Form 10QSB
period 1999-09-30
EDUVERSE COM
filed 1999-11-15
CIK 1094038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------
                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended September 30, 1999

          [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________ to _________

                        Commission File Number 000-27239




                                  EDUVERSE.COM
        (Exact Name of Small Business Issuer as Specified in its Charter)

          Nevada                                       88-0277072
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                                1135 Terminal Way
                                    Suite 209
                             Reno, Nevada 89502-2168
                    (Address of Principal Executive Offices)

                                 (775) 332-3325
                (Issuer's Telephone Number, Including Area Code)



Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,087,434 shares of common stock outstanding as of November 10, 1999.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                                  EDUVERSE.COM

                                   Form 10-QSB
                 For the Fiscal Quarter ended September 30, 1999


                                TABLE OF CONTENTS


                                                                                   Page
                                                                                   ----

PART I.   FINANCIAL INFORMATION ....................................................1

     Item 1. Financial Statements (Unaudited) ......................................1

          Consolidated Balance Sheets at September 30, 1999
          and December 31, 1998. ...................................................2

          Consolidated Statements of Operations for the three
          months ended September 30, 1999 and 1998. ................................3

          Consolidated Statements of Operations for the nine
          months ended September 30, 1999 and 1998. ................................4

          Consolidated Statements of Cash Flow for the nine
          months ended September 30, 1999 and 1998. ................................5

          Notes to Consolidated Financial Statements. ..............................6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations .................................10

PART II.  OTHER INFORMATION .......................................................17

     Item 1. Legal Proceedings ....................................................17

     Item 2. Recent Sales of Unregistered Securities ..............................17

     Item 6. Exhibits and Reports on Form 8-K .....................................19


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Financial Statements

     The following historical financial data provided as of and for the nine months ended September 30, 1999 have been derived from the Company's unaudited internal consolidated interim financial statements and have been prepared in accordance with United States generally accepted accounting principles. In the opinion of the Company's management, contained within the financial statements are all adjustments which are necessary for a fair representation of the information pertaining to the Company's financial position as of September 30, 1999.

eduverse.com
(formerly Perfect Future, Ltd.)
CONSOLIDATED BALANCE SHEET
As at September 30, 1999
(unaudited)
(Expressed in U.S. dollars)



                                                                                  30-Sep 1999            31-Dec 1998
                                                                                      $                      $
                                                                                 (unaudited)             (audited)
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash                                                                                 96,811                37,757
Accounts receivable, less allowance of $nil                                          51,204                18,477
Finished goods inventory                                                             15,892                44,421
Prepaid expense                                                                           0                 5,651
------------------------------------------------------------------------------------------------------------------------

Total currents assets                                                               163,907               106,306

Capital assets, net                         [note 3]                                 56,186                31,744
Deferred charge, net of accumulated amortization of $99,860                         111,940               159,800
------------------------------------------------------------------------------------------------------------------------
                                                                                    332,033               297,880
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities                                             57,169               102,778
Capital Lease obligations                                                                 0                 7,041
Loans payable                               [note 5]                                  5,000                78,685
Current portion of royalty payable          [note 6]                                 62,000                29,400
Unearned revenue                                                                          0                20,138
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           124,169               238,042
Royalty payable                             [note 6]                                 97,800               130,400
------------------------------------------------------------------------------------------------------------------------
                                                                                    221,969               368,442
------------------------------------------------------------------------------------------------------------------------
Commitment                                  [note 6]
Stockholders' equity
share capital                               [note 7&8]
Common Stock - $0.001 par value
50,000,000 authorized, 12,753,434 issued and outstanding                             12,753                11,607
Preferred stock - $0.001 par value
5,000,000 authorized, nil issued and outstanding                                          0                     0
Additional paid in capital                                                        1,132,020               286,127
Cumulative translation adjustment                                                    (1,257)                1,673
Deficit                                                                          (1,033,452)             (416,716)
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                          110,064               (70,562)
------------------------------------------------------------------------------------------------------------------------
                                                                                   (332,033)             (297,880)
------------------------------------------------------------------------------------------------------------------------

eduverse.com
(formerly Perfect Future, Ltd.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)

                                                                             Three Months Ended    Three Months Ended
                                                                                30-Sep 1999            30-Sep 1998
                                                                                      $                     $
                                                                                (unaudited)            (unaudited)
--------------------------------------------------------------------------------------------------------------------
REVENUE
Software Sales                                       [note 4]                        5,371                    0
Distribution royalties                                                                   0                    0
Other Income                                         [note 4]                        1,614                    0
--------------------------------------------------------------------------------------------------------------------
                                                                                     6,985                    0
Cost of goods sold                                                                 (17,445)                   0
--------------------------------------------------------------------------------------------------------------------
                                                                                   (10,460)                   0
--------------------------------------------------------------------------------------------------------------------
EXPENSES
Amortization of deferred charge                                                     15,960                    0
Depreciation                                                                         5,147                    0
General and administration                                                          93,556               59,287
Marketing                                                                           83,502               14,530
Research and development                                                            86,090               36,946
--------------------------------------------------------------------------------------------------------------------
                                                                                   284,255              110,763
--------------------------------------------------------------------------------------------------------------------
Loss for the period                                                               (294,715)            (110,763)

Deficit beginning of period                                                       (738,737)             (46,332)
--------------------------------------------------------------------------------------------------------------------
Deficit end of period                                                           (1,033,452)            (157,095)
--------------------------------------------------------------------------------------------------------------------
Comprehensive loss
Net loss                                                                        (1,033,452)            (157,095)
Foreign currency translation                                                        (2,930)                   0
--------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                              (1,036,382)            (157,095)
--------------------------------------------------------------------------------------------------------------------
Basic and fully diluted loss per share                                              (0.02)                (0.01)
--------------------------------------------------------------------------------------------------------------------
Weighted average number of shares                                               12,753,434            9,300,054
--------------------------------------------------------------------------------------------------------------------

eduverse.com
(formerly Perfect Future, Ltd.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)


                                                                                                      5-May-98
                                                                               Nine Months            (date of
                                                                                  Ended            incorporation) to
                                                                               30-Sep 1999            31-Dec 1998
                                                                                    $                      $
                                                                               (unaudited)            (unaudited)
---------------------------------------------------------------------------------------------------------------------
REVENUE
Software Sales                      [note 4]                                       100,520                    0
Distribution royalties                                                              40,581                    0
Other Income                        [note 4]                                        98,854                    0
---------------------------------------------------------------------------------------------------------------------
                                                                                   239,955                    0
Cost of goods sold                                                                 (53,328)                   0
---------------------------------------------------------------------------------------------------------------------
                                                                                   186,627                    0
---------------------------------------------------------------------------------------------------------------------
EXPENSES
Amortization of deferred charge                                                     47,860                    0
Depreciation                                                                        12,463                    0
General and administration                                                         304,766               78,802
Marketing                                                                          216,053               20,024
---------------------------------------------------------------------------------------------------------------------
Research and development                                                           222,221               58,269
---------------------------------------------------------------------------------------------------------------------
                                                                                   803,363              157,095

Loss for the period                                                               (616,736)            (157,095)
---------------------------------------------------------------------------------------------------------------------
Deficit beginning of period                                                       (416,716)                   0
---------------------------------------------------------------------------------------------------------------------
Deficit end of period                                                           (1,033,452)            (157,095)

Comprehensive loss
---------------------------------------------------------------------------------------------------------------------
Net loss                                                                        (1,033,452)            (157,095)
---------------------------------------------------------------------------------------------------------------------
Foreign currency translation                                                        (2,930)                   0
Comprehensive loss                                                              (1,036,382)            (157,095)
---------------------------------------------------------------------------------------------------------------------
Basic and fully diluted loss per share                                              (0.08)                (0.02)
---------------------------------------------------------------------------------------------------------------------
Weighted average number of shares                                               12,753,434            9,300,054
---------------------------------------------------------------------------------------------------------------------

eduverse.com
(formerly Perfect Future, Ltd.)
CONSOLIDATED STATEMENT OF CASH FLOW
(Expressed in U.S. dollars)


                                                                                                      5-May-98
                                                                               Nine Months            (date of
                                                                                  Ended            incorporation) to
                                                                               30-Sep 1999            31-Dec 1998
                                                                                    $                      $
                                                                               (unaudited)            (unaudited)
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                               (616,736)            (157,095)
Adjustment to reconcile net loss to net cash used
  in operating activities:
Common shares issued for services rendered                                          42,294                2,999
Amortization of deferred charge                                                     47,860                    0
Depreciation                                                                        12,463                    0
Stock based compensation                                                                 0                    0
Changes in non-cash working capital items:
Accounts receivable                                                                (32,727)                   0
Finished goods inventory                                                            28,529                    0
Prepaid expenses                                                                     5,651                    0
Accounts payable                                                                   (45,609)              13,753
Unearned revenue                                                                   (20,138)                   0
---------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             (578,413)            (140,343)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Advances (repayments) of loans                                                     (73,685)               8,118
Payments under capital lease obligations                                           (10,168)              (4,882)
Issuance of common stock                                                           755,998              174,797
---------------------------------------------------------------------------------------------------------------------
Cash received on common stock to be issued                                               0                    0
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                          672,145              178,033
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Purchase of capital assets                                                         (31,748)             (10,635)
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                              (31,748)             (10,635)
---------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                                     (2,930)
Net increase in cash                                                                59,054               27,055
Cash, beginning of year                                                             37,757                    0
---------------------------------------------------------------------------------------------------------------------
Cash, end of the period                                                             96,811               27,055
---------------------------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



1.   BASIS OF PRESENTATION

     The  Company's  consolidated  financial  statements  for the  period  ended
September 30, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The
Company incurred losses of $294,715 and $616,736 for the three-month and nine-month periods ended September 30, 1999, respectively. The ability of the Company to continue as a going concern is dependent upon achieving profitable operations and upon obtaining additional financing. The outcome of these matters cannot be predicted at this time. No assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to sharply curtail the Company's operating expenses. These financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue business.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Eduverse Accelerated Learning Systems (Canada) Inc. (British Columbia, Canada), ESL Pro Systems Inc. (Nevada) and M&M Information and Marketing Services Inc. (Nevada). All significant intercompany accounts and transactions have been eliminated.

     Revenue recognition

     Revenue from the sale of software products is recognized at the time products are shipped to customers. Distribution royalty revenue is recognized when the terms of the distribution agreement have been met. Consulting revenue is recognized at the time the consulting services have been rendered.

3.   CAPITAL ASSETS

                                                 Accumulated
                                        Cost     Depreciation     Net book value
                                         $            $                 $
--------------------------------------------------------------------------------
September 30, 1999
Computer equipment                     60,004      14,289            45,715
Furniture and office equipment         12,390      1,919             10,471
                                       72,394      16,208            56,186
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



4.   MAJOR CUSTOMERS

     For the nine-month period ended September 30, 1999, major customers represented the following percentage of software sales and other income.

     (a)  One customer represented 72% of software sales.
     (b)  One customer represented 95% of other income.


5.   LOANS PAYABLE

                                                      1999
                                                        $
     ----------------------------------------------------------------
         Stockholder Loan                            5,000
     ----------------------------------------------------------------
                                                     5,000
     ----------------------------------------------------------------

     This loan is non-interest-bearing and has no specific terms of repayment.


6.   DEFERRED CHARGE

     On May 7, 1998, the Company, entered into a license agreement with Boswell International Technologies Ltd. to acquire certain rights to developed software. Pursuant to the license agreement, the Company is required to make certain minimum annual royalty payments and may be required to pay additional amounts based on sales levels for a minimum period of 3 years. Accordingly, the Company has recorded a liability and deferred charge equal to the minimum royalty payable of $211,800 (Cdn $325,000).

     The minimum amounts repayable over the next three years to September 30 are as follows:

                                                             $
     --------------------------------------------------------------
         2000                                             62,000
         2001                                             97,800
     --------------------------------------------------------------
                                                         159,800
     --------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



7.   SHARE CAPITAL

     (a)  Authorized

     The authorized capital of the Company consists of 50,000,000 shares of common stock, par value $0.001 per share, and 5,000,000 shares of preferred stock, par value $0.001 per share.

     (b)  Issued and outstanding

                                                                        Number of Shares        Amount
        Common Shares                                                          #                  $
        ------------------------------------------------------------------------------------------------
        Balance, December 31, 1998                                          11,607,046           11,607
        Issued for cash pursuant to subscription agreements                  1,071,316            1,071
        Issued for services rendered                                            75,072               75
        ------------------------------------------------------------------------------------------------
        Balance, September 30, 1999                                         12,753,434           12,753
        ------------------------------------------------------------------------------------------------


     During the period, the Company issued 1,071,316 shares of commo n stock pursuant to subscription agreements at prices ranging from $0.48 to $1.00 per share for cash of $755,998.

     The Company also issued 75,072 shares of common stock for services rendered at a deemed value of $42,294. These shares were issued at prices between $0.50 to $0.84 per share.

     (c)  Stock Options

     The Board of Directors and shareholders amended the Stock Option Plan on May 30, 1999 and again on June 30, 1999. The maximum number of shares of common stock reserved for issuance pursuant to the Stock Option Plan has increased from 1,500,000 shares to 2,500,000 shares. As of September 30, 1999 a total of 1,477,500 options are issued and unexercised. Stock option transactions for the period ended September 30, 1999 and the number of stock options outstanding are summarized below:

                                                                        Number of Optioned
                                                                          Common Shares          Price Range
                                                                                #                    $
     --------------------------------------------------------------------------------------------------------
     Options granted as of December 31, 1998                                 1,262,500         $0.68 - $0.75
     Options granted between January 1, 1999 and Sept. 30, 1999                215,000         $1.00 - $5.50
     --------------------------------------------------------------------------------------------------------
     Balance, September 30, 1999                                             1,477,500         $0.68 - $5.50
     --------------------------------------------------------------------------------------------------------

     The outstanding options expire at various dates beginning August 3, 2002 and ending May 12, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



8.   SUBSEQUENT EVENTS

The following events have occurred subsequent to September 30, 1999:

     (a) The Company issued 430,000 shares of common stock for which proceeds of $215,000 were received.

     (b) The Company granted 100,000 employee stock options at an exercise price of $0.75. These options expire October 28, 2009.

     (c) The Company cancelled 150,000 employee stock options which had been issued to employees who are longer under the employ of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain information contained in the following discussion, except for statements of historical fact, constitutes "forward-looking statements," including without limitation statements containing the words "will," "may," "believes," "anticipates," "intends," "expects" and words of similar import, as well as all predictions or projections of future results or events. Such forward-looking statements involve known and unknown risks, uncertainties and numerous other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to, the following: the Company's limited operating history, history of losses and unproven business model, the Company's negative cash flow and need for additional financing, the Company's ability to develop and market new products, competition, management of growth and integration, future technological changes, the Company's dependence on key personnel, marketing relationships and third party suppliers and the Company's ability to protect its intellectual property rights.

During the three-month period ended September 30, 1999, the Company continued to focus on marketing its Internet- and Intranet-based products. On July 7, 1999, the Company signed an agreement with the Ministry of University Affairs in Thailand to provide English language instruction to approximately one million university and technical school students in 24 public universities and 37
Information Technology campuses. Pursuant to this agreement, the Company installed servers on the Ministry's UniNet network and has begun installation of its ENGLISH PRO Network Edition on the network's workstations. On August 17, 1999, the Company signed an agreement with Africa News Service to provide English language instruction on the African continent through the service's electronic network distributing information from over 60 sources, including more than 40 African news organizations. On August 20, 1999, the Company began shipping a localized version of its ENGLISH PRO retail product to distributors for the Mexico and South America markets. On September 16, 1999, the Company signed an agreement with CSS Management Sdn. Bhd., in Kuala Lumpur, Malaysia to place its ENGLISH PRO software in the SJK(C) Smart School Project, which is offered to 1,290 National Type Chinese Schools and complements the Government's Seventh Malaysia Plan to equip all schools with computers. On September 20, 1999, the Company signed a freeENGLISH Affiliate Program Agreement with I.Star Sdn. Bhd., a wholly owned subsidiary of Star Publications (Malaysia) Bhd. (the "Star"), Malaysia's largest English-language newspaper. Pursuant to this agreement, the Star newspaper will promote eduverse.com's ENGLISH PRO Web Edition software to its daily readership of more than one million people and ENGLISH PRO Web Edition will also be made available on the Star's web site (thestar.com.my), one of the most visited Web portals in the country. On September 27, 1999, the Company signed a freeENGLISH Affiliate Program agreement with MIMOS Berhad, the parent company of Internet service provider JARING Services, the largest provider of Internet connectivity in Malaysia.

Also during the period, the Company has continued the development of ENGLISH PRO Web Edition, ENGLISH PRO Network Edition and its Internet web portal at www.freeENGLISH.com, expanded the number of games and other features available on the site, launched a new and improved corporate web site located at www.eduverse.com, and increased its presence on the Internet by actively promoting itself to educational web sites that can generate visitors to the Company's freeENGLISH.com web site by providing links on their web sites. In addition, the Company has focused marketing efforts on establishing partnership agreements with US-based and international Internet web portals, educational software companies with existing US market presence, and with PC manufacturers, to resell the Company's products in their markets, has held meetings in Thailand with potential advertisers to present the opportunity to advertise with ENGLISH PRO Network Edition, and has been meeting with Ministries of Education in China and Taiwan and pursuing initiatives there and in Colombia, Singapore and the Hong Kong Special Autonomous Region to deliver ENGLISH PRO Network Edition into school markets.


RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 1999

     Revenues. The Company derives its revenues from retail sales of its software products, royalties received from distributors of its software products and consulting fees from services performed by senior management of the Company. Royalties are fees paid by third parties to obtain the exclusive right to sell the Company's software products in a country or region for a fixed period of time. Other revenue items include non-software-related income, such as consulting fees and bank interest. These consulting fees are determined on a project-by-project basis taking into account the value of its input in the project and the amount of hours required to complete the project. Revenues for the three and nine-month periods ended September 30, 1999 were $6,985 and $239,955 respectively compared to no revenues for the three and six-month period ended September 30, 1998. This increase is primarily due to the introduction of the Company's ENGLISH PRO Version 6.2 product into the retail marketplace in Canada and the United States in December 1998 and March 1999, respectively, and also due to increased consulting fees paid to the Company's executive officers. A decrease to only $5,371 in sales for the third quarter 1999 are a reflection of: the Company's new pricing policy that lowered the cost of its ENGLISH PRO
Version 6.2 from $59.99 to $29.99 and the resulting rebates in form of additional product to the retailers on existing inventories; and the Company's change of emphasis from its retail program to its Internet and Intranet programs. The purpose of the retail program was to gain product awareness and use the physical box as a marketing tool to launch the e-education Internet and Intranet initiative. The bulk of future revenues will be generated from the sale of advertising on the Company's Internet and Intranet programs. It is expected that initial revenues from the advertising program will begin in fourth quarter 1999. Early in Year 2000, the retail program will be significantly reduced as part of the Company's marketing strategies.

     Cost of Revenues. Cost of revenues consists of expenses associated with the physical production of the "boxed" software packages that are sold in the retail market and the deployment of the Company's Internet Web sites, including Internet connection charges. During the three-month period ended September 30, 1999, cost of goods sold increased to $53,328 from $0.00 during the three-month period ended September 30, 1998. Increase in the cost of goods reflects that the Company did not take delivery and start selling its ENGLISH PRO 6.2 software until November 1998, and thus did not have any product to sell, and no cost of goods sold, for the three-month period ending September 30, 1998.

Company's software product was not introduced for sale until fourth quarter of 1998. The increase of $17,405 from the period ending June 30, 1999 reflects the change in pricing policy of its ENGLISH PRO Version 6.2 and the subsequent rebates in the form of product to its customers.

     Amortization and Depreciation. Amortization and depreciation expenses consist of depreciation on leased and owned computer equipment, software, office equipment and furniture and amortization of a license fee for the use of software. Capital assets such as computer equipment and furniture and office equipment are depreciated on a straight-line basis over their estimated useful lives, computer equipment over three years and furniture and office equipment over five years. The license fee for use of software is amortized on a straight-line basis over the three-year minimum term of the license agreement with Boswell International Technologies Ltd. The Company incurred depreciation expenses of $5,147 and $12,463 respectively during the three-month and nine-month periods ended September 30, 1999 and amortization expenses of $15,960 and $47,860 for the same periods.

     General and Administration Expenses. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses increased by 57% and 286% to $93,556 and $304,766 during the three-month and nine-month periods ended September 30, 1999, respectively, compared to $59,287 and $78,802 for the same periods in 1998. The increases in the 1999 three-month and nine-month periods reflect the hiring of additional support staff and increased legal and accounting fees related to the registration of the Company's common stock under the United States Securities Exchange Act of 1934 and compliance with related reporting requirements.

     Marketing Expenses. Marketing expenses consist primarily of marketing and promotional costs relating to the development of the Company's brands as well as personnel, travel and other costs. Marketing expenses increased by 474% and 979% to $83,502 and $216,053 during the three-month and nine-month periods ended September 30, 1999, respectively, compared to $14,530 and $20,024 for the same periods in 1998. These increases were primarily attributable to increased travel expenses incurred to promote the Company's Internet-enabled software products in Southeast Asia and South America and the hiring of additional staff. The Company anticipates marketing expenses will increase over the next 12 months as a result of its current initiatives in Thailand and throughout Asia and Latin America, which will require extensive travel for the Company's marketing staff and the hiring of additional personnel.

     Research and Development Expenses. Research and development expenses primarily include personnel costs relating to developing the Company's software and maintaining and enhancing the features, content and functionality of the Company's Internet Web site and related systems. Research and development expenses were $86,090 and $222,221 for the three and nine-month period ended September 30, 1999, respectively, which represent increases of 133% and 281% from the same periods in 1998. These increases were primarily due to increased staffing in the research and development team. The Company anticipates that its research and development staff will continue to grow through the end of 1999 and into 2000 as the Company focuses on improving and expanding the features and availability of its Internet- and network-enabled software products.

     Income Taxes. No provision for federal income taxes has been recorded for the three period ended September 30, 1999 or the nine-month period ended September 30, 1999, as a result of losses. As of September 30,1999, the Company had approximately $1,033,452 of federal net operating loss carryforwards available to offset future taxable income; these carryforwards expire in various years beginning in 2018, if not previously utilized.

Liquidity and Capital Resources

     Since inception, the Company has financed operations and met its capital expenditure requirements primarily through private sales of equity securities, which have resulted in net proceeds of $985,731 through September 30, 1999. At September 30, 1999, the Company had $96,811 in working capital. Subsequent to September 30, 1999 the Company's financing activities have netted the Company $193,500.

     The Company has not yet generated positive cash from operating activities. Cash used in operating activities was $241,396 and $578,413 for the nine-month period ended December 31, 1998 and the nine-month period ended September 30, 1999, respectively. The Company does not expect to generate positive cash from operations for the year ending December 31, 1999.

     To date, the Company's investing activities have consisted of capital expenditures totaling $5,454 and $31,748 for the three-month and nine-month periods ended September 31, 1999, respectively. The capital expenditures related primarily to the acquisition of computer software and equipment as well as furniture and fixtures used to support the Company's growing employee base.

     Net cash provided by financing activities was $755,998 for the nine-month period ended September 30, 1999. Subsequent to the nine-month period ending September 30, 1999 financing activities netted the Company $193,500. Net cash provided by financing activities resulted primarily from issuance of capital stock, which was partially offset by principal payments on capital leases and notes payable.

     The Company does not foresee an immediate increase in operating expenses until such time as revenues commence from the sale of advertisements in Thailand and/or the Company is successful in raising equity or debt financing sufficient to meet its current working capital requirements and support an increase in operating expenses. The Company expects that it will first receive revenues from advertising sales in the last quarter of 1999 and therefore projects that increases in development and marketing expenses will coincide with these revenues.

     The Company believes that available cash and cash equivalents combined with anticipated operating revenues will be adequate to fund the Company's operations over the next four months. Thereafter, the Company expects it will need to raise additional capital to meet its long-term operating requirements. The Company may encounter business initiatives that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of business opportunities, develop or enhance its products or otherwise respond to competitive pressures would be significantly limited, and the Company may be required to significantly restrict its operations.

Foreign Currency Translation and Hedging

     The Company is exposed to foreign currency fluctuations through its operations in Canada. Substantially all of its revenues to date and corresponding receivables have been in United States dollars. However, all research and development expenses, customer support costs and administrative expenses are in Canadian dollars.

     The Company recorded a foreign exchange gain (loss) of ($1,257) and ($2,930) for the three and nine-months ended September 30, 1999, respectively. As the foreign exchange gains (losses) were not significant, the Company does not, at this time, engage in forward exchange contracts for the purpose of hedging against fluctuations in the exchange rate between United States and Canadian dollars. It is anticipated that advertising revenues generated in the fourth quarter of 1999 and early in 2000 will be Thailand Bahts. This will expose the Company to foreign currency fluctuations through its operations in Thailand.

     During the fourth quarter 1999 and the first two quarters of 2000, the Company intends to engage in activities in foreign countries, namely Thailand, Malaysia, Columbia, Taiwan and China. These activities will likely result in development expenses related to the installation, support and maintenance of ENGLISH PRO Network Edition on educational networks and sales and marketing expenses related to generating advertising revenues in these regions. The Company has no immediate plans for hedging against fluctuations in these currencies.

Year 2000 Compliance

     The Year 2000 (Y2K) issue is the result of certain computer hardware, operating system software and software application programs having been developed using two digits rather than four to define a year. For example the clock circuit in certain hardware may be incapable of holding a date beyond the year 1999; some operating systems may recognize a date using "00" as the year 1900 rather than 2000 and certain applications may have limited date processing capabilities. These problems could result in the failure of major systems or miscalculations, which could have a material impact on companies through business interruption or shutdown, financial loss, damage to reputation, and legal liability to third parties.

     The Company has been assessing its exposure to risks relating to the Y2K issue. These analysis and remediation issues are addressed in a four-phase plan of action.

     Phase I - Inventory and Risk Assessment. This Phase requires an inventory and assessment of the business and information systems used by the Company, including desktop hardware and software, network hardware and software, and telephone systems. The Company uses Intel-based PC desktop products. In connection with a review of this hardware the Company has determined that all systems are Year 2000 compliant and contain four digit date codes. In addition the Company uses "off the shelf" software for desktop applications. In connection with a review of this software the Company has replaced its accounting software. The Company's existing products are all Year 2000 compliant and contain four digit date codes. As a result, the Company believes it has completed this Phase. The Company's Internet Web sites are Y2K compliant. The Company relies on Windows NT server software, Microsoft Internet Server software and Microsoft SQL Server software, all of which, the Company has been informed, are Y2K compliant. The Company does not have any contingency plans should the Microsoft software not work on January 1, 2000.

     Phase II - Remediation Cost Estimation. This Phase involves the analysis of each Y2K compliance issue, determination of how such risks will be remediated and the cost of such remediation. As indicated, the Company does not anticipate needing to replace any additional hardware. It has upgraded some desktop software with readily available prepackaged programs. Because of the Company's limited operating history, it has not incurred significant time or expense in connection with transferring data to any upgraded desktop software. The Company believes it has completed this Phase.

     Phase III - Remediation. This Phase includes the replacement or correction of any necessary business or information systems. This Phase is complete for both the information technology systems and the non-information technology business systems.

     Phase IV - Remediation Testing. This Phase includes the future date testing of all remediation efforts made in Phase III to confirm that the changes made bring the affected systems into compliance, no new problems have arisen as a result of the remediation, and that all new systems which replaced non-compliant systems are Y2K compliant regardless of whether vendors represent that such systems are Y2K complaint. The Company believes it has completed this Phase and is therefore Y2K compliant.

     Third Party Relationships. Even if the internal systems of the Company are not materially affected by the Year 2000 problem, the Company's business, financial condition and results of operations could be materially adversely affected by disruption in the operation of enterprises with which the Company interacts. The Company currently relies or plans to rely on third party companies in connection with the manufacture and distribution of its products. The Company plans to rely on Pac Services Inc. ("PAC") for the assembly and distribution of the Company's packaged CD-ROM software products. PAC has reported that it has developed a comprehensive plan to achieve Year 2000 compliance of its sensitive systems by the fall of 1999. However, PAC cannot guarantee its Year 2000 compliance or that of its suppliers. While another company could be retained to assemble and distribute the Company's packaged CD-ROM software products, any interruption in PAC's assembly or distribution of the Company's packaged CD-ROM software products could have a significant adverse effect on the Company's business. The Company's servers in Thailand are Y2K compliant, and the Company has been informed by the Ministry of University Affairs that the Ministry is currently completing its Y2K readiness programs. If the Ministry's UniNet network does not operate on January 1, 2000, the Company will be unable to provide service on the UniNet until such time as the Ministry's network is functional, which could have a material adverse effect on the Company business and financial results.

     Based on current information, the Company believes the Y2K issue will not have a material adverse effect on the Company, its consolidated financial position, results of operations or cash flows. However, there can be no assurance that the Company's Y2K remediation efforts, or those of third parties will be properly and timely completed, and the failure to do so could have a material adverse effect on the Company, its business, results of operations, and its financial condition. The Company has assessed and continues to assess the risk of Y2K problems in the operation of its business. This includes an examination of all computer-controlled processing and analytical equipment, telephone, banking services, and water and power supply to the Company's offices. The Company has completed the Y2K assessment and taken all corrective action required through software upgrades and equipment modifications. Should further problem areas be noted, corrective action will be taken to minimize disruption of the Company's operations. Continuing assessment may result in the identification of additional issues, which could have a material adverse effect on the Company's results of operations. In addition, important factors that could cause results to differ materially include, but are not limited to, the ability of the Company to successfully identify systems which have a Y2K issue, the nature and amount of remediation effort required to fix the affected system, and the costs and availability of labor and resources to successfully address the Y2K issues.

     The Company is engaged in business activities which rely on information technology ("IT") systems, including billing and accounting systems, as well as system connections for Internet customers and the Company's Internet servers. All of the Company's hardware and software has been upgraded for Y2K compliance and, accordingly, the Company does not believe that it will be materially affected by Y2K problems, except potentially from third-party Internet and telephone systems which could be impaired by partial system disruptions. The Company relies on non-IT systems that may suffer from Y2K problems, including telephone systems, facsimile and other office machines. Moreover, while the Company relies on third parties that may suffer from Y2K problems that could affect the Company's operations, it does not believe that such third-party Y2K problems will affect the Company in a manner that is different or more substantial than such problems affect other similarly situated companies. The Company has designed a limited contingency plan with respect to Y2K problems that may affect the Company or third-party suppliers.

     The worst-case scenario pertaining to the Y2K issue would be an overall failure of the Internet, electronic and telecommunications infrastructure. In addition, the systems and services provided by the Company's third-party vendors may fail to be Y2K compliant despite their representations to the contrary. The failure by these entities or systems to be Y2K compliant could result in a systemic failure beyond the Company's control, which could also prevent users from accessing the Company's freeENGLISH.com Internet Web site, which would have a material adverse effect on the Company's business, results of operations and financial condition.

     The foregoing is a "Year 2000 Readiness Disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Policy.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is not a party to, and none of the Company's property is subject to, any material pending or threatened legal proceeding.


ITEM 2.  CHANGES IN SECURITIES.

Recent Sales of Unregistered Securities

     On July 17, 1999 the Company issued 2,345 shares of common stock to Vaughn Barbon at a price per share of $0.853 for an aggregate purchase price of $2,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On October 21, 1999 the Company issued 4,000 shares of common stock to Vaughn Barbon at a price per share of $0.50 for an aggregate purchase price of $2,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On November 8, 1999 the Company issued 60,000 shares of common stock to Mark Chewter at a price per share of $0.50 for an aggregate purchase price of $30,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On November 8, 1999 the Company issued 50,000 shares of common stock to Douglas Cairns at a price per share of $0.50 for an aggregate purchase price of $25,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On November 8, 1999 the Company issued 40,000 shares of common stock to Lambeth Investments Ltd. at a price per share of $0.50 for an aggregate purchase price of $20,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On November 8, 1999 the Company issued 50,000 shares of common stock to Michael Frost at a price per share of $0.50 for an aggregate purchase price of $25,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On November 8, 1999 the Company issued 30,000 shares of common stock to Straun Robertson at a price per share of $0.50 for an aggregate purchase price of $15,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On November 8, 1999 the Company issued 100,000 shares of common stock to Jean de Gerlache de Gomery at a price per share of $0.50 for an aggregate purchase price of $50,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On November 8, 1999 the Company issued 40,000 shares of common stock to Theodore M. Bardacke at a price per share of $0.50 for an aggregate purchase price of $20,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On November 8, 1999 the Company issued 60,000 shares of common stock to Michael Fernandez at a price per share of $0.50 for an aggregate purchase price of $30,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On October 28, 1999 the Company issued 100,000 employee options to purchase its common stock, with an exercise price of $0.75 per share. These options expire October 28, 2009.

     On November 9, 1999 the Company cancelled 150,000 employee options to purchase its common stock, with an exercise price of $0.68 per share. These options were cancelled as the employees that received the options are no longer under the employ of the Company.

     Since May 1998, the Company has issued an aggregate of 1,577,500 options to purchase its common stock, with exercise prices ranging from $0.68 to $5.50 per share, to employees, directors, advisors and service providers under its 1998 Stock Option Plan and its 1998 Directors Stock Option Plan. Of these options, 150,000 have been cancelled without being exercised, options for no shares have been exercised and 1,427,500 options remain outstanding.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:


Exhibit
 Number             Description
-------             -----------
27.1                Financial Data Schedule


          (b)  Form 8-K :

     The registrant did not file any reports on Form 8-K during the three months ended September 30, 1999.

     Items 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of November, 1999.

                                      EDUVERSE.COM



                                      By: /s/ Mark E. Bruk
                                          --------------------------------------
                                          Mark E. Bruk, President, Chief
                                          Executive Officer and Treasurer

Exhibit
 Number             Description
-------             -----------
27.1                Financial Data Schedule