Form 10KSB
period 1999-12-31
EDUVERSE COM
filed 2000-04-13
CIK 1094038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   For the Fiscal Year ended December 31, 1999

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     Of the Securities Exchange Act of 1934

                                  EDUVERSE.COM
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                       88-0277072
----------------------------------------      ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           1135 Terminal Way
               Suite 209
              Reno, Nevada                               89502-2168
----------------------------------------      ----------------------------------
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (775) 332-3325


           Securities to be registered under Section 12(b) of the Act:

                 None                                   Not Applicable
----------------------------------------      ----------------------------------
Title of each class to be so registered         Name of each exchange on which
                                                each class is to be registered


           Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

                                 Not Applicable
--------------------------------------------------------------------------------
                                (Title of Class)

                                TABLE OF CONTENTS

                                                                                                               Page

NOTE REGARDING FORWARD LOOKING STATEMENTS.........................................................................1

ITEM 1        DESCRIPTION OF BUSINESS.............................................................................1
ITEM 2        DESCRIPTION OF PROPERTY.............................................................................7
ITEM 3        LEGAL PROCEEDINGS...................................................................................7
ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................7

PART II       ....................................................................................................7

ITEM 5        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................................7
ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............11
ITEM 7        FINANCIAL STATEMENTS...............................................................................16
ITEM 8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............16

PART III      ...................................................................................................17

ITEM 9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:  COMPLIANCE WITH SECTION 16
              (A) OF THE EXCHANGE ACT............................................................................17
ITEM 10       EXECUTIVE COMPENSATION.............................................................................18
ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................21
ITEM 12       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................21
ITEM 13       EXHIBITS AND REPORTS ON FORM 8K....................................................................22


Note Regarding Forward Looking Statements

     Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's limited operating history, competition, management of growth and integration, risks of technological change, the Company's dependence on key personnel, marketing relationships and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-KSB. Certain of the forward looking statements contained in this annual report are identified with cross-references to this section and/or to specific risks identified under "Description of Business - Risk Factors."


ITEM 1   DESCRIPTION OF BUSINESS

Overview

     The Company develops and markets software programs under several product names to assist non-English speaking students in learning spoken English. The Company has begun the process of withdrawing from the traditional "boxed" software sales sold through retail stores. The Company's primary focus is partnering with governments to build the largest Internet audience by combining education, the Internet and corporate advertising.

     eduverse.com makes available its English as a Second Language (ESL) training course free to students, paid for by corporate advertising. eduverse.com's ESL course is delivered over school or university Intranets, or through the Internet and on CD ROMs. Corporate advertising is embedded in the course software.

     The eduverse.com business model provides users with free and easy access to quality online education, while reducing to zero the cost to educational institutions of providing educational content. Thus eduverse.com is able to attract valuable users at a fraction of the industry average cost. Further, it offers corporate sponsors an effective and, for the first time, measurable way to advertise their products and services to a highly targeted audience.

     There are 3 important distinguishing features of eduverse.com's business model: its products, distribution channels and its revenue source.

     The Company's common stock currently trades on the NASD Over-The-Counter-Market Bulletin Board ("OTCBB") under the symbol "EDUV." The Company's registered office is located at Suite 209, 1135 Terminal Way, Reno, Nevada, U.S.A. 89502-2168 and its phone number at that address is (775) 332-3325. EDUVERSE DOT COM (Canada) INC.'s principal executive offices are located at 2nd Floor, 1235 West Pender Street, Vancouver, British Columbia, Canada V6E 2V1 and its phone number at that address is (604) 623-4864.

Industry Background

     The market for educational software is growing rapidly. It is often described in two market segments: consumers and educational institutions. In 2000, the Company plans to compete in both of these segments. The factors driving the growth in the market include increasing penetration of personal computers in homes, expanding distribution channels for educational software, growth in consumer and educational publications featuring educational software and increased awareness of the potential of multimedia as an effective educational tool.

     The distribution channels for consumer educational software products have expanded significantly in recent years. Traditionally these products were sold through specialty software stores. Today, these products are increasingly sold through these and other distribution channels, including the Internet, computer superstores, consumer electronic stores, mass merchants, office supply, discount warehouse stores and bookstores. While the number of distribution outlets has increased, competition for retail shelf space and customer awareness has also increased due to growth in the numbers of products and publishers competing for that shelf space and awareness. The
Company believes that, with proliferation of software titles and the corresponding decrease in the availability of retail shelf space, it becomes increasingly important to find alternative methods of offering educational software products to the public such as via the Internet or in educational settings.

     The market for educational software in educational institutions is also expanding and changing rapidly. School sales of educational software are being driven by growth in penetration of computers into schools, upgrades of the installed base to new multimedia computers, increases in the number of teachers trained to incorporate technology-based products into their curriculum and changes in governmental funding authorizations to encourage the use of technology-based instructional materials. In addition, educational institutions are increasingly requiring students to use particular software applications as part of their coursework requirements. However, with school resources being stretched, available funding for educational software is limited. The Company believes that its business model of providing free high quality educational software paid for by advertisers is the model for education in the future.

     The demand for English training is significant. According to a major study conducted by the British Council about the future of English, there are over 1 billion people currently studying the language worldwide. As English is the language of global commerce, communications, the Internet and diplomacy, the worldwide demand to learn to read, write and speak English is growing at an ever-increasing pace.

eduverse.com

     The Company develops and markets software programs under several product names to assist non-English speaking students in learning spoken English. The Company's primary focus is to partner with governments to combine education, the Internet and corporate advertising. During 1999, the Company began the process of exiting the traditional method of selling software through retail channels. As a result, quarterly revenues have been declining. This will continue until the third quarter of 2000 when advertising revenues are expected to begin.

     The  Company's  core  software  products  feature   phonetic-based  English
language tutorial systems, which use multimedia presentations to help non-English speaking students learn English language pronunciation. An Internet-enabled version of its software called ENGLISH PRO Web Edition, is available for free from the Company's web vortal (vertical portal) at http://www.freeENGLISH.com, as is a network-enabled version of its software called ENGLISH PRO Network Edition, which is designed to be installed on private computer networks. Revenues during 1999 were derived from three sources, the sale of CD-ROM software packages, distribution royalty fees and other income derived from the sale of two web site names. For the year ended December 31, 1999, 57% of the Company's software sales were derived from one customer. The Company anticipates generating most of its revenues from its ENGLISH PRO Web Edition and ENGLISH PRO Network Edition products by charging fees for advertising that is placed within the ENGLISH PRO Web Edition and ENGLISH PRO Network Edition software. To date, the Company has not generated any revenues from the ENGLISH PRO Web Edition and ENGLISH PRO Network Edition products. Revenues from the Web and Network editions are expected in the third quarter of 2000. All of the Company's products operate only on Windows computers.

     The Company still distributes ENGLISH PRO 6.2 in retail computer stores and bookstores. However, the Company intends to withdraw from this sector by the end of 2000. The Company distributes ENGLISH PRO Web Edition through its freeENGLISH.com Internet Web site and through Internet Service Providers ("ISPs") and Web portals. Currently, the Company has an agreement with the Ministry of University Affairs in Thailand to offer its software products to university students in Thailand via the University Network in Thailand (UniNet), a proprietary computer network operated by the Ministry. It also has a similar agreement with SJK (C) Smart School Project in Malaysia. The Company began implementation of ENGLISH PRO Network Edition on the UniNet in October 1999 . Approximately one million students in Thailand will have access to the Company's English language teaching software. The Company anticipates implementation of the Smart School initiative in late spring, 2000 whereby approximately 500,000 students in Malaysia will have access to the Company's English language teaching software. Through December 31, 1999, no revenues were recognized related to these agreements.

     The Company intends to further promote the sale and use of its educational software products by:

     o Actively pursing other ministries of education in Asia,Europe, Latin America and South America;

     o Making its educational software products available free to Internet users; and

     o    Co-branding agreements with web portals, ISPs and PC manufacturers.

     Distribution Through Traditional Retail Channels. The Company currently distributes its shrink-wrapped CD-ROM product, ENGLISH PRO, through traditional retail outlets, such as retail computer stores and bookstores. The Company intends by the end of 2000 to exit the traditional retail distribution market and stop selling its English language software through this network.

     Free Distribution over the Internet. Since December 1998, the Company has distributed its Internet-enabled software ENGLISH PRO Web Edition free of charge from its Web vortal at http://www.freeENGLISH.com. To date, the Company has 20,000 registered users on its Web vortal . The Company plans to generate revenues from this product by charging fees for advertising that is placed within the ENGLISH PRO Web Edition software. The Company is also distributing its products through Ministry of Education Intranets. In most countries, the Ministry of Education ("MOE") Intranets represent the largest network of computer users and is often many times larger than the country's Internet population.

     The first such partnership agreement was made with the Ministry of University Affairs in Thailand to deliver ENGLISH PRO to 24 public universities and 37 Information Technology campuses via Thailand's University Network (UniNet). UniNet currently supports 70,000 workstations nationwide, giving eduverse.com a potential 1 million users. The system is currently being installed and the Company expects to have 200,000 registered users by December 31, 2000 . The Company is also establishing itself with the private Universities in Thailand and expects to announce results in the near future.

     The second partnership under the Company's business model is with SJK (C ) Smart School Project in Malaysia. The SJK (C ) Smart School Project is offered to 1,290 National Type Chinese Schools giving eduverse.com a potential 500,000 users.

     The Company is actively marketing itself as a content provider whereby it provides its English language programs and co-brands its product and educational games with web portals, ISPs and PC manufacturers. Typically, in this type of program the Company and its partner share the revenues generated on an equal basis. The first such agreement is with StarTV(http://www.startv.com), the largest satellite TV network in Asia. The Company has agreed to supply StarTV initially with 10 educational games, 9 of which have already been delivered to StarTV.

     During 1999, the Company entered into the following agreements:

          Ministry of University Affairs - Thailand
          SJK (C) Smart School Project - Malaysia
          Satellite Television Asian Region Limited (STAR TV)

     Foreign Educational Institutions and Private Online Networks. In addition to retail software sales and distribution over the Internet, the Company plans to provide its ENGLISH PRO Network Edition software to educational and other institutions that operate private computer networks and collect advertising fees for advertisements placed within the software. ENGLISH PRO Network Edition is a multi-user version of ENGLISH PRO Web Edition. The Company's wholly-owned subsidiary, EDUVERSE DOT COM INC, recently signed an agreement with the Ministry of University Affairs in Thailand to provide ENGLISH PRO Network Edition to 24 Universities and 37 Information Technology campuses (a combined total of 70,000 workstations) on the University Network (UniNet) in Thailand. Under terms of the agreement, the Company has agreed to provide installation, support and upgrades necessary to provide ENGLISH PRO Network Edition to approximately one million university students using the UniNet. Installation is comprised of the Company placing approximately six ENGLISH PRO Network Edition servers (running Windows NT, Microsoft SQL Server, Microsoft Internet Server and ENGLISH

PRO Network Edition server software) on the UniNet. These servers control the data flow between the workstations and the Company's central server located in Canada. The estimated cost for hardware, software and travel for installation of the Company's servers on the UniNet is approximately $35,000. In addition, the Company has agreed to provide support services comprised of a Web-based installation and management system, which controls the installation of ENGLISH PRO Network Edition on the workstations and manages the connection to the ENGLISH PRO Network Edition servers. The Company expects there will be no significant additional costs incurred by the Company for providing this support as the web-based installation and management system is a key component of the ENGLISH PRO Network Edition software. The Company, via the ENGLISH PRO Network Edition servers and workstation software and the web-based installation and management system provides upgrades immediately upon their release. Under the terms of the agreement, the Ministry will receive a 15% commission on gross revenues generated from advertising displayed on the Company's software that is accessed through its private computer network. The same framework is expected to occur with the agreement signed with the SJK (C ) Smart School Project in Malaysia that provides ENGLISH PRO Network Edition to approximately 500,000 students.

     The Company is currently meeting with other educational ministries in Hong Kong, Taiwan, Japan, South Korea and China and with private corporations in Asia which require English language training. The Company's goal is to enter into similar agreements with one of these ministries and with one or more private corporations prior to June 30, 2000.

Markets

     The Company has identified 30 countries that it believes have the largest market potential for its products. The major geographical regions these countries fall into are: Asia Pacific, Latin & South America, North America, Western Europe and the Middle East. Within these geographic regions, the Company has identified the following market segments for its English language tutorial products.

     Foreign Educational Institutions. The Company intends to offer its ENGLISH PRO Network Edition software free to educational institutions that allow advertisements to be displayed to their students. The Company currently has an affiliate program agreement with the Ministry of University Affairs in Thailand and the SJK Smart School Project in Malaysia, to distribute its English language teaching software on its private computer network. The Company is presenting the opportunity to use ENGLISH PRO Network Edition on school networks to ministries of education in Hong Kong, Taiwan, Japan and China. Sales agents acting on behalf of the Company are presenting this same opportunity to ministries in South Korea and Colombia. At present, the Company does not have any advertising agreements for its installation in Thailand or Malaysia.

Product Development

     Research and development costs are expensed as incurred. Computer software development costs incurred after technological feasibility of a product is established are capitalized. Technological feasibility is generally not established until substantially all related product development is complete and the product is released.

     The Company develops all of its products and Internet Web sites internally.
The  Company's  development  team  includes  software   programmers,   Web  site
developers, English course material developers and graphic artists.

     Currently, the Company is developing additional features and course materials for ENGLISH PRO Web Edition, including whole language instruction; interactive lesson breaks that provide information about an advertiser's products and services; interactive chat services via the Internet and via the local or wide area network; message boards via the Internet and via the local or wide area network; user-generated design of the user interface; and support for additional advertising models. The course materials include lessons specific to "going shopping," "going to a restaurant," "meeting a friend," "having a job interview" and other practical situations. Also in development are tools providing better controls for targeting advertisements and reporting statistical data to advertisers. The Company has also developed ten educational games that focus on sound differentials, spelling, listening comprehension and grammar.

Government Regulation

     The Company is not currently subject to direct federal, state or local regulation in the United States other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, because the Internet is becoming increasingly popular, it is possible that a number of laws and regulations may be adopted in the United States with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the use of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has indicated that it may propose legislation on this issue to Congress in the near future and has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. The adoption of such consumer protection laws could create uncertainty in Internet usage and reduce the demand for all products and services. The Company does not provide customer information to third parties and, therefore, does not anticipate any current or proposed legislation relating to online privacy to directly affect its activities to a material extent.

     The Company is not certain how its business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of those laws were adopted  prior  to  the  advent  of  the  Internet.  As a  result,  they  do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for the Company's products or services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

     In addition, because the Company's products and services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that the Company is required to qualify to do business and pay taxes in each state or foreign country. The Company is qualified to do business only in Nevada. The Company's failure to qualify in other jurisdictions when it is required to do so could subject it to penalties. It could also hamper the Company's ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business could have a material adverse affect on its business, results of operations and financial condition.

     The European Union has adopted a policy directive that went into effect in 1998. Under this directive, business entities domiciled in member states of the EU are limited in the transactions they may do with business entities domiciled outside the EU unless they are domiciled in a jurisdiction with privacy laws comparable to the EU privacy directive. The United States presently does not have laws that satisfy the EU. Discussions between representatives of the EU and the United States are ongoing and may lead to certain safe harbor provisions which, if adhered to, would allow business entities in the EU and the United States to continue to do business without limitation. If these negotiations are not successful and the EU begins enforcement of the privacy directive, there could be an adverse impact on international Internet business. If the Company does business directly in the EU in the future the Company will be required to comply with the privacy directive of the EU.

Plan of Operation

     During the next twelve months, the Company plans to release the following new software products and upgrades to existing products:

     ENGLISH PRO Web Edition is a continuously updated software program. Updates to the program are made available over the Company's freeENGLISH.com Internet Web site each month with additional course materials being made available each week. The Company plans to continue this upgrade schedule for the foreseeable future.

     ENGLISH PRO Network Edition is also a continuously updated software program and updates are made available to institutional clients. Course materials for ENGLISH PRO Web Edition are compatible with ENGLISH

PRO Network Edition and as such are made available to ENGLISH PRO Network Edition users shortly after being made available to ENGLISH PRO Web Edition users.

     New features are added to the Company's freeENGLISH.com Internet Web side on average every three months. Under this schedule, the Company expects to deliver approximately 10 new games and quizzes on its freeENGLISH.com Internet Web site through the end of third quarter 2000. Additional features which the Company plans to add to the freeENGLISH.com Internet Web site in 2000, include chat rooms, message boards and an education-focused Internet search engine. www.freeENGLISH.com is currently available in English, Chinese (simplified Chinese), Spanish, Thai and Portuguese. The Company plans to add British English, Thai , Chinese (traditional Chinese), Japanese, German, French and Italian prior to the end of second quarter 2000.

     The Company plans to focus its marketing efforts for ENGLISH PRO Web Edition and ENGLISH PRO Network Edition on current initiatives in Thailand, Malaysia and expected agreements in Hong Kong, Columbia, Taiwan, and China. The marketing focus is likely to be split between signing new ISPs, Web portals and educational institutions in new markets and generating advertising revenues in countries where ENGLISH PRO Web Edition and/or ENGLISH PRO Network Edition
currently have a presence. The Company expects a large portion of its advertising marketing efforts will be directed at Thailand, where the Company is currently implementing ENGLISH PRO Network Edition on the private computer network operated by the Ministry of University Affairs in Thailand. The Company expects that it will begin generating revenues from these efforts in third quarter of 2000. Further research and development of ENGLISH PRO Web Edition, and Network Edition, will focus on the development of: additional phonetic English language modules; whole language English conversation practice modules; reading comprehension practice modules; grammar practice modules; vocabulary building exercise modules; support for interactive tests and quizzes. Additionally, new advertising models are continuously being developed for the products along with the necessary Web-based management tools to deliver, manage and support the advertisings.

     Currently, the Company's working capital needs are approximately US$80,000 per month. The Company will increase its expenditures upon receipt of additional funding. The Company is currently seeking financing for its operations and expects that it may need additional financing in the future. In March 2000, the Company announced a financing via private placement offering under Regulation D, Rule 506 of the Securities and Exchange Commission. The Company intends to offer and sell 1,000,000 units at $1 per unit, consisting of one share of restricted common stock and two warrants. Each warrant entitles the holder to purchase one additional share of restricted common stock at $2.50 per share and $5.00 per share, respectively.

Employees

     As at December 31, 1999, the Company had 18 employees, including 10 in research and development, 3 in marketing and sales and 5 in management, finance and administration. The Company's success will depend in large part on its ability to attract and retain skilled and experienced employees. None of the Company's employees are covered by a collective bargaining agreement and the Company believes that relations with its employees are good. The Company does not currently have key man life insurance on any of its directors or executive officers.

Risk Factors

     The business of the Company involves a number of risks and uncertainties that could cause actual results to differ materially from results projected in any forward-looking statement in this report. These risks and uncertainties include the risks set forth below. The Company's securities are speculative and investment in the Company's securities involves a high degree of risk and the possibility the investor will suffer the loss of the entire amount invested.

Limited Operating History; History of Losses; Increased Expenses

     The Company incurred a net loss of $1,127,327 for the year ended December 31, 1999. The Company has had minimal revenue since inception , it has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, the Company plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development, broaden its customer support capabilities and increase its administration resources. In view of the rapidly evolving nature of the Company's business, markets and limited operating history, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Need for Additional Financing

     The Company has accumulated losses of $1,544,043 since it began operations in May 1998 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses. The Company incurred a loss of $1,127,327 for the year ended December 31, 1999, and as of December 31, 1999 had a working capital deficiency of $145,620. Management recognizes that the Company must obtain additional financial resources by raising capital from shareholders or other sources or consider a reduction in operating costs to enable it to continue operations with available resources. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds that the Company will achieve positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's operating expenses.

ITEM 2   DESCRIPTION OF PROPERTY

     EDUVERSE DOT COM INC. , a wholly-owned subsidiary of the Company, currently leases approximately 5,000 square feet of office space on a month-to-month basis in Vancouver, British Columbia, Canada. The monthly rent is approximately US$1,070. The Company's www.eduverse.com Web site and its www.freeENGLISH.com Web site are located on a Company-owned and operated server housed at SMARTT.COM, a Canadian server farm. The Company's servers operating the Ministry of University Affairs ENGLISH PRO Network Edition software are currently located on servers owned and operated by the Company and located in the offices of the Ministry of University Affairs in Bangkok, Thailand. The Company also maintained a small office in Bangkok, Thailand during 1999 at a cost of approximately US$1,000 per month.

ITEM 3   LEGAL PROCEEDINGS

     The Company is not a party to, and none of the Company's property is subject to, any material pending or threatened legal proceeding.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during 1999.


                                    PART II

ITEM 5   MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on the NASD Over-The-Counter Market Bulletin Board ("OTCBB") since July 6, 1998 under the symbol "EDUV." The following is a summary of trading, on a calendar quarter basis, in the shares on the OTCBB during 1999:

    1999                   High           Low           Volume
    ----                   ----           ---           ------
    First Quarter          $1.59          $0.63          6,419,700
    Second Quarter         $2.00          $0.69          4,050,600
    Third Quarter          $1.50          $0.50          1,080,700
    Fourth Quarter         $0.82          $0.31          1,264,800

     The price for the Company's Shares on the OTCBB at December 31, 1999, was $0.50 (High) and $0.41 (Low), and the close price was $0.50.

     Other than described above, the Company's shares are not and have not been listed or quoted on any other exchange or quotation system.

     As at December 31, 1999, the Company had approximately 800 shareholders of record (including nominees and brokers holding street accounts) of the Company's Common Stock.

     The Company has never paid dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying any dividends in the foreseeable future. As at December 31, 1999 there are outstanding options to purchase 1,577,500 shares of common stock.

DESCRIPTION OF SECURITIES

Common Stock

     The Company is authorized to issue 50,000,000 shares of Common Stock, $0.001 par value, of which 13,185,089 were outstanding at December 31, 1999. Holders of Common Stock are entitled to dividends, pro rata, when, as and if declared by the Board of Directors out of funds available therefore. Holders of Common Stock are entitled to cast one vote for each share held at all stockholder meetings for all purposes, including the election of directors. The holders of more than 50% of the Common Stock issued and outstanding and entitled to vote, present in person or by proxy, constitute a quorum at all meetings of stockholders. The vote of the holders of a majority of Common Stock present at such a meeting will decide any question brought before such meeting, except for certain actions such as amendments to the Company's Articles of Incorporation, mergers or dissolutions which require the vote of the holders of a majority of the outstanding Common Stock. Upon liquidation or dissolution, the holder of each outstanding share of Common Stock will be entitled to share equally in the assets of the Company legally available for distribution to such stockholder after payment of all liabilities. Holders of Common Stock are not granted any preemptive, subscription, redemption rights or registration rights. All outstanding shares of Common Stock are fully paid and nonassessable.

Preferred Stock

     The Company is authorized to issue 5,000,000 shares of Preferred Stock, $0.001 par value, of which no shares are currently outstanding at December 31, 1999. Holders of Preferred Stock are not entitled to any voting rights. The Company does not have any plans or arrangements to issue any Preferred Stock.

Anti-Takeover Provisions

     Provisions of applicable Nevada law may affect potential changes in control. The cumulative effect of these provisions may make it more difficult to acquire and exercise control and to make changes in management.

     Nevada law prohibits combinations between Nevada corporations and interested stockholders for a period of three years after the interested stockholder's date of acquiring shares unless the combination or the purchase of the shares by the interested stockholder is approved by the board of directors.

     Applicable Nevada law also prohibits business combinations between Nevada corporations and interested stockholders following the expiration of three years after the interested stockholder's date of acquiring shares, unless the combination meets the requirements specified in Section 78.439 for director and stockholder approvals or Sections 78.441 to 78.444 inclusive with respect to the consideration to be received in the combination by all stockholders other than the interested stockholder. Applicable Nevada law defines "interested stockholders" to include persons who, alone or together with affiliates, beneficially own at least 10% of the outstanding stock of the corporation. A Nevada corporation may opt out of the application of these provisions, but the Company has not opted out.

     Applicable Nevada law also denies voting rights to a stockholder who acquires a controlling interest in a Nevada corporation, unless the voting rights are approved by a majority of the voting powers of the corporations. A Nevada corporation may opt out of the application of these provisions, but the Company has not opted out.

     Nevada law does not require a stockholder vote of the surviving corporation of the merger if:

     o    the merger does not amend the existing articles of incorporation;

     o each outstanding share of the surviving corporation before the merger is unchanged; and

     o the number of shares to be issued by the surviving corporation in the merger does not exceed 20% of the shares outstanding immediately prior to such issuance.

     The effect of these provisions may make it difficult to accomplish a merger or other takeover or change in control. To the extent these provisions have this effect, removal of the Company's incumbent Board of Directors and management may be rendered more difficult. Further, these provisions may make it more difficult for stockholders to participate in a tender or exchange offer for common stock and in so doing may diminish the market value of the common stock.

Transfer Agent and Registrar

     The registrar and transfer agent of the Company is Holladay Stock Transfer, Inc., 2939 North 67th Place, Scottsdale, Arizona, US 85251

RECENT SALES OF UNREGISTERED SECURITIES

     On January 1, 1999, the Company issued 7,500 shares of common stock to Vaughn Barbon at a price per share of $1.093 for services rendered of$8,203. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 12, 1999, the Company issued 35,211 shares of common stock to Tantum Ltd. at a price per share of $0.71 for an aggregate purchase price of $24,999.81. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 29, 1999, the Company issued 30,768 shares of common stock to Tantum Ltd. and Bingo, Inc. at a price per share of $0.65 for an aggregate purchase price of $19,999.20. The shares were issued to holders outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     In February 1999 and March 1999, the Company issued an aggregate of 119,038 shares of common stock to Tantum Ltd. at prices per share ranging from $0.59 to $1.00 for an aggregate purchase price of $85,998.98. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On March 3, 1999, the Company issued an aggregate 700,000 shares of common stock to Bona Vista West Ltd. at prices per share ranging from $0.75 to $1.00 for an aggregate purchase price of $575,000. The shares were issued pursuant to an exemption from registration provided by Rule 504 under the Securities Act.

     On March 15, 1999, the Company issued an aggregate of 49,999 shares of common stock to Mark Bruk, Marshall Farris and Zina Weston at a price per share of $1.06 in exchange for services and interest expense of $53,125 accrued on inventory loans. The shares were issued to holders outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On March 31, 1999, the Company issued 5,294 shares of common stock to Vaughn Barbon at a price per share of $0.88 for services rendered of $4,632 . The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On March 31, 1999, the Company issued 3,393 shares of common stock to Marshall Farris at a price per share of $0.88 for services rendered of $2,969. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On May 21, 1999, the Company issued 102,669 shares of common stock to Re/Max Realty Investments Ltd. at a price per share of $0.487 for an aggregate purchase price of $49,999.80. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On July 19, 1999, the Company issued 2,345 shares of common stock to Vaughn Barbon at a price per share of $1.31 for services rendered of $3,078 . The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On October 13, 1999 the Company issued 50,000 shares of common stock to Douglas Cairns at a price per share of $0.50 for an aggregate purchase price of $25,000.00. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under the Regulation S under the Securities Act.

     On October 13, 1999 the Company issued 40,000 shares of common stock to Lambeth Investments Ltd. at a price per share of $0.50 for an aggregate purchase price of $20,000.00. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under the Regulation S under the Securities Act.

     On October 14, 1999 the Company issued 50,000 shares of common stock to Michael Frost at a price per share of $0.50 for an aggregate purchase price of $25,000.00. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under the Regulation S under the Securities Act.

     On October 18, 1999 the Company issued 4,000 shares of common stock to Vaughn Barbon at a price per share of $0.63 for services rendered of $2,500 . The shares were issued to a holder outside the United States pursuant to an exclusion from registration under the Regulation S under the Securities Act.

     On October 18, 1999 the Company issued 30,000 shares of common stock to Struan Robertson at a price per share of $0.50 for an aggregate purchase price of $15,000.00. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under the Regulation S under the Securities Act.

     On October 19, 1999 the Company issued 100,000 shares of common stock to Jean de Gerlache de Gomery at a price per share of $0.50 for an aggregate purchase price of $50,000.00. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under the Regulation S under the Securities Act.

     On October 20, 1999 the Company issued 60,000 shares of common stock to Mark Chewter at a price per share of $0.50 for an aggregate purchase price of $30,000.00. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under the Regulation S under the Securities Act.

     On November 11, 1999 the Company issued 60,000 shares of common stock to Michael Fernandez at a price per share of $0.50 for an aggregate purchase price of $30,000.00. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under the Regulation S under the Securities Act.

     On November 11, 1999 the Company issued 40,000 shares of common stock to Theodore Bardacke at a price per share of $0.50 for an aggregate purchase price of $20,000.00. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under the Regulation S under the Securities Act.

     From July 1998 to June 1999, the Company issued non-interest bearing notes with no specific terms of repayment in the aggregate amount of $95,000. The notes were issued pursuant to an exclusion from registration under Regulation S under the Securities Act. The outstanding principal amounts of these notes was paid in full as of August 27, 1999.

     In 1999 and 1998, the Company issued an aggregate of 1,727,500 options to purchase its common stock, with exercise prices ranging from $0.38 to $5.50 per share, to employees, directors, advisors and service providers under its 1998 Stock Option Plan. Of these options, 150,000 were forfeited in 1999. The issuance of these options and the underlying shares were exempt from registration under Rule 701 under the Securities Act.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

     The Nevada General Corporation Law (the "Nevada Act") authorizes Nevada corporations to indemnify any person who was or is a party to any proceeding (other than an action by, or in the right of, the corporation), by reason of the fact that he or she is or was a director, officer, employee, or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation or other entity, against liability incurred in connection with such proceeding, including any appeal thereof, if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. In the case of an action by or on behalf of a corporation, indemnification may not be made if the person seeking indemnification is adjudged liable, unless the court in which such action was brought determines such person is fairly and reasonably entitled to indemnification. The indemnification provisions of the Nevada Act require indemnification if a director or officer has been successful on the merits or otherwise in defense of any action, suit, or proceeding to which he or she was a party by reason of the fact that he or she is or was a director or officer of the corporation. The indemnification authorized under Nevada law is not exclusive and is in addition to any other rights granted to officers and directors under the Articles of Incorporation or Bylaws of a corporation or any agreement between officers and directors and a corporation. A corporation may purchase and maintain insurance or furnish similar protection on behalf of any officer or director against any liability asserted against the officer or director and incurred by the officer or director in such capacity, or arising out of the status, as an officer or director, whether or not the corporation would have the power to indemnify him or her against such liability under the Nevada Act.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, the Registrant has been informed that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth in "risk factors" and elsewhere in this annual report. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report. See "Forward-looking Statements" and "Business-Risk Factors."

Overview

     The Company is a technology-based company focused on developing and marketing interactive multimedia educational software products. At December 31, 1999, the Company's principal markets include Canada and USA. The Company generates revenues from the retail sale of its English language tutorial software product ENGLISH PRO. In late 1998, the Company started pioneering a new e-commerce educational delivery model that provides users with free access to online education. The Company expects to generate the majority of its future revenues from advertising revenues by including an advertiser's message as part of the ENGLISH PRO tutorial. In 1999 and 1998, the Company recognized no advertising revenues.

     Pursuant to a series of transactions on May 28, 1998 and May 29, 1998, the Company acquired all of the issued and outstanding share capital of ESL PRO Systems Inc. ("ESL") and M&M Information and Marketing Services Inc. ("M&M"), both Nevada companies incorporated on May 5, 1998 and under common control. The Company exchanged 2,000,000 common shares and 7,000,000 common shares for all of the outstanding share capital of ESL and M&M, respectively. As a result of these acquisitions, the previous shareholders of ESL and M&M, as a group, owned more than 50% of the issued and outstanding voting shares of the Company. Consequently, this business combination has been accounted for as a reverse acquisition whereby ESL and M&M are deemed to have been combined in a manner similar to a pooling of interests, and to have acquired the Company. Accordingly, these transactions reflect the recapitalization of businesses of ESL and M&M on a combined basis.

     As at May 29, 1998, the Company had net monetary assets of $1.00. For purposes of the acquisition, the fair value of the net monetary assets of $1 has been ascribed to the 2,250,000 previously outstanding common shares of the Company deemed to be issued in the acquisition.

     On June 20, 1998, the Company formed EDUVERSE Accelerated Learning Systems (Canada) Inc. and changed its name to EDUVERSE DOT COM INC. on October 18, 1999 ("EDUVERSE Canada"). EDUVERSE Canada operates the Company's development and marketing operations.

     The Company licensed the core software application contained in ENGLISH PRO Version 6.2 in May 1998 and began shipping ENGLISH PRO Version 6.2 to computer retailers and bookstores in Canada in December 1998. In first quarter 1999, the Company began offering its products in the United States. In order to direct more of its internal resources to establishing awareness of its Internet-enabled products, in March 1999, the Company appointed Tri Synergy, Inc. ("Tri Synergy") as a non-exclusive North American retail marketer of its CD-ROM based products. In 1999, the Company began to exit its strategy of selling its software through traditional distribution channels and expects to be completely out of this side of the business by the end of 2000. The Company will focus on its Internet/Intranet advertising based business model.

     The Company began development of its Internet-enabled software product in August 1998 and released the first version of ENGLISH PRO Web Edition on its freeENGLISH.com Internet Web site in December 1998. Since that time, the Company has upgraded the program and added additional course materials. The first version of ENGLISH PRO Network Edition is currently being installed in Thailand on the Ministry of University Affairs University Network; a private computer network operated by the Ministry and is expected to be installed in the Malaysian SJK Smart School Project in June 2000. ENGLISH PRO Web Edition and ENGLISH PRO Network Edition are delivered free to consumers over the Internet, private computer networks and local and wide area networks.

     The Company derives revenues from the sale of CD-ROM products in the retail marketplace and plans to derive its revenues from the sale of advertisements embedded in the ENGLISH PRO Web Edition and ENGLISH PRO Network Edition software and on its freeENGLISH.com Internet Web site. Revenues are recognized on its CD-ROM products upon shipping to its retailers or distributors. Typically, the Company enters into reseller and distribution arrangements with retailers and distributors for the sale of its CD-ROM products. Resellers are normally offered a 40% discount off of the manufacturer's suggested list price, which for ENGLISH PRO Version 6.2 is $29.99. Distributors are normally offered an additional discount up to 30%.

     To date, the Company has not derived any revenues from the sales of advertising embedded in its Internet-and network-enabled software. However, in order to increase the number of users of its ENGLISH PRO Web Edition software and its ENGLISH PRO Network Edition software, the Company has entered into affiliate program agreements with ISPs, Web portals, private corporations and governmental and educational institutions, pursuant to which the Company has agreed to share gross revenues derived from advertising and from the sale of products and services on a third party's Web site that result from traffic directed from an affiliate program participant's Web site. The agreements typically require the Company to share 15% of any gross revenues generated; however, this percentage may be higher depending upon the nature of the contributions by the third party. The Company has entered into an agreement with the Ministry of University Affairs in Thailand to install its ENGLISH PRO Network Edition software on a private computer network operated by the Ministry and with the SJK Smart School Project in

Malaysia. The Company estimates that upon implementation, approximately one million students in Thailand will have access to the Company's English language teaching software. The Company expects to begin generating advertising revenues from this contract in the third quarter of 2000.

     The Company has incurred losses since inception, and at December 31, 1999, had an accumulated deficit of $1,544,043 . The Company has recently increased its sales and marketing and general and administrative expenses as it has focused the entire efforts of its direct sales force to signing agreements with ISPs, Web portals and foreign governmental and educational institutions. The Company has also increased research and development expenses as it has focused almost entirely on continued development of the ENGLISH PRO Web Edition and ENGLISH PRO Network Edition software and its freeENGLISH.com Internet Web site. The Company plans to continue increasing operating expenses to expand its sales operations, fund greater levels of research and development for its Internet-based product lines, improve its operational and financial systems and expand its international operations. As a result, the Company is likely to continue to incur losses, and if the Company's revenues do not continue to grow significantly, the Company may not ever be profitable.

Results of Operations

     The following table presents the Company's results of operations for the period from May 5, 1998 (inception) to December 31, 1998 and results of operations for the year ended December 31, 1999. This data should be read in conjunction with the Company's consolidated financial statements included in this annual report.

                                                                                         Period from
                                                                                          May 5,1998
                                                                  Year ended          (inception) to
                                                                      31-Dec                  31-Dec
                                                                        1999                    1998
                                                               -------------            ------------
Revenues:
   Software                                                        $100,119                 $14,824
   Distribution Royalties                                            20,596                       0
                                                               -------------            ------------
   Total Revenues                                                   120,715                  14,824

Cost of Goods Sold
   Cost of goods sold                                               (38,597)                 (6,873)
                                                               -------------            ------------
Gross Profit                                                         82,118                   7,951
                                                               -------------            ------------
Expenses
   Amortization and write-down of deferred charges                  159,800                  52,000
   Foreign currency translation loss                                 33,217                       0
   Depreciation                                                      17,705                   4,205
   General and administrative                                       557,917                 207,644
   Marketing                                                        276,103                  57,485
   Research and development                                         294,924                 103,333
                                                               -------------            ------------
        Total Expenses                                            1,339,666                 424,667

        Operating Loss                                           (1,257,548)               (416,716)
                                                               -------------            ------------
   Other income                                                     130,221                       0
                                                               -------------            ------------
   Net Loss for the period                                       (1,127,327)               (416,716)

   Deficit Beginning of period                                     (416,716)                      0
   Deficit end of period                                         (1,544,043)              (416,716)

Year Ended December 31, 1999 Compared to Period from May 5, 1998 (inception) to December 31, 1998

     Revenues. The Company derives its revenues from the retail sales of its software products and royalties received from distributors of its software products. Royalties are fees paid by third parties to obtain the exclusive right to sell the Company's software products in a country or region for a fixed period of time. For the year ended December 31, 1999, 57% of the Company's software sales were derived from one customer. Revenues for the year ended December 31, 1999 were $120,715 compared with $14,824 for the period from May 5, 1998 (inception) to December 31, 1998. This increase is primarily due to the continuation of introducing the Company's ENGLISH PRO Version 6.2 product into the retail marketplace in Canada and the United States that started in December 1998. The Company intends to exit the retail sale of its ENGLISH PRO 6.2 software during 2000. The Company anticipates minimum revenues from retail sales of its software products during 2000. In addition, it is anticipated that additional revenues from the sale of advertising embedded in the Company's Internet-enabled software product will be generated beginning the second quarter of 2000.

     Cost of Goods Sold. Cost of Goods Sold consists of expenses associated with the physical production of the "boxed" software packages that are sold in the retail market. During the year ended December 31, 1999, cost of goods sold increased to $38,597 from $6,873 for the period from May 5, 1998 (inception) to December 31, 1998. This increase is primarily due to increased costs associated with the increase in the sales of software packages.

     Amortization and Write Down of Deferred Charge. The amortized deferred charge represents a license fee for the use of ENGLISH PRO 6.2 and was being amortized on a straight-line basis over the three-year minimum term of the license agreement. As the Company does not expect to obtain any future value from this licensing agreement, the entire deferred charge balance of $159,800 was written off to expense in 1999.

     Depreciation. Depreciation expenses consist of depreciation on computer equipment, office equipment and furniture. Capital assets such as computer equipment and furniture and office equipment are depreciated on a straight-line basis over their estimated useful lives, computer equipment over three years and furniture and office equipment over five years. During the year ended December 31, 1999, depreciation expenses increased to $17,705 from $4,205 for the prieod from May 5, 1998 (inception) to December 31, 1998. This is due to increased depreciation costs associated with the increase in purchases of computer equipment by the Company.

     General and Administrative Expenses. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses were $557,917 for the year ended December 31, 1999, which represents an increase of 169% over the period from May 5, 1998 (inception) to December 31, 1998. This increase is due primarily to an increase in expenses related to auditing the Company's financial statements for the fiscal period ended December 31, 1999 and legal fees relating to the filing of the Company's 10-SB and 10-QSB. The Company anticipates that general and administrative expenses will increase significantly in the next year due to the implementation of its Internet/Intranet enabled software initiatives in South East Asia.

     Marketing Expenses. Marketing expenses consist primarily of marketing and promotional costs relating to the development of the Company's brands as well as personnel, travel and other costs. Marketing expenses were $276,103 for the year ended December 31, 1999, which were 380% higher than those incurred from May 5, 1998 (inception) to December 31, 1998. This increase was primarily attributable to increased travel expenses incurred to promote the Company's Internet-enabled software products in South East Asia. The Company anticipates marketing expenses will increase over the next 12 months as a result of its current initiatives in Thailand and Malaysia throughout Asia and Latin America, which will require extensive travel for the its marketing staff.

     Research and Development Expenses. Research and development expenses primarily include personnel costs relating to developing the Company's software and maintaining and enhancing the features content and functionality of the Company's Internet Web site and related systems. Research and development expenses were $294,924 for the year ended December 31, 1999 which represents an increase of 185% over the period from May 5, 1998 (inception) to December 31, 1998. This increase was primarily due to increased staffing in the research and development team. The Company anticipates that its research and development staff will continue to grow through and into 2000 as the Company focuses on improving and expanding the features and availability of its Internet/Intranet network-enabled software products. Research and development costs are expensed as incurred. However, computer software development costs incurred after technological feasibility of a product is established are capitalized. Technological feasibility is generally not established until substantially all related product development is complete and the product is released.

     Income Taxes. No provision for federal income taxes has been recorded in 1999 or 1998 as a result of losses. As at December 31,1999, the Company had a net operating loss for United States income tax purposes of approximately $190,000 which will begin to expire in 2018 if not utilized. In addition, the Company has non-capital losses for Canadian income tax purposes of approximately $900,000 at December 31, 1999, which will begin to expire in 2005 if not utilized. The Company has recognized a valuation allowance of $500,000 equal to the deferred tax assets due to the uncertainty of realizing the benefits of the asset.

     Other  Income.  Other  income  during  the year  ended  December  31,  1999 increased to $130,221 compared to nil for the period from May 5, 1998 (inception) to December 31, 1998. The increase was the result of the sale of two web domains by the Company.

Liquidity and Capital Resources

     Since inception, the Company has financed operations and met its capital expenditure requirements primarily through private sales of equity securities, which have resulted in net proceeds of $1,199,428 through December 31, 1999. At December 31, 1999, the Company had $43,584 in cash and cash equivalents and a working capital deficit of $145,620. In March 2000, the Company announced a financing via private placement offering under Regulation D, Rule 506 of the Securities and Exchange Commission. The Company intends to offer and sell 1,000,000 units at $1 per unit, with each unit consisting of one share of restricted common stock and two warrants. Each warrant entitles the holder to purchase one additional share of restricted common stock at $2.50 per share and $5.00 per share, respectively.

     The Company has not yet generated positive cashflows from operating activities. Cash used in operating activities was $815,181 and $241,396 for the year ended December 31, 1999 and for the period from May 5, 1998 (inception) to December 31, 1998, respectively. The Company does not expect to generate positive cash from operations for the year ending December 31, 2000.

     The Company's investing activities have consisted of capital expenditures totaling $54,027 and $20,298 for the year ended December 31, 1999 and the period from May 5, 1998 (inception) to December 31, 1998, respectively. The capital expenditures related primarily to the acquisition of computer software and equipment as well as furniture and fixtures used to support its growing employee base.

     Net cash provided by financing activities was $888,207 and $297,778 for the year ended December 31, 1999 and the period from May 5, 1998 (inception) to December 31, 1998, respectively. Net cash provided by financing activities resulted primarily from issuance of capital stock, which was partially offset by principal payments on capital leases and notes payable.

     The Company does foresee an increase in operating expenses in order to implement its Internet/Intranet enabled applications in Thailand and Malaysia as well as the continue upgrade of its software application. Further , the Company expects to sign additional Ministry of Education and with implementations beginning by the second quarter of 2000. The Company expects to fund these increase with further issuance of common stock of the Company and from advertising revenues that are expected to begin in the third quarter of 2000.

     The Company believes that anticipated private placements of equity capital and anticipated operating revenues will be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet its long-term operating requirements. The Company may encounter business initiatives that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of business opportunities, develop or enhance its products or otherwise respond to competitive pressures would be significantly limited, and it may significantly restrict the Company's operations.

Foreign Currency Translation and Hedging

     Foreign exchange gains (losses) have not been significant to date and the Company does not, at this time, engage in forward exchange contracts for the purpose of hedging against fluctuations in the exchange rate between United States and Canadian dollars.

     During the second and third quarters of 2000, the Company intends to engage in activities in foreign countries, namely Thailand, Malaysia, Columbia, Hong Kong, Taiwan and China. These activities will likely result in development expenses related to the installation, support and maintenance of ENGLISH PRO Network Edition on educational networks and sales and marketing expenses related to generating advertising revenues in these regions. The Company has no immediate plans for hedging against fluctuations in these currencies.

ITEM 7   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements listed under the heading "Exhibits, Financial Statements Schedules and Reports on Form 8-K" of Item 13 herein, which financial statements are incorporated herein by reference in response to this Item 7.

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

     On May 28, 1998, upon recommendation by its Board of Directors, the Company dismissed the accounting firm Barry L. Friedman, P.C., of 1582 Tulita Drive, Las Vegas, Nevada, US 89123, as the auditors for the Company. On March 22, 1999, the Company retained Ernst & Young LLP, of 700 West Georgia Street, Vancouver, British Columbia, Canada V7Y1C7, as auditors for the Company.

     In  connection  with the  audits of the most  recent  fiscal  years and any interim period preceding dismissal, no disagreements exist with any former accountant on any matter of accounting principles or procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

     The following table sets forth certain information concerning the certain executive officers and directors of the Company and its subsidiaries as of December 31, 1999.

     Name                   Age       Subsidiary
     ----                   ---       ----------------------------

     Mark E. Bruk           41        President, Chief Executive Officer,
                                      Treasurer and Chairman of the Board
                                      and Director

     Robert Harris          51        Manager of Creative Research,
                                      EDUVERSE DOT COM  (Canada) INC. ,
                                      Secretary and Director

     Marc Crimeni           41        Executive Vice President, EDUVERSE
                                      DOT COM (Canada) INC.

     Jeffrey Mah            38        Chief Technology Officer, EDUVERSE
                                      DOT COM (Canada) INC.

     Lorne Reicher          43        Vice President, Operations, EDUVERSE
                                      DOT COM (Canada) INC.

     Peter O'Donnell        48        Director

     Mark E. Bruk has served as the Company's President, Treasurer, CEO and Chairman since May 28, 1998. He is also President, Treasurer, CEO and Chairman of the Company's wholly-owned subsidiary EDUVERSE DOT COM INC..; President, Secretary, Treasurer and sole Director of the Company's wholly owned subsidiary ESL PRO Systems, Inc.; and President, Secretary, Treasurer and sole Director of the Company's wholly owned subsidiary M&M Information & Marketing Services, Inc. From July 1996 to August 1997, Mr. Bruk served as Vice President of Applications and then Vice President of Research & Development for InMedia Presentations, Inc., a multimedia and software company ("InMedia"). From August 1995 to May 1996, Mr. Bruk served as the Product Manager for Boswell International Technologies Ltd., a software development company, where he supervised the redesign, development and production of the Boswell ESL system which the Company has subsequently licensed. From October 1994 to July 1995, Mr. Bruk founded and served as the President of News4U, an information service for delivering news via alpha-numeric and numeric pagers. From October 1993 to October 1994, Mr. Bruk served as President of CanFuture Development Inc., a custom software development company.

     Robert Harris has served as the Manager of Creative Research of the Company's wholly owned subsidiary EDUVERSE DOT COM INC and as Secretary and Director of the Company since June 3, 1998. From 1996 to 1998, Mr. Harris served as executive assistant to the Investment Director of a private investment corporation based in Vancouver and Riyadh, Saudi Arabia and as the assistant to the President for Wayburn Resources Inc., a mineral exploration company. From November 1990 to November 1995, Mr. Harris served as a compliance officer and a director for SZL Sportsight Inc., a sports entertainment technology company.

     Marc Crimeni has served as the Executive Vice President of the Company's wholly owned subsidiary EDUVERSE DOT COM INC. since August 1, 1998. From November 1996 to July 1997, Mr. Crimeni served as Vice President of Sales and Marketing at InMedia. From February 1994 to November 1996, he served as the International Sales Manager for Inetco Systems Inc., a software company. From June 1992 to July 1993, Mr. Crimeni served as International Sales Manager for Prologic Computer Corporation, a software development company. On September 3, 1998, the British Columbia Securities Commission fined Mr. Crimeni Cdn$10,000 for failing to disclose in a regulatory filing a pending criminal proceeding involving the improper storage of a firearm.. As a result of this action, Mr. Crimeni agreed to resign any position he held as a director or officer of a reporting issuer in British Columbia, to not serve as a director or officer of any reporting issuer in British Columbia and to not engage in any investor relations activities until December 4, 1999. Mr. Crimeni completed an educational program relating to securities and is eligible to serve as a director or executive officer of a British Columbia reporting issuer.

     Jeffrey Mah has served as the Chief Technology Officer of the Company's wholly-owned subsidiary EDUVERSE DOT COM INC. , since August 1, 1998. From January 1998 to May 1998, Mr. Mah founded and was President of e-werks Software, Inc., an educational software development firm. From March 1997 to January 1998, he served as Senior Java Programer at InMedia. From May 1996 to November 1996, Mr. Mah was a member of the Scientific and Engineering Staff at MacDonald Dettwiler and Associates, an information technology company. From May 1994 to May 1996, Mr. Mah founded and was President of Stormchaser Productions, an information technology strategy and systems development and integration company. Mr. Mah is also serving as an Instructor at the British Columbia Institute of Technology, offering courses in object oriented application design in Java and structured programming. He received his Bachelor of Science Degree in Computer Science from the University of British Columbia in 1985.

     Lorne Reicher has served as the Vice President of Operations of the Company's wholly owned subsidiary EDUVERSE DOT COM INC. , since January 1, 1999. From June 1991 to January 1998, Mr. Reicher was the Director of Franchising, Western Region for Hartco Enterprises Inc., a franchisor of systems integrators, computer resellers and computer retailers. From June 1985 to Jun 1991, Mr. Reicher founded and was a partner and General Manager of the Penny Group, an independent computer reseller association.

     Peter O'Donnell has served as a Director of the Company since May 28, 1998. Mr. O'Donnell is currently serving as the Vice-President, Marketing, of Intracom Corporation, an Internet medical imaging company and as the Chief Operating Officer of Personal Internet Assistants, Inc., an Internet research service. From 1997 to 1998, Mr. O'Donnell served as the Chief Executive Officer of Soqual Creative Marketing Services, a marketing company, and as the Executive Vice-President, Marketing, of The Black Vodka Company. From 1994 to 1997, Mr. O'Donnell served as the Executive Vice-President of Sales and Marketing for OneVoice Corp., a multi-lingual Web content and translation/localization service. Mr. O'Donnell currently serves on the Board of Advisors for VidBot.com, a streaming video Internet directory company. He received his Bachelor's Degree in Journalism in 1972 from the University of Florida.

Board of Directors

     Each member of the Board of Directors is elected annually and holds office until the next annual meeting of shareholders or until his successor has been elected or appointed, unless his office is earlier vacated in accordance with the Bylaws of the Company. Officers serve at the discretion of the Board and are appointed annually. The Board currently has no committees.

     None of the Company's directors or executive officers are parties to any arrangement or understanding with any other person pursuant to which said individual was elected as a director or officer of the Company. No director or executive officer of the Company has any family relationship with any other officer or director of the Company.

ITEM 10   EXECUTIVE COMPENSATION

Compensation of Executive Officers

     The following table sets forth compensation information for the Company's Chief Executive Officer during the year ended December 31, 1999 and the period from May 5, 1998 (inception) to December 31, 1998:

                                    Summary Compensation Table

                                                                   Compensation
                                                                                   Other Annual
   Name and                            Period         Salary          Bonus        Compensation
   Principal Position                  ------         ------          -----        ------------
   ------------------                                   ($)             ($)              ($)

   Mark E. Bruk                      Year ended       60,000            --              --
   President, CEO and                Dec. 31,
   Chairman                          1999 and
                                     period from
                                     May 5, 1998
                                     (inception)
                                     to Dec. 31,
                                     1998

                      Option/SAR Grants in Last Fiscal Year

     The following table shows information regarding grants of stock options to the Company's Chief Executive Officer during the year ended December 31, 1998 and outstanding as of December 31, 1999.

                                                         Individual Grants
                              -----------------------------------------------------------------------
                                                  Percent of
                                Number of       Total Options
                                 Shares           Granted to
                               Underlying        Employees in           Exercise
                                 Options            Fiscal                Price            Expiration
   Name                       Granted(#)(3)       Year(%)(2)           ($/Share)(1)           Date
--------------                -------------       ----------           ------------           ----
Mark E. Bruk                     300,000            19.3%                 $0.75               6/3/02

------------------------

(1) The exercise price per share of each option is equal to the fair market value per share plus a premium of 10% of the fair market value per share of the underlying common stock on the date of grant.

(2) Options to purchase 1,577,500 shares of common stock were granted by the Company to its employees, consultants and directors.

(3)  The options vest 2% per month for a period of 50 months from June 3, 1998.


Employment Agreements

     As at May 3, 1999, Marc Crimeni, Robert Harris, Jeffrey Mah and Lorne Reicher have entered into employment agreements with EDUVERSE DOT COM INC., the Company's wholly-owned subsidiary, providing for annual salaries of Cdn$90,000, Cdn$36,000, Cdn$108,000 and Cdn$60,000, respectively. The employment agreements may be terminated by the Company with 14 days written notice and by the employees with 30 days written notice. Each of the above named employees has entered into confidentiality and non-competition agreements with the Company.

Stock Option and Purchase Plans

     1998 Stock Option Plan. The Board of Directors and shareholders of the Company adopted the 1998 Stock Option Plan (the "1998 Plan") on June 3, 1998 and amended it on May 30, 1999 and again on June 30, 1999. The 1998 Plan will terminate on the earlier of June 3, 2008 or such other date as the Board of Directors or committee thereof may determine. The 1998 Plan is administered by the Board of Directors or by a committee thereof (the "Plan Administrator") and provides that options may be granted to employees and officers of the Company or any of its subsidiaries and to directors of the Company who are employees of the Company or any of its subsidiaries, based on the eligibility criteria set out in the 1998 Plan.

     The 1998 Plan authorizes the grant of "incentive stock options" as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), and "non-qualified" stock options. The options issued under the Stock Option Plan are exercisable at a price fixed by the Plan Administrator, in its sole discretion, subject to specific requirements relating to incentive stock options under the Code. Non-qualified and incentive stock options generally expire ten years from the grant date, except non-qualified and incentive stock options which are granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company expire after five years from the grant date.

     The maximum number of the shares reserved for issuance under the 1998 Plan, including options currently outstanding, are 2,500,000 shares. As at December 31, 1999, a total of 1,552,500 options are outstanding .

     1998 Director's Stock Option Plan . The Board of Directors and stockholders of the Company adopted the 1998 Director's Stock Option Plan (the "1998 Directors Plan") on June 3, 1998. The 1998 Directors Plan will terminate on the earlier of June 30, 2008 or such other date as the Board of Directors or committee thereof may determine. The 1998 Directors Plan is administered by the Board of Directors or by a committee thereof (the "Plan Administrator") and provides that options may be granted to Directors of the Company who are not employees of the Company.

     Under the 1998 Directors Plan, options may be exercised at a price not less than the fair market value of the Company's common stock on the date of grant, which is deemed to be the closing price of the Company's shares on NASD Over-The-Counter Bulletin Board Market on the date of grant. Options are granted under the 1998 Directors Plan to eligible Directors in accordance with the following formula:

     1. Upon initial election or appointment to the Board of Directors each director is entitled to receive an option to purchase up to 25,000 share of the Company's common stock.

     2. Upon re-election to the Board of Directors each director is entitled to receive and option to purchase up to 8,000 shares of the Company's common stock.

In the event a Director serves only a partial term before re-election, the number of options to purchase shares granted upon their re-election is prorated to reflect the amount of time served as a Director. Options typically vest 2% each month and expire 10 years from the date of grant.

     At December 31, 1999, the granting of 25,000 options at an exercise price of $0.68 per share had been authorized by the Board of Directors; however, no option agreements had been executed during 1999.

     The maximum number of shares reserved for issuance under the 1998 Directors Plan, including options currently outstanding, are 150,000 shares. As of December 31, 1999, a total of 25,000 options are issued and outstanding.

     1998 Employee Stock Purchase Plan. The Company has established a share compensation arrangement for its employees known as the 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan"). The 1998 Purchase Plan became effective as of June 3, 1998 and will terminate on the earlier of June 3, 2008, the date on which all authorized shares under the 1998 Purchase Plan are distributed or on a date determined by the Board of Directors. The 1998 Purchase Plan is administered by the Board of Directors or committee thereof (the "Plan Administrator"). Under the terms of the 1998 Purchase Plan, the aggregate number of shares that may be issued pursuant to the plan is 500,000.

     The 1998 Purchase Plan provides that each full-time employee (subject to certain limited exceptions) of the Company may purchase shares of the Company's common stock by payroll deduction up to an amount equal to the lesser of (1) the maximum number of shares set by the Plan Administrator, or (2) 200% of the number of shares determined by dividing the dollar amount in such employee's payroll deduction account by 85% of the closing bid price on the NASD OTC Bulletin Board on the day previous to the purchase. The number of shares which an employee may purchase during any given offering period is determined by dividing the amount accumulated in such employee's payroll deduction account during the offering period by the lower of (1) eighty-five percent of the fair market value of a share of the Company's common stock on the first day of the offering period, or (2) eighty-five percent of the fair market value of the Company's common stock on the purchase date. At December 31, 1999, no employees had yet been offered participation in the 1998 Purchase Plan.

Compensation of Directors

     During the most recently completed financial year ended December 31, 1999, there was no compensation paid by the Company to the directors for their services as directors except as otherwise disclosed herein. There are no standard arrangements for any such compensation to be paid other than reimbursement for expenses incurred in connection with their services as directors, although the Company from time to time may grant options to acquire Common Shares for directors. As at the date hereof the Company has no outstanding options to Directors that have been granted for their services as such.

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the number of shares of Common Stock owned beneficially as of December 31, 1999 by: (i) each person known to the Company to own more than five percent (5%) of any class of the Company's voting securities; (ii) each director of the Company; and (iii) all directors and officers as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

                                                                     Amount and Nature of             Percent of
Title of Class        Name and Address (7) of a Beneficial Owner     Beneficial Owner                   Class(1)
--------------        ------------------------------------------     ----------------                   --------
Common Stock          Mark E. Bruk (2)                                  3,897,100                         29.5%
Common Stock          Marc Crimeni (3)                                  3,694,100                         28.0%
Common Stock          Robert Harris (4)                                    34,500                             *
Common Stock          Peter O'Donnell (5)                                  21,500                             *
Common Stock          All directors and officers of the Company as      3,953,100                         29.9%
                      a group (3 persons) (6)
---------------------

*    Represents less than 1% of the outstanding shares of common stock.

(1)  Based on an aggregate 13,185,089 shares outstanding as of December 31, 1999
(2) Includes options to purchase 114,000 shares exercisable within 60 days of December 31, 1999.
(3) Includes options to purchase 38,000 shares exercisable within 60 days of December 31, 1999.
(4) Includes options to purchase 19,500 shares exercisable within 60 days of December 31, 1999.
(5) Includes options to purchase 6,500 shares exercisable within 60 days of December 31, 1999.
(6) Includes options to purchase 140,000 shares exercisable within 60 days of December 31, 1999.
(7) Unless otherwise noted, the address of each beneficial owner is 2nd Floor, 1235 West Pender Street, Vancouver, British Columbia V6E 2V1.


ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except as otherwise disclosed herein, no director, senior officer, principal shareholder, or any associate or affiliate thereof, had any material interest, direct or indirect, in any transaction since the beginning of the last financial year of the Company that has materially affected the Company, or any proposed transaction that would materially affect the Company, except for an interest arising from the ownership of shares of the Company where the member will receive no extra or special benefit or advantage not shared on a pro rata basis by all holders of shares in the capital of the Company.

     During 1998, Mr. Bruk loaned an aggregate of $48,685 to the Company, of which amount $45,000 represented deferred consulting fees payable to Mr. Bruk. The loan was interest free and contained no repayment terms. As of December 31, 1999, all amounts outstanding under the loan have been repaid.

     In May 1999,EDUVERSE DOT COM INC. entered into employment agreements with Marc Crimeni, Robert Harris, Jeffrey Mah and Lorne Reicher. See "Executive Compensation -- Employment Agreements."

ITEM 13   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

1. The following financial statements of the Registrant and the Report of Independent Chartered Accountants thereon are included herewith in
     Item 7 above:

                                                                          Page
                                                                          ----
Report of Independent Chartered Accountants...............................F-1
Consolidated Balance Sheets...............................................F-2
Consolidated Statements of Operations.....................................F-3
Consolidated Statements of Shareholders' Deficit..........................F-4
Consolidated Statements in Cash Flows.....................................F-5
Notes to Financial Statements.............................................F-6

2. Consolidated financial statement schedules and Report of Independent Accountants in those schedules are included as follows:

     Not Applicable.


3.   Exhibits.

    EXHIBIT         DESCRIPTION OF EXHIBIT
    -------         ----------------------
     *2.1           Articles of Incorporation of the Registrant, as amended

     *2.2           Bylaws of the Registrant

     *3.1           Form of Common Stock share certificate

     *6.1           1998 Stock Option Plan, as amended

     *6.2           1998 Directors Stock Option Plan, as amended

     *6.3           1998 Employee Stock Purchase Plan

     *6.4           Form of Stock Option Agreement (1998 Stock Option Plan)

     *6.5           Form of Stock Option Agreement (1998 Director's Stock Option
                    Plan)

     *6.6           Form of Subscription Agreement (1998 Employee Stock Purchase
                    Plan)

     *6.7           Form of Affiliate Program Agreement

     *6.8           Form of Confidentiality and Non-Competition Agreement

     *6.9 freeENGLISH Non-Exclusive Linking Agreement dated May 20, 1999 between the Registrant and the Ministry of University Affairs (Thailand)

     *6.10          Memorandum of  Understanding  between  EDUVERSE  Accelerated
                    Learning  Systems   (Canada),   Inc.  and  the  Ministry  of
                    University Affairs (Thailand)

     *6.11 Manufacturer's Representation Agreement dated March 1, 1999 between the Registrant and Tri Synergy, Inc.

     *6.12 Software License Agreement dated May 7, 1998 by and among the Registrant, Boswell International Technologies Ltd. And Boswell Industries Inc.

    EXHIBIT         DESCRIPTION OF EXHIBIT
    -------         ----------------------

     *6.13 Employment Agreement effective May 3, 1999 between EDUVERSE Accelerated Learning Systems (Canada ) Inc. and Marc Crimeni

     *6.14 Employment Agreement effective May 3, 1999 between EDUVERSE Accelerated Learning Systems (Canada) Inc. and Robert Harris

     *6.15 Employment Agreement effective May 3, 1999 between EDUVERSE Accelerated Learning Systems (Canada) Inc. and Jeffery Mah

     *6.16 Employment Agreement effective May 3, 1999 between EDUVERSE Accelerated Learning Systems (Canada) Inc. and Lorne Reicher

     *8.1 Stock Exchange Agreement and Plan of Reorganization dated May 28, 1998 between the Registrant and ESL Pro Systems Inc.

     *8.2 Stock Exchange Agreement and Plan of Reorganization dated May 29, 1998 between the Registrant and Marketing Services Inc.

      8.3 Agreement dated October 1999 between the Registrant and Satellite Television Asian Region Limited.

     27.1           Financial Data Schedule

---------------------------
* Previously filed with the Company's Registration Statement on Form 10-SB filed September 3, 1999.


(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDUVERSE.COM


Date:  April 13, 1999                      By /s/ Mark E. Bruk
                                             -----------------------------------
                                             Mark E. Bruk
                                             President, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report to be signed by the following persons on behalf of Wade Cook Financial Corporation in the capacities and on the dates indicated.

Signature                       Title                               Date
---------                       -----                               ----


/s/ Mark E. Bruk                President, Chief Executive       April 13, 2000
---------------------------     Officer, Treasurer and
Mark E. Bruk                    Chairman of the Board and
                                Directors


/s/ Robert Harris               Manager of Creative              April 13, 2000
---------------------------     Research, EDUVERSE DOT COM
Robert Harris                   (Canada) INC., Secretary
                                and Director


/s/ Marc Crimeni                Executive Vice President,        April 13, 2000
---------------------------     EDUVERSE DOT COM (Canada)
Marc Crimeni                    INC.


/s/ Peter O'Donnell             Director                         April 13, 2000
---------------------------
Peter O'Donnell

                                    CONSOLIDATED FINANCIAL STATEMENTS

                                    EDUVERSE.COM

                                    December 31, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of eduverse.com

We have audited the accompanying consolidated balance sheets of eduverse.com (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended December 31, 1999 and the period from May 5, 1998 (inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of eduverse.com at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1999 and the period from May 5, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a limited source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, Canada,
March 3, 2000.                                            Chartered Accountants
eduverse.com

                           CONSOLIDATED BALANCE SHEETS


As at December 31                                                     (Expressed in U.S. dollars)

                                                                          1999              1998
                                                                            $                 $
--------------------------------------------------------------------------------------------------
ASSETS
Current
Cash                                                                    43,584            37,757
Accounts receivable, less allowance of $6,292 and $nil at
   December 31, 1999 and 1998, respectively                              8,826            18,477
Finished goods inventory                                                17,296            44,421
Other receivable                                                        10,123                --
Prepaid expenses and other                                              15,360             5,651
--------------------------------------------------------------------------------------------------
Total current assets                                                    95,189           106,306
Capital assets, net [note 4]                                            53,096            31,774
Deferred charge, net of accumulated amortization of
   $52,000 at December 31, 1998 [note 5]                                    --           159,800
--------------------------------------------------------------------------------------------------
Total assets                                                           148,285           297,880
--------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable                                                       106,824            83,055
Accrued expenses                                                        19,585            19,723
Capital lease obligations                                                   --             7,041
Loans payable [note 7]                                                  10,000            78,685
Current portion of royalty payable [note 5]                            104,400            29,400
Unearned revenue                                                            --            20,138
--------------------------------------------------------------------------------------------------
Total current liabilities                                              240,809           238,042
Royalty payable [note 5]                                                48,900           130,400
--------------------------------------------------------------------------------------------------
                                                                       289,709           368,442
--------------------------------------------------------------------------------------------------
Commitment [note 11]
Shareholders' deficit
Share capital [note 9]

Common stock - $0.001 par value
   Authorized shares:  50,000,000
   Issued and outstanding shares:  13,185,089 shares at
   December 31, 1999 and 11,607,046 shares at December 31,              13,185            11,607
   1998

Preferred stock - $0.001 par value
   Authorized shares:  5,000,000
   Issued and outstanding shares:  nil                                      --                --
Shares to be issued                                                      3,078            46,747
Additional paid in capital                                           1,384,683           286,127
Accumulated deficit                                                 (1,544,043)         (416,716)
Accumulated other comprehensive income                                   1,673             1,673
--------------------------------------------------------------------------------------------------
Total shareholders' deficit                                           (141,424)          (70,562)
--------------------------------------------------------------------------------------------------
Total liabilities and shareholders' deficit                            148,285           297,880
--------------------------------------------------------------------------------------------------

See accompanying notes

On behalf of the Board:

                       Director                                  Director
----------------------                    ----------------------
eduverse.com

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      (Expressed in U.S. dollars)

                                                                                     Period from
                                                                                      May 5, 1998
                                                                    Year ended        (inception)
                                                                   December 31,     to December 31,
                                                                       1999              1998
                                                                         $                 $
--------------------------------------------------------------------------------------------------
REVENUE
Software sales [note 3]                                                100,119            14,824
Distribution royalties                                                  20,596                --
--------------------------------------------------------------------------------------------------
Total revenues                                                         120,715            14,824
Cost of goods sold                                                      38,597             6,873
--------------------------------------------------------------------------------------------------
Gross profit                                                            82,118             7,951
--------------------------------------------------------------------------------------------------

EXPENSES
Writedown and amortization of deferred charge [note 5]                 159,800            52,000
Foreign currency transaction loss                                       33,217                --
Depreciation                                                            17,705             4,205
General and administrative [note 6]                                    557,917           207,644
Marketing                                                              276,103            57,485
Research and development                                               294,924           103,333
--------------------------------------------------------------------------------------------------
                                                                     1,339,666           424,667
--------------------------------------------------------------------------------------------------
Operating loss                                                      (1,257,548)         (416,716)
Other income [note 12]                                                 130,221                --
--------------------------------------------------------------------------------------------------
Net loss for the period                                             (1,127,327)         (416,716)
--------------------------------------------------------------------------------------------------
Comprehensive loss
Net loss for the period                                             (1,127,327)         (416,716)
Foreign currency translation                                                --             1,673
--------------------------------------------------------------------------------------------------
Comprehensive loss for the period                                   (1,127,327)         (415,043)
--------------------------------------------------------------------------------------------------

Net loss per common share:
   Basic and diluted                                                     (0.09)            (0.04)
--------------------------------------------------------------------------------------------------

Weighted average number of common shares:
   Basic and diluted                                                12,641,546         9,512,400
--------------------------------------------------------------------------------------------------

See accompanying notes
eduverse.com

                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                                                                                                        (Expressed in U.S. dollars)


                                            Common stock                                     Accumulated
                                      ----------------------                  Additional        other
                                       Number                   Shares to be    paid in     comprehensive  Accumulated
                                      of shares       Amount       issued       capital        income        deficit        Total
                                         #              $            $             $             $             $               $
------------------------------------------------------------------------------------------------------------------------------------
[note 9]
Balance on May 5, 1998
(inception)                                --             --            --            --          --             --             --
Shares issued upon
incorporation                         9,000,000        9,000            --        10,560          --             --         19,560
Additional shares issued
 as a result of the
 reverse acquisition                  2,250,000        2,250            --        (2,249)         --             --              1
Cash proceeds from issuance
 of common stock                        277,046          277            --       177,896          --             --        178,173
Cash proceeds from common
 stock to be issued
 [note 9(b)]                             52,630           --        30,000            --          --             --         30,000
Shares to be issued for
 services rendered                       37,541           --        16,747            --          --             --         16,747
Shares issued for settlement
 of royalty payable [note 9(b)]          80,000           80            --        51,920          --             --         52,000
Stock based compensation                     --           --            --        48,000          --             --         48,000
Foreign currency adjustment                  --           --            --            --       1,673             --          1,673
Net loss                                     --           --            --            --          --       (416,716)      (416,716)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998           11,697,217       11,607        46,747       286,127       1,673       (416,716)       (70,562)
------------------------------------------------------------------------------------------------------------------------------------

Cash proceeds from issuance
 of common stock                      1,417,686        1,418            --       970,277          --             --        971,695
Shares to be issued for
 services rendered [note 14]              2,345           --         3,078            --          --             --          3,078
Shares issued for cash received
 in 1998 [note 9(b)]                         --           90       (46,747)       46,657          --             --             --
Shares issued for services
 rendered [note 9(b)]                    45,187           45            --        52,707          --             --         52,752
Shares issued for interest
 expense [note 9(b)]                     24,999           25            --        20,652          --             --         20,677


Stock based compensation
 [note 9(c)]                                 --           --            --         6,120          --             --          6,120
Beneficial conversion feature
 of inventory loan                           --           --            --         2,143          --             --          2,143

Net loss                                     --           --            --            --          --     (1,127,327)    (1,127,327)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999           13,187,434       13,185         3,078     1,384,683       1,673     (1,544,043)      (141,424)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes
eduverse.com

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      (Expressed in U.S. dollars)

                                                                                     Period from
                                                                                      May 5, 1998
                                                                    Year ended        (inception)
                                                                   December 31,     to December 31,
                                                                       1999              1998
                                                                         $                 $
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                            (1,127,327)         (416,716)
Adjustment to reconcile net loss to net cash used in
   operating activities:
   Common shares to be issued for services rendered                      3,078            16,748
   Common shares issued for services rendered                           52,752                --
   Common shares issued in lieu of interest expense                     20,677                --
   Writedown and amortization of deferred charge                       159,800            52,000
   Depreciation                                                         17,705             4,205
   Effect of foreign currency                                           33,217                --
   Stock based compensation                                              6,120            48,000
   Beneficial conversion feature of inventory loan                       2,143                --
   Loss from theft of capital assets                                       294                --
   Provision for doubtful accounts                                       6,193                --
Changes in operating assets and liabilities:
   Accounts receivable                                                   4,176           (18,477)
   Finished goods inventory                                             27,801           (44,421)
   Other receivable                                                     (9,834)               --
   Prepaid expenses and other                                           (9,655)           (5,651)
   Accounts payable                                                     18,831           102,778
   Accrued expenses                                                        (98)               --
   Unearned revenue                                                    (21,054)           20,138
--------------------------------------------------------------------------------------------------
Net cash used in operating activities                                 (815,181)         (241,396)
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                             (54,027)          (20,298)
Proceeds from insurance company for theft of capital assets             17,270                --
--------------------------------------------------------------------------------------------------
Net cash used in investing activities                                  (36,757)          (20,298)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Cash proceeds from loans payable                                        10,000            78,685
Payments of loans payable                                              (79,764)               --
Payments under capital lease obligations                                (7,224)           (8,640)
Repayment of royalty payable                                            (6,500)               --
Cash proceeds from issuance of common stock                            971,695           197,733
Cash received on common stock to be issued                                  --            30,000
--------------------------------------------------------------------------------------------------
Net cash provided by financing activities                              888,207           297,778
--------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                        (30,442)            1,673

Net increase in cash                                                     5,827            37,757
Cash, beginning of period                                               37,757                --
--------------------------------------------------------------------------------------------------
Cash, end of period                                                     43,584            37,757
--------------------------------------------------------------------------------------------------

See accompanying notes
eduverse.com

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

eduverse.com (the "Company") was incorporated on October 22, 1991, under the laws of the State of Nevada, as Ward's Futura Automotive, Ltd. The Company's name was subsequently changed to Perfect Future, Ltd. On June 11, 1998 its name was changed to Eduverse Accelerated Learning Systems, Inc. and on May 19, 1999 to eduverse.com.

Pursuant to a series of transactions on May 28, 1998 and May 29, 1998, the Company acquired all of the issued and outstanding share capital of ESL Pro Systems Inc. ("ESL") and M&M Information and Marketing Services Inc. ("M&M"), both Nevada companies incorporated on May 5, 1998 and under common control. The Company exchanged 2,000,000 common shares and 7,000,000 common shares for all of the outstanding share capital of ESL and M&M, respectively. As a result of these acquisitions, the previous shareholders of ESL and M&M, as a group, owned more than 50% of the issued and outstanding voting shares of the Company. Consequently, this business combination has been accounted for as a reverse acquisition whereby ESL and M&M are deemed to have been combined in a manner similar to a pooling of interests, and to have acquired the Company. Accordingly, these transactions represent the recapitalization of the businesses of ESL and M&M on a combined basis.

These consolidated financial statements are issued under the name of the Company, but are a continuation of the combined financial statements of ESL and M&M and reflect the accounts of ESL and M&M since their inception at their historic net book values. As at May 29, 1998, the Company had net monetary assets of $1. For purposes of the acquisition, the fair value of the net monetary assets of $1 has been ascribed to the 2,250,000 previously outstanding common shares of the Company deemed to be issued in the acquisition.

Description of business

The Company is a technology-based company focused on developing and marketing interactive multimedia educational software products. At December 31, 1999, the Company's principal markets include Canada and U.S.A. The Company generates revenues from the retail sale of its English language tutorial software products ENGLISH PRO. In late 1998, the Company started pioneering a new e-commerce educational delivery model that provides users with free access to online education. The Company expects to generate the majority of its future revenues from advertising revenues by including an advertiser's message as part of the ENGLISH PRO tutorial. In 1999 and 1998, the Company recognized no advertising revenues.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



1.   ORGANIZATION AND DESCRIPTION OF BUSINESS (cont'd.)

Going concern

The Company's financial statements for the year ended December 31, 1999 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The company incurred a loss of $1,127,327 for the year ended December 31, 1999, and as of December 31, 1999 had a working capital deficiency of $145,620. Management recognizes that the Company must obtain additional financial resources by raising capital from shareholders or other sources or consider a reduction in operating costs to enable it to continue operations with available resources. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to sharply curtail the Company's operating expenses. Accordingly, the company's continuation as a going concern is in substantial doubt.

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities which may be necessary if the company is unable to continue its operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: eduverse dot com inc. (British Columbia, Canada), ESL Pro Systems Inc. (Nevada, USA), and M&M Information and Marketing Services Inc. (Nevada, USA). All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents

Cash  and  cash  equivalents   consist  of  cash  and  highly  liquid  financial
instruments with remaining maturities of three months or less when acquired and which are readily convertible to cash.

Finished goods inventory

Finished goods inventory consists of English language tutorial software products and is carried at the lower of weighted average cost and net realizable value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Capital assets

Capital assets are stated at cost. Depreciation is computed on a straight-line basis for financial reporting purposes over the estimated useful life of the asset as follows:

     Computer equipment                                      3 years
     Furniture and office equipment                          5 years

Web-site development costs

Web-site development costs have been expensed as incurred.

Impairment of long-lived assets

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Leases

Leases which transfer substantially all the benefits and risks of ownership of the leased property are accounted for as capital leases whereby the property is recorded as an asset and the obligation incurred is recorded as a liability. Under this method of accounting for leases, the asset is amortized on a straight-line basis over its estimated useful life and the obligation, including interest thereon, is amortized over the life of the lease. Operating lease payments are expensed as incurred.

Financial instruments

At December 31, 1999, the Company has the following financial instruments: cash, accounts receivable, other receivable, accounts payable, accrued expenses, loans and royalty payable. The carrying value of these financial instruments is considered to approximate fair value based on their short term nature.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Advertising costs

Advertising costs are expensed as incurred. The Company incurred advertising expense of $84,190 in 1999. No advertising expense was incurred in 1998.

Deferred charge

The deferred charge represents a license fee for the use of software and was being amortized on a straight-line basis over the three year minimum term of the license agreement. As the Company does not expect to obtain any future value from this licensing agreement, the entire deferred charge balance of $159,800 was written off to expense in 1999.

Income taxes

The Company accounts for income taxes using the liability method of tax allocation. Under this method, deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at enacted tax rates expected to be in effect when the differences reverse.

Research and development

Research and development costs are expensed as incurred. However, computer software development costs incurred after technological feasibility of a product is established are capitalized. Technological feasibility is generally not established until substantially all related product development is complete and the product is released.

Stock-based compensation

The Company accounts for stock-based compensation to employees based on Accounting Principles Board Opinion No. 25 and related interpretations, whereby the intrinsic value of options granted is recorded at the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation for stock options granted to employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Net loss per common share

The basic loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding for that period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. For the periods ended December 31, 1999 and 1998, there were no dilutive potential common shares outstanding since the Company is in a loss position.

Foreign currency translation

In 1998, the functional currency of the Company was the Canadian dollar, while the reporting currency in the financial statements was the U.S. dollar. Asset and liability accounts were translated into United States dollars at the exchange rate in effect at the balance sheet date. Revenue and expense amounts were translated at the average exchange rate for the period from May 5, 1998 (inception) to December 31, 1998. Gains or losses arising on foreign currency translation were recorded in shareholders' equity as an adjustment to other accumulated comprehensive income/loss.

In 1999, the functional currency of the Company changed to the U.S. dollar. Accordingly, for the Canadian subsidiary, monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing at the historic rate. Revenue and expenses, except amortization are translated at the average exchange rate in the year. Amortization is translated at the same rate as the related non-monetary assets. Gains or losses arising on this foreign currency translation are recorded in income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Revenue recognition

Revenue from the sale of software products is recognized at the time products are shipped to customers. Distribution royalty revenue is recognized when the terms of the distribution agreement have been met. Revenue received in advance of shipment is recorded as unearned revenue.

Comprehensive loss

Comprehensive loss includes all changes in shareholders' deficit during a period except those resulting from capital transactions. Accumulated other comprehensive income represents accumulated foreign currency adjustments for all periods presented.

Recent pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 will be effective for the Company's year end December 31, 2001.

The Financial Accounting Standards Board has issued EITF 00-2 "Accounting for Web Site Development Costs." EITF 00-2 will be effective for the Company's year end December 31, 2000.

The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

3.   MAJOR CUSTOMERS

For the year ended December 31, 1999, 57% of software sales were derived from one customer. At December 31, 1999, the aggregate accounts receivable balance relating to this customer was $nil.

For the period from May 5, 1998 (inception) to December 31, 1998, 36% of software sales were derived from one customer. At December 31, 1998, the aggregate accounts receivable balance relating to this customer was $5,715.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



4.   CAPITAL ASSETS

                                                                    Accumulated          Net Book
                                                       Cost        Depreciation            Value
                                                         $               $                   $
--------------------------------------------------------------------------------------------------
December 31, 1999
Computer equipment                                    58,566            15,590            42,975
Furniture and office equipment                        13,320             3,200            10,120
--------------------------------------------------------------------------------------------------
                                                      71,886            18,790            53,096
--------------------------------------------------------------------------------------------------
December 31, 1998
Computer equipment                                    28,230             3,430            24,800
Furniture and office equipment                         7,749               775             6,974
--------------------------------------------------------------------------------------------------
                                                      35,979             4,205            31,774
--------------------------------------------------------------------------------------------------

Computer equipment under capital leases has a cost of $15,681 and related accumulated depreciation of $2,348 at December 31, 1998. There was no equipment under capital leases at December 31, 1999.

In May 1999, several of the Company's fixed assets were stolen from its operating facilities. All capital assets were fully insured and the Company received total insurance proceeds of $15,699 for assets with a net book value of $15,993 at the time of the theft, which resulted in a loss on the theft of $294.

5.   DEFERRED CHARGE

On May 7, 1998, the Company entered into a license agreement with Boswell International Technologies Ltd. (Boswell) to acquire certain rights to developed software. Pursuant to the license agreement, the Company is required to make certain minimum annual royalty payments and may be required to pay additional amounts based on sales levels for a minimum period of 3 years.

In 1998, the Company capitalized the total value of the contract of $211,800 as a deferred charge, to be amortized on a straight-line basis over the three year contract term. The Company also recorded a royalty payable for $211,800, to be paid to Boswell based on a pre-determined schedule, as defined in the contract. The Company was required to make a minimum royalty payment of $29,400 in 1999. However, only $6,500 was repaid. Future minimum payments, including the remaining amount due in 1999, under the terms of this contract are: 2000 - $104,400 and 2001 - $48,900.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



5.   DEFERRED CHARGE (cont'd.)

As the Company is changing its software delivery system from in-store retail to on-line delivery, it is no longer using the developed software licensed from Boswell International Technologies Ltd. As no future benefit will be derived from this deferred license fee, the amount of $159,800 has been written off to expense for the year ended December 31, 1999.

6.   RELATED PARTY TRANSACTIONS

General and administrative expenses include consulting fees of $65,000 and $57,467 paid to officers of the Company during the year ended December 31, 1999 and the period from May 5, 1998 (inception) to December 31, 1998, respectively.

General and administrative expenses include professional fees of $54,000 paid to a relative of the Company's president in 1999 [1998 - nil].

7.   LOANS PAYABLE

                                                            December 31,
                                                     --------------------------
                                                       1999              1998
                                                         $                 $
-------------------------------------------------------------------------------
Stockholder Loan                                         --            48,685
Inventory Loans                                      10,000            15,000
Third Party Loan                                         --            15,000
-------------------------------------------------------------------------------
                                                     10,000            78,685
-------------------------------------------------------------------------------

The Stockholder Loan, due to a stockholder who is also an officer of the Company, and the Third Party Loan that were outstanding at December 31, 1998 were non-interest bearing. Amounts were repaid in full in 1999.

The Inventory Loans outstanding at December 31, 1999 bear interest at 70%. These loans are unsecured, with no maturity date. At the option of the holder the loans may be converted into common shares of the Company at a conversion rate equal to 65% of the market value of the common stock on the date of conversion. The amount of the beneficial conversion has been expensed in 1999 and is presented in additional paid in capital.

Interest  expense amounted to $27,406 for the year ended December 31, 1999 [1998
- $2,380].

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



8.   NON-MONETARY TRANSACTIONS

In December 1999, the Company entered into a non-monetary advertising barter transaction, whereby it exchanged advertising services from a magazine in return for advertising services on its website. As the Company does not have a historical practice of receiving or paying cash for similar advertising transactions, evidencing fair market value of the services exchanged, the Company has not recorded the revenue and expense related to this non-monetary transaction.

9.   SHARE CAPITAL

[a]  Authorized

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

[b]  Issued and outstanding

On December 31, 1998, the Company issued 80,000 shares of common stock to settle $52,000 of royalties payable. These shares were issued at fair market value, as determined by the closing trading price of the common stock on the date of issuance.

In 1998, cash of $30,000 was received for shares issued in 1999.

In 1998, the Company awarded 37,541 shares of common stock for services rendered of $16,747. These shares were issued in 1999, at fair market value, as determined by the closing trading price of the common stock on the date of award.

In 1999, the Company issued 45,187 common shares for services rendered at $52,752. These shares were issued at fair market value, as determined by the closing trading price of the common stock on the date of issuance.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



9.   SHARE CAPITAL (cont'd.)

In 1999, the Company issued 24,999 common shares in lieu of payment of interest expense of $20,677, related to the inventory loans. These shares were issued at fair market value, as determined by the closing trading price of the common stock on the date of issuance.

[c]  Stock options

In 1998, the Board of Directors approved the creation of the "1998 Employee Stock Purchase Plan" pursuant to which the Company has reserved 500,000 shares of common stock. No options have been granted under this plan.

In 1998, the Board of Directors approved the creation of an employee stock option plan (the "1998 Stock Option Plan") and a director stock option plan (the "1998 Directors' Stock Option Plan") pursuant to which the Company reserved 1,500,000 and 150,000 common shares, respectively, for issuance. On June 30, 1999, the Board of Directors amended the 1998 Stock Option to increase the maximum number of shares of common stock reserved for issuance from 1,500,000 to 2,500,000. Options granted vest in equal amounts at 2% per month.

In 1998, the Company granted certain stock options to employees below the market price of the underlying stock on the date of grant. In addition, in 1998 the Company granted stock options to a consultant at the market price of the underlying stock on the date of grant. Compensation expense of $6,120 related to these options has been reflected in 1999 [1998 - $48,000].

Stock option transactions for the respective periods and the number of stock options outstanding under the 1998 Stock Option Plan and the 1998 Directors' Stock Option Plan are summarized below:

                                                                        Outstanding Options
                                                  Shares      -----------------------------------
                                                 Available                       Weighted Average
                                               Under Option        Shares         Exercise Price
 ------------------------------------------------------------------------------------------------
 Balance, May 5, 1998 (inception)                       --               --                  --
 Reserve shares                                  1,650,000               --                  --
 Granted                                        (1,262,500)       1,262,500               $0.70
 ------------------------------------------------------------------------------------------------
 Balance, December 31, 1998                        387,500        1,262,500               $0.70
 Reserve shares                                  1,000,000               --                  --
 Granted                                          (465,000)         465,000               $1.11
 Expired                                           150,000         (150,000)              $0.68
 ------------------------------------------------------------------------------------------------
 Balance, December 31, 1999                      1,072,500        1,577,500               $0.56
 ------------------------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



9.   SHARE CAPITAL (cont'd.)

During the period ended December 31, 1998 the Company re-priced 400,000 and 362,500 stock options with exercise prices of $1.50 and $1.65 respectively, to $0.68 and $0.75 respectively. As these options were re-priced at the market value of the common stock on the date of the re-pricing, the Company did not recognize any additional compensation expense.

The following table summarizes information about stock options under the plans outstanding at December 31, 1999:

                                      Options Outstanding               Options Exercisable
                               -------------------------------------------------------------------
                    Number         Weighted-                         Number
   Range of     Outstanding at      Average        Weighted-     Outstanding at     Weighted-
   Exercise      December 31,      Remaining        Average       December 31,       Average
    Prices           1999      Contractual Life  Exercise Price       1999        Exercise Price
--------------------------------------------------------------------------------------------------
     $0.38            150,000     4.08 years         $0.38              3,000         $0.38
 $0.68 - $1.00      1,237,500     2.92 years         $0.72            359,750         $0.71
 $1.06 - $1.38        150,000     3.50 years         $1.32             22,000         $1.31
 $2.50 - $3.50         20,000     3.53 years         $3.00              2,800         $3.00
 $4.50 - $5.50         20,000     3.53 years         $5.00              2,800         $5.00
--------------------------------------------------------------------------------------------------

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option granted in 1999 and 1998 was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions: risk free interest rates of 5% [1998 - 5%]; dividend yield of 0% [1998 - 0%]; volatility factors of the expected market price of the Company's common stock of 1.29 [1998 - 1.1] and a weighted average expected life of the option of 3.75 years [1998 - 3.75 years].

The weighted average fair market value of options granted during 1999 and 1998 was as follows:

                                                       1999              1998
                                                         $                 $
-------------------------------------------------------------------------------
Exercise price:
   Equal to fair market value                          0.64                --
   Greater than fair market value                      0.76              0.81
   Less than fair market value                           --              0.75
-------------------------------------------------------------------------------
                                                       0.70              0.81
-------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



9.   SHARE CAPITAL (cont'd.)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro forma information is as follows:

                                                                         1999              1998
                                                                           $                 $
--------------------------------------------------------------------------------------------------
Net loss                                         As reported        (1,127,327)         (416,716)
APB 25 compensation expense                      As recorded             6,120            48,000
SFAS 123 compensation expense                    Pro forma            (278,958)          (98,002)
--------------------------------------------------------------------------------------------------
Pro forma net loss                               Pro forma          (1,400,165)         (466,718)
--------------------------------------------------------------------------------------------------
Pro forma net loss per common share:
   Basic and diluted                             Pro forma               (0.11)            (0.05)
--------------------------------------------------------------------------------------------------


10.  INCOME TAXES

At December 31, 1999 the Company has a net operating loss for United States income tax purposes of approximately $190,000 which will begin to expire in 2018 if not utilized.

In addition, the Company has non-capital losses for Canadian income tax purposes of approximately $900,000 at December 31, 1999 which will begin to expire in 2005 if not utilized.

Deferred income taxes reflect the net effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recognized a valuation allowance of $500,000 equal to the deferred tax assets due to the uncertainty of realizing the benefits of the assets.

11.  COMMITMENT

Operating lease

The Company leases its operating facilities on a month-to-month basis at a rate of $1,500 per month.

In 1999 and 1998, the Company incurred rent expense of $20,654 and $7,176, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999                                    (Expressed in U.S. dollars)



12.  OTHER INCOME

In 1999, the Company recognized $106,234 of revenues from the sale of two website names. These revenues have been included in other income. Also included in other income is $23,987 of interest income and other miscellaneous income.

13.  SEGMENTED INFORMATION

The Company operates in one business segment, the development and marketing of interactive multimedia educational software products. In 1999, total revenues of $89,412 and $31,303 were to customers in the United States and Canada, respectively [1998 - $nil and $14,824], based on the geographic location of the customers. Predominantly all of the Company's capital assets are located in Canada for the periods presented.

14.  SUBSEQUENT EVENTS

In January 2000, the Company issued 29,840 shares of common stock in exchange for debt outstanding at December 31, 1999. These shares were issued at prices ranging from $0.50 - $0.75 per share.

In January 2000, the Company issued 2,345 shares of common stock to an employee for services rendered in 1999. These shares were issued at the market price of the stock on the date of issuance for a total of $3,078.

Pursuant to a private placement on February 14, 2000, the Company issued 369,000 shares of common stock for cash proceeds of $184,500.

In March 2000, the Company announced a financing via private placement offering under Regulation D, Rule 506 of the Securities and Exchange Commission. The Company intends to offer and sell 1,000,000 units at $1 per unit, with each unit consisting of one share of restricted common stock and two warrants. Each warrant entitles the holder to purchase one additional share of restricted common stock at $2.50 per share and $5.00 per share, respectively.

15.  COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current year.

                                 EXHIBIT INDEX
                                 -------------

    EXHIBIT         DESCRIPTION OF EXHIBIT
    -------         ----------------------
     *2.1           Articles of Incorporation of the Registrant, as amended

     *2.2           Bylaws of the Registrant

     *3.1           Form of Common Stock share certificate

     *6.1           1998 Stock Option Plan, as amended

     *6.2           1998 Directors Stock Option Plan, as amended

     *6.3           1998 Employee Stock Purchase Plan

     *6.4           Form of Stock Option Agreement (1998 Stock Option Plan)

     *6.5           Form of Stock Option Agreement (1998 Director's Stock Option
                    Plan)

     *6.6           Form of Subscription Agreement (1998 Employee Stock Purchase
                    Plan)

     *6.7           Form of Affiliate Program Agreement

     *6.8           Form of Confidentiality and Non-Competition Agreement

     *6.9 freeENGLISH Non-Exclusive Linking Agreement dated May 20, 1999 between the Registrant and the Ministry of University Affairs (Thailand)

     *6.10          Memorandum of  Understanding  between  EDUVERSE  Accelerated
                    Learning  Systems   (Canada),   Inc.  and  the  Ministry  of
                    University Affairs (Thailand)

     *6.11 Manufacturer's Representation Agreement dated March 1, 1999 between the Registrant and Tri Synergy, Inc.

     *6.12 Software License Agreement dated May 7, 1998 by and among the Registrant, Boswell International Technologies Ltd. And Boswell Industries Inc.

     *6.13 Employment Agreement effective May 3, 1999 between EDUVERSE Accelerated Learning Systems (Canada ) Inc. and Marc Crimeni

     *6.14 Employment Agreement effective May 3, 1999 between EDUVERSE Accelerated Learning Systems (Canada) Inc. and Robert Harris

     *6.15 Employment Agreement effective May 3, 1999 between EDUVERSE Accelerated Learning Systems (Canada) Inc. and Jeffery Mah

     *6.16 Employment Agreement effective May 3, 1999 between EDUVERSE Accelerated Learning Systems (Canada) Inc. and Lorne Reicher

    EXHIBIT         DESCRIPTION OF EXHIBIT
    -------         ----------------------

     *8.1 Stock Exchange Agreement and Plan of Reorganization dated May 28, 1998 between the Registrant and ESL Pro Systems Inc.

     *8.2 Stock Exchange Agreement and Plan of Reorganization dated May 29, 1998 between the Registrant and Marketing Services Inc.

      8.3 Agreement dated October 1999 between the Registrant and Satellite Television Asian Region Limited.

     27.1           Financial Data Schedule

---------------------------
* Previously filed with the Company's Registration Statement on Form 10-SB filed September 3, 1999.