Form 10QSB
period 2000-03-31
EDUVERSE COM
filed 2000-05-12
CIK 1094038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period ended March 31, 2000

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


Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,649,794 shares of common stock outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----

PART I.  FINANCIAL INFORMATION ...........................................................1

     Item 1. Financial Statements (Unaudited) ............................................1

          Consolidated Balance Sheets at March 31, 2000 and December 31, 1999 ............2

          Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 ..................................................3

          Consolidated  Statements of Cash Flow for the three months ended March 31, 2000 and 1999 ..................................................4

          Notes to Consolidated Financial Statements - March 31, 2000 ....................5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................................12


PART II.  OTHER INFORMATION .............................................................16

     Item 1. Legal Proceedings ..........................................................16

     Item 2. New Agreements .............................................................16

     Item 3. Recent Sales of Unregistered Securities ....................................16

     Item 4. Exhibits and Reports on Form 8-K ...........................................18


PART 1. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Financial Statements

The following historical financial data provided as of and for the three month period ended March 31, 2000 have been derived from the Company's unaudited internal consolidated interim financial statements and have been prepared in accordance with United States generally accepted accounting principles. In the opinion of the Company's management, contained within the financial statements are all adjustments, which are necessary for a fair representation of the information pertaining to the Company's financial position as of March 31, 2000.

eduverse.com

                                    CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
As of March 31, 2000                                                             (expressed in U.S. dollars)

                                                                                 31-Mar                    31-Dec
                                                                                  2000                      1999
                                                                                    $                        $
------------------------------------------------------------------------------------------------------------------
ASSETS

Current
Cash                                                                              84,843                   43,584
Accounts receivable less allowance of $4,933 and $6,292
at March 31, 2000 and December 31 1999, respectively                               3,863                    8,826
Finished goods inventory                                                          18,421                   17,296
Other receivable                                                                  14,635                   10,123
Prepaid expenses and other                                                        10,000                   15,369
------------------------------------------------------------------------------------------------------------------
Total current assets                                                             131,762                   95,189
Capital assets, net [note 4]                                                      49,366                   53,096
------------------------------------------------------------------------------------------------------------------
Total assets                                                                     181,128                  148,285
------------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current
Accounts payable                                                                  76,912                  106,824
Accrued expenses                                                                  18,434                   19,585
Loans payable [note 7]                                                             5,000                   10,000
Current portion of royalty payable [note 5]                                      110,000                  104,400
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                        210,346                  240,809
Royalty payable [note 5]                                                          48,900                   48,900
------------------------------------------------------------------------------------------------------------------
                                                                                 259,246                  289,709
------------------------------------------------------------------------------------------------------------------

Commitment [note 11]
Shareholders deficit
Share capital [note 9]
Common stock - $0.001 par value
     Authorized shares: 50,000,000
     Issued and outstanding: 13,649,794 shares at Mar 31,2000
     and 13,185,089 shares at December 31, 1999                                   13,659                   13,185
Preferred stock - $0.001 par value
     Authorized shares: 5,000,000
     Issued and outstanding: nil                                                       0                        0
Shares to be issued                                                              110,000                    3,078
Additional paid in capital                                                     1,626,564                1,384,683
Accumulated deficit                                                           (1,828,341)              (1,544,043)
Accumulated other eomprehensive income                                                 0                    1,673
------------------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                      (78,118)                (141,424)
------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' deficit                                      181,128                  148,285
------------------------------------------------------------------------------------------------------------------


See accompanying notes
eduverse.com

                               CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------
                                                                         (Expressed in U.S. dollars)

                                                                                  Period                    Period
                                                                                  ended                     ended
                                                                                  31-Mar                    31-Mar
                                                                                   2000                     1999
                                                                                     $                        $
------------------------------------------------------------------------------------------------------------------
REVENUE
Software sales [note 3]                                                            1,558                   80,453
Distribution royalties                                                                 0                   20,000
------------------------------------------------------------------------------------------------------------------
Total revenues                                                                     1,558                  100,453
Cost of goods sold                                                                 4,296                  (37,030)
------------------------------------------------------------------------------------------------------------------
Gross profit                                                                       5,854                   63,423
------------------------------------------------------------------------------------------------------------------

EXPENSES

Foreign currency transaction loss                                                (14,266)                       0
Deprecitation                                                                      4,881                    3,240
General and administrative [note 6]                                              145,952                   96,283
Marketing                                                                         62,966                   49,241
Research and development                                                          91,555                   59,698
------------------------------------------------------------------------------------------------------------------
                                                                                 291,088                  208,462
------------------------------------------------------------------------------------------------------------------
Operating loss                                                                  (285,234)                 145,039
Other income [note 12]                                                               936                  (41,691)
------------------------------------------------------------------------------------------------------------------
Net loss for the period                                                         (284,298)                (103,348)
------------------------------------------------------------------------------------------------------------------

Comprehensive loss
Net loss for the period                                                         (284,298)                (103,348)
Foreign currency translation                                                           0                        0
------------------------------------------------------------------------------------------------------------------
Comprehensive loss for the period                                               (284,298)                (103,348)
------------------------------------------------------------------------------------------------------------------

Net loss per common share:
             Basic and diluted                                                     (0.02)                   (0.01)
------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares:
             Basic and diluted                                                13,485,903               11,985,565
------------------------------------------------------------------------------------------------------------------


See accompanying notes
eduverse.com

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------
                                                                         (Expressed in U.S. dollars)

                                                                                  Period                   Year
                                                                                  ended                    ended
                                                                                  31-Mar                   31-Dec
                                                                                  2000                     1999
                                                                                    $                       $
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net loss                                                                        (284,298)              (1,127,327)
Adjustment to reconcile net loss to net cash used in
             operating actvities:
             Common shares to be issued for services rendered                          0                    3,078
             Common shares issued for services rendered                            8,600                   52,752
             Common shares issued in lieu of interest expense                      7,000                   20,677
             Writedown and amortization of deferred charge                             0                  159,800
             Depreciation                                                          4,881                   17,705
             Effect of foreign currency                                          (14,266)                 (33,217)
             Stock based compensation                                                  0                    6,120
             Beneficial conversion feature of inventory loan                           0                    2,143
             Loss from theft of capital assets                                         0                      294
             Provisions for doubtful accounts                                      4,933                    6,193
Changes in operating assets and liabilities:

             Accounts receivable                                                  (4,963)                   4,176
             Finished goods inventory                                             (9,830)                  27,801
             Other receivable                                                     (4,801)                  (9,834)
             Prepaid expenses and other                                           (5,369)                  (9,655)
             Accounts payable                                                     29,912                   18,831
             Accrued expenses                                                     (1,151)                     (98)
             Unearned revenue                                                          0                  (21,054)
------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (269,352)                (815,181)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES

Purchase of capital assets                                                        (1,882)                 (54,027)
Proceeds from insurance company for theft of capital assets                            0                   17,270
------------------------------------------------------------------------------------------------------------------
net cash used in investing activities                                             (1,882)                 (36,757)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES

Cash proceeds from loan payable                                                        0                   10,000
Payments of loans payable                                                         (5,000)                 (79,764)
Payments under capital lease obligations                                               0                   (7,224)
Repayments of royalty payable                                                          0                   (6,500)
Cash proceeds from issuance of common stock                                      209,500                  971,695
Cash received on common stock to be issued                                       110,000                        0
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        314,500                  888,207
------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                                   (2,007)                 (30,442)

Net increase in cash                                                              41,259                    5,827
Cash, beginning of period                                                         43,584                   37,757
------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                               84,843                   43,584
------------------------------------------------------------------------------------------------------------------


See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


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

Description of business

The Company is a technology-based company focused on developing and marketing interactive multimedia educational software products. At March 31, 2000, the Company's principal markets include Canada and U.S.A. The Company generates revenues from the retail sale of its English language tutorial software products ENGLISH PRO. In late 1998, the Company started pioneering a new e-commerce educational delivery model that provides users with free access to online education. The Company expects to generate the majority of its future revenues from advertising revenues by including an advertiser's message as part of the ENGLISH PRO tutorial. In 2000, 1999 and 1998, the Company recognized no advertising revenues.

Going concern

The Company's financial statements for the year ended March 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The company incurred a loss of $284,298 for the three-month period ended March 31, 2000, and as of March 31, 2000 had a working capital deficiency of $78,118. Management recognizes that the Company must obtain additional financial resources by raising capital from shareholders or other sources or consider a reduction in operating costs to enable it to continue operations with available resources. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to sharply curtail the Company's operating expenses. Accordingly, the company's continuation as a going concern is in substantial doubt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities, which may be necessary, if the company is unable to continue its operations.

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

Financial instruments

At March 31, 2000, the Company has the following financial instruments: cash, accounts receivable, other receivable, accounts payable, accrued expenses, loans and royalty payable. The carrying value of these financial instruments is considered to approximate fair value based on their short-term nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

Advertising costs

Advertising costs are expensed as incurred. The Company incurred advertising expense of $9,526 in 2000.

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

Net loss per common share

The basic loss per share is computed by dividing the loss attributable to common shareholders by the weighted average number of common shares outstanding for that period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. For the periods ended March 31, 2000 and 1999, there were no dilutive potential common shares outstanding since the Company is in a loss position.

Foreign currency translation

In 2000 and 1999, the functional currency of the Company changed to the U.S. dollar. Accordingly, for the Canadian subsidiary, monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing at the balance sheet date and non-monetary items are translated at exchange rates prevailing at the historic rate. Revenue and expenses, except amortization are translated at the average exchange rate in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.)

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

Recent pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 will be effective for the Company's year-end December 31, 2001.

The Financial Accounting Standards Board has issued EITF 00-2 "Accounting for Web Site Development Costs." EITF 00-2 will be effective for the Company's year-end December 31, 2000.

The Company has not determined the impact, if any, of these pronouncements on its consolidated financial statements.

3.   MAJOR CUSTOMERS

For the three-month period ended March 31, 2000, 64% of software sales were derived from one customer. At March 31, 2000, the aggregate accounts receivable balance relating to this customer was $3,102.

For the same period 1n 1999 86% of software sales were derived from two customers. At March 31, 1999, the aggregate accounts receivable balance relating to this customer was $57,136.

4.   CAPITAL ASSETS

                                                                    Accumulated          Net Book
                                                       Cost        Depreciation            Value
                                                         $               $                   $
--------------------------------------------------------------------------------------------------
March 31, 2000
Computer equipment                                    59,723            19,664            40,059
Furniture and office equipment                        13,113             3,806             9,307
--------------------------------------------------------------------------------------------------
                                                      72,836            23,470            49,366
--------------------------------------------------------------------------------------------------

March 31, 1999
Computer equipment                                    38,862             6,000            32,862
Furniture and office equipment                         7,922             1,188             6,734
--------------------------------------------------------------------------------------------------
                                                      46,784             7,188            39,596
--------------------------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


5.   DEFERRED CHARGE

On May 7, 1998, the Company's wholly owned subsidiary ESL PRO Systems Inc. entered into a license agreement with Boswell International Technologies Ltd. (Boswell) to acquire certain rights to developed software. Pursuant to the license agreement, ESL PRO Systems Inc. is required to make certain minimum annual royalty payments and may be required to pay additional amounts based on sales levels for a minimum period of 3 years.

In 1998, the Company capitalized the total value of the contract of $211,800 as a deferred charge, to be amortized on a straight-line basis over the three-year contract term. The Company also recorded a royalty payable for $211,800, to be paid to Boswell based on a pre-determined schedule, as defined in the contract. The Company was required to make a minimum royalty payment of $29,400 in 1999. However, only $6,500 was repaid. Future minimum payments, including the remaining amount due in 1999, under the terms of this contract are 2000 - $104,400 and 2001 - $48,900.

As the Company is changing its software delivery system from in-store retail to on-line delivery, it is no longer using the developed software licensed from Boswell International Technologies Ltd. As no future benefit will be derived from this deferred license fee, the amount of $159,800 has been written off to expense for the year ended December 31, 1999.

6.   RELATED PARTY TRANSACTIONS

General and administrative expenses include consulting fees of $15,000 and $15,000 paid to officers of the Company during the three-month period ended March 31, 2000 and the same period in 1999 respectively.

7.   LOANS PAYABLE

                                                    March 31, 2000
                                                                $
--------------------------------------------------------------------
Stockholder Loan                                                --
Inventory Loans                                              5,000
Third Party Loan                                                --
--------------------------------------------------------------------
                                                             5,000
--------------------------------------------------------------------

The Inventory Loans outstanding at March 31, 2000 bear interest at 70%. These loans are unsecured, with no maturity date. At the option of the holder the loans may be converted into common shares of the Company at a conversion rate equal to 65% of the market value of the common stock on the date of conversion. The amount of the beneficial conversion has been expensed in 1999 and is presented in additional paid in capital.

The loan was paid out on April 28, 2000.

8.   SHARE CAPITAL

[a]  Authorized

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

[b]  Stock offering

In March 2000, the Company announced a financing via private placement offering under Regulation D, Rule 506 of the Securities and Exchange Commission. The Company intends to offer and sell 1,000,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


units at $1 per unit, with each unit consisting of one share of restricted common stock and two warrants. Each warrant entitles the holder to purchase one additional share of restricted common stock at $2.50 per share and $5.00 per share, respectively.

[c]  Stock options

During the three-month period ended March 31, 2000 the Company cancelled 90,000 employee stock option.

The following table summarizes information about stock options under the plans outstanding at March 31, 2000:

                    Number
   Range of     Outstanding at
   Exercise      December 31,
    Prices           1999
--------------------------------

     $0.38            150,000
 $0.68 - $1.00      1,147,500
 $1.06 - $1.38        150,000
 $2.50 - $3.50         20,000
 $4.50 - $5.50         20,000
--------------------------------
Total               1,487,500

9.   INCOME TAXES

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

10.  COMMITMENTS

Operating lease

The Company leases its operating facilities on a month-to-month basis at a rate of $1,500 per month. For the period ended March 31, 2000 and 1999, the Company incurred rent expense of $6,521 and $4,853 respectively.

The Company has entered into a contract with a consultant who is to provide investor relations services. Under the terms of this contract, the Company is required to make monthly cash payments of $5,000 through November 2000.

12.  OTHER INCOME

In 2000, the Company recognized $936 of revenues from interest generated on its bank accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


13.  SUBSEQUENT EVENTS

In April 2000, the Company issued 336,66 shares of common stock in exchange for $295,000 in capital. These shares were issued at prices ranging from $0.75 - $1.00 per share.

14.  COMPARATIVE FIGURES

Certain comparative figures have been reclassified in order to conform with the presentation adopted in the current year.

ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth in "risk factors" and elsewhere in this registration statement. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this registration statement. See "Forward-looking Statements" and "Risk Factors."

Foreword-looking Statements

     Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's limited operating history, competition, management of growth and integration, risks of technological change, the Company's dependence on key personnel, marketing relationships and the other risks and uncertainties described under "Description of Business - Risk Factors" in this Form 10-QSB. Certain of the forward looking statements contained in this registration statement are identified with cross-references to this section and/or to specific risks identified under "Risk Factors."

RESULTS OF OPERATIONS

Three-Month Period Ended March 31, 2000 Compared to Three-Month Period Ended March 31, 1999

     Revenues. The Company derives its revenues from the retail sales of its software products and royalties received from distributors of its software products. For the three-month period ended March 31, 2000, 64% of the Company's software sales were derived from two customers. Revenues for the quarter ended March 31, 2000 were $1,558 compared with $100,453 for the same period in 1999. This decrease is primarily due to the Company's decision to exit the retail sales of its ENGLISH PRO 6.2. The Company anticipates minimum revenues from retail sales of its software products during 2000. In addition, it is anticipated that additional revenues from the sale of advertising embedded in the Company's Internet-enabled software product will be generated beginning the third quarter of 2000.

     Cost of Goods Sold. Cost of Goods Sold consists of expenses associated with the physical production of the "boxed" software packages that are sold in the retail market. During the three-month period ended March 31, 2000, cost of goods sold decrease to $4,296 from ($37,030) for the same period in 1999. This decrease is due to the Company's decision to exit the retail sales of its ENGLISH PRO 6.2.

     Amortization and Write Down of Deferred Charge. The amortized deferred charge represents a license fee for the use of ENGLISH PRO 6.2 and was being amortized on a straight-line basis over the three-year minimum term of the license agreement. As the Company does not expect to obtain any future value from this licensing agreement, the entire deferred charge balance of $159,800 was written off to expense in 1999. The license fee for use of software is amortized on a straight-line basis over the three-year minimum term of the license agreement with Boswell.

     Depreciation Depreciation expenses consists of depreciation on computer equipment, office equipment and furniture. Capital assets such as computer equipment and furniture and office equipment are depreciated on a straight-line basis over their estimated useful lives, computer equipment over three years and furniture and office equipment over five years. During the three-month period ended March 31, 2000, depreciation expenses increased to $4,881 from $3,240 for the same period in 1999. This is due to increased depreciation costs associated with the increase in purchases of computer equipment by the Company.

     General and Administrative Expenses. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses were $145,952 for the three-month period ended March 31, 2000, which represents an increase of 52% over the same period in 1999. This increase is due primarily to an increase in expenses related to hiring of personnel, and travel expenses. In addition, legal and accounting fees associated with the filing on The Company's 10-QSB and other matters relating to being a fully reporting company. The Company anticipates that general and administrative expenses will increase significantly in the next year due to the implementation of its Internet/Intranet enabled software initiatives in South East Asia.

     Marketing Expenses. Marketing expenses consist primarily of marketing and promotional costs relating to the development of the Company's brands as well as personnel, travel and other costs. Marketing expenses were $62,966 for the three-month period ended March 31, 2000, which were 28% higher than those incurred for the same period in 1999. This increase was primarily attributable to increased travel expenses incurred to promote the Company's Internet-enabled software products in South East Asia. The Company anticipates marketing expenses will increase over the next 12 months as a result of its current initiatives in Thailand and Malaysia throughout Asia and Latin America, which will require extensive travel for the its marketing staff.

     Research and Development Expenses. Research and development expenses primarily include personnel costs relating to developing the Company's software and maintaining and enhancing the features content and functionality of the Company's Internet Web site and related systems. Research and development expenses were $91,555 for the three-month period ended March 31, 2000 which represents an increase of 54% over the same period in 1999. This increase was primarily due to increased staffing in the research and development team. The Company anticipates that its research and development staff will continue to grow through and into 2000 as the Company focuses on improving and expanding the features and availability of its Internet/Intranet network-enabled software products. Research and development costs are expensed as incurred. However, computer software development costs incurred after technological feasibility of a product is established are capitalized. Technological feasibility is generally not established until substantially all related product development is complete and the product is released.

     Income Taxes. No provision for federal income taxes has been recorded in 1999 or 1998 as a result of losses. As of March 31, 2000 the Company had a net operating loss for United States income tax purposes of approximately $190,000 which will begin to expire in 2018 if not utilized. In addition, the Company has non-capital losses for Canadian income tax purposes of approximately $900,000 at March 31, 2000, which will begin to expire in 2005 if not utilized.

The Company has recognized a valuation allowance of $500,000 equal to the deferred tax assets due to the uncertainty of realizing the benefits of the asset.

     Other Income. Other income during the three-month period ended March 31, 2000 decreased to $936 compared to $41,691 for the same period in 1999. Other Income consisted of interest earned by the Company on its bank balances. The Other Income in 1999 was the result of the sale of two web domains by the Company. It is not anticipated the Company will be selling web domains in the future.

Liquidity and Capital Resources

     Since inception, the Company has financed operations and met its capital expenditure requirements primarily through private sales of equity securities, which have resulted in net proceeds of $1,488,928 through March 31, 2000. At March 31, 2000, the Company had $84,843 in cash and cash equivalents and a working capital deficit of $78,118. On March 2000, the Company announced a financing via private placement offering under Regulation D, Rule 506 of the Securities and Exchange Commission. The Company intends to offer and sell 1,000,000 units at $1 per unit, with each unit consisting of one share of restricted common stock and two warrants. Each warrant entitles the holder to purchase one additional share of restricted common stock at $2.50 per share and $5.00 per share, respectively. As of March 31, 2000 the Company has received $110,000 of this offering.

     The Company has not yet generated positive cashflows from operating activities. Cash used in operating activities was $269,352 and $256,268 for the three-month period ended March 31, 2000 and for the same period in 1999, respectively. The Company does not expect to generate positive cash from operations for the year ending December 31, 2000.

     The Company's investing activities have consisted of capital expenditures totaling $1,882 and $8,710 for the three-month period ended March 31, 2000 and for the same period in 1999 respectively. The capital expenditures related primarily to the acquisition of computer hardware used to support its growing employee base.

     Net cash provided by financing activities was $319,500 and $706,000 for the three month-period ended March 31, 2000 and for the same period in 1999, respectively. Net cash provided by financing activities resulted primarily from issuance of capital stock, which was partially offset by principal payments on capital leases and notes payable. During the three-month period ended March 31, 2000 the Company received $110,000 under its financing offering. Shares had not been issued as of March 31, 2000.

     The Company does foresee an increase in operating expenses in order to implement its Internet/Intranet enabled applications in Thailand and Malaysia as well as the continue upgrade of its software application. Further, the Company expects to sign additional Ministries of Education and with implementations beginning by the second quarter of 2000. The Company expects to fund these increase with further issuance of common stock of the Company and from advertising revenues that are expected to begin in the third quarter of 2000. On April 27, 2000 the Company announced an agreement with the China Central Educational Technology Center to provide educational software to China's primary and secondary schools.

     The Company believes that anticipated private placements of equity capital and anticipated operating revenues will be adequate to fund the Company's operations over the next nine months. Thereafter, the Company expects it will need to raise additional capital to meet its long-term operating requirements. The Company may encounter business initiatives that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of its shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of business opportunities, develop or enhance its products or otherwise respond to competitive pressures would be significantly limited, and it may significantly restrict the Company's operations.

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

Limited Operating History; History of Losses; Increased Expenses

     The Company incurred a net loss of $284,298 for three-month period ended March 31, 2000. The Company has had minimal revenue since inception , it has never been profitable and there can be no assurance that, in the future, the
Company will be  profitable  on a quarterly or annual  basis.  In addition,  the
Company plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development, broaden its customer support capabilities and increase its administration resources. In view of the rapidly evolving nature of the Company's business, markets and limited operating history, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Need for Additional Financing

     The Company has accumulated losses of $1,828,341 since it began operations in May 1998 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses. The Company incurred a loss of $284,298 for the three-month period ended March 31, 2000, and as of

March 31, 2000 had a working capital deficiency of $78,118. Management recognizes that the Company must obtain additional financial resources by raising capital from shareholders or other sources or consider a reduction in operating costs to enable it to continue operations with available resources. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds that the Company will achieve positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's operating expenses.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to, and none of the Company's property is subject to, any material pending or threatened legal proceeding.

ITEM 2.  AGREEMENTS

     During the period ended March 31, 2000 the Company entered into the following agreements:

     Zap Me

     The ZapMe agreement is a continuation of the Company's marketing activities as a content provider whereby it provides its English language programs and co-brands its product and educational games with web portals, ISP's and PC manufacturers. This program will generate revenues on an equal basis. With revenues projected in the third quarter of 2000.

     ZapMe is a leading provider of quality technology and online education content to schools and communities nationwide, has built America's largest Internet media network specializing in education.

ITEM 3.  RECENT SALES OF UNREGISTERED SECURITIES

     On January 21, 2000, the Company issued an aggregate of 17,000 shares of common stock to Rob Weston at a price per share of $0.50 in exchange for principal payment of $5,000 and interest expense of $3,500 accrued on inventory loan. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 21, 2000, the Company issued 7,000 shares of common stock to Marshall Farris at a price per share of $0.50 in exchange for interest expense of $3,500 accrued on inventory loan. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 21, 2000, the Company issued 4,000 shares of common stock to Vaughn Barbon at a price per share of $0.50 for services rendered of $2,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 26, 2000 the Company issued 5,000 shares of common stock to Vinai Roachthevilit at a price per share of $0.50 for an aggregate purchase price of $2,500. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 80,000 shares of common stock to Marc Crimeni at a price per share of $0.50 for an aggregate purchase price of $40,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 80,000 shares of common stock to Nick Sereda at a price per share of $0.50 for an aggregate purchase price of $40,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 20,000 shares of common stock to Robert Ricco at a price per share of $0.50 for an aggregate purchase price of $10,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 40,000 shares of common stock to Douglas Cairns at a price per share of $0.50 for an aggregate purchase price of $20,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 20,000 shares of common stock to Desmond Duffy at a price per share of $0.50 for an aggregate purchase price of $10,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 20,000 shares of common stock to Lambeth Investments Ltd. at a price per share of $0.50 for an aggregate purchase price of $10,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 20,000 shares of common stock to Hugh Hutchison at a price per share of $0.50 for an aggregate purchase price of $10,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 10,000 shares of common stock to Glen Warren Pendry at a price per share of $0.50 for an aggregate purchase price of $5,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 10,000 shares of common stock to Nicholar James Smart at a price per share of $0.50 for an aggregate purchase price of $5,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 10,000 shares of common stock to David Mandel at a price per share of $0.50 for an aggregate purchase price of $5,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 24,000 shares of common stock to Ray Billing at a price per share of $0.50 for an aggregate purchase price of $12,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 15,000 shares of common stock to Ethel Magnus at a price per share of $0.50 for an aggregate purchase price of $7,500. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 15,000 shares of common stock to Chester Kmiec at a price per share of $0.50 for an aggregate purchase price of $7,500. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On January 31, 2000 the Company issued 50,000 shares of common stock to O.E.M. Capital Corporation at a price per share of $0.50 for an aggregate purchase price of $25,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On March 1, 2000, the Company issued 13,520 shares of common stock to Persian Distributors Inc. at a price per share of $0.50 for services rendered of $6,760. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On March 7, 2000, the Company issued 1,840 shares of common stock to Vaughn Barbon at a price per share of $1.00 for services rendered of $1,840. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Exhibit
Number            Description
------            -----------

27.1              Financial Data Schedule


     (b)  Form 8-K

     The registrant did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2000.

                                      EDUVERSE.COM



                                      By: /s/ Mark E. Bruk
                                          --------------------------------------
                                          Mark E. Bruk, President, Chief
                                          Executive Officer and Treasurer