Form 10QSB
period 2000-06-30
EDUVERSE COM
filed 2000-08-14
CIK 1094038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        --------------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended June 30, 2000

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

Check  whether  the issuer  has (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,193,382 shares of common stock outstanding as of June 30, 2000.

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

          Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 .............2

          Consolidated  Statements  of  Operations  for the three months and six months ended June 30, 2000 and 1999. ...........................................3

          Consolidated Statements of Cash Flow for the six months ended June 30,
          2000 and 1999. .................................................................4

          Notes to Consolidated Financial Statements - June 30, 2000 .....................5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ......................................................8


PART II.  OTHER INFORMATION .............................................................12

     Item 1. Legal Proceedings ..........................................................12

     Item 2. New Agreements .............................................................12

     Item 3. Recent Sales of Unregistered Securities ....................................13

     Item 4. Exhibits and Reports on Form 8-K ...........................................14

Signatures...............................................................................15

PART 1.  FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

Consolidated Financial Statements

The following historical consolidated financial data provided as of and for the three and six month periods ended June 30, 2000 have been derived from the Company's unaudited internal consolidated interim financial statements and have been prepared in accordance with United States generally accepted accounting principles. In the opinion of the Company's management, contained within the financial statements are all adjustments, which are necessary for a fair representation of the information pertaining to the Company's financial position as of June 30, 2000.


eduverse.com


                                   CONSOLIDATED BALANCE SHEETS
=============================================================================================================
As of June 30, 2000                                                         (expressed in U.S. dollars)

                                                                             30-Jun                    31-Dec
                                                                              2000                      1999
                                                                                $                         $
--------------------------------------------------------------------------------------------------------------
ASSETS
Current
Cash                                                                          87,805                   43,584
Accounts receivable less allowance of $4,098 and $6,292
at June 30, 2000 and December 31 1999, respectively                           10,572                    8,826
Finished goods inventory                                                      13,377                   17,296
Other receivable                                                                   0                   10,123
Prepaid expenses and other                                                    84,793                   15,360
--------------------------------------------------------------------------------------------------------------
Total current assets                                                         196,547                   95,189
Capital assets, net                                                           46,057                   53,096
--------------------------------------------------------------------------------------------------------------
Total assets                                                                 242,604                  148,285
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable                                                              94,475                  106,824
Accrued expenses                                                              18,435                   19,585
Loans payable                                                                      0                   10,000
Current portion of royalty payable [note 5]                                  104,400                  104,400
--------------------------------------------------------------------------------------------------------------
Total current liabilities                                                    217,310                  240,809
Royalty payable                                                               48,900                   48,900
--------------------------------------------------------------------------------------------------------------
                                                                             266,210                  289,709
--------------------------------------------------------------------------------------------------------------

Commitment
Shareholders deficit
Share capital [note 4]
Common stock - $0.001 par value
     Authorized shares: 50,000,000
     Issued and outstanding: 14,193,382 shares at June 30,2000
     and 13,185,089 shares at December 31, 1999                               14,193                   13,185
Preferred stock - $0.001 par value
     Authorized shares: 5,000,000
     Issued and outstanding: nil                                                   0                        0
Shares to be issued                                                                0                    3,078
Additional paid in capital                                                 2,095,021                1,384,683
Accumulated deficit                                                       (2,134,493)              (1,544,043)
Accumulated other eomprehensive income                                         1,673                    1,673
--------------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                                  (23,606)                (141,424)
--------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' deficit                                  242,604                  148,285
--------------------------------------------------------------------------------------------------------------


See accompanying notes
eduverse.com

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
=======================================================================================================================
                                                                                         (Expressed in U.S. dollars)

                                                    Three Months Ended (unaudited)         Six Months Ended (unaudited)

                                                        30-Jun            30-Jun            30-Jun             30-Jun
                                                        2000               1999              2000               1999
                                                          $                  $                 $                  $
-----------------------------------------------------------------------------------------------------------------------
REVENUE
Software sales                                          9,320              4,519             11,807             95,497
Distribution royalties                                      0             20,000                  0             40,644
-----------------------------------------------------------------------------------------------------------------------
Total revenues                                          9,320             24,519             11,807            136,141
Cost of goods sold                                     (5,028)            (1,365)              (730)           (35,923)
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                            4,292             23,154             11,077            100,218
-----------------------------------------------------------------------------------------------------------------------

EXPENSES
Amortization of deferred charge                             0             31,900                  0             31,900
Foreign currency transaction loss                      (2,708)                 0            (18,464)                 0
Deprecitation                                           5,278              4,369             10,187              7,336
General and administrative [note 6]                   132,906            104,173            278,081            216,185
Marketing                                              97,400             88,694            162,514            127,797
Research and development                               85,139             70,967            176,784            135,966
-----------------------------------------------------------------------------------------------------------------------
                                                      318,015            300,103            609,102            519,184
-----------------------------------------------------------------------------------------------------------------------
Operating loss                                       (313,723)          (276,949)          (598,025)          (418,966)
Other income                                            1,071            (55,546)             1,075            (96,945)
-----------------------------------------------------------------------------------------------------------------------
Net loss for the period                              (312,652)          (221,403)          (596,950)          (322,021)
-----------------------------------------------------------------------------------------------------------------------

Comprehensive loss
Net loss for the period                              (310,979)          (221,403)          (595,277)          (322,021)
Foreign currency translation                                0                  0                  0                  0
-----------------------------------------------------------------------------------------------------------------------
Comprehensive loss for the period                    (310,979)          (221,403)          (595,277)          (322,021)
-----------------------------------------------------------------------------------------------------------------------

Net loss per common share:
             Basic and diluted                          (0.02)             (0.02)             (0.04)             (0.03)
-----------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares:
             Basic and diluted                     13,873,904         12,694,621         13,685,225         12,366,171
-----------------------------------------------------------------------------------------------------------------------

eduverse.com

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months
                                                                        June 2000    June 1999
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Loss for the period                                                      (590,450)     (322,021)
Adjustment to reconcile net loss to net cash used in
operating activities:

Common shares to be issued for services rendered
Common shares issued for services rendered                                 90,853         9,594
Common shares issued in lieu of interest expense                            7,014        29,999
Write down and amortization of deferred charge                                           31,900
Depreciation                                                               10,187         7,336
Effect of foreign currency
Stock based compensation
Beneficial conversiton feature of inventory loan
Loss on theft of capital assets
Provision for doubtfull accounts                                           (2,194)

Changes in non-cash working capital items:
Accounts receivable                                                           448      (102,225)
Finished goods inventory                                                    3,919        28,957
Other receivables                                                          10,123
Prepaid expenses                                                          (69,433)        5,651
Accounts payable                                                          (12,349)      (49,146)
Accrued expenses                                                           (1,150)
Unearned revenue                                                                        (20,138)
-----------------------------------------------------------------------------------------------
Net cash used in operating activities                                    (553,032)     (380,093)

FINANCING ACTIVITIES
Cash proceeds of loans payable
Payments of loans payable                                                 (10,000)      (51,295)
Payments under capital lease obligations                                                 (7,041)
Repayments of royalty payable                                                   0
Issuance of common stock                                                  610,401       758,699
Cash received on common stock to be issued
-----------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 600,401       700,363

INVESTING ACTIVITIES
Purchase of capital assets                                                 (3,148)      (26,294)
Proceeds from insurance company for theft of capital assets                     0             0

Net cash used in investing activities                                      (3,148)      (26,294)
-----------------------------------------------------------------------------------------------

Effect of foreign exchange rate changes on cash                                 0             0

Net increase in cash                                                       44,221       293,976
-----------------------------------------------------------------------------------------------
Cash, beginning of period                                                  43,584        37,757
-----------------------------------------------------------------------------------------------
Cash, end of period                                                        87,805       331,733
-----------------------------------------------------------------------------------------------

eduverse.com

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - JUNE 30, 2000


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

Description of business

The Company is a technology-based company focused on developing and marketing interactive multimedia educational software products. At June 30, 2000, the Company's principal markets include Canada and U.S.A. The Company generates revenues from the retail sale of its English language tutorial software products ENGLISH PRO. In late 1998, the Company started pioneering a new e-commerce educational delivery model that provides users with free access to online education. The Company expects to generate the majority of its future revenues from advertising revenues by including an advertiser's message as part of the ENGLISH PRO tutorial. In 2000, 1999 and 1998, the Company recognized no advertising revenues.

Going concern

The Company's financial statements for the year ended June 30, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The company incurred a loss of $310,089 and $590,450 for the three-and six-months periods respectively ended June 30, 2000, and as of June 30, 2000 had a working capital deficiency of $23,606. Management recognizes that the Company must obtain additional financial resources by raising capital from shareholders or other sources or consider a reduction in operating costs to enable it to continue operations with available resources. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to sharply curtail the Company's operating expenses. Accordingly, the Company's continuation as a going concern is in substantial doubt.

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities, which may be necessary, if the company is unable to continue its operations.

2.   MAJOR CUSTOMERS

For the six-month period ended June 30, 2000, 88% of software sales were derived from two customers. At June 30, 2000, the aggregate accounts receivable balance relating to these customers was $9,255.

For the same period in 1999 72% of software sales were derived from one customer. At June 30, 1999, the aggregate accounts receivable balance relating to this customer was $50,077.

3.   CAPITAL ASSETS

                                                             Accumulated          Net Book
                                                Cost        Depreciation            Value
                                                  $               $                   $
-------------------------------------------------------------------------------------------
June 30, 2000
Computer equipment                             61,662            24,222            37,440
Furniture and office equipment                 13,060             4,443             8,617
-------------------------------------------------------------------------------------------
                                               74,722            28,665            46,057
-------------------------------------------------------------------------------------------

June 30, 1999
Computer equipment                             49,398             9,815            39,583
Furniture and office equipment                 12,968             1,819            11,149
-------------------------------------------------------------------------------------------
                                               62,366            11,634            50,732
-------------------------------------------------------------------------------------------

4.   SHARE CAPITAL

[a]  Authorized

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

[b]  Stock offering

In March 2000, the Company announced a financing via private placement offering under Regulation D, Rule 506 of the Securities and Exchange Commission. Under this financing the Company sold 276,000 units at $1 per unit, with each unit consisting of one share of restricted common stock and two warrants. Each warrant entitles the holder to purchase one additional share of restricted common stock at $2.50 per share and $5.00 per share, respectively. The Company has closed this offering.

[c]  Stock options

During the three- month period ended June 30, 2000 the Company cancelled 115,000 employee stock options and issued 192,500 in new employee stock options. In addition, 215,000 employee stock options were re-priced to $0.68 per share.

The following table summarizes information about stock options under the plans outstanding at June 30, 2000:

                                    Number
                   Range of     Outstanding at
                   Exercise        June 30,
                    Prices           2000
                --------------------------------
                     $0.38            150,000
                 $0.67 - $0.75      1,490,000
                --------------------------------
                Total               1,640,000

5.   INCOME TAXES

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

6. RECENT PRONOUNCEMENTS FOR SAB 101 AND FIN NO. 44

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The provisions of SAB 101 are effective for transactions beginning in the Company's year ended December 31, 2000. The Company has not completed its assessment of the impact of SAB 101 and has not determined its effect, if any, on its future reported results of operations.

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). This statement is effective for certain transactions from December 15, 1998 and is to be applied commencing July 1, 2000. The Company has not completed its assessment of the impart of FIN 44 and has not determined its effect, if any, on its future reported results of operations.

7.   SUBSEQUENT EVENTS

(a) The Company will be moving its premises in Canada effective September 1, 2000 to 2-70 East 2nd Avenue, Vancouver, British Columbia. Rent will increase to approximately $2,400 per month.

(b) The Company borrowed $50,000 from one of its officers and directors in July, 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in these forward-looking statements as a result of various factors, including those set forth in "risk factors" and elsewhere in this Form 10-QSB. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Form 10-QSB. See "Forward-looking Statements" and "Risk Factors."

Forward-looking Statements

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

RESULTS OF OPERATIONS

Three-and Six-Month Periods Ended June 30, 2000 Compared to Three-and Six-Month Periods Ended June 30, 1999

     Revenues. The Company derives its revenues from the retail sales of its software products and royalties received from distributors of its software products. For the six-month period ended June 30, 2000, 88% of the Company's software sales were derived from two customers. Revenues for the three- and six-months ended June 30, 2000 were $9,320 and $11,807 respectively. Compared with $24,519 and $136,141 for the same periods in 1999. This decrease is primarily due to the Company's decision to discontinue retail sales of its ENGLISH PRO 6.2. The Company anticipates minimal revenues from retail sales of its software products during 2000. In addition, it is anticipated that additional revenues from the sale of advertising embedded in the Company's Internet-enabled software product will be generated beginning the third quarter of 2000.

     Cost of Goods Sold. Cost of Goods Sold consists of expenses associated with the physical production of the "boxed" software packages that are sold in the retail market. During the three-month period ended June 30, 2000, cost of goods sold increased to $5,028 from $1,365 for the same period in 1999. The difference is attributed to software packages being returned for the quarter ended June 30, 1999. During the six-month period ended June 30, 2000, cost of goods decreased to $730 from $35,923 for the same periods in 1999. This overall decrease is due to the Company's decision to discontinue retail sales of its ENGLISH PRO 6.2.

     Amortization and Write down of deferred charge The amortized deferred charge represents a license fee for the use of ENGLISH PRO 6.2 and was being amortized on a straight-line basis over the three-year minimum term of the license agreement. As the Company does not expect to obtain any future value from this licensing agreement, the entire deferred charge balance of $159,800 was written off to expense in 1999. The license fee for use of software is amortized on a straight-line basis over the three-year minimum term of the license agreement with Boswell.

     Depreciation Depreciation expenses consists of depreciation on computer equipment, office equipment and furniture. Capital assets such as computer equipment and furniture and office equipment are depreciated on a straight-line basis over their estimated useful lives, computer equipment over three years and furniture and office equipment over five years. During the three and six-month periods ended June 30, 2000, depreciation expenses increased to $5,278 and $10,187 respectively from $4,369 and $7,336 for the same periods in 1999. This is due to increased depreciation costs associated with the increase in purchases of computer equipment by the Company.

     General and Administrative Expenses. General and administrative expenses primarily consist of management, financial and administrative personnel expenses and related costs and professional service fees. General and administrative expenses were $132,906 and $278,081 for the three- and six-month periods ended June 30, 2000, which represents an increase of 28% and 29% over the same periods in 1999. These increases are due primarily to increases in expenses related to hiring of personnel, and travel expenses. In addition, legal and accounting fees associated with the filing on the Company's Form 10-QSB and other matters relating to being a fully reporting company. The Company anticipates that general and administrative expenses will increase significantly in the next year due to the implementation of its Internet/Intranet enabled software initiatives in South East Asia and South America.

     Marketing Expenses. Marketing expenses consist primarily of marketing and promotional costs relating to the development of the Company's brands as well as personnel, travel and other costs. Marketing expenses were $97,400 and $162,514 for the three-and six-month periods respectively ended June 30, 2000, which were 10% and 27% higher than those incurred for the same periods in 1999. These increases were primarily attributable to increased travel expenses incurred to promote the Company's Internet-enabled software products in South East Asia, South America and the reallocation of administrative personnel to marketing. The Company anticipates marketing expenses will increase over the next 12 months as a result of its current initiatives in Thailand, China, Malaysia and the Company's anticipated growth throughout Asia and Latin America. This will require extensive travel and promotional activities for its marketing staff. The Company intends to higher additional marketing staff during the next two quarters.

     Research and Development Expenses. Research and development expenses primarily include personnel costs relating to developing the Company's software and maintaining and enhancing the features, content and functionality of the Company's Internet Web site and related systems. Research and development expenses were $85,139 and $176,784 for the three- and six-month periods respectively ended June 30, 2000 which represents increases of 20% and 30% over the same periods in 1999. These increases were primarily due to increased staffing in the research and development team. The Company anticipates that its research and development staff will continue to grow in 2000 as the Company focuses on improving and expanding the features and availability of its Internet/Intranet network-enabled software products. Research and development costs are expensed as incurred. However, computer software development costs incurred after technological feasibility of a product is established are capitalized. Technological feasibility is generally not established until substantially all related product development is complete and the product is released.

     Income Taxes. No provision for federal income taxes has been recorded in 2000 or 1999 as a result of losses. As of June 30, 2000 the Company had a net operating loss for United States income tax purposes of approximately $190,000 which will begin to expire in 2018 if not utilized. In addition, the Company has non-capital losses for Canadian income tax purposes of approximately $900,000 at June 30, 2000, which will begin to expire in 2005 if not utilized. The Company has recognized a valuation allowance of $500,000 equal to the deferred tax assets due to the uncertainty of realizing the benefits of the asset.

     Other Income. Other income during the three-and six- month periods ended June 30, 2000 decreased to $1,071 and $1,075 respectively compared to $55,546 and $96,945 for the same periods in 1999. Other Income consisted of interest earned by the Company on its bank balances. The Other Income in 1999 was the result of the sale of two web domains by the Company. It is not anticipated the Company will be selling web domains in the future.

Liquidity and Capital Resources

     Since inception, the Company has financed operations and met its capital expenditure requirements primarily through private sales of equity securities, which have resulted in net proceeds of $1,498,707 through June 30, 2000. At June 30, 2000, the Company had $87,805 in cash and cash equivalents and a working capital deficit of $23,606. On March 2000, the Company announced a financing via private placement offering under Regulation D, Rule 506 of the Securities and Exchange Commission. The offering was for up to 1,000,000 units at $1 per unit, with each unit consisting of one share of restricted common stock and two warrants. The two warrants entitle the holder to purchase one additional share of restricted common stock at $2.50 per share and $5.00 per share, respectively. As of June 30, 2000 the Company had received $276,000 of this offering. The Company will no longer accept any funds under this offering.

     The Company has not yet generated positive cashflows from operating activities. Cash used in operating activities was $553,032 and $380,093 for the six-month period ended June 30, 2000 and for the same period in 1999, respectively. The Company does not expect to generate positive cash from operations for the year ending December 31, 2000.

     The Company's investing activities have consisted of capital expenditures totaling and $3,148 for the six-month period ended June 30, 2000 and $26,294 for the same period in 1999 respectively. The capital expenditures related primarily to the acquisition of computer hardware used to support the Company's growing employee base.

     Net cash provided by financing activities was $600,401 and $700,363 for the six-month period ended June 30, 2000 and for the same period in 1999, respectively. Net cash provided by financing activities resulted primarily from issuance of capital stock, which was partially offset by principal payments on capital leases and notes payable. The Company does foresee an increase in operating expenses in order to implement its Internet/Intranet enabled applications in Thailand, China and Malaysia or to continue the upgrade of its software application. Further, the Company expects to sign additional Ministries of Education and begin implementations by the fourth quarter of 2000. The Company expects to fund these initiatives with further issuance of common stock of the Company and from advertising revenues that are expected to begin in the third quarter of 2000.

     The Company believes that anticipated private placements of equity capital and anticipated operating revenues will be adequate to fund the Company's operations over the next six months. Thereafter, the Company expects it will need to raise additional capital to meet its long-term operating requirements. The Company may encounter business initiatives that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities, other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of business opportunities, develop or enhance its products or otherwise respond to competitive pressures would be significantly limited, which could significantly restrict the Company's operations.

Foreign Currency Translation and Hedging

     Foreign exchange gains (losses) have not been significant to date and the Company does not, at this time, engage in forward exchange contracts for the purpose of hedging against fluctuations in the exchange rate between United States and Canadian dollars.

     During the third and fourth quarters of 2000, the Company intends to engage in activities in foreign countries, namely Thailand, China, Malaysia, Columbia, Hong Kong and Taiwan. These activities will likely result in development expenses related to the installation, support and maintenance of ENGLISH PRO Network Edition on educational networks and sales and marketing expenses related to generating advertising revenues in these regions. The Company has no immediate plans for hedging against fluctuations in these currencies.

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

Limited Operating History; History of Losses; Increased Expenses

     The Company incurred a net loss of $310,089 and $590,450 for three and six-month periods respectively ended June 30, 2000. Compared to $218,673 and $322,021 for the same periods in 1999. The Company has had minimal revenue since inception , it has never been profitable and there can be no assurance that, in the future, the Company will be profitable on a quarterly or annual basis. In addition, the Company plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development, broaden its customer support capabilities and increase its administration resources. In view of the rapidly evolving nature of the Company's business, markets and limited operating history, the Company believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Need for Additional Financing

     The Company has accumulated losses of $2,134,493 since it began operations in May 1998 and will require additional working capital to complete its business development activities and generate revenue adequate to cover operating and further development expenses. The Company incurred a loss of $310,089 and $590,450 for the three- and six-month periods ended June 30, 2000. As of June 30, 2000 had a working capital deficiency of $23,606. Management recognizes that the Company must obtain additional financial resources by raising capital from shareholders or other sources or consider a reduction in operating costs to enable it to continue operations with available resources. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds that the Company will achieve positive cash flow. If the Company is unable to obtain adequate financing, management will be required to sharply curtail the Company's operating expenses.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is not a party to, and none of the Company's property is subject to, any material pending or threatened legal proceeding.

ITEM 2.  AGREEMENTS

     During the period ended June 30, 2000 the Company entered into the following agreements:

         World Wide Wireless Web (W4)
         China Central Educational Technology Center (CCETC) 1to80.com (Acer Group) SINA.com China Education Network Inc.

     The CCETC agreement is a continuation of the Company's strategy to partner with Ministry of Education to deliver its educational software to that country's students.

     The SINA.com, 1to80.com, W4 and China Education Network agreements are a continuation of the Company's marketing activities as a content provider whereby it provides its English language programs and co-brands its product and educational games with web portals, ISP's and PC manufacturers. This program will generate revenues on an equal basis. With revenues projected in the third quarter of 2000.

         The China Central Educational Technology Center operates directly under the Ministry of Education of China and is solely responsible for deploying new technology to advance China's educational systems.

     SINA.com is a leading Internet destination network for Chinese communities worldwide. As of April 2000 SINA.com had over 24 million average daily page views and 5 million registered users.

     1to80.com is Asia's first knowledge portal. The Company is part of Acer, the world's third largest PC manufacturing. The Acer Group employs more than 32,000 in 120 enterprises spanning 37 countries worldwide.

     World WideWireless Web (W4) is building a worldwide wireless network of affiliates (ISPs, corporate networks, cable companies etc.) supported by direct access to the North American Internet and telecommunications backbone.

     China Education Network Inc. is a private Internet content provider which holds, with its Chinese partner, the exclusive rights to develop a web site for the dissemination of information derived from a state level research project on the future of the education system in China.

ITEM 3   RECENT SALES OF UNREGISTERED SECURITIES

     On April 19, 2000 the Company issued 166,666 shares of common stock to Dan Brimm at a price per share of $0.75 for an aggregate purchase price of $125,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On April 19, 2000, the Company issued 922 shares of common stock to Vaughn Barbon at a price per share of $1.125 for services rendered of $1,037.25. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On June 5, 2000 the Company issued 94,764 shares of common stock to Marc Crimeni at a price per share of $1.00 for an aggregate purchase price of $94,764. Attached to each share are two warrants which entitles the holder to purchase one additional share of restricted common stock at $2.50 per share for six months from date of issue and $5.00 per share for one year from date of issue, respectively. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On June 5, 2000 the Company issued 181,236 shares of common stock to Mark Bruk at a price per share of $1.00 for an aggregate purchase price of $181,236. Attached to each share are two warrants which entitles the holder to purchase one additional share of restricted common stock at $2.50 per share for six months from date of issue and $5.00 per share for one year from date of issue, respectively. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

     On June 22, 2000, the Company issued 100,000 shares of common stock to Lexington Mercantile Corporation Ltd. at a price per share of $0.68 for services rendered of $68,000. The shares were issued to a holder outside the United States pursuant to an exclusion from registration under Regulation S under the Securities Act.

ITEM 4  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit
Number          Description
------          -----------

 27.1           Financial Data Schedule


(b)  Form 8-K

     The registrant did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.

                                      EDUVERSE.COM


                                      By: /s/ Mark E. Bruk
                                          --------------------------------------
                                          Mark E. Bruk, President, Chief
                                          Executive Officer and Treasurer

                                 EXHIBIT INDEX


Exhibit
Number          Description
------          -----------

 27.1           Financial Data Schedule