Form 10QSB
period 2000-09-30
EDUVERSE COM
filed 2000-11-14
CIK 1094038

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        --------------------------------

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2000

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the Transition Period from _________ to _________

                        Commission File Number 000-27239


                                  EDUVERSE.COM
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Nevada                                              88-0277072
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


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

                                Yes [X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,347,434 shares of common stock outstanding as of November 1, 2000.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [X]



                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION

         Consolidated  Balance  Sheets at  September  30, 2000 and  December 31, 1999.

         Consolidated  Statements  of  Operations  for the three and nine months ended September
         30, 2000 and 1999.

         Consolidated  Statements  of Cash  Flows for the three and nine  months ended September
         30, 2000 and 1999.

         Notes to Consolidated Financial Statements - September 30, 2000.

     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.          OTHER INFORMATION

     Item 1.  Legal Proceedings

     Item 2.  Changes in Securities and Use of Proceeds

     Item 3.  Defaults Upon Senior Securities

     Item 4.  Submission of Matters to a Vote of Security Holders

     Item 5.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES


PART 1. - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                                              CONSOLIDATED BALANCE SHEETS
=======================================================================================================

                                                                     (Expressed in U.S. dollars)

                                                                      30-Sep                    31-Dec
                                                                       2000                      1999
                                                                         $                         $
-------------------------------------------------------------------------------------------------------

ASSETS                                                             Unaudited
Current
Cash                                                                   6,466                    43,584
Accounts receivable net of allowances                                  9,512                     8,826
Inventory                                                                  -                    17,296
Other receivable                                                      20,192                    10,123
Prepaid expenses and other                                            58,369                    15,360
-------------------------------------------------------------------------------------------------------
Total current assets                                                  94,539                    95,189
Capital assets, net                                                   40,770                    53,096
-------------------------------------------------------------------------------------------------------
Total assets                                                         135,309                   148,285
=======================================================================================================



LIABILITIES AND SHAREHOLDERS' DEFICIT
Current
Accounts payable                                                     146,300                   106,824
Accrued expenses                                                       4,754                    19,585
Loans payable [note 5]                                               130,750                    10,000
Current portion of royalty payable                                         -                   104,400
-------------------------------------------------------------------------------------------------------
Total current liabilities                                            281,804                   240,809
Royalty payable                                                            -                    48,900
-------------------------------------------------------------------------------------------------------
                                                                     281,804                   289,709
-------------------------------------------------------------------------------------------------------

Commitment and Contingencies
Shareholders deficit
Share capital [note 4]
Common stock - $0.001 par value
     Authorized shares: 50,000,000
     Issued and outstanding: 14,347,434 shares at Sept. 30,2000
     and 13,185,809 shares at December 31, 1999                       14,347                    13,185
Preferred stock - $0.001 par value
     Authorized shares: 5,000,000
     Issued and outstanding: nil                                           -                         -
Shares to be issued                                                    5,000                     3,078
Additional paid in capital                                         2,348,707                 1,384,683
Accumulated deficit                                               (2,516,222)               (1,544,043)
Accumulated other comprehensive income                                 1,673                     1,673
-------------------------------------------------------------------------------------------------------
Total shareholders' deficit                                         (146,495)                 (141,424)
-------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' deficit                          135,309                   148,285
=======================================================================================================

See accompanying notes






                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
==================================================================================================================
                                                                                      (Expressed in U.S. dollars)

                                                  Three Months Ended (unaudited)     Nine Months Ended (unaudited)
                                                      30-Sep          30-Sep            30-Sep          30-Sep
                                                       2000            1999              2000            1999
                                                        $               $                 $               $
--------------------------------------------------------------------------------------------------------------

REVENUE
Software sales                                         3,054           5,371            14,861         100,520
Distribution royalties                                     -               -                 -          40,644
--------------------------------------------------------------------------------------------------------------
Total revenues                                         3,054           5,371            14,861         141,164
Cost of goods sold                                    (1,903)        (17,445)           (2,632)        (53,328)
--------------------------------------------------------------------------------------------------------------
Gross profit                                           1,151         (12,074)           12,229          87,836
--------------------------------------------------------------------------------------------------------------

EXPENSES
Amortization of deferred charge                            -          15,960                 -          47,860
Foreign currency transaction loss                     (2,409)              -           (27,243)              -
Depreciation                                           5,277           5,147            15,461          12,463
General and administrative                           114,913          93,556           404,921         304,766
Marketing                                            262,361          83,502           485,149         216,053
Research and development                              81,727          86,090           254,685         222,221
--------------------------------------------------------------------------------------------------------------
                                                     461,869         284,255         1,132,973         803,363
--------------------------------------------------------------------------------------------------------------
Operating loss                                      (460,718)       (296,329)       (1,120,744)       (715,527)
Other income                                           7,665           1,614             8,738          98,854
Gain on disposal of in subsidiary                    139,827               -           139,827               -
--------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss for the period      (313,226)       (294,715)         (972,179)       (616,673)
==============================================================================================================

Net loss per common share:
              Basic and diluted                        (0.02)          (0.02)            (0.07)          (0.05)
==============================================================================================================

Weighted average number of common shares:
              Basic and diluted                   14,278,963      12,753,246        13,887,601      12,493,756
==============================================================================================================

See accompanying notes




                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
===========================================================================================================
                                                                               (Expressed in U.S. dollars)

                                                                      Nine Months Ended (unaudited)
                                                                    30-Sep                     30-Sep
                                                                     2000                       1999
                                                                       $                         $
-----------------------------------------------------------------------------------------------------------

                                                                          Unaudited
OPERATING ACTIVITIES
Loss for the period                                               (972,179)                  (616,736)
Adjustment to reconcile net loss to net cash used in
operating activities:

Common shares issued for services rendered                         188,905                     42,294
Common shares issued in lieu of interest expense                     7,000                          -
Write down and amortization of deferred charge                           -                     47,860
Depreciation                                                        15,461                     12,463
Non-cash gain on disposal of subsidiary                           (139,827)                         -

Changes in non-cash working capital items:
Accounts receivable                                                (14,159)                   (32,727)
Finished goods inventory                                            17,296                     28,529
Other receivables                                                  (10,069)                         -
Prepaid expenses and other                                          24,991                      5,651
Accounts payable                                                    39,476                    (45,609)
Accrued expenses                                                   (14,831)                         -
Unearned revenue                                                         -                    (20,138)
------------------------------------------------------------------------------------------------------
Net cash used in operating activities                             (857,936)                  (578,413)
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Cash proceeds of loans payable
Advances(repayments) of loans                                      120,750                    (73,685)
Payments under capital lease obligations                                 -                    (10,168)
Issuance of common stock                                           611,078                    755,998
Cash received on common stock to be issued                           5,000                          -
Disgorgement proceeds                                               87,125                          -
------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                          823,953                    672,145
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                          (3,135)                   (31,748)
------------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (3,135)                   (31,748)
------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                          -                     (2,930)
------------------------------------------------------------------------------------------------------

Net increase in cash                                               (37,118)                    59,054
------------------------------------------------------------------------------------------------------
Cash, beginning of period                                           43,584                     37,757
------------------------------------------------------------------------------------------------------
Cash, end of period                                                  6,466                     96,811
=====================================================================================================

Significant Non-Cash Transactions:
   During the period shares were issued for prepaid services                                 $ 68,000
   During the period shares were issued for services rendered                                $187,852

See accompanying notes


1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Description of business

The Company is a technology-based company focused on developing and marketing interactive multimedia educational software products. At September 30, 2000, the Company's principal markets include Canada and U.S.A. The Company has generated its revenues from the retail sale of its English language tutorial software products ENGLISH PRO. In late 1998, the Company started pioneering a new e-commerce educational delivery model that provides users with free access to online education. The Company expects to generate the majority of its future revenues from advertising revenues by including an advertiser's message as part of the ENGLISH PRO tutorial. To date the Company has recognized no advertising revenues.

In October, 2000 the Company announced a change in its strategic business model. The Company is a software development company specializing in Internet delivery platforms for e-Education and the development of quality education content. The Company is focused on five market areas; Subscription-based Internet Education, Corporate Workplace Initiatives, Ministry of Education Initiatives, Third Party Licensing of the Company's e-Education Delivery Platform and Retail distribution.

2. BASIS OF PRESENTATION


Unaudited Interim Financial Statements


The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Going concern

The Company's financial statements for the period ended September 30, 2000 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The company incurred losses of $313,226 and $972,179 for the three-and nine-months periods respectively ended September 30, 2000, and as of September 30, 2000 had a working capital deficiency of $187,265. Management recognizes that the Company must obtain additional financial resources by raising capital from shareholders or other sources or consider a reduction in operating costs to enable it to continue operations with available resources. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to sharply curtail the Company's operating expenses. Accordingly, the Company's continuation as a going concern is in substantial doubt.

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities, which may be necessary, if the company is unable to continue its operations.

3.  MAJOR CUSTOMERS

For the nine-month period ended September 30, 2000, 87% of software sales were derived from two customers. At September 30, 2000, the aggregate accounts receivable balance relating to these customers was $8,048.

For the same period in 1999 72% of software sales were derived from one customer. At September 30, 1999, the aggregate accounts receivable balance relating to this customer was $56,985.

4. SHARE CAPITAL

[a]   Authorized

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

[b]   Stock options

During the three- month period ended September 30, 2000 the Company issued 75,000 options for payment of services at a gross value of $49,215. The vesting period is over 10 months. The amount expensed during the quarter was $19,686. In addition, the Company cancelled 150,000 employee stock options and issued 40,000 in new employee stock options. The Company also re-priced 1,350,000 employee stock options from $0.57 to $0.51 per share.


5. LOANS PAYABLE

Stockholder loans outstanding as of September 30, 2000 were $130,750. The outstanding loan balances are due to three stockholders of the Company who are also employees of the Company. One is also an officer of the Company.

The Stockholder loans outstanding as September 30, 2000 bear interest at 10% with interest due semi-annually. These loans are unsecured, due in one year. The Company will also pay a bonus in common shares to the lenders in a number equal to 20% of the principal. The lender has the right to convert part or all the value of the principal of the loan and interest into common shares of the Company at the prospectus price.

6. GAIN ON DISPOSAL OF SUBSIDIARY

On August 15, 2000 the Company sold its entire interest of ESL Pro Systems Inc. in consideration of $1 to Savoy Capital Limited. As a result of this transaction the company realized a gain on disposal of $139,827.

7. SUBSEQUENT EVENTS

(a) The Company entered into a three-year lease for new premises commencing on October 1, 2000 and expiring on September 30, 2003. The rent is approximately $2,500 per month.
(b) The Company issued 150,000 stock options at $0.49 for payment of service valued at $73,500. These stock options vested immediately.
(c) The Company cancelled 300,000 employee stock options and issued 500,000 new employee stock options for $0.30 and 250,000 new employee stock options for $0.49.

8. Recent Pronouncements for SAB 101 and FIN No. 44 as follows:

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

On March 31, 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"). This statement is effective for certain transactions from December 15, 1998 and is to be applied commencing July 1, 2000. The Company has not completed its assessment of the impact of FIN 44 and has not determined its effect, if any, on its future reported results of operations.



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in these forward-looking statements as a result of various factor. The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report.

Forward- looking Statements

         Except for statements of historical fact, certain information contained herein constitutes "forward-looking statements," including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, as well as all projections of future results. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results or achievements of the Company to be materially different from any future results or achievements of the Company expressed or implied by such forward-looking statements. Such factors include, but are not limited to the following: the Company's limited operating history, competition, management of growth and integration, risks of technological change, the Company's dependence on key personnel, marketing relationships and the other risks and uncertainties described under "Description of Business - Risk Factors"described in the Company's Annual Report form 10-QSB for the year ended December 31, 1999. Certain of the forward-looking statements contained in this Quarterly Report may be identified with cross-references to this section.

GENERAL

         The Company is a software development company specializing in Internet delivery platforms for e-education. During fiscal year 1999, the Company focused primarily on the research, development and design of a new e-commerce educational delivery model that provides users with free access to online education. As of the date of this Quarterly Report, the Company is focused on five market areas: (i) subscription-based Internet education, (ii) corporate workplace initiatives, (iii) Ministry of Education initiatives, (iv) third-party licensing of the Company's e-education delivery platform, and (v) retail distribution.

         As of the date of this Quarterly Report, the Company derives its revenues principally from the retail marketing and sale of its e-education delivery platforms (the "E-Education Software") to customers generally in the retail software distribution. During the nine-month period ended September 30, 2000, sales of the E-Education Software to the Company's customers accounted for 100% of total gross revenues, with 87% of such sales derived from two customers. Although the Company intends to expand its marketing of the E-Education Software and related products in other industries, such as subscription-based Internet education, corporate workplace and third-party licensing, management of the Company believes that sales of the E-Education Software to customers in the corporate and retail distribution networks will continue to be an important line of business for the Company for the next several years. Moreover, the Company expects to generate the majority of its future revenues from advertising revenues generated by inclusion of the advertiser's message on the Company's E-Education Software.

RESULTS OF OPERATIONS

Nine-Month Period Ended September 30, 2000 Compared to Nine-Month Period Ended September 30, 1999

         The Company's net losses during the nine-month period ended September 30, 2000 were approximately $972,179 compared to a net loss of approximately $616,673 (an increase of 58%) during the nine-month period ended September 30, 1999.

         Net revenues during the nine-month period ended September 30, 2000 and 1999 were $14,861 and $100,520, respectively. Net revenues decreased by approximately $85,659 for the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999. The decrease in net revenues during the nine-month period ended September 30, 2000 was primarily due to the Company's decision to discontinue retail sales of its English Pro 6.2 product. The Company anticipates that future net revenues will increase based on the retail distribution of its English Pro 7.0. The Company has entered into various agreements with certain entities regarding corporate workplace initiatives, subscription-based Internet education and third party licensing of the Company's E-Education Software.

         Gross profit during the nine-month period ended September 30, 2000 and 1999 amounted to $12,229 and $87,836, respectively. Cost of goods sold during the nine-month period ended September 30, 2000 and 1999 were $2,632 and $53,328, respectively. The decrease in cost of goods sold expenses during the nine-month period ended September 30, 2000 was primarily due to the Company's decision to discontinue retail sales of its English Pro 6.2. Cost of goods sold expenses generally consist of expense associated with the physical production of the "boxed" software packages that are sold in the retail market.

         General and administrative expenses for the nine-month period ended September 30, 2000 and 1999 were $404,921 and $304,766, respectively (an increase of $100,155 or 33%). The increase in general and administrative expenses for the nine-month period ended September 30, 2000 were primarily due to increases in expenses related to hiring of personnel, travel, and legal and accounting expenses associated with the filing requirements of a fully reporting company. The Company anticipates that general and administrative expenses will increase significantly during fiscal year 2001 due to the implementation of its Internet/Intranet enabled software initiatives in South East Asia and South America. General and administrative expenses generally include corporate overhead, administrative salaries, shipping costs, selling expenses, consulting costs and professional fees.

         Marketing expenses for the nine-month period ended September 30, 2000 and 1999 were $485,149 and $216,053 respectively (an increase of $269,096 or 125%). The increase in marketing expenses for the nine-month period ended September 30, 2000 were primarily due to the Company's launch of its Ministry of Education initiative in Thailand beginning in July 2000, promotion of the Company's Internet-enabled software products in South East Asia, South America, and the reallocation of administrative personnel to marketing. The Company anticipates that marketing expenses will increase significantly during fiscal year 2001 as a result of its current initiatives in Thailand and China and the Company's anticipated growth throughout Asia and Latin America.

         During the nine-month period ended September 30, 2000, the Company realized net gain on disposal of investments of $139,827. This gain resulted from the sale, on August 15, 2000, of the Company's entire interest in ESL Pro Systems Inc. to Savoy Capital Limited.

         As discussed above, the increase in net loss during the nine-month period ended September 30, 2000 as compared to the nine-month period ended September 30, 1999 is attributable primarily to a substantial increase in marketing expenses and in general and administrative expenses, and to the loss realized on the Company's sale of its interest in ESL Pro Systems Inc.. The Company's net earnings (losses) during the nine-month period ended September 30, 2000 were approximately ($972,179) or ($0.07) per common share compared to a net loss of approximately ($616,673) or ($0.05) per common share (an increase of 58%) during the nine-month period ended September 30, 1999. The weighted average of common shares outstanding were 13,887,601 for the nine-month period ended September 30, 2000 compared to 12,493,756 for the nine-month period ended September 30, 1999.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

         The Company's net losses during the three-month period ended September 30, 2000 were approximately $313,226 compared to a net loss of approximately $294,715 (an increase of 7%) during the three-month period ended September 30, 1999. Net revenues during the three-month period ended September 30, 2000 and 1999 were $3,054 and $5,371, respectively. Net revenues decreased by approximately $2,317 for the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999. The decrease in net revenues during the three-month period ended September 30, 2000 was primarily due to the continuing repercussions from the discontinued retail sales of the English Pro 6.2 product.

         Gross profit during the three-month period ended September 30, 2000 and 1999 amounted to $1,151 and ($12,074), respectively. Cost of goods sold during the three-month period ended September 30, 2000 and 1999 were $1,903 and $17,445, respectively. The substantial decrease in cost of goods sold expenses during the three-month period ended September 30, 2000 was primarily due to the software packages being returned during that period.

         General and administrative expenses for the three-month period ended September 30, 2000 and 1999 were $114,913 and $93,556, respectively (an increase of $21,357 or 23%). Marketing expenses for the three-month period ended September 30, 2000 and 1999 were $262,361 and $83,502 respectively (an increase of $178,859 or 214%).

         As discussed above, the increase in net loss during the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999 is attributable primarily to a substantial increase in marketing expenses and in general and administrative expenses. The Company's net earnings (losses) during the three-month period ended September 30, 2000 were approximately ($313,226 ) or ($0.02) per common share compared to a net loss of approximately ($294,715) or ($0.02) per common share (an increase of 7%) during the three-month period ended September 30, 1999. The weighted average of common shares outstanding were 14,278,963 for the three-month period ended September 30, 2000 compared to 12,753,246 for the three-month period ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is currently experiencing a liquidity crisis and must raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are entirely dependent upon the Company's management to successfully market its products and to raise additional capital through further public or private offerings of its stock or loans from private investors. Management is optimistic that the Company will be successful in its future generation of revenues from its subscription-based Internet education, corporate workplace initiatives, Ministry of Education initiatives, third-party licensing of the Company's e-Education Delivery Platform and retail distribution of the English Pro 7.0. Management is further optimistic that the Company will be successful in raising additional capital. However, there is no assurance that the Company will be able to successfully market its products and raise additional capital. The Company's failure to successfully market its products and to raise additional capital will have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern, and accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

         As of September 30, 2000, the Company's current assets were $94,539 and its current liabilities were $281,804, which resulted in a working capital deficit of $187,265. The Company's current assets consist primarily of prepaid expenses in the amount of $58,369, accounts receivable of $9,512, other receivables of $20,192 and cash in the amount of $6,466. On September 22, 2000, an amount of $87,125.11 was deposited into the Company's cash account, which resulted from a return of such funds to the Company by the ex-president, Marc E. Bruk. In accordance with Section 16 of the Securities Exchange Act of 1934, as amended, the funds were classified as a "disgorgement of profit" relating purchase and sale by Mr. Bruk of the Company's shares of common stock. The funds were recorded as additional paid-in capital in shareholders' equity. The
Company's current liabilities consist primarily of accounts payable in the amount of $146,300 and loans payable in the amount of $130,750. As of September 30, 2000, the Company's stockholders' deficit increased from $141,424 at December 31, 1999 to $146,495 at September 30, 2000.

         The Company has not yet generated positive cashflows from operating activities. For the nine-month period ended September 30, 2000, net cash used in operating activities was $857,936 compared to $578,413 for the nine-month period ended September 30, 1999 (an increase of $279,523 or 48%). As noted above, the main increase was comprised of a net loss of $972,179 for the nine-month period ended September 30, 2000 compared to a net loss of $616,673 for the nine-month period ended September 30, 1999 (an increase of $355,506). Stock issued in payment for services increased to $188,905 for the nine-month period ended September 30, 2000 compared to $-0- for the nine-month period ended September 30, 1999. Prepaid expenses increased to $58,369 for the nine-month period ended September 30, 2000 compared to $5,651 for the nine-month period ended September 30, 1999. The Company does not expect to generate positive cash from operations for the fiscal year ending December 31, 2000.

         The Company's investing activities have consisted of capital expenditures totaling $3,148 for the nine-month period ended September 30, 2000 compared to $31,748 for the nine-month period ended September 30, 1999. The capital expenditures related primarily to the acquisition of computer hardware used to support the Company's growing employee base.


         Net cash provided by financing activities was $823,953 for the nine-month period ended September 30, 2000 compared to $672,145 for the nine-month period ended September 30, 1999. Net cash provided by financing activities resulted primarily from issuance of capital stock, which was partially offset by principal payments on capital leases and notes payable.


         The Company does foresee an increase in operating expenses in order to implement its Internet/Intranet enabled applications in Thailand, China and Malaysia and to continue the upgrade of its software application. In addition, the Company intends to launch its Subscription-based Internet Education site and begin Third Party Licensing of its e-Education Delivery Platform. Further, the Company expects to sign additional Ministries of Education and begin implementations early in 2001. The Company expects to fund these initiatives with further issuance of common stock of the Company and from revenues from its current initiatives that are expected to begin in the fourth quarter of 2000.


         The Company believes that anticipated private placements of equity capital and debt financing, along with anticipated operating revenues will be adequate to fund the Company's operations over the next three months. Thereafter, the Company expects it will need to raise additional capital to meet its long-term operating requirements. The Company may encounter business initiatives that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company's ability to fund its expansion, take advantage of business opportunities, develop or enhance its products or otherwise respond to competitive pressures would be significantly limited, which could significantly restrict the Company's operations.


Foreign Currency Translation and Hedging


         Foreign exchange gains (losses) have not been significant to date and the Company does not, at this time, engage in forward exchange contracts for the purpose of hedging against fluctuations in the exchange rate between United States and Canadian dollars.


         During the fourth quarter of 2000 and throughout 2001, the Company intends to engage in activities in foreign countries, namely Thailand, China, Malaysia, Columbia, Hong Kong and Taiwan. These activities will likely result in development expenses related to the installation, support and maintenance of English Pro Network Edition on educational networks and sales and marketing expenses related to generating advertising revenues in these regions. The Company has no immediate plans for hedging against fluctuations in these currencies.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to, and none of the Company's property is subject to, any material pending or threatened legal proceeding.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         o On August 4, 2000, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 150,000 shares of its restricted common stock at the rate of $0.51 per share to settle an aggregate debt of $76,500 for services rendered. Under the terms of the settlement agreement, the creditor agreed to accept the issuance of shares of common stock as payment for the debt owed to such creditor. The Company issued the shares in reliance upon Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). The creditor represented to the Company that it acquired the shares for its own account, and not with a view to distribution, and that the Company made available all material information concerning the Company.

         o On September 29, 2000, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 4,052 shares of its restricted common stock at the rate of $0.50 per share to settle an aggregate debt of $2,026 for services rendered. Under the terms of the settlement agreement, the creditor agreed to accept the issuance of shares of common stock as payment for the debt owed to such creditor. The Company issued the shares in reliance upon Regulation S of the Securities Act. The creditor represented to the Company that he acquired the shares for his own account, and not with a view to distribution, and that the Company made available all material information concerning the Company.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         No report required.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5   OTHER INFORMATION

         No report required.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

Exhibit
Number   Description

27       Financial Data Schedule

(b) Form 8-K

The registrant filed a report on Form 8-K on October 10, 2000 and on November 13, 2000.

(a)      Exhibits

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     EDUVERSE.COM, INC.

Date: November 14, 2000                     By: /s/ MARC CRIMENI
                                                --------------------------------
                                                    Marc Crimeni
                                                    President