Form 10KSB
period 2000-12-31
EDUVERSE COM
filed 2001-04-17
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from _____ to _______

                         Commission file number 0-27239

                                  EDUVERSE.COM
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                                 88-0277072
         ------                                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation of organization)                              Identification No.)


                         1135 Terminal Way, Suite 209
                            Reno, Nevada 89502-2168
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (775) 332-3325
                                 --------------
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                 -------      -------

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2000): $58,767.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2001: $811,406.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of March 22, 2001

Common Stock, $.001 par value            37,505,434




                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business History and Development

         General. Eduverse.Com, which currently trades on the OTC Bulletin Board under the symbol "EDUV" (referred to in this Form 10-KSB as the "Company"), was incorporated on October 22, 1991 under the laws of the State of Nevada as "Ward's Futura Automotive Ltd.". The name was subsequently changed to "Perfect Future Ltd.". During 1998, the control and management of the Company changed, its primary business focus was redirected to the development of educational software programs, and its name was changed to "Eduverse Accelerated Learning Systems, Inc.". On May 19, 1999, the corporate name was changed to "Eduverse.Com." Pursuant to a series of transactions during fiscal year 1998, the Company issued 2,000,000 and 7,000,000 shares of its common stock, respectively, in exchange for all of the issued and outstanding shares of ESL Pro Systems Inc. ("ESL") and M&M Information and Marketing Services Inc. ("M&M"). During August 2000, the Company sold ESL to Savoy Capital, a Cayman Island company.

         Fiscal Year 1998. The Company, through its wholly-owned subsidiary Eduverse Dot Com Inc. ("Eduverse"), has primarily been a technology-based company engaged in the business of developing and marketing interactive multimedia educational software programs. The Company's principal markets included Canada and the United States. During fiscal year 1998, the Company generally derived its revenues from (i) the retail sales of its software products, primarily the English language tutorial software product called the "English Pro", and (ii) royalties received from distributors of its software programs.

         Fiscal Year 1999. During fiscal year 1999, the Company continued to market the English Pro to retail computer stores and bookstore, but focused primarily on the research, development and design of a new e-commerce educational delivery model that provided users with free access to online education. With the development of these products, the Company's core software products featured phonetic-based English language tutorial systems, which used multimedia presentations to assist non-English speaking students learn the English language. An Internet-enabled version of the software, called "English Pro Web Edition", was available free from the Company's website and a network-enabled version of the software, called "English Pro Network Edition" was available free for installation on private computer networks. During fiscal year 1999, therefore, the Company began exiting the traditional method of selling its software through retail channels and focused primarily on partnering with various governments to combine education, the Internet and corporate advertising in marketing its new products. The Company expected to generate a majority of its revenues from these software products by charging fees for advertising that was to be placed within the software. During 1999, the Company concentrated its marketing efforts primarily on the English Pro Web Edition and the English Pro Network Edition.

         On approximately May 20, 1999, the Company entered into a freeEnglish Non-Exclusive Linking Agreement with the Ministry of University Affairs in Thailand (the "Thailand Agreement") to offer its software products to university students via a proprietary university computer network operated by the Ministry (the "UniNet"). The UniNet supported approximately 70,000 workstations nationwide, which management believed provided the Company with a potential one million users. Pursuant to the terms of the Thailand Agreement, the Company agreed to (i) provide its English Pro Network Edition to students using the UniNet by installing approximately six English Pro Network Edition servers on the UniNet, and (ii) provide support services comprised of a Web-based installation and management system, which controlled the installation of the English Pro Network Edition on the workstations and managed the connection to the English Pro Network Edition servers. In addition, under the terms of the Thailand Agreement, the Ministry was to receive a 15% commission on gross revenues generated from advertising displayed on the Company's software.

         During fiscal year 1999, the Company also entered into a similar agreement with SJK Smart School Project in Malaysia (the "Smart School Project"). The Smart School Project was being offered to approximately 1,290 National Type Chinese Schools, which management believed provided the Company with a potential 500,000 users. The Company also intended to offer its English Pro Network Edition software free to educational and other institutions within approximately thirty other countries that operated private computer networks and that allowed advertisements to be displayed to their students, and to collect advertising fees for advertisements placed within the software.

         During fiscal year 1999, revenues were derived from three sources: (i) the retail sale of its software packages, (ii) distribution royalty fees, and
(iii) income derived from the sale of two website names. Fifty-seven percent (57%) of the Company's retail software sale revenue was derived from one customer. During fiscal year 1999, the Company recognized no advertising revenues from its English Pro Network Edition software. As a result, quarterly revenues began to decline during late fiscal year 1999 resulting in a substantial net loss.

         Fiscal Year 2000. During fiscal year 2000, quarterly revenues continued to decline. In October 2000, the Company announced a change in its strategic business model focusing on five market areas: (i) subscription-based Internet education, (ii) corporate workplace initiatives, (iii) Ministry of Education initiatives, (iv) third party licensing of the e-education delivery platform, and (v) retail distribution.

         During fiscal year 2000, quarterly revenues continued to decline as compared to quarterly revenues earned in the same periods during 1999. Any revenues earned were derived principally from the marketing and sale of the Company's software packages. Seventy-seven percent (77%) of the Company's retail software sale revenue was derived from two customers. Management of the Company primarily attributed the decrease in revenues to the Company's decision to discontinue retail software sales of the English Pro and its other software programs. Management of the Company expected to generate the majority of its future revenues commencing third quarter of 2000 from advertising revenues earned from fees charged for inclusion of the advertiser's message on the Company's English Pro Network Edition software. During fiscal year 2000, the Company recognized no advertising revenues from its English Pro Network Edition software. In August 2000, the Company sold its entire equity interest in ESL to Savoy Capital Limited. See "Item 6. Management's Discussion and Analysis or Plan of Operation".

         Fiscal Year 2001. At a special meeting held on March 2, 2001, the board of directors unanimously approved a share purchase agreement dated March 2, 2001 (the "Share Purchase Agreement") between the Company and Syncro-Data Systems, Ltd. ("Syncro-Data"), a corporation organized under the laws of British Columbia (the "Proposed Transaction"), and directed that the Share Purchase Agreement be submitted to shareholders of the Company for their approval. The Proposed Transaction will be consummated pursuant to the terms of the Share Purchase Agreement subject to fulfillment of certain conditions, including the requisite shareholder approval. The Share Purchase Agreement provides for the sale by the Company to Syncro-Data of all of the issued and outstanding shares of common stock of Eduverse, the Company's wholly-owned subsidiary, held by the Company. The Share Purchase Agreement further provides that (i) Syncro-Data has paid the ongoing expenses of Eduverse to date in the approximate amount of $50,000; (ii) Syncro-Data has agreed to recognize certain liabilities of Eduverse; and (iii) Eduverse will retain all of its right, title and interest in and to certain intellectual property rights and other property, including accounts receivable, contract revenue and outstanding cash in the approximate amount of $900.00. The Company and Syncro-Data have agreed to close the Proposed Transaction at the earlier of June 30, 2001 or after the special meeting of shareholders where such approval is required to authorize and complete the Proposed Transaction. Based upon review of a wide variety of factors considered in connection with its evaluation of the sale of assets, the board of directors of the Company believe that the sale of substantially all of the assets of the Company, through consummation of the Share Purchase Agreement, would be fair to and in the best interests of the Company and its shareholders.

         During March 2001, management of the Company determined that its duties and obligations concerning the project under the Thailand Agreement had not been fully nor successfully implemented due to inadequate funding. Therefore, the Company removed its English Pro Network Edition servers from the Ministry of University Affairs in Thailand. As of the date of this Annual Report, management of the Company believes that no material breaches of the Thailand Agreement occurred nor are there any possible monetary damages since any and all expenses associated with implementation of the program under the Thailand Agreement were the responsibility of the Company.

         Moreover, the Company never commenced implementation of its program under the Smart School Project due to inadequate financing. As of the date of this Annual Report, management of the Company believes that no material breaches of the agreement related to the Smart School Project occurred nor are there areny possible monetary damages.

         As of the date of this Annual Report, the Company has begun the process of terminating development of new software programs and upgrades to existing products, withdrawing its software products and services from the marketplace, and ceasing to actively market itself as a technology-based company. Current management of the Company anticipates that during fiscal year 2001, the Company will undertake research relating to prospective new business endeavors. This research may result in the Company entering into business operations that are not in the educational software industry.

ITEM 2. PROPERTIES

         The Company does not own any real estate or other properties. The Company's registered office is located at 1135 Terminal Way, Suite 209, Reno, Nevada 89502-2168.

ITEM 3. LEGAL PROCEEDINGS

         On approximately April 4, 2001, the Company received a letter from a law firm, which threatened potential legal proceedings in the event the Company does not comply with certain terms and conditions. The potential legal proceedings involve an investor who had subscribed for shares of restricted Common Stock during October 2000 and who subsequently attempted to rescind the transaction. Management of the Company believes that any potential damages sought by the investor would be based on groundless causes of action. As of the date of this Annual Report, management intends to continue its discussions, and to review any such potential legal actions and legal remedies.

         Except as disclosed above, management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise during fiscal year ended December 31, 2000. As of the date of this Annual Report, the Company is preparing a proxy statement in accordance with the rules and regulations of the Exchange Act of 1934, as amended, pertaining to the Share Purchase Agreement, for filing with the Securities and Exchange Commission and subsequent distribution to its shareholders. Fifty-two percent (52%) of the outstanding shares of common stock entitled to vote, represented in person or by proxy, is required for a quorum at the special meeting. The affirmative vote of shareholders holding at least a majority of the shares of common stock present, or represented, at the special meeting is required to approve the Share Purchase Agreement.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's common stock is traded on the OTC Bulletin Board under the symbol "EDUV". The market for the Company's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 2000                  DECEMBER 31, 1999
                  ------------------------------------------------------------
                  HIGH BID          LOW BID          HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter     $2.781            $0.410           $1.600           $0.625
Second Quarter    $1.531            $0.500           $2.000           $0.687
Third Quarter     $0.812            $0.420           $1.500           $0.500
Fourth Quarter    $0.530            $0.090           $0.812           $0.310

Holders

         As of March 25, 2001, the Company had approximately 110 shareholders of record.

Dividends

         No dividends have ever been declared by the board of directors of the Company on its common stock. The Company's losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

Recent Sales of Unregistered Securities

         During the first quarter of fiscal year ended December 31, 2001, to provide capital, the Company has sold stock in private placement offerings or issued stock in exchange for debts of the Company or pursuant to contractual agreements as follows:

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 2,989,000 shares of restricted Common Stock at $0.0427 per share under Rule 903(b)(3) of Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the settlement agreement, the creditor agreed to accept the 2,989,000 shares of Common Stock as payment for an aggregate debt in the amount of $127,630.30 owed to such creditor. Prior to the expiration of a one-year distribution period, the Company issued 2,989,000 shares in reliance upon the exemption from registration provided by Regulation S under the Securities Act. The creditor executed a subscription agreement in which he (i) certified that he was not a U.S. resident of the U.S. and was not acquiring the securities for the account of a U.S. resident; (ii) acknowledged that the securities to be issued had not been registered under the Securities Act and that any resale of such securities would be in accordance with the provisions of Regulation S or the Securities Act, or pursuant to an available exemption from registration; (iii) agreed not to engage in hedging transactions with regard to such securities; (iv) acknowledged that he understood the economic risk of an investment in the securities and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities.

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 1,663,000 shares of restricted Common Stock at $0.04271 per share under Rule 903(b)(3) of Regulation S of the Securities Act. Under the terms of the settlement agreement, the creditor agreed to accept the 1,663,000 shares of Common Stock as payment for an aggregate debt in the amount of $71,022.20 owed to such creditor. The Company issued 1,663,000 shares in reliance upon the exemption from registration provided by Regulation S. The creditor executed a subscription agreement in which he (i) certified that he was not a U.S. resident of the U.S. and was not acquiring the securities for the account of a U.S. resident; (ii) acknowledged that the securities to be issued had not been registered under the Securities Act and that any resale of such securities would be in accordance with the provisions of Regulation S or the Securities Act, or pursuant to an available exemption from registration; (iii) agreed not to engage in hedging transactions with regard to such securities; (iv) acknowledged that he understood the economic risk of an investment in the securities and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities.

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 260,000 shares of restricted Common Stock at $0.04264 per share under Rule 903(b)(3) of Regulation S of the Securities Act. Under the terms of the settlement agreement, the creditor agreed to accept the 260,000 shares of Common Stock as payment for an aggregate debt in the amount of $11,086.83 owed to such creditor. The Company issued 260,000 shares in reliance upon the exemption from registration provided by Regulation S. The creditor executed a subscription agreement in which he (i) certified that he was not a U.S. resident of the U.S. and was not acquiring the securities for the account of a U.S. resident; (ii) acknowledged that the securities to be issued had not been registered under the Securities Act and that any resale of such securities would be in accordance with the provisions of Regulation S or the Securities Act, or pursuant to an available exemption from registration; (iii) agreed not to engage in hedging transactions with regard to such securities; (iv) acknowledged that he understood the economic risk of an investment in the securities and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities.

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 1,163,000 shares of restricted Common Stock at $0.0427 per share under Rule 903(b)(3) of Regulation S of the Securities Act. Under the terms of the settlement agreement, the creditor agreed to accept the 1,163,000 shares of Common Stock as payment for an aggregate debt in the amount of $49,657.27 owed to such creditor. The Company issued 1,163,000 shares in reliance upon the exemption from registration provided by Regulation S. The creditor executed a subscription agreement in which he (i) certified that he was not a U.S. resident of the U.S. and was not acquiring the securities for the account of a U.S. resident; (ii) acknowledged that the securities to be issued had not been registered under the Securities Act and that any resale of such securities would be in accordance with the provisions of Regulation S or the Securities Act, or pursuant to an available exemption from registration; (iii) agreed not to engage in hedging transactions with regard to such securities; (iv) acknowledged that he understood the economic risk of an investment in the securities and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities.

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 15,230,000 shares of restricted Common Stock at $0.03 per share pursuant to Section 4(2) of the Securities Act. Under the terms of the settlement agreement, the creditor agreed to accept the 15,230,000 shares of Common Stock as payment for an aggregate debt in the amount of $456,896.55 owed to such creditor. The Company issued 15,230,000 shares in reliance upon the exemption from registration provided by Section 4(2). The creditor represented to the Company that it acquired the shares for its own account and not with a view to distribution, and that the Company made available all material information concerning the Company. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities.

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 1,753,000 shares of restricted Common Stock at $0.03 per share under Rule 903(b)(3) of Regulation S of the Securities Act. Under the terms of the settlement agreement, the creditor agreed to accept the 1,753,000 shares of Common Stock as payment for an aggregate debt in the amount of $52,592.97 owed to such creditor. The Company issued 1,753,000 shares in reliance upon the exemption from registration provided by Regulation S. The creditor executed a subscription agreement in which he (i) certified that he was not a U.S. resident of the U.S. and was not acquiring the securities for the account of a U.S. resident; (ii) acknowledged that the securities to be issued had not been registered under the Securities Act and that any resale of such securities would be in accordance with the provisions of Regulation S or the Securities Act, or pursuant to an available exemption from registration; (iii) agreed not to engage in hedging transactions with regard to such securities; (iv) acknowledged that he understood the economic risk of an investment in the securities and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

General

         The Company has been a software development company specializing in Internet delivery platforms for e-education (the "E-Education Software"). During fiscal years 1999 and 2000, the Company focused primarily on the research, development and design of a new e-commerce educational delivery model that provided users with free access to online education. The Company anticipated that the majority of its future revenues would be from advertising revenues generated from inclusion of an advertiser's message on the Company's E-Education Software. During fiscal year ended December 31, 2000, the Company derived its revenues principally from the retail marketing and sale of its E-Education Software to customers generally in the retail software distribution and generated no revenues from advertisers. During fiscal year ended December 31, 2000, sales of the E-Education Software to the Company's customers accounted for 100% of total gross revenues, with 77% of such sales derived from two customers.

         As of the date of this Annual Report, the Company has begun the process of terminating development of new software programs and upgrades to existing products, withdrawing its software products and services from the marketplace, and ceasing to actively market itself as a technology-based company.

Results of Operations

         For Fiscal Year Ended December 31, 2000 compared with Fiscal Year Ended December 31, 1999.

         The Company's net losses during fiscal year ended December 31, 2000 were approximately $1,291,831 compared to a net loss of approximately $1,127,327 (an increase of 15%) during fiscal year ended December 31, 2000.

         Net revenues during fiscal years ended December 31, 2000 and 1999 were $56,136 and $82,118, respectively. Net revenues decreased by approximately $25,982 during fiscal year ended December 31, 2000 as compared to fiscal year ended December 31, 1999. The decrease in net revenues during fiscal year ended December 31, 2000 was primarily due to the Company's decision to discontinue retail sales of its English Pro 6.2 product. Gross revenues during fiscal years ended December 31, 2000 and 1999 amounted to $58,767 and $120,715, respectively. Cost of revenues during fiscal years ended December 31, 2000 and 1999 were $2,631 and $38,597, respectively. The decrease in cost of revenues during fiscal year ended December 31, 2000 was primarily due to the Company's decision to discontinue retail sales of its English Pro 6.2. Cost of revenues generally consisted of expenses associated with the physical production of the "boxed" software packages that were sold in the retail market.

         General and administrative expenses during fiscal years ended December 31, 2000 and 1999 were $498,779 and $557,917, respectively (an decrease of $59,138 or 12%). The decrease in general and administrative expenses during fiscal year ended December 31, 2000 was primarily due to a decrease in expenses related to hiring of personnel and travel. General and administrative expenses generally include corporate overhead, administrative salaries, shipping costs, selling expenses, consulting costs and professional fees.

         Selling and marketing expenses during fiscal years ended December 31, 2000 and 1999 were $629,213 and $276,103, respectively (an increase of $353,110 or 128%). The increase in selling and marketing expenses during fiscal year ended December 31, 2000 was primarily due to the Company's launch of its Ministry of Education initiative in Thailand beginning in July 2000, promotion of the Company's Internet-enabled software products in South East Asia, South America, and the reallocation of administrative personnel to marketing.

         Research and development expenses during fiscal years ended December 31, 2000 and 1999 were $341,186 and $294,924, respectively (an increase of $46,262 or 16%). The increase in research and development expenses during fiscal year ended December 31, 2000 was primarily due to the focus on the design of the Company's new e-commerce educational delivery model that provided users with free access to online education.

         During fiscal year ended December 31, 2000, the Company realized a net gain on disposal of investments of $141,847. This gain resulted from the sale, on August 15, 2000, of the Company's entire interest in ESL to Savoy Capital Limited.

         As discussed above, the increase in net loss during fiscal year ended December 31, 2000 as compared to fiscal year ended December 31, 1999 is attributable primarily to a substantial increase in selling and marketing expenses and an increase in general and administrative expenses and research and development expenses. The Company's net earnings (losses) during fiscal year ended December 31, 2000 were approximately ($1,291,831) or ($0.09) per common share compared to a net loss of approximately ($1,127,327) or ($0.09) per common share (an increase of 15%) during fiscal year ended December 31, 2000. The weighted average of common shares outstanding were 14,005,045 for fiscal year ended December 31, 2000 compared to 12,641,546 for fiscal year ended December 31, 1999.

Liquidity and Capital Resources

         The Company is currently experiencing a liquidity crisis and must raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are entirely dependent upon the Company's current management to successfully research and identify new business endeavors, and to raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to successfully research and identify new business endeavors and to raise additional capital. The Company's failure to successfully identify new business endeavors and to raise additional capital will have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern, and accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

         As of December 31, 2000, the Company's current assets were $85,465 and its current liabilities were $682,737, which resulted in a working capital deficit of $597,272. The Company's current assets consist primarily of prepaid expenses in the amount of $56,080, accounts receivable of $17,004 and taxes recoverable in the amount of $12,381. The Company's current liabilities consist primarily of accounts payable and accrued liabilities in the amount of $487,950 and loans payable in the amount of $193,776. During the first quarter of fiscal year 2001, the loans payable in the amount of $193,776 were settled by execution of settlement agreements with the respective creditors and issuance by the Company of restricted shares of Common Stock. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

         As of December 31, 2000, the Company's total stockholders' deficit increased to ($561,951) from ($141,424) at December 31, 1999.

         The Company has not generated positive cash flows from operating activities. For fiscal year ended December 31, 2000, net cash used in operating activities was $879,738 compared to $815,181 for fiscal year ended December 31, 1999 (an increase of $64,557 or 8%). As noted above, the main increase was comprised of a net loss of $1,291,831 for fiscal year ended December 31, 2000 compared to a net loss of $1,127,327 for fiscal year ended December 31, 1999 (an increase of $164,504). Stock issued in payment for services increased to $108,576 for fiscal year ended December 31, 2000 compared to $52,752 for fiscal year ended December 31, 1999. Changes in non-cash working capital items increased to $372,308 for fiscal year ended December 31, 2000 compared to $10,461 for fiscal year ended December 31, 1999. The Company also realized a gain of $141,847 on the sale of ESL for fiscal year ended December 31, 2000 compared to $-0- for fiscal year ended December 31, 1999.

         The Company's investing activities have consisted of purchase of fixed assets totaling $2,861 for fiscal year ended December 31, 2000 compared to $54,027 for fiscal year ended December 31, 1999. The purchase of fixed assets related primarily to the acquisition of computer hardware used to support the Company's growing employee base.

         Net cash provided by financing activities was $807,787 for fiscal year ended December 31, 2000 compared to $888,207 for fiscal year ended December 31, 1999. Net cash provided by financing activities resulted primarily from (i) advances in the amount of $183,776 for fiscal year ended December 31, 2000 compared to repayments of such advances in the amount of $79,764 for fiscal year ended December 31, 1999, and (ii) the issuance of common stock in the amount of $608,000 for fiscal year ended December 31, 2000 compared to $971,695 for fiscal year ended December 31, 1999, which amount was partially offset by principal payments on capital leases and repayments of royalty payable during fiscal year ended December 31, 1999.

         Current management of the Company anticipates a possible increase in operating expenses in order to successfully research and identify new business endeavors. The Company may finance these expenses with further issuance of common stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next four months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.

Audit Committee

         As of the date of this Annual Report, the Company has not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by the board of directors of the Company. When established, the audit committee's primary function will be to provide advice with respect to the Company's financial matters and to assist the board of directors in fulfilling its oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor the Company's financial reporting process and internal control system;
(ii) review and appraise the audit efforts of the Company's independent accountants; (iii) evaluate the Company's quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and
(v) provide an open avenue of communication among the independent accountants, management and the board of directors.

         The board of directors has considered whether the regulatory provision of non-audit services is compatible with maintaining the principal independent accountant's independence.

Audit Fees

         As of the date of this Annual Report, the Company has incurred approximately $15,000 as fees billed by its principal independent accountant for professional services rendered in connection with preparation of the Company's audited financial statements for fiscal year ended December 31, 2000. For fiscal year ended December 31, 2000, the Company incurred approximately $4,800 as fees billed by its principal independent accountant for all other non-audit services (including reviews of the Company's quarterly financial statements).

ITEM 7. FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Consolidated Financial Statement".

Index to Consolidated Financial Statements

         Auditors' Report
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statement of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----

Auditors' Report.......................................................     2

Consolidated Balance Sheet.............................................     3

Consolidated Statements of Operations..................................     4

Consolidated Statement of Stockholders' Equity (Deficit)...............     5

Consolidated Statements of Cash Flows..................................     6

Notes to Consolidated Financial Statements.............................     7

                                  EDUVERSE.COM

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000





















AUDITORS' REPORT

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

LABONTE & CO.                                     1205 - 1095 WEST PENDER STREET
----------------------------------------          VANCOUVER, BC  CANADA
C H A R T E R E D A C C O U N T A N T S           V6E 2M6
----------------------------------------          TELEPHONE      (604) 682-2778
                                                  FACSIMILE      (604) 689-2778
                                                  EMAIL        RJL@LABONTECO.COM




                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of eduverse.com

We have audited the consolidated balance sheet of eduverse.com as at December 31, 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended in accordance with United States generally accepted accounting principles.

The financial statements as at December 31, 1999 and for the year then ended were audited by other auditors who expressed an opinion without reservation in their report dated March 3, 2000.



                                                           CHARTERED ACCOUNTANTS
Vancouver, B.C.
March 15, 2001


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated March 15, 2001 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.



                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
March 15, 2001
                                        2


EDUVERSE.COM

        CONSOLIDATED BALANCE SHEETS
        AS AT DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------

                                                                           (Expressed in U.S. dollars)

                                                                                  DECEMBER 31          December 31
                                                                                     2000                  1999
                                                                                      $                      $
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents                                                               -                    43,584
Accounts receivable                                                                17,004                     8,826
Inventory                                                                               -                    17,296
Taxes recoverable                                                                  12,381                    10,123
Prepaid expenses and other                                                         56,080                    15,360
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                               85,465                    95,189

Fixed assets, net of depreciation                                                  35,321                    53,096
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      120,786                   148,285
====================================================================================================================


LIABILITIES AND STOCKOLDERS' DEFICIT
CURRENT
Bank overdraft                                                                      1,011                         -
Accounts payable and accrued liabilities                                          487,950                   126,409
Loans payable (Note 5)                                                            193,776                    10,000
Current portion of royalty payable                                                      -                   104,400
--------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                         682,737                   240,809

Royalty payable                                                                         -                    48,900
--------------------------------------------------------------------------------------------------------------------
                                                                                  682,737                   289,709
--------------------------------------------------------------------------------------------------------------------

CONTINGENCIES (NOTE 1)

STOCKHOLDERS' DEFICIT
Capital stock (Note 7)
Common stock - $0.001 par value
     Authorized shares: 50,000,000
     Issued and outstanding: 14,347,434 shares at Dec. 31,2000
     and 13,185,009 shares at December 31, 1999                                    14,347                    13,185
Shares to be issued                                                                25,000                     3,078
Additional paid in capital                                                      2,201,675                 1,384,683
Accumulated deficit                                                            (2,835,874)               (1,544,043)
Accumulated other comprehensive income                                             32,901                     1,673
--------------------------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                                      (561,951)                 (141,424)
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       120,786                   148,285
====================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements


EDUVERSE.COM

        CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE YEAR ENDED DECEMBER 31, 2000
------------------------------------------------------------------------------------------------------------

                                                                          (Expressed in U.S. dollars)

                                                                            DECEMBER 31        December 31
                                                                               2000                1999
                                                                                 $                   $
------------------------------------------------------------------------------------------------------------

REVENUES
Software sales                                                                   25,051             100,119
Distribution royalties                                                                -              20,596
Other Income                                                                     33,716                   -
------------------------------------------------------------------------------------------------------------
                                                                                 58,767             120,715
Cost of revenues                                                                 (2,631)            (38,597)
------------------------------------------------------------------------------------------------------------
NET REVENUES                                                                     56,136              82,118
------------------------------------------------------------------------------------------------------------

EXPENSES
Amortization of deferred charge                                                       -             159,800
Foreign currency transaction loss                                                     -              33,217
Depreciation                                                                     20,636              17,705
General and administrative                                                      498,779             557,917
Selling and marketing                                                           629,213             276,103
Research and development                                                        341,186             294,924
------------------------------------------------------------------------------------------------------------
                                                                              1,489,814           1,339,666
------------------------------------------------------------------------------------------------------------
Operating loss                                                               (1,442,373)         (1,257,548)
Gain on disposal of ESL (Note 8)                                                141,847                   -
Other income                                                                          -             130,221
------------------------------------------------------------------------------------------------------------
NET LOSS FOR THE YEAR                                                        (1,291,831)         (1,127,327)
============================================================================================================



BASIC LOSS PER COMMON SHARE:                                                $     (0.09)        $     (0.09)
============================================================================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:                        14,005,045          12,641,546
============================================================================================================

The accompanying notes are an integral part of these consolidated financial statements


EDUVERSE.COM
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(Expressed in U.S. dollars)


                                                         COMMON STOCK                        ACCUMULATED
                                              -------------------------------   ADDITIONAL      OTHER
                                                NUMBER              SHARES TO     PAID-IN   COMPREHENSIVE  ACCUMULATED
                                               OF SHARES    AMOUNT  BE ISSUED     CAPITAL       INCOME       DEFICIT      TOTAL
                                                    #          $        $            $            $            $            $
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                     11,697,217    11,607    46,747      286,127       1,673     (416,716)     (70,562)
Cash proceeds from issuance of common stock     1,417,686     1,418                970,277                               971,695
Shares to be issued for services rendered           2,345               3,078                                              3,078
Shares issued for cash received in 1998                          90   (46,747)      46,657                                     -
Shares issued for services rendered                45,187        45                 52,707                                52,752
Shares issued for interest expense                 24,999        25                 20,652                                20,677
Stock-based compensation                                                             6,120                                 6,120
Beneficial conversion feature of inventory
 loan                                                                                2,143                                 2,143
Net loss for the year                                                                                    (1,127,327)  (1,127,327)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                     13,187,434    13,185     3,078    1,384,683       1,673   (1,544,043)    (141,424)
=================================================================================================================================

Cash proceeds from issuance of common stock       856,666       857                607,143                               608,000
Shares to be issued for services rendered         130,000              25,000                                             25,000
Shares issued for services rendered in 1999                       2    (3,078)       3,076                                     -
Shares issued for services rendered               289,334       289                164,367                               164,656
Shares issued for interest expense                 14,000        14                  6,986                                 7,000
Stock-based compensation                                                            35,420                                35,420
Foreign currency translation gain                                                               31,228                    31,228
Net loss for the year                                                                                    (1,291,831)  (1,291,831)
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2000                     14,477,434    14,347    25,000    2,201,675      32,901   (2,835,874)    (561,951)
=================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements


EDUVERSE.COM

        CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEAR ENDED DECEMBER 31, 2000
---------------------------------------------------------------------------------------------------------------
                                                                        (Expressed in U.S. dollars)
                                                                             DECEMBER 31            December 31
                                                                                2000                   1999
                                                                                 $                      $
                                                                        ---------------------------------------
OPERATING ACTIVITIES
Net loss for the year                                                         (1,291,831)          (1,127,327)
Adjustment to reconcile net loss to net cash used in
operating activities:
   Common shares to be issued for services rendered                               10,000                3,078
   Common shares issued for services rendered                                    108,576               52,752
   Common shares issued in lieu of interest expense                                7,000               20,677
   Gain on disposal of ESL                                                      (141,847)                   -
   Write down and amortization of deferred charge                                      -              159,800
   Depreciation                                                                   20,636               17,705
   Effect of foreign currency                                                          -               33,217
   Stock-based compensation                                                       35,420                6,120
   Beneficial conversion feature of inventory loan                                     -                2,143
   Provision for doubtful accounts                                                     -                6,193
   Changes in non-cash working capital items                                     372,308               10,461
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                           (879,738)            (815,181)
---------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Cash proceeds of loans payable                                                         -               10,000
Bank overdraft proceeds                                                            1,011
Advances(repayments) of loans                                                    183,776              (79,764)
Payments under capital lease obligations                                               -               (7,224)
Repayments of royalty payable                                                          -               (6,500)
Issuance of common stock                                                         608,000              971,695
Cash received on common stock to be issued                                        15,000                    -
---------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        807,787              888,207
---------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                          (2,861)             (54,027)
Insurance proceeds                                                                     -               17,270
---------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                             (2,861)             (36,757)
---------------------------------------------------------------------------------------------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                   31,228              (30,442)
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (43,584)               5,827
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      43,584               37,757
---------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS (BANK OVERDRAFT), END OF YEAR                                -               43,584
===============================================================================================================


Supplemental cash flow information:
     During the year ended December 31, 2000, 100,000 shares were issued at $.68 per share for prepaid services totalling $68,000, of which $56,080 was prepaid at year end.

The accompanying notes are an integral part of these consolidated financial statements

                                  EDUVERSE.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

ORGANIZATION

eduverse.com (the "Company") was incorporated on October 22, 1991, under the laws of the State of Nevada, as Ward's Futura Automotive, Ltd. The Company's name was subsequently changed to Perfect Future, Ltd. On June 11, 1998 its name was changed to Eduverse Accelerated Learning Systems, Inc. and on May 19, 1999 to eduverse.com.

Pursuant to a series of transactions on May 28, 1998 and May 29, 1998, the Company acquired all of the issued and outstanding share capital of ESL Pro Systems Inc. ("ESL") and M&M Information and Marketing Services Inc. ("M&M"), both Nevada companies incorporated on May 5, 1998 and under common control. The Company exchanged 2,000,000 common shares and 7,000,000 common shares for all of the outstanding share capital of ESL and M&M, respectively. As a result of these acquisitions, the previous shareholders of ESL and M&M, as a group, owned more than 50% of the issued and outstanding voting shares of the Company. Consequently, this business combination was accounted for as a reverse acquisition whereby ESL and M&M were deemed to have been combined in a manner similar to a pooling of interests, and to have acquired the Company. Accordingly, these transactions represent the recapitalization of the businesses of ESL and M&M on a combined basis.

These consolidated financial statements are issued under the name of the Company, but are a continuation of the combined financial statements of ESL and M&M and reflect the accounts of ESL and M&M since their inception at their historic net book values. In August 2000, ESL was sold for $1, resulting in a gain of $141,847.

DESCRIPTION OF BUSINESS

The Company's subsidiary, eduverse dot com inc., is a technology-based company focused on developing and marketing interactive multimedia educational software products. At December 31, 2000, the Company's principal markets include Canada and U.S.A. The Company generates revenues from the retail sale of its English language tutorial software products ENGLISH PRO. In late 1998, the Company started pioneering a new e-commerce educational delivery model that provides users with free access to online education. The Company anticipated to generate the majority of its future revenues from advertising as part of the ENGLISH PRO tutorial. In 2000 and 1999, the Company recognized no advertising revenues.

GOING CONCERN

The Company's financial statements for the year ended December 31, 2000 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The company incurred a loss of $1,291,831 for the year ended December 31, 2000, and as of December 31, 2000 had a working capital deficiency of $597,272. Management recognizes that the Company must obtain additional financial resources by raising capital and significantly reducing operating costs to enable it to continue normal operations. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. Management has been unable to raise additional equity capital to implement its marketing and development initiatives for its current operations and is therefore looking at other business opportunities for the company. Subsequent to year end, the Company entered into an agreement to sell eduverse dot com inc. Refer to Note 10. Accordingly, the Company's continuation as a going concern is in substantial doubt.

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities which may be necessary if the company is unable to continue as a going concern.

EDUVERSE.COM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: eduverse dot com inc. (incorporated in British Columbia, Canada), and M&M Information and Marketing Services Inc. (incorporated in Nevada, USA). All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES AND ASSUMPTIONS
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

INVENTORY
Finished goods inventory consists of English language tutorial software products and is carried at the lower of weighted average cost and net realizable value.

FIXED ASSETS
Fixed assets are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful life of the asset as follows:

     Computer equipment                                   3 years
     Furniture and office equipment                       5 years

RESEARCH DEVELOPMENT COSTS
Research and development costs, including web-site development costs, have been expensed as incurred.

FINANCIAL INSTRUMENTS
At December 31, 2000, the Company has the following financial instruments: accounts receivable, taxes recoverable, accounts payable and accrued liabilities, and loans payable. The carrying value of these instruments is considered to approximate fair value based on their short term nature.

FOREIGN CURRENCY TRANSLATION
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

NET LOSS PER COMMON SHARE
Basic earnings per share include no dilution and are computed by dividing net loss by the weighted average number of common shares outstanding for the period. There are no dilutive securities outstanding.

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

EDUVERSE.COM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)
--------------------------------------------------------------------------------

STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

REVENUE RECOGNITION
Revenue from the sale of software products is recognized at the time products are shipped to customers. Distribution royalty revenue is recognized when the terms of the distribution agreement have been met.

COMPREHENSIVE INCOME
Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the net gain resulting from translation of the foreign currency financial statements of eduverse dot com inc.

RECENT ACCOUNTING PRONOUNCEMENTS
On March 31, 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998. The Company has determined that the implementation of this standard does not have a material impact on its financial statements.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including instruments embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives; as either assets or liabilities and measure those instruments at fair value. SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. The Company determined that the implementation of this standard does not have a material impact on its financial statements.


NOTE 3 - MAJOR CUSTOMERS
--------------------------------------------------------------------------------

For the year ended December 31, 2000, 77% of software sales were derived from two customers. At December 31, 2000, the aggregate accounts receivable balance relating to these customers was $5,000.

For the year ended December 31, 1999 57% of software sales were derived from one customer. At December 31, 1999, the aggregate accounts receivable balance relating to this customer was $nil.

EDUVERSE.COM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 4 - FIXED ASSETS
--------------------------------------------------------------------------------

                                                       Accumulated   Net Book
                                            Cost      Depreciation    Value
                                             $             $           $

December 31, 2000
   Computer equipment                         61,766        33,712      28,054
   Furniture and office equipment             12,981         5,714       7,267
                                           ------------------------------------

                                              74,747        39,426      35,321
                                           ====================================

December 31, 1999
   Computer equipment                         58,566        15,590      42,975
   Furniture and office equipment             13,320         3,200      10,120
                                           ------------------------------------

                                              71,886        18,790      53,096
                                           ====================================


NOTE 5 - LOANS PAYABLE
--------------------------------------------------------------------------------

                                          December 31,    December 31,
                                             2000           1999
                                              $              $

Stockholder loans                             193,776              -
Inventory loans                                     -         10,000
                                         -------------------------------

                                              193,776         10,000
                                         ===============================

The stockholder loans outstanding at December 31, 2000 bear interest at 10% with interest due semi-annually. These loans are unsecured, and are due in one year. The Company will also pay a bonus in common shares to the lenders in a number equal to 20% of the principal. Subsequent to year end, the Company settled these loans by the issuance of shares. Refer to Note 10.


NOTE 6 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

General and administrative expenses include salaries of C$297,750 paid to former directors and officers of the Company, and consulting fees of $54,400 (1999 - $65,000) paid to a former director of the Company during the year ended December 31, 2000.

On October 9, 2000 the Company entered into a management services agreement with Investor Communications, Inc. ("ICI") to provide public and investor relations services for the Company. The agreement requires monthly payments of $75,000 for services rendered. During the year ended December 31, 2000, the Company incurred $235,000 to ICI of which $225,000 is included in accounts payable at year end. Subsequent to year end the Company settled these loans by the issuance of shares. Refer to Note 10.

A director of the Company has been employed by Investor Communications and is part of the management team provided to the Company and its subsidiary.

EDUVERSE.COM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 7 - CAPITAL STOCK
--------------------------------------------------------------------------------

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

In 1998, the Board of Directors approved the creation of an employee stock option plan (the "1998 Stock Option Plan") and a director stock option plan (the "1998 Directors' Stock Option Plan") pursuant to which the Company reserved 1,500,000 and 150,000 common shares, respectively, for issuance. On June 30, 1999, the Board of Directors amended the 1998 Stock Option to increase the maximum number of shares of common stock reserved for issuance from 1,500,000 to 2,500,000. Except as noted below, options granted vest in equal amounts at 2% per month.

In 1998, the Company granted certain stock options to employees below the market price of the underlying stock on the date of grant and in addition, granted stock options to a consultant at the market price of the underlying stock on the date of grant. In 2000, the Company granted 225,000 stock options to consultants at the market price of the underlying stock on the date of grant. Of these options granted, 75,000 are subject to vesting at 10% per month commencing June 1, 2000. Compensation expense of $35,420, relating to the options vested in the year in connection with these grants, has been recorded in the year (1999 - $6,120).

Stock option transactions for the respective periods and the number of stock options outstanding under the 1998 Stock Option Plan and the 1998 Directors' Stock Option Plan are summarized below:



                                                                  Outstanding Options
                                                              ----------------------------
                                                 Shares                         Weighted
                                                Available                       Average
                                              Under Option      Shares       Exercise Price
-------------------------------------------------------------------------------------------

Balance, May 5, 1998 (inception)                           -              -         $   -
Reserve shares                                     1,650,000              -             -
Granted                                           (1,262,500)     1,262,500          0.70
-------------------------------------------------------------------------------------------

Balance, December 31, 1998                           387,500      1,262,500          0.70

Reserve shares                                     1,000,000              -             -
Granted                                             (465,000)       465,000          1.11
Expired                                              150,000       (150,000)        (0.68)
                                             ----------------------------------------------

Balance, December 31, 1999                         1,072,500      1,577,500          0.82

Granted                                             (847,500)       847,500          0.42
Cancelled                                          2,425,000     (2,425,000)        (0.68)
                                             ----------------------------------------------

Balance, December 31, 2000                         2,650,000              -         $   -
                                             ==============================================


During the period ended December 31, 1998 the Company re-priced 400,000 and 362,500 stock options with exercise prices of $1.50 and $1.65 respectively, to $0.68 and $0.75 respectively. As these options were re-priced at the market value of the common stock on the date of the re-pricing, the Company did not recognize any additional compensation expense.

EDUVERSE.COM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------
NOTE 7 - CAPITAL STOCK (CONT')
--------------------------------------------------------------------------------

Effective December 31, 2000 the Board of Directors cancelled all options previously granted in connection with the 1998 Stock Option Plan and the 1998 Directors' Stock Option Plan and as a result, as at December 31, 2000 the Company has no stock options outstanding.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option granted in 2000 and 1999 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5% (1999
- 5%); dividend yield of 0% (1999 - 0%); volatility factors of the expected market price of the Company's common stock of 1.33 [1999 - 1.29] and a weighted average expected life of the option of 3.75 years [1999 - 3.75 years].

The weighted average fair market value of options granted during 2000 and 1999 was as follows:


                                                          2000              1999
                                                     ---------------- -----------------
Exercise price:
              Equal to fair market value                     $  0.42           $  0.64
              Greater than fair market value                       -              0.76
              Less than fair market value                          -                 -
                                                     ---------------- -----------------

                                                             $  0.42           $  0.70
                                                     ================ =================


For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro-forma information is as follows:


                                                           2000              1999
                                                      ---------------- -----------------

Net loss                            As reported         $ (1,291,831)     $ (1,127,327)
APB 25 compensation expense         As reported               35,420             6,120
SFAS 123 compensation expense       Pro-forma               (241,020)         (278,958)
                                                      ---------------- -----------------

                                    Pro-forma           $ (1,497,431)     $ (1,400,165)
                                                      ================ =================

Pro-forma net loss per share
     Basis and fully diluted        Pro-forma              $   (0.11)        $   (0.11)
                                                      ================ =================


NOTE 8 - GAIN ON DISPOSAL OF ESL
--------------------------------------------------------------------------------

On August 15, 2000 the Company sold its entire interest of ESL Pro Systems Inc. in consideration of $1 to Savoy Capital Limited. As a result of this transaction the company realized a gain on disposal of $141,847.

NOTE 9 - INCOME TAXES
--------------------------------------------------------------------------------

The Company's net operating loss carryforwards for U.S. income tax purposes amount to approximately $800,000 at December 31, 2000. These carryforwards will expire, if not utilized, beginning in 2013. In addition, the Company has non-capital losses for Canadian income tax purposes of approximately $1,760,000 at December 31, 2000 which will begin to expire in 2005 if not utilized. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

EDUVERSE.COM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 10 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On March 14, 2001, the Company entered into settlement agreements with certain creditors including stockholders, a former director and officers to settle debts totalling $768,886 by the issuance of 23,058,000 common shares at prices ranging from $.03 to $.04271 per share.

On March 2, 2001, the Company entered into an agreement with Syncro-Data Systems, Ltd. ("Syncro"), a private British Columbia company, to sell its subsidiary, eduverse dot com inc. ("eduverse") in consideration for advances of $50,000 to eduverse for operating expenses. The agreement is subject to shareholder approval.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 9, 2000, Ernst & Young LLP, the principal independent accountant of the Company resigned due to a mutual understanding between management of the Company and Ernst & Young LLP.

         During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreements in connection with its reports. Ernst & Young LLP, as the Company's principal independent accountant, did not provide an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles, except their report for the year ended December 31, 1999 contained an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern as described in note 1 to the consolidated financial statements for the year ended December 31, 1999.

         On November 9, 2000, the board of directors of the Company approved and authorized the engagement of LaBonte & Co., Chartered Accountants, #1205 - 1095 West Pender Street, Vancouver, British Columbia V6E 2M6 as the principal independent accountant for the Company.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Directors and Executive Officers

         As of the date of this Annual Report, the directors and executive officers of the Company and its wholly-owned subsidiary, Eduverse Dot Com (Canada) Inc. are as follows:

Name                      Age                 Position with the Company
----                      ---                 -------------------------

Grant Atkins               40                 President, Secretary/
                                              Treasurer and Director

Gary J. Powers             54                 Director


Name                       Age                Position with Eduverse Dot
                                                 Com (Canada) Inc.
----                       ---                --------------------------

Marc Crimeni               43                 President, Secretary/Treasurer and
                                              Director

         GRANT ATKINS has been the President, Secretary and Treasurer and a Director of the Company since March 1, 2001. For the past six years, Mr. Atkins has been self-employed as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. For the past four years, Mr. Atkins has been a director and the secretary for Intergold Corporation, an OTC Bulletin Board company, for which he has provided organization and controller duties since its formation. Mr. Atkins is also the director and president for Vega-Atlantic Corporation, an OTC Bulletin Board public company engaged in the exploration and development of gold and other minerals within the United States and internationally, and Hadro Resources, Inc., an OTC Bulletin Board public company engaged in oil and natural gas exploration and development within the United States and internationally.

         GARY J. POWERS has been a Director of the Company since November 2000. Mr. Powers is the president and a director of Intergold Corporation since September of 1998 and the president and a director of International Gold Corporation, the wholly-owned subsidiary of Intergold Corporation, since September of 1998. Mr. Powers has worked in the public sector as a senior Canadian governmental level and has private sector experience in project development and business management. For the past six years, Mr. Powers has worked for Guest Investments Ltd. as a management and education consultant and for Helen Kupper Enterprises, Ltd. as a business manager.

         MARC CRIMENI has served as the President, Treasurer and a Director of the Company's wholly owned subsidiary, Eduverse Dot Com Inc., since August 1, 1998. From November 1996 to July 1997, Mr. Crimeni served as Vice President of Sales and Marketing at InMedia. From February 1994 to November 1996, he served as the International Sales Manager for Inetco Systems Inc., a software company. From June 1992 to July 1993, Mr. Crimeni served as International Sales Manager for Prologic Computer Corporation, a software development company. On September 3, 1998, the British Columbia Securities Commission fined Mr. Crimeni Cdn $10,000 for failing to disclose in a regulatory filing a pending criminal proceeding involving the improper storage of a firearm. As a result of this action, Mr. Crimeni agreed to resign any position he held as a director or officer of a reporting issuer in British Columbia, to not serve as a director or officers of any reporting issuer in British Columbia, and to not engage in any investor relations activities until December 4, 1999. Mr. Crimeni completed an educational program relating to securities and is eligible to serve as a director or executive officer of a British Columbia reporting issuer.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors

         During fiscal year 1999, Mark Bruk entered into an employment agreement. The employment agreement entered into with Mark Bruk provided for an annual salary of $60,000. During fiscal year 2000, the Company accrued $54,400 in salary and paid $54,400 to Mark Bruk as compensation pursuant to the employment agreement. As of October 5, 2000, the employment agreement with Mark Bruk was terminated in accordance with its provisions. See "Summary Compensation Table" below.

         On April 3, 1999, Marc Crimeni, Robert Harris, Jeffrey Mah and Lorne Reicher, respectively, entered into employment agreements. The respective employment agreements entered into with Messrs. Crimeni, Harris, Mah and Reicher provided for annual salaries of $60,000, $32,000, $72,000 and $60,000, respectively, for each individual. During fiscal year 2000, the Company accrued an aggregate of $224,000 in salaries and paid an aggregate of $152,000 to the individuals named above as compensation pursuant to the respective employment agreements. As of the date of this Annual Report, all of the employment agreements with the respective individuals have been terminated in accordance with their provisions due to the proposed sale of Eduverse. See "Summary Compensation Table" below.

         On October 9, 2000, the Company entered into a management service agreement with Investor Communications International, Inc. ("ICI"). The management service agreement provides that the Company will make monthly payments to ICI in the amount of $75,000 for services rendered. ICI provides a wide range of management, financial and administrative services to the Company. Grant Atkins may derive remuneration from the Company indirectly through ICI. As of fiscal year ended December 31, 2000, the Company accrued approximately $235,000 and paid approximately $-0- to ICI for services rendered. On March 14, 2001, the Company entered into a settlement agreement with ICI pursuant to which ICI agreed to settle the aggregate debt of $456,896.55 due and owing by the Company and accept the issuance of 15,230,000 shares of restricted Common Stock at $0.03 per share.

         As of the date of this Annual Report, all executive officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. Any executive compensation is subject to change concurrent with the Company requirements.


Summary Compensation Table
--------------------------

                               Annual Compensation           Awards      Payouts
                              ---------------------        ----------    -------
                                 $      $       $         $      #         $
Name and Position             Salary  Bonus   Other      RSA  Options  TIP Other
--------------                ------  -----   -----       ---   -------  ------
                                                 (1)
Mark E. Bruk            1998  $40,000   0       0          0       0       0
Pres./Treasurer         1999   65,000   0       0          0       0       0
and Director            2000   54,400   0       0          0       0       0

                                                 (1)
Marc Crimeni            1998  $37,000   0       0          0       0       0
President/Treasurer     1999   60,000   0       0          0       0       0
and Director            2000   60,770   0       0          0       0       0

                                                 (1)
Robert Harris           1998  $12,000   0       0          0       0       0
Secretary and Director  1999   24,000   0       0          0       0       0
                        2000  $28,700   0       0          0       0       0

Peter O'Donnell         1998     0      0       0          0       0       0
Director                1999     0      0       0          0       0       0
                        2000     0      0       0          0       0       0

                                                 (1)
Jeffrey Mah             1998  $25,000   0       0          0       0       0
Chief Tech. Officer     1999   72,000   0       0          0       0       0
                        2000   69,885   0       0          0       0       0

                                                 (1)
Lorne Reicher           1998     0      0       0          0       0       0
V.President Operations  1999  $40,000   0       0          0       0       0
                        2000   41,300   0       0          0       0       0

Gary Powers             2000     0      0       0          0       0       0
Director

                                                 (2)
Grant Atkins            2000     0      0       0          0       0       0
President, Secretary,
Treasurer and Director
-------------------------------------

(1)
  Received pursuant to contractual provisions of respective employment agreements.
(2)
  Grant Atkins may indirectly receive compensation from the Company through the contractual relationship between the Company and ICI.

Stock Option and Purchase Plans

         During fiscal years ended 1998, 1999 and 2000, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and significant consultants as reflected below in the "Aggregated Options/SAR Exercises and Fiscal Year-End Options/SAR Value Table".

         1998 Stock Option Plan. During 1998, the Board of Directors and shareholders of the Company adopted the 1998 Stock Option Plan (the "1998 Plan") pursuant to which the Company reserved 1,500,000 shares of Common Stock. On June 30, 1999, the Board of Directors amended the 1998 Plan to increase the maximum number of shares of Common Stock reserved for issuance from 1,500,000 to 2,500,000. The 1998 Plan is administered by the Board of Directors or by a committee thereof (the "Plan Administrator") and provides that options may be granted to employees and officers of the Company or any of its subsidiaries and to directors of the Company who are employees of the Company or any of its subsidiaries, based on the eligibility criteria set out in the 1998 Plan. The 1998 Plan authorizes the grant of "incentive stock options" as defined in
Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), and "non-qualified" stock options. The options issued under the Stock Option Plan are exercisable at a price fixed by the Plan Administrator, in its sole discretion, subject to specific requirements relating to incentive stock options under the Code. Non-qualified and incentive stock options generally expire ten years from the grant date, except non-qualified and incentive stock options which are granted to a person owning more than 10% of the combined voting power of all classes of stock of the Company or any parent or subsidiary of the Company expire after five years from the grant date. Except as noted below, options granted generally vest in equal amounts at 2% per month.

         As of the date of this Annual Report, the 1998 Plan has been terminated in accordance with its provisions.

         1998 Directors' Stock Option Plan. During 1998, the Board of Directors and stockholders of the Company adopted the 1998 Directors' Stock Option Plan (the "1998 Directors Plan"). The maximum number of shares reserved for issuance under the 1998 Directors Plan are 150,000 shares. The 1998 Directors Plan is administered by the Board of Directors or by a committee thereof (the "Plan Administrator") and provides that options may be granted to Directors of the Company who are not employees of the Company. Under the 1998 Directors Plan, options may be exercised at a price not less than the fair market value of the Company's common stock on the date of grant, which is deemed to be the closing price of the Company's shares on NASD Over-The-Counter Bulletin Board Market on the date of grant. Options are granted under the 1998 Directors Plan to eligible Directors in accordance with the following formula:

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

         As of the date of this Annual Report, the 1998 Directors Plan has been terminated in accordance with its provisions.

         During fiscal years 1998, 1999 and 2000, under both the 1998 Plan and the 1998 Directors' Plan, the granting of an aggregate of 2,650,000 options at an exercise price ranging from $0.38 to $0.67 per share had been authorized by the Board of Directors. On approximately August 6, 2000, the Board of Directors authorized the re-pricing of certain options at an exercise price of $0.51 per share. As of the date of this Annual Report, no options have been exercised and a total of 2,650,000 options remain issued and outstanding.

         1998 Employee Stock Purchase Plan. During 1998, the Company also established a share compensation arrangement for its employees known as the 1998 Employee Stock Purchase Plan (the "1998 Employee Purchase Plan"). The 1998 Employee Purchase Plan became effective as of June 3, 1998 and will terminate on the earlier of June 3, 2008, the date on which all authorized shares under the 1998 Employee Purchase Plan are distributed or on a date determined by the Board of Directors. The 1998 Employee Purchase Plan is administered by the Board of Directors or committee thereof (the "Plan Administrator"). Under the terms of the 1998 Employee Purchase Plan, the aggregate number of shares that may be issued pursuant to the plan is 500,000.

         The 1998 Employee Purchase Plan provides that each full-time employee (subject to certain limited exceptions) of the Company may purchase shares of the Company's common stock by payroll deduction up to an amount equal to the lesser of (1) the maximum number of shares set by the Plan Administrator, or (2) 200% of the number of shares determined by dividing the dollar amount in such employee's payroll deduction account by 85% of the closing bid price on the NASD OTC Bulletin Board on the day previous to the purchase. The number of shares which an employee may purchase during any given offering period is determined by dividing the amount accumulated in such employee's payroll deduction account during the offering period by the lower of (1) eighty-five percent of the fair market value of a share of the Company's common stock on the first day of the offering period, or (2) eighty-five percent of the fair market value of the Company's common stock on the purchase date.

         During fiscal year 2000, the Company granted an aggregate of 122,500 stock options to employees/consultants below the market price of the underlying stock on the date of grant. Of these stock options granted, 75,000 are subject to vesting at 10% per month commencing June 1, 2000. As of the date of this Annual Report, no options have been exercised and a total of 122,500 options remain issued and outstanding. Compensation expense in the amount of $35,420 relating to the options vested during fiscal year 1999 in connection with these grants has been recorded at $6,120. As of the date of this Annual Report, the 1998 Purchase Plan has been terminated in accordance with its provisions.

Aggregated Options/SAR Exercises and Fiscal Year-End Options/SAR Value Table for the 1998 Stock Option Plan and the 1998 Directors' Stock Option Plan.


----------------------------------------------------------------------------------------------
Name            Number of Shares Granted    Date of Grant   Exercise Price         Date of
                Under 1998 Plan or 1998                                          Expiration
                    Directors' Plan
----------------------------------------------------------------------------------------------
Robert Harris        75,000                    12/09/98             $0.51         02/09/03

Mark Crimeni        100,000                    06/03/98             $0.51         08/03/02

Jeffrey Mah         175,000                    07/31/98             $0.51         09/30/02

Lorne Reicher       100,000                    12/09/98             $0.51         02/09/03

Peter O'Donnell      25,000                    12/09/98             $0.51         02/09/03
----------------------------------------------------------------------------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the name and address, as of the date of this Annual Report, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.

----------------------------------------------------------------------------------------------------
Title of Class             Name and Address                 Amount and Nature             Percent
                           of Beneficial Owner              of Beneficial Owner           of Class
----------------------------------------------------------------------------------------------------

                                                                          (1)
Common Stock               Investor Communications              15,230,000                 40.61%
                           International, Inc.
                           435 Martin Street
                           Suite 2000
                           Blaine, Washington 98230
                                                                          (1)(2)
Common Stock               Marc Crimeni                          5,190,864                 13.85%
                           1235 West Pender Street
                           Vancouver, British Columbia
                           Canada V6E 2V1
                                                                          (1)(3)
Common Stock               Vaughn Barbon                         3,638,953                  9.70%
                           1235 West Pender Street
                           Vancouver, British Columbia
                           Canada V6E 2V1
                                                                          (1)
Common Stock               Mark E. Bruk                          3,583,186                  9.55%
                           1235 West Pender Street
                           Vancouver, British Columbia
                           Canada V6E 2V1

Common Stock               All current officers and directors        0                         0%
                           as a group (2 persons)
--------------------------------------------------------------------------------------

(1)
  These are restricted shares of Common Stock.
(2)
  Includes the assumption of the exercise of options pursuant to the terms of the 1998 Plan to purchase an aggregate of 100,000 shares of restricted Common Stock at $0.51 per share.
(3)
  Includes the assumption of the exercise of options pursuant to the terms of the 1998 Plan to purchase an aggregate of 620,000 shares of restricted Common Stock as follows: (a) 120,000 options at $0.51 per share, and (b) 500,000 options at $0.30 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The officers/directors of the Company are engaged in other businesses, either individually or through partnerships and corporations in which they may have an interest, hold an office or serve on the boards of directors. Certain conflicts of interest, therefore, may arise between the Company and the respective officer/director. Such conflicts can be resolved through the exercise by such officer/director of judgment consistent with his fiduciary duties to the

Company. The officers/directors of the Company intend to resolve such conflicts in the best interests of the Company. Moreover, the officers/directors will devote their time to the affairs of the Company as they deem necessary.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  The following exhibits are filed as part of this Annual Report:
              None.

         (b)  Reports on Form 8-K.

              (i)  Form 8-K filed on November 13, 2000.
              (ii) Form 8-K filed on November 27, 2000.
              (iii) Form 8-K filed on March 14, 2001.
              (iv) Form 8-K filed on March 14, 2001.
              (v)  Form 8-K filed on March 26, 2001.
              (vi) Amendment filed on April 15, 2001 to Form 8-K filed on March
                   26, 2001.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDUVERSE.COM

Dated: April 13, 2001                     By: /s/GRANT ATKINS
                                              ----------------------------------
                                              Grant Atkins, President