Form 10QSB
period 2001-03-31
EDUVERSE COM
filed 2001-05-15
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-27239
                                  EDUVERSE.COM
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               88-0277072
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                          1135 Terminal Way, Suite 209
                               Reno, Nevada 89502
                         -------------------------------
                    (Address of Principal Executive Offices)

                                 (775) 332-3325
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 11, 2001
------                                       -------------------------------
Common Stock, $.001 par value               37,505,434

Transitional Small Business Disclosure Format (check one)

                              Yes              No      X

                                  EDUVERSE.COM
                         (A Developmental Stage Company)

                     INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  March 31, 2001




                                                                           Page
                                                                           ----

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 BALANCE SHEETS                                               2

                 INTERIM STATEMENTS OF OPERATIONS                             3

                 INTERIM STATEMENTS OF CASH FLOWS                             4

                 NOTES TO INTERIM FINANCIAL STATEMENTS                        5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    8

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           13

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   14

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             16

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

         ITEM 5. OTHER INFORMATION                                           17

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            17

                 (a) No exhibits required.

                 (b) No reports required.

                 SIGNATURES                                                  18

                                  EDUVERSE.COM


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2001


                                  (Unaudited)












































CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


EDUVERSE.COM

                           CONSOLIDATED BALANCE SHEETS
================================================================================================
                                                                      (Expressed in U.S. dollars)
                                                                       31-MAR             31-Dec
                                                                        2001               2000
                                                                          $                  $
------------------------------------------------------------------------------------------------
                                                                     (UNAUDITED)

ASSETS
CURRENT
Cash                                                                         667               -
Accounts receivable                                                        5,000          17,004
Taxes recoverable                                                          1,283          12,381
Prepaid expenses and other                                                51,494          56,080
------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                      58,444          85,465
Fixed assets, net of depreciation                                         30,155          35,321
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              88,599         120,786
================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT
Bank overdraft                                                                 -           1,011
Accounts payable and accrued liabilities                                 212,534         487,950
Loans payable                                                             49,706         193,776
------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                262,240         682,737
------------------------------------------------------------------------------------------------

Contingencies [Note 1]

STOCKHOLDERS' EQUITY
Capital stock [Note 4]
Common stock - $0.001 par value
     Authorized shares: 50,000,000
     Issued and outstanding: 37,505,434 shares at Mar. 31,2001
     and 14,347,434 shares at December 31, 2000                           37,505          14,347
Shares subscriptions                                                      15,000          25,000
Additional paid in capital                                             2,957,402       2,201,675
Accumulated deficit                                                   (3,242,355)     (2,835,874)
Accumulated other comprehensive income                                    58,807          32,901
------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                                             (173,641)       (561,951)
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               88,599         120,786
================================================================================================


      See accompany notes to the interim consolidated financial statements




EDUVERSE.COM

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
======================================================================================

              Unaudited                                   (Expressed in U.S. dollars)
                                                            31-MAR            31-Mar
                                                             2001              2000
                                                               $                 $
--------------------------------------------------------------------------------------

REVENUE
Software sales and other income                                3,476             6,790
--------------------------------------------------------------------------------------

EXPENSES
Foreign currency gain                                              -           (14,266)
Depreciation                                                   5,166             4,881
General and administrative                                   326,632           145,952
Selling and marketing                                         14,624            62,966
Research and development                                      63,535            91,555
--------------------------------------------------------------------------------------
                                                             409,957           291,088
--------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                     (406,481)         (284,298)
======================================================================================

BASIC LOSS PER COMMON SHARE:                                   (0.02)            (0.02)
======================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:     19,049,034        13,485,903
======================================================================================


      See accompany notes to the interim consolidated financial statements




EDUVERSE.COM

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
===============================================================================================

                Unaudited                                          (Expressed in U.S. dollars)

                                                                   31-MAR            31-Mar
                                                                    2001              2000
                                                                      $                 $
-----------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss for the period                                              (406,481)         (284,298)
Adjustment to reconcile net loss to net cash used in
operating activities:
Common shares issued for services rendered                            262,202             8,600
Common shares issued in lieu of interest expense                            -             7,000
Depreciation                                                            5,166             4,881
Effect of foreign currency                                                  -           (14,266)
Provision for doubtful accounts                                             -             4,933
Changes in non-cash working capital items                              65,179             3,798
-----------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                 (73,934)         (269,352)
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Loans payable                                                          49,706                 -
Bank overdraft repayment                                               (1,011)                -
Loan repayments                                                             -            (5,000)
Issuance of common stock                                                    -           209,500
Cash received on common stock to be issued                                  -           110,000
-----------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              48,695           314,500
-----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Purchase of capital assets                                                  -            (1,882)
-----------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       -            (1,882)
-----------------------------------------------------------------------------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                        25,906            (2,007)
-----------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 667            41,259
CASH AND CASH EQUIVALENTS (BANK OVERDRAFT) BEGINNING OF PERIOD              -            43,584
-----------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS END OF PERIOD                                   667            84,843
===============================================================================================


OTHER SIGNIFICANT NON-CASH TRANSACTIONS:
During the period ended March 31, 2001 the Company issued 14,686,813 common shares in settlement of debt of $506,683 and 8,371,187 common shares for payment of current services of $262,202.


      See accompany notes to the interim consolidated financial statements


                                  EDUVERSE.COM

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001
================================================================================

                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The company incurred a loss of $406,481 for the period ended March 31, 2001, and as of March 31, 2001 had a working capital deficiency of $203,796. Management recognizes that the Company must obtain additional financial resources by raising capital to enable it to continue normal operations . However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. Management has been unable to raise additional equity capital to implement its marketing and development initiatives for its current operations and is therefore looking at other business opportunities for the company. On March 2, 2001, the Company entered into an agreement to sell its subsidiary eduverse dot com inc. Refer to Note 5. These factors raise substantial doubt regarding the company's continuation as a going concern.

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities which may be necessary if the company is unable to continue as a going concern.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


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

FIXED ASSETS
Fixed assets are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful life of the asset as follows:

     Computer equipment                                   3 years
     Furniture and office equipment                       5 years

EDUVERSE.COM
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================
(Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

RESEARCH DEVELOPMENT COSTS
Research and development costs, including web-site development costs, have been expensed as incurred.

FINANCIAL INSTRUMENTS
At March 31, 2001, the Company has the following financial instruments: accounts receivable, taxes recoverable, accounts payable and accrued liabilities, and loans payable. The carrying value of these instruments is considered to approximate fair value based on their short term nature.

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

REVENUE RECOGNITION
Revenue from the sale of software products is recognized at the time products are shipped to customers. Distribution royalty revenue is recognized when the terms of the distribution agreement have been met and collectability is reasonably assured.

COMPREHENSIVE INCOME
Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the net gain resulting from translation of the foreign currency financial statements of eduverse dot com inc.

EDUVERSE.COM
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
================================================================================
(Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

General and administrative expenses include salaries of $12,000 and consulting fees of $3,500 paid to a director of the subsidiary during the period ended March 31, 2001.

On October 9, 2000 the Company entered into a management services agreement with Investor Communications, Inc. ("ICI"), a significant shareholder, to provide management and investor relations services for the Company. The agreement requires monthly payments of $75,000 for services rendered. During the period ended March 31, 2001, the Company incurred $225,000 to ICI which together with other unpaid amounts totalled $456,896 which was settled by the issuance of 15,230,000 common shares.

A director of the Company has been contracted by Investor Communications and is part of the management team provided to the Company and its subsidiary.


NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

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


NOTE 5 - REORGANIZATION
--------------------------------------------------------------------------------

On March 2, 2001, the Company entered into an agreement with Syncro-Data Systems, Ltd. ("Syncro"), a private British Columbia company, to sell its subsidiary, eduverse dot com inc. ("eduverse") in consideration for advances of $50,000 to eduverse for operating expenses. The agreement is subject to shareholder approval at a special meeting of shareholders to be held June 1, 2001.

The Company is also seeking shareholder approval for a reverse stock split of 50:1 and the election of two new directors.

         Statements made in this Form 10-QSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         Eduverse.Com (the "Company"), through its wholly-owned subsidiary Eduverse Dot Com Inc. ("Eduverse"), has primarily been a technology-based company engaged in the business of developing and marketing interactive multimedia educational software programs. The Company's principal markets included Canada and the United States. During prior fiscal years, the Company generally derived its revenues from (i) the retail sales of its software products, primarily the English language tutorial software product called the "English Pro", and (ii) royalties received from distributors of its software programs.

Fiscal Year 1999

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

         On approximately May 20, 1999, the Company entered into a free English Non-Exclusive Linking Agreement with the Ministry of University Affairs in

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

Fiscal Year 2000

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

Fiscal Year 2001

         At a special meeting held on March 2, 2001, the board of directors unanimously approved a share purchase agreement dated March 2, 2001 (the "Share Purchase Agreement") between the Company and Syncro-Data Systems, Ltd. ("Syncro-Data"), a corporation organized under the laws of British Columbia (the "Proposed Transaction"), and directed that the Share Purchase Agreement be submitted to shareholders of the Company for their approval. The Proposed Transaction will be consummated pursuant to the terms of the Share Purchase Agreement subject to fulfillment of certain conditions, including the requisite shareholder approval. The Share Purchase Agreement provides for the sale by the Company to Syncro-Data of all of the issued and outstanding shares of common stock of Eduverse, the Company's wholly-owned subsidiary, held by the Company. The Share Purchase Agreement further provides that (i) Syncro-Data has paid the ongoing expenses of Eduverse to date in the approximate amount of $50,000; (ii) Syncro-Data has agreed to recognize certain liabilities of Eduverse; and (iii) Eduverse will retain all of its right, title and interest in and to certain intellectual property rights and other property, including accounts receivable, contract revenue and outstanding cash in the approximate amount of $900.00. The Company and Syncro-Data have agreed to close the Proposed Transaction at the earlier of June 30, 2001 or after the special meeting of shareholders to be held June 1, 2001 where such approval is required to authorize and complete the Proposed Transaction. Based upon review of a wide variety of factors considered in connection with its evaluation of the sale of assets, the board of directors of the Company believe that the sale of substantially all of the assets of the Company, through consummation of the Share Purchase Agreement, would be fair to and in the best interests of the Company and its shareholders.

         During March 2001, management of the Company determined that its duties and obligations concerning the project under the Thailand Agreement had not been fully nor successfully implemented due to inadequate funding. Therefore, the Company removed its English Pro Network Edition servers from the Ministry of University Affairs in Thailand. As of the date of this Quarterly Report, management of the Company believes that no material breaches of the Thailand Agreement occurred nor are there any possible monetary damages since any and all expenses associated with implementation of the program under the Thailand Agreement were the responsibility of the Company.

         Moreover, the Company never commenced implementation of its program under the Smart School Project due to inadequate financing. As of the date of this Quarterly Report, management of the Company believes that no material breaches of the agreement related to the Smart School Project occurred nor are there are any possible monetary damages.

         As of the date of this Quarterly Report, the Company has begun the process of terminating development of new software programs and upgrades to existing products, withdrawing its software products and services from the marketplace, and ceasing to actively market itself as a technology-based company. Current management of the Company anticipates that during fiscal year 2001, the Company will undertake research relating to prospective new business endeavors. This research may result in the Company entering into business operations that are not in the educational software industry.

RESULTS OF OPERATION

Three-Month Period Ended March 31, 2001 Compared to Three-Month Period Ended March 31, 2000

            The Company's net losses during the three-month period ended March 31, 2001 were approximately $406,481 compared to a net loss of approximately $284,298 (an increase of 43%) during the three-month period ended March 31, 2001.

            Gross revenues during the three-month periods ended March 31, 2001 and 2000 were $3,476 and $6,790, respectively. Gross revenues decreased by approximately $3,314 during the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000. The decrease in gross revenues during the three-month period ended March 31, 2001 was primarily due to the Company's decision to discontinue retail sales of its English Pro 6.2 product.

         During the three-month period ended March 31, 2001, the Company recorded operating expenses of $409,957 compared to $291,088 of operating expenses recorded in the same period for 2000 (an increase of $118,869 or 41%). General and administrative expenses increased by $180,680 (or 124%) during the three-month period ended March 31, 2001 from $145,952 incurred during the three-month period ended March 31, 2000 compared to $326,632 incurred during the three-month period ended March 31, 2001. This increase in general and administrative expenses during the three-month period ended March 31, 2001 was primarily due to an increase in expenses related to the negotiation, consummation and required shareholder approval of the share purchase agreement dated March 2, 2001 (the "Share Purchase Agreement") between the Company and Syncro-Data Systems, Ltd., a corporation organized under the laws of British Columbia ("Syncro-Data"), as well as corporate re-organization initiatives, attempts to seek revenue generation initiatives from the existing business model, and seek financing for its business operations.. See "Item 4. Submission of Matters to a Vote of Security Holders."

            General and administrative expenses generally include corporate overhead, administrative salaries, selling expenses, consulting costs and professional fees. Of the $326,632 incurred as general and administrative expenses during the three-month period ended March 31, 2001, $225,000 was incurred payable to Investor Communications International, Inc. ("ICI") for services rendered by ICI including, but not limited to, financial, administrative and investor relations management. During the three-month period ended March 31, 2001, the Company paid $-0- to ICI towards an aggregate amount of $456,896 due and owing ICI, but issued shares of common stock as settlement of the aggregate debt. A director of the Company is contracted by ICI and is part of the management team provided by ICI to the Company. See "Item 2. Changes in Securities and Use of Proceeds".

         Selling and marketing expenses decreased by approximately $48,342 (or 77%) during the three-month period ended March 31, 2001 from $62,966 incurred during the three-month period ended March 31, 2000 compared to $14,624 incurred during the three-month period ended March 31, 2001. The decrease in selling and marketing expenses during the three-month period ended March 31, 2001 was primarily due to the Company's termination of the development of its software programs and upgrades, the withdrawal of its software products and services from the marketplace, and the discontinuation of marketing itself as a technology-based company.

         Research and development expenses decreased by approximately $28,020 (or 44%) during the three-month period ended March 31, 2001 from $91,555 incurred during the three-month period ended March 31, 2000 compared to $63,535 incurred during the three-month period ended March 31, 2001. The decrease in research and development expenses during the three-month period ended March 31,

2001 was primarily due to the termination of the development of the Company's software products and upgrades to existing products.

         As discussed above, the increase in net loss during the three-month period ended March 31, 2001 as compared to the three-month period ended March 31, 2000 is attributable primarily to a substantial increase in general and administrative expenses. The Company's net earnings (losses) during the three-month period ended March 31, 2001 were approximately ($406,481) or ($0.02) per common share compared to a net loss of approximately ($284,298) or ($0.02) per common share (an increase of 43%) during the three-month period ended March 31, 2001. The weighted average of common shares outstanding were 19,049,034 for the three-month period ended March 31, 2001 compared to 13,485,903 for the three-month period ended March 31, 2000.

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

            As of March 31, 2001, the Company's current assets were $58,444 and its current liabilities were $262,240, which resulted in a working capital deficit of $203,796. The Company's current assets consist primarily of prepaid expenses in the amount of $51,494 and accounts receivable of $5,000. As of the three-month period ended March 31, 2001, the Company's total assets were $88,599 compared to total assets of $120,786 for fiscal year ended December 31, 2000. This decrease in total assets from fiscal year ended December 31, 2000 was due primarily to a decrease in accounts receivable and prepaid expenses.

            As of March 31, 2001, the Company's current liabilities were $262,240 and consist primarily of accounts payable and accrued liabilities in the amount of $212,534 and loans payable in the amount of $49,706. As of the three-month period ended March 31, 2001, the Company's total liabilities were $262,240 compared to total liabilities of $682,737 for fiscal year ended December 31, 2000. This decrease in total liabilities from fiscal year ended December 31, 2000 was due primarily to a substantial decrease in accounts payable and accrued liabilities resulting from settlement by the issuance of restricted shares of Common Stock. During the three-month period ended March 31, 2001, loans payable in the amount of $193,776 were settled by execution of settlement agreements with the respective creditors and issuance by the Company of restricted shares of Common Stock. See "Item 2. Changes in Securities and Use of Proceeds."

            Stockholders' deficit decreased from ($561,951) for fiscal year ended December 31, 2000 to ($173,641) for the three-month period ended March 31, 2001.

         The Company has not generated positive cash flows from operating activities. For the three-month period ended March 31, 2001, net cash used in operating activities was $73,934 compared to $269,352 for the three-month period ended March 31, 2000 (a decrease of $195,418 or 264%). As noted above, although net loss of $406,481 increased during the three-month period ended March 31, 2001 from a net loss of $284,298 during the three-month period ended March 31, 2000, the decrease in net cash used for operating activities was comprised primarily of $262,202 as stock issued in lieu of interest payments compared to $8,600 for the three-month period ended March 31, 2000.

         The Company's investing activities consisted of $-0- during the three-month period ended March 31, 2001 compared to the purchase of fixed assets totaling $1,882 during the three-month period ended March 31, 2000. The purchase of fixed assets related primarily to the acquisition of computer hardware used to support the Company's growing employee base.

         During the three-month period ended March 31, 2001, net cash provided by financing activities was $48,695 compared to $314,500 during the three-month period ended March 31, 2000. Net cash provided by financing activities during the three-month period ended March 31, 2001 resulted primarily from loans in the amount of $49,706 compared to net cash provided by financing activities during the three-month period ended March 31, 2000 from issuance of common stock in the amount of $209,500 and cash received in the amount of $110,000 on common stock to be issued.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            On approximately April 4, 2001, the Company received a letter from a law firm, which threatened potential legal proceedings in the event the Company does not comply with certain terms and conditions. The potential legal proceedings involve an investor who had subscribed for shares of restricted

Common Stock during October 2000 and who subsequently attempted to rescind the transaction. Management of the Company believes that any potential damages sought by the investor would be based on groundless causes of action. As of the date of this Quarterly Report, management intends to continue its discussions, and to review any such potential legal actions and legal remedies.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three-month period ended March 31, 2001, to provide capital, the Company has sold stock in private placement offerings or issued stock in exchange for debts of the Company or pursuant to contractual agreements as follows:

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

            On approximately April 26, 2001, pursuant to a private transaction not involving a public sale, Vaughn Barbon, an individual and resident of Canada ("Barbon") sold 2,000,000 shares of restricted Common Stock to Syncro-Data at a price of $0.01 per share for an aggregate consideration of approximately $20,000. On April 26, 2001, Barbon held of record 3,018,953 shares of restricted Common Stock. The 2,000,000 shares of Common Stock acquired by Syncro-Data are restricted securities. Syncro-Data executed a document in which it acknowledged that the securities had not been registered under the Securities Act of 1933, as amended, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from management of the Company concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the sale and purchase of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            During the three-month period ended March 31, 2001, no matters were submitted to a vote of the Company's shareholders through the solicitation of proxies or otherwise. As of the date of this Quarterly Report, the Company has prepared a definitive proxy statement in accordance with the rules and regulations of the Exchange Act of 1934, as amended, pertaining to the Share Purchase Agreement, and filed the proxy statement with the Securities and Exchange Commission for subsequent distribution to its shareholders. Fifty-two percent (52%) of the outstanding shares of common stock entitled to vote, represented in person or by proxy, is required for a quorum at the special meeting. The affirmative vote of shareholders holding at least a majority of the shares of common stock present, or represented, at the special meeting, to be held June 1, 2001, is required to approve the Share Purchase Agreement.

ITEM 5. OTHER INFORMATION

        No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Report on Form 8-K filed April 16, 2001.
(b)      Report on Form 8-K filed March 21, 2001.
(c)      Report on Form 8-K filed March 14, 2001.
(d)      Report on Form 8-K filed March 14, 2001.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                EDUVERSE.COM



Dated: May 14, 2001                             By: /s/ GRANT ATKINS
                                                 ------------------------------
                                                        Grant Atkins
                                                        President