Form 10QSB
period 2001-06-30
EDUVERSE COM
filed 2001-08-17
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of August 11, 2001
------                                      ---------------------------------
Common Stock, $.001 par value               750,130*

**Reflects the 50 for 1 reverse stock split effected on June 8, 2001 resulting in a decrease in issued and outstanding shares of Common Stock from 37,505,434 to 750,130.

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

                                  EDUVERSE.COM
                         (A Developmental Stage Company)



PART I. FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

              BALANCE SHEETS                                                2

              INTERIM STATEMENTS OF OPERATIONS                              3

              INTERIM STATEMENTS OF CASH FLOWS                              4

              NOTES TO INTERIM FINANCIAL STATEMENTS                         5

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     8

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                            13

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                    14

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                              17

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          17

      ITEM 5. OTHER INFORMATION                                            18

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                             18

SIGNATURES                                                                 18

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------




                                  EDUVERSE.COM
                         (A Developmental Stage Company)

                     INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                  June 30, 2001





CONSOLIDATED BALANCE SHEET

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                        EDUVERSE.COM

                                 CONSOLIDATED BALANCE SHEET

                                                                                 June 30, 2001
                                                                                 -------------
                                                                                  (Unaudited)
                                           ASSETS

CURRENT ASSETS
   Cash                                                                           $       403
   Accounts receivable                                                                   --
   Taxes recoverable                                                                     --
   Prepaid expenses and other                                                            --
                                                                                  -----------

                                                                                          403

FIXED ASSETS                                                                             --
                                                                                  -----------

TOTAL ASSETS                                                                      $       403
                                                                                  ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Bank overdraft                                                                 $      --
   Accounts payable and accrued liabilities                                           114,543
   Notes payable                                                                         --
                                                                                  -----------

                                                                                      114,543
                                                                                  -----------


Contingencies (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital Stock (Note 4)
   Common stock, $.001 par value, 50,000,000 shares authorized
      750,130 (2000 - 286,949) post-consolidation shares issued and outstanding        37,505
   Additional paid-in capital                                                       2,957,402
   Common stock subscriptions                                                          15,000
   Accumulated deficit                                                             (3,124,047)
   Accumulated other comprehensive income                                                --
                                                                                  -----------

                                                                                     (114,140)
                                                                                  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $       403
                                                                                  ===========


The accompanying notes are an integral part of these interim consolidated financial statements



                                  EDUVERSE.COM

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                          Three months  Three months  Six months   Six months
                                            ended June    ended June  ended June   ended June
                                              30, 2001      30, 2000    30, 2001     30, 2000
                                             ---------     ---------   ---------    ---------

EXPENSES
   Foreign currency gain                     $    --      $  (2,708)   $    --      $ (18,464)
   Depreciation                                   --            879         --          1,549
   General and administrative                   11,438       47,286      283,496      109,392
   Selling and marketing                          --         23,007         --         33,885
   Research and development                       --           --           --          5,000
                                             ---------    ---------    ---------    ---------

OPERATING LOSS FROM CONTINUING OPERATIONS      (11,438)     (68,464)    (283,496)    (131,362)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS      22,241     (244,188)    (112,182)    (465,588)

GAIN ON DISPOSAL OF SUBSIDIARY (Note 5)        107,505         --        107,505         --
                                             ---------    ---------    ---------    ---------

NET INCOME (LOSS) FOR THE PERIOD             $ 118,308    $(312,652)   $(288,173)   $(596,950)
                                             =========    =========    =========    =========




BASIC NET INCOME (LOSS) PER SHARE            $    0.16    $   (1.13)   $   (0.51)   $   (2.18)
                                             =========    =========    =========    =========

WEIGHTED AVERAGE POST-CONSOLIDATION
   COMMON SHARES OUTSTANDING                   750,130      277,478      566,653      273,705
                                             =========    =========    =========    =========


The accompanying notes are an integral part of these interim consolidated financial statements


                                          EDUVERSE.COM

                          INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Unaudited)


                                                                      Six months ended    Six months ended
                                                                         June 30, 2001    June 30, 2000
                                                                             ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net operating loss from continuing operations                              $(283,496)   $(131,362)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Impairment loss on profit sharing interest                                    --         (2,194)
  - Common stock issued for services rendered                                  238,202       90,853
  - Common stock issued for interest expense                                      --          7,014
  - Depreciation                                                                  --          1,549
  - Net changes in working capital items                                        43,019      (61,942)
                                                                             ---------    ---------

Cash flows from continuing operations                                           (2,275)     (96,082)
Cash flows from discontinued operations                                          5,055     (456,950)
                                                                             ---------    ---------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                   2,780     (553,032)
                                                                             ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                            --        610,401
  Bank overdraft repayment                                                      (1,011)        --
  Cash disposed of on sale of subsidiary                                        (1,366)        --
  Loans repaid                                                                    --        (10,000)
                                                                             ---------    ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                  (2,377)     600,401
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                                                      --         (3,148)
                                                                             ---------    ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                                    --         (3,148)
                                                                             ---------    ---------

INCREASE IN CASH                                                                   403       44,221

CASH, BEGINNING OF PERIOD                                                         --         43,584
                                                                             ---------    ---------

CASH, END OF PERIOD                                                          $     403    $  87,805
                                                                             =========    =========



OTHER SIGNIFICANT NON-CASH TRANSACTIONS
During the period ended June 30, 2001 the Company issued 14,686,813 pre-consolidation common shares in settlement of debt of $506,683 and 8,371,187 pre-consolidation common shares for payment of current services of $262,202 of which $24,000 were incurred by eduverse dot com, inc.


       The accompanying notes are an integral part of these interim financial statements

                                               4

                                  EDUVERSE.COM

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company's financial statements have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a loss of $288,173 for the period ended June 30, 2001, and as of June 30, 2001 had a working capital deficiency of $114,140. Management recognizes that the Company must obtain additional financial resources by raising capital to enable it to continue normal operations. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. Management has been unable to raise additional equity capital to implement its marketing and development initiatives for its current operations and is therefore looking at other business opportunities for the Company. On March 2, 2001, the Company entered into an agreement and sold its subsidiary eduverse dot com, inc. effective June 30, 2001. Refer to Note 5. These factors raise substantial doubt regarding the Company's continuation as a going concern.

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities which may be necessary if the Company is unable to continue as a going concern.

Unaudited Interim Financial Statements
--------------------------------------
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: M&M Information and Marketing Services Inc. (incorporated in Nevada, USA) and the results of operations for eduverse dot com, inc., which was sold effective June 30, 2001. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions
--------------------------------
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Financial instruments
---------------------
At June 30, 2001, the Company has the following financial instruments: accounts payable and accrued liabilities. The carrying value of these instruments is considered to approximate fair value based on their short term nature.

                                  EDUVERSE.COM

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

Foreign Currency Translation
----------------------------
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Net Loss per Common Share
-------------------------
Basic earnings per share include no dilution and are computed by dividing net loss by the weighted average number of common shares outstanding for the period and the comparative figures have been restated for the 50:1 share consolidation. There are no dilutive securities outstanding.

Income Taxes
------------
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2001 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Stock-Based Compensation
------------------------
The Company accounts for stock-based compensation in respect to stock options granted to employees and officers using the intrinsic value based method in accordance with APB 25. Stock options granted to non-employees are accounted for using the fair value method in accordance with SFAS No. 123. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

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

Comprehensive income
--------------------
Comprehensive income is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income to date consists only of the net gain resulting from translation of the foreign currency financial statements of the Company's former wholly-owned subsidiary, eduverse dot com inc.


NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

General and administrative expenses including salaries of $12,000 and consulting fees of $3,500 were paid to a significant share holder who was also a former director of eduverse dot com, inc. during the period ended June 30, 2001.

On October 9, 2000 the Company entered into a management services agreement with Investor Communications, Inc. ("ICI"), a significant shareholder, to provide management and investor relations services for the Company. During the period ended June 30, 2001, the Company incurred $225,000 to ICI which together with other unpaid amounts totalled $456,896 which was settled by the issuance of 15,230,000 pre-consolidation common shares.

A director of the Company has been contracted by Investor Communications and is part of the management team provided to the Company.

                                  EDUVERSE.COM

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

Authorized
----------

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

On March 14, 2001, the Company entered into settlement agreements with certain creditors including stockholders, a former director and officers to settle debts totalling $768,886 by the issuance of 23,058,000 pre-consolidation common shares at prices ranging from $.03 to $.04271 per share.

The Company received shareholder approval for a reverse stock split of 50:1 which took place on June 8, 2001 which resulting in a reduction of the issued and outstanding shares of common stock from 37,505,434 shares to 750,130 shares.


NOTE 5 - DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

On March 2, 2001, the Company entered into an agreement with Syncro-Data Systems, Ltd. ("Syncro"), a private British Columbia company, to sell its subsidiary, eduverse dot com inc. ("eduverse") in consideration for advances of $50,000 to eduverse for operating expenses and assumption of all debts of eduverse. The agreement was subject to shareholder approval which was received on June 1, 2001. The sale was effective June 30, 2001 and resulted in a gain on disposal of $107,505.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Eduverse.Com, a Nevada corporation (the "Company"), through its wholly-owned subsidiary Eduverse Dot Com Inc. ("Eduverse"), had primarily been a technology-based company engaged in the business of developing and marketing interactive multimedia educational software programs. During fiscal year 1999, however, the Company began exiting the traditional method of selling its software through retail channels and focused primarily on partnering with various governments to combine education, the Internet and corporate advertising in marketing its new products. The Company expected to generate a majority of its revenues from these software products by charging fees for advertising that was to be placed within the software. The Company intended to offer its software free to educational and other institutions within approximately thirty countries which operated private computer networks and allowed advertisements to be displayed to their students, and to collect advertising fees for advertisements placed within the software.

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

     During fiscal year 2000, quarterly revenues continued to decline. Any revenues earned were derived principally from the marketing and sale of the Company's software packages. Seventy-seven percent (77%) of the Company's retail software sale revenue was derived from two customers. Management of the Company primarily attributed the decrease in revenues to the Company's decision to discontinue retail software sales of its products. Management of the Company had expected to generate the majority of its future revenues commencing third quarter of 2000 from advertising revenues earned from fees charged for inclusion of the advertiser's message on the Company's software. During fiscal year 2000, the Company recognized no advertising revenues from its software.

     At a special meeting held on March 2, 2001, the board of directors unanimously approved a share purchase agreement dated March 2, 2001 (the "Share Purchase Agreement") between the Company and Syncro-Data Systems, Ltd. ("Syncro-Data"), a corporation organized under the laws of British Columbia (the "Proposed Transaction"), and directed that the Share Purchase Agreement be submitted to shareholders of the Company for their approval. On June 1, 2001, the Proposed Transaction was consummated pursuant to the terms of the Share Purchase. See "Part II. Item 4. Submission of Matters to a Vote of Security Holders".

     The Share Purchase Agreement provided for the sale by the Company to Syncro-Data of all of the issued and outstanding shares of common stock of Eduverse, the Company's wholly-owned subsidiary, held by the Company. The Share Purchase Agreement further provided that (i) Syncro-Data had paid the ongoing expenses of Eduverse to date in the approximate amount of $50,000; (ii) Syncro-Data had agreed to recognize certain liabilities of Eduverse; and (iii) Eduverse would retain all of its right, title and interest in and to certain intellectual property rights and other property, including accounts receivable, contract revenue and outstanding cash in the approximate amount of $900.00.

     The Company and Syncro-Data closed the Proposed Transaction on June 30, 2001. Based upon review of a wide variety of factors considered in connection with its evaluation of the sale of assets, the board of directors of the Company believed that the sale of substantially all of the assets of the Company, through consummation of the Share Purchase Agreement, would be fair to and in the best interests of the Company and its shareholders.

     As of the date of this Quarterly Report, the Company has terminated all development of its previous business commensurate with the sale of the Company's wholly-owned subsidiary to Syncro-Data on June 30, 2001, and has ceased to actively market itself as a technology-based company.

     Current management of the Company anticipates that during fiscal year 2001, the Company will continue to undertake research relating to prospective new business endeavors. This research may result in the Company entering into business operations that are not in the educational software industry.

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2001 Compared to Six-Month Period Ended June 30, 2000

     The Company's net losses during the six-month period ended June 30, 2001 were approximately $288,173 compared to a net loss of approximately $596,950 (an decrease of $308,777) during the six-month period ended June 30, 2000.

     Gross revenues from the discontinued operations of Eduverse during the six-month periods ended June 30, 2001 and 2000 were $5,318 and $12,557, respectively. Gross revenues decreased by approximately $7,239 during the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000. The decrease in gross revenues during the six-month period ended June 30, 2001 was primarily due to the Company's decision to discontinue retail sales of its English Pro 6.2 product.

     During the six-month period ended June 30, 2001, the Company recorded operating expenses of $283,496 compared to $131,362 of operating expenses recorded in the same period for 2000 (an increase of $152,134). Operating expenses consisted primarily of general and administrative expenses, which increased by $174,104 during the six-month period ended June 30, 2001 compared to the six-month period ended June 30, 2000. This increase in general and administrative expenses during the six-month period ended June 30, 2001 was primarily due to an increase in expenses related to the negotiation, consummation and required shareholder approval of the Share Purchase Agreement dated March 2, 2001. See "Item 4. Submission of Matters to a Vote of Security Holders."

     General and administrative expenses generally include corporate overhead, administrative salaries, selling expenses, consulting costs and professional fees. Of the $283,496 incurred as general and administrative expenses during the six-month period ended June 30, 2001, $225,000 was incurred payable to Investor Communications International, Inc. ("ICI") for services rendered by ICI including, but not limited to, financial, administrative and investor relations management. During the six-month period ended June 30, 2001, the Company paid $-0- to ICI towards an aggregate amount of $456,896 due and owing ICI, but issued shares of common stock as settlement of the aggregate debt. A director of the Company is employed by ICI and is part of the management team provided by ICI to the Company.

     Selling and marketing expenses decreased by approximately $39,885 during the six-month period ended June 30, 2001, from $33,885 incurred during the six-month period ended June 30, 2000 compared to ($6,000) incurred during the six-month period ended June 30, 2001. The decrease in selling and marketing expenses during the six-month period ended June 30, 2001 was primarily due to the Company's termination of the development of its software programs and upgrades, the withdrawal of its software products and services from the marketplace, and the discontinuation of marketing itself as a technology-based company.

     Research and development expenses decreased by approximately $5,000 during the six-month period ended June 30, 2001, from $5,000 incurred during the six-month period ended June 30, 2000 compared to $-0- incurred during the six-month period ended June 30, 2001. The decrease in research and development expenses during the six-month period ended June 30, 2001 was primarily due to the termination of the development of the Company's software products and upgrades to existing products.

     During the six-month period ended June 30, 2001, the Company realized a net gain on disposal of its subsidiary of $ 107,505 as compared to $-0- realized during the six-month period ended June 30, 2000. This gain resulted from the sale on June 30, 2001 of the Company's entire interest in its subsidiary, Eduverse.

     During the six-month period ended June 30, 2001, the Company realized a net loss from discontinued operations in the amount of $ 112,182 as compared to $ 465,588 during the six-month period ended June 30, 2000. This loss resulted from the discontinued business operations involving the Company's software products.

     As discussed above, the decrease in net loss during the six-month period ended June 30, 2001 as compared to the six-month period ended June 30, 2000 is attributable primarily to the reduction of the loss of $112,182 compared to $465,588 from discontinued operations and the gain on sale of Eduverse.. The Company's net earnings (losses) during the six-month period ended June 30, 2001 were approximately ($288,173) or ($0.51) per common share compared to a net loss of approximately ($596,950) or ($2.18) per common share during the six-month period ended June 30, 2000. The weighted average of common shares outstanding were 566,653 for the six-month period ended June 30, 2001 compared to 273,705 for the six-month period ended June 30, 2000, after giving retroactive effect to the fifty for one share consolidation completed on June 8, 2001.

Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000

     The Company's net income during the three-month period ended June 30, 2001 was approximately $118,308 compared to a net loss of approximately $312,652.

     Gross revenues during the three-month periods ended June 30, 2001 and 2000 were $1,842 and $5,294, respectively. Gross revenues decreased by approximately $3,452 during the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000. The decrease in gross revenues was primarily due to the Company's decision to discontinue retail sales of its English Pro 6.2 product.

     During the three-month period ended June 30, 2001, the Company recorded operating expenses from continued operations of 11,438 compared to $68,464 of operating expenses recorded in the same period for 2000 (a decrease of $67,976 or 403%). Operating expenses consisted only of general and administrative expenses, which decreased by $46,798 during the three-month period ended June 30, 2001 compared to the three-month period ended June 30, 2000. This decrease in general and administrative expenses during the three-month period ended June 30, 2001 was primarily due to the withdrawal of the Company's software products and services from the marketplace, the discontinuation of marketing itself as a technology-based company, and the general cessation of all business operations resulting from shareholder approval of the Share Purchase Agreement."

     There were no selling and marketing expenses incurred during the three-month period ended June 30, 2001 as compared to $23,007 incurred during the three-month period ended June 30, 2000period ended June 30, 2001. There were no research and development expenses incurred during either three-month period ended June 30, 2001 and 2000.

     During the three-month period ended June 30, 2001, the Company realized a net gain on disposal of its subsidiary of $107, 505 as compared to $-0- realized during the three-month period ended June 30, 2000. This loss resulted from the sale on June 30, 2001 of the Company's entire interest in its subsidiary, Eduverse.

     During the three-month period ended June 30, 2001, the Company realized a net gain from discontinued operations in the amount of $22,241 as compared to the realization of a net loss from discontinued operations in the $244,188 during the three-month period ended June 30, 2000. The gain resulted from re-negotiation of certain accounts payable and the corresponding loss resulted from the discontinuation of its business operations involving the Company's software products.

     As discussed above, the decrease in net loss during the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000 is attributable primarily to the realization of the gain of $107,505 compared to $-0- during the three-month period ended June 30, 2000 relating to the sale of the Company's subsidiary and to the realization of a gain of $22,241 compared to a loss of $244,188 during the three-month period ended June 30, 2000 relating to the discontinued operations. The Company's net earnings (losses) during the three-month period ended June 30, 2001 were approximately or $0.16 per common share compared to a net loss of approximately ($312,652) or ($1.13) per common share during the three-month period ended June 30, 2000. The weighted average of common shares outstanding were 750,130 for the three-month period ended June 30, 2001 compared to 273,705 for the three-month period ended June 30, 2000, after giving retroactive effect to the fifty for one share consolidation completed on June 8, 2001.

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

     As of June 30, 2001, the Company's current assets were $403 and its current liabilities were $114,543, which resulted in a working capital deficit of $73,296. The Company's current assets consist of cash. As of the six-month period ended June 30, 2001, the Company's total assets were $403 compared to total assets of $120,786 for the fiscal year ended December 31, 2000. This decrease in total assets from the fiscal year ended December 31, 2000 was due primarily to a decrease in accounts receivable and prepaid expenses.

     As of June 30, 2001, the Company's current liabilities were $114,543 and consist of accounts payable and accrued liabilities. As of the six-month period ended June 30, 2001, the Company's total liabilities were $114,543 compared to total liabilities of $682,737 for fiscal year ended December 31, 2000. This decrease in total liabilities from fiscal year ended December 31, 2000 was due primarily to a substantial decrease in accounts payable and accrued liabilities and notes payable. During the six-month period ended June 30, 2001, loans payable in the amount of $193,776 were settled by execution of settlement agreements with the respective creditors and issuance by the Company of restricted shares of Common Stock. See "Item 2. Changes in Securities and Use of Proceeds."

     Stockholders' equity (deficit) decreased from ($561,951) for the fiscal year ended December 31, 2000 to ($114,140) for the six-month period ended June 30, 2001.

     The Company has not generated positive cash flows from continuing operating activities. For the six-month period ended June 30, 2001, net cash from operating activities was $2,780 compared to cash of $553,032 used for the six-month period ended June 30, 2000 (a decrease of $555,812). As noted above, although net loss of $288,173 decreased during the six-month period ended June 30, 2001 from a net loss of $596,950 during the six-month period ended June 30, 2000, the decrease in net cash used for continuing operating activities was comprised primarily of $238,202 in stock issued as payment for services compared to $90,853 for the six-month period ended June 30, 2000.

     The Company's investing activities consisted of $-0- during the six-month period ended June 30, 2001 compared to the purchase of capital assets totaling $3,148 during the six-month period ended June 30, 2000.

     During the six-month period ended June 30, 2001, net cash used in financing activities was $2,377 compared to $600,401 provided during the six-month period ended June 30, 2000.. See "Item 2. Changes in Securities and Use of Proceeds."

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On approximately May 17, 2001, a complaint was filed with the Securities and Exchange Commission against the Company ("SEC Complaint HO-309021"). The SEC Complaint HO-309021 involves a previous investor of the Company who had subscribed for shares of restricted Common Stock during October 2000 pursuant to a subscription agreement and who subsequently attempted to rescind the transaction. On May 31, 2001, the Company answered SEC Complaint HO-309021. As of the date of this Quarterly Report, management of the Company believes that the potential damages sought by the investor are based on groundless causes of action. Management intends to aggressively continue its defense, and to further review its potential legal actions and legal remedies.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the six-month period ended June 30, 2001, to provide capital, the Company has sold stock in private placement offerings or issued stock in exchange for debts of the Company or pursuant to contractual agreements as follows:

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 2,989,000 shares of restricted common stock at $0.0427 per share under Rule 903(b)(3) of Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the settlement agreement, the creditor agreed to accept the 2,989,000 shares of common stock as payment for an aggregate debt in the amount of $127,630.30 owed to such creditor. Prior to the expiration of a one-year distribution period, the Company issued 2,989,000 shares in reliance upon the exemption from registration provided by Regulation S under the Securities Act. The creditor executed a subscription agreement in which he (i) certified that he was not a U.S. resident of the U.S. and was not acquiring the securities for the account of a U.S. resident;
          (ii) acknowledged that the securities to be issued had not been registered under the Securities Act and that any resale of such securities would be in accordance with the provisions of Regulation S or the Securities Act, or pursuant to an available exemption from registration; (iii) agreed not to engage in hedging transactions with regard to such securities; (iv) acknowledged that he understood the economic risk of an investment in the securities and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities. In accordance with the Reverse Stock Split, the 2,989,000 shares were reduced to 59,780 shares of common stock.

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 1,663,000 shares of restricted common stock at $0.04271 per share under Rule 903(b)(3) of Regulation S of the Securities Act. Under the terms of the settlement agreement, the creditor agreed to accept the 1,663,000 shares of Common Stock as payment for an aggregate debt in the amount of $71,022.20 owed to such creditor. The Company issued 1,663,000 shares in reliance upon the exemption from registration provided by Regulation S. The creditor executed a subscription agreement in which he (i) certified that he was not a U.S. resident of the U.S. and was not acquiring the securities for the account of a U.S. resident; (ii) acknowledged that the securities to be issued had not been registered under the Securities Act and that any resale of such securities would be in accordance with the provisions of Regulation S or the Securities Act, or pursuant to an available exemption from registration; (iii) agreed not to engage in hedging transactions with regard to such securities; (iv) acknowledged that he understood the economic risk of an investment in the securities and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities. In accordance with the Reverse Stock Split, the 1,663,000 shares were reduced to 33,260 shares of common stock.

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 260,000 shares of restricted common stock at $0.04264 per share under Rule 903(b)(3) of Regulation S of the Securities Act. Under the terms of the settlement agreement, the creditor agreed to accept the 260,000 shares of common stock as payment for an aggregate debt in the amount of $11,086.83 owed to such creditor. The Company issued 260,000 shares in reliance upon the exemption from registration provided by Regulation S. The creditor executed a subscription agreement in which he (i) certified that he was not a U.S. resident of the U.S. and was not acquiring the securities for the account of a U.S. resident; (ii) acknowledged that the securities to be issued had not been registered under the Securities Act and that any resale of such securities would be in accordance with the provisions of Regulation S or the Securities Act, or pursuant to an available exemption from registration; (iii) agreed not to engage in hedging transactions with regard to such securities;
          (iv) acknowledged that he understood the economic risk of an investment in the securities and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities. In accordance with the Reverse Stock Split, the 260,000 shares were reduced to 5,200 shares of common stock.

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 1,163,000 shares of restricted common stock at $0.0427 per share under Rule 903(b)(3) of Regulation S of the Securities Act. Under the terms of the settlement agreement, the creditor agreed to accept the 1,163,000 shares of Common Stock as payment for an aggregate debt in the amount of $49,657.27 owed to such creditor. The Company issued 1,163,000 shares in reliance upon the exemption from registration provided by Regulation S. The creditor executed a subscription agreement in which he (i) certified that he was not a U.S. resident of the U.S. and was not acquiring the securities for the account of a U.S. resident; (ii) acknowledged that the securities to be issued had not been registered under the Securities Act and that any resale of such securities would be in accordance with the provisions of Regulation S or the Securities Act, or pursuant to an available exemption from registration; (iii) agreed not to engage in hedging transactions with regard to such securities; (iv) acknowledged that he understood the economic risk of an investment in the securities and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities. In accordance with the Reverse Stock Split, the 1,163,000 shares were reduced to 23,260 shares of common stock.

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 15,230,000 shares of restricted common stock at $0.03 per share pursuant to Section 4(2) of the Securities Act. Under the terms of the settlement agreement, the creditor agreed to accept the 15,230,000 shares of common stock as payment for an aggregate debt in the amount of $456,896.55 owed to such creditor. The Company issued 15,230,000 shares in reliance upon the exemption from registration provided by Section 4(2). The creditor represented to the Company that it acquired the shares for its own account and not with a view to distribution, and that the Company made available all material information concerning the Company. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities. In accordance with the Reverse Stock Split, the 15,230,000 shares were reduced to 304,600 shares of common stock.

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 1,753,000 shares of restricted common stock at $0.03 per share under Rule 903(b)(3) of Regulation S of the Securities Act. Under the terms of the settlement agreement, the creditor agreed to accept the 1,753,000 shares of common stock as payment for an aggregate debt in the amount of $52,592.97 owed to such creditor. The Company issued 1,753,000 shares in reliance upon the exemption from registration provided by Regulation S. The creditor executed a subscription agreement in which he (i) certified that he was not a U.S. resident of the U.S. and was not acquiring the securities for the account of a U.S. resident; (ii) acknowledged that the securities to be issued had not been registered under the Securities Act and that any resale of such securities would be in accordance with the provisions of Regulation S or the Securities Act, or pursuant to an available exemption from registration; (iii) agreed not to engage in hedging transactions with regard to such securities; (iv) acknowledged that he understood the economic risk of an investment in the securities and that he had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the issuance of the securities. In accordance with the Reverse Stock Split, the 1,753,000 shares were reduced to 35,060 shares of common stock.

     On approximately April 26, 2001, pursuant to a private transaction not involving a public sale, Vaughn Barbon, an individual and resident of Canada ("Barbon") sold 2,000,000 shares of restricted common stock to Syncro-Data at a price of $0.01 per share for an aggregate consideration of approximately $20,000. On April 26, 2001, Barbon held of record 3,018,953 shares of restricted common stock. The 2,000,000 shares of common stock acquired by Syncro-Data are restricted securities. Syncro-Data executed a document in which it acknowledged that the securities had not been registered under the Securities Act of 1933, as amended, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from management of the Company concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the sale and purchase of the securities. In accordance with the Reverse Stock Split, the 2,000,000 shares were reduced to 40,000 shares of common stock.

     As of the date of this Quarterly Report, the following table sets forth the name and address and the approximate number of shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

--------------------------------------------------------------------------------
                                                                (1)
Title of Class       Name and Address          Amount and Nature        Percent
                   of Beneficial Owner        of Beneficial Owner      of Class
--------------------------------------------------------------------------------
                                                          (2)
Common Stock     Investor Communications            304,600              40.61%
                 International, Inc.
                 435 Martin Street
                 Suite 2000
                 Blaine, Washington 98230
                                                           (2)(3)
Common Stock     Marc Crimeni                       101,817              13.57%
                 1235 West Pender Street
                 Vancouver, British Columbia
                 Canada V6E 2V1
                                                          (2)
Common Stock     Mark E. Bruk                        71,664               9.55%
                 1235 West Pender Street
                 Vancouver, British Columbia
                 Canada V6E 2V1

Common Stock     Syncro-Data Systems, Ltd.           40,000               5.33%
                 2621 Uplands Court
                 Coquitlam, British Columbia
                 Canada V3E 2N9

Common Stock     All current officers and directors       0
                 as a group (2 persons)
--------------------------------------------------------------------------------

     (1) The number of shares of common stock held of record as reflected for the holders thereof have been reduced to take into account the reverse stock split of 50 for 1 share of common stock.

     (2) These are restricted shares of common stock.

     (3) Does not include the assumption of the exercise of options pursuant to the terms of the 1998 Stock Option Plan to purchase an aggregate of 100,000 shares of restricted common stock at $0.51 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a Definitive Proxy Statement dated April 16, 2001, a shareholders' special meeting was held on June 1, 2001 in which the shareholders of the Company voted and approved certain proposals. Fifty-two percent (52%) of the outstanding shares of common stock entitled to vote, represented in person or by proxy, was required for a quorum at the special meeting. The affirmative vote of shareholders holding at least a majority of the shares of common stock present, or represented, at the special meeting, was required to approve certain proposals as follows:

     1. the approval of the sale of substantially all of the Company's assets, which included approval of a share purchase agreement dated March 2, 2001 between the Company and Syncro-Data Systems, Ltd. (the "Share Purchase Agreement"). The Share Purchase Agreement provided for the sale by the Company to Syncro-Data of all of the issued and outstanding shares of common stock of Eduverse Dot Com, Inc., the Company's wholly-owned subsidiary (24,871,592 votes for and 11,200 votes against);

     2. the authorization of the board of directors to effect a reverse stock split of fifty-for-one (the "Reverse Stock Split") of the Company's issued and outstanding Common Stock, which the board of directors authorized and effectuated in the best interests the Company and its shareholders on June 8, 2001 (28,833,076 votes for and 14,802 votes against);

     3. the adoption of an amendment (the "Amendment") to the Company's Articles of Incorporation, as amended (the "Articles"), which would effect the Reverse Stock Split, without having any effect upon the authorized and unissued shares of Common Stock (28,831,846 votes for and 13,404 votes against);

     4. the election of the following two (2) persons to serve as directors of the Company until their successor shall have been elected and qualified: Grant Atkins and Herb Ackerman (28,831,846 votes for and 13,802 votes against); and

     5. the ratification of the selection of LaBonte & Co. as the independent public accountants of the Company for the fiscal year ending December 31, 2001 (28,831,846 votes for and 13,802 votes against).

     No other matters or business were introduced or voted upon by the shareholders at the special meeting.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Report on Form 8-K filed July 19, 2001.
     (b)  Report on Form 8-K filed May 31, 2001.
     (c)  Report on Schedule 13D filed on May 14, 2001.
     (d)  Report on Schedule 13D filed on May 14, 2001.
     (e)  Report on Form 8-K filed April 16, 2001.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                EDUVERSE.COM

Dated: August 15, 2001                          By: /s/ Grant Atkins
                                                ------------------------------
                                                Grant Atkins, President