Form 10QSB
period 2001-09-30
EDUVERSE COM
filed 2001-11-13
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 11, 2001
-----                                       -----------------------------------
Common Stock, $.001 par value               750,130*

**Reflects the 50 for 1 reverse stock split effected on June 8, 2001 resulting in a decrease in issued and outstanding shares of Common Stock from 37,505,434 to 750,130.

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART I. FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

             BALANCE SHEETS                                                  2

             INTERIM STATEMENTS OF OPERATIONS                                3

             INTERIM STATEMENTS OF CASH FLOWS                                4

             NOTES TO INTERIM FINANCIAL STATEMENTS                           5

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       8


PART II. OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                              13

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                      14

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                16

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

     ITEM 5. OTHER INFORMATION                                              17

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                                  17

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------




                                  EDUVERSE.COM
                         (A Developmental Stage Company)

                     INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2001



                                                                          Page
                                                                          ----

Consolidated Balance Sheets                                                 2

Interim Consolidated Statements of Operations                               3

Interim Consolidated Statements of Cash Flows                               4

Notes to Interim Consolidated Financial Statements                          5

                                  EDUVERSE.COM

                           CONSOLIDATED BALANCE SHEET



                                                                   Sept 30, 2001
                                                                   -------------
                                                                    (Unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                             $        28
                                                                    -----------

TOTAL ASSETS                                                        $        28
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                         $   170,907
                                                                    -----------

Contingencies (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital Stock (Note 4)
   Common stock, $.001 par value, 50,000,000 shares authorized
      750,130 post-consolidation shares issued and outstanding           37,505
   Additional paid-in capital                                         2,957,402
   Common stock subscriptions                                            15,000
   Accumulated deficit                                               (3,180,786)
                                                                    -----------

                                                                       (170,879)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $        28
                                                                    ===========


              The accompanying notes are an integral part of these
                   interim consolidated financial statements



                                               EDUVERSE.COM

                               INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (Unaudited)


                                          Three months      Three months       Nine months       Nine months
                                            ended Sept    ended Sept 30,        ended Sept        ended Sept
                                              30, 2001              2000          30, 2001          30, 2000
                                             ---------         ---------         ---------         ---------
EXPENSES
   Foreign currency gain                     $    --           $  (2,409)        $    --           $ (27,243)
   Depreciation                                   --                 879              --               2,428
   General and administrative                   56,740            22,475           340,236           135,406
   Selling and marketing                          --             201,710              --             288,084
   Research and development                       --                --                --               5,000
                                             ---------         ---------         ---------         ---------

OPERATING LOSS FROM CONTINUING OPERATIONS      (56,740)         (222,655)         (340,236)         (403,675)

LOSS FROM DISCONTINUED OPERATIONS                 --            (230,398)         (112,182)         (708,331)

GAIN ON DISPOSAL OF SUBSIDIARY (Note 5)           --             139,827           107,505           139,827
                                             ---------         ---------         ---------         ---------

NET INCOME (LOSS) FOR THE PERIOD             $ (56,740)        $(313,226)        $(344,913)        $(972,179)
                                             =========         =========         =========         =========




BASIC NET INCOME (LOSS) PER SHARE            $   (0.08)        $   (1.10)        $   (0.55)        $   (3.89)
                                             =========         =========         =========         =========

WEIGHTED AVERAGE POST-CONSOLIDATION
   COMMON SHARES OUTSTANDING                   750,130           285,579           626,796           249,875
                                             =========         =========         =========         =========


                           The accompanying notes are an integral part of these
                                interim consolidated financial statements



                                                EDUVERSE.COM

                                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (Unaudited)


                                                                      Nine months ended   Nine months ended
                                                                          Sept 30, 2001       Sept 30, 2000
                                                                          -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net operating loss from continuing operations                               $(340,236)         $(403,675)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Impairment loss on profit sharing interest                                     --             (139,827)
  - Common stock issued for services rendered                                   238,202            188,905
  - Common stock issued for interest expense                                       --                7,000
  - Depreciation                                                                   --                2,428
  - Net changes in working capital items                                         99,384             42,704
                                                                              ---------          ---------

Cash flows from continuing operations                                            (2,650)          (302,465)

Cash flows from discontinued operations                                           5,055           (555,471)
                                                                              ---------          ---------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                    2,405           (857,936)
                                                                              ---------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                             --              611,078
  Cash received on common stock to be issued                                       --                5,000
  Bank overdraft repayment                                                       (1,011)              --
  Cash disposed of on sale of subsidiary                                         (1,366)              --
  Disgorgement proceeds                                                            --               87,125
  Loans payable                                                                    --              120,750
                                                                              ---------          ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                   (2,377)           823,953
                                                                              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                                                       --               (3,135)
                                                                              ---------          ---------

CASH FLOWS USED IN INVESTING ACTIVITIES                                            --               (3,135)
                                                                              ---------          ---------

INCREASE (DECREASE) IN CASH                                                          28            (37,118)

CASH, BEGINNING OF PERIOD                                                          --               43,584
                                                                              ---------          ---------

CASH, END OF PERIOD                                                           $      28          $   6,466
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


              The accompanying notes are an integral part of these
                          interim financial statements

                                       4

                                  EDUVERSE.COM

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a loss of $344,913 from continuing operations for the period ended September 30, 2001, and as of September 30, 2001 had a working capital deficiency of $170,879. Management recognizes that the Company must obtain additional financial resources by raising capital to enable it to continue normal operations. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. Management has been unable to raise additional equity capital to implement its marketing and development initiatives for its current operations and is therefore looking at other business opportunities for the Company. On March 2, 2001, the Company entered into an agreement and sold its subsidiary eduverse dot com, inc. effective June 30, 2001. Refer to Note 5. These factors raise substantial doubt regarding the Company's continuation as a going concern.

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities which may be necessary if the Company is unable to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


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

Financial instruments
At September 30, 2001, the Company has the following financial instruments: accounts payable and accrued liabilities. The carrying value of these instruments is considered to approximate fair value based on their short term nature.

Net Loss per Common Share
Basic earnings per share include no dilution and are computed by dividing net loss by the weighted average number of common shares outstanding for the period and the comparative figures have been restated for the 50:1 share consolidation. There are no dilutive securities outstanding.

EDUVERSE.COM
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
(Unaudited)


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

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2001 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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


NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

General and administrative expenses including salaries of $12,000 and consulting fees of $3,500 were paid to a significant shareholder who was also a former director of eduverse dot com, inc. during the period ended September 30, 2001.

On October 9, 2000 the Company entered into a management services agreement with Investor Communications, Inc. ("ICI"), a significant shareholder, to provide management and investor relations services for the Company. During the quarter ended June 30, 2001, the Company incurred $225,000 to ICI which together with other unpaid amounts totalled $456,896 which was settled by the issuance of 15,230,000 pre-consolidation common shares. An additional $36,000 in fees was accrued to ICI since the debt settlement and at September 30, 2001, $45,813 is owing to ICI for fees, cash advances and interest, and is included in accounts payable.

A director of the Company has been contracted by Investor Communications and is part of the management team provided to the Company.

EDUVERSE.COM
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
--------------------------------------------------------------------------------
(Unaudited)


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

The Company received shareholder approval for a reverse stock split of 50:1 which took place on June 8, 2001 which resulted in a reduction of the issued and outstanding shares of common stock from 37,505,434 shares to 750,130 shares.


NOTE 5 - DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

On March 2, 2001, the Company entered into an agreement with Syncro-Data Systems, Ltd. ("Syncro"), a private British Columbia company, to sell the Company's subsidiary, eduverse dot com inc. ("eduverse") in consideration for advances of $50,000 to eduverse for operating expenses and assumption of all debts of eduverse. The agreement was subject to shareholder approval which was received on June 1, 2001. The sale was effective June 30, 2001 and resulted in a gain on disposal of $107,505.


NOTE 6 - LEGAL ACTIONS
--------------------------------------------------------------------------------

On September 5, 2001 Mark Edward Bruk, former Chairman, President and C.E.O. of eduverse.com filed a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia. In the Writ the Plaintiff claims $85,305.97 in unpaid salary, unreimbursed expenses, employee benefits, vacation pay and other sundry payments. The Company is applying to the Court in British Columbia, Canada to strike the claim for lack of jurisdiction. Until jurisdiction is established for the purposes of the litigation, the Company will not provide a reply or counterclaim with respect to this action. As at September 30, 2001, the Company has not recorded a provision in its financial statements in connection with this claim.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Eduverse.Com, a Nevada corporation (the "Company"), through its former wholly-owned subsidiary Eduverse Dot Com Inc. ("Eduverse"), had primarily been a technology-based company engaged in the business of developing and marketing interactive multimedia educational software programs. During fiscal year 1999, however, the Company began exiting the traditional method of selling its software through retail channels and focused primarily on partnering with various governments to combine education, the Internet and corporate advertising in marketing its new products. The Company expected to generate a majority of its revenues from these software products by charging fees for advertising that was to be placed within the software. The Company intended to offer its software free to educational and other institutions within approximately thirty countries which operated private computer networks and allowed advertisements to be displayed to their students, and to collect advertising fees for advertisements placed within the software.

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

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2001 Compared to Nine-Month Period Ended September 30, 2000

     The Company's net losses during the nine-month period ended September 30, 2001 were approximately $344,913 compared to a net loss of approximately $972,179 during the nine-month period ended September 30, 2000 (a decrease of $627,266).

     The Company did not realize any revenues during the nine-month periods ended September 30, 2001 and 2000, respectively. This resulted from the Company's decision to discontinue retail sales of its English Pro 6.2 product and the divestiture of Eduverse.

     During the nine-month period ended September 30, 2001, the Company recorded operating expenses of $340,236 compared to $403,675 of operating expenses recorded in the same period for 2000 (a decrease of $63,439). During the nine-month period ended September 30, 2001, operating expenses consisted only of general and administrative expenses. Although there was a decrease in operating expenses during the nine-month period ended September 30, 2001, general and administrative expenses increased by $204,830 from $135,406 incurred during the nine-month period ended September 30, 2000 compared to $340,236 incurred during the nine-month period ended September 30, 2001. This increase in general and administrative expenses during the nine-month period ended September 30, 2001 was primarily due to an increase in expenses related to the negotiation, consummation and sale of Eduverse, the termination of previous operating activities, and required shareholder approval of the Share Purchase Agreement dated March 2, 2001. See "Item 4. Submission of Matters to a Vote of Security Holders."

     General and administrative expenses generally include corporate overhead, administrative salaries, selling expenses, consulting costs and professional fees. Of the $340,236 incurred as general and administrative expenses during the nine-month period ended September 30, 2001, $261,000 was incurred payable to Investor Communications International, Inc. ("ICI") for services rendered by ICI including, but not limited to, financial, administrative and investor relations management. During the nine-month period ended September 30, 2001, the Company paid $-0- to ICI towards an aggregate amount of $270,813 due and owing ICI, but issued shares of common stock as settlement of $225,000 of the aggregate debt incurred during the period (see "Item 2. Changes in Securities and use of Proceeds"). A director of the Company is employed by ICI and is part of the management team provided by ICI to the Company.

     There were no selling and marketing expenses incurred during the nine-month period ended September 30, 2001 as compared to $288,084 incurred during the nine-month period ended September 30, 2000. There were no research and development expenses incurred during the nine-month period ended September 30, 2001 as compared to the $5,000 incurred during the nine-month period ended September 30, 2000. This resulted primarily from the Company's termination of the development of its software programs and upgrades, the withdrawal of its software products and services from the marketplace, the sale of operating subsidiary interests, and the discontinuation of marketing itself as a technology-based company.

     During the nine-month period ended September 30, 2001, the Company realized a net gain on disposal of its subsidiary of $107,505 as compared to $139,827 realized during the nine-month period ended September 30, 2000. The gain during the nine-month period ended September 30, 2001 resulted from the sale on June 30, 2001 of the Company's entire interest in its subsidiary, Eduverse.

     During the nine-month period ended September 30, 2001, the Company realized a net loss from discontinued operations in the amount of $112,182 as compared to $708,331 during the nine-month period ended September 30, 2000. These losses resulted from the discontinued business operations involving the Company's previously owned subsidiary interests and its software products.

     As discussed above, the decrease in net loss during the nine-month period ended September 30, 2001 as compared to the nine-month period ended September 30, 2000 is attributable primarily to the realization of the loss of $112,182 compared to $708,331 from discontinued operations and the decrease in operating expenses. The Company's net losses during the nine-month period ended September 30, 2001 was approximately ($344,913) or ($0.55) per common share compared to a net loss of approximately ($972,179) or ($3.89) per common share during the nine-month period ended September 30, 2000. The weighted average of common shares outstanding were 626,796 for the nine-month period ended September 30, 2001 compared to 249,875 for the nine-month period ended September 30, 2000, after giving retroactive effect to the fifty for one share consolidation completed on June 8, 2001.

Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000

     The Company's net losses during the three-month period ended September 30, 2001 were approximately $56,740 compared to a net loss of approximately $222,655 during the three-month period ended September 30, 2000 (a decrease of $165,915).

     The Company did not realize any revenues during the three-month periods ended September 30, 2001 and 2000, respectively. This resulted from the Company's decision to discontinue retail sales of its English Pro 6.2 product.

     During the three-month period ended September 30, 2001, the Company recorded an operating loss from continued operations of $56,740 compared to $222,655 recorded in the same period for 2000 (a decrease of $165,915). During the three-month period ended September 30, 2001, operating loss from continued operations consisted only of general and administrative expenses. Although there was a decrease in total operating expenses during the three-month period ended September 30, 2001, general and administrative expenses increased by $34,265 from $22,475 incurred during the three-month period ended September 30, 2000 compared to $56,740 incurred during the three-month period ended September 30, 2001. This increase in general and administrative expenses during the three-month period ended September 30, 2001 was primarily due to the withdrawal of the Company's software products and services from the marketplace, the discontinuation of marketing itself as a technology-based company, the general cessation of all business operations resulting from shareholder approval of the Share Purchase Agreement, and review and research conducted relating to new business opportunities.

     There were no selling and marketing expenses incurred during the three-month period ended September 30, 2001 as compared to $201,710 incurred during the three-month period ended September 30, 2000. There were no research and development expenses incurred during either three-month period ended September 30, 2001 and 2000.

     During the three-month period ended September 30, 2000, the Company realized a net gain on disposal of its subsidiary of $139,827 as compared to $-0- realized during the three-month period ended September 30, 2001. This loss resulted from the sale on June 30, 2001 of the Company's entire interest in its subsidiary, Eduverse.

     During the three-month period ended September 30, 2000, the Company realized a net loss from discontinued operations in the amount of $230,398 as compared to $-0- during the three-month period ended September 30, 2001. This loss resulted from the discontinuation of its business operations involving the Company's software products through its prior subsidiary, Eduverse.

     As discussed above, the decrease in net loss during the three-month period ended September 30, 2001 as compared to the three-month period ended September 30, 2000 is attributable primarily to (i) the realization of the loss of $230,398 during the three-month period ended September 30, 2000 compared to $-0-during the three-month period ended September 30, 2001 relating to the discontinued operations; and (ii) the decrease in operating loss from continued operations from $222,655 for the three-month period ended September 30, 2000 to $56,740 for the three-month period ended September 30, 2001. The Company's net loss during the three-month period ended September 30, 2001 was approximately ($56,740) or $0.08 per common share compared to a net loss of approximately ($313,226) or ($1.10) per common share during the three-month period ended September 30, 2000. The weighted average of common shares outstanding were 750,130 for the three-month period ended September 30, 2001 compared to 285,579 for the three-month period ended September 30, 2000, after giving retroactive effect to the fifty for one share consolidation completed on June 8, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is currently experiencing a liquidity crisis and must raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are entirely dependent upon the Company's current management to successfully research and identify new business endeavors, and to raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to successfully research, identify and acquire new business endeavors and to raise additional capital. The Company's failure to successfully identify and acquire new business endeavors and to raise additional capital will have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern, and accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operations.

     As of September 30, 2001, the Company's current assets were $28 and its current liabilities were $170,907, which resulted in a working capital deficit of $170,879. The Company's current assets consist of cash. The Company's current liabilities consist of accounts payable and accrued liabilities. During the nine-month period ended September 30, 2001, loans payable in the amount of $193,776 were settled by execution of settlement agreements with the respective creditors and issuance by the Company of restricted shares of Common Stock. See "Item 2. Changes in Securities and Use of Proceeds."

     Stockholders' deficit decreased from ($561,951) for the fiscal year ended December 31, 2000 to ($170,879) for the nine-month period ended September 30, 2001.

     The Company has not generated positive cash flows from continuing operating activities. For the nine-month period ended September 30, 2001, net cash flows from operating activities was $2,405 compared to net cash flows of $857,936 used in operating activities during the nine-month period ended September 30, 2000 (a decrease of $860,341). The net operating loss from continuing operations of $340,236 decreased during the nine-month period ended September 30, 2001 from an operating loss from continuing operations of $403,675 during the nine-month period ended September 30, 2000. The decrease in net cash flows used in continuing operating activities was comprised primarily of $238,202 in stock issued as payment for services compared to $188,905 for the nine-month period ended September 30, 2000.

     The Company's cash flow from investing activities consisted of $-0- during the nine-month period ended September 30, 2001 compared to the purchase of capital assets totaling $3,135 during the nine-month period ended September 30, 2000.

     During the nine-month period ended September 30, 2001, net cash used in financing activities was $2,377 compared to $823,953 provided from investing activities during the nine-month period ended September 30, 2000. See "Item 2. Changes in Securities and Use of Proceeds."

     Current management of the Company anticipates a possible increase in operating expenses in order to successfully research and identify new business endeavors. The Company may finance these expenses with further issuance of common stock of the Company or debt instruments. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next four months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity securities or debt instruments other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities or instruments might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     (a) On approximately May 17, 2001, a complaint was filed with the Securities and Exchange Commission against the Company ("SEC Complaint HO-309021"). The SEC Complaint HO-309021 involves a previous investor of the Company who had subscribed for shares of restricted Common Stock during October 2000 pursuant to a subscription agreement and who subsequently attempted to rescind the transaction. On May 31, 2001, the Company answered SEC Complaint HO-309021. As of the date of this Quarterly Report, management of the Company believes that the potential damages sought by the investor are based on groundless causes of action. Management intends to aggressively continue its defense, and to further review its potential legal actions and legal remedies.

     (b) On approximately September 5, 2001, a complaint was filed in the Supreme Court of British Columbia by Mark Edward Bruk, a prior officer and director of the Company, against the Company (the "Complaint"). The Complaint filed by Mr. Bruk alleges that as the prior president and chief executive officer of the Company, Mr. Bruk was entitled to receive amounts for alleged unpaid salary, alleged unpaid benefits, and for alleged reimbursement of expenses. The Complaint alleges that Mr. Bruk is due an aggregate amount of $85,305.97 for unpaid salary, unreimbursed expenses, unreimbursed employee benefits, vacation pay and other sundry payments. As of the date of this Quarterly Report, management of the Company believes that the Supreme Court of British Columbia lacks jurisdiction over the Company and, therefore, intends to file a motion to strike the Complaint. Management intends to aggressively defend such litigation with beliefs that such amounts are not due to Mr. Bruk, and to further review its potential legal actions, counterclaims and legal remedies, if and when a jurisdiction for the litigation is determined.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the nine-month period ended September 30, 2001, to provide capital, the Company has sold stock in private placement offerings or issued stock in exchange for debts of the Company or pursuant to contractual agreements as follows:

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
                International, Inc.
                435 Martin Street
                Suite 2000
                Blaine, Washington 98230
                                                              (2)
Common Stock    Marc Crimeni                             61,939           8.26%
                1235 West Pender Street
                Vancouver, British Columbia
                Canada V6E 2V1
                                                              (2)
Common Stock    Mark E. Bruk                             71,664           9.55%
                1235 West Pender Street
                Vancouver, British Columbia
                Canada V6E 2V1
                                                              (2)
Common Stock    Syncro-Data Systems, Ltd.                88,340          11.78%
                2621 Uplands Court
                Coquitlam, British Columbia
                Canada V3E 2N9

Common Stock    All current officers and directors            0
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

                                                   EDUVERSE.COM

Dated: November 12, 2001                           By: /s/ Grant Atkins
                                                   -----------------------------
                                                   Grant Atkins, President