Form 10KSB40
period 2001-12-31
EDUVERSE COM
filed 2002-03-28
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB40


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2001

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from       to
                                       -------  -------

                         Commission file number 0-27239

                                  EDUVERSE.COM
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                                88-0277072
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)


                               7583 Water View Way
                               Reno, Nevada 89511
                     --------------------------------------
                    (Address of Principal Executive Offices)

                                 (360) 332-7734
                            -------------------------
                           (Issuer's telephone number)

                          1135 Terminal Way, Suite 209
                             Reno, Nevada 89502-2168
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----    -----

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2001): $-0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of January 31, 2002: $54,358.78.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of March 25, 2002

Common Stock, $.001 par value            1,000,000

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY AND DEVELOPMENT

     General

     Eduverse.com, a Nevada corporation which currently trades on the OTC Bulletin Board under the symbol "EDVS" (referred to in this Form 10-KSB as the "Company"), through its former wholly-owned subsidiary Eduverse Dot Com Inc. ("Eduverse"), had primarily been a technology-based company engaged in the business of developing and marketing interactive multimedia educational software programs. During fiscal year 1999, however, the Company began exiting the traditional method of selling its software through retail channels and focused primarily on partnering with various governments to combine education, the Internet and corporate advertising in marketing its new products. The Company expected to generate a majority of its revenues from these software products by charging fees for advertising that was to be placed within the software. The Company intended to offer its software free to educational and other institutions within approximately thirty countries, which operated private computer networks and allowed advertisements to be displayed to their students, and to collect advertising fees for advertisements placed within the software.

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

     Fiscal Year 2000

     During fiscal year 2000, quarterly revenues continued to decline as compared to quarterly revenues earned in the same periods during 1999. Any revenues earned were derived principally from the marketing and sale of the Company's software packages. Seventy-seven percent (77%) of the Company's retail software sale revenue was derived from two customers. Management of the Company primarily attributed the decrease in revenues to the Company's decision to discontinue retail software sales of its programs. Management of the Company expected to generate the majority of its future revenues commencing third quarter of 2000 from advertising revenues earned from fees charged for inclusion of the advertiser's message on the Company's English Pro Network Edition software. During fiscal year 2000, the Company recognized no advertising revenues from its English Pro Network Edition software. In August 2000, the Company sold its entire equity interest in ESL to Savoy Capital Limited. See "Item 6. Management's Discussion and Analysis or Plan of Operation".

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

     Fiscal Year 2002

     The Company terminated all development of its previous business commensurate with the sale of the Company's wholly-owned subsidiary to Syncro-Data on June 30, 2001, and ceased to actively market itself as a technology-based company.

     Current management of the Company anticipates that during fiscal year 2002, the Company will continue to undertake research relating to prospective new business endeavors. Management anticipates that this research will result in the Company entering into business operations that are not in the educational software industry.

ITEM 2. PROPERTIES

     The Company does not own any real estate or other properties. The Company's registered office is located at 7583 Water View Way, Reno, Nevada 89511.

ITEM 3. LEGAL PROCEEDINGS

     (a) On approximately September 5, 2001, a complaint was filed in the Supreme Court of British Columbia by Mark Edward Bruk, a prior officer and director of the Company, against the Company (the "Complaint"). The Complaint filed by Mr. Bruk alleged that as the prior president and chief executive officer of the Company, Mr. Bruk was entitled to receive amounts for alleged unpaid salary, alleged unpaid benefits, and for alleged reimbursement of expenses.

     On January 8, 2002, the Supreme Court of British Columbia set aside the Complaint, and the Company obtained an Order from the Court stating that the Court did not have jurisdiction to hear the claim. As of the date of this Annual Report, Mr. Bruk has not filed a subsequent complaint against the Company in any other court.

     (b) On approximately May 17, 2001, a complaint was filed with the Securities and Exchange Commission against the Company ("SEC Complaint HO-309021"). The SEC Complaint HO-309021 involves a previous investor of the Company who had subscribed for shares of restricted Common Stock during October 2000 pursuant to a subscription agreement and who subsequently attempted to rescind the transaction. On May 31, 2001, the Company answered SEC Complaint HO-309021. As of the date of this Annual Report, management of the Company believes that the potential damages sought by the investor are based on groundless causes of action. Management intends to aggressively continue its defense, and to further review its potential legal actions and legal remedies

     Except as disclosed above, management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is traded on the OTC Bulletin Board under the symbol "EDVS". The market for the Company's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 2001                  DECEMBER 31, 2000
                  ------------------------------------------------------------
                  HIGH BID          LOW BID          HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter     $0.030            $0.022           $2.781           $0.410
Second Quarter    $0.200            $0.350           $1.531           $0.500
Third Quarter     $1.200            $0.250           $0.812           $0.420
Fourth Quarter    $1.000            $0.150           $0.530           $0.090

HOLDERS

     As of March 25, 2002, the Company had approximately 101 shareholders of record.

DIVIDENDS

     No dividends have ever been declared by the board of directors of the Company on its common stock. The Company's losses do not currently indicate the ability to pay any cash dividends, and the Company does not indicate the intention of paying cash dividends on its common stock in the foreseeable future.

TRANSFER AGENT

     The Company's transfer agent is Global Stock Transfer, Inc., 191 University Blvd., Suite 410, Denver, Colorado 80206, telephone (303) 355.4646, and facsimile (303) 355.5532.

RECENT SALES OF UNREGISTERED SECURITIES

     During fiscal year ended December 31, 2001, to provide capital, the Company has sold stock in private placement offerings or issued stock in exchange for debts of the Company or pursuant to contractual agreements as follows:

     o On March 14, 2001, the Company entered into a settlement agreement with a creditor whereby the Company agreed to issue 2,989,000 shares of restricted common stock at $0.04377 per share under Rule 903(b)(3) of Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of the settlement agreement, the creditor agreed to accept the 2,989,000 shares of common stock as payment for an aggregate debt in the amount of $130,836.12 owed to such creditor. In accordance with the Reverse Stock Split, the 2,989,000 shares were reduced to 59,780 shares of common stock.

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

     o On March 14, 2001, the board of directors of the Company authorized the execution of a settlement agreement between the Company and Investor Communications International, Inc. ("ICI") and the subsequent issuance of 15,230,000 shares of its restricted common stock. The Company had incurred debt inclusive of accrued interest in the aggregate amount of $456,896.55 with ICI pursuant to past financial, administrative and managerial services performed by ICI on behalf of the Company. Therefore, the Company entered into a settlement agreement dated March 14, 2001 with ICI, whereby ICI agreed to settle the debt owed to it by the Company and accept the issuance of restricted common shares of the Company as settlement for all interest and principle due and outstanding as of the date of the Settlement Agreement. On March 14, 2001, the Company issued 15,230,000 shares of its restricted common stock to ICI. In accordance with the Reverse Stock Split, the 15,230,000 shares were reduced to 304,600 shares of restricted common stock.

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

     o On December 12, 2001, the Company entered into a settlement agreement with ICI whereby the Company agreed to issue 249,870 shares of its restricted common stock at $0.15 per share under Section 4(2) of the Securities Act. Under the terms of the settlement agreement, ICI agreed to accept the 249,870 shares of stock as payment for an aggregate debt in the amount of $37,480.55 owed to ICI by the Company for past financial, administrative and managerial services performed by ICI on behalf of the Company. The Company issued 249,870 shares in reliance upon the exemption from registration provided by Section 4(2).

     On approximately April 26, 2001, pursuant to a private transaction not involving a public sale, Vaughn Barbon, an individual and resident of Canada ("Barbon") sold 2,000,000 shares of restricted common stock to Syncro-Data at a price of $0.01 per share for an aggregate consideration of approximately $20,000. On April 26, 2001, Barbon held of record 3,018,953 shares of restricted common stock. The 2,000,000 shares of common stock acquired by Syncro-Data were restricted securities. Syncro-Data executed a document in which it acknowledged that the securities had not been registered under the Securities Act of 1933, as amended, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from management of the Company concerning any and all matters related to the acquisition of securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the sale and purchase of the securities. In accordance with the Reverse Stock Split, the 2,000,000 shares were reduced to 40,000 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

     The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

GENERAL

     The Company had previously been a software development company specializing in Internet delivery platforms for E-Education (the "E-Education Software"). During fiscal year 2000, the Company focused primarily on the research, development and design of a new e-commerce educational delivery model that provided users with free access to online education. The Company anticipated that the majority of its future revenues would be from advertising revenues generated from inclusion of an advertiser's message on the Company's E-Education Software.

     During fiscal year ended December 31, 2000, the Company derived its revenues principally from the retail marketing and sale of its E-Education Software to customers generally in the retail software distribution and generated no revenues from advertisers.

     During fiscal year ended December 31, 2001, the Company terminated development of any new software programs and upgrades to existing products, withdrew its software products and services from the marketplace, and ceased to actively market itself as a technology-based company. As a result, the Company did not generate any revenues during fiscal year ended December 31, 2001.

RESULTS OF OPERATIONS

For Fiscal Year Ended December 31, 2001 compared with Fiscal Year Ended December 31, 2000.

     The Company's net losses during fiscal year ended December 31, 2001 were approximately $384,540 compared to a net loss of approximately $1,291,831 (a decrease of $907,291).

     Net revenues during fiscal year ended December 31, 2001 were $-0- compared to net revenues during fiscal year ended December 31, 2000 of $29,341. The lack of revenues during fiscal year ended December 31, 2000 resulted from the Company's decision to discontinue retail sales of its software products and the divestiture of Eduverse. During fiscal year ended December 31, 2000, gross revenues were $31,811. Cost of revenues during fiscal year ended December 31, 2000 was $2,470. Cost of revenues generally consisted of expenses associated with the physical production of the "boxed" software packages that were sold in the retail market.

     During fiscal year ended December 31, 2001, the Company recorded operating expenses of $379,863 compared to $489,848 of operating expenses recorded during fiscal year ended December 31, 2000 (a decrease of $109,985). During fiscal year ended December 31, 2001, operating expenses consisted only of general and administrative expenses. Although there was a decrease in operating expenses during fiscal year ended December 31, 2001, general and administrative expenses increased by $314,489 from $65,374 incurred during fiscal year ended December 31, 2000 compared to $379,863 incurred during fiscal year ended December 31, 2001. This increase in general and administrative expenses during fiscal year ended December 31, 2001 was primarily due to an increase in expenses related to the negotiation, consummation and sale of Eduverse, the termination of previous operating activities, and required shareholder approval of the Share Purchase Agreement dated March 2, 2001. See "Item 4. Submission of Matters to a Vote of Security Holders."

     General and administrative expenses generally include corporate overhead, administrative salaries, selling expenses, consulting costs and professional fees. Of the $379,863 incurred as general and administrative expenses, an aggregate of $290,700 was incurred payable to Investor Communications International, Inc. ("ICI") for services rendered by ICI including, but not limited to, financial, administrative and investor relations management. During fiscal year ended December 31, 2001, the Company incurred $225,000 to ICI, which together with other unpaid fees and advances of $231,896, which resulted in an aggregate of $456,896 due and owing ICI. This amount was settled pursuant to a settlement agreement dated March 14, 2001 between the Company and ICI whereby ICI agreed to accept the issuance of 15,230,000 shares of restricted common stock in settlement and release of the $456,896 due and owing. Subsequent to the settlement an additional $65,700 in fees was accrued to ICI. Of the additional $65,700 incurred, $37,481 was settled pursuant to a settlement agreement dated December 12, 2001 between the Company and ICI whereby ICI agreed to accept the issuance of 249,870 shares of restricted common stock in settlement and release of the $37,481 due and owing. A director of the Company is employed by ICI and is part of the management team provided by ICI to the Company. See "PART I. Item
5. Market for Registrant's Common Equity and Related Stockholder Matters - Recent sales of Unregistered Securities".

     There were no selling and marketing expenses incurred during fiscal year ended December 31, 2001 as compared to $416,167 incurred during fiscal year ended December 31, 2000. There were no research and development expenses incurred during fiscal year ended December 31, 2001 as compared to the $5,000 incurred during fiscal year ended December 31, 2000. This resulted primarily from the Company's termination of the development of its software programs and upgrades, the withdrawal of its software products and services from the marketplace, the sale of operating subsidiary interests, and the discontinuation of marketing itself as a technology-based company.

     During fiscal year ended December 31, 2001, the Company realized a net gain on disposal of its subsidiary, Eduverse, of $107,505 as compared to the $141,847 gain on the disposal of ESL realized during fiscal year ended December 31, 2000.

     During fiscal year ended December 31, 2001, the Company realized a net loss from discontinued operations in the amount of $112,182 as compared to $973,171 during fiscal year ended December 31, 2000. These losses resulted from the discontinued business operations involving the Company's previously owned subsidiary interests and its software products.

     As discussed above, the decrease in net loss during fiscal year ended December 31, 2001 as compared to fiscal year ended December 31, 2000 is attributable primarily to the realization of the loss of $112,182 compared to

$973,171 from discontinued operations and the decrease in operating expenses. The Company's net losses during fiscal year ended December 31, 2001 was approximately ($384,540) or ($0.57) per common share compared to a net loss of approximately ($1,291,831) or ($4.61) per common share during fiscal year ended December 31, 2000. The weighted average of common shares outstanding were 676,154 for fiscal year ended December 31, 2001 compared to 280,101 for fiscal year ended December 31, 2000, after giving retroactive effect to the fifty for one share consolidation completed on June 8, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company must raise additional capital. Further, the Company has not generated sufficient cash flow to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are entirely dependent upon the Company's current management to successfully research and identify new business endeavors, and to raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to successfully research, identify and acquire new business endeavors and to raise additional capital. The Company's failure to successfully identify and acquire new business endeavors and to raise additional capital will have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern, and accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of December 31, 2001, the Company's current assets were $-0- and its current liabilities were $173,026, which resulted in a working capital deficit of $173,026. The Company's current liabilities consist primarily of accounts payable and accrued liabilities in the amount of $130,185 and amounts due to related party in the amount of $42,841. During fiscal year ended December 31, 2001, loans payable in the amount of $494,377 were settled by execution of settlement agreements and issuance by the Company of restricted shares of common stock. See "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

     As of December 31, 2000, the Company's total stockholders' deficit decreased to ($173,026) from ($561,951) at December 31, 2000.

     The Company has not generated positive cash flows from operating activities. For fiscal year ended December 31, 2001, net cash from operating activities was $2,377 compared to $879,738 of net cash used in operating activities for fiscal year ended December 31, 2000 (an increase of $882,115). As noted above, the main decrease was comprised of a net loss of $379,863 for fiscal year ended December 31, 2001 compared to a net loss of $460,507 for fiscal year ended December 31, 2000 (a decrease of $80,644). Stock issued in payment for services increased to $238,202 for fiscal year ended December 31, 2001 compared to $118,576 for fiscal year ended December 31, 2000. Changes in non-cash working capital items decreased to $138,984 for fiscal year ended December 31, 2001 compared to $372,308 for fiscal year ended December 31, 2000.

     The Company's cash flow from investing activities during fiscal year ended December 31, 2001 was $-0- compared to $2,861 from investing activities during fiscal year ended December 31, 2000, which consisted of purchase of fixed assets.

     Net cash used in financing activities was $2,377 for fiscal year ended December 31, 2001 compared to cash flow from investing activities of $807,787 for fiscal year ended December 31, 2000. Net cash provided by financing activities during fiscal year ended December 31, 2000 resulted primarily from
(i) advances in the amount of $183,776, and (ii) the issuance of common stock in the amount of $608,000 for fiscal year. Net cash used in financing activities was $2,377 for fiscal year ended December 31, 2001 resulting primarily from cash disposed on the sale of the Company's subsidiary, Eduverse.

     Current management of the Company anticipates a possible increase in operating expenses in order to successfully research and identify new business endeavors. The Company may finance these expenses with further issuance of common stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next six months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations.

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

     Audit Fees

     As of the date of this Annual Report, the Company has incurred approximately $14,400 in fees to its principal independent accountant for professional services rendered during fiscal year ended December 31, 2001 in connection with preparation of the Company's audited financial statements. For fiscal year ended December 31, 2001, the Company incurred approximately $10,200 as fees billed by its principal independent accountant for all other non-audit services (including reviews of the Company's quarterly financial statements).

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Consolidated Financial Statement".

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          Auditors' Report dated January 31, 2002
          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statement of Stockholders' Equity
          Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements

                                TABLE OF CONTENTS
                                -----------------

                                                                          Page
                                                                          ----

Auditors' Report.......................................................    F-2

Consolidated Balance Sheet.............................................    F-3

Consolidated Statements of Operations..................................    F-4

Consolidated Statement of Stockholders' Equity (Deficit)...............    F-5

Consolidated Statements of Cash Flows..................................    F-6

Notes to Consolidated Financial Statements.............................    F-7

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
                                                  Email    rjl@labonteco.com


                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of eduverse.com

We have audited the consolidated balance sheets of eduverse.com as at December 31, 2001 and 2000 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2001 and 2000 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended in accordance with United States generally accepted accounting principles.

                                            /s/  LaBonte & Co.
                                            ----------------------------------
                                                 LaBonte & Co.

                                            CHARTERED ACCOUNTANTS
Vancouver, B.C.
January 31 ,2002


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING
-----------------------------------------------------------------------
DIFFERENCES
-----------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated January 31, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.


                                            /s/  LaBonte & Co.
                                            ----------------------------------
                                                 LaBonte & Co.

                                            CHARTERED ACCOUNTANTS


Vancouver, B.C.
January 31, 2002


                                          EDUVERSE.COM

                                   CONSOLIDATED BALANCE SHEET


                                                                    December 31,   December 31,
                                                                            2001           2000
                                                                     -----------    -----------

                                             ASSETS

CURRENT ASSETS
   Accounts receivable                                               $      --      $    17,004
   Taxes recoverable                                                        --           12,381
   Prepaid expenses and other                                               --           56,080
                                                                     -----------    -----------


                                                                            --           85,465

FIXED ASSETS, net of depreciation                                           --           35,321
                                                                     -----------    -----------


TOTAL ASSETS                                                         $      --          120,786
                                                                     ===========    ===========



                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Bank overdraft                                                    $      --      $     1,011
   Accounts payable and accrued liabilities                              130,185        262,950
   Due to related party                                                   42,841        225,000
   Loans payable                                                            --          193,776
                                                                     -----------    -----------

                                                                         173,026        682,737
                                                                     -----------    -----------

CONTINGENCIES (Notes 1 and 6)

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital Stock (Note 4)
   Common stock, $.001 par value, 50,000,000 shares authorized
      1,000,000 post-consolidation shares issued and outstanding          37,755         14,347
   Additional paid-in capital                                          2,994,633      2,201,675
   Common stock subscriptions                                             15,000         25,000
   Accumulated deficit                                                (3,220,414)    (2,835,874)
   Accumulated other comprehensive income                                   --           32,901
                                                                     -----------    -----------


                                                                        (173,026)      (561,951)
                                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $      --      $   120,786
                                                                     ===========    ===========


       The accompanying notes are an integral part of these consolidated financial statements

                                              F-3

                                  EDUVERSE.COM

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year ended     Year ended
                                                    December 31,   December 31,
                                                            2001           2000
                                                     -----------    -----------
REVENUES
   Software sales                                    $      --      $    25,359
   Other income                                             --            6,452
                                                     -----------    -----------

                                                            --           31,811
   Cost of revenues                                         --           (2,470)
                                                     -----------    -----------

NET REVENUE                                                 --           29,341
                                                     -----------    -----------

EXPENSES
   Depreciation                                             --            3,307
   General and administrative                            379,863         65,374
   Selling and marketing                                    --          416,167
   Research and development                                 --            5,000
                                                     -----------    -----------

                                                         379,863        489,848
                                                     -----------    -----------

OPERATING LOSS FROM CONTINUING OPERATIONS               (379,863)      (460,507)

LOSS FROM DISCONTINUED OPERATIONS (Note 5)              (112,182)      (973,171)

GAIN ON DISPOSAL OF EDUVERSE DOT COM INC. (Note 5)       107,505           --

GAIN ON DISPOSAL OF ESL (Note 5)                            --          141,847
                                                     -----------    -----------

NET LOSS FOR THE PERIOD                              $  (384,540)   $(1,291,831)
                                                     ===========    ===========



BASIC NET LOSS PER SHARE                             $     (0.57)   $     (4.61)
                                                     ===========    ===========

WEIGHTED AVERAGE POST-CONSOLIDATION
   COMMON SHARES OUTSTANDING                             676,154        280,101
                                                     ===========    ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements



                                                EDUVERSE.COM

                                       STATEMENT OF STOCKHOLDERS' EQUITY

                                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                   Additional
                                                       Number of                    Shares to      Paid - in
                                                         Shares         Amount      be Issued       Capital
                                                      -----------    -----------   -----------    -----------
Balance, December 31, 1999                             13,187,434    $    13,185   $     3,078    $ 1,384,683

Issuance of common stock for cash                         856,666            857          --          607,143
Issuance of common stock for cash received in 1999           --                2        (3,078)         3,076
Issuance of common stock for services rendered            289,334            289          --          164,367
Common stock to be issued for services rendered              --             --          25,000           --
Issuance of common stock for interest expense              14,000             14          --            6,986
Stock-based compensation                                     --             --            --           35,420
Foreign currency translation loss                            --             --            --             --
Net loss, year ended December 31, 2000                       --             --            --             --
                                                      -----------    -----------   -----------    -----------

Balance, December 31, 2000                             14,347,434         14,347        25,000      2,201,675

Common stock issued for cash received in 2000             100,000            100       (10,000)         9,900
Issuance of common stock for services rendered          8,371,187          8,371          --          253,831
Issuance of common stock for debt                      14,686,813         14,687          --          491,996
Stock consolidation, 50:1                             (36,755,304)          --            --             --
Issuance of common stock for debt                         249,870            250          --           37,231
Foreign exchange realized on disposal of subsidiary          --             --            --             --
Net loss, year ended December 31, 2001                       --             --            --             --
                                                      -----------    -----------   -----------    -----------

Balance, December 31, 2001                              1,000,000    $    37,755   $    15,000    $ 2,994,633
                                                      ===========    ===========   ===========    ===========


                                The accompanying notes are an integral part of
                                   these consolidated financial statements

                                                     F-5



                                          EDUVERSE.COM

                                 STATEMENT OF STOCKHOLDERS' EQUITY

                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                           (Continued}



                                                      Accumulated    Accumulated       Total
                                                         Other         Deficit
                                                     Comprehensive
                                                        Income
                                                      -----------    -----------    -----------
Balance, December 31, 1999                            $     1,673    $(1,544,043)   $  (141,424)

Issuance of common stock for cash                            --             --          608,000
Issuance of common stock for cash received in 1999           --             --             --
Issuance of common stock for services rendered               --             --          164,656
Common stock to be issued for services rendered              --             --           25,000
Issuance of common stock for interest expense                --             --            7,000
Stock-based compensation                                     --             --           35,420
Foreign currency translation loss                          31,228           --           31,228
Net loss, year ended December 31, 2000                       --       (1,291,831)    (1,291,831)
                                                      -----------    -----------    -----------

Balance, December 31, 2000                                 32,901     (2,835,874)      (561,951)

Common stock issued for cash received in 2000                --             --             --
Issuance of common stock for services rendered               --             --          262,202
Issuance of common stock for debt                            --             --          506,683
Stock consolidation, 50:1                                    --             --             --
Issuance of common stock for debt                            --             --           37,481
Foreign exchange realized on disposal of subsidiary       (32,901)          --          (32,901)
Net loss, year ended December 31, 2001                       --         (384,540)      (384,540)
                                                      -----------    -----------    -----------

Balance, December 31, 2001                            $      --      $(3,220,414)   $  (173,026)
                                                      ===========    ===========    ===========


                         The accompanying notes are an integral part of
                             these consolidated financial statements

                                           F-5(Con't)



                                              EDUVERSE.COM

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year ended       Year ended
                                                                          December 31,     December 31,
                                                                                  2001             2000
                                                                             ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net operating loss from continuing operations                              $(379,863)       $(460,507)
  Adjustments to reconcile net loss to net cash from operating activities:
  - stock based compensation                                                      --             35,420
  - Common stock issued for services rendered                                  238,202          118,576
  - Common stock issued for interest expense                                      --              7,000
  - Depreciation                                                                  --              3,307
  - Net changes in working capital items                                       138,984          372,308
                                                                             ---------        ---------

Cash flows from continuing operations                                           (2,677)          76,104

Cash flows from discontinued operations                                          5,054         (955,842)
                                                                             ---------        ---------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                   2,377         (879,738)
                                                                             ---------        ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                                            --            608,000
  Cash received on common stock to be issued                                      --             15,000
  Bank overdraft (repayment)                                                    (1,011)           1,011
  Cash disposed of on sale of subsidiary                                        (1,366)            --
  Loans payable                                                                   --            183,776
                                                                             ---------        ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                  (2,377)         807,787
                                                                             ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of capital assets                                                      --             (2,861)
                                                                             ---------        ---------

CASH FLOWS USED IN INVESTING ACTIVITIES                                           --             (2,861)
                                                                             ---------        ---------

EFFECT OF FOREGIN EXCHANGE RATE CHANGES ON CASH                                   --             31,228
                                                                             ---------        ---------

INCREASE (DECREASE) IN CASH                                                       --            (43,584)

CASH, BEGINNING OF YEAR                                                           --             43,584
                                                                             ---------        ---------

CASH, END OF YEAR                                                            $    --          $    --
                                                                             =========        =========


OTHER SIGNIFICANT NON-CASH TRANSACTIONS
During the year ended December 31, 2001 the Company issued 14,686,813 pre-consolidation common shares in settlement of debt of $506,683 and 8,371,187 pre-consolidation common shares for payment of current services of $262,202 of which $24,000 were incurred by eduverse dot com, inc. The Company also issued
249,870 post-consolidation common shares in settlement of debt of $37,481.


                             The accompanying notes are an integral part of
                                these consolidated financial statements

                                                  F-6

                                  EDUVERSE.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
================================================================================

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

Description of business

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a loss of $379,863 from continuing operations for the year ended December 31, 2001, and as of December 31, 2001 had a working capital deficiency of $173,026. Management recognizes that the Company must obtain additional financial resources by raising capital to enable it to continue normal operations. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. Management has been unable to raise additional equity capital to implement its marketing and development initiatives for its current operations and is therefore looking at other business opportunities for the Company. On March 2, 2001, the Company entered into an agreement and sold its subsidiary eduverse dot com, inc. effective June 30, 2001. Refer to Note 5. These factors raise substantial doubt regarding the Company's continuation as a going concern.

These financial statements do not include any adjustments to the carrying values and classification of assets and liabilities which may be necessary if the Company is unable to continue as a going concern.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary: M&M Information and Marketing Services Inc. (incorporated in Nevada, USA) and the results of operations for eduverse dot com, inc. to June 30, 2001 (refer to Note 5). All significant intercompany accounts and transactions have been eliminated.

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

Financial instruments
At December 31, 2001, the Company has the following financial instruments: accounts payable and accrued liabilities. The carrying value of these instruments is considered to approximate fair value based on their short term nature.

Net Loss per Common Share
Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflects the potential dilution of securities that could share in the earnings
(loss) of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

EDUVERSE.COM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
================================================================================

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

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2001 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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


NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

On October 9, 2000 the Company entered into a management services agreement with Investor Communications, Inc. ("ICI"), a significant shareholder, to provide management and investor relations services for the Company. During the year ended December 31, 2001, the Company incurred $225,000 to ICI which together with other unpaid fees and advances of $231,896 resulted in total unpaid amounts of $456,896 which were settled by the issuance of 15,230,000 pre-consolidation common shares. An additional $65,700 in fees was accrued to ICI since the debt settlement and on December 12, 2001 the Company issued 249,870 shares of common stock to ICI in settlement of an additional $37,481 of debt. At December 31, 2001, $42,841 remains owing to ICI for fees, cash advances and amounts paid on behalf of the Company.

EDUVERSE.COM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
================================================================================

NOTE 3 - RELATED PARTY TRANSACTIONS (con't)
--------------------------------------------------------------------------------

General and administrative expenses including salaries of $12,000 and consulting fees of $3,500 were paid to a significant shareholder who was also a former director of eduverse dot com, inc. during the year ended December 31, 2001.

A director of the Company has been contracted by ICI and is part of the management team provided to the Company. This director received $18,250 from Investor Communications during the year relating to eduverse.com.


NOTE 4 - CAPITAL STOCK
--------------------------------------------------------------------------------

Authorized

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

Issued

On March 14, 2001, the Company entered into settlement agreements with certain creditors including stockholders, a former director and officers to settle debts totalling $768,885 by the issuance of 23,058,000 pre-consolidation common shares at prices ranging from $.03 to $.04271 per share.

The Company received shareholder approval for a reverse stock split of 50:1 which took place on June 8, 2001 which resulted in a reduction of the issued and outstanding shares of common stock from 37,505,434 shares to 750,130 shares.

On December 12, 2001 the Company issued to ICI 249,870 shares of common stock at $0.15 per share in settlement of $37,481 of debt owing by the Company to ICI.

Stock options

In 1998, the Board of Directors approved the creation of the "1998 Employee Stock Purchase Plan" pursuant to which the Company has reserved 500,000 pre-consolidation shares of common stock; the "1998 Stock Option Plan" pursuant to which the Company reserved 2,500,000 pre-consolidation shares of common stock; and the "1998 Directors' Stock Option Plan" pursuant to which the Company reserved 150,000 pre-consolidation shares of common stock. No options have been granted under the 1998 Employee Stock Purchase Plan.

In 2000, the Company granted 225,000 stock options to consultants at the market price of the underlying stock on the date of grant. Of these options granted, 75,000 were subject to vesting at 10% per month commencing June 1, 2000. Compensation expense of $35,420, relating to the options vested in the year in connection with these grants, was recorded in 2000.

Effective December 31, 2000 the Board of Directors cancelled the remaining 2,425,000 options previously granted in connection with the 1998 Stock Option Plan and the 1998 Directors' Stock Option Plan and as a result, as at December 31, 2000 and 2001 the Company has no stock options outstanding under any of the plans.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option granted in 2000 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 133% and a weighted average expected life of the option of 3.75 years.

EDUVERSE.COM
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
================================================================================

NOTE 7 - CAPITAL STOCK (cont')
--------------------------------------------------------------------------------

For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's pro-forma information relating to the granting and vesting of stock options is as follows:

                                                      2001              2000
                                                  -----------       -----------

Net loss                          As reported     $  (384,540)      $(1,291,831)
APB 25 compensation expense       As reported            --              35,420
SFAS 123 compensation expense     Pro-forma              --            (241,020)
                                                  -----------       -----------


                                  Pro-forma       $  (384,540)      $(1,497,431)
                                                  ===========       ===========


Pro-forma net loss per share
     Basis and fully diluted      Pro-forma       $     (0.57)      $     (0.11)
                                                  ===========       ===========


NOTE 5 - DISPOSAL OF SUBSIDIARIES
--------------------------------------------------------------------------------

On March 2, 2001, the Company entered into an agreement with Syncro-Data Systems, Ltd. ("Syncro"), a private British Columbia company, to sell the Company's subsidiary, eduverse dot com inc. ("eduverse") in consideration for advances of $50,000 to eduverse for operating expenses and assumption of all debts of eduverse. The agreement was subject to shareholder approval which was received on June 1, 2001. The sale was effective June 30, 2001 and resulted in a gain on disposal of $107,505. The results of operations of eduverse for the period ended June 30, 2001 and the year ended December 31, 2000 have been separately disclosed as loss from discontinued operations.

On August 15, 2000 the Company sold its entire interest of ESL Pro Systems Inc. in consideration of $1 to Savoy Capital Limited. As a result of this transaction the company realized a gain on disposal of $141,847. ESL had no operations for the period January 1, 2000 to August 15, 2000.


NOTE 6 - LEGAL ACTIONS
--------------------------------------------------------------------------------

On September 5, 2001 Mark Edward Bruk, former Chairman, President and C.E.O. of eduverse.com filed a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia. In the Writ the Plaintiff claims $85,305.97 in unpaid salary, unreimbursed expenses, employee benefits, vacation pay and other sundry payments. The Company applied to the Court in British Columbia, Canada to strike the claim for lack of jurisdiction. On January 8, 2002 the Supreme Court of British Columbia set aside the Writ of Summons and Statement of Claim and the Company obtained an Order from the Court that it did not have jurisdiction to hear the claim. Mr. Bruk has also been ordered to pay the costs of the application.

On May 17, 2001 a complaint was filed with the SEC against the Company involving a previous investor of the Company who had subscribed for shares in October 2000 pursuant to a subscription agreement and who subsequently attempted to rescind the transactions. The Company has answered the complaint and the outcome is not presently determinable.


NOTE 7 - INCOME TAXES
--------------------------------------------------------------------------------

The Company's net operating loss carryforwards for U.S. income tax purposes amount to approximately $1,180,000 at December 31, 2001. These carryforwards will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

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

     During the Company's two most recent fiscal years and any subsequent interim period preceding the resignation of Ernst & Young LLP, there were no disagreements with Ernst & Young LLP nor LaBonte & Co. which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP or LaBonte & Co., would have caused either Ernst & Young LLP or Labonte & Co. to make reference to the subject matter of the disagreements in connection with its respective reports. Neither Ernst & Young LLP nor LaBonte & Co., as the Company's principal independent accountant, provided an adverse opinion or disclaimer of opinion to the Company's financial statements, nor modify its opinion as to uncertainty, audit scope or accounting principles, except the respective reports for the year ended December 31, 2000 and 2001 contained an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern as described in note 1 to the consolidated financial statements for the year ended December 31, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

Name                      Age                 Position with the Company
----                      ---                 -------------------------

Grant Atkins               41                 President, Secretary/
                                              Treasurer and Director

Herbert Ackerman           71                 Director

     GRANT ATKINS has been the President, Secretary and Treasurer and a Director of the Company since March 1, 2001. For the past six years, Mr. Atkins has been self-employed as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. For the past four years, Mr. Atkins has been a director and the secretary for Intergold Corporation, an OTC Bulletin Board company, for which he has provided organization and controller duties since its formation. Mr. Atkins is also the director and president for Vega-Atlantic Corporation, an OTC Bulletin Board public company engaged in the exploration and development of oil and gas, gold and other minerals within the United States and internationally, and Hadro Resources, Inc., an OTC Bulletin Board public company engaged in oil and natural gas exploration and development within the United States and internationally.

     HERBERT ACKERMAN has been a self-employed businessman from April 1995 to September 1997 who consulted with various enterprises primarily in the mineral resources exploration fields on fundraising. From September 1997 to the present, Mr. Ackerman acts as the President of Montoro Resources Inc. listed on the Canadian Venture Exchange (CDNX), a company involved in exploration of gold, zinc and copper. In his capacity as President of Montoro Resources Inc., Mr. Ackerman administers the day-to-day operations, provides investor relations duties, arranges various financings, and seeks and evaluates general business prospects of interest. Mr. Ackerman has also been the secretary/treasurer of Vega-Atlantic Corporation, an OTC Bulletin Board public company engaged in oil and natural gas exploration and development within the United States and internationally.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2001.

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

     On October 9, 2000, the Company entered into a management service agreement with Investor Communications International, Inc. ("ICI"). The management service agreement provides that the Company will make monthly payments to ICI in the amount of $75,000 for services rendered. ICI provides a wide range of management, financial and administrative services to the Company. Grant Atkins may derive remuneration from the Company indirectly through ICI. As of fiscal year ended December 31, 2001, the Company accrued approximately $290,700 and paid approximately $-0- to ICI for services rendered. On March 14, 2001 and December 12, 2001, the Company entered into settlement agreements with ICI pursuant to which ICI agreed to settle the aggregate debt of $456,897 and $37,480, respectively, due and owing ICI by the Company and accept the issuance of 15,230,000 and 249,870, respectively, shares of restricted common stock.

     As of the date of this Annual Report, all executive officers and directors of the Company are reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. Any executive compensation is subject to change concurrent with Company requirements.

         Summary Compensation Table
         --------------------------

                               Annual Compensation           Awards    Payouts
                              ---------------------        ----------  -------
                                 $      $       $         $      #         $
Name and Position             Salary  Bonus   Other      RSA  Options  TIP Other
-------------                 ------  -----   -----      ---  -------   ------
                                                 (1)
Mark E. Bruk            1999  $65,000   0       0         0      0        0
Pres./Treasurer         2000   54,000   0       0         0      0        0
and Director            2001     0      0       0         0      0        0

                                                 (1)
Marc Crimeni            1999  $60,000   0       0         0      0        0
President/Treasurer     2000   60,770   0       0         0      0        0
and Director            2001     0      0       0         0      0        0

                                                 (1)
Robert Harris           1999  $24,000   0       0         0      0        0
Secretary and Director  2000   28,000   0       0         0      0        0
                        2001     0      0       0         0      0        0

Peter O'Donnell         1999     0      0       0         0      0        0
Director                2000     0      0       0         0      0        0
                        2001     0      0       0         0      0        0

                                                 (1)
Jeffrey Mah             1999  $72,000   0       0         0      0        0
Chief Tech. Officer     2000   69,885   0       0         0      0        0
                        2001     0      0       0         0      0        0

                                                 (1)
Lorne Reicher           1999  $40,000   0       0         0      0        0
V.President Operations  2000   41,300   0       0         0      0        0
                        2001     0      0       0         0      0        0

Gary Powers             2000     0      0       0         0      0        0
Director                2001     0      0       0         0      0        0

                                                 (2)
Grant Atkins            2000     0      0       0         0      0        0
President, Secretary,   2001     0      0    $18,250      0      0        0
Treasurer and Director

Herbert Ackerman        2001     0      0       0         0      0        0
--------------------------------------
(1)
  Received pursuant to contractual provisions of respective employment Agreements, which have been terminated.
(2)
  Grant Atkins may indirectly receive compensation from the Company through the contractual relationship between the Company and ICI.

STOCK OPTIONS AND PURCHASE PLANS

     During fiscal years ended 1998, 1999 and 2000, the Board of Directors of the Company authorized the grant of stock options to certain officers, directors and significant consultants as reflected below in the "Aggregated Options/SAR Exercises and Fiscal Year-End Options/SAR Value Table".

     1998 Stock Option Plans. During 1998, the Board of Directors and shareholders of the Company adopted the 1998 Stock Option Plan (the "1998 Plan") pursuant to which the Company reserved 2,500,000 shares of common stock and the 1998 Directors' Stock Option Plan (the "1998 Directors' Plan") pursuant to which the Company reserved 150,000 shares of common stock.

     Effective December 31, 2000, the board of directors cancelled 2,425,000 options previously granted in connection with the 1998 Plan and the 1998 Directors' Plan and, as a result, the Company has no stock options outstanding under any of the plans. As of the date of this Annual Report, the 1998 Plan has been terminated in accordance with its provisions and the 1998 Directors Plan has been terminated in accordance with its provisions.

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

--------------------------------------------------------------------------------
Title of Class        Name and Address         Amount and Nature     Percent of
                    of Beneficial Owner       of Beneficial Owner       Class

--------------------------------------------------------------------------------
                                                          (1)
Common Stock      Investor Communications           554,470             55.45%
                  International, Inc.
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98230

                                                           (1)
Common Stock      Marc Crimeni                       61,939              6.19%
                  1235 West Pender Street
                  Vancouver, British Columbia
                  Canada V6E 2V1

                                                           (1)
Common Stock      Syncro-Data Systems, Inc.          88,340              8.83%
                  1235 West Pender Street
                  Vancouver, British Columbia
                  Canada V6E 2V1

                                                           (1)
Common Stock      Mark E. Bruk                       67,266              6.72%
                  1235 West Pender Street
                  Vancouver, British Columbia
                  Canada V6E 2V1


Common Stock      All current officers and directors      0                 0%
                  as a group (2 persons)
--------------------------------------------------------------------------------
(1)
  These are restricted shares of Common Stock.

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

     (b)  Reports on Form 8-K.

          (i)  Form 8-K filed on February 13, 2002.


SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EDUVERSE.COM

Dated: March 21, 2002                     By:  /s/  GRANT ATKINS
                                              ----------------------------------
                                                    Grant Atkins, President