Form 10QSB
period 2002-03-31
EDUVERSE COM
filed 2002-05-15
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                           435 Martin Street, Suite 2000
                              Blaine, Washington 98230
                         -------------------------------
                    (Address of Principal Executive Offices)

                                 (360) 332-7734
                                 --------------
                           (Issuer's telephone number)


                               7583 Water View Way
                               Reno, Nevada 89511
                               ------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 13, 2002
------                                      -------------------------------
Common Stock, $.001 par value                3,000,000

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 BALANCE SHEETS                                               2

                 INTERIM STATEMENTS OF OPERATIONS                             3

                 INTERIM STATEMENTS OF CASH FLOWS                             4

                 NOTES TO INTERIM FINANCIAL STATEMENTS                        5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    9

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           13

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   14

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             15

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15

         ITEM 5. OTHER INFORMATION                                           15

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            15

SIGNATURES                                                                   16


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                       EDUVERSE.COM
                               (A Development Stage Company)

                                CONSOLIDATED BALANCE SHEETS


                                                                  March 31,     December 31,
                                                                     2002          2001
                                                                 -----------    -----------
                                                                 (unaudited)
                                          ASSETS
CURRENT ASSETS
   Cash                                                          $       500    $      --
                                                                 -----------    -----------

TOTAL ASSETS                                                     $       500    $      --
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities                         $   132,999    $   130,185
Advances payable                                                       2,383           --
Due to related party (Note 3)                                        252,448         42,841
                                                                 -----------    -----------

                                                                     387,830        173,026
                                                                 -----------    -----------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital Stock (Note 4)
   Common stock, $.001 par value, 50,000,000 shares authorized
      1,000,000 shares issued and outstanding                         37,755         37,755
   Additional paid-in capital                                      2,994,633      2,994,633
   Common stock subscriptions                                         15,000         15,000
   Accumulated deficit                                            (3,434,718)    (3,220,414)
                                                                 -----------    -----------

                                                                    (387,330)      (173,026)
                                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $       500    $      --
                                                                 ===========    ===========


                   The accompanying notes are an integral part of these
                        interim consolidated financial statements



                                  EDUVERSE.COM
                          (A Development Stage Company)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                    Three months    Three months
                                                    ended March     ended March
                                                      31, 2002        31, 2001
                                                    -----------     -----------

EXPENSES
   General and administrative                       $   214,304     $   272,058
                                                    -----------     -----------

OPERATING LOSS FROM CONTINUING OPERATIONS              (214,304)       (272,058)

LOSS FROM DISCONTINUED OPERATIONS                          --          (134,423)
                                                    -----------     -----------

NET LOSS FOR THE PERIOD                             $  (214,304)    $  (406,481)
                                                    ===========     ===========




BASIC NET LOSS PER SHARE                            $     (0.21)    $     (1.07)
                                                    ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            1,000,000         380,981
                                                    ===========     ===========





              The accompanying notes are an integral part of these
                   interim consolidated financial statements



                                             EDUVERSE.COM
                                     (A Development Stage Company)

                             INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                           Three months       Three months
                                                                          ended March 31,    ended March 31,
                                                                                2002               2001
                                                                             ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net operating loss from continuing operations                              $(214,304)         $(406,481)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Common stock issued for services rendered                                     --              262,202
  - Depreciation                                                                  --                5,166
  - Net changes in working capital items                                       214,804             65,179
                                                                             ---------          ---------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                     500            (73,934)
                                                                             ---------          ---------


CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft repayment                                                        --               (1,011)
  Loans payable                                                                   --               49,706
                                                                             ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                              --               48,695
                                                                             ---------          ---------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                   --               25,906
                                                                             ---------          ---------

INCREASE IN CASH                                                                   500                667

CASH, BEGINNING OF PERIOD                                                         --                 --
                                                                             ---------          ---------

CASH, END OF PERIOD                                                          $     500          $     667
                                                                             =========          =========




                         The accompanying notes are an integral part of these
                              interim consolidated financial statements

                                                  4

                                  EDUVERSE.COM
                         (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
================================================================================
                                  (Unaudited)


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

Description of business
The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a loss of $214,304 from continuing operations for the period ended March 31, 2002, and as of March 31, 2002 had a working capital deficiency of $387,330. Management recognizes that the Company must obtain additional financial resources by raising capital to enable it to acquire or develop a new business venture and continue normal operations. However, no assurances can be given that the Company will be successful in raising additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. On March 2, 2001, the Company entered into an agreement and sold its subsidiary eduverse dot com, inc. effective June 30, 2001. Refer to Note 5. Accordingly, effective January 1, 2002, the Company is considered to be in the development stage. These factors raise substantial doubt regarding the Company's continuation as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, M&M Information and Marketing Services Inc. (incorporated in Nevada, USA) and the results of operations for eduverse dot com, inc., which was sold effective June 30, 2001. All significant intercompany accounts and transactions have been eliminated.

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

Financial instruments
At March 31, 2002 the Company has the following financial instruments: accounts payable and accrued liabilities, advances payable, and due to related party. The carrying value of these instruments is considered to approximate fair value based on their short-term nature.

                                  EDUVERSE.COM
                         (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
================================================================================
                                  (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

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

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2002 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

                                  EDUVERSE.COM
                         (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
================================================================================
                                  (Unaudited)


NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

On October 9, 2000 the Company entered into a management services agreement with Investor Communications, Inc. ("ICI"), a significant shareholder, to provide management and investor relations services for the Company. During the quarter ended March 31, 2002, the Company incurred $203,300 to ICI. As of March 31, 2002, $252,448 is owing to ICI for fees and cash advances and interest.

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


NOTE 5 - DISPOSAL OF SUBSIDIARY
--------------------------------------------------------------------------------

On March 2, 2001, the Company entered into an agreement with Syncro-Data Systems, Ltd. ("Syncro"), a private British Columbia company, to sell the Company's subsidiary, eduverse dot com inc. ("eduverse") in consideration for advances of $50,000 to eduverse for operating expenses and assumption of all debts of eduverse. The agreement was subject to shareholder approval which was received on June 1, 2001. The sale was effective June 30, 2001 and resulted in a gain on disposal of $107,505. The results of operations of eduverse for the period ended March 31, 2001 have been separately disclosed as loss from discontinued operations.


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

                                  EDUVERSE.COM
                         (A Development Stage Company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
================================================================================
                                  (Unaudited)


NOTE 7 - SUBSEQUENT EVENT
--------------------------------------------------------------------------------

Subsequent to March 31, 2002, the Company completed a private placement of 2,000,000 common shares at a price of $0.125 per share for proceeds of $250,000.


NOTE 8 - INCOME TAXES
--------------------------------------------------------------------------------

The Company's net operating loss carryforwards for U.S. income tax purposes amount to approximately $1,180,000. These carryforwards will expire, if not utilized, beginning in 2014. The potential tax benefit of these losses has not been recorded as a full deferred tax asset valuation allowance has been provided due to the uncertainty regarding the realization of these losses.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Eduverse.com, a Nevada corporation (the "Company"), currently trades on the OTC Bulletin Board under the symbol "EDVS". As at March 31, 2002, the Company is involved in research and due diligence of possible acquisitions having previously divested itself of its educational internet business interests. Current management of the Company anticipates that during fiscal year 2002, the Company will continue to undertake research relating to prospective new business endeavors. This research may, and is anticipated to result in the Company entering into business operations that are not in the educational software industry.

     The Company, through its former wholly-owned subsidiary Eduverse Dot Com Inc. ("Eduverse"), had primarily been a technology-based company engaged in the business of developing and marketing interactive multimedia educational software programs. During fiscal year 1999, however, the Company began exiting the traditional method of selling its software through retail channels and focused primarily on partnering with various governments to combine education, the Internet and corporate advertising in marketing its new products. The Company expected to generate a majority of its revenues from these software products by charging fees for advertising that was to be placed within the software. The Company intended to offer its software free to educational and other institutions within approximately thirty countries, which operated private computer networks and allowed advertisements to be displayed to their students, and to collect advertising fees for advertisements placed within the software.

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

     Current management of the Company anticipates that during fiscal year 2002, the Company will continue to undertake research relating to prospective new business endeavors. This research may, and is anticipated to result in the Company entering into business operations that are not in the educational software industry.

RESULTS OF OPERATION

     Three-Month Period Ended March 31, 2002 Compared to Three-Month Period Ended March 31, 2001

     The Company's net losses during the three-month period ended March 31, 2002 were approximately $214,304 compared to a net loss of approximately $406,481 during the three-month period ended March 31, 2001 (a decrease of $192,177).

     Net revenues during the three-month periods ended March 31, 2002 and 2001 were $-0-.

     During the three-month period ended March 31, 2002, the Company recorded operating expenses of $214,304 compared to $272,058 of operating expenses recorded during the three-month period ended March 31, 2001 (a decrease of $57,754). During the three-month periods ended March 31, 2002, operating expenses consisted only of general and administrative expenses.

     During the three-month period ended March 31, 2001, the Company realized a loss from discontinued operations in the amount of $134,423 as compared to $-0-during the three-month period ended March 31, 2002. This loss resulted from the discontinued business operations involving the Company's previously owned subsidiary interests and its software products. The additional operating loss of $134,423 from discontinued operations incurred during the three-month period ended March 31, 2001 resulted in a total net loss of $406,481 for the three-month period ended March 31, 2001 compared to the net loss of $214,304 resulting from general and administrative expenses incurred during the three-month period ended March 31, 2002.

     General and administrative expenses generally include corporate overhead, administrative salaries, selling expenses, consulting costs and professional fees. Of the $214,304 incurred as general and administrative expenses, an aggregate of $203,300 was incurred payable to Investor Communications International, Inc. ("ICI") for services rendered by ICI including, but not limited to, financial, administrative and investor relations management.

     During the three-month period ended March 31, 2002, the Company incurred $203,300 to ICI, which together with other unpaid fees and advances of $49,148, which resulted in an aggregate of $252,448 due and owing ICI. During the three-month period ended March 31, 2001, the Company incurred $225,000 to ICI, which together with other unpaid fees and advances of $231,896, which resulted in an aggregate of $456,896 due and owing ICI. This amount was settled pursuant to a settlement agreement dated March 14, 2001 between the Company and ICI whereby ICI agreed to accept the issuance of 15,230,000 shares of restricted common stock in settlement and release of the $456,896 due and owing. Subsequent to the settlement, an additional $65,700 in fees was accrued to ICI. $37,481 of this amount was settled pursuant to a settlement agreement dated December 12, 2001 between the Company and ICI whereby ICI agreed to accept the issuance of 249,870 shares of restricted common stock in settlement and release of the $37,481 due and owing. A director of the Company is employed by ICI and is part of the management team provided by ICI to the Company.

     As discussed above, the decrease in net loss during the three-month period ended March 31, 2002 as compared to the three-month period ended March 31, 2001 is attributable primarily to the realization during the three-month period ended March 31, 2001 of the loss of $134,423 from discontinued operations and the decrease in operating expenses during the three-month period ended March 31, 2002. The Company's net losses during the three-month period ended March 31, 2002 was approximately ($214,304) or ($0.21) per common share compared to a net loss of approximately ($406,481) or ($1.07) per common share during the three-month period ended March 31, 2001. The weighted average of common shares outstanding were 1,000,000 for the three-month period ended March 31, 2002 compared to 380,981 for the three-month period ended March 31, 2001, after giving retroactive effect to the fifty for one share consolidation completed on June 8, 2001.

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

     As of March 31, 2002, the Company's current assets were $500 and its current liabilities were $387,830, which resulted in a working capital deficit of $387,330. The Company's current liabilities consist primarily of accounts payable and accrued liabilities in the amount of $132,999, advances payable in the amount of $2,383 and amounts due to related party (ICI) in the amount of $252,448.

     As of March 31, 2002, the Company's total stockholders' deficit increased to ($387,330) from ($173,026) at December 31, 2001.

     The Company has not generated positive cash flows from operating activities. For the three-month period ended March 31, 2002, net cash from operating activities was $500 compared to $73,934 of net cash used in operating activities for the three-month period ended March 31, 2001 (a decrease of $74,434). The net operating loss from continuing operations of $214,304 decreased during the three-month period ended March 31, 2002 from an operating loss from continuing operations of $406,481 during the three-month period ended March 31, 2001. Net changes in non-cash working capital items increased to $214,804 for the three-month period ended March 31, 2002 compared to $65,179 for the three-month period ended March 31, 2001.

     Cash flows from financing activities was $-0- for the three-month period ended March 31, 2002 compared to cash flow from investing activities of $48,695 for the three-month period ended March 31, 2001. Net cash provided by financing activities during the three-month period ended March 31, 2001 resulted primarily from loans payable in the amount of $49,706, which was offset by a repayment of $1,011 for bank overdraft.

FUNDING

     Current management of the Company anticipates a possible increase in operating expenses in order to successfully research and identify new business endeavors. The Company may finance these expenses with further issuance of common stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next six months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company may encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash before that time. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict the Company's business operations. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds".


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     On January 8, 2002, the Supreme Court of British Columbia set aside the Complaint, and the Company obtained an Order from the Court stating that the Court did not have jurisdiction to hear the claim. On April 24, 2002, the Company and Mr. Bruk entered into a settlement agreement and release that resolved any and all outstanding and potential disputes between the Company and Mr. Bruk. The parties agreed to provide mutual release to one another.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) During the three-month period ended March 31, 2002, the Company engaged in a private placement offering under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"). Pursuant to the terms of the private placement, the Company offered 2,400,000 shares of its common stock at $0.125 per share to raise $300,000. On approximately May 3, 2002, the Company terminated the offering pursuant to which it had sold 2,000,000 shares of common stock at $0.125 per share for aggregate gross proceeds of $250,000.00 The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, potential future earnings, assets and net worth of the Company. The Company issued shares of common stock to seven investors, none of which were accredited investors as that term is defined under Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (b) As a result of the private placement offering, there was a change in control of the Company. The board of directors of the Company desires to set forth the names and address, as of the date of this Report, and the approximate number of shares of Common Stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5) of the Company's Common Stock, and the name and shareholdings of each officer and director, and all officers and directors as a group. As of the date of this Report, there are 3,000,000 shares of common stock issued and outstanding.

--------------------------------------------------------------------------------
Title of Class    Name and Address of      Amount and Nature            Percent
                   Beneficial Owner            of Class                 of Class
--------------------------------------------------------------------------------
                                                      (1)
Common Stock      Investor Communications       554,470                   18.48%
                  International, Inc.
                  435 Martin Street
                  Suite 2000
                  Blaine, Washington 98230
                                                      (1)
Common Stock      Alexander Cox                 535,060                   17.84%
                  755 Burrard Street
                  Suite 428
                  Vancouver, British Columbia
                  Canada  V6Z 1X6
                                                      (1)
Common Stock      Calista Capital Corp.         250,000                    8.33%
                  P.O. Box W-961
                  St. Johns Antigua
                  West Indies
                                                      (1)
Common Stock      Spartan Asset Group           250,000                    8.33%
                  P.O. Box W-960
                  St. Johns Antigua
                  West Indies

--------------------------------------------------------------------------------
Title of Class    Name and Address of      Amount and Nature            Percent
                   Beneficial Owner            of Class                 of Class
--------------------------------------------------------------------------------
                                                      (1)
Common Stock      Pacific Rim Financial Inc.    250,000                    8.33%
                  C/o Arundel House
                  31A St. James Square
                  London SW1Y 4JR
                  United Kingdom
                                                      (1)
Common Stock      Eastern Capital Corp.         250,000                    8.33%
                  C/o Northbrook Farm
                  Bentley Farnham
                  Hampshire GU10 5EU
                  United Kingdom
                                                      (1)
Common Stock      Eiger Properties Inc.         250,000                    8.33%
                  C/o P.O. Box CH-4002
                  Basel, Switzerland
                                                      (1)
Common Stock      Rising Sun Capital Corp.      250,000                    8.33%
                  96 Front Street
                  Hamilton HM12
                  Bermuda

Common Stock      All current officers              -0-                     -0-
                  and directors as a
                  group (2 persons)
--------------------------------------------------------------------------------
(1)
   These are restricted shares of common stock.

     There are no arrangements or understanding among the entities and individuals referenced above or their respective associates concerning election of directors or any other matters which may require shareholder approval.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No report required.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Report on Form 8-K filed May 13, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EDUVERSE.COM

Dated: May 14, 2002                     By: /s/ Grant Atkins
                                        --------------------
                                        Grant Atkins, President