Form 10QSB
period 2002-06-30
GENEMAX CORP
filed 2002-07-29
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-27239

                                 GENEMAX CORP.
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


                                  Eduverse.com
                                  ------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of July 16, 2002
------                                      -------------------------------
Common Stock, $0.001 par value                9,580,304

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS                                       2

            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                     3

            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                     4

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    9

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           21

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   22

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             24

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         24

         ITEM 5. OTHER INFORMATION                                           24

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            24

SIGNATURES                                                                   24


PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                              EDUVERSE.COM
                                      (A Development Stage Company)

                                       CONSOLIDATED BALANCE SHEETS



                                                                         June 30, 2002      December 31, 2001
                                                                         -------------      -----------------
                                                                          (unaudited)
                                                 ASSETS
CURRENT ASSETS
   Cash                                                                   $   179,551          $      --
   Prepaid expenses                                                             6,000                 --
                                                                          -----------          -----------

                                                                              185,551                 --
ADVANCES TO GENEMAX (Note 3)                                                  250,000                 --
                                                                          -----------          -----------

TOTAL ASSETS                                                              $   435,551          $      --
                                                                          ===========          ===========


                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               $    15,253          $   130,185
   Due to related parties (Note 4)                                             19,907               42,841
                                                                          -----------          -----------

                                                                               35,160              173,026
                                                                          -----------          -----------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY (DEFICIT)
   Capital Stock (Note 5)
   Common stock, $.001 par value, 50,000,000 shares authorized
      3,700,000 shares issued and outstanding (2001 - 1,000,000 shares)        40,455               37,755
   Additional paid-in capital                                               4,871,933            2,994,633
   Common stock subscriptions receivable                                     (100,000)                --
   Common stock subscriptions                                                  15,000               15,000
   Accumulated deficit during development stage                            (4,426,997)          (3,220,414)
                                                                          -----------          -----------

                                                                              400,391             (173,026)
                                                                          -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $   435,551          $      --
                                                                          ===========          ===========


      The accompanying notes are an integral part of these interim consolidated financial statements



                                                   EDUVERSE.COM
                                           (A Development Stage Company)

                                   INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (Unaudited)


                                              Three months       Three months         Six months         Six months
                                                     ended              ended              ended              ended
                                             June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                                             -------------      -------------        -----------      -------------

EXPENSES
   General and administrative                  $    62,279        $    11,438        $   276,583        $   283,496
   Stock-based compensation                        930,000               --              930,000               --
                                               -----------        -----------        -----------        -----------

OPERATING LOSS FROM CONTINUING OPERATIONS         (992,279)           (11,438)        (1,206,583)          (283,496)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS            --               22,241               --             (112,182)

GAIN ON DISPOSAL OF SUBSIDIARY                        --              107,505               --              107,505
                                               -----------        -----------        -----------        -----------

NET INCOME (LOSS) FOR THE PERIOD               $  (992,279)       $   118,308        $(1,206,583)       $  (288,173)
                                               ===========        ===========        ===========        ===========




BASIC NET INCOME (LOSS) PER SHARE              $     (0.42)       $      0.16        $     (0.72)       $     (0.51)
                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                   2,361,538            750,130          1,684,530            566,653
                                               ===========        ===========        ===========        ===========


          The accompanying notes are an integral part of these interim consolidated financial statements



                                                EDUVERSE.COM
                                        (A Development Stage Company)

                                INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                          Six months ended     Six months ended
                                                                             June 30, 2002        June 30, 2001
                                                                             -------------        -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net operating loss from continuing operations                                $(1,206,583)         $  (283,496)
  Adjustments to reconcile net loss to net cash from operating activities:
  - Common stock issued for services rendered                                         --                238,202
  - Stock-based compensation                                                       930,000                 --
  - Gain on settlement of debt                                                     (40,763)                --
  - Net changes in working capital items                                          (103,103)              43,019
                                                                               -----------          -----------

                                                                                  (420,449)              (2,275)

Cash flows from discontinued operations                                               --                  5,055
                                                                               -----------          -----------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                                    (420,449)               2,780
                                                                               -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash disposed of on sale of subsidiary                                              --                 (1,366)
  Bank overdraft repayment                                                            --                 (1,011)
  Issuance of common shares for cash                                               850,000                 --
                                                                               -----------          -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                                     850,000               (2,377)
                                                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to GeneMax                                                             (250,000)                --
                                                                               -----------          -----------

CASH USED IN INVESTING ACTIVITIES                                                 (250,000)                --
                                                                               -----------          -----------

INCREASE IN CASH                                                                   179,551                  403

CASH, BEGINNING OF PERIOD                                                             --                   --
                                                                               -----------          -----------

CASH, END OF PERIOD                                                            $   179,551          $       403
                                                                               ===========          ===========


        The accompanying notes are an integral part of these interim consolidated financial statements

                                                      4

                                  EDUVERSE.COM
                         (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

Eduverse.com (the "Company") was incorporated on October 22, 1991, under the laws of the State of Nevada, as Ward's Futura Automotive, Ltd. The Company's name was subsequently changed to Perfect Future, Ltd. On June 11, 1998 its name was changed to Eduverse Accelerated Learning Systems, Inc. and on May 19, 1999 to Eduverse.com. During 2001 the Company sold its operating subsidiary Eduverse dot com, inc. and effective January 1, 2002 the Company is considered to be in the development stage. Accordingly, the results of operations and cash flows for the period from the inception of the development stage to June 30, 2002 are the same as the six months ended June 30, 2002. On July 15, 2002 the Company changed its name to GeneMax Corp.

On May 10, 2002 the Company executed a Letter of Intent to acquire 100% interest in the outstanding common shares of GeneMax Pharmaceuticals Inc., a Delaware Corporation ("GeneMax"). GeneMax is a development stage biotechnology company specializing in the discovery and development of immunotherapeutics aimed at the treatment and eradication of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection. Effective July 15, 2002 the Company obtained shareholder approval to commence the closing of a share exchange agreement with the shareholders of GeneMax. . Refer to Note 3.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business for the foreseeable future. The Company incurred a loss of $1,206,583 from continuing operations for the six months ended June 30, 2002. Management recognizes that the Company must obtain additional financial resources by raising capital to finance the acquisition and development of GeneMax and to continue normal operations. However, no assurances can be given that the Company will be successful in raising sufficient additional capital. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve positive cash flow. These factors raise substantial doubt regarding the Company's continuation as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


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

                                  EDUVERSE.COM
                         (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con't)
--------------------------------------------------------------------------------

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Financial instruments
The fair value of financial instruments including cash, accounts payable and due to related parties approximate carrying value due to the short-term maturity of these instruments.

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

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2002 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

                                  EDUVERSE.COM
                         (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 3 - ADVANCES TO GENEMAX
--------------------------------------------------------------------------------

Effective May 10, 2002 the Company entered into a letter of intent to acquire 100% of the issued shares in the capital of GeneMax in exchange for 11,231,965 restricted shares of common stock plus an additional 188,154 restricted shares of common stock in settlement of $188,154 of accrued GeneMax management wages and 200,000 restricted shares for a finder's fee. A total of up to 9,158,280 shares will be subject to pooling restrictions. Effective July 15, 2002, pursuant to a definitive Share Exchange Agreement, the Company commenced the closing and acquired 5,880,304 shares of GeneMax from non-British Columbia, Canada shareholders of GeneMax in exchange for the issuance of 5,880,304 restricted shares of common stock. The Company has also issued a take-over bid circular to British Columbia, Canada GeneMax shareholders for the acquisition of 4,487,001 shares in exchange for 4,487,001 restricted shares of common stock. This acquisition, when completed, will result in a change in control of the Company, and will be accounted for as a reverse-merger.

The Company, through ICI, has agreed to use its best efforts to raise a minimum of $700,000 to fund ongoing development costs of GeneMax. To June 30, 2002 the Company has received subscriptions for $700,000 in funding and advanced a total of $250,000 to GeneMax which is secured by a convertible loan agreement. The loan bears interest at 10% per annum compounded semi-annually and is secured by way of a fixed and floating charge on all of the assets of GeneMax.


NOTE 4 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

On October 9, 2000 the Company entered into a management services agreement with Investor Communications International, Inc. ("ICI"), a significant shareholder, to provide management and investor relations services for the Company. During the period ended June 30, 2002, the Company incurred $248,300 in fees and $8,782 in interest to ICI. During the period ended June 30, 2002 the Company repaid ICI $322,000 for amounts owing. As of June 30, 2002, $17,356 is owing to ICI for fees, cash advances and interest. The Company subsequently entered into a new consulting services agreement whereby ICI will provide various corporate services on a month-by-month basis for a fee of $10,000 per month plus expenses.

During the period ended June 30, 2001, the Company incurred $225,000 to ICI which together with other unpaid amounts totalled $456,896 which was settled by the issuance of 15,230,000 pre-consolidation common shares. .

A director of the Company has been contracted by ICI and is part of the management team provided to the Company. This director was paid approximately $5,000 during the six month period ended June 30, 2002. In addition, this director is owed $2,550 for expenses paid on behalf of the Company.


NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

Authorized

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

The Company received shareholder approval for a reverse stock split of 50:1 which took place on June 8, 2001 and which resulted in a reduction of the issued and outstanding shares of common stock from 37,505,434 shares to 750,130 shares.

In May 2002, the Company completed a private placement of 2,000,000 common shares at a price of $0.125 per share for proceeds of $250,000.

In June 2002, the Company arranged a private placement of 700,000 restricted common shares at $1.00 per share for proceeds of $700,000 of which $600,000 was received by June 30, 2002.

                                  EDUVERSE.COM
                         (A Development Stage Company)
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002
--------------------------------------------------------------------------------
                                  (Unaudited)


NOTE 5 - CAPITAL STOCK (con't)
--------------------------------------------------------------------------------

2002 Stock Option Plan

On May 15, 2002 the Board of Directors of Eduverse unanimously approved and adopted a 2002 stock option plan which was approved by shareholders on July 15, 2002 (the "2002 Stock Option Plan"). The purpose of the 2002 Stock Option Plan is to advance the interests of Eduverse and its shareholders by affording key personnel of Eduverse an opportunity for investment in Eduverse and the incentive advantages inherent in stock ownership in Eduverse. Pursuant to the provisions of the 2002 Stock Option Plan, stock options (each a "Stock Option") may be granted only to key personnel of Eduverse; generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts Eduverse may rely including any Director, Officer, employee or consultant of Eduverse.

The 2002 Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of common stock of Eduverse not to exceed 1,900,000 shares of common stock. At the time a Stock Option is granted under the 2002 Stock Option Plan, the Board of Directors shall fix and determine the exercise price at which shares of common stock of Eduverse may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which may be applicable to Eduverse at that time. The 2002 Plan incorporates the previous grant of an option to ICI on April 5, 2002 for 1,000,000 common shares exercisable at $0.50 per share for a period of two years. The fair value of this non-employee Stock Option at the date of grant of $930,000 was estimated using the Black-Scholes option pricing model with an expected life of two years, a risk-free interest rate of 5% and an expected volatility of 226%.

The 2002 Stock Option Plan further provides that, subject to the provisions of the 2002 Stock Option Plan, the Board of Directors may grant to any key personnel of Eduverse who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (each being an "Incentive Stock Option"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of common stock of Eduverse on the date of grant of the Incentive Stock Option. In accordance with the terms of the 2002 Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of common stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than 10 years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

Pursuant to the terms and provisions of the GeneMax Share Exchange Agreement, Eduverse filed with the United States Securities and Exchange Commission registration statement on "Form S-8 - For Registration Under the Securities Act of 1933". The Form S-8 registration statement registered Stock Options under the 2002 Stock Option Plan in the amount of up to 1,000,000 shares at U.S. $0.50 per share.


NOTE 6 - DISPOSAL OF SUBSIDIARY
--------------------------------------------------------------------------------

On March 2, 2001, the Company entered into an agreement with Syncro-Data Systems, Ltd. ("Syncro"), a private British Columbia company, to sell the Company's subsidiary, Eduverse dot com inc. ("Eduverse") in consideration for advances of $50,000 to Eduverse for operating expenses and assumption of all debts of Eduverse. The agreement was subject to shareholder approval which was received on June 1, 2001. The sale was effective June 30, 2001 and resulted in a gain on disposal of $107,505. The results of operations of Eduverse for the period ended June 30, 2001 have been separately disclosed as loss from discontinued operations.

NOTE 7 - LEGAL ACTIONS
--------------------------------------------------------------------------------

On September 5, 2001 Mark Edward Bruk, former Chairman, President and C.E.O. of Eduverse.com, filed a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia. In the Writ the Plaintiff claimed $85,306 in unpaid salary, unreimbursed expenses, employee benefits, vacation pay and other sundry payments. The Company applied to the Court in British Columbia, Canada to strike the claim for lack of jurisdiction. On January 8, 2002 the Supreme Court of British Columbia set aside the Writ of Summons and Statement of Claim and the Company obtained an Order from the Court that it did not have jurisdiction to hear the claim. Mr. Bruk had also been ordered to pay the costs of the application. In April 2002 the Company entered into a settlement agreement whereby all outstanding issues related to current and possible future claims by Mr. Bruk were settled with mutual releases in consideration for the Company waiving its rights to the collection of costs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Current Business Operations

     GeneMax Corp., a Nevada corporation and formerly known as "Eduverse.com (the "Company"), currently trades on the OTC Bulletin Board under the symbol "GMXX" and on the Frankfurt Stock Exchange under the symbol "GX1". As of the date of this Quarterly Report, the Board of Directors of the Company has commenced the closing of the acquisition of GeneMax Pharmaceuticals Inc., a Delaware corporation ("GeneMax Pharmaceuticals"). On May 9, 2002, to be effective July 15, 2002, Eduverse.com (now known as GeneMax Corp.), the shareholders of GeneMax Pharmaceuticals (the "GeneMax Shareholders"), GeneMax Pharmaceuticals and Investor Communications International, Inc., a Washington corporation ("ICI") entered into a share exchange agreement (the "Share Exchange Agreement").

     Based upon review of a wide variety of factors considered in connection with its evaluation of Share Exchange Agreement, the Board of Directors of the Company believed that consummation of the Share Exchange Agreement would be fair to and in the best interests of the Company and its shareholders. On May 9, 2002, the Board of Directors approved and authorized execution of the Share Exchange Agreement. The Board of Directors further authorized and directed the filing with the Securities and Exchange Commission and subsequent distribution to ten or less shareholders of the Company who held of record as of May 27, 2002 at least a majority of the issued and outstanding shares of Common Stock, an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, for approval of certain corporate actions.

     On July 15, 2002, a Written Consent of Shareholders of the Company was executed pursuant to which the shareholders (i) approved the Share Exchange Agreement, related conversion of loan to equity interest by the Company in GeneMax Pharmaceuticals, and resulting change in control of the Company; (ii) approved an amendment to the Articles of Incorporation of the Company to effectuate a change in the corporate name to "GeneMax Corp."; (iii) approved a 2002 stock option plan for key personnel of the Company; (iv) approved an amendment to the Company's bylaws to change the number of directors of the Company to consist of one (1) to fifteen (15); (v) elected three persons to serve as directors of the Company until the next annual meeting of the Company's shareholders or until their successor has been elected and qualified; and (vi) ratified the election of LaBonte & Co. as independent public accountants for the Company for fiscal year ending December 31, 2002.

     In accordance with the terms of the Share Exchange Agreement, the sole business operations of the Company will be in the biotechnology industry. Pursuant to the terms of the Share Exchange Agreement, the Company's name has been changed to "GeneMax Corp." and, effective July 15, 2002, the Company's trading symbol under the OTC Bulletin Board for its shares of Common Stock has been changed to "GMXX".

     GeneMax Pharmaceuticals Inc.

     GeneMax Pharmaceuticals was formed in Delaware during 1999, and its British Columbia, Canada subsidiary was formed in 2000. GeneMax Pharmaceuticals is a biotechnology company specializing in the discovery and development of immunotherapeutics aimed at the treatment and eradication of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection. Management of the Company believes that the global market for effective cancer treatments is large, and that immunotherapies representing potential treatments for metastatic cancer are an unmet need in the area of oncology.

     During March 2000, GeneMax Pharmaceuticals and the University of British Columbia entered into an exclusive world-wide license agreement (the "License Agreement"). Pursuant to the terms of the License Agreement, GeneMax Pharmaceuticals acquired exclusive licensing rights to two patented technologies: (i) a cell-based peptide transfer assay, and (ii) a cancer immuno-therapy based on restoration of antigen presentation through transporters associated with antigen-processing technologies, which is GeneMax
Pharmaceutical's lead product ("TAP Technology").

     TAP Technology. Management of the Company believes that GeneMax Pharmaceutical's TAP Technology is a therapeutic that enables a body's immune system to recognize the cancer cells as "foreign" and kill them. The TAP Technology is aimed at a group of cancers that include lung cancer, liver cancer, kidney cancer, head and neck cancer, breast cancer, melanoma, prostate cancer, colorectal cancer and cervical cancer. These cancers are characterized by defects in the cellular, antigen presentation pathway, which results in the cancers becoming invisible to the immune system. This allows the cancers to continue to proliferate and eventually spread. Management of the Company believes that GeneMax Pharmaceutical's TAP Technology increases the activity of the antigen presentation pathway thus providing sufficient information to the immune system to cause rejection and elimination of tumors from the body.

     GeneMax Pharmaceuticals has provided proof of principle behind the TAP Technology by curing mice bearing metastatic small cell lung cancer tumors. This study was published in Nature Biotechnology (Vol. 18, pp. 515-520, May 2000). The TAP Technology was further validated in melanoma. Management of the Company believes that the competitive advantages of the TAP Technology include (i) efficacy against secondary cancerous growths elsewhere in the body; (ii) no restrictions on the genetics of the tumors or individuals; (iii) non-toxicity to normal cells; and (iv) is complementary to and synergistic with other therapeutics. As of the date of this Report, management of the Company believes that the TAP Technology is in the pre-clinical development stage and is preparing for Phase I clinical trials.

     Peptide Transfer Assay. Management of the Company believes that GeneMax Pharmaceutical's peptide transfer assay is a novel and sophisticated cell-based assay designed to evaluate compounds and drugs for their ability to stimulate or suppress the immune response (the "Peptide Transfer Assay"). The Peptide Transfer Assay's application is to identify compounds effective in the treatment of cancer, infectious diseases, and autoimmune diseases. Management of the Company believes that the Peptide Transfer Assay technology is expected to be of significant interest to pharmaceutical companies, companies with natural product libraries, anti-sense or gene libraries or proprietary rights to chemical compounds (e.g. combinatorial chemistry companies). As of the date of this Report, management of the Company believes that the Peptide Transfer Assay is ready for development for high-throughput screening and partnering.

     As of the date of this Quarterly Report, management of the Company estimates that GeneMax Pharmaceuticals has raised approximately $2,000,000 in funding and the Company has raised $700,000 in funding since the May 2002 announcement of the GeneMax Pharmaceuticals acquisition. Management of the Company believes that an estimated $15,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I clinical trials for the TAP Technology and for corporate expenses.

     Share Exchange Agreement. Pursuant to the terms of the Share Exchange Agreement, the Company is acquiring from the GeneMax Shareholders up to one hundred percent (100%) of the issued and outstanding shares of common stock of GeneMax Pharmaceuticals. The terms of the Share Exchange Agreement require the Company to issue shares of its restricted common stock as follows: (i) up to 6,744,964 shares of restricted Common Stock to the GeneMax Shareholders in proportion to their respective holdings in GeneMax Pharmaceuticals; (ii) up to 4,487,001 shares of restricted Common Stock to British Columbia, Canada shareholders of GeneMax Pharmaceuticals pursuant to the terms of a Takeover Bid Circular dated July 8, 2002 in proportion to their respective holdings in GeneMax Pharmaceuticals; (iii) up to 188,154 shares of restricted Common Stock to certain creditors of GeneMax Pharmaceuticals pursuant to the terms of certain debt settlement agreements; and (iv) 200,000 shares of restricted Common Stock to an arm's length third party as a finders' fee pursuant to the terms of the Share Exchange Agreement. Management anticipates that all such shares of Common Stock will be issued by approximately August 15, 2002.

     As of the date of this Quarterly Report, the Company has issued approximately an aggregate of 5,880,304 shares of its restricted Common Stock to the GeneMax Shareholders. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds".

     Voluntary Pooling Agreement. The Company and GeneMax Pharmaceuticals desire to provide for and maintain an orderly trading market and stable price for the Company's shares of Common Stock. Therefore, the GeneMax Shareholders, the Company and Global Securities Transfer Inc. entered into a voluntary pooling agreement, dated May 9, 2002 to be effective July 15, 2002 (the "Pooling Agreement"). Pursuant to the terms and provisions of the Pooling Agreement, the GeneMax Shareholders and certain shareholders of the Company (the "Pooled Shareholders") representing up to an aggregate of 8,100,000 and 1,066,980 shares of Common Stock, respectively (the "Pooled Shares"), generally agreed that the Pooled Shares shall be subject to a contractual restrictive holding period. The Pooled Shareholders further agreed that that the Pooled Shares will not be traded and will become available for trading and may be released and sold in the following manner: (i) an initial ten percent (10%) of the Pooled Shares will be released to the Pooled Shareholders on the date which is one calendar year from the closing date of the Share Exchange Agreement (the "First Release Date"); and
(ii) a further ten percent (10%) will be released to the Pooled Shareholders on each of the dates which are every three (3) calendar months from the First Release Date in accordance with each Pooled Shareholder's respective shareholdings.

     Secured and Convertible Loan Agreement. As a condition to entering into and in accordance with the Share Purchase Agreement, the Company and ICI agreed to advance to GeneMax Pharmaceuticals the aggregate principal sum of not less than $250,000 within five (5) business days of ICI raising an aggregate of $700,000. As of the date of this Report, the Company has received subscriptions for $700,000 in funding and has advanced an aggregate sum of $250,000.00 to GeneMax Pharmaceuticals.

     In accordance with the loan made to GeneMax Pharmaceuticals, the principal sum loan amount bears interest accruing at the rate of ten percent (10%) per annum, and is secured pursuant to a senior fixed and floating charge on all of the assets of GeneMax Pharmaceuticals (the "Loan Agreement").

     Pursuant to the terms and provisions of the Loan Agreement, GeneMax Pharmaceuticals further agreed that the aggregate principal loan sum amount will be repaid to the Company on or before the day which is ninety (90) calendar days from the earlier of one (1) year from the execution date of the Loan Agreement or the date upon which the Company's proposed purchase of all of the issued and outstanding shares of GeneMax Pharmaceuticals under the terms of the Share Purchase Agreement terminates (the "Final Payment Date"). It is further agreed that GeneMax Pharmaceuticals will have the right to prepay and redeem any portion of the aggregate principal loan sum amount and accrued interest due and owing the Company in whole or in part prior to the Final Payment Date by providing the Company with no less than ninety (90) calendar day's prior written notice (the "Right of Redemption"). As a result of the Closing, the loan will become an intercompany account between parent and subsidiary.

Stock Option Plan

     On May 15, 2002, the Board of Directors of the Company unanimously approved and adopted a stock option plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent to stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

     The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, the exercise price of each Stock Option; and (iii) whether the Stock Option shall be exercisable at any time during the option period of ten (10) years or whether the Stock Option shall be exercisable in installments or by vesting only. The Stock Option Plan provides authorization to the Board of Directors to grant Stock Options to purchase a total number of shares of common stock of the Company, not to exceed twenty percent (20%) of the total issued and outstanding shares of common stock of the Company as at the date of adoption by the Board of Directors of the Stock Option Plan. At the time the Stock Option is granted under the Stock Option Plan, the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which is applicable to the Company.

     In the event an optionee who is a director or officer of the Company ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days after the effective date that his position ceases, and after such ninety-day period any unexercised Stock Option shall expire. In the event an optionee who is an employee or consultant of the Company ceases to be employed by the Company, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days (or up to thirty (30) days where the optionee provided only investor relations services to the Company) after the effective date that his employment ceases, and after such ninety or thirty-day period any unexercised Stock Option shall expire.

     No Stock Options granted under the Stock Option Plan will be transferable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

     The exercise price of a Stock Option granted pursuant to the Stock Option Plan shall be paid in cash or certified funds upon exercise of the option.

     Incentive Stock Options. The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of common stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of common stock on the last trading day preceding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

     As of the date of this Quarterly Report, 1,000,000 Stock Options have been granted.

Change in Board of Directors and Election of Officers

     Pursuant to the terms of the Share Exchange Agreement, the Board of Directors of the Company, who were elected pursuant to shareholder approval evidenced by execution of the Written Consent of Shareholders of the Company dated July 15, 2992, has subsequently nominated and elected an additional six persons effective July 18, 2002 to serve as directors of the Company until the next annual meeting of the Company's shareholders or until their successor has been elected and qualified. Pursuant to the terms of the Share Exchange Agreement, the Board of Directors of the Company has also nominated and elected certain individuals as officers of the Company effective July 18, 2002. As of the date of this Quarterly Report, the directors and officers of the Company are as follows:

         Name                   Age          Position
         ----                   ---          --------

Ronald L. Handford              50           Director and President/
                                             Chief Executive Officer

Dr. Wildred Jefferies           44           Director and Chief Scientist
                                             Office

James D. Davidson               55           Director and Chief Financial
                                             Officer/Secretary

Dr. Julia Levy                  68           Director and Chairperson

Dr. Calvin R. Stiller, M.D.     61           Director

Alan P. Lindsay                 52           Director

Grant Atkins                    42           Director


     Biographies of Directors and Officers

     RONALD L. HANDFORD, B.A.Sc., M.B.A. is the President/Chief Executive Officer and a director of the Company and of GeneMax Pharmaceuticals. Mr. Handford has over 28 years of international experience in business, finance and leading public and private companies. He conducted the due diligence review of the GeneMax technology acquisition, negotiated the key license, operating and management contracts, prepared the business plan and arranged the private seed capital with the assistance of the other members of the business team. Mr. Handford is an engineering graduate from the University of British Columbia with an MBA from the University of Western Ontario. From 1993-1996, he was investment officer at the International Finance Corporation, the private sector arm of the World Bank, in Washington D.C. Before that he was a vice president with Barclays Bank in Toronto, responsible for their structured finance activities in Canada. He is experienced in capital raising, as well as in building and administering public and private companies.

     DR. WILDRED JEFFERIES, D.Phil. (Oxon) is the Chief Scientist Officer and director of the Company and of GeneMax Pharmaceuticals. Dr. Jefferies is a Professor of Medical Genetics, Microbiology and Immunology, and a member of the Biomedical Research Centre and the Biotechnology Laboratory at the University of British Columbia ("UBC") (http//www.brc.ubc.ca/facult/wilf/wilf.htm). He is the lead researcher on the scientific discoveries that form the bases of GeneMax Pharmaceuticals. Dr. Jefferies received his D.Phil. from Oxford and was a post-doctoral research fellow at the Karolinska Institute in Sweden and the Swiss Cancer Institute in Lausanne. His current research foci at UBC are iron transport/metabolism and antigen processing. Dr. Jefferies was the founder of Synapse Technologies Inc. and was instrumental in attracting all of the financing made to Synapse Technologies Inc. He will guide the scientific development of the Company.

     JAMES DALE DAVIDSON, B.A., M.A. M. Litt. (Oxon), is the Chief Financial Officer/Secretary and a director of the Company and of GeneMax Pharmaceuticals. Mr. Davidson is a private investor and analyst. He founded Agora, Inc. a worldwide publishing group with offices in Baltimore, London, Dublin, Paris, Johannesburg, Melbourne and other cities, The Hulbert Financial Digest and Strategic Investment. In conjunction with Lord Rees-Mogg, co-editor of Strategic Investment and former editor of the Times of London, he co-authored a series of books on financial markets. Mr. Davidson also is a current or recent director of a number of companies, many of which he co-founded. They include in addition to GeneMax, MIV Therapeutics, BEVsystems, New Paradigm Capital (Bermuda), Anatolia Minerals Development Corporation, and Wharekauhau Holdings (New Zealand). In addition, Mr. Davidson is a director of Plasmar, S.A. (La Paz, Bolivia) Martinborough Winery Ltd. (New Zealand) and New World Premium Brands Ltd. (New Zealand). He is the editor of Vantage Point Investment Advisory, a private financial newsletter with a worldwide circulation.

     JULIA LEVY, Ph.D., is the Chairperson and a director of the Company. Dr. Levy is also chairperson and a director of GeneMax Pharmaceuticals. Dr. Levy previously served in several key senior posts at QLT Inc. including chief scientific officer and vice president prior to her appointment as president and chief executive officer in 1995, a post she held until early 2002. Under Dr. Levy's leadership, QLT recorded the strongest period of growth in company history and has earned a reputation for achieving milestones, including FDA approval for Visudyne TM therapy to treat age-related macular degeneration
(AMD), the leading cause of blindness in people over the age of 50. Following her doctorate degree in immunology from the University of London, Dr. Levy was awarded an Industrial Professorship in the Department of Microbiology at the University of British Columbia. A Fellow of the Royal Society of Canada and former President of the Canadian Federation of Biological Sciences, Dr. Levy has earned numerous awards and honors including Female Entrepreneur of the Year for International Business in 1998 by Canadian Business magazine, Pacific Canada Entrepreneur of the Year in September 2000 and the order of Canada in 2001. She is the author of many published scientific articles and is a sought-after speaker.

     CALVIN R. STILLER, M.D. F.R.C.P.(C), is a director of the Company and of GeneMax Pharmaceuticals. Dr. Stiller is a Professor of Medicine, University of Western Ontario and co-Director of immunology at the John P. Robarts Research Institute, London, Ontario. He has served on the Council and Executive of the Medical Research Council of Canada, and served as President of the Canadian Society of Nephrology. Dr. Stiller was the principal investigator of the Canadian multi-center study that established cyclosporin in transplantation medicine and led to its worldwide use as a therapeutic for transplant rejection. Dr. Stiller is also an entrepreneur and businessman and co-founded two venture capital funds, the Canadian Medical Discoveries Fund and the Canadian Science and Technology Growth Fund. He was chairman and founder of Diversicare Corp. (renamed Advocat (NYSE)), Chelsey Corporation, Oracle Network Corporation (recently merged by Sykes Enterprises (NASDAQ). Dr. Stiller sits on the boards of several companies and acts as a consultant to several multinational corporations. Dr. Stiller was named as a Member of the Order of Canada in 1995, and in 1999 the Novartis/Calvin Stiller Chair in Xenotransplantation at the University of Western Ontario was announced in his honor. In 1998 Dr. Stiller was named by the Premier of the Province of Ontario as Chair of the Ontario Research and Development Challenge Fund and to the Ontario Innovation Trust which intends to provide up to CDN$750 million in support for research and development alliance between business and research institutions over the next ten years.

     ALAN P. LINDSAY is a director of the Company and of is a director of GeneMax Pharmaceuticals. Mr. Lindsay has an extensive background in business management, marketing and finance. He is currently chairman and chief executive officer of MIV Therapeutics Inc., an OTCBB medical devices company developing a novel laser-cut stent with drug delivery capability. In addition, Mr. Lindsay headed up and built a significant business and marketing organization for a major international financial institution in Vancouver, British Columbia. Mr. Lindsay has raised over $100 million of equity financing for private and public companies over the last five years. Mr. Lindsay is a graduate of the M.L.I. management development program.

     GRANT ATKINS B.Comm., is a director of the Company. Mr. Atkins had been the president, secretary and treasurer and a director of the Company since March 1, 2001. For the past ten years, Mr. Atkins has provided services as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. Mr. Atkins has a Commerce degree from the University of British Columbia specializing in finance. He has many years experience in both director and officer designations of various public companies.

     As of the date of this Quarterly Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

Prior Business Operations

     Fiscal Year 2001. At a special meeting held on March 2, 2001, the board of directors unanimously approved a share purchase agreement dated March 2, 2001 (the "Purchase Agreement") between the Company and Syncro-Data Systems, Ltd. ("Syncro-Data"), a corporation organized under the laws of British Columbia (the "Proposed Transaction"), and directed that the Purchase Agreement be submitted to shareholders of the Company for their approval. On June 1, 2001, the Proposed Transaction was consummated pursuant to the terms of the Purchase Agreement.

     The Purchase Agreement provided for the sale by the Company to Syncro-Data of all of the issued and outstanding shares of common stock of Eduverse, the Company's wholly-owned subsidiary, held by the Company. The Purchase Agreement further provided that (i) Syncro-Data had paid the ongoing expenses of Eduverse to date in the approximate amount of $50,000; (ii) Syncro-Data had agreed to recognize certain liabilities of Eduverse; and (iii) Eduverse would retain all of its right, title and interest in and to certain intellectual property rights and other property, including accounts receivable, contract revenue and outstanding cash in the approximate amount of $900.00.

     The Company and Syncro-Data closed the Proposed Transaction on June 30, 2001. Based upon review of a wide variety of factors considered in connection with its evaluation of the sale of assets, the board of directors of the Company believed that the sale of substantially all of the assets of the Company, through consummation of the Purchase Agreement, would be fair to and in the best interests of the Company and its shareholders.

     Fiscal Year 2002. The Company terminated all development of its previous business commensurate with the sale of the Company's wholly-owned subsidiary to Syncro-Data on June 30, 2001, and ceased to actively market itself as a technology-based company.

RESULTS OF OPERATION

Six-Month Period Ended June 30, 2002 Compared to Six-Month Period Ended June 30, 2001

     The Company's net losses during the six-month period ended June 30, 2002 were approximately $276,583 compared to a net loss of approximately $288,173 during the six-month period ended June 30, 2001 (a decrease of $11,590).

     Net revenues during the six-month periods ended June 30, 2002 and 2001 were $-0-. The lack of revenues during the six-month periods ended June 30, 2002 and 2001 resulted from the Company's decision to discontinue retail sales of its software products, the divestiture of Eduverse and the focus on research relating to prospective new business endeavors.

     During the six-month period ended June 30, 2002, the Company recorded operating expenses of $276,583 compared to $283,496 of operating expenses recorded during the six-month period ended June 30, 2001 (a decrease of $6,913). During the six-month periods ended June 30, 2002 and 2001, operating expenses consisted only of general and administrative expenses.

     During the six-month period ended June 30, 2001, the Company realized a loss from discontinued operations in the amount of $112,182 as compared to $-0-during the six-month period ended June 30, 2002. This loss resulted from the discontinued business operations involving the Company's previously owned subsidiary interests and its software products. During the six-month period ended June 30, 2001, the Company recognized a gain of $107,505 resulting from the sale of its subsidiary. The additional operating loss incurred of $112,182 from discontinued operations and the gain of $107,505 recognized during the six-month period ended June 30, 2001 resulted in a total net loss of $288,173 for the six-month period ended June 30, 2001 compared to the net loss of $276,583 incurred during the six-month period ended June 30, 2002 resulting from general and administrative expenses. General and administrative expenses generally include corporate overhead, administrative salaries, selling expenses, consulting costs and professional fees.

     Of the $276,583 incurred as general and administrative expenses during the six-month period ended June 30, 2002, an aggregate of $248,300 in fees and $8,782 in interest was incurred payable to Investor Communications International, Inc. ("ICI") for services rendered by ICI to the Company on a month-to-month basis, as needed, including, but not limited to, financial, administrative and investor relations management.

     During the six-month period ended June 30, 2002, the Company had incurred an aggregate amount of $257,082 due and owing to ICI. During the six-month period ended June 30, 2002, the Company repaid $322,000 to ICI for amounts due and owing. As of June 30, 2002, an aggregate amount of $17,356 remains due and owing to ICI by the Company relating to fees, cash advances and interest.

     During the six-month period ended June 30, 2001, the Company had incurred an aggregate amount of $225,000 to ICI, which together with other unpaid fees and advances of $231,896, resulted in an aggregate of $456,896 due and owing ICI. This amount was settled pursuant to a settlement agreement dated March 14, 2001 between the Company and ICI whereby ICI agreed to accept the issuance of 15,230,000 shares of restricted common stock in settlement and release of the $456,896 due and owing. Subsequent to the settlement, an additional $65,700 in fees was accrued to ICI. $37,481 of this amount was settled pursuant to a settlement agreement dated December 12, 2001 between the Company and ICI whereby ICI agreed to accept the issuance of 249,870 shares of restricted common stock in settlement and release of the $37,481 due and owing.

     As of the date of this Quarterly Report and upon consummation of the acquisition of GeneMax Pharmaceuticals, it is anticipated that the Company and ICI will enter into a consulting services agreement (the "Consulting Services Agreement"). Pursuant to the terms and provisions of the proposed Consulting Services Agreement, ICI will provide to the Company a wide range of consulting services and such administration and investor relations services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the drug discovery and development industry, involving the patented drug discovery assay for immunomodulatory compounds and related product pipeline aimed at treatment of cancer, infectious diseases, autoimmune disorders and transplant tissue rejection. Mr. Grant Atkins, a director of the Company, is employed by ICI and part of the management team provided by ICI to the Company, and derives remuneration from ICI for such services rendered to the Company. As of June 30, 2002, Mr. Atkins was paid approximately $5,000 by ICI and $2,550 remains due and owing by the Company for expenses paid on behalf of the Company.

     As discussed above, the decrease in net loss during the six-month period ended June 30, 2002 as compared to the six-month period ended June 30, 2001 is attributable primarily to the realization of the loss of $112,182 from discontinued operations during the six-month period ended June 30, 2001 and the decrease in operating expenses during the six-month period ended June 30, 2002. The Company's net losses during the six-month period ended June 30, 2002 was approximately ($276,583) or ($0.16) per common share compared to a net loss of approximately ($288,173) or ($0.51) per common share during the six-month period ended June 30, 2001. The weighted average of common shares outstanding were 1,684,530 for the six-month period ended June 30, 2002 compared to 566,653 for the six-month period ended June 30, 2001, after giving retroactive effect to the fifty for one share consolidation completed on June 8, 2001.

Three-Month Period Ended June 30, 2002 Compared to Three-Month Period Ended June 30, 2001

     The Company's net losses during the three-month period ended June 30, 2002 were approximately $62,279 compared to a net gain of approximately $118,308 during the three-month period ended June 30, 2001 (an increase of $56,029).

     Net revenues during the three-month periods ended June 30, 2002 and 2001 were $-0-.

     During the three-month period ended June 30, 2002, the Company recorded operating expenses of $62,279 compared to $11,438 of operating expenses recorded during the three-month period ended June 30, 2001 (an increase of $50,841). During the three-month periods ended June 30, 2002 and 2001, operating expenses consisted only of general and administrative expenses.

     During the three-month period ended June 30, 2001, the Company realized a loss from discontinued operations in the amount of $22,241 as compared to $-0-during the three-month period ended June 30, 2002. This loss resulted from the discontinued business operations involving the Company's previously owned subsidiary interests and its software products. During the three-month period ended June 30, 2001, the Company recognized a gain of $107,505 resulting from the sale of its subsidiary. The additional operating loss incurred of $22,241 from discontinued operations and the gain of $107,505 recognized during the three-month period ended June 30, 2001 resulted in a net gain of $118,308 for the three-month period ended June 30, 2001 compared to the net loss of $62,279 incurred during the three-month period ended June 30, 2002 resulting from general and administrative expenses.

     As discussed above, the increase in net loss during the three-month period ended June 30, 2002 as compared to the three-month period ended June 30, 2001 is attributable primarily to the realization during the three-month period ended June 30, 2001 of a gain of $107,505 from the sale of the Company's subsidiary. The Company's net losses during the three-month period ended June 30, 2002 was approximately ($62,279) or ($0.03) per common share compared to a net gain of approximately $118,308 or $0.16 per common share during the three-month period ended June 30, 2001. The weighted average of common shares outstanding were 2,361,538 for the three-month period ended June 30, 2002 compared to 750,130 for the three-month period ended June 30, 2001, after giving retroactive effect to the fifty for one share consolidation completed on June 8, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this Quarterly Report, management of the Company believes that GeneMax Pharmaceuticals has raised approximately $2,000,000 in funding. Since May of this year, the Company has raised approximately $700,000 in funding. Management of the Company believes that an estimated $15,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I clinical trials for the TAP Technology. The Company must raise additional capital. Furthermore, the Company has not generated sufficient cash flow in the past to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are entirely dependent upon the Company's current management to raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company's failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern, and accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     Balance Sheet as of June 30, 2002

     As of June 30, 2002, the Company's current assets were $185,551 and its current liabilities were $35,160, which resulted in a working capital surplus of $150,391. As of June 30, 2002, the Company's total assets were $435,551 consisting of (i) $185,551 in current assets comprised of $179,551 in cash and $6,000 in prepaid expenses, and (ii) $250,000 in advances to GeneMax Pharmaceuticals. As of June 30, 2002, the Company's total liabilities of $35,160 consisted primarily of accounts payable and accrued liabilities in the amount of $15,253 and amounts due to related party (ICI) in the amount of $19,907.

     As of June 30, 2002, the Company's total stockholders' equity increased to $400,391 from a total stockholders' deficit of ($173,026) at December 31, 2001.

     The Company has not generated positive cash flows from operating activities. For the six-month period ended June 30, 2002, net cash flows used in operating activities was ($420,449) compared to $2,780 of net cash flows from operating activities for the six-month period ended June 30, 2001 (an increase of $417,669). The increase in cash flows used in operating activities during the six-month period ended June 30, 2002 compared to the six-month period ended June 30, 2001 resulted from: (i) a gain on settlement of debt in the amount of ($40,763) during the six-month period ended June 30, 2002 compared to $-0-during the six-month period ended June 30, 2001; (ii) the increase in net changes in non-cash working capital items of $(146,122) from $43,019 during the six-month period ended June 30, 2001 compared to ($103,103) during the six-month period ended June 30, 2002; and (iii) the recognition of $238,202 in common stock issued for services rendered during the six-month period ended June 30, 2001 compared to $-0- during the six-month period ended June 30, 2002.

     Cash flows from financing activities was $850,000 for the six-month period ended June 30, 2002 compared to cash flows used in financing activities of ($2,377) for the six-month period ended June 30, 2001. Net cash flows from investing activities was ($250,000) during the six-month period ended June 30, 2002 which resulted from the advance made by the Company to GeneMax Pharmaceuticals.

FUNDING

     Current management of the Company anticipates an increase in operating expenses over the next three years to pay expenses associated with the successful completion of the balance of pre-clinical development and commencement of Phase I clinical trials for the TAP Technology and corporate expenses. The Company must raise additional funds. The Company may finance these expenses with further issuance of common stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to conduct its proposed business operations successfully, which could significantly and materially restrict the Company's overall business operations. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds".

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

     On January 8, 2002, the Supreme Court of British Columbia set aside the Complaint, and the Company obtained an Order from the Court stating that the Court did not have jurisdiction to hear the claim. In April 2002, the Company entered into a settlement agreement with Mr. Bruk and other parties pursuant to which all outstanding issues relating to current and possible future claims to be made by Mr. Bruk or the Company were settled and released. Pursuant to the terms of the settlement agreement, the Company waived its rights to collection of costs awarded to the Company by the Supreme Court of British Columbia in the Order dated January 8, 2002.

     As of the date of this Quarterly Report, all matters and issues relating to this litigation are settled.

     (b) On approximately May 17, 2001, a complaint was filed with the Securities and Exchange Commission against the Company ("SEC Complaint HO-309021"). The SEC Complaint HO-309021 involves Mr. Rodney Muse, a previous investor of the Company, who had subscribed and paid for $15,000 in shares of restricted Common Stock during October, 2000 pursuant to a subscription agreement and who subsequently attempted to unilaterally rescind the accepted transaction by the Company. On May 31, 2001, the Company answered SEC Complaint HO-309021.

     On approximately May 29, 2002, Rodney Muse and Chadwick Muse, as alleged assignee of Rodney Muse, filed separate complaints against the Company in the small claims court of Reno Township, County of Washoe, State of Nevada, Case No. RSC 2002-001760 and Case No. RSC 2002-001761, respectively (collectively, the "Nevada Complaints"). The Nevada Complaints relate to SEC Complaint HO-309021 and seek damages in the aggregate amount of $10,000.00. As of the date of this Quarterly Report, management of the Company believes that the potential damages sought by Mr. Muse are based on groundless causes of action. Management intends to aggressively continue its defense, and to further review its potential legal actions and legal remedies. A court date has been set for July 29, 2002 for resolution of the litigation and to hear counterclaims to be issued by the Company.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) During the six-month period ended June 30, 2002, the Company engaged in a private placement offering under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"). Pursuant to the terms of the private placement, the Company offered 2,400,000 shares of its common stock at $0.125 per share to raise $300,000. On approximately May 3, 2002, the Company terminated the offering pursuant to which it had sold 2,000,000 shares of common stock at $0.125 per share for aggregate gross proceeds of $250,000.00 The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, potential future earnings, assets and net worth of the Company. The Company issued shares of common stock to seven investors, all of which were accredited investors as that term is defined under Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (b) During the six-month period ended June 30, 2002, the Company engaged in a private placement offering under Rule 506 of Regulation D of the 1933 Securities Act. Pursuant to the terms of the private placement, the Company offered 700,000 shares of its common stock at $1.00 per share to raise an aggregate of $700,000. The shares of Common Stock were offered only to accredited investors as that term is defined under Regulation D to both U.S. and non-U.S. residents. As of the date of this Quarterly Report, the Company has received an aggregate of $700,000 pursuant to which it has issued 700,000 shares of common stock to 23 investors. The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors relating to the acquisition of GeneMax Pharmaceuticals including, but not limited to, potential future earnings, assets and net worth of the Company. The Company issued shares of common stock to twenty-three investors; all U.S. investors were accredited. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (c) The terms of the Share Exchange Agreement require the Company to issue shares of its restricted common stock as follows: (i) up to 6,744,964 shares of restricted Common Stock to the GeneMax Shareholders in proportion to their respective holdings in GeneMax Pharmaceuticals; (ii) up to 4,487,001 shares of restricted Common Stock to British Columbia, Canada shareholders of GeneMax Pharmaceuticals pursuant to the terms of a Takeover Bid Circular dated July 8, 2002 in proportion to their respective holdings in GeneMax Pharmaceuticals;
(iii) up to 188,154 shares of restricted Common Stock to certain creditors of GeneMax Pharmaceuticals pursuant to the terms of certain debt settlement agreements; and (iv) 200,000 shares of restricted Common Stock to an arm's length third party as a finders' fee pursuant to the terms of the Share Exchange Agreement. Management anticipates that all such shares of Common Stock will be issued by approximately August 15, 2002.

     As of the date of this Quarterly Report, the Company has issued an aggregate of 5,880,304 shares of its restricted Common Stock to the GeneMax Shareholders.

     (d) As a result of the issuance of shares of Common Stock pursuant to the private placement offerings and the Share Exchange Agreement, there was a change in control of the Company. The board of directors of the Company desires to set forth the names and address, as of the date of this Quarterly Report, and the approximate number of shares of Common Stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5) of the Company's Common Stock, and the name and name and shareholdings of each officer and director, and all officers and directors as a group.

     After completion of the issuances of Common Stock as required by the Share Exchange Agreement, the Takeover Bid Circular and the certain debt settlement agreements, management of the Company anticipates that the total estimated capitalization of the Company will be 15,320,119 shares of Common Stock issued and outstanding. As of the date of this Quarterly Report, there are 9,580,304 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------
Title of Class    Name and Address of         Amount and Nature      Percent of
                   Beneficial Owner                of Class             Class
--------------------------------------------------------------------------------
                                                          (1)
Common Stock      Investor Communications           554,470             5.79%
                  International, Inc.
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98230
                                                          (1)
Common Stock      Alexander Cox                     535,060             5.59%
                  755 Burrard Street
                  Suite 428
                  Vancouver, British Columbia
                  Canada V6Z 1X6
                                                          (1)(3)
Common Stock      Ronald L. Handford                650,000             6.78%
                  3432 West 13th Avenue
                  Vancouver, British Columbia
                  Canada V5Y 1W1
                                                          (1)(2)
Common Stock      James D. Davidson               1,250,000             8.16%
                  321 S. St. Asaph Street
                  Alexandria, Virginia 22314

Common Stock      All current officers and        1,900,000            19.83%
                  as a group (7 persons)
--------------------------------------------------------------------------------
(1)
   These are restricted shares of common stock.
(2)
   Mr. James D. Davidson is an initial founding shareholder of GeneMax Pharmaceuticals.
(3)
   Mr. Ronald L. Handford is an initial founding shareholder of GeneMax Pharmaceuticals. This figure includes 325,000 shares of Common Stock held of record by each of two corporations, respectively, over which Mr. Handford holds investment control. Mr. Handford holds such investment control pursuant to the terms of an investment account which holds such shares of Common Stock.

     There are no arrangements or understanding among the entities and individuals referenced above or their respective associates concerning election of directors or any other matters which may require shareholder approval.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 9, 2002, the Board of Directors approved and authorized execution of the Share Exchange Agreement. The Board of Directors further authorized and directed the filing with the Securities and Exchange Commission and subsequent distribution to ten or less shareholders of the Company who held of record as of May 27, 2002 at least a majority of the issued and outstanding shares of Common Stock, an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended. On approximately June 14, 2002, the Definitive Information Statement was filed with the Securities and Exchange Commission and distributed to all shareholders of the Company.

     On July 15, 2002, a Written Consent of Shareholders of the Company was executed pursuant to which the shareholders (i) approved the Share Exchange Agreement, related conversion of loan to equity interest by the Company in GeneMax Pharmaceuticals, and resulting change in control of the Company; (ii) approved an amendment to the Articles of Incorporation of the Company to effectuate a change in the corporate name to "GeneMax Corp."; (iii) approved a 2002 stock option plan for key personnel of the Company; (iv) approved an amendment to the Company's bylaws to change the number of directors of the Company to consist of one (1) to fifteen (15); (v) elected three persons to serve as directors of the Company until the next annual meeting of the Company's shareholders or until their successor has been elected and qualified; and (vi) ratified the election of LaBonte & Co. as independent public accountants for the Company for fiscal year ending December 31, 2002.

ITEM 5. OTHER INFORMATION

     No report required.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Report on Form 8-K filed May 13, 2002.
     (b) Report on Form 8-K filed July 17, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENEMAX CORP.

Dated: July 26, 2002                    By: /s/ Ronald L. Handford
                                        ------------------------------
                                        Ronald L. Handford
                                        President