Form 10QSB/A
period 2002-06-30
GENEMAX CORP
filed 2002-08-19
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

     Exhibits:

          99.1 Certification Pursuant to 18 U.S.C. Section 1350

     Reports:

          (a) Report on Form 8-K filed May 13, 2002.
          (b) Report on Form 8-K filed July 17, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENEMAX CORP.

Dated: August 13, 2002                  By: /s/ Ronald L. Handford
                                        ------------------------------
                                        Ronald L. Handford
                                        President, Chief Executive Officer

                                                                    EXHIBIT 99.1

                           LETTERHEAD OF GENEMAX CORP.




                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-QSB for the six-month period ended June 30, 2002 of GeneMax Corp., a Nevada corporation (the "Company"), as filed with the Securities and Exchange Commission on July 30, 2002 and amended on the date hereof (the "Quarterly Report"), we, Ronald L. Handford, President and Chief Executive Officer of the Company and James D. Davidson, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and

     2. The information contained in this Quarterly Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


                                         /s/ Ronald L. Handford
                                         ----------------------------
                                         Ronald L. Handford, President and Chief
                                         Executive Officer


                                         /s/ James D. Davidson
                                         -----------------------------
                                         James D. Davidson, Chief Financial
                                         Officer


                                         August 13, 2002



GeneMax Corp.                                            Telephone: 360.332.1644
435 Martin Street                                        Fax: 360.332.1643
Blaine Washington, USA  98270