Form 10QSB
period 2002-09-30
GENEMAX CORP
filed 2002-11-15
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 7, 2002
-----                                       ----------------------------------
Common Stock, $0.001 par value              15,320,119

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS                                  2

              INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                3

              INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                4

              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS           5

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION   15

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                           24

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   25

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             28

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         29

      ITEM 5. OTHER INFORMATION                                           29

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            29

SIGNATURES                                                                29

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------


                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2002

                                   (Unaudited)


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


                                          GENEMAX CORP.
                                     (formerly Eduverse.com)
                                  (a development stage company)

                                   CONSOLIDATED BALANCE SHEETS

                                                                     September 30,   December 31,
                                                                         2002            2001
                                                                      -----------    -----------
                                                                      (Unaudited)
                                             ASSETS

CURRENT ASSETS
   Cash                                                               $      --      $    11,561
   Prepaid expenses                                                         6,000           --
                                                                      -----------    -----------

                                                                            6,000         11,561
FURNITURE AND EQUIPMENT, (Note 5)
   net of depreciation of $68,795 (2001 - $38,248)                        117,362        147,909
                                                                      -----------    -----------

                                                                      $   123,362    $   159,470
                                                                      ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Bank overdraft                                                     $    11,164    $      --
   Accounts payable and accrued liabilities                               316,102         43,524
   Loans payable (Note 6)                                                    --           67,700
   Due to related parties (Note 7)                                         73,944        122,295
                                                                      -----------    -----------

                                                                          401,210        233,519
                                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 7)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 8)
      Common stock, $0.0001 par value, 25,000,000 shares authorized
        15,320,119 shares issued and outstanding (2001 - 1,000,000)        15,320         10,863
   Additional paid-in capital                                           1,877,417      1,607,117
   Common stock subscriptions                                              56,000           --
   Common stock purchase warrants                                         610,700           --
   Deficit accumulated during the development stage                    (2,829,214)    (1,688,051)
   Accumulated other comprehensive income (loss)                           (8,071)        (3,978)
                                                                      -----------    -----------

                                                                         (277,848)       (74,049)
                                                                      -----------    -----------

                                                                      $   123,362    $   159,470
                                                                      ===========    ===========


 The accompanying notes are an integral part of these interim consolidated financial statements


                                                 GENEMAX CORP.
                                            (formerly Eduverse.com)
                                         (a development stage company)

                                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                                                      July 27, 1999
                                           Three Months Ended              Nine Months Ended         (inception) to
                                              September 30,                   September 30,           September 30,
                                          2002            2001            2002            2001            2002
                                      ------------    ------------    ------------    ------------    ------------


INTEREST INCOME                       $         96    $       --      $        125    $      1,139    $     26,571
                                      ------------    ------------    ------------    ------------    ------------

GENERAL AND ADMINISTRATIVE EXPENSES

   Consulting                               66,536          26,884         102,036          82,193         307,277
   Depreciation                             10,186           9,971          30,547          22,780          68,795
   License fees                               --              --              --              --            79,243
   Management fees                          43,990          33,000         104,312          99,000         423,312
   Office and general                       17,711           3,442          59,514          35,079         210,110
   Professional fees                       140,548          10,297         212,797          41,020         372,518
   Research and development                259,489          45,400         622,130         150,184       1,321,581
   Travel                                    8,131             700           9,952           9,048          72,949
                                      ------------    ------------    ------------    ------------    ------------

                                           546,591         129,694       1,141,288         439,304       2,855,785
                                      ------------    ------------    ------------    ------------    ------------

NET LOSS FOR THE PERIOD               $   (546,495)   $   (129,694)   $ (1,141,163)   $   (438,165)   $ (2,829,214)
                                      ============    ============    ============    ============    ============




BASIC NET LOSS PER SHARE              $      (0.04)   $      (0.01)   $      (0.09)   $      (0.04)
                                      ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                14,728,443      11,431,965      12,543,866      11,431,965
                                      ============    ============    ============    ============


  The accompanying notes are an integral part of these interim consolidated financial statements


                                                  GENEMAX CORP.
                                             (formerly Eduverse.com)
                                          (a development stage company)

                                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Unaudited)

                                                                                                  July 27, 1999
                                                            Nine Months         Nine Months       (inception) to
                                                          Ended September     Ended September        September
                                                             30, 2002            30, 2001            30, 2002
                                                            -----------         -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss for the period                                   $(1,141,163)        $  (438,165)        $(2,829,214)
  Adjustments to reconcile net loss to net cash
     from operating activities:
  - depreciation                                                 30,547              22,780              68,795
  - non-cash consulting fees                                       --                  --                 5,750
  - non-cash license fees                                          --                  --                   500
  - accounts payable                                            258,294              79,466             301,818
                                                            -----------         -----------         -----------

NET CASH USED IN OPERATING ACTIVITIES                          (852,322)           (335,919)         (2,452,351)
                                                            -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                              --               (68,658)           (186,157)
  Pre reverse merger advances from Eduverse (Note 3)            250,000                --               250,000
  Cash acquired on reverse merger with Eduverse (Note 3)        173,373                --               173,373
                                                            -----------         -----------         -----------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                    423,373             (68,658)            237,216
                                                            -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                                 11,164                --                11,164
  Proceeds on sale and subscriptions of common stock            311,500             202,750           1,923,230
  Loans payable                                                  68,545                --               136,245
  Advances from related parties                                  30,272              22,682             152,567
                                                            -----------         -----------         -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                        421,481             225,432           2,223,206
                                                            -----------         -----------         -----------

EFFECT OF EXCHANGE RATE CHANGES                                  (4,093)               (600)             (8,071)
                                                            -----------         -----------         -----------

DECREASE IN CASH                                                (11,561)           (179,745)               --

CASH, BEGINNING OF YEAR                                          11,561             187,000                --
                                                            -----------         -----------         -----------

CASH, END OF YEAR                                           $      --           $     7,255         $      --
                                                            ===========         ===========         ===========

  Non-cash activities:

     Prior to the reverse merger as described in Note 3, GPI settled loans payable totalling $136,245 through the issuance of 181,660 shares of common stock of GPI at $0.75 per share (Refer to Notes 6 and 8).

     Concurrent with the reverse merger as described in Note 3, GMC settled certain research and development, management and consulting fees owing by GPI to related parties totalling $188,154 through the issuance of
     188,154 shares of common stock of GMC at $1.00 per share (Refer to Notes 7 and 8).

        The accompanying notes are an integral part of these interim consolidated financial statements

                                                        4

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On May 9, 2002, GeneMax Corp. (formerly Eduverse.com) ("GMC", "Eduverse" or "the Company"), a Nevada corporation entered into a letter of intent to acquire 100% of the issued and outstanding common shares of GeneMax Pharmaceuticals Inc. (a development stage company) ("GPI"), in exchange for a total of 11,431,965 restricted shares of common stock of Eduverse. In connection with this transaction, Eduverse changed its name to GeneMax Corp. During July and August Eduverse completed the transaction pursuant to a definitive Share Exchange Agreement and issued 11,231,965 restricted shares of common stock to the GPI stockholders and 200,000 shares of common stock as a finder's fee.

This acquisition has been accounted for as a reverse merger with GPI being treated as the accounting parent and GMC, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of GPI for all periods shown and those of GMC since the date of the reverse merger. The comparative balance sheet as at December 31, 2001 is that of GPI.

GPI is a private Delaware company incorporated July 27, 1999 which has a wholly-owned subsidiary, GeneMax Pharmaceuticals Canada Inc. ("GPC"), a private British Columbia company incorporated May 12, 2000. GPI is a development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment and eradication of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

During 2000 GPI and the University of British Columbia ("UBC") entered into a world-wide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC. Also during 2000 GPI and UBC entered into a Collaborative Research Agreement ("CRA") appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments (Refer to Note 4).

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2002 the Company has a working capital deficiency of $395,210 and has incurred significant losses since inception raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations.

Subsequent to September 30, 2002, the Company received proceeds of $548,000 in connection with the Company's ongoing private placement (refer to Note 10).

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

In addition, these interim consolidated financial statements should be read in conjunction with the Company's filings on Form 8-K dated July 18 and September 27, 2002.

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").

Principles of Consolidation
The financial statements include the accounts of the Company and its wholly-owned subsidiaries GPI and GPC as described in Notes 1 and 3. The consolidated financial statements also include the accounts of the Company's inactive wholly-owned subsidiary, M&M Information and Marketing Services Inc. (incorporated in Nevada, USA). All significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates and Assumptions
Preparation of the Company's financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Furniture and Equipment
Furniture and equipment are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets:

        Office furniture and equipment        36 months straight-line
        Laboratory equipment                  60 months straight-line

Research and development costs
The Company has acquired exclusive development and marketing rights to certain technologies through a License Agreement and a Collaborative Research Agreement with UBC. The rights and license acquired are considered rights to unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs. Also, ongoing costs incurred in connection with the Collaborative Research Agreement are considered costs incurred in the development of unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, prepaid expense, loans and accounts payable and due to related parties approximate carrying value due to the short-term maturity of the instruments.

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

Net Loss per Common Share
Basic earnings (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. The accompanying presentation is only of basic loss per share as the potentially dilutive factors are anti-dilutive to basic loss per share.

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2002 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Comprehensive income (loss)
Comprehensive income (loss) is defined as the change in equity from transactions, events and circumstances, other than those resulting from investments by owners and distributions to owners. Comprehensive income (loss) to date consists only of the net gains and losses resulting from translation of the foreign currency financial statements of the Company's wholly-owned subsidiary, GPC.

Recent accounting pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The adoption of SFAS 141 has not had a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The adoption of SFAS has not had a material impact on the Company's financial position or results of operations.

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                   (Unaudited)

NOTE 3 - EDUVERSE ACQUISITION

Effective May 9, 2002 the Company entered into a letter of intent to acquire 100% of the issued shares in the capital of GPI in exchange for 11,231,965 restricted shares of common stock plus 200,000 restricted shares of common stock for a finder's fee. The Company also agreed to issue an additional 188,154 restricted shares of common stock in settlement of $188,154 of accrued GPI management, consulting and research and development fees. Effective July 15, 2002, pursuant to a definitive Share Exchange Agreement, the Company commenced the closing and acquired 5,880,304 shares of GPI from non-British Columbia shareholders of GPI in exchange for the issuance of 5,880,304 restricted shares of common stock. The Company also issued a take-over bid circular to British Columbia GPI shareholders and acquired a further 4,487,001 shares of GPI in exchange for 4,487,001 restricted shares of common stock effective August 13, 2002. Also during the period, the Company completed the acquisition by acquiring the remaining 864,660 shares of GPI in exchange for 864,660 restricted shares of common stock. Also, 744,494 outstanding GPI share purchase warrants were exchanged on a one for one basis for the Company's share purchase warrants with identical terms and conditions and the Company issued 2,135,000 stock options to holders of GPI stock options (refer to Note 8). All GPI stock options and share purchase warrants were then cancelled. As a result of this transaction, the former stockholders of GPI own 75% of the 15,320,119 total issued and outstanding shares of the Company. In connection with this transaction, Eduverse changed its name to GeneMax Corp ("GMC").

This acquisition has been accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with GPI being treated as the accounting parent (acquirer) and GMC being treated as the accounting subsidiary (acquiree). The value assigned to the capital stock of consolidated GMC on acquisition of GPI is equal to the book value of the capital stock of GPI plus the book value of the net assets of GMC as at the date of the acquisition.

The book value of GMC's capital stock subsequent to the acquisition is calculated and allocated as follows:


      GPI capital stock                                        $1,924,725
      GMC net assets                                              578,712
                                                               ----------

                                                               $2,503,437
                                                               ==========


      Capital stock                                            $   15,320
      Additional paid-in capital                                  620,600
        Share purchase warrants                                 1,867,517
                                                               ----------

                                                                2,503,437
      GMC subscriptions received pre reverse acquisition           15,000
                                                               ----------

      Consolidated Capital accounts post reverse acquisition   $2,518,437
                                                               ==========

These consolidated financial statements include the results of operations of GPI since July 27, 1999 (inception) and the results of operations of GMC since the date of the reverse merger effective July 15, 2002. GMC had no material operations for the period from July 1, 2002 to July 14, 2002.

For the period from October 13, 1999 (inception) to July 14, 2002 the weighted average number of common shares outstanding is deemed to be 11,431,965 being the number of shares issued by GMC to effect the reverse acquisition of GPI.

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                   (Unaudited)

NOTE 4 - RESEARCH AGREEMENTS

University of British Columbia ("UBC")
Effective September 14, 1999 GPI entered into an Option Agreement ("Option") whereby UBC granted GPI an option to obtain a world-wide license from UBC providing GPI the exclusive license rights to certain patented and unpatented cancer immuno-therapy technologies originally invented and developed by UBC. The Option was for a term of 180 days and was considered exercised upon execution of the License Agreement with UBC as described below. Prior to being eligible to exercise the Option, GPI was to make a reasonable commercial effort to raise equity funding in an amount not less than CAN$1,000,000 to fund ongoing research and issue 500,000 common shares to UBC and an additional 3,600,000 common shares to certain principals involved in the UBC research.

Effective March 6, 2000, having satisfied the conditions of the Option, GPI obtained from UBC, the exclusive license rights as described above for consideration of $78,743. The License will terminate after 15 years or upon the expiration of the last patent obtained relating to the licensed technology. The cost of obtaining any patents will be the responsibility of GPI. The technology remains the property of UBC, however, it may be utilized and improved by GPI. Concurrent with the execution of the license the head researcher at UBC became a director of GPI.

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totalling CAN$498,980 to be paid in four equal instalments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$904,518 has been paid to September 30, 2002 with a total of CAN$991,515 to be paid in 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at September 30, 2002 CAN$230,606 is payable in connection with the CRA. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research.

Canadian Network for Vaccines and Immunotherapeutics of Cancer and Chronic Viral Diseases ("CANVAC")
Effective January 1, 2001 GPI and UBC entered into a one year Network Affiliate Agreement with CANVAC (the "CANVAC Agreement") whereby CANVAC would provide a grant to GPI and UBC to further fund the research activities in connection with the CRA. Under the terms of the CANVAC Agreement, CANVAC would provide a CAN$85,000 research grant to UBC upon GPI contributing CAN$117,300 towards the UBC research. The amounts paid by GPI do not qualify as amounts paid under the CRA funding schedule outlined above. During 2001, all amounts required under the CANVAC agreement were paid to UBC by GPI.


NOTE 5 - FURNITURE AND EQUIPMENT

                                            September 30, December 31,
                                                2002         2001
                                             ---------    ---------

            Office furniture and equipment   $  26,213    $  26,213
            Laboratory equipment               159,944      159,944
                                             ---------    ---------

                                               186,157      186,157
            Less: accumulated depreciation     (68,795)     (38,248)
                                             ---------    ---------

                                             $ 117,362    $ 147,909
                                             =========    =========

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                   (Unaudited)

NOTE 6 - LOANS PAYABLE

GPI received loans to satisfy working capital requirements from certain directors and a relative of a director of GPI. Of the amount outstanding at December 31, 2001, $10,000 was payable on demand and bore interest at 5% per annum. The remaining loans payable were unsecured, non-interest bearing and had no specific terms of repayments. During 2002, GPI received additional loans of $68,545 and the total balance outstanding of $136,245 was settled through the issuance of 181,660 shares of common stock of GPI at $0.75 per share (refer to note 8).

NOTE 7 -RELATED PARTY TRANSACTIONS

During 1999 and 2000 GPI entered into consulting, management and research and development agreements with certain directors and private companies controlled by directors of the Company. These agreements have terms ranging from month to month to five years. In addition, in connection with the reverse merger, the Company entered into a management services agreement with Investor Communications, Inc. ("ICI"), a significant shareholder, whereby ICI will provide various corporate services on a month-by-month basis for a fee of $10,000 per month plus expenses. The following amounts have been incurred to these related parties:

                                             For the period ended
                                          September 30,  September 30
                                              2002          2001
                                            --------      --------

                 Consulting fees            $ 65,000      $ 63,000
                 Management fees             104,312        99,000
                 Research and development    106,987       127,751
                                            --------      --------

                                            $276,299      $289,751
                                            ========      ========

The Company had total commitments relating to the above agreements for the years ended December 31 as follows:

                 2002                        $  242,558
                 2003                           208,632
                 2004                           167,827
                 2005                            19,225
                                             ----------

                 Plus ICI o/s                $  638,242
                                             ==========

A director of the Company has been contracted by ICI and is part of the management team provided to the Company. This director was paid approximately $9,075 during the nine month period ended September 30, 2002.

During the nine month period GPI and the Company incurred $279,299 in fees to these related parties, made net repayments of $246,027, settled debts of $188,154 as described in notes 3 and 8 and acquired $109,531 owing to related parties in connection with the reverse merger leaving $73,944 owing as at September 30, 2002 (2001 - $122,295). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Refer to Notes 3, 4 and 8.

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                   (Unaudited)

NOTE 8 - CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

During the quarter ended September 30, 2002, changes in share capital were as follows:

                                                                                       Subscriptions    Share
                                                                         Additional      received      Purchase
                                             Number        Amount     Paid-in Capital  (receivable)    Warrants         Total
                                           -----------   -----------  ---------------  -----------    -----------    -----------
Balance June 30, 2002,
     As previously reported by Eduverse      3,700,000   $    40,455    $ 4,871,933    $   (85,000)   $      --      $ 4,827,388

Issued to effect acquisition of GPI,
     Inclusive of finder's fee shares       11,431,965        11,432        567,280           --             --          578,712

Issued on settlement of GPI debts              188,154           188        187,966           --             --          188,154

Fair value of stock options granted
     concurrent with reverse acquisition          --            --        1,885,750           --             --        1,885,750

Fair value of warrants assumed in
     connection with reverse acquisition          --            --             --             --          620,600        620,600

Reverse acquisition adjustment
     to capital stock                             --         (36,755)    (5,545,412)          --             --       (5,582,167)
                                           -----------   -----------    -----------    -----------    -----------    -----------

                                            15,320,119        15,320      1,967,517        (85,000)       620,600      2,518,437

Share purchase warrants expired                   --            --            9,900           --           (9,900)          --

Subscription proceeds received                    --            --         (100,000)       141,000           --           41,000
                                           -----------   -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2002                 15,320,119   $    15,320    $ 1,877,417    $    56,000    $   610,700    $ 2,559,437
                                           ===========   ===========    ===========    ===========    ===========    ===========

GMC capital stock transactions during the three month period ended September 30, 2002:
During the period the company issued 11,231,965 shares of common stock on reverse acquisition of GPI, issued 200,000 shares of common stock shares as a finders' fee in connection with the acquisition, issued 188,154 shares of common stock on settlement of debts of GPI at $1.00 per share, assumed 744,494 GPI share purchase warrants and granted 2,135,000 stock options to former stock option holders of GPI. (Refer to Note 3).

During the period the Company received subscription proceeds of $100,000 for the purchase of 100,000 restricted shares of common stock at $1.00 per share in completion of a June 2002 private placement of 700,000 restricted common shares at $1.00 per share for proceeds of $700,000 of which $600,000 had been received at June 30, 2002.

Subsequent to the reverse acquisition, the Company commenced a private placement and received proceeds of $41,000 towards the purchase of 16,400 units at $2.50 per unit. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $5.00 per share for a period of two years. Subsequent to September 30, 2002 the Company received additional proceeds of $548,000 to date towards the purchase of a further 219,200 units of this private placement.

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                   (Unaudited)

NOTE 8 - CAPITAL STOCK (cont'd)

GPI capital stock transactions during the nine month period ended September 30, 2002:
Between February 13, 2002 and May 7, 2002 GPI completed private placements of 187,500 units at $1.00 per unit for total proceeds of $170,500, net of finder's fees of $17,000. Each unit consists of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share with 12,500 of the warrants expiring December 1, 2005 and 175,000 of the warrants expiring May 1, 2006.

Effective May 22, 2002 GPI settled loans payable totalling $136,245 through the issuance of 181,660 units at a price of $0.75 per unit. Each unit consists of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.75 per share to May 1, 2006.

Stock Options
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in connection with accounting for options granted to consultants and the disclosure provision relating to options granted to employees.

2002 Stock Option Plan
On May 15, 2002 the Board of Directors of Eduverse unanimously approved and adopted a 2002 stock option plan which was approved by shareholders on July 15, 2002 (the "2002 Stock Option Plan"). Pursuant to the provisions of the 2002 Stock Option Plan, stock options may be granted only to key personnel of the Company; generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any Director, Officer, employee or consultant of the Company or its subsidiaries. At the time a Stock Option is granted under the 2002 Stock Option Plan, the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which may be applicable to Eduverse at that time.

The 2002 Stock Option Plan further provides that the Board of Directors may grant to any key personnel of the Company who is eligible to receive options, one or more Incentive Stock Options at a price not less than fair market value and for a period not to exceed 10 years from the date of grant.

The 2002 Plan incorporates the previous grant of an option to ICI and or its consultants or employees, who performed services directly to the Company under the consulting agreement, on April 5, 2002 for 1,000,000 common shares exercisable at $0.50 per share for a period of two years. The fair value of this non-employee stock option at the date of grant of $930,000 was estimated using the Black-Scholes option pricing model with an expected life of two years, a risk-free interest rate of 4% and an expected volatility of 226%.

Stock Option Plan
On September 30, 2002 the Board of Directors of the Company approved the adoption of a new stock option plan (the "Plan") allowing for the granting of up to 3,500,000 options to directors, officers, employees and consultants of the Company and its subsidiaries. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors with terms not to exceed 10 years. The Plan further provides that the Board of Directors may grant to any key personnel of the Company who is eligible to receive options, one or more Incentive Stock Options at a price not less than fair market value and for a period not to exceed 10 years from the date of grant. Options and Incentive Stock Options granted under the Plan may have vesting requirements as determined by the Board of Directors.

The Plan incorporates the previous grant of 1,000,000 options to ICI and or its designates or employees.

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                   (Unaudited)

NOTE 8 - CAPITAL STOCK (cont'd)

In connection with the reverse acquisition as described in Note 3, the Company granted 1,740,000 options and 245,000 incentive stock options at $1.00 per share to previous holders of stock options of GPI to replace options previously granted by GPI at $0.60 per share. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the stock options granted in connection with a business combination is included in the determination of the purchase price. The fair value of these options at the date of grant of $1,888,750 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 226%.

In addition, also in connection with the reverse acquisition as described in
Note 3, the Company granted 150,000 incentive stock options at $1.00 per share to previous holders of stock options of GPI to replace options previously granted by GPI at $0.60 per share subject to straight line vesting for a period of 36 months commencing October 1, 2002. The fair value of these incentive stock options will be recorded as compensation expense over the vesting period. The fair value of these options at the date of grant of $142,500 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 226%.

The Company's stock option activity is as follows:

                                                                               Weighted Average
                                                             Weighted Average     Remaining
                                           Number of options  Exercise Price   Contractual Life
                                           -----------------  --------------   ----------------
   Balance, June 30, 2002, as previously
        reported by Eduverse                   1,000,000        $     0.50        1.76 years
   Granted during the period                   2,135,000              1.00        3.00 years
   Exercised / expired during the period               -                 -                 -
                                               ---------        ----------        ----------

   Balance, September 30, 2002                 3,135,000        $     0.84        2.53 years
                                               =========        ==========        ==========

Share Purchase Warrants
In connection with the reverse acquisition of GPI, the Company assumed 744,494 share purchase warrants previously outstanding in GPI. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the share purchase warrants assumed in connection with a business combination is included in the determination of the purchase price. The fair value of these share purchase warrants as at the date of the reverse acquisition of $620,600 was estimated using the Black-Scholes option pricing model with an expected life of 2.95 years, a risk-free interest rate of 4% and an expected volatility of 236%.

The Company's share purchase warrant activity is as follows:

                                                                                Weighted Average
                                                              Weighted Average      Remaining
                                           Number of warrants  Exercise Price   Contractual Life
                                           ------------------  --------------   ----------------
   Balance, June 30, 2002, as previously
        reported by Eduverse                           -         $       -                  -
   GPI warrant assumed                           744,494              1.16         2.95 years
   Exercised during the period                         -                 -                  -
   Expired during the period                    (110,334)             2.50                  -
                                                 -------         ---------         ----------

   Balance, September 30, 2002                   634,160         $    0.93         3.23 years
                                                 =======         =========         ==========

                                       13

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                   (Unaudited)

NOTE 9 - INCOME TAXES

There were no temporary differences between GPI's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $1,715,000 as at December 31, 2001 which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to September 30, 2002, the Company received proceeds of $548,000 to date towards the purchase of 219,200 units of the Company's ongoing private placement as described in Note 8.

Subsequent to September 30, 2002, the Company granted 15,000 Stock Options and 20,000 Incentive Stock Options.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

Current Business Operations

     GeneMax Corp., a Nevada corporation and formerly known as "Eduverse.com (the "Company"), is a biotechnology company specializing in the discovery and development of immunotherapeutics aimed at the treatment and eradication of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection. The Company currently trades on the OTC Bulletin Board under the symbol "GMXX" and authorized to trade on the Frankfurt Stock Exchange under the symbol "GX1".

     As of the date of this Quarterly Report, Company has consummated and finalized the acquisition of GeneMax Pharmaceuticals Inc., a Delaware corporation ("GeneMax Pharmaceuticals"). On May 9, 2002 and effective July 15, 2002, Eduverse.com (now known as GeneMax Corp.), GeneMax Pharmaceuticals, the shareholders of GeneMax Pharmaceuticals (the "GeneMax Shareholders"), and Investor Communications International, Inc., a Washington corporation ("ICI") entered into a share exchange agreement (the "Share Exchange Agreement"). In accordance with the terms of the Share Exchange Agreement and the securities laws of Canada, a Directors' Circular dated July 15, 2002 (the "Directors' Circular") was distributed to certain management, insiders and directors of GeneMax Pharmaceuticals (the "Canadian GeneMax Shareholders").

     Pursuant to the terms of the Share Exchange Agreement, the Directors' Circular and related settlements, the Company has acquired from the GeneMax Shareholders and the Canadian GeneMax Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of GeneMax Pharmaceuticals. As of the date of this Quarterly Report and in accordance with the terms of the Share Exchange Agreement, the Directors' Circular and related settlement agreements, the Company has issued shares of its restricted common stock as follows: (i) approximately 6,571,304 shares of restricted common stock to the GeneMax Shareholders in proportion to their respective holdings in GeneMax Pharmaceuticals; (ii) approximately 4,479,001 shares of restricted common stock to the Canadian GeneMax Shareholders pursuant to the terms of the Directors' Circular; (iii) 181,660 shares of restricted common stock to certain creditors of GeneMax Pharmaceuticals at $0.75 per share for settlement of an aggregate debt in the amount of $136,245; (iv) 188,154 shares of its restricted common stock to certain creditors of GeneMax Pharmaceuticals at $1.00 per share for settlement of an aggregate debt in the amount of $188,154; and (v) 200,000 shares of restricted common stock to a third party.

     As of the date of this Quarterly Report, the Company has issued an aggregate of 11,620,119 shares of its restricted common stock under the Share Exchange Agreement and Directors' Circular. Certain shares were issued in accordance with the terms and provisions of warrant agreements pursuant to which the holder thereof has the right to convert such warrant into shares of common stock on a one-to-one basis at either the rate of $0.75 per share or $1.00 per share. As of the date of this Quarterly Report, there are an aggregate of (i) 50,000 warrants issued and outstanding which may be converted into 50,000 shares of common stock at the rate of $1.00 per share expiring October 4, 2003; (ii) 227,500 warrants issued and outstanding which may be converted into 227,500 shares of common stock at the rate of $1.00 per share expiring December 1, 2005;
(ii) 175,000 warrants issued and outstanding which may be converted into 175,000 shares of common stock at the rate of $1.00 per share expiring May 1, 2006; and
(iii) 181,660 warrants issued and outstanding which may be converted into 181,660 shares of common stock at the rate of $0.75 per share expiring May 1, 2006. See "Item II. Other Information. Item 2. Changes in Securities and Use of Proceeds".

     Voluntary Pooling Agreement

     The Company and GeneMax Pharmaceuticals desire to provide for and maintain an orderly trading market and stable price for the Company's shares of Common Stock. Therefore, the Company, certain shareholders of GeneMax Pharmaceuticals and of the Company, and Global Securities Transfer Inc., the Company's transfer agent ("Global Securities"), entered into a voluntary pooling agreement dated May 9, 2002 and effective July 15, 2002 (the "Pooling Agreement"). Pursuant to the terms and provisions of the Pooling Agreement, certain shareholders of GeneMax Pharmaceuticals and certain shareholders of the Company (the "Pooled Shareholders") representing up to an aggregate of 9,166,980 shares of common stock, respectively (the "Pooled Shares"), generally agreed that the Pooled Shares will be subject to a contractual restrictive holding period. The Pooled Shareholders further agreed that that the Pooled Shares will not be traded and will become available for trading and released and sold in the following manner:
(i) an initial ten percent (10%) of the Pooled Shares will be released to the Pooled Shareholders on the date which is one calendar year from the closing date of the Share Exchange Agreement (the "First Release Date"); and (ii) a further ten percent (10%) will be released to the Pooled Shareholders on each of the dates which are every three (3) calendar months from the First Release Date in accordance with each Pooled Shareholder's respective shareholdings.

     Secured and Convertible Loan Agreement

     As a condition to entering into and in accordance with the Share Purchase Agreement, the Company and ICI agreed to advance to GeneMax Pharmaceuticals the aggregate principal sum of not less than $250,000 within five (5) business days of ICI raising an aggregate of $700,000.

     In accordance with the loan made to GeneMax Pharmaceuticals, the principal sum loan amount bears interest accruing at the rate of ten percent (10%) per annum, and is secured pursuant to a senior fixed and floating charge on all of the assets of GeneMax Pharmaceuticals (the "Loan"). As a result of the acquisition, the Loan became an intercompany account between the Company, as parent, and GeneMax Pharmaceuticals, as subsidiary.

     GeneMax Pharmaceuticals

     GeneMax Pharmaceuticals was formed during 1999, together with its subsidiary, which was formed under the laws of the Province of British Columbia, Canada. GeneMax Pharmaceuticals is a biotechnology company specializing in the discovery and development of immunotherapeutics aimed at the treatment and eradication of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection. Management of the Company believes that the global market for effective cancer treatments is large, and that immunotherapies representing potential treatments for metastatic cancer is an unmet need in the area of oncology.

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

     GeneMax Pharmaceuticals has informed management of the Company that the proof of principle behind the TAP Technology was established by curing mice bearing metastatic small cell lung cancer tumors. This study was published in Nature Biotechnology (Vol. 18, pp. 515-520, May 2000). The TAP Technology was further validated in melanoma. Management of the Company believes that the competitive advantages of the TAP Technology include (i) efficacy against secondary cancerous growths elsewhere in the body; (ii) no restrictions on the genetics of the tumors or individuals; (iii) non-toxicity to normal cells; and
(iv) complementary to and synergistic with other therapeutics. As of the date of this Quarterly Report, management of the Company believes that the TAP Technology is in the pre-clinical development stage and is preparing for Phase I clinical trials.

     Peptide Transfer Assay. Management of the Company believes that GeneMax Pharmaceutical's peptide transfer assay is a novel and sophisticated cell-based assay designed to evaluate compounds and drugs for their ability to stimulate or suppress the immune response (the "Peptide Transfer Assay"). The Peptide Transfer Assay's application is to identify compounds effective in the treatment of cancer, infectious diseases, and autoimmune diseases. Management of the Company believes that the Peptide Transfer Assay technology is expected to be of significant interest to pharmaceutical companies, companies with natural product libraries, anti-sense or gene libraries or proprietary rights to chemical compounds (e.g. combinatorial chemistry companies). As of the date of this Quarterly Report, management of the Company believes that the Peptide Transfer Assay is ready for development for high-throughput screening and partnering.

     As of the date of this Quarterly Report, management of the Company estimates that GeneMax Pharmaceuticals has raised approximately $2,000,000 in funding and the Company has raised $1,289,000 in funding since the May 2002 announcement of the GeneMax Pharmaceuticals acquisition. Management of the Company believes that an estimated $15,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I clinical trials for the TAP Technology and for corporate expenses, other expected development initiatives, and acquisitions.

Stock Option Plan

     On May 15, 2002, the Board of Directors of the Company unanimously approved and adopted a stock option plan and on September 30, 2002, the Board of Directors of the Company approved the adoption of a new stock option plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. Pursuant to the provisions of the Stock Option Plan, stock options (the "Stock Options") will be granted only to key personnel of the Company, generally defined as a person designated by the Board of Directors upon whose judgment, initiative and efforts the Company may rely including any director, officer, employee or consultant of the Company.

     The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each option, however, in no event may the maximum number of shares reserved for any one individual exceed 15% of the total issued and outstanding shares of the Company;
(iii) the time at which each Stock Option is to be granted; (iv) the purchase price for the shares under the Stock Option; (v) the option period; and (vi) the manner in which the Stock Option becomes exercisable or terminated. The Stock Option Plan provides authorization to the Board of Directors to grant up to 3,500,000 Stock Options to directors, officers, employees and consultants of the Company and its subsidiaries.

     In the event an optionee who is a director or officer of the Company ceases to serve in that position, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days after the effective date that his position ceases, and after such ninety-day period any unexercised Stock Option shall expire. In the event an optionee who is an employee or consultant of the Company ceases to be employed by the Company, any Stock Option held by such optionee generally may be exercisable within up to ninety (90) days (or up to thirty (30) days where the optionee provided only investor relations services to the Company) after the effective date that his employment ceases, and after such ninety- or thirty-day period any unexercised Stock Option shall expire.

     No Stock Options granted under the Stock Option Plan will be transfereable by the optionee, and each Stock Option will be exercisable during the lifetime of the optionee subject to the option period of ten (10) years or limitations described above. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one (1) year of his death or such longer period as the Board of Directors may determine.

     The exercise price of a Stock Option granted pursuant to the Stock Option Plan shall be paid in cash or certified funds upon exercise of the option.

     Incentive Stock Options. The Stock Option Plan further provides that, subject to the provisions of the Stock Option Plan, the Board of Directors may grant to any key personnel of the Company who is an employee eligible to receive options one or more incentive stock options to purchase the number of shares of common stock allotted by the Board of Directors (the "Incentive Stock Options"). The option price per share of common stock deliverable upon the exercise of an Incentive Stock Option shall be no less than fair market value of a share of common stock on the date of grant of the Incentive Stock Option. In accordance with the terms of the Stock Option Plan, "fair market value" of the Incentive Stock Option as of any date shall not be less than the closing price for the shares of common stock on the last trading day preceeding the date of grant. The option term of each Incentive Stock Option shall be determined by the Board of Directors, which shall not commence sooner than from the date of grant and shall terminate no later than ten (10) years from the date of grant of the Incentive Stock Option, subject to possible early termination as described above.

     As of the date of this Quarterly Report, 2,755,000 Stock Options and 415,000 Incentive Stock Options have been granted.

RESULTS OF OPERATION

Nine-Month Period Ended September 30, 2002 Compared to Nine-Month Period Ended September 30, 2001

     The Company's net loss during the nine-month period ended September 30, 2002 was approximately ($1,141,163) compared to a net loss of approximately ($438,165) during the nine-month period ended September 30, 2001 (an increase of $702,998).

     Net revenues during the nine-month periods ended September 30, 2002 and 2001 were $-0-. The lack of revenues during the nine-month periods ended September 30, 2002 and 2001 resulted from the Company's decision to discontinue retail sales of its software products, the focus on research relating to prospective new business endeavors, and the consummation of the acquisition of GeneMax Pharmaceuticals. The Company recorded interest income during the nine-month periods ended September 30, 2002 and 2001 of $125 and $1,139, respectively.

     During the nine-month period ended September 30, 2002, the Company recorded operating expenses of $1,141,288 compared to $439,304 of operating expenses recorded during the nine-month period ended September 30, 2001 (an increase of $701,984). All of the operating expenses incurred during the nine-month period ended September 30, 2002 were incurred as general and administrative expenses comprised primarily of the following: (i) research and development of approximately $622,130 compared to $150,184 incurred during the nine-month period ended September 30, 2001; (ii) professional fees of approximately $212,797 compared to $41,020 incurred during the nine-month period ended September 30, 2001; (iii) consulting fees of approximately $102,036 compared to $82,193 incurred during the nine-month period ended September 30, 2001; (iv) management fees of approximately $104,312 compared to $99,000 incurred during the nine-month period ended September 30, 2002; and (v) office and general expenses of approximately $59,514 compared to $35,079 incurred during the nine-month period ended September 30, 2002. This increase in general and administrative expenses was due primarily to the increased scale and scope of overall corporate activity pertaining to the review and due diligence associated with the proposed acquisition of GeneMax Pharmaceuticals, the acquisition of GeneMax Pharmaceuticals, and the ongoing research and development relating to the TAP Technology. General and administrative expenses generally include corporate overhead, administrative management, consulting costs and professional fees.

     Of the $1,141,288 incurred as general and administrative expenses during the nine-month period ended September 30, 2002, an aggregate of $24,500 in fees was incurred to and $13,916 in advances was paid by (after the acquisition) Investor Communications International, Inc. ("ICI") for services rendered by ICI to the Company on a month-to-month basis, as needed, including, but not limited to, financial, administrative and general management. Based upon $106,276 which was due and owing ICI prior to the acquisition, this resulted in $144,692 due and owing ICI. During the nine-month period ended September 30, 2002, the Company paid ICI $126,468 (after the acquisition). As of September 30, 2002, an aggregate amount of $18,224 remains due and owing to ICI by the Company relating to fees, cash advances and interest.

     During the nine-month period ended September 30, 2001, the Company had incurred an aggregate amount of $225,000 to ICI, which together with other unpaid fees and advances of $231,896, resulted in an aggregate of $456,896 due and owing ICI. This amount was settled pursuant to a settlement agreement dated March 14, 2001 between the Company and ICI whereby ICI agreed to accept the issuance of 15,230,000 pre-reverse consolidation shares of restricted common stock in settlement and release of the $456,896 due and owing. Subsequent to the settlement, an additional $65,700 in fees was accrued to ICI. $37,481 of this amount was settled pursuant to a settlement agreement dated December 12, 2001 between the Company and ICI whereby ICI agreed to accept the issuance of 249,870 post-reverse consolidation shares of restricted common stock in settlement and release of the $37,481 due and owing.

     As of the date of this Quarterly Report, the Company and ICI have entered into a consulting services agreement (the "Consulting Services Agreement"). Pursuant to the terms and provisions of the Consulting Services Agreement, ICI will provide to the Company such finance, administrative, and general management services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the drug discovery and development industry, involving the patented drug discovery assay for immunomodulatory compounds and the pipeline aimed at treatment of cancer, infectious diseases, autoimmune disorders and transplant tissue rejection. Mr. Grant Atkins, a director of the Company, is employed by ICI and part of the management team provided by ICI to the Company, and derives remuneration from ICI for such services rendered to the Company. As of September 30, 2002, Mr. Atkins was paid approximately $5,325 and $2,550 remains due and owing by ICI for expenses paid on behalf of the Company.

     As discussed above, the increase in net loss during the nine-month period ended September 30, 2002 as compared to the nine-month period ended September 30, 2001 is attributable primarily to the increase in operating expenses during the nine-month period ended September 30, 2002. The Company's net loss during the nine-month period ended September 30, 2002 was approximately ($1,141,163) or ($0.09) per common share compared to a net loss of approximately ($438,165) or ($0.04) per common share during the nine-month period ended September 30, 2001. The weighted average of common shares outstanding were 12,543,866 for the nine-month period ended September 30, 2002 compared to 11,431,965 for the nine-month period ended September 30, 2001.

Three-Month Period Ended September 30, 2002 Compared to Three-Month Period Ended September 30, 2001

     The Company's net loss during the three-month period ended September 30, 2002 was approximately ($546,495) compared to a net loss of approximately ($129,694) during the three-month period ended September 30, 2001 (an increase of $416,801).

     Net revenues during the three-month periods ended September 30, 2002 and 2001 were $-0-. The Company recorded interest income during the nine-month period ended September 30, 2002 of $96 compared to $-0- during the nine-month period ended September 30, 2001.

     During the three-month period ended September 30, 2002, the Company recorded operating expenses of $546,591 compared to $129,694 of operating expenses recorded during the three-month period ended September 30, 2001 (an increase of $416,897). All of the operating expenses incurred during the three-month period ended September 30, 2002 were incurred as general and administrative expenses comprised primarily of the following: (i) research and development of approximately $259,489 compared to $45,400 incurred during the three-month period ended September 30, 2001; (ii) professional fees of approximately $140,548 compared to $10,297 incurred during the three-month period ended September 30, 2001; (iii) consulting fees of approximately $66,536 compared to $26,884 incurred during the three-month period ended September 30, 2001; (iv) management fees of approximately $43,990 compared to $33,000 incurred during the three-month period ended September 30, 2002; and (v) $office and general expenses of approximately $17,711 compared to $3,442 incurred during the three-month period ended September 30, 2002.

     As discussed above, the increase in net loss during the three-month period ended September 30, 2002 as compared to the three-month period ended September 30, 2001 is attributable primarily to the increase in general and administrative expenses incurred during the three-month period ended September 30, 2002. The Company's net loss during the three-month period ended September 30, 2002 was approximately ($546,495) or ($0.04) per common share compared to a net loss of approximately ($129,694) or ($0.01) per common share during the three-month period ended September 30, 2001. The weighted average of common shares outstanding were 14,728,443 for the three-month period ended September 30, 2002 compared to 11,431,965 for the three-month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of the date of this Quarterly Report, the Company is engaged in an offering of 1,000,000 units at $2.50 per unit and has received approximately $589,000 in gross proceeds. See "Part I. Financial Information. Item 2. Management's Discussion and Analysis or Plan of Operation - Funding" and "Part
II. Item 2. Changes in Use of Proceeds and Securities". Management of the Company believes that prior to the acquisition, GeneMax Pharmaceuticals has raised approximately $2,000,000 in funding. Management of the Company believes that an estimated $15,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I clinical trials for the TAP Technology and other expected development initiatives. The Company must raise additional capital. Furthermore, the Company has not generated sufficient cash flow in the past to fund its operations and activities. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are entirely dependent upon the Company's current management to raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company's failure to successfully raise additional capital will have a material and adverse affect upon the Company and its shareholders. The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     Balance Sheet as of September 30, 2002

     As of September 30, 2002, the Company's current assets were $6,000 and its current liabilities were $401,210, which resulted in a working capital deficit of $395,210. As of September 30, 2002, the Company's total assets were $123,362 consisting of (i) $6,000 in current assets comprised of prepaid expenses; and
(ii) $117,362 in furniture and equipment (net of depreciation). As of September 30, 2002, the Company's total liabilities of $401,210 consisted primarily of (i) accounts payable and accrued liabilities in the amount of $316,102; (ii) amounts due to related parties of $73,944; and (iii) bank overdraft in the amount of $11,164.

     As of September 30, 2002, the Company's total stockholders' deficit increased to ($277,848) from a total stockholders' deficit of ($74,049) at December 31, 2001.

     The Company has not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2002, net cash flows used in operating activities was ($852,322) compared to ($335,919) of net cash flows used in operating activities for the nine-month period ended September 30, 2001 (an increase of $516,403). The increase in cash flows used in operating activities during the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 resulted from: (i) a net loss of ($1,141,163) incurred during the nine-month period ended September 30, 2002 compared to a net loss of ($438,165) incurred during the nine-month period ended September 30, 2001; (ii) an increase in accounts payable of $258,294 during the nine-month period ended September 30, 2002 compared to the accounts payable increase of $79,466 during the nine-month period ended September 30, 2001; and
(iii) an increase in depreciation of $30,547 during the nine-month period ended September 30, 2002 compared to depreciation increase of $22,780 during the nine-month period ended September 30, 2001.

     Net cash flows from investing activities was $423,373 for the nine-month period ended September 30, 2002 compared to net cash flows used in investing activities of ($68,658) for the nine-month period ended September 30, 2001. The increase in net cash flows from investing activities during the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 resulted primarily from: (i) pre-reverse merger advances from GeneMax Pharmaceuticals in the amount of $250,000 compared to $-0- during the nine-month period ended September 30, 2001; and (ii) cash in the amount of $173,373 acquired on the reverse merger with GeneMax Pharmaceuticals compared to $-0- during the nine-month period ended September 30, 2001.

     Net cash flows from financing activities was $421,481 for the nine-month period ended September 30, 2002 compared to net cash flows from financing activities of $225,432 for the nine-month period ended September 30, 2001. The increase in net cash flows from financing activities during the nine-month period ended September 30, 2002 compared to the nine-month period ended September 30, 2001 resulted primarily from: (i) proceeds on sale and subscription of common stock of $311,500 compared to $202,750 during the nine-month period ended September 30, 2001; (ii) loans payable in the amount of $68,545 compared to $-0- during the nine-month period ended September 30, 2001; and (iii) advances from related parties of $30,272 compared to $22,682 during the nine-month period ended September 30, 2001.

FUNDING

     Current management of the Company anticipates an increase in operating expenses over the next three years to pay expenses associated with the successful completion of the balance of pre-clinical development and commencement of Phase I clinical trials for the TAP Technology and corporate expenses.

     As of the date of this Quarterly Report, the Company is engaged in a private placement offering under Rule 506 of Regulation D and Regulation S of the Securities Act of 1933, as amended (the "1933 Securities Act"). Pursuant to the terms of the private placement, the Company is offering 1,000,000 units (the "Units") at $2.50 per Unit for aggregate gross proceeds of $2,500,000. Each Unit consists of one share of restricted common stock of the Company (the "Share") and one-half of one non-transferable share purchase warrant (the Warrant"), with each whole Warrant convertible into one Share at $5.00 per whole Warrant. See "Part II. Other Information. Item 2. Change in Use of Proceeds and Securities".)

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     (a) On approximately May 17, 2001, a complaint was filed with the Securities and Exchange Commission against the Company ("SEC Complaint HO-309021"). The SEC Complaint HO-309021 involves Mr. Rodney Muse, a previous investor of the Company, who had subscribed for shares of restricted Common Stock during October 2000 pursuant to a subscription agreement and who subsequently attempted to rescind the transaction. On May 31, 2001, the Company answered SEC Complaint HO-309021.

     On approximately May 29, 2002, Rodney Muse and Chadwick Muse, as assignee of Rodney Muse, filed separate complaints against the Company in the small claims court of Reno Township, County of Washoe, State of Nevada, Case No. RSC 2002-001760 and Case No. RSC 2002-001761, respectively (collectively, the "Nevada Complaints"). The Nevada Complaints relate to SEC Complaint HO-309021 and seek damages in the aggregate amount of $10,000.00. During September 2002, the small claims court of Reno Township issued two separate orders and judgments finding in favor of Messrs. Rodney Muse and Chadwick Muse, and awarded damages to each in the amount of $5,000.00.

     As of the date of this Quarterly Report, the respective judgments are being appealed by the Company to the County Court of Reno Township, County of Washoe, State of Nevada. Based upon information from its counsel, management of the Company believes that appeal of the respective court orders will result in either a remand to the small claims court for a new trial and resulting revocation of the existing judgments or a reversal of the small claims court's respective orders and resulting revocation of the judgments. Management of the Company intends to aggressively pursue and continue its legal actions and to further review its potential legal remedies.

     (b) On approximately September 4, 2002, the Company initiated litigation against Global Securities Corporation and Union Securities Corporation (the "B.C. Defendants") by filing a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Registry No. S024914 (the "British Columbia Complaint"). The claims made by the Company against the B.C. Defendants in the British Columbia Complaint involve the alleged illegal naked short selling of the Company's shares of common stock conducted by the B.C. Defendants to manipulate share price for profit and gain in violation of the provisions of the Company's bylaws, the Investment Dealers Association of Canada, the National Association of Securities Dealers, the Criminal Code of Canada, and the Securities Exchange Act of 1934, as amended (the "Naked Short Sales"). The claims against the B.C. Defendants specifically allege violation of fair-trading practices, negligence and/or fraud and share price manipulation. The Company is seeking damages from the B.C. Defendants resulting from the alleged actions of the B.C. Defendants that include loss of investment opportunity, injury to reputation, artificial issuance of shares that results in illegal devaluation of the Company's securities, and other damages.

     As of the date of this Quarterly Report, the B.C. Defendants have filed a statement of defense generally denying the allegations and counterclaiming for defamation relating to statements made by the Company about the litigation in a Company news release. The parties have engaged in preliminary discovery, which includes response to interrogatories, production of documents and request for further production of documents. Management of the Company intends to aggressively pursue and continue its legal actions and to further review its potential legal remedies.

     (c) On approximately October 3, 2002, the Company initiated litigation against various broker-dealers, market makers and clearing agents (the U.S. Defendants") allegedly involved in the Naked Short Sales by filing a Complaint in the U.S. District Court for the District of Nevada, File No. S024914 (the "United States Complaint"). The claims made by the Company against the U.S. Defendants in the United States Complaint allege unlawful "shorting" activities involving the Company's shares of common stock including fraud, negligence, violation of U.S. securities laws, racketeering (RICO) and conspiracy. The Company seeks an injunction against the U.S. Defendants to enjoin the unlawful shorting activities and substantial damages, including punitive damages.

     As of the date of this Quarterly Report, the U.S. Defendants have either filed answers or requests for extensions of time within which to file formal statements of defense. Management of the Company believes that upon receipt of trading records and other documentation, the Company may amend the United States Complaint to name additional broker-dealers, market makers, clearing agents and individual securities professionals as defendants. Management of the Company intends to aggressively pursue and continue its legal actions and to further review its potential legal remedies.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) During the six-month period ended June 30, 2002, the Company engaged in a private placement offering under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"). Pursuant to the terms of the private placement, the Company offered 2,400,000 shares of its common stock at $0.125 per share to raise $300,000. On approximately May 3, 2002, the Company terminated the offering pursuant to which it sold 2,000,000 shares of common stock at $0.125 per share for aggregate gross proceeds of $250,000.00 The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, potential future earnings, assets and net worth of the Company. The Company issued shares of common stock to seven investors, none of which were accredited investors as that term is defined under Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (b) During the six-month period ended June 30, 2002, the Company engaged in a private placement offering under Rule 506 of Regulation D and Regulation S of the 1933 Securities Act. Pursuant to the terms of the private placement, the Company offered 700,000 shares of its common stock at $1.00 per share to raise an aggregate of $700,000. The shares of Common Stock were offered only to U.S. residents who were accredited investors as that term is defined under Regulation

D and to non-U.S. residents. On June 14, 2002, the Company terminated the offering pursuant to which it sold 700,000 shares of its common stock at $1.00 per share for aggregate gross proceeds of $700,000. The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors relating to the acquisition of GeneMax Pharmaceuticals including, but not limited to, potential future earnings, assets and net worth of the Company. The Company issued shares of common stock to twenty-three investors, all of which were accredited investors. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (c) Pursuant to the terms of the Share Exchange Agreement, the Directors' Circular and associated settlement agreements, the Company was required to issue shares of its restricted common stock as follows: (i) 6,571,304 shares of restricted common stock to the GeneMax Shareholders in proportion to their respective holdings in GeneMax Pharmaceuticals; (ii) 4,479,001 shares of restricted common stock to the Canadian GeneMax Shareholders pursuant to the terms of the Directors' Circular; (iii) 181,660 shares of restricted common stock to certain creditors of GeneMax Pharmaceuticals at $0.75 per share for settlement of an aggregate debt in the amount of $136,245; (iv) 188,154 shares of restricted common stock to certain creditors of GeneMax Pharmaceuticals at $1.00 per share for settlement of an aggregate debt in the amount of $188,154; and (v) 200,000 shares of restricted common stock to a third party.

     As of the date of this Quarterly Report, the Company has issued an aggregate of 11,620,119 shares of its restricted common stock under the Share Exchange Agreement and Directors' Circular. Certain shares were issued in accordance with the terms and provisions of warrant agreements pursuant to which the holder thereof has the right to convert such warrant into shares of common stock on a one-to-one basis at either the rate of $0.75 per share or $1.00 per share. As of the date of this Report, there are an aggregate of (i) 277,500 warrants issued and outstanding which may be converted into 277,500 shares of common stock at the rate of $1.00 per share expiring December 1, 2005; (ii) 175,000 warrants issued and outstanding which may be converted into 175,000 shares of common stock at the rate of $1.00 per share expiring May 1, 2006; and
(iii) 181,660 warrants issued and outstanding which may be converted into 181,660 shares of common stock at the rate of $0.75 per share expiring May 1, 2006.

     (d) As of the date of this Quarterly Report, the Company is engaged in a private placement offering under Rule 506 of Regulation D and Regulation S of the 1933 Securities Act. Pursuant to the terms of the private placement, the Company is offering 1,000,000 Units at $2.50 per Unit to raise an aggregate of $2,500,000. The Units consist of one share of Common Stock and one-half of one non-transferable share purchase warrant (the "Warrant"), with each whole Warrant convertible into one share of Common Stock at $5.00 per whole Warrant. The Units are being offered primarily to U.S. residents who are accredited investors as that term is defined under Regulation D and to non-U.S. residents. The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors relating to the acquisition of GeneMax Pharmaceuticals including, but not limited to, potential future earnings, assets and net worth of the Company. As of the date of this Quarterly Report, the

Company will issue approximately 235,600 Units to seventeen investors and received $589,000 in gross proceeds. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     As a result of the issuance of shares, there was a change in control of the Company. The board of directors of the Company desire to set forth the names and address, as of the date of this Report, and the approximate number of shares of common stock owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group.

     As of the date of this Quarterly Report, there are 15,320,119 shares of common stock issued and outstanding.

--------------------------------------------------------------------------------
Title of Class    Name and Address of       Amount and Nature       Percent of
                   Beneficial Owner             of Class               Class
--------------------------------------------------------------------------------

                                                        (1)(2)
Common Stock      James D. Davidson             1,466,666               8.61%
                  321 S. St. Asaph Street
                  Alexandria, Virginia 22314

                                                        (1)(3)
Common Stock      Ronald L. Handford            1,266,000               5.98%
                  3432 West 13th Avenue
                  Vancouver, British Columbia
                  Canada V5Y 1W1

                                                        (1)(4)
Common Stock      442668 B.C. Ltd.              3,270,465              18.08%
                  12596 23rd Avenue
                  Surrey, British Columbia
                  Canada V4A 2C2

                                                        (1)(5)
Common Stock      Investor Communications       1,554,470              10.15%
                   International, Inc.
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98230

                                                        (6)
Common Stock      All current officers          5,350,446              34.92%
                   and directors as a group
                   (6 persons)
--------------------------------------------------------------------------------

(1)  These are restricted shares of common stock.

(2) Mr. James Davidson is an initial founding shareholder of GeneMax Pharmaceuticals. This figure includes (a) 788,333 shares of common stock held of record by Mr. Davidson; (b) an aggregate of 500,000 shares of common stock held of record by Mr. Davidson's two minor children, respectively, over which Mr. Davidson has sole voting and disposition rights; (c) an assumption of the exercise of an aggregate of 13,333 warrants exercisable into 13,333 shares of common stock at the rate of $0.75 per share expiring on May 1, 2006; (d) an assumption of the exercise by Mr. Davidson of an aggregate of 15,000 warrants exercisable by Mr. Davidson into 15,000 shares of common stock at the rate of $1.00 per share expiring December 1, 2005; and (e) an assumption of the exercise by Mr. Davidson of an aggregate of 150,000 Stock Options to acquire 150,000 shares of common stock at $1.00 per share. As of the date of this Quarterly Report, no warrants nor Stock Options have been exercised.

(3) Mr. Ronald Handford is an initial founding shareholder of GeneMax Pharmaceuticals. This figure includes (a) 158,000 shares of common stock held of record by Mr. Handford; (b) 325,000 shares of common stock held of record by Aberdeen Holdings Limited over which Mr. Handford has sole disposition rights; (c) 325,000 shares of common stock held of record by Latitude 32 Holdings Ltd. over which Mr. Handford has sole disposition rights; (d) 100,000 shares of common stock held of record by Handford Management Inc. over which Mr. Handford has sole voting and disposition rights; (e) an assumption of the exercise by Mr. Handford of an aggregate of 8,000 warrants into 8,000 shares of common stock at $0.75 per share expiring December 1, 2005; and (f) an assumption of the exercise by Mr. Handford of an aggregate of 350,000 Stock Options to acquire 350,000 shares of common stock at $1.00 per share. As of the date of this Quarterly Report, no warrants nor Stock Options have been exercised.

(4) Dr. Wilfred Jefferies is an initial founding shareholder of GeneMax Pharmaceuticals. Dr. Jefferies has sole voting and disposition rights over the 2,770,465 shares of common stock held of record by 442668 B.C. Ltd. This figure also includes an assumption of the exercise by Dr. Jefferies of an aggregate of 500,000 Stock Options to acquire 500,000 shares of common stock at $1.00 per share. As of the date of this Quarterly Report, no Stock Options have been exercised. As of the date of this Quarterly Report, no Stock Options have been exercised.

(5) This figure includes (a) 554,470 shares of common stock held of record by Investor Communications International, Inc.; and (b) an assumption of the exercise of 1,000,000 Stock Options granted to Investor Communications International, Inc. pursuant to the terms of the Stock Option Plan to acquire 1,000,000 shares of common stock at $0.50 per share. As of the date of this Quarterly Report, no Stock Options have been exercised.

(6) This figure includes the assumption of the exercise of an aggregate of 129,827 warrants into 129,827 shares of common stock. As of the date of this Quarterly Report, no warrants have been exercised.

     Notwithstanding the Pooling Agreement, there are no arrangements or understanding among the entities and individuals referenced above or their respective associates concerning election of directors or any other matters which may require shareholder approval.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits:

     10._ Consulting Agreement Between GeneMax Corp. and Investor Communications
          International, Inc.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

     Reports on Form 8-K:

     (a)  Report on Form 8-K filed September 27, 2002.
     (b)  Report on Form 8-K filed on September 26, 2002.
     (c)  Report on Form 8-K filed on July 25, 2002 (amendment).
     (d)  Report on Form 8-K filed on July 18, 2002
     (e)  Report on Form 8-K filed on June 6, 2002.
     (f)  Report on Form 8-K filed on May 20, 2002.
     (g)  Report on Form 8-K filed May 13, 2002.
     (h)  Report on Form 8-K filed on February 13, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENEMAX CORP.

Dated: November 7, 2002                By: /s/ Ronald L. Handford
                                       --------------------------
                                       President/Chief Executive Officer


Dated: November 7, 2002                By: /s/ James D. Davidson
                                       -------------------------
                                       Chief Financial Officer