Form 10KSB
period 2002-12-31
GENEMAX CORP
filed 2003-04-15
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2002

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


                          435 Martin Street, Suite 2000
                            Blaine, Washington 98230
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (360) 332-7734
                                 --------------
                           (Issuer's telephone number)

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

     Check here if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State the issuer's revenues for its more recent fiscal year (ending December 31, 2002): $-0-.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of February 28, 2003: $10,405,574.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                                    Outstanding as of March 31, 2003

Common Stock, $.001 par value            16,813,519

                                                                            Page

ITEM 1.  DESCRIPTION OF BUSINESS                                              1

ITEM 2.  PROPERTIES                                                          14

ITEM 3.  LEGAL PROCEEDINGS                                                   14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED                                15
           STOCKHOLDER MATTERS

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR                             19
           PLAN OF OPERATION

ITEM 7.  FINANCIAL STATEMENTS                                                26

         AUDITOR'S REPORT DATED FEBRUARY 25, 2003                            28

         CONSOLIDATED BALANCE SHEETS                                         29

         CONSOLIDATED STATEMENTS OF OPERATIONS                               30

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                      31

         CONSOLIDATED STATEMENTS OF CASH FLOWS                               36

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          37

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF                    47
           ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND                        47
           CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
           OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION                                              49

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS                     56
           AND MANAGEMENT

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                      58

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                    60

ITEM 14. CONTROLS AND PROCEDURES                                             60

SIGNATURES                                                                   60

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY AND DEVELOPMENT

     GeneMax Corp., formerly known as Eduverse.com, is a Nevada corporation which currently trades on the OTC Bulletin Board under the symbol "GMXX" and is referred to in this Form 10-KSB as the "Company". The Company is also listed for trading on the Frankfurt Stock Exchange (FWB) under the symbol "GX1". The Company is a product-focused biotechnology company specializing in the application of the latest discoveries in cellular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection. The Company's operating subsidiaries are GeneMax Pharmaceuticals Inc., a Delaware corporation ("GeneMax Pharmaceuticals"), and the subsidiary of GeneMax Pharmaceuticals named GeneMax Pharmaceuticals Canada Inc., which is a corporation organized under the laws of British Columbia.

     The Company's principal place of business is located at 435 Martin Street, Suite 2000, Blaine, Washington 98230. Its telephone number is 360.332.7734 and its facsimile number is 360.332.1643.

SHARE EXCHANGE AGREEMENT

     During fiscal year ended December 31, 2002, the Company consummated and finalized the acquisition of GeneMax Pharmaceuticals and its subsidiary interests. On May 9, 2002 and effective July 15, 2002, Eduverse.com (now known as GeneMax Corp.), GeneMax Pharmaceuticals, the shareholders of GeneMax Pharmaceuticals (the "GeneMax Shareholders"), and Investor Communications International, Inc., a Washington corporation ("ICI") entered into a share exchange agreement (the "Share Exchange Agreement"). In accordance with the terms of the Share Exchange Agreement and the securities laws of Canada, a Directors' Circular dated July 15, 2002 (the "Directors' Circular") was distributed to certain management, insiders and directors of GeneMax Pharmaceuticals, and other Canadian shareholders (the "Canadian GeneMax Shareholders").

     Pursuant to the terms of the Share Exchange Agreement, the Directors' Circular and related settlements, the Company acquired from the GeneMax Shareholders and the Canadian GeneMax Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of GeneMax Pharmaceuticals and its subsidiary interests. In accordance with the terms of the Share Exchange Agreement, the Directors' Circular and related settlement agreements, the Company issued shares of its restricted common stock as follows: (i) approximately 6,571,304 shares of restricted common stock to the GeneMax Shareholders in proportion to their respective holdings in GeneMax Pharmaceuticals; (ii) approximately 4,479,001 shares of restricted common stock to the Canadian GeneMax Shareholders pursuant to the terms of the Directors' Circular; (iii) 181,660 shares of restricted common stock to certain creditors of GeneMax Pharmaceuticals at $0.75 per share for settlement of an aggregate debt in the amount of $136,245; (iv) 188,154 shares of its restricted common stock to certain creditors of GeneMax Pharmaceuticals at $1.00 per share for settlement of an aggregate debt in the amount of $188,154; and (v) 200,000 shares of restricted common stock to a third party.

     The Company issued an aggregate of 11,620,119 shares of its restricted common stock under the Share Exchange Agreement and Directors' Circular and related settlement agreements. Certain warrant instruments were issued in accordance with the terms and provisions of warrant agreements pursuant to which the holder thereof has the right to convert such warrant into shares of common stock on a one-to-one basis at either the rate of $2.50 per share, $0.75 per share or $1.00 per share. Pursuant to the Share Exchange Agreement and Directors' Circular and related settlement agreements, there were an aggregate of 744,494 warrant instruments issued, of which 110,334 warrants were issued convertible into 110,334 shares of common stock at the rate of $2.50 per share expiring on September 1, 2002. The 110,334 warrants were not converted by the holders thereof into shares of common stock and expired on their terms. Thus, as of the date of this Annual Report, there are an aggregate of 634,160 warrant instruments issued comprised of the following: (i) 277,500 warrants issued and outstanding which may be converted into 277,500 shares of common stock at the rate of $1.00 per share expiring December 1, 2005; (ii) 175,000 warrants issued and outstanding which may be converted into 175,000 shares of common stock at the rate of $1.00 per share expiring May 1, 2006; and (iii) 181,660 warrants issued and outstanding which may be converted into 181,660 shares of common stock at the rate of $0.75 per share expiring May 1, 2006. See "Part I. Item 5. Market for Registrant's Common Equity and Related Stockholder Matters".

     Voluntary Pooling Agreement

     The Company and GeneMax Pharmaceuticals desire to provide for and maintain an orderly trading market and stable price for the Company's shares of Common Stock. Therefore, the Company, certain shareholders of GeneMax Pharmaceuticals and of the Company, and Global Securities Transfer Inc., the Company's transfer agent ("Global Securities"), entered into a voluntary pooling agreement dated May 9, 2002 and effective July 15, 2002 (the "Pooling Agreement"). Pursuant to the terms and provisions of the Pooling Agreement, certain shareholders of GeneMax Pharmaceuticals and certain shareholders of the Company (the "Pooled Shareholders") representing up to an aggregate of 9,166,980 shares of common stock, respectively (the "Pooled Shares"), generally agreed that the Pooled Shares are subject to a contractual restrictive holding period. The Pooled Shareholders further agreed that that the Pooled Shares may not be traded and currently become available for trading and released and sold in the following manner: (i) an initial ten percent (10%) of the Pooled Shares will be released to the Pooled Shareholders on the date which is one calendar year from the closing date of the Share Exchange Agreement (the "First Release Date"); and
(ii) a further ten percent (10%) will be released to the Pooled Shareholders on each of the dates which are every three (3) calendar months from the First Release Date in accordance with each Pooled Shareholder's respective shareholdings.

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

CURRENT BUSINESS OPERATIONS

GENERAL

     The Company is a product-focused biotechnology company specializing in the application of the latest discoveries in cellular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection. The Company's technologies are based on an understanding of the function of a protein "pump" within cells that is essential in the processing of tumor antigens, known as Transporters associated with Antigen Processing ("TAP").

     Cancer is a disease in which cells become abnormal and fail to respond to the body's normal control mechanisms. As a result, the cancerous cells proliferate in an uncontrolled manner, invade nearby tissues and often spread to other parts of the body. Ultimately, if the cancer is not controlled, it will result in failure of body functions and death. Cancers are characterized by defects in the cellular antigen presentation pathway, which result in the cancer becoming invisible to the immune system. This allows the cancer to continue to proliferate and eventually spread.

     The current standard therapies for cancer treatment include surgery, radiation therapy and chemotherapy. However, management of the Company believes that these treatments are not specific in targeting just cancerous cells and often fail to remove or destroy all of the cancer, and can negatively affect other cells and cause significantly detrimental side effects. The remaining cancer cells then grow into new tumors, which are often resistant to further chemotherapy or radiation, resulting in a high mortality rate. In the United States, statistics reflect that cancer is the second leading cause of death with an estimated 550,000 deaths from cancer annually.

     Immunotherapy for Cancer

     Management of the Company believes that there is a critical need for more effective cancer therapies. Management further believes that the global market for effective cancer treatments is large, and that immunotherapies representing potential treatments for metastatic cancer is an unmet need in the area of oncology.

     It has been known for several years that the human immune systems has the potential to clear cancers from the body based on clinical observations that some tumors spontaneously regress when the immune system is activated. Previously, it was discovered that most cancers are not very "immunogenic", meaning that the cancers were not able to cause an immune response because they no longer expressed key immune proteins on their cell surface (known as "MHC Class I". In healthy cells, these proteins provide the information to the immune system that defines whether the cell is healthy or, in the case of cancer or viral infection, abnormal. If the MHC Class I proteins signal that the cells are abnormal, then the immune system T-cells are activated to attack and kill the infected or malignant cell.

     Generally, the steps in the cellular antigen presentation pathway are as follows:

     1. abnormal or foreign proteins from the cytoplasm of a cell are broken down into peptides by an enzyme complex;

     2. the TAP protein then assists in transporting these antigen peptides into the endoplasmic reticulum, which is a cellular compartment where the MHC Class I proteins are assembled (the "ER");

     3. in the ER, the antigen peptides are attached to the MHC Class I proteins and then transferred to the cell surface where they signal the immune system that the cell should be destroyed; and

     4. the immune system then recognizes the complex and activates T cells to attack and kill the infected or cancerous cells.

     It was recently discovered that the TAP protein is often disabled in cancers, leading to low expression of cancer antigen peptides on the cell surface. In many solid tumors, the TAP protein does not function and, therefore, the immune system is not stimulated to attack the cancer. Management of the Company believes that although a number of cancer therapies have been developed that stimulate the immune system, these approaches have generally proven ineffective because the cancers remain invisible to the immune system due to the lack of the TAP protein. See "Part I. Item 1. Description of Business - Products".

     Therapeutic Cancer Vaccines

     A "cancer vaccine" is a therapy that stimulates the immune system to attack tumors. Management of the Company believes that most cancer vaccines of other companies under development contain either cancer-specific proteins that directly activate the immune system or contain genetic information (DNA) that codes for these cancer-specific proteins. There are, however, a number of key conditions that must be met before a cancer vaccine can be effective in generating a therapeutic immune response: (i) the cancer antigen peptide delivered by the vaccine has to be recognized by the immune system as "foreign" in order to generate a strong and specific T-cell response; (ii) exactly the same cancer antigen peptide has to be displayed on the surface of the cancer cells in association with the MHC Class I proteins; and (iii) these cancer antigen peptides then have to be sufficiently different from normal proteins in order to generate a strong anti-tumor response.

     If these conditions are all met, then the cancer vaccine should generate a sufficiently strong immune response to kill the cancer cells. Management of the Company believes, however, that the identification of suitable cancer-specific antigen proteins to use in these therapeutic vaccines has proven extremely complex. The MHC Class I proteins are highly variable (over 100 different types in humans) and, as a result, any one cancer antigen peptide will not produce an immune response for all individuals. Management of the Company further believes that cancers are "genetically unstable" and their proteins are highly variable, so that the selected cancer antigen protein may result in the immune system only attacking a small subset of the cancerous cells. Management of the Company believes that the Company's TAP Cancer Vaccine overcomes many of the problems associated with the current cancer vaccines discussed above (see "TAP Cancer Vaccine" section below).

PRODUCTS

     The Company's strategic vision is to be a product-driven biotechnology company, focusing primarily on use of its patented TAP technology to restore the TAP function within cancerous cells, thus making them immunogenic. As a result, the MHC Class I proteins can signal the immune system to attack the cancer. The Company intends to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition. Management believes that its cancer vaccine is the only therapeutic approach that addresses this problem of "non-immunogenicity" of cancer. Management believes that this therapy will have a strong competitive advantage over other cancer therapies, since restoring the TAP protein will direct the immune system to specifically target the cancerous cells without damaging healthy tissue.

     TAP Cancer Vaccine

     The Company has developed a patented therapeutic cancer vaccine to restore the TAP protein (the "TAP Cancer Vaccine"). The TAP Cancer Vaccine is targeted at those cancers that are deficient in the TAP protein, which include commonly occurring breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

     The TAP Cancer Vaccine would deliver the TAP protein and genetic information, thus "turning on" the defective TAP signaling system within the cancer cells. These cancer cells would then transport cancer antigen proteins to the cell surface using the individual's specific MHC Class I proteins. As a result, the immune response would be targeted to the entire repertoire of cancer antigen proteins produced by the cancer cell, rather than just to the single cancer antigen (as delivered by usage of current cancer vaccines). The TAP Cancer Vaccine would allow the immune response to respond to the cancer even if the TAP protein and genetic information is only delivered to a small portion of the cancer cells. In addition, the TAP Cancer Vaccine would generate a strong immune response to any TAP-deficient cancer, regardless of the patient's individual genetic variability either in the MHC Class I proteins or in the cancer-specific proteins.

     TAP Cancer Vaccine Development Program

     The Company is currently developing the TAP Cancer Vaccine at the University of British Columbia Biomedical Research Centre (the "BRC") under a collaborative research agreement. See "Part I. Item 1. Description of Business - Strategic Alliances".

     Management of the Company believes that the key milestone of efficacy in animal models of cancer has been attained and that other scientific research teams have independently validated the experimental data from these animal studies. The proof of principle for TAP as a cancer vaccine was established in research conducted the last ten years in the laboratory at the BRC by Dr. Wilfred Jefferies, a director and executive officer of the Company. The initial studies were conducted using a small-cell lung cancer cell line that was derived from an aggressive, metastatic cancer. These cells have multiple defects in the "antigen presentation pathway" in that they are not detected by the immune system. When the TAP protein was introduced into these cells, antigen presentation was restored. In addition, a series of animal studies have demonstrated the ability of TAP to restore an immune response. This study was published in Nature Biotechnology (Vol. 18, pp. 515-520, May 2000). The TAP Technology was further validated in melanoma.

     Pre-Clinical Testing. As of the date of this Annual Report, the TAP Cancer Vaccine is undergoing formal pre-clinical testing, which includes the following:
(i) evaluation of several strains of vaccinia and adenovirus vectors for their respective ability to deliver and express the TAP protein and genetic information in tumors; (ii) selection and licensing of the vector and identification and contracting with a good manufacturing practice (GMP) manufacturer for subsequent production of the TAP Cancer Vaccine; and (iii) performance and completion of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity.

     Upon completion of the formal pre-clinical testing, the Company intends to compile and summarize the data and submit it to two governmental agencies, the U.S. Federal Drug Administration ("FDA") and the Canadian Health Canada ("HC"), in the form of an investigational new drug application (the "IND"). The IND will include data on the vaccine production, animal studies and toxicology studies, as well as the proposed protocol for the Phase I human clinical trials.

     Phase I Human Clinical Trials. Management of the Company believes that the Phase I human clinical trials will be commenced approximately second quarter of 2004 and will be conducted at the British Columbia Cancer Agency in Vancouver, British Columbia. As of the date of this Annual Report, the Company has presented information on the TAP Cancer Vaccine to members of the Department of Advanced Therapeutics. The Phase I trials will generally be designed to provide data on the safety of the TAP Cancer Vaccine when used by humans.

     As of the date of this Annual Report, management of the Company estimates that GeneMax Pharmaceuticals previously raised approximately $2,000,000 in funding and the Company has raised $2,538,500 in funding since the May 2002 announcement of the GeneMax Pharmaceuticals acquisition. Management of the Company believes that an estimated $15,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Cancer Vaccine and for corporate expenses, other expected development initiatives, and acquisitions. See "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation."

     Peptide Transfer Assay

     The Company is also currently developing potential products that may interrupt the chain of events involved in certain autoimmune diseases. As of the date of this Annual Report, the Company is developing a peptide transfer assay, which is a cell-based assay designed to evaluate compounds and drugs for their ability to stimulate or suppress the immune response (the "Peptide Transfer Assay"). The Peptide Transfer Assay's application will be to identify compounds effective in the treatment of cancer, infectious diseases, and autoimmune diseases. Autoimmune diseases include psoriasis, rheumatoid arthritis, multiple sclerosis, myasthenia gravis and diabetes. T cells and antibodies in the body's immune system normally identify and destroy foreign substances and cancerous cells. Autoimmune diseases are generally caused by the abnormal destruction of healthy body tissues when T cells and antibodies react against normal tissue.

     Management of the Company believes that the Peptide Transfer Assay is a novel and sophisticated cell-based assay. Management of the Company expects that the Peptide Transfer Assay will be of significant interest to pharmaceutical companies, companies with natural product libraries, anti-sense or gene libraries or proprietary rights to chemical compounds (e.g. combinatorial chemistry companies). As of the date of this Annual Report, management of the Company believes that the Peptide Transfer Assay is ready for development for high-throughput screening and partnering.

TARGET MARKET AND STRATEGY

     The Company is currently focused primarily on the oncology market. Cancer encompasses a large number of diseases that afflict many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management of the Company believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers.

     The Company is focused on the development and commercialization of the TAP technology as a "cancer vaccine" that would overcome the limitations of current immunotherapies. Management believes that proposed cancer vaccines under development by other companies require that individualized treatments be prepared based on the genetic differences of each patient and the genetic make-up of each tumor. As a result, these other cancer vaccines will be prohibitively expensive to implement as a different vaccine has to be developed for each patient. In addition, since the TAP protein is often not operational in cancer cells, these other vaccines may still not be able to activate the immune system.

     Management of the Company believes that the TAP Cancer Vaccine offers the potential for highly specific destruction of cancer tumors without any adverse side effects. The TAP protein is a normal component of all healthy cells, but deficient in many cancer cells. The TAP Cancer Vaccine delivers the TAP protein and genetic information thus activating this normal component of all cells. Management further believes that the TAP Cancer Vaccine will provide a method for generating therapeutic immune responses that are generalized to the entire population, and potentially patient specific or cancer-specific cancer vaccines.

     Management believes that, despite the limitations of the other types of cancer vaccines being developed by other companies, the FDA will approve the first cancer vaccine within the next several years. Based upon recent market reports, management of the Company believes that an approximate $2 billion market for cancer vaccines will develop by 2007, with a compounded annual growth rate of 104%. Management anticipates that the Company's TAP Cancer Vaccine could secure a significant portion of this large market, and that the TAP Cancer Vaccine will not only be an effective cancer treatment but also be synergistic and complimentary to existing cancer therapies.

     Management of the Company believes that the competitive advantages of the TAP Technology include (i) efficacy against secondary cancerous growths elsewhere in the body; (ii) no restrictions on the genetics of the tumors or individuals; (iii) non-toxicity to normal cells; and (iv) complementary to and synergistic with other therapeutics. As of the date of this Annual Report, the Company's TAP Technology is in the pre-clinical development stage and is preparing for Phase I clinical trials.

STRATEGIC ALLIANCES

     Collaborative Research Agreement

     During May 2000, GeneMax Pharmaceuticals and the BRC Biotechnology Laboratory at the University of British Columbia ("BRC") entered into a contract research agreement (the "Collaborative Research Agreement"), to develop the TAP technologies as a cancer vaccine and other commercial products. In accordance with the terms of the Collaborative Research Agreement: (i) the Company provides funding for three PHD scientists, as well as support technicians and students. and BRC; (ii) BRC provides the Company with access to the laboratories and equipment at the BRC, as well as other facilities of the University of British Columbia; and (iii) Dr. Wilfred Jefferies, the inventor of the TAP technologies and the Chief Scientific Officer and a director of the Company, will provide supervision of all scientific activity.

     As of the date of this Annual Report, the research under the Collaborative Research Agreement will continue in the future to support the commercial development of the TAP Cancer Vaccine and to develop enhanced vaccine products and other therapeutics based on the TAP technology. See "Part I. Item 1. Description of Business - Intellectual Property, Patents and Trademarks."

     License Agreement

     During March 2000, GeneMax Pharmaceuticals and the University of British Columbia (the "UBC") entered into an exclusive worldwide license agreement (the "License Agreement"). Pursuant to the terms of the License Agreement, the UBC granted to GeneMax Pharmaceuticals exclusive licensing rights to certain patented and unpatented cancer immuno-therapy technologies originally invented and developed by Dr. Jefferies and the scientific team at the UBC including: (i) the cell-based peptide transfer assay (the "Peptide Transfer Assay"), and (ii) the cancer immuno-therapy based on restoration of antigen presentation through transporters associated with antigen-processing technologies, which is the basis for the Company's lead product (the "TAP Cancer Vaccine"). GeneMax Pharmaceuticals obtained the exclusive licensing rights to this technology for the consideration of $78,743 and issuance to UBC of equity, with no royalty components or provisions. Pursuant to further terms of the License Agreement:
(i) the License Agreement will terminate after the latter of fifteen years or the expiration of the last patent obtained relating to the licensed technology;
(ii) GeneMax Pharmaceuticals will bear the cost of obtaining any patents; and
(iii) the technology remains the property of UBC, however, it may be utilized and improved by GeneMax Pharmaceuticals. The Company expects the approval of multiple further patents. See "Part I. Item 5. Market for Common Equity and Related Stockholder Matters."

     On March 6, 2003, the Company announced that the terms of the License Agreement were modified thus expanding to the Company's technology portfolio. The added technology, developed under the Collaborative Research Agreement, is a method to identify novel tumor associated antigens produced by cancers. Management of the Company believes the identification of novel immune dominant antigens will enable the development of new cancer vaccines that can be patient specific as well as antigens generalized across differing cancer types and patient populations.

     Network Affiliate Agreement

     On January 1, 2001, GeneMax Pharmaceuticals, UBC and the Canadian Network for Vaccines and Immunotherapeutics of Cancer and Chronic Viral Diseases ("CANVAC") entered into a one-year network affiliate agreement (the "Network Affiliate Agreement"). Pursuant to the terms of the Network Affiliate Agreement, CANVAC would provide an $85,000 Canadian Dollars research grant to the UBC to fund further research activities upon GeneMax contributing $117,3000 Canadian Dollars towards the UBC research. During fiscal year 2001, all amounts required under the Network Affiliate Agreement were paid by GeneMax Pharmaceuticals to the UBC. As of the date of this Annual Report, GeneMax Pharmaceuticals and CANVAC are negotiating a new network affiliate agreement in order to continue funding the research activities conducted at the UBC.

     TAP Cancer Vaccine Production

     In March, 2003, the Company contracted production of the TAP Cancer Vaccine to Molecular Medicine BioServices, Inc. This company specializes in production of clinical grade vaccine vectors under GLP/GMP standards. See "Part I. Item 1. Description of Business - Government Regulation."

INTELLECTUAL PROPERTY, PATENTS AND TRADEMARKS

     Patents and other proprietary rights are vital to the business operations of the Company. The Company's policy is to seek appropriate patent protection both in the United States and abroad for its proprietary technologies and products. Pursuant to the License Agreement, the Company has acquired the exclusive world-wide license to a portfolio of intellectual property as follows:

     Method of Enhancing Expression of MHC Class I Molecules Bearing Endogenous Peptides

     On March 26, 2002, the United States Patent and Trademark Office issued a patent for the use of "TAP-1 (transporters associated with antigen processing) as an immunotherapy against all cancers ("US Patent No. 6,361,770"). The patent is titled "Method of Enhancing Expression of MHC Class I Molecules Bearing Endogenous Peptides" and provides comprehensive protection and coverage to both in vivo and ex vivo applications of TAP-1 as a therapeutic against all cancers with a variety of delivery mechanisms. The inventors were Dr. Wilfred Jefferies, Dr. Reinhard Gabathuler, Dr. Gerassinmoes Kolatis and Dr. Gregor S.D. Reid, who collectively assigned the patent to the UBC. During the lengthy application process, many proofs of the application were required by the U.S. Patent and Trademark Office for a patent of such relevance and applicability to all cancers to be approved, and included proofs in multiple forms of cancer tumors including small cell lung carcinoma and melanoma cancer. Management of the Company considers issuance of this patent as a major product development milestone for the Company.

     As of the date of this Annual Report, the Company has pending applications filed for patent protection in France, United Kingdom, Germany, Switzerland and Japan.

     Method of Identifying MHC Class I Restricted Antigens Endogenously Processed by a Secretory Pathway

     On August 11, 1998, the United States Patent and Trademark Office issued to UBC a patent for the use of bioengineered cell lines to measure the output of the MHC Class I restricted antigen presentation pathway as a way to screen for immunomodulating drugs ("US Patent No. 5,792,604"). The patent is titled "Method of Identifying MHC Class I Restricted Antigens Endogenously Processed by a Secretory Pathway." This patent covers the assay which can identify compounds capable of modulating the immune system. The inventors were Dr. Wilfred Jefferies, Dr. Reinhard Gabathuler, Dr. Gerassinmoes Kolaitis and Dr. Gregor S.D. Reid, who collectively assigned the patent to the UBC.

     As of the date of this Annual Report, the Company has pending applications filed for patent protection in Canada, Japan and Europe.

     Method of Enhancing Expression of MHC Class I Molecules Bearing Endogenous Peptides

     The UBC filed a patent application with the United States Patent and Trademark Office for patent protection of extension of the TAP-1 for use in viral vaccines as a method for increasing immune responses. As of the date of this Annual Report, the UBC has not received an order granting a patent. Management of the Company believes that such patent will be granted by approximately the fourth quarter of 2003.

     The Company intends to continue to work with the UBC to file additional patent applications with respect to any novel aspects of its technology to protect its intellectual property. The Company has not conducted in-depth validity and infringement studies on the patents and patent applications that the Company has in-licensed, and there is a possibility that these patents or patent applications may be challenged or may not provide protection.

     The patent positions of biotechnology and pharmaceutical companies are generally uncertain and involve complex legal and factual issues. No assurance can be given that any patent issued to or licensed by the Company will provide protection that has commercial significance. The Company cannot assure that: (i) the patents will afford protection against competitors with similar compounds or technologies; (ii) the patent applications pending will be issued; (iii) other companies will not obtain patents claiming aspects or technologies similar to those covered by the issued patents; (iv) the patents of other companies will not have an adverse effect on the Company's ability to do business; or (v) the patents issued to or licensed by the Company will not be infringed, challenged, invalidated or circumvented.

     Moreover, management of the Company believes that obtaining foreign patents may, in some cases, be more difficult than obtaining domestic patents because of differences in patent laws. The Company also recognizes that the patent protection may generally be stronger in the United States and Canada than abroad. Conversely, the protection provided by foreign patents may be weaker than that provided by domestic patents.

COMPETITION

     The oncology industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are developing various immunotherapies and drugs to treat cancer. There may be products on the market that will compete directly with the products that the Company is seeking to develop. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with the Company's technologies and products. These companies and institutions may also compete with the Company in recruiting qualified scientific personnel. Many of the Company's potential competitors have substantially greater financial, research and development, human and other resources than the Company does. Furthermore, large pharmaceutical companies may have significantly more experience than the Company in pre-clinical testing, human clinical trials, and regulatory approval procedures. Such competitors may:
(i) develop safer and more effective products; (ii) obtain patent protection or intellectual property rights that limit the Company's ability to commercialize products; or (iii) commercialize products earlier than the Company.

     Management expects technology developments in the oncology industry to continue to occur at a rapid pace. Commercial developments by any competitors may render some or all of the Company's potential products obsolete or non-competitive, which could materially harm the Company's business and financial condition.

     Management of the Company believes that the following companies, which are developing various types of similar immunotherapies and therapeutic cancer vaccines to treat cancer, could be major competitors of the Company: CellGenSys Inc., Corixa Corp., Dendreon Corp., Genzyme Molecular Oncology, Therion Biologics Corp. and Transgene S.A.

     Management of the Company believes, however, that its TAP Cancer Vaccine represents a conceptual leap in immunotherapeutics and has certain competitive advantages as follows: (i) the TAP Cancer Vaccine could be an effective therapy for all types of cancer that are deficient in TAP because knowledge of specific tumor antigens is not required; and (ii) not all of the tumor cells have to be transduced with the TAP protein for the TAP Cancer Vaccine to be effective. Management believes that since defects in the TAP protein is a fundamental underlying mechanism by which cancer avoids detection by the immune system, the TAP Cancer Vaccine offers a superior therapeutic approach to any type of cancer in which this system is not functioning.

GOVERNMENT REGULATION

     The design, research, development, testing, manufacturing, labeling, promotion, marketing, advertising and distribution of drug products are extensively regulated by the FDA in the United States and similar regulatory bodies in other countries. The regulatory process is similar for a new drug application (the "NDA"). The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include: (i) pre-clinical laboratory tests, pre-clinical studies in animals, formulation studies and the submission to the FDA of an initial NDA;
(ii) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication; (iii) the submission of the NDA to the FDA; and (iv) FDA review and approval of the NDA.

     Pre-clinical tests include laboratory evaluation of product chemistry, good laboratory practices ("GLP"), toxicology studies, formulation development, animal pre-clinical efficacy studies and manufacturing of current good manufacturing practices ("GMP"). The results of pre-clinical testing are submitted to the FDA as part of an initial NDA. A thirty-day waiting period after the filing of each initial NDA is required prior to the commencement of clinical testing in humans. At any time during this thirty-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The initial NDA process may be extremely costly and substantially delay development of products. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in subsequent clinical trials.

     Clinical trials to support NDAs are typically conducted in three sequential phases, although the phases may overlap. During Phase I, there is an initial introduction of the drug into healthy human subjects or patients. The drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to: (i) assess the clinical activity of the drug in specific targeted indications; (ii) assess dosage tolerance and optimal dosage; and (iii) continue to identify possible adverse effects and safety risks. If a compound is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically disperse clinical trial sites.

     After successful completion of the required clinical trials, a NDA is generally submitted. The FDA may request additional information before accepting a NDA for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA reviews the application and responds to the applicant. The review process if often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an appropriate advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

     If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approvable letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the NDA and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the NDA or issue a not approval letter, outlining the deficiencies in the submission and often requiring additional testing or information.

     The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections. Because the Company currently intends to contract with third parties for commercial scale manufacturing of the TAP Cancer Vaccine, the Company's ability to control compliance with FDA requirements will be limited.

     Approved drugs and manufacturing facilities are subject to ongoing compliance requirements, and the identification of certain side effects or the occurrence of manufacturing problems after any of the drug products are on the market may create other restrictions. This could result in issuance of warning letters, subsequent withdrawal of approval, reformulation of the drug product, and additional pre-clinical studies or clinical trials.

     Outside the United States and Canada, the Company's ability to market its drug products are also contingent on receiving marketing authorization from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the complexities associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union, or the EU, procedures are available to companies wishing to market a product in more than one member country.

PRODUCT LIABILITY AND INSURANCE

     The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. As of the date of this Annual Report, and due to the current stage of product development, the Company does not yet maintain product liability insurance. Management, however, intends to maintain product liability insurance consistent with industry standards upon commencement of the marketing and distribution of the TAP Cancer Vaccine or as is requisite in certain product development stages. There can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on the Company's business, financial condition, results of operations, share price, or that such insurance will continue to be available on commercially reasonable terms, if at all.

EMPLOYEES

     As of the date of this Annual Report, the Company does not employ any persons directly on a full-time or on a part-time basis. All management and labor positions are obtained on a contracted basis. Management of the Company deems that the current contracted management structure maintains the highest levels of product development efficiency with the lowest costs of plant, equipment, and capital cost infrastructure. The Company's President is primarily responsible for all day-to-day operations of the Company. Other services are provided by outsourcing and management contracts. As the need arises and funds become available, however, management may seek employees as necessary in the best interests of the Company. The following lists and describes certain services performed for the Company by consultants. See "Part III. Item 10. Executive Compensation" and "Part III. Item 12. Certain Relationships and Related Transactions".

     Consulting Services Agreement

     The Company and Investor Communications International, Inc., a Washington corporation ("ICI"), entered into a consulting services agreement dated August 12, 2002 (the "Consulting Services Agreement"). Pursuant to the terms and provisions of the Consulting Services Agreement, ICI will provide to the Company such finance and managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the drug discovery and development industry, involving the patented drug discovery assay for immunomodulatory compounds and the pipeline aimed at treatment of cancer, infectious diseases, autoimmune disorders and transplant tissue rejection. Pursuant to further terms of the Consulting Services Agreement, the Company shall pay ICI a monthly fee not to exceed $10,000 in accordance with the services performed.

     Mr. Grant Atkins, a director of the Company, is employed by ICI and part of the management team provided by ICI to the Company, and derives remuneration from ICI for such services rendered to the Company. During fiscal year ended December 31, 2002, Mr. Atkins was paid approximately $17,325 by ICI for services rendered to the Company.

     GeneMax Pharmaceuticals Consulting Agreement

     GeneMax Pharmaceuticals and 442668 B.C. Ltd. ("442668"), a corporation whose president and member of the board of directors is Dr. Wilfred Jefferies, a director and the Chief Scientific Officer of the Company entered into a consulting services agreement dated February 1, 2000 (the "GeneMax Pharmaceuticals Consulting Agreement"). Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Consulting Agreement, Dr. Jefferies agreed to provide technical, research and technology development services to GeneMax Pharmaceuticals for a period of five years. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Consulting Agreement, 442668 shall be paid a monthly fee of $10,000 Canadian Dollars and reimbursement of expenses.

     As of December 31, 2002, an aggregate amount of $88,135 in accrued fees was due and owing 442668 under the GeneMax Pharmaceuticals Consulting Agreement. During fiscal year ended December 31, 2002, Dr. Jefferies received an aggregate of $67,670 thru 442668, and accepted the issuance by the Company to 442668 of 20,465 shares of restricted common stock at $1.00 per share as settlement for the remaining balance of $20,465 due and owing. See "Part III. Item 10. Executive Compensation."

     GeneMax Pharmaceuticals Management Agreement

     GeneMax Pharmaceuticals and Ronald L. Handford, the President/Chief Executive Officer and a director of the Company, entered into a management services agreement dated August 1, 1999 (the "GeneMax Pharmaceuticals Management Agreement"). Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Management Agreement, Mr. Handford agreed to provide general managerial services to GeneMax Pharmaceuticals for a period of five years. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Management Agreement, Mr. Handford shall be paid a monthly fee of $11,000 U.S. Dollars and reimbursement of expenses. Effective May 1, 2002, GeneMax Pharmaceuticals and Mr. Handford agreed to reduce the monthly fee to $12,500 Canadian Dollars until the earlier of the Company reaching a senior board listing or commencement of clinical trials, at which time the fee will be reviewed in accordance with market norms.

     As of December 31, 2002, an aggregate amount of $185,706 in accrued fees was due and owing under the GeneMax Pharmaceuticals Management Agreement. During fiscal year ended December 31, 2002, Mr. Handford received an aggregate of $69,374, and accepted the issuance by the Company of 100,000 shares of restricted common stock at $1.00 per share as settlement for $100,000 owed. As of December 31, 2002, an aggregate $16,332 remains due and owing. See "Part III.
Item 10. Executive Compensation."

     GeneMax Pharmaceuticals Services Agreement

     GeneMax Pharmaceuticals and Alan Lindsay and Associates Ltd., a corporation whose sole officer, director and shareholder is Alan Lindsay, a director of the Company ("AL&A"), entered into an amended services agreement dated May 31, 2002 (the "GeneMax Pharmaceuticals Services Agreement"). Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Services Agreement, Mr. Lindsay agreed to provide general consulting services to GeneMax Pharmaceuticals on a month-to-month basis. Pursuant to current negotiations and further terms and provisions of the GeneMax Pharmaceuticals Services Agreement, AL&A shall be paid a monthly fee of $2,500 U.S. Dollars and reimbursement of expenses.

     As of December 31, 2002, an aggregate amount of $60,000 in accrued fees was due and owing under the GeneMax Pharmaceuticals Services Agreement. During fiscal year ended December 31, 2002, Mr. Lindsay received an aggregate of $20,000 through AL&A, and accepted the issuance by the Company to AL&A of 27,500 shares of restricted common stock at $1.00 per share as settlement for $27,500. As of December 31, 2002, an aggregate $12,500 remains due and owing AL&A. See "Part III. Item 10. Executive Compensation."

     Davidson Agreement

     GeneMax Pharmaceuticals and James D. Davidson, a director and the Chief Financial Officer of the Company, entered into a verbal month-to-month agreement (the "Davidson Agreement"). Pursuant to the terms of the Davidson Agreement, Mr. Davidson agreed to perform such duties and services as required commensurate with his position as the Chief Financial Officer of the Company and such other duties commensurate with his position as a director on the Board of Directors. Pursuant to further terms and provisions of the Davidson Agreement, Mr. Davidson shall be paid a monthly fee of $2,000 and reimbursement of expenses. Effective July 15, 2002, GeneMax Pharmaceuticals agreed to increase the monthly fee to $5,000 upon commencement of Mr. Davidson's duties associated with his position as Chief Financial Officer and a director of the Company after the acquisition of GeneMax Pharmaceuticals.

     As of December 31, 2002, an aggregate amount of $45,500 in accrued fees was due and owing Mr. Davidson under the Davidson Agreement. During fiscal year ended December 31, 2002, Mr. Davidson received an aggregate of $32,500 and accepted the issuance by the Company of 13,000 shares of restricted Common Stock at $1.00 per share as settlement of an amount of $13,000. See "Part III. Item
10. Executive Compensation."

ITEM 2. PROPERTIES

     Other than as described above, the Company does not own any real estate or other properties. The Company's registered office is located at 435 Martin Street, Suite 2000, Blaine, Washington 98230.

ITEM 3. LEGAL PROCEEDINGS

     (a) On approximately September 4, 2002, the Company initiated litigation against Global Securities Corporation and Union Securities Corporation (the "B.C. Defendants") by filing a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Registry No. S024914 (the "British Columbia Complaint"). The claims made by the Company against the B.C. Defendants in the British Columbia Complaint involve the alleged illegal naked short selling of the Company's shares of common stock conducted by the B.C. Defendants to manipulate share price for profit and gain in violation of the provisions of the Company's bylaws, the Investment Dealers Association of Canada, the National Association of Securities Dealers, the Criminal Code of Canada, and the Securities Exchange Act of 1934, as amended (the "Naked Short Sales"). The claims against the B.C. Defendants specifically allege violation of fair-trading practices, negligence and/or fraud and share price manipulation. The Company is seeking damages from the B.C. Defendants resulting from the alleged actions of the B.C. Defendants that include loss of investment opportunity, injury to reputation, and artificial issuance of shares that results in illegal devaluation of the Company's securities, and other damages.

     As of the date of this Annual Report, the B.C. Defendants have filed a statement of defense generally denying the allegations and counterclaiming for defamation relating to statements made by the Company about the litigation in news releases. The parties have engaged in preliminary discovery, which includes response to interrogatories, preliminary production of documents and formal request for further production of documents. Management of the Company intends to aggressively pursue and continue its legal actions and to further review its potential legal remedies.

     (b) On approximately October 3, 2002, the Company initiated litigation against various broker-dealers, market makers and clearing agents (the U.S. Defendants") allegedly involved in the Naked Short Sales by filing a Complaint in the U.S. District Court for the District of Nevada, Case No. CV-N-02-0509-ECR-VPC (the "United States Complaint"). The claims made by the Company against the U.S. Defendants in the United States Complaint allege unlawful "shorting" activities involving the Company's shares of common stock including fraud, negligence, violation of U.S. securities laws, racketeering
(RICO) and conspiracy. The Company seeks an injunction against the U.S. Defendants to enjoin the unlawful shorting activities and substantial damages, including punitive damages.

     As of the date of this Annual Report, the U.S. Defendants have either filed answers or requests for extensions of time within which to file formal statements of defense. Management of the Company believes that upon receipt of trading records and other documentation, the Company may amend the United States Complaint to name additional broker-dealers, market makers, clearing agents and individual securities professionals as defendants. Management of the Company intends to aggressively pursue and continue its legal actions and to further review its potential legal remedies.

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

     On July 15, 2002, a Written Consent of Shareholders of the Company was executed pursuant to which the shareholders (i) approved the Share Exchange Agreement, related conversion of loan to equity interest by the Company in GeneMax Pharmaceuticals, and resulting change in control of the Company; (ii) approved an amendment to the Articles of Incorporation of the Company to effectuate a change in the corporate name to "GeneMax Corp."; (iii) approved the Stock Option Plan for key personnel of the Company; (iv) approved an amendment to the Company's bylaws to change the number of directors of the Company to consist of one (1) to fifteen (15); (v) elected three persons to serve as directors of the Company until the next annual meeting of the Company's shareholders or until their successor has been elected and qualified; and (vi) ratified the election of LaBonte & Co. as independent public accountants for the Company for fiscal year ending December 31, 2002.

     The names of the shareholders of the Company who held of record as of May 27, 2002 a majority of the issued and outstanding shares of Common Stock who signed the Written Consent and their respective equity ownership of the Company are as follows: (i) Investor Communications International, Inc. ("ICI") holding of record 554,470 shares of common stock (18.48%); (ii) Alexander Cox holding of record 535,060 shares of common stock (17.84%); (iii) Calista Capital Corporation holding of record 250,000 shares of common stock (8.33%); (iv) Spartan Asset Group holding of record 250,000 shares of common stock (8.33%);
(v) Pacific Rim Financial Inc. holding of record 250,000 shares of common stock (8.33%); (vi) Eastern Capital Corp. holding of record 250,000 shares of common stock (8.33%); and (vii) Rising Sun Capital Corp. holding of record 250,000 shares of common stock (8.33%).

     No other matters or business were introduced or approved by the shareholders pursuant to the Written Consent.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "GMXX" and on the Frankfurt Stock Exchange (FWB) under the symbol "GX1". The market for the Company's Common Stock is limited, volatile and sporadic. The following table sets forth the OTCBB high and low sales prices relating to the Company's Common Stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

                                      FISCAL YEARS ENDED
                  ------------------------------------------------------------
                  DECEMBER 31, 2002                  DECEMBER 31, 2001
                  ------------------------------------------------------------
                  HIGH BID          LOW BID          HIGH BID         LOW BID
                  ------------------------------------------------------------

First Quarter     $7.500            $1.100           $2.781           $0.410
Second Quarter    $2.000            $0.350           $1.531           $0.500
Third Quarter     $7.74             $3.65            $0.812           $0.420
Fourth Quarter    $5.15             $2.040           $0.530           $0.090

HOLDERS

     As of March 31, 2003, the Company had approximately 345 shareholders of record.

DIVIDENDS

     No dividends have ever been declared by the board of directors of the Company on its Common Stock. The Company's losses do not currently indicate the ability to pay any cash dividends, and the Company does not intend paying cash dividends on its Common Stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     Pursuant to the terms of the Share Exchange Agreement, the Directors' Circular and related settlements, the Company issued certain warrant instruments pursuant to which the holder thereof has the right to convert such warrant into shares of Common Stock on a one-to-one basis at either the rate of $2.50 per share, $0.75 per share or $1.00 per share. Pursuant to the Share Exchange Agreement, Directors' Circular and related settlement agreements, there were an aggregate of 744,494 warrant instruments issued, of which 110,334 warrants were convertible into 110,334 shares of common stock at the rate of $2.50 per share expiring on September 1, 2002. The 110,334 warrants were not converted into shares of common stock by the holders thereof and expired on their terms. Thus, as of the date of this Annual Report, there are an aggregate of 634,160 warrant instruments issued comprised of the following: (i) 277,500 warrants issued and outstanding which may be converted into 277,500 shares of common stock at the rate of $1.00 per share expiring December 1, 2005; (ii) 175,000 warrants issued and outstanding which may be converted into 175,000 shares of common stock at the rate of $1.00 per share expiring May 1, 2006; and (iii) 181,660 warrants issued and outstanding which may be converted into 181,660 shares of common stock at the rate of $0.75 per share expiring May 1, 2006. As of the date of this Annual Report, 634,160 Warrants have been granted and are outstanding pursuant to the Share Exchange Agreement and Directors' Circular and related settlement agreements,. As granted, the 634,160 Warrants may be converted into 634,160 shares of restricted Common Stock.

     In addition, the Company has issued 212,700 Warrants to purchase 212,700 restricted Common Shares at the rate of $5.00 per share expiring November 29, 2004 in connection with private placement offerings completed in the third and fourth quarters of 2002.


                                Equity Compensation Plan Information
------------------------------------------------------------------------------------------------------
                         Number of Securities      Weighted-Average Exercise   Number of Securities
                          To be Issued Upon          Price of Outstanding     Remaining Available for
Plan Category          Exercise of Outstanding        Options, Warrants        Future Issuance Under
                          Options, Warrants              and Rights          Equity Compensation Plans
                             and Rights                                       (excluding column (a))
                                 (a)                         (b)                       (c)
------------------------------------------------------------------------------------------------------
Equity Compensation              n/a                         n/a                       n/a
Plans Approved by
Security Holders

Equity Compensation         452,500 shares                  $1.00                      -0-
Plans Not Approved by
Security Holders -          181,660 shares                  $0.75                      -0-
Warrants

Equity Compensation         212,700 shares                  $5.00                      -0-
Plans Not Approved by
Security Holders -
Unit Warrants

Total                       846,860 shares

-----------------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL OF THE COMPANY

     As of the date of this Annual Report and during fiscal year ended December 31, 2002, to provide capital, the Company sold stock in private placement offerings, issued stock in exchange for debts of the Company or pursuant to contractual agreements as set forth below. Pursuant to the terms of the Share Exchange Agreement and the Directors' Circular, the Company issued 11,620,119 shares of Common Stock. Therefore, there was a change in control of the Company. See "Part III. Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

     (a) During the six-month period ended June 30, 2002, the Company engaged in a private placement offering under Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"). Pursuant to the terms of the private placement, the Company offered 2,400,000 shares of its common stock at $0.125 per share to raise $300,000. On approximately May 3, 2002, the Company terminated the offering pursuant to which it sold 2,000,000 shares of common stock at $0.125 per share for aggregate gross proceeds of $250,000.00 The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, business risks, current earnings, assets and net worth of the Company. The Company issued shares of common stock to seven investors, all of which were accredited investors as that term is defined under Regulation D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (b) During the six-month period ended June 30, 2002, the Company engaged in a private placement offering under Rule 506 of Regulation D of the 1933 Securities Act. Pursuant to the terms of the private placement, the Company offered 700,000 shares of its common stock at $1.00 per share to raise an aggregate of $700,000. The shares of Common Stock were offered only to U.S. residents who were accredited investors as that term is defined under Regulation D and to non-U.S. residents. On June 14, 2002, the Company terminated the offering pursuant to which it sold 700,000 shares of its common stock at $1.00 per share for aggregate gross proceeds of $700,000. The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors relating to the acquisition of GeneMax Pharmaceuticals including, but not limited to, stage of development, business risks, current earnings, assets and net worth of the Company. The Company issued shares of common stock to twenty-three investors, all of which were accredited investors. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (c) Pursuant to the terms of the Share Exchange Agreement, the Directors' Circular and associated settlement agreements, the Company issued an aggregate of 11,620,119 shares of its restricted common stock as follows: (i) 6,571,304 shares of restricted common stock to the GeneMax Shareholders in proportion to their respective holdings in GeneMax Pharmaceuticals; (ii) 4,479,001 shares of restricted common stock to the Canadian GeneMax Shareholders pursuant to the terms of the Directors' Circular; (iii) 181,660 shares of restricted common stock to certain creditors of GeneMax Pharmaceuticals at $0.75 per share for settlement of an aggregate debt in the amount of $136,245; (iv) 188,154 shares of restricted common stock to certain creditors of GeneMax Pharmaceuticals at $1.00 per share for settlement of an aggregate debt in the amount of $188,154; and (v) 200,000 shares of restricted common stock to a third party.

     The Company also issued an aggregate of 744,494 warrant isntruments under the Share Exchange Agreement, Directors' Circular and associated settlement agreements pursuant to which the holder thereof has the right to convert such warrants into shares of common stock on a one-to-one basis at either the rate of $2.50 per share, $0.75 per share or $1.00 per share. Pursuant to the Share Exchange Agreement and Directors' Circular and related settlement agreements, there were an aggregate of 744,494 warrant instruments issued, of which 110,334 warrants were convertible into 110,334 shares of common stock at the rate of $2.50 per share expiring on September 1, 2002. The 110,334 warrants were not converted into shares of common stock by the holders thereof and expired on their terms. Thus, as of the date of this Annual Report, there are an aggregate of 634,160 warrant instruments issued comprised of the following: (i) 277,500 warrants issued and outstanding which may be converted into 277,500 shares of common stock at the rate of $1.00 per share expiring December 1, 2005; (ii) 175,000 warrants issued and outstanding which may be converted into 175,000 shares of common stock at the rate of $1.00 per share expiring May 1, 2006; and
(iii) 181,660 warrants issued and outstanding which may be converted into 181,660 shares of common stock at the rate of $0.75 per share expiring May 1, 2006.

     (d) During the nine-month period ended September 30, 2002, the Company engaged in a private placement offering under Rule 506 of Regulation D and Regulation S of the 1933 Securities Act. Pursuant to the terms of the private placement, the Company offered 1,000,000 Units at $2.50 per Unit to raise an aggregate of $2,500,000. The Units consist of one share of Common Stock and one-half of one non-transferable share purchase warrant (the "Warrant"), with each whole Warrant convertible into one share of Common Stock at $5.00 per whole Warrant. The Units were offered primarily to U.S. residents who are accredited investors as that term is defined under Regulation D and to non-U.S. residents. On December 1, 2002, the Company terminated the offering pursuant to which it sold 425,400 Units at $2.50 per Unit for aggregate gross proceeds of $1,063,500. The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors relating to the acquisition of GeneMax Pharmaceuticals including, but not limited to, stage of development, business risks, current earnings, assets and net worth of the Company. The Company issued 425,400 Units to approximately thirty-four investors of which three were non-accredited. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction, and no commissions or other remuneration were paid in connection with the offer and sale of the securities.

     (e) In accordance with the terms and provisions of the Stock Option Plan, and as of the date of this Annual Report, the Board of Directors of the Company has granted an aggregate of 3,270,000 Stock Options as follows: (i) 1,740,000 Stock Options and 395,000 Incentive Stock Options exercisable at $1.00 per share to previous holders of stock options of GeneMax Pharmaceuticals to replace stock options previously granted by GeneMax Pharmaceuticals at $0.60 per share; (ii) 1,000,000 Stock Options at $0.50 per share to ICI and/or its designates or employees; (iii) 20,000 Stock Options at $5.50 per share; (iv) 15,000 Stock Options at $7.50 per share; and (v) 100,000 Stock Options at $8.50 per share. Of those 3,270,000 Stock Options granted, and as of the date of this Annual Report, 1,000,000 Stock Options have been exercised at $0.50 per share for aggregate proceeds of $500,000 in accordance with the terms of the respective notice and agreement of exercise of option. As a result, the Company has issued 1,000,000 shares of its Common Stock. Of the 3,270,000 Stock Options granted, an additional 25,000 Stock Options have been exercised at $1.00 per share for aggregate proceeds of $25,000 in accordance with the terms of a notice and agreement of exercise of option. As a result, the Company has issued 25,000 shares of its Common Stock.

     As a result of the issuance of shares, there was a change in control of the Company. See "Part III. Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

     The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-KSB.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The Company's financial statements have been prepared which incorporate financial data and figures of GeneMax Pharmaceuticals. Thus, the comparative results are those of GeneMax Pharmaceuticals prior to the acquisition and are not the financial results of Eduverse.com, and the current year comparative results include the financial data and figures of the Company only subsequent to the acquisition of GeneMax Pharmaceuticals.

     For Fiscal Year Ended December 31, 2002 compared with Fiscal Year Ended December 31, 2001.

     The Company's net losses during fiscal year ended December 31, 2002 were approximately ($2,284,709) compared to a net loss of approximately ($671,986) during fiscal year ended December 31, 2001 (an increase of $1,612,723).

     Net revenues during fiscal years ended December 31, 2002 and 2001 were $-0-. The lack of revenues during fiscal years ended December 31, 2002 and 2001 resulted from the Company's decision to discontinue retail sales of its software products, the focus on research relating to prospective new business endeavors, and the consummation of the acquisition of GeneMax Pharmaceuticals. The Company recorded interest income during fiscal years ended December 31, 2002 and 2001 of $125 and $1,139, respectively.

     During fiscal year ended December 31, 2002, the Company recorded operating expenses of $2,284,834 compared to $673,125 of operating expenses recorded during fiscal year ended December 31, 2001 (an increase of $1,611,709). The operating expenses incurred during fiscal year ended December 31, 2002 consisted primarily of the following: (i) research and development of approximately $833,589 compared to $283,987 incurred during fiscal year ended December 31, 2001; (ii) consulting fees - stock based of approximately $680,275 compared to $-0- incurred during fiscal year ended December 31, 2001; (iii) professional fees of approximately $350,782 compared to $47,800 incurred during fiscal year ended December 31, 2001; (iv) management fees of approximately $168,206 compared to $132,000 incurred during fiscal year ended December 31, 2001; (v) consulting fees of approximately $149,036 compared to $106,578 incurred during fiscal year ended December 31, 2001; (vi) office and general of approximately $96,830 compared to $55,574 incurred during fiscal year ended December 31, 2001; (vii) depreciation of approximately $40,890 compared to $32,837 incurred during fiscal year ended December 31, 2001; and (viii) travel of approximately $15,226 compared to $14,349 incurred during fiscal year ended December 31, 2001. This increase in operating expenses was due primarily to the increased scale and scope of overall corporate activity pertaining to the acquisition of GeneMax Pharmaceuticals and the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine.

     Of the $2,284,834 incurred as operating expenses, an aggregate of $382,969 was incurred payable to certain directors and/or private companies controlled by those directors of the Company pursuant to consulting, management and research and development agreements.

     During fiscal year ended December 31, 2002, an aggregate of $60,000 in fees was incurred (after the acquisition) to Investor Communications International, Inc. ("ICI") for services rendered by ICI to the Company on a month-to-month basis, as needed, including, but not limited to, financial, administrative and general management. Based upon $106,276 which was due and owing to ICI prior to the acquisition, and a further $27,754 owing to ICI for expenses incurred on behalf of the Company, this resulted in $194,030 due and owing ICI. During fiscal year ended December 31, 2002, the Company paid ICI $191,876 (after the acquisition). As of December 31, 2002, an aggregate amount of $2,154 remains due and owing to ICI by the Company relating to fees, cash advances and interest. During fiscal year ended December 31, 2001, the Company had incurred an aggregate amount of $225,000 to ICI, which together with other unpaid fees and advances of $231,896, resulted in an aggregate of $456,896 due and owing ICI. This amount was settled pursuant to a settlement agreement dated March 14, 2001 between the Company and ICI whereby ICI agreed to accept the issuance of 15,230,000 pre-reverse stock split shares of restricted Common Stock in settlement and release of the $456,896 due and owing. Subsequent to this settlement, an additional $65,700 in fees was accrued to ICI. Of this amount, $37,481 was settled pursuant to a settlement agreement dated December 12, 2001 between the Company and ICI whereby ICI agreed to accept the issuance of 249,870 shares of restricted Common Stock in settlement and release of the $37,481 due and owing. Mr. Grant Atkins, a director of the Company, is employed by ICI and is part of the management team provided by ICI to the Company, and derives remuneration from ICI for such services rendered to the Company. During fiscal year ended December 31, 2002, Mr. Atkins received $17,325 from ICI as compensation for services rendered to the Company. See "Part III. Item 10. Executive Compensation."

     During fiscal year ended December 31, 2002, an aggregate of $81,410 in fees was incurred to 442668 B.C. Ltd. ("442668"), a corporation whose president and member of the board of directors is Dr. Wilfred Jefferies, a director and the Chief Scientific Officer of the Company. The fees incurred were for services rendered by Dr. Jefferies to the Company under the GeneMax Pharmaceuticals Consulting Agreement including, but not limited to, technical, research and technology development. Based upon $6,725, which was due and owing to 442668 at

December 31, 2001, this resulted in an aggregate amount of $88,135 due and owing 442668. During fiscal year ended December 31, 2002, the Company paid 442668 $67,670 and settled the remaining balance of $20,465 through the issuance of 20,465 shares of restricted Common Stock at $1.00 per share. As of December 31, 2002, there was no amount that remained due and owing. During fiscal year ended December 31, 2002, Dr. Jefferies received $67,670 through 442668 as compensation for services rendered to the Company. See "Part III. Item 10. Executive Compensation."

     During fiscal year ended December 31, 2002, an aggregate of $105,206 in fees was incurred to Ronald Handford, a director, the President and the Chief Executive Officer of the Company. The fees incurred were for services rendered by Mr. Handford to the Company under the GeneMax Pharmaceuticals Management Agreement including, but not limited to, general managerial. Based upon $80,500, which was due and owing to Mr. Handford at December 31, 2001, this resulted in an aggregate amount of $185,706 due and owing. During fiscal year ended December 31, 2002, the Company paid Mr. Handford $69,374 and settled an amount of $100,000 through the issuance of 100,000 shares of restricted Common Stock at $1.00 per share. As of December 31, 2002, an aggregate amount of $16,332 remains due and owing to Mr. Handford by the Company. During fiscal year ended December 31, 2002, Mr. Handford received $69,374 as compensation for services rendered to the Company. See "Part III. Item 10. Executive Compensation."

     During fiscal year ended December 31, 2002, an aggregate of $42,500 in fees was incurred to Alan Lindsay and Associates Ltd. ("AL&A"), a corporation whose sole officer, director and shareholder is Alan Lindsay, a director of the Company. The fees incurred were for services rendered by Mr. Lindsay to the Company under the GeneMax Pharmaceuticals Services Agreement including, but not limited to, general consulting. Based upon $17,500, which was due and owing to AL&A at December 31, 2001, this resulted in an aggregate amount of $60,000 due and owing AL&A. During fiscal year ended December 31, 2002, the Company paid AL&A $20,000 and settled an amount of $27,500 through the issuance of 27,500 shares of restricted Common Stock at $1.00 per share. As of December 31, 2002, an aggregate amount of $12,500 remains due and owing to AL&A by the Company. During fiscal year ended December 31, 2002, Mr. Lindsay received $20,000 through AL&A as compensation for services rendered to the Company. See "Part III. Item
10. Executive Compensation."

     During fiscal year ended December 31, 2002, an aggregate of $40,500 in fees was incurred to James D. Davidson, a director and the Chief Financial Officer of the Company. The fees incurred were for services rendered by Mr. Davidson to the Company under the Davidson Agreement including, but not limited to, such duties and services commensurate with his position as the Chief Financial Officer and a director of the Company. Based upon $5,000, which was due and owing to Mr. Davidson at December 31, 2001, this resulted in an aggregate amount of $45,500 due and owing to Mr. Davidson. During fiscal year ended December 31, 2002, the Company paid Mr. Davidson $32,500 and settled the remaining balance of $13,000 through the issuance of 13,000 shares of restricted Common Stock at $1.00 per share. As of December 31, 2002, there is no amount that remains due and owing to Mr. Davidson by the Company. During fiscal year ended December 31, 2002, Mr. Davidson received $32,500 compensation for services rendered to the Company. See "Part III. Item 10. Executive Compensation."

     As discussed above, the increase in net loss during fiscal year ended December 31, 2002 as compared to fiscal year ended December 31, 2001 is attributable primarily to the increase in operating expenses incurred during fiscal year ended December 31, 2002. The Company's net losses during fiscal year ended December 31, 2002 was approximately ($2,284,709) or ($0.17) per common share compared to a net loss of approximately ($671,986) or ($0.06) per common share during fiscal year ended December 31, 2001. The weighted average of common shares outstanding were 13,289,451 for fiscal year ended December 31, 2002 compared to 11,431,965 for fiscal year ended December 31, 2001.

     Liquidity and Capital Resources

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     As of December 31, 2002, the Company's current assets were $648,589 and its current liabilities were $295,599, which resulted in a working capital surplus of $352,990. As of December 31, 2002, the Company's total assets were $761,428 consisting of: (i) $648,589 in current assets comprised of $642,589 in cash and $6,000 in prepaid expenses; and (ii) $112,839 in furniture and equipment (net of depreciation). As of December 31, 2002, the Company's total liabilities of $295,599 consisted primarily of: (i) $264,613 in accounts payable and accrued liabilities; and (ii) amounts due to related parties of $30,986.

     As of December 31, 2002, the Company's stockholders' equity increased to $465,829 from a deficit of ($74,049) at December 31, 2001.

     The Company has not generated positive cash flows from operating activities. For fiscal year ended December 31, 2002, net cash flows used in operating activities was ($1,406,739) compared to ($603,754) of net cash flows used in operating activities for fiscal year ended December 31, 2001 (an increase of $802,985). The increase in cash flows used in operating activities during fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001 resulted from: (i) a net loss of ($2,284,709) incurred during fiscal year ended December 31, 2002 compared to a net loss of ($671,986) incurred during fiscal year ended December 31, 2001; (ii) an increase in stock-based compensation to $630,275 during fiscal year ended December 31, 2002 compared to $-0- during fiscal year ended December 31, 2001; (iii) an increase in accounts payable to $206,805 during fiscal year ended December 31, 2002 compared to $35,395 during fiscal year ended December 31, 2001; and (iv) an increase in depreciation to $40,890 during fiscal year ended December 31, 2002 compared to $32,837 during fiscal year ended December 31, 2001.

     The Company's cash flow from investing activities during fiscal year ended December 31, 2002 was $417,553 compared to ($70,889) used in investing activities during fiscal year ended December 31, 2001. The increase in cash flow from investing activities during fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001 resulted primarily from: (i) pre-reverse merger advances from Eduverse.com in the amount of $250,000 compared to $-0-during fiscal year ended December 31, 2001; (ii) cash in the amount of $173,373 acquired pursuant to acquisition of GeneMax Pharmaceuticals compared to $-0-during fiscal year ended December 31, 2001; and (iii) purchase of furniture and equipment in the amount of $5,820 compared to $70,889 during fiscal year ended December 31, 2001.

     Net cash flows from financing activities was $1,625,859 during fiscal year ended December 31, 2002 compared to $501,245 in net cash flows from financing activities for fiscal year ended December 31, 2001. The increase in net cash flows from financing activities during fiscal year ended December 31, 2002 compared to fiscal year ended December 31, 2001 resulted primarily from: (i) proceeds on sale and subscription of Common Stock in the amount of $1,570,000 compared to $347,750 during fiscal year ended December 31, 2001; (ii) loans payable in the amount of $68,545 compared to $67,700 in loans payable during fiscal year ended December 31, 2001; and (iii) repayments to related parties in the amount of $12,686 compared to advances from related parties in the amount of $85,795 during fiscal year ended December 31, 2001.

PLAN OF OPERATION

     Funding

     During the last quarter of fiscal year ended December 31, 2002, the Company terminated an offering of 1,000,000 Units at $2.50 per Unit. Each Unit consists of one share of restricted common stock of the Company (the "Share") and one-half of one non-transferable share purchase warrant (the Warrant"), with each whole Warrant convertible into one share of common stock at $5.00 per whole Warrant. The Company sold 425,400 Units and received $1,063,500 in gross proceeds.

     Current management of the Company anticipates an increase in operating expenses over the next three years to pay expenses associated with the successful completion of the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Technology and corporate expenses. Pursuant to these operational requirements, the Company must raise additional funds. The Company may finance these expenses with further issuance of common stock of the Company. The Company believes that anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to conduct its proposed business operations successfully or in the time frames contemplated, which could significantly and materially restrict or delay the Company's overall business operations.

     Management of the Company estimates that as of the date of this Annual Report, the Company has raised approximately $2,538,500 in funding. Management of the Company believes that an estimated $15,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Cancer Vaccine. The Company must raise additional capital to execute its business plan according to time schedules provided by management. Furthermore, the Company has not generated sufficient cash flow in the past to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are dependent on the Company's ability to raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company's inability to successfully raise additional capital would have a material and adverse affect upon the Company and its shareholders.

     Material Commitments

     Consulting Services Agreement. A significant and estimated material commitment for the Company for fiscal year 2003 is the amounts due and owing under the consulting services agreement between the Company and ICI dated August 12, 2002 (the "Consulting Services Agreement"). Pursuant to the terms and provisions of the Consulting Services Agreement, ICI will provide to the Company such finance and managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the drug discovery and development industry, involving the patented drug discovery assay for immunomodulatory compounds and the pipeline aimed at treatment of cancer, infectious diseases, autoimmune disorders and transplant tissue rejection. Pursuant to further terms of the Consulting Services Agreement, the Company shall pay ICI a monthly fee not to exceed $10,000 in accordance with the services performed.

     GeneMax Pharmaceuticals Consulting Agreement. A significant and estimated material commitment for the Company for fiscal year 2003 is the amounts due and owing under the consulting services agreement dated February 1, 2000 between GeneMax Pharmaceuticals and 442668 B.C. Ltd. ("442668"), a corporation whose sole officer, director and shareholder is Dr. Wilfred Jefferies, a director of the Company (the "GeneMax Pharmaceuticals Consulting Agreement"). Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Consulting Agreement, Dr. Jefferies agreed to provide technical, research and technology development services to GeneMax Pharmaceuticals for a period of five years. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Consulting Agreement, 442668 shall be paid a monthly fee of $10,000 Canadian Dollars and reimbursement of expenses.

     GeneMax Pharmaceuticals Management Agreement. A significant and estimated material commitment for the Company for fiscal year 2003 is the amounts due and owing under the management services agreement dated August 1, 1999 between GeneMax Pharmaceuticals and Ronald L. Handford, the President/Chief Executive Officer and a director of the Company (the "GeneMax Pharmaceuticals Management Agreement"). Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Management Agreement, Mr. Handford agreed to provide general managerial services to GeneMax Pharmaceuticals for a period of five years. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Management Agreement, Mr. Handford shall be paid a monthly fee of $11,000 U.S. Dollars and reimbursement of expenses. Effective May 1, 2002, GeneMax Pharmaceuticals and Mr. Handford agreed to reduce the monthly fee to $12,500 Canadian Dollars until the earlier of the Company reaching a senior board listing or commences clinical trials, at which time the fee will be reviewed in accordance with market norms.

     GeneMax Pharmaceuticals Services Agreement. A significant and estimated material commitment for the Company for fiscal year 2003 is the amounts due and owing under the services agreement dated May 31, 2002 between GeneMax Pharmaceuticals and Alan Lindsay and Associates Ltd., a corporation whose sole officer, director and shareholder is Alan Lindsay, a director of the Company (the "GeneMax Pharmaceuticals Services Agreement"). Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Services Agreement, Mr. Lindsay agreed to provide general consulting services to GeneMax Pharmaceuticals on a month-to-month basis. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Services Agreement, Mr. Lindsay shall be paid a monthly fee of $2,500 U.S. Dollars and reimbursement of expenses.

     Employment Agreement. A significant and estimated material commitment for the Company for fiscal year 2003 is the amounts due and owing under a month-to-month employment agreement between the Company and James D. Davidson, a director and the Chief Financial Officer of the Company (the "Employment Agreement"). Pursuant to the terms of the Employment Agreement, Mr. Davidson agreed to perform such duties as required as the Chief Financial Officer of the Company and such other duties commensurate with his position as a director on the Board of Directors. Pursuant to further terms and provisions of the Employment Agreement, Mr. Davidson shall be paid a monthly fee of $5,000 and reimbursement of expenses.

OFF-BALANCE SHEET ARRANGEMENTS

     As of the date of this Annual Report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

     Audit Fees

     During the fiscal year ended December 31, 2002, the Company incurred approximately $16,065 in fees to its principal independent accountant for professional services rendered in connection with the audit of the Company's financial statements, and approximately $20,000 for the review of the Company's financial statements for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002.

     Financial Information Systems Design and Implementation Fees

     During fiscal year ended December 31, 2002, the Company did not incur any fees for professional services rendered by its principal independent accountant for certain information technology services which may include, but is not limited to, operating or supervising or managing the Company's information or local area network or designing or implementing a hardware or software system that aggregate source data underlying the financial statements.

     All Other Fees

     During fiscal year ended December 31, 2002, the Company did not incur any other fees for professional services rendered by its principal independent accountant for all other non-audit services which may include, but is not limited to, tax-relates services, actuarial services or valuation services.

ITEM 7. FINANCIAL STATEMENTS

     The information required under Item 310(a) of Regulation S-B is included in this report as set forth in the "Index to Consolidated Financial Statement".

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         Auditors' Report dated February 25, 2003
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statement of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements


                               TABLE OF CONTENTS
                               -----------------

                                                                          Page
                                                                          ----

Auditors' Report.......................................................     28

Consolidated Balance Sheet.............................................     29

Consolidated Statements of Operations..................................     30

Consolidated Statement of Stockholders' Equity (Deficit)...............     31

Consolidated Statements of Cash Flows..................................     36

Notes to Consolidated Financial Statements.............................     37

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2002 AND 2001











AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            LABONTE & CO.                          610 - 938 Howe Street
----------------------------------------           Vancouver, BC  Canada
C H A R T E R E D  A C C O U N T A N T S           V6Z  1N9
----------------------------------------           Telephone      (604) 682-2778
                                                   Facsimile      (604) 689-2778
                                                   Email:     info@labonteco.com



                                AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders and Board of Directors of GeneMax Corp. (formerly eduverse.com)

We have audited the consolidated balance sheets of GeneMax Corp. (formerly eduverse.com) as at December 31, 2002 and 2001 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 27, 1999 (inception) to December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and 2001 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended and for the period from July 27, 1999 (inception) to December 31, 2002 in accordance with United States generally accepted accounting principles.


                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 25, 2003


COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES
--------------------------------------------------------------------------------

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in Note 1. Our report to the stockholders and Board of Directors dated February 25, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors' report when these are adequately disclosed in the financial statements.


                                                           CHARTERED ACCOUNTANTS

Vancouver, B.C.
February 25, 2003


                                           GENEMAX CORP.
                                      (formerly Eduverse.com)
                                   (a development stage company)

                                    CONSOLIDATED BALANCE SHEETS

                                                                      December 31,   December 31,
                                                                         2002            2001
                                                                      -----------    -----------
                                                                                       (Note 1)
                                              ASSETS

CURRENT ASSETS
   Cash                                                               $   642,589    $    11,561
   Prepaid expenses                                                         6,000           --
                                                                      -----------    -----------

                                                                          648,589         11,561
FURNITURE AND EQUIPMENT, (Note 5)
   net of depreciation of $79,138 (2001 - $38,248)                        112,839        147,909
                                                                      -----------    -----------

                                                                      $   761,428    $   159,470
                                                                      ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                           $   264,613    $    43,524
   Loans payable (Note 6)                                                    --           67,700
   Due to related parties (Note 7)                                         30,986        122,295
                                                                      -----------    -----------

                                                                          295,599        233,519
                                                                      -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 7)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 8)
      Common stock, $0.0001 par value, 25,000,000 shares authorized
        15,847,519 shares issued and outstanding (2001 - 1,000,000)        15,847         10,863
   Additional paid-in capital                                           3,621,665      1,607,117
   Common stock subscriptions                                             200,000           --
   Common stock purchase warrants                                         610,700           --
   Deficit accumulated during the development stage                    (3,972,760)    (1,688,051)
   Accumulated other comprehensive income (loss)                           (9,623)        (3,978)
                                                                      -----------    -----------

                                                                          465,829        (74,049)
                                                                      -----------    -----------

                                                                      $   761,428    $   159,470
                                                                      ===========    ===========


    The accompanying notes are an integral part of these consolidated financial statements


                                      GENEMAX CORP.
                                 (formerly Eduverse.com)
                              (a development stage company)

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            July 27, 1999
                                            Year Ended      Year Ended     (inception) to
                                            December 31     December 31     December 31,
                                                2002             2001           2002
                                            ------------    ------------    ------------
                                                              (Note 1)         (Note 1)

INTEREST INCOME                             $        125    $      1,139    $     26,571
                                            ------------    ------------    ------------


   Consulting fees                               149,036         106,578         304,277
   Consulting fees - stock based (Note 8)        630,275            --           630,275
   Depreciation                                   40,890          32,837          79,138
   License fees                                     --              --            79,243
   Management fees                               168,206         132,000         487,206
   Office and general                             96,830          55,574         247,426
   Professional fees                             350,782          47,800         510,503
   Research and development                      833,589         283,987       1,533,040
   Travel                                         15,226          14,349          78,223
                                            ------------    ------------    ------------

                                               2,284,834         673,125       3,999,331
                                            ------------    ------------    ------------

NET LOSS FOR THE PERIOD                     $ (2,284,709)   $   (671,986)   $ (3,972,760)
                                            ============    ============    ============




BASIC NET LOSS PER SHARE                    $      (0.17)   $      (0.06)
                                            ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                          13,289,451      11,431,965
                                            ============    ============


The accompanying notes are an integral part of these consolidated financial statements


                                                GENEMAX CORP.
                                           (formerly Eduverse.com)
                                        (a development stage company)
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2002


                                                           Common Stock
                                                     -------------------------   Additional       Common
                                                      Number of                    Paid In         Stock
                                                        shares       Amount        Capital     Subscriptions
                                                     -----------   -----------   -----------   -------------

Issued on incorporation - July 27, 1999                        1   $      --     $      --      $      --

Issued for consulting services - October 1999          2,150,000         2,150          --             --

Issued for cash at $0.001 per share - October 1999     1,850,000         1,850          --             --

Common stock subscriptions                                  --            --            --          177,100

Net loss for the period                                     --            --            --             --
                                                     -----------   -----------   -----------    -----------

Balance, December 31, 1999                             4,000,001         4,000          --          177,100

Issued for consulting services - February 2000         3,600,000         3,600          --             --

Issued for license fees - February 2000                  500,000           500          --             --

Issued for cash at $0.60 per share - February 2000
     - net of finders' fees of $95,570                 1,408,828         1,409       748,321       (177,100)

Issued for cash at $0.60 per share - March 2000          644,000           644       385,756           --

Issued for cash at $0.60 per share- May 2000             210,000           210       125,790           --

Issued for finders' fees - May 2000                      124,642           125          (125)          --

Net loss for the year                                       --            --            --             --

Currency translation adjustment                             --            --            --             --
                                                     -----------   -----------   -----------    -----------

Balance, December 31, 2000                            10,487,471        10,488     1,259,742           --


Table continues on following page.


                                              GENEMAX CORP.
                                         (formerly Eduverse.com)
                                      (a development stage company)
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2002 (Continued)


                                                                     Deficit
                                                       Common      Accumulated    Accumulated
                                                       Stock          During        other
                                                      Purchase     Development   Comprehensive
                                                      Warrants        Stage      Income (loss)       Total
                                                     -----------   -----------   -------------    -----------

Issued on incorporation - July 27, 1999              $      --     $      --      $      --      $      --

Issued for consulting services - October 1999               --            --             --            2,150

Issued for cash at $0.001 per share - October 1999          --            --             --            1,850

Common stock subscriptions                                  --            --             --          177,100

Net loss for the period                                     --         (80,733)          --          (80,733)
                                                     -----------   -----------    -----------    -----------

Balance, December 31, 1999                                  --         (80,733)          --          100,367

Issued for consulting services - February 2000              --            --             --            3,600

Issued for license fees - February 2000                     --            --             --              500

Issued for cash at $0.60 per share - February 2000
     - net of finders' fees of $95,570                      --            --             --          572,630

Issued for cash at $0.60 per share - March 2000             --            --             --          386,400

Issued for cash at $0.60 per share- May 2000                --            --             --          126,000

Issued for finders' fees - May 2000                         --            --             --             --

Net loss for the year                                       --        (935,332)          --         (935,332)

Currency translation adjustment                             --            --           (1,937)        (1,937)
                                                     -----------   -----------    -----------    -----------

Balance, December 31, 2000                                  --      (1,016,065)        (1,937)       252,228


          The accompanying notes are an integral part of these consolidated financial statements


                                               GENEMAX CORP.
                                          (formerly Eduverse.com)
                                       (a development stage company)
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2002 (Continued)


                                                          Common Stock
                                                   --------------------------    Additional       Common
                                                    Number of                      Paid In         Stock
                                                     shares         Amount         Capital     Subscriptions
                                                   -----------    -----------    -----------   -------------

Issued for cash at $0.75 per share
     - April to July 2001                              110,334            110         82,640           --

Issued for cash at $1.00 per share
     - June to November 2001                           265,000            265        264,735           --

Net loss for the year                                     --             --             --             --

Currency translation adjustment                           --             --             --             --
                                                   -----------    -----------    -----------    -----------

Balance, December 31, 2001                          10,862,805         10,863      1,607,117           --

Issued for cash at $1.00 per share- February to
     May 2002 - net of finders' fees of $17,000        187,500            187        170,313           --

Issued on settlement of debts at $0.75 per share
     - May 2002                                        181,660            182        136,063           --
                                                   -----------    -----------    -----------    -----------

GPI balance, July 15, 2002 (Note 1)                 11,231,965         11,232      1,913,493           --


Eduverse balance, July 15, 2002 (Note 8)            15,320,119         52,075      7,134,217        (85,000)

Reverse acquisition recapitalization adjustment    (11,231,965)       (47,987)    (7,180,193)          --
                                                   -----------    -----------    -----------    -----------

Balance post reverse acquisition                    15,320,119         15,320      1,867,517        (85,000)

Common stock purchase warrants expired                    --             --            9,900           --

Eduverse subscription proceeds received                   --             --             --          100,000


Table continues on following page.


                                              GENEMAX CORP.
                                         (formerly Eduverse.com)
                                      (a development stage company)
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2002 (Continued)


                                                                                   Deficit
                                                     Common       Accumulated    Accumulated
                                                     Stock          During          other
                                                    Purchase      Development   Comprehensive
                                                    Warrants         Stage      Income (loss)       Total
                                                   -----------    -----------   -------------    -----------

Issued for cash at $0.75 per share
     - April to July 2001                                 --             --             --           82,750

Issued for cash at $1.00 per share
     - June to November 2001                              --             --             --          265,000

Net loss for the year                                     --         (671,986)          --         (671,986)

Currency translation adjustment                           --             --           (2,041)        (2,041)
                                                   -----------    -----------    -----------    -----------

Balance, December 31, 2001                                --       (1,688,051)        (3,978)       (74,049)


Issued for cash at $1.00 per share- February to
     May 2002 - net of finders' fees of $17,000           --             --             --          170,500

Issued on settlement of debts at $0.75 per share
     - May 2002                                           --             --             --          136,245
                                                   -----------    -----------    -----------    -----------

GPI balance, July 15, 2002 (Note 1)                       --       (1,688,051)        (3,978)       232,696



Eduverse balance, July 15, 2002 (Note 8)                  --       (6,607,580)          --          493,712

Reverse acquisition recapitalization adjustment        620,600      6,607,580           --             --
                                                   -----------    -----------    -----------    -----------

Balance post reverse acquisition                       620,600     (1,688,051)        (3,978)       726,408

Common stock purchase warrants expired                  (9,900)          --             --             --

Eduverse subscription proceeds received                   --             --             --          100,000



          The accompanying notes are an integral part of these consolidated financial statements


                                              GENEMAX CORP.
                                         (formerly Eduverse.com)
                                      (a development stage company)
                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2002 (Continued)


                                                            Common Stock
                                                     -------------------------   Additional      Common
                                                      Number of                    Paid In        Stock
                                                       shares        Amount        Capital    Subscriptions
                                                     -----------   -----------   -----------  -------------

Issued for cash at $2.50 per share - November 2002       425,400           425     1,063,075          --

Subscription proceeds received - December 2002              --            --            --         185,000

Exercise of stock options at $0.50 per share
     - December 2002                                     102,000           102        50,898          --

Stock-based compensation                                    --            --         630,275          --

Net loss for the year                                       --            --            --            --

Currency translation adjustment                             --            --            --            --
                                                     -----------   -----------   -----------   -----------

Balance, December 31, 2002                            15,847,519   $    15,847   $ 3,621,665   $   200,000
                                                     ===========   ===========   ===========   ===========

Table continues below.


                                                                     Deficit
                                                       Common      Accumulated    Accumulated
                                                       Stock          During         other
                                                      Purchase     Development   Comprehensive
                                                      Warrants        Stage      Income (loss)       Total
                                                     -----------   -----------   -------------    -----------

Issued for cash at $2.50 per share - November 2002          --            --             --        1,063,500

Subscription proceeds received - December 2002              --            --             --          185,000

Exercise of stock options at $0.50 per share
     - December 2002                                        --            --             --           51,000

Stock-based compensation                                    --            --             --          630,275

Net loss for the year                                       --      (2,284,709)          --       (2,284,709)

Currency translation adjustment                             --            --           (5,645)        (5,645)
                                                     -----------   -----------    -----------    -----------

Balance, December 31, 2002                           $   610,700   $(3,972,760)   $    (9,623)   $   465,829
                                                     ===========   ===========    ===========    ===========


          The accompanying notes are an integral part of these consolidated financial statements


                                                  GENEMAX CORP.
                                             (formerly Eduverse.com)
                                          (a development stage company)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          July 27, 1999
                                                                             Year Ended     Year Ended    (inception) to
                                                                             December 31    December 31    December 31,
                                                                                 2002           2001           2002
                                                                             -----------    -----------    -----------
                                                                                             (Note 1)       (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                                      $(2,284,709)      (671,986)   $(3,972,760)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                  40,890         32,837         79,138
  - non-cash consulting fees                                                        --             --            5,750
  - non-cash license fees                                                           --             --              500
  - stock-based compensation                                                     630,275                       630,275
  - accounts payable                                                             206,805         35,395        250,329
                                                                             -----------    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                                         (1,406,739)      (603,754)    (3,006,768)
                                                                             -----------    -----------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                             (5,820)       (70,889)      (191,977)
  Pre reverse acquisition advances from Eduverse (Note 3)                        250,000                       250,000
  Cash acquired on reverse acquisition of Eduverse (Note 3)                      173,373                       173,373
                                                                             -----------    -----------    -----------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                                     417,553        (70,889)       231,396
                                                                             -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale and subscriptions of common stock                           1,570,000        347,750      3,181,730
  Loans payable                                                                   68,545         67,700        136,245
  Advances (to) from related parties                                             (12,686)        85,795        109,609
                                                                             -----------    -----------    -----------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                       1,625,859        501,245      3,427,584
                                                                             -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES                                                   (5,645)        (2,041)        (9,623)
                                                                             -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                                                      631,028       (175,439)       642,589

CASH, BEGINNING OF YEAR                                                           11,561        187,000           --
                                                                             -----------    -----------    -----------

CASH, END OF YEAR                                                            $   642,589    $    11,561    $   642,589
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


              The accompanying notes are an integral part of these consolidated financial statements

                                                        36

                                  GENEMAX CORP.
                             (formerly Eduverse.com)
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
--------------------------------------------------------------------------------

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

This acquisition has been accounted for as a reverse merger with GPI being treated as the accounting parent and GMC, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of GPI for all periods shown and those of GMC since the date of the reverse merger. The comparative balance sheet as at December 31, 2002 is that of GPI.

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations.

Subsequent to December 31, 2002 the Company received proceeds of $440,000 in connection with the exercise of stock options and $30,000 in connection with the Company's ongoing private placement financing (refer to Note 10).


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

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

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(formerly Eduverse.com)
(a development stage company)
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 2: - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

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

Stock-Based Compensation
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(formerly Eduverse.com)
(a development stage company)
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

The Company has elected to continue to account for stock options granted to employees and officers using the intrinsic value based method in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. In addition, with respect to stock options granted to employees, the Company provides pro-forma information as required by SFAS No. 123 showing the results of applying the fair value method using the Black-Scholes option pricing model.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants.

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

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2002 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(formerly Eduverse.com)
(a development stage company)
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 3 - EDUVERSE ACQUISITION
--------------------------------------------------------------------------------

Effective May 9, 2002 the Company entered into a letter of intent to acquire 100% of the issued shares in the capital of GPI in exchange for 11,231,965 restricted shares of common stock plus 200,000 restricted shares of common stock for a finder's fee. The Company also agreed to issue an additional 188,154 restricted shares of common stock in settlement of $188,154 of accrued GPI management, consulting and research and development fees. Effective July 15, 2002, pursuant to a definitive Share Exchange Agreement, the Company commenced the closing and acquired 5,880,304 shares of GPI from non-British Columbia shareholders of GPI in exchange for the issuance of 5,880,304 restricted shares of common stock. The Company also issued a take-over bid circular to British Columbia GPI shareholders and acquired a further 4,487,001 shares of GPI in exchange for 4,487,001 restricted shares of common stock effective August 13, 2002. Also during 2002, the Company completed the acquisition by acquiring the remaining 864,660 shares of GPI in exchange for 864,660 restricted shares of common stock. Also, 744,494 outstanding GPI common stock purchase warrants were exchanged on a one for one basis for the Company's common stock purchase warrants with identical terms and conditions and the Company issued 2,135,000 stock options to holders of GPI stock options (refer to Note 8). All GPI stock options and common stock purchase warrants were then cancelled. As a result of this transaction, the former stockholders of GPI owned 75% of the 15,320,119 total issued and outstanding shares of the Company as at July 15, 2002. In connection with this transaction, Eduverse changed its name to GeneMax Corp ("GMC").

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

The book value of GMC's capital stock subsequent to the reverse acquisition is calculated and allocated as follows:

     GPI capital stock                                        $ 1,924,725
     GMC net assets                                               493,712
                                                              -----------

                                                              $ 2,418,437
                                                              ===========


     Capital stock                                            $    15,320
     Additional paid-in capital                                   620,600
     Share purchase warrants                                    1,867,517
                                                              -----------

                                                                2,503,437
     GMC subscriptions receivable pre reverse acquisition        (100,000)
     GMC subscriptions received pre reverse acquisition            15,000
                                                              -----------

     Consolidated Capital accounts post reverse acquisition   $ 2,418,437
                                                              ===========

These consolidated financial statements include the results of operations of GPI since July 27, 1999 (inception) and the results of operations of GMC since the date of the reverse merger effective July 15, 2002. GMC'S results of operations for the period from January 1, 2002 to June 30, 2002 have been reported in the Company's June 30, 2002 filing on Form 10-QSB. GMC had no material operations for the period from July 1, 2002 to July 14, 2002.

For the period from October 13, 1999 (inception) to July 14, 2002 the weighted average number of common shares outstanding is deemed to be 11,431,965 being the number of shares issued by GMC (including 200,000 common shares issued as finders' fees) to effect the reverse acquisition of GPI.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(formerly Eduverse.com)
(a development stage company)
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 4 - RESEARCH AGREEMENTS
--------------------------------------------------------------------------------

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

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totalling CAN$498,980 to be paid in four equal instalments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at December 31, 2002 CAN$115,303 is payable in connection with the CRA. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research.

Canadian Network for Vaccines and Immunotherapeutics of Cancer and Chronic Viral Diseases ("CANVAC")
Effective January 1, 2001 GPI and UBC entered into a one year Network Affiliate Agreement with CANVAC (the "CANVAC Agreement") whereby CANVAC would provide a grant to GPI and UBC to further fund the research activities in connection with the CRA. Under the terms of the CANVAC Agreement, CANVAC would provide a CAN$85,000 research grant to UBC upon GPI contributing CAN$117,300 towards the UBC research. The amounts paid by GPI do not qualify as amounts paid under the CRA funding schedule outlined above. During 2001, all amounts required under the CANVAC agreement were paid to UBC by GPI. GPI and CANVAC are currently negotiating a new Network Affiliate Agreement in order to continue funding the research activities in connection with the CRA.


NOTE 5 - FURNITURE AND EQUIPMENT
--------------------------------------------------------------------------------

                                                 December 31,   December 31,
                                                    2002            2001
                                                  ---------      ---------

     Office furniture and equipment               $  32,033      $  26,213
     Laboratory equipment                           159,944        159,944
                                                  ---------      ---------

                                                    191,977        186,157
     Less: accumulated depreciation                 (79,138)       (38,248)
                                                  ---------      ---------

                                                  $ 112,839      $ 147,909
                                                  =========      =========


NOTE 6 - LOANS PAYABLE
--------------------------------------------------------------------------------

GPI has received loans to satisfy working capital requirements from certain directors and a relative of a director of GPI. Of the amount outstanding at December 31, 2001, $10,000 was payable on demand and bore interest at 5% per annum. The remaining loans payable were unsecured, non-interest bearing and had no specific terms of repayments. During 2002, GPI received additional loans of $68,545 and the total balance outstanding of $136,245 was settled through the issuance of 181,660 shares of common stock of GPI at $0.75 per share (refer to note 8).

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(formerly Eduverse.com)
(a development stage company)
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 7 -RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

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

                                                     For the years ended
                                                 December 31,     December 31,
                                                     2002            2001
                                                   --------        --------

     Consulting fees                               $ 80,500        $ 84,000
     Management fees                                165,206         132,000
     Research and development                       137,263         148,400
                                                   --------        --------

                                                   $382,969        $364,400
                                                   ========        ========

The Company has total commitments relating to the above agreements for the years ended December 31, 2003 through 2005 of $172,000, $132,200 and $6,400 respectively.

A director of the Company has been contracted by ICI and is part of the management team provided to the Company and was paid $17,325 during the year ended December 31, 2002.

During the year ended December 31, 2002 GPI and the Company incurred $382,969 in fees and $27,839 in expense reimbursements to these related parties, made net repayments of $423,494, settled debts of $188,154 as described in notes 3 and 8 and acquired $109,531 owing to related parties in connection with the reverse acquisition leaving $30,986 owing as at December 31, 2002 (2001 - $122,295). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Refer to Notes 3, 4 and 8.


NOTE 8 - CAPITAL STOCK
--------------------------------------------------------------------------------

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

GMC capital stock transactions during the year ended December 31, 2002:
During the year the company issued 11,231,965 shares of common stock on reverse acquisition of GPI, issued 200,000 shares of common stock shares as a finders' fee in connection with the acquisition, issued 188,154 shares of common stock on settlement of debts of GPI at $1.00 per share, assumed 744,494 GPI share purchase warrants and granted 2,135,000 stock options to former stock option holders of GPI. (Refer to Note 3).

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(formerly Eduverse.com)
(a development stage company)
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 8 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

During the year the Company completed a private placement of 2,000,000 restricted shares of common stock at $0.125 per share for proceeds of $250,000.

During the year the Company completed a private placement of 700,000 restricted shares of common stock at $1.00 per share for proceeds of $700,000 of which $600,000 were received prior to the reverse acquisition and $100,000 were received subsequent to the reverse acquisition.

Subsequent to the reverse acquisition, the Company completed a private placement of 425,400 units at $2.50 per unit for total proceeds of $1,063,500. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $5.00 per share for a period of two years.

Also during the year the Company commenced a private placement of up to 1,000,000 units and received proceeds of $185,000 towards the purchase of 37,000 units at $5.00 per unit. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase an additional common share of the Company at a price of $7.50 per share for a period of one year. Subsequent to December 31, 2002 the Company received additional proceeds of $30,000 towards the purchase of a further 6,000 units of this private placement.

Eduverse's changes in capital stock prior to and in connection with the reverse acquisition were as follows:

                                                                                     Subscriptions
                                                 Common Stock          Additional       received
                                              Number       Amount    Paid-in Capital  (receivable)     Deficit         Total
                                           -----------   ----------- ---------------  ------------   -----------    -----------
Balance December 31, 2001,
     As previously reported by Eduverse      1,000,000   $    37,755   $ 2,994,633    $    15,000    $(3,220,414)   $  (173,026)

Issued for cash at $0.125 per share          2,000,000         2,000       248,000           --             --          250,000

Issued for cash at $1.00 per share             700,000           700       699,300       (100,000)          --          600,000

Stock-based compensation                          --            --         930,000           --             --          930,000

Issued on settlement of GPI debts              188,154           188       187,966           --             --          188,154

Eduverse net loss for the period from
     January 1, 2002 to July 15, 2002             --            --            --             --       (1,301,416)    (1,301,416)

Issued as a finder's fee                       200,000           200       199,800           --         (200,000)          --

Fair value of stock options granted
     concurrent with reverse acquisition          --            --       1,885,750           --       (1,885,750)          --

Issued to effect reverse acquisition        11,231,965        11,232       (11,232)          --             --             --
                                           -----------   -----------   -----------    -----------    -----------    -----------

Eduverse balance, July 15, 2002             15,320,119   $    52,075   $ 7,134,217    $   (85,000)   $(6,607,580)   $   493,712
                                           ===========   ===========   ===========    ===========    ===========    ===========

GPI capital stock transactions during the year ended December 31, 2002:
Between February 13, 2002 and May 7, 2002 GPI completed private placements of 187,500 units at $1.00 per unit for total proceeds of $170,500, net of finder's fees of $17,000. Each unit consists of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share with 12,500 of the warrants expiring December 1, 2005 and 175,000 of the warrants expiring May 1, 2006.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(formerly Eduverse.com)
(a development stage company)
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 8 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

Effective May 22, 2002 GPI settled loans payable totalling $136,245 through the issuance of 181,660 units at a price of $0.75 per unit. Each unit consists of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $0.75 per share to May 1, 2006.

Stock Options
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in connection with accounting for options granted to consultants and the disclosure provision relating to options granted to employees

2002 Stock Option Plan
On May 15, 2002 the Board of Directors of Eduverse unanimously approved and adopted a 2002 stock option plan which was approved by shareholders on July 15, 2002 (the "2002 Stock Option Plan"). Pursuant to the provisions of the 2002 Stock Option Plan, stock options may be granted only to key personnel of the Company; generally defined as a person designated by the Board of Directors upon whose judgement, initiative and efforts the Company may rely including any Director, Officer, employee or consultant of the Company or its subsidiaries. At the time a Stock Option is granted under the 2002 Stock Option Plan, the Board of Directors shall fix and determine the exercise price at which shares of common stock of the Company may be acquired; provided, however, that any such exercise price shall not be less than that permitted under the rules and policies of any stock exchange or over-the-counter market which may be applicable to the Company at that time.

The 2002 Stock Option Plan further provides that the Board of Directors may grant to any key personnel of the Company who is eligible to receive options, one or more Incentive Stock Options at a price not less than fair market value and for a period not to exceed 10 years from the date of grant.

The 2002 Plan incorporates the previous grant of an option to ICI and or its consultants or employees on April 5, 2002 for 1,000,000 common shares exercisable at $0.50 per share for a period of two years. The fair value of this non-employee stock option at the date of grant of $930,000 was estimated using the Black-Scholes option pricing model with an expected life of two years, a risk-free interest rate of 4% and an expected volatility of 226%.

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

The Plan incorporates the previous grant of 1,000,000 options to ICI and or its designates or employees. During the year 102,000 of these options were exercised at $0.50 per share for proceeds of $51,000 and subsequent to December 31, 2002 a further 830,000 of these options were exercised at $0.50 per share for further proceeds of $415,000.

In connection with the reverse acquisition as described in Note 3, the Company granted 1,740,000 options and 245,000 incentive stock options at $1.00 per share to previous holders of stock options of GPI to replace options previously granted by GPI at $0.60 per share. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the stock options granted in connection with a business combination is included in the determination of the purchase price. The fair value of these options at the date of grant of $1,885,750 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(formerly Eduverse.com)
(a development stage company)
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 8 - CAPITAL STOCK (cont'd)
--------------------------------------------------------------------------------

In addition, also in connection with the reverse acquisition as described in
Note 3, the Company granted 150,000 incentive stock options to previous holders of stock options of GPI with terms and conditions consistent with their original GPI stock options subject to straight line vesting for a period of 36 months commencing October 1, 2002. The fair value of these incentive stock options will be recorded as compensation expense over the vesting period. The fair value of these options at the date of grant of $142,500 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%. As at December 31, 2002 $11,875 has been recorded as consulting fees in connection with these options.

Subsequent to the reverse acquisition the Company granted a further 135,000 incentive stock options at prices ranging from $5.50 per share to $8.50 per share subject to immediate vesting. The fair value of these options at the date of grant of $618,400 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 229%. As at December 31, 2002 the $618,400 was recorded as consulting fees in connection with these options.


The Company's stock option activity is as follows:

                                                                                 Weighted Average
                                                   Number of   Weighted Average     Remaining
                                                    options     Exercise Price   Contractual Life
                                                   ----------  ----------------  ----------------
Balance, December 31, 2000 and 2001,
     as previously reported by Eduverse                    -        $     -              -
Granted prior to reverse acquisition               1,000,000           0.50
Granted in connection with reverse acquisition     2,135,000           1.00
Granted subsequent to reverse acquisition            135,000           7.94
Exercised during the year                           (102,000)          0.50
                                                   ----------       -------      ----------------

Balance, December 31, 2002                         3,168,000        $  1.15          2.33 years
                                                   ==========       =======      ================

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

The Company's share purchase warrant activity is as follows:

                                                                        Weighted Average
                                           Number of   Weighted Average     Remaining
                                           warrants     Exercise Price  Contractual Life
                                           ---------   ---------------- ----------------

Balance, December 31, 2000 and 2001,
     as previously reported by Eduverse            -      $     -               -
GPI warrants assumed                         744,494          1.16
Issued during the year                       212,700          5.00
Exercised during the year                          -             -
Expired during the year                     (110,334)         2.50
                                           ---------      --------      ----------------

Balance, December 31, 2002                   846,860      $   1.95         2.71 years
                                           =========      ========      ================


NOTE 9 - INCOME TAXES
--------------------------------------------------------------------------------

There were no temporary differences between GPI's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $3,340,000 at December 31, 2002 (2001 - $1,688,000; 2000 - $1,016,000; 1999 - $81,000) which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(formerly Eduverse.com)
(a development stage company)
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

NOTE 10 - SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

Subsequent to December 31, 2002 the Company received proceeds of $440,000 upon the exercise of 830,000 options at $0.50 and 25,000 options at $1.00.

Subsequent to December 31, 2002 the Company received additional proceeds of $30,000 towards the purchase of a further 6,000 units of its ongoing private placement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company's principal independent accountant from November 9, 2000 to the current date is LaBonte & Co., 610 - 938 Howe Street, Vancouver, British Columbia, Canada V6Z 1N9.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

     As of the date of this Annual Report, the directors and executive officers of the Company are as follows:

Name                      Age                 Position with the Company
----                      ---                 -------------------------

Ronald L. Handford        50                  Director and President/
                                              Chief Executive Officer

Dr. Wilfred Jefferies     45                  Director/Chairman of the
                                              Board and Chief Scientific Officer

James D. Davidson         55                  Director and Chief Financial
                                              Officer/Secretary

Alan P. Lindsay           52                  Director

Grant Atkins              42                  Director

Dr. Karl E. Hellstrom     68                  Director


     Biographies of Directors and Officers

     RONALD L. HANDFORD, B.A.Sc., M.B.A. is the President/Chief Executive Officer and a director of the Company and of GeneMax Pharmaceuticals, Inc. Mr. Handford has over 29 years of international experience in business, finance and leading public and private companies. He has conducted due diligence review of the GeneMax technology acquisition, negotiated the key license as well as operating and management contracts, prepared the business plan, and arranged the private seed capital with the assistance of the other members of the business team. Mr. Handford is an engineering graduate from the University of British Columbia with an MBA from the University of Western Ontario. From 1993-1996, he was investment officer at the International Finance Corporation, the private sector arm of the World Bank, in Washington D.C. Before that he was a vice president with Barclays Bank in Toronto, responsible for their structured finance activities in Canada. He is experienced in capital raising, as well as in building and administering public and private companies.

     DR. WILDRED JEFFERIES, D.Phil. (Oxon) is the Chief Scientist Officer, a director and the chairman of the board of directors of the Company and of GeneMax Pharmaceuticals, Inc. Dr. Jefferies is a Professor of Medical Genetics, Microbiology and Immunology, and a member of the Biomedical Research Centre and the Biotechnology Laboratory at the University of British Columbia (http//www.brc.ubc.ca/facult/wilf/wilf.htm). He is the lead researcher on the scientific discoveries that form the bases of GeneMax Pharmaceuticals, Inc. Dr. Jefferies received his D.Phil. from Oxford and was a post-doctoral research fellow at the Karolinska Institute in Sweden and the Swiss Cancer Institute in Lausanne. His current research foci at UBC are iron transport/metabolism and antigen processing. Dr. Jefferies was the founder of Synapse Technologies Inc., which was acquired in 2002 by BioMarin Pharmaceutical. He oversees and directs the scientific development of the Company.

     JAMES D. DAVIDSON, B.A., M.A., M. Litt. (Oxon), is the Chief Financial Officer/Secretary and a director of the Company and of GeneMax Pharmaceuticals, Inc. Mr. Davidson is a private investor and analyst. He founded Agora, Inc., a worldwide publishing group with offices in Baltimore, London, Dublin, Paris, Johannesburg, Melbourne and other cities, and The Hulbert Financial Digest and Strategic Investment. In conjunction with Lord Rees-Mogg, co-editor of Strategic Investment and former editor of the Times of London, Mr. Davidson co-authored a series of books on financial markets. Mr. Davidson is also a current or recent director of a number of companies, many of which he co-founded. They include in addition to GeneMax, MIV Therapeutics, BEVsystems, New Paradigm Capital (Bermuda), Anatolia Minerals Development Corporation, and Wharekauhau Holdings (New Zealand). In addition, Mr. Davidson is a director of Plasmar, S.A. (La Paz, Bolivia), Martinborough Winery Ltd. (New Zealand) and New World Premium Brands Ltd. (New Zealand). He is the editor of Vantage Point Investment Advisory, a private financial newsletter with a worldwide circulation.

     DR. KARL E. HELLSTROM is a director of the Company and of GeneMax Pharmaceuticals, Inc. Dr. Karl Hellstrom received his M.D. and Ph.D. degrees from the Karolinska Institute in Stockholm, Sweden, initially working in the area of tumor biology with an emphasis on immunogenetics. Subsequently, Dr. Hellstrom became a professor in pathology and an adjunct professor in microbiology/immunology at the University of Washington Medical School. During 1975, Dr. Hellstrom moved to the newly established Fred Hutchinson Cancer Research Center in Seattle, Washington, as a director of its Tumor Immunology Program. In 1983, he joined the biotechnology company Oncogen which, in 1990, was integrated into the Pharmaceutical Research Institute of Brisol-Myers Squibb Company. Dr. Hellstrom then became vice president of Oncology Discovery and, since 1995, of Immunotherapeutics. During 1997, Dr. Hellstrom moved from Bristol-Myers Squibb to Pacific Northwest Research Institute, where he is currently leading a group in Tumor Immunology as a principal investigator. Dr. Hellstrom also currently retains an affiliate professorship at the University of Washington Medical School. He has been a past member of two NIH Study Sections (Immunobiology and Experimental Immunology), and a member of the Scientific Advisory Board of Memorial Sloan Kettering Institute for Cancer Research as well as of the Scientific Advisory Board of Hybritech Inc. Dr. Hellstrom has received many awards, including the Parke-Davis award in experimental pathology, Alpha Omega Alpha, the Lucy Wortham James award of the Ewing Society, the Pap Award for outstanding contribution to cancer research, the Humboldt Award to a senior U.S. scientist, and the yearly American Cancer Society National Award. He has also been honored as Knight of the Northern Star, First Class, Swedish Order of Merit.

     ALAN P. LINDSAY is a director of the Company and of GeneMax Pharmaceuticals, Inc. Mr. Lindsay has an extensive backgrounds in business management, marketing and finance. He is currently chairman and chief executive officer of MIV Therapeutics, Inc., an OTCBB medical devices company developing a laser-cut stent with drug delivery capability. In addition, Mr. Lindsay headed up and built a significant business and marketing organization for a major international financial institution in Vancouver, British Columbia. Mr. Lindsay has raised over $100 million of equity financing for private and public companies over the last five years. Mr. Lindsay is a graduate of the M.L.I. management development program.

     GRANT ATKINS, B.Comm. Mr. Atkins was formerly president, and secretary of the Company through restructuring phases and has served as a director since March 1, 2001. For the past ten years, Mr. Atkins has provided services as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. Mr. Atkins has a Commerce degree from the University of British Columbia specializing in Finance. He has many years experience in both director and officer designations of public companies. Mr. Atkins forms part of the management team that provides a wide range of services to the Company through Investor Communications International, Inc.

     Involvement in Certain Legal Proceedings

     As of the date of this Annual Report, no director or executive officer of the Company is or has been involved in any legal proceeding concerning (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses) within the past five years; (iii) being subject to any order, judgment or decree permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

AUDIT COMMITTEE FINANCIAL EXPERT

     As of the date of this Annual Report, the Board of Directors of the Company has determined that the Company does not have an audit committee financial expert nor does the Company have an audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by the Company and on the representations of the reporting persons, the Company believes that these persons have complied with all applicable filing requirements during the fiscal year ended December 31, 2002.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

     As of the date of this Annual Report, none of the directors or executive officers of the Company are compensated for their roles as directors or executive officers. However, as of the date of this Annual Report, Messrs. Handford, Atkins, Lindsay, Davidson, and Dr. Jefferies derive remuneration from the Company as compensation for consulting and/or managerial services rendered. See "Summary Compensation Table". Officers and directors of the Company are also reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. Any executive compensation is subject to change concurrent with Company requirements. The Company presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

     Consulting Services Agreement

     Effective May 9, 2002 and fully executed July 15, 2002, the Company and ICI entered into a consulting services agreement (the "Consulting Services Agreement"). Pursuant to the terms and provisions of the Consulting Services Agreement, ICI provides to the Company such finance and managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the drug discovery and development industry, involving the patented drug discovery assay for immunomodulatory compounds and the pipeline aimed at treatment of cancer, infectious diseases, autoimmune disorders and transplant tissue rejection.

     Mr. Grant Atkins, a director of the Company, is employed by ICI and part of the management team provided by ICI to the Company, and derives remuneration from ICI for such services rendered to the Company. During fiscal year ended December 31, 2002, Mr. Atkins was paid approximately $17,325 for services rendered to the Company.

     GeneMax Pharmaceuticals Consulting Agreement

     On February 1, 2000, GeneMax Pharmaceuticals and 442668 B.C. Ltd. ("442668"), a corporation whose president and member of the board of directors is Dr. Wilfred Jefferies, a director of the Company entered into a consulting services agreement (the "GeneMax Pharmaceuticals Consulting Agreement") for a period of five years. Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Consulting Agreement, Dr. Jefferies agreed to provide technical, research and technology development services to GeneMax Pharmaceuticals for a period of five years. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Consulting Agreement, 442668 shall be paid a monthly fee of $10,000 Canadian Dollars and reimbursement of expenses.

     As of the date of this Annual Report, 442668 invoices the Company $10,000 per month (plus expenses). During the year ended December 31, 2002, an aggregate of $81,410 in fees was incurred to 442668. Based upon $6,725, which was due and owing at December 31, 2001, this resulted in an aggregate amount of $88,135 due and owing 442668. During fiscal year ended December 31, 2002, the Company paid 442668 $67,670 and settled the remaining balance of $20,465 through the issuance to 442668 of 20,465 shares of restricted common stock at $1.00 per share. As of December 31, 2002, there was no amount that remained due and owing. During the year ended December 31, 2002, Dr. Jefferies received approximately $67,670 through 442668 See "Part III. Item 12. Certain Relationships and Related Transactions".

     GeneMax Pharmaceuticals Management Agreement

     On August 1, 1999, GeneMax Pharmaceuticals and Ronald L. Handford, the President/Chief Executive Officer and a director of the Company, entered into a management services agreement (the "GeneMax Pharmaceuticals Management Agreement"). Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Management Agreement, Mr. Handford agreed to provide general managerial services to GeneMax Pharmaceuticals for a period of five years. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Management Agreement, Mr. Handford shall be paid a monthly fee of $11,000 U.S. Dollars and reimbursement of expenses. Effective May 1, 2002, GeneMax Pharmaceuticals and Mr. Handford agreed to reduce the monthly fee to $12,500 Canadian Dollars until the earlier of the Company reaching a senior board listing or commences clinical trials, at which time the fee will be reviewed in accordance with market norms.

     As of the date of this Annual Report, Mr. Handford invoices the Company $12,500 Canadian Dollars per month (plus expenses). During the year ended December 31, 2002, an aggregate of $105,206 in fees was incurred to Handford Management. Based upon $80,500, which was due and owing to Mr. Handford at December 31, 2001, this resulted in an aggregate amount of $185,706 due and owing Mr. Handford. During fiscal year ended December 31, 2002, the Company paid Mr. Handford $69,374 and settled an amount of $100,000 through the issuance to Mr. Handford of 100,000 shares of restricted common stock at $1.00 per share. As of December 31, 2002, an aggregate amount of $16,332 remains due and owing to Mr. Handford. During the year ended December 31, 2002, Mr. Handford received approximately $69,374. See "Part III. Item 12. Certain Relationships and Related Transactions".

     GeneMax Pharmaceuticals Services Agreement

     On May 31, 2002, GeneMax Pharmaceuticals and Alan Lindsay and Associates Ltd. ("AL&A"), a corporation whose sole officer, director and shareholder is Alan Lindsay, a director of the Company entered into a services agreement (the "GeneMax Pharmaceuticals Services Agreement"). Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Services Agreement, Mr. Lindsay agreed to provide general consulting services to GeneMax Pharmaceuticals on a month-to-month basis. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Services Agreement, AL&A shall be paid a monthly fee of $2,500 U.S. Dollars and reimbursement of expenses.

     As of the date of this Annual Report, Mr. Lindsay invoices the Company through AL&A $2,500 U.S. Dollars per month (plus expenses). During the year ended December 31, 2002, an aggregate of $42,500 in fees was incurred to AL&A. Based upon $17,500, which was due and owing to AL&A at December 31, 2001, this resulted in an aggregate amount of $60,000 due and owing AL&A. During fiscal year ended December 31, 2002, the Company paid AL&A $20,000 and settled an amount of $27,500 through the issuance to AL&A of 27,500 shares of restricted Common Stock at $1.00 per share. As of December 31, 2002, an aggregate amount of $12,500 remains due and owing to AL&A by the Company. During fiscal year ended December 31, 2002, Mr. Lindsay received $20,000 through AL&A as compensation for services rendered to the Company. See "Part III. Item 12. Certain Relationships and Related Transactions."

     Davidson Agreement

     GeneMax Pharmaceuticals and James D. Davidson, a director and the Chief Financial Officer of the Company, entered into a verbal month-to-month agreement (the "Davidson Agreement"). Pursuant to the terms of the Davidson Agreement, Mr. Davidson agreed to perform such duties and services as required commensurate with his position as the Chief Financial Officer of the Company and such other duties commensurate with his position as a director on the Board of Directors. Pursuant to further terms of the Davidson Agreement, Mr. Davidson shall be paid a monthly fee of $2,000 and reimbursement of expenses. Effective July 15, 2002, GeneMax Pharmaceuticals agreed to increase the monthly fee to $5,000 upon commencement of Mr. Davidson's duties associated with his position as Chief Financial Officer and a director of the Company after the acquisition of GeneMax Pharmaceuticals.

     As of the date of this Annual Report, Mr. Davidson invoices the Company $5,000 per month (plus expenses). During fiscal year ended December 31, 2002, an aggregate of $40,500 in fees was incurred to Mr. Davidson. Based upon $5,000, which was due and owing to Mr. Davidson at December 31, 2001, this resulted in an aggregate amount of $45,500 due and owing. During fiscal year ended December 31, 2002, the Company paid Mr. Davidson $32,500 and settled the remaining balance of $13,000 through the issuance of 13,000 shares of restricted common stock at $1.00 per share. As of December 31, 2002, there is no amount that remains due and owing to Mr. Davidson by the Company. See "Part III. Item 12. Certain Relationships and Related Transactions."

     The Summary Compensation Table below reflects those amounts received as compensation by the executive officers and directors of the Company during fiscal year ended December 31, 2002 from the Company subsequent to consummation of the Share Exchange Agreement and from or GeneMax Pharmaceuticals prior to consummation of the Share Exchange Agreement.

     Summary Compensation Table

                           Annual Compensation        Awards    Payouts
                          ---------------------   ------------- -------
                             $      $       $     $       #       $
Name and Position   Year  Salary  Bonus   Other  RSA    Options LTIP   Other
-------------       ----  ------  -----   -----  ---    ------- ----   -----
                                                                          (1)
Ronald L. Handford  2002  $   0     0    69,374   0     350,000   0      0
Pres./CEO and
Director
                                                                          (2)
Dr. W. Jefferies    2002  $   0     0    67,670   0     500,000   0      0
Chief Scientific
Officer and Chair
of the Board
                                                                          (3)
James D. Davidson   2002  $   0     0    32,500   0     150,000   0      0
CFO/Secretary
and Director
                                                                          (4)
Alan P. Lindsay     2002  $   0     0   $20,000   0     150,000   0      0
Director
                                                                          (5)
Grant Atkins        2000  $   0     0       0     0        0      0      0
Director            2001      0     0       0     0        0      0      0
                    2002      0     0   $17,325   0        0      0      0

Dr. Karl Hellstrom  2002  $   0     0       0     0     100,000   0      0
Director
--------------------------------------

(1) During fiscal year ended December 31, 2002, an aggregate of $105,206 in fees was incurred to Ronald Handford. The fees incurred were for services rendered by Mr. Handford to the Company under the GeneMax Pharmaceuticals Management Agreement. Based upon $80,500, which was due and owing to Mr. Handford at December 31, 2001, this resulted in an aggregate amount of $185,706 due and owing. During fiscal year ended December 31, 2002, the Company paid Mr. Handford $69,374 and settled an amount of $100,000 through the issuance of 100,000 shares of restricted Common Stock at $1.00 per share. As of December 31, 2002, an aggregate amount of $16,332 remains due and owing to Mr. Handford by the Company. During fiscal year ended December 31, 2002, Mr. Handford received $69,374 as compensation for services rendered to the Company.

(2) During fiscal year ended December 31, 2002, an aggregate of $81,410 in fees was incurred to 442668, a corporation whose president and member of the board of directors is Dr. Wilfred Jefferies, a director and the Chief Scientific Officer of the Company. The fees incurred were for services rendered by Dr. Jefferies to the Company under the GeneMax Pharmaceuticals Consulting Agreement. Based upon $6,725, which was due and owing to 442668 at December 31, 2001, this resulted in an aggregate amount of $88,135 due and owing 442668. During fiscal year ended December 31, 2002, the Company paid 442668 $67,670 and settled the remaining balance of $20,465 through the issuance of 20,465 shares of restricted Common Stock at $1.00 per share. As of December 31, 2002, there was no amount that remained due and owing. During fiscal year ended December 31, 2002, Dr. Jefferies received $67,670 through 442668 as compensation for services rendered to the Company.

(3) During fiscal year ended December 31, 2002, an aggregate of $40,500 in fees was incurred to James D. Davidson, a director and the Chief Financial Officer of the Company. The fees incurred were for services rendered by Mr. Davidson to the Company under the Davidson Agreement. Based upon $5,000, which was due and owing to Mr. Davidson at December 31, 2001, this resulted in an aggregate amount of $45,500 due and owing to Mr. Davidson. During fiscal year ended December 31, 2002, the Company paid Mr. Davidson $32,500 and settled the remaining balance of $13,000 through the issuance of 13,000 shares of restricted Common Stock at $1.00 per share. As of December 31, 2002, there is no amount that remains due and owing to Mr. Davidson by the Company. During fiscal year ended December 31, 2002, Mr. Davidson received $32,500 compensation for services rendered to the Company.

(4) During fiscal year ended December 31, 2002, an aggregate of $42,500 in fees was incurred to AL&A, a corporation whose sole officer, director and shareholder is Alan Lindsay, a director of the Company. The fees incurred were for services rendered by Mr. Lindsay to the Company under the GeneMax Pharmaceuticals Services Agreement. Based upon $17,500, which was due and owing to AL&A at December 31, 2001, this resulted in an aggregate amount of $60,000 due and owing AL&A. During fiscal year ended December 31, 2002, the Company paid AL&A $20,000 and settled an amount of $27,500 through the issuance of 27,500 shares of restricted Common Stock at $1.00 per share. As of December 31, 2002, an aggregate amount of $12,500 remains due and owing to AL&A by the Company. During fiscal year ended December 31, 2002, Mr. Lindsay received $20,000 through AL&A as compensation for services rendered to the Company.

(5) Grant Atkins, a director of the Company, indirectly receives compensation for services provided to the Company through ICI pursuant to the contractual relationship between the Company and ICI.

STOCK OPTIONS AND PURCHASE PLANS

     Stock Option Plan

     On May 15, 2002, the Board of Directors of the Company unanimously approved and adopted a stock option plan and on September 30, 2002, the Board of Directors approved the adoption of a new stock option plan (the "Stock Option Plan"). See "Part II. Item 5. Market for Common Equity and Related Stockholder Matters."

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

     The Stock Option Plan is to be administered by the Board of Directors of the Company, which shall determine (i) the persons to be granted Stock Options under the Stock Option Plan; (ii) the number of shares subject to each Stock Option, however, in no event may the maximum number of shares reserved for any one individual exceed 15% of the total issued and outstanding shares of the Company; (iii) the time at which each Stock Option is to be granted; (iv) the purchase price for the shares under the Stock Option; (v) the option period; and
(vi) the manner in which the Stock Option becomes exercisable or terminated. The Stock Option Plan provides authorization to the Board of Directors to grant up to 3,500,000 Stock Options to directors, officers, employees and consultants of the Company and its subsidiaries.

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

     As of the date of this Annual Report, an aggregate of 3,270,000 Stock Options have been granted as follows: (i) 1,740,000 Stock Options and 395,000 Incentive Stock Options exercisable at $1.00 per share to previous holders of stock options of GeneMax Pharmaceuticals to replace stock options previously granted by GeneMax Pharmaceuticals at $0.60 per share; (ii) 1,000,000 Stock Options exercisable at $0.50 per share to ICI and/or its designates or employees; (iii) 20,000 Stock Options at $5.50 per share; (iv) 15,000 Stock Options at $7.50 per share; and (v) 100,000 Stock Options at $8.50 per share. Of the 3,270,000 Stock Options granted, 1,000,000 Stock Options have been exercised at $0.50 per share resulting in $500,000, and a further 25,000 Stock Options have been exercised at $1.00 per share resulting in $25,000. The table below reflects the Stock Options originally granted to directors, executive officers, affiliates or shareholders holding greater than 5% of the equity in the Company, without taking into consideration any exercise of Stock Options or expiration of Stock Options.

     Options/SAR Grants Table
--------------------------------------------------------------------------------
Name                  Number of       Percent of Total     Exercise   Expiration
                     Securities       Options Granted       Price        Date
                  Underlying Options
--------------------------------------------------------------------------------
                              (1)
Investor              1,000,000            30.58%            $0.50     04/04/04
 Communications
 International
 Inc.

Dr. W. Jefferies        500,000            15.29%            $1.00     09/29/05

Ronald Handford         350,000            10.70%            $1.00     09/29/05
                              (2)
Dr. Julia Levy          250,000             7.65%            $1.00     09/29/05

Alan P. Lindsay         150,000             4.59%            $1.00     09/29/05
                              (3)
Dr. Calvin R. Stiller   100,000             3.06%            $1.00     09/29/05

James D. Davidson       150,000             4.59%            $1.00     09/29/05
                              (4)
Dr. Erik Hellstrom      100,000             3.06%            $8.50     12/05/05

Total                 2,600,000            79.51%
--------------------------------------------------------------------------------

(1) Pursuant to certain Notice and Agreements of Option, certain contractors to ICI have exercised 1,000,000 Stock Options at the exercise price of $0.50 per option to acquire 1,000,000 shares of the Common Stock of the Company. Pursuant to the terms and provisions of the Consulting Services Agreement, the Company previously granted to ICI 1,000,000 Stock Options (which were subject to an S-8 registration statement filed with the Securities and Exchange Commission). In connection with the exercise of the Stock Options, the shares of Common Stock of the Company were issued to certain contractors of ICI who have provided bona fide services to the Company under the Consulting Services Agreement.

(2) Dr. Levy resigned from the Board of Directors effective December 6, 2002 and was simultaneously appointed Chair of the Scientific Advisory Board. The 250,000 Stock Options granted to Dr. Levy have been continued under the existing terms, subject to approval by the Board of Directors.

(3) Due to Dr. Stiller's resignation from the Board of Directors effective October 7, 2002, the 100,000 Stock Options previously granted would have expired on January 5, 2003 pursuant to the terms of the Stock Option Plan. However, the Board of Directors authorized and approved the retention by Dr. Stiller of an aggregate of 50,000 Stock Options at an exercise price of $1.00 as follows: (i) 35,000 Stock Options currently vested; and (ii) 5,000 Stock Options vest annually commencing September 30, 2003 for a period of three years. The remaining 50,000 Stock Options expired and will not be exercisable.

(4) Contractual arrangements provide for the immediate vesting of 50,000 stock options and the remaining balance vesting over the next twenty-four months.

     Aggregated Options/SAR Exercises
--------------------------------------------------------------------------------
Name               Shares     Value      Number of Securities      Value of
                  Acquired   Realized   Underlying Unexercised  Unexercised in-
                 On Exercise                    Options        the-money Options
--------------------------------------------------------------------------------
Investor         1,000,000*  9,270,000            nil                 0
 Communications
 International,
 Inc.
--------------------------------------------------------------------------------

*Pursuant to certain Notice and Agreements of Option, certain contractors to ICI have exercised 1,000,000 Stock Options at the exercise price of $0.50 per option to acquire 1,000,000 shares of the Common Stock of the Company. Pursuant to the terms and provisions of the Consulting Services Agreement, the Company previously granted to ICI 1,000,000 Stock Options (which were subject to an S-8 registration statement filed with the Securities and Exchange Commission). In connection with the exercise of the Stock Options, the shares of Common Stock of the Company were issued to certain contractors of ICI who have provided bona fide services to the Company under the Consulting Services Agreement.

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

     As of the date of this Annual Report, there are 16,813,519 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------
Title of Class    Name and Address of       Amount and Nature       Percent of
                   Beneficial Owner             of Class               Class
--------------------------------------------------------------------------------
                                                       (1)(2)
Common Stock      James D. Davidson             1,466,666               8.63%
                  321 S. St. Asaph Street
                  Alexandria, Virginia 22314
                                                       (1)(3)
Common Stock      Ronald L. Handford            1,266,000               7.38%
                  3432 West 13th Avenue
                  Vancouver, British Columbia
                  Canada V5Y 1W1
                                                       (1)(4)
Common Stock      442668 B.C. Ltd.              3,270,465              21.73%
                  12596 23rd Avenue
                  Surrey, British Columbia
                  Canada V4A 2C2
                                                       (5)
Common Stock      Alan P. Lindsay                 150,000                .08%
                  2701 Hornby Street
                  Vancouver, British Columbia
                  Canada V62 2R1
                                                       (6)
Common Stock      Dr. Karl Hellstrom              100,000                .06%
                  720 Broadway
                  Seattle, Washington  98122
                                                       (7)
Common Stock      Investor Communications         554,470               3.69%
                  International, Inc.
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98230

Common Stock      Grant R. Atkins                       0                  0%
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98230
                                                       (8)
Common Stock      All current officers          6,253,131              37.12%
                  and directors as a group
                  (6 persons)
--------------------------------------------------------------------------------

(1)  These are restricted shares of common stock.

(2) Mr. James Davidson is an initial founding shareholder of GeneMax Pharmaceuticals. This figure includes (a) 788,333 shares of common stock held of record by Mr. Davidson; (b) an aggregate of 500,000 shares of common stock held of record by Mr. Davidson's two minor children, respectively, over which Mr. Davidson has sole voting and disposition rights; (c) an assumption of the exercise of an aggregate of 13,333 warrants exercisable into 13,333 shares of common stock at the rate of $0.75 per share expiring on May 1, 2006; (d) an assumption of the exercise by Mr. Davidson of an aggregate of 15,000 warrants exercisable by Mr. Davidson into 15,000 shares of common stock at the rate of $1.00 per share expiring December 1, 2005; and (e) an assumption of the exercise by Mr. Davidson of an aggregate of 150,000 Stock Options to acquire 150,000 shares of common stock at $1.00 per share. As of the date of this Annual Report, no warrants nor Stock Options have been exercised.

(3) Mr. Ronald Handford is an initial founding shareholder of GeneMax Pharmaceuticals. This figure includes (a) 158,000 shares of common stock held of record by Mr. Handford; (b) 325,000 shares of common stock held of record by Aberdeen Holdings Limited over which Mr. Handford has sole disposition rights; (c) 325,000 shares of common stock held of record by Latitude 32 Holdings Ltd. over which Mr. Handford has sole disposition rights; (d) 100,000 shares of common stock held of record by Handford Management Inc. over which Mr. Handford has sole voting and disposition rights; (e) an assumption of the exercise by Mr. Handford of an aggregate of 8,000 warrants into 8,000 shares of common stock at $0.75 per share expiring December 1, 2005; and (f) an assumption of the exercise by Mr. Handford of an aggregate of 350,000 Stock Options to acquire 350,000 shares of common stock at $1.00 per share. As of the date of this Annual Report, no warrants nor Stock Options have been exercised.

(4) Dr. Wilfred Jefferies is an initial founding shareholder of GeneMax Pharmaceuticals. Dr. Jefferies has sole voting and disposition rights over the 2,770,465 shares of common stock held of record by 442668 B.C. Ltd. This figure also includes an assumption of the exercise by Dr. Jefferies of an aggregate of 500,000 Stock Options to acquire 500,000 shares of common stock at $1.00 per share. As of the date of this Annual Report, no Stock Options have been exercised.

(5) This figure includes the assumption of the exercise by Mr. Lindsay of an aggregate of 150,000 Stock Options to acquire 150,000 shares of common stock at $1.00 per share. As of the date of this Annual Report, no Stock Options have been exercised.

(6) This figure includes the assumption of the exercise by Mr. Hellstrom of an aggregate of 100,000 Stock Options to acquire 100,000 shares of common stock at $8.50 per share. As of the date of this Annual Report, 50,000 stock options have vested and the remaining stock options will vest over the next twenty-four months. As of the date of this Annual Report, no Stock Options have been exercised.

(7) This figure includes 554,470 shares of common stock held of record by Investor Communications International, Inc., 304,600 of which are free trading, while the balance of 249,870 are available for sale under Rule
     144. Pursuant to certain Notice and Agreements of Option, certain contractors of ICI exercised 1,000,000 Stock Options at the exercise price of $0.50 per option to acquire 1,000,000 shares of the Common Stock of the Company. Pursuant to the terms and provisions of the Consulting Services Agreement, the Company previously granted to ICI 1,000,000 Stock Options (which were subject to an S-8 registration statement filed with the Securities and Exchange Commission). In connection with the exercise of the Stock Options, the shares of Common Stock of the Company were issued to certain contractors of ICI who have provided bona fide services to the Company under the Consulting Services Agreement.

(8) This figure includes the assumption of the exercise of an aggregate of 129,827 warrants into 129,827 shares of common stock and the assumption of the exercise of 1,250,000 Stock Options into 1,250,000 shares of common stock.

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

     Consulting Services Agreement

     Effective May 9, 2002 and fully executed July 15, 2002, the Company and ICI entered into the Consulting Services Agreement. Pursuant to the terms and provisions of the Consulting Services Agreement, ICI will provide to the Company such finance and managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the drug discovery and development industry, involving the patented drug discovery assay for immunomodulatory compounds and the pipeline aimed at treatment of cancer, infectious diseases, autoimmune disorders and transplant tissue rejection. Pursuant to further terms and provisions of the Consulting Services Agreement, ICI shall be paid a monthly fee of $10,000 for its services.

     Pursuant to the terms of the Consulting Services Agreement, the Stock Option Plan incorporates the previous grant of 1,000,000 Stock Options at $0.50 per share to ICI and/or its consultants or employees who performed services directly to the Company under the Consulting Services Agreement. In connection Mr. Grant Atkins, a director of the Company, is employed by ICI and part of the management team provided by ICI to the Company, and derives remuneration from ICI for such services rendered to the Company. During fiscal year ended December 31, 2002, ICI paid Mr. Atkins approximately $17,325 by ICI and was reimbursed for various expenses paid on behalf of the Company.

     GeneMax Pharmaceuticals Consulting Agreement

     On February 1, 2000, GeneMax Pharmaceuticals and 442668 B.C. Ltd. entered into the GeneMax Pharmaceuticals Consulting Agreement for a period of five years. Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Consulting Agreement, Dr. Jefferies agreed to provide technical, research and technology development services to GeneMax Pharmaceuticals which include, but are not limited to: (i) initiation, creation, development, coordination and management of all aspects of any development and maintenance programs in connection with the research and development of technology interests and each of their proposed commercial applications; (ii) assistance in the negotiation of proposed joint venture arrangements; (iii) assistance in the organization, preparation and dissemination of any and all business plans, technical reports, news releases or investment reports; (iv) assistance in liaison with corporate alliances and regulatory associations; and (v) assistance in all other technical, research, technology development, maintenance and regulatory services as may be directed by the board of directors. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Consulting Agreement, 442668 B.C. Ltd. shall be paid a monthly fee of $10,000 Canadian Dollars and reimbursement of expenses.

     GeneMax Pharmaceuticals Management Agreement

     On August 1, 1999, GeneMax Pharmaceuticals and Ronald L. Handford entered into the GeneMax Pharmaceuticals Management Agreement for a period of five years. Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Management Agreement, Mr. Handford agreed to provide general managerial services to GeneMax Pharmaceuticals which include, but are not limited to, the following:
(i) overseeing all operational aspects; (ii) management of the day-to-day operations; (iii) development and management of all aspects of any program in connection with the development and management of the technology interests; (iv) initiation, creation, development and administration of any and all other development and management programs in respect of the technology and business interests and proposed commercial applications; (v) negotiation of proposed joint venture arrangements; (vi) setting up of all corporate alliances with potential customers and strategic business and financial partners; and (vii) assistance in all other development and management services as may be directed by the Board of Directors. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Management Agreement, Mr. Handford would be paid a monthly fee of $11,000 U.S. Dollars and reimbursement of expenses. Effective May 1, 2002, GeneMax Pharmaceuticals and Mr. Handford agreed to reduce the monthly fee to $12,500 Canadian Dollars until the earlier of the Company reaching a senior board listing or commencing clinical trials, at which time the fee will be reviewed in accordance with market norms.

     GeneMax Pharmaceuticals Services Agreement

     On May 31, 2002, GeneMax Pharmaceuticals and Alan Lindsay and Associates Ltd. entered into the GeneMax Pharmaceuticals Services Agreement on a month-to-month basis. Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Services Agreement, Mr. Lindsay agreed to provide general corporate finance consulting services to GeneMax Pharmaceuticals as may be determined by the Board of Directors in connection with and in order to develop the various technology and business interests. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Services Agreement, Mr. Lindsay shall be paid a monthly fee of $2,500 U.S. Dollars and reimbursement of expenses.

     Davidson Agreement

     GeneMax Pharmaceuticals and James D. Davidson, a director and the Chief Financial Officer of the Company, entered into the Davidson Agreement. Pursuant to the terms and provisions of the Davidson Agreement, Mr. Davidson agreed to perform such duties and services as required commensurate with his position as the Chief Financial Officer of the Company and such other duties commensurate with his position as a director on the Board of Directors. Pursuant to further terms and provisions of the Davidson Agreement, Mr. Davidson shall be paid a monthly fee of $2,000 and reimbursement of expenses. Effective July 15, 2002, GeneMax Pharmaceuticals agreed to increase the monthly fee to $5,000 upon commencement of Mr. Davidson's duties associated with his position as Chief Financial Officer and a director of the Company after the acquisition of GeneMax Pharmaceuticals.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The following exhibits are filed as part of this Annual Report:

         10.18 Consulting Services Agreement between GeneMax Pharmaceuticals Inc. and 442668 B.C. Ltd. dated February 1, 2000.

         10.19 Management Services Agreement between GeneMax Pharmaceuticals Inc. and Ronald L. Handford dated August 1, 1999.

         10.20 Amended Services Agreement between GeneMax Pharmaceuticals Inc. and Alan Lindsay and Associates Ltd. dated May 31, 2002.

         10.21    Stock Option Plan dated effective September 30, 2002.

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

     (b) Reports on Form 8-K.

         (i)      Form 8-K filed on December 10, 2002.
         (ii)     Form 8-K filed on September 27, 2002.
         (iii)    Form 8-K filed on September 26, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GENEMAX CORP.

Dated: April 14, 2003                By: /s/ RONALD L. HANDFORD
                                     ----------------------------------
                                     Ronald L. Handford, President and
                                     Chief Executive Officer