Form 10QSB
period 2003-03-31
GENEMAX CORP
filed 2003-05-15
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______

                         Commission file number 0-27239
                                  GENEMAX CORP.
                            __________________________
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                               88-0277072
           ________                                              __________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

                           435 Martin Street, Suite 2000
                              Blaine, Washington 98230
                         ________________________________
                    (Address of Principal Executive Offices)

                                 (360) 332-7734
                                 _______________
                           (Issuer's telephone number)

                                       N/A
                                       ____
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of May 10, 2003
______                                      ______________________________
Common Stock, $0.001 par value                16,813,519

Transitional Small Business Disclosure Format (check one)

         Yes              No      X

PART I.  FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

            CONSOLIDATED BALANCE SHEETS                                       2

            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                     3

            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                     4

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS                5

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

         ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS                                           25

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   27

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             29

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         29

         ITEM 5. OTHER INFORMATION                                           29

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            30

SIGNATURES                                                                   30

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
____________________________


                                  GENEMAX CORP.
                             (FORMERLY EDUVERSE.COM)
                          (A DEVELOPMENT STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2003

                                   (UNAUDITED)


















CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                  GENEMAX CORP.
                             (FORMERLY EDUVERSE.COM)
                          (A DEVELOPMENT STAGE COMPANY)

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                                                                              March 31, 2003    December 31,
                                                                                                                    2002
_______________________________________________________________________________________________________________________________
                                                                                                (unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash                                                                                          $   375,379       $  642,589
   Prepaid expenses                                                                                    6,000            6,000
_______________________________________________________________________________________________________________________________

                                                                                                     381,379          648,589
FURNITURE AND EQUIPMENT, (Note 5)
   net of depreciation of $89,820 (2002 - $79,138)                                                   102,649          112,839
_______________________________________________________________________________________________________________________________

                                                                                                  $  484,028       $  761,428
===============================================================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                       $  344,994       $  264,613
   Due to related parties (Note 6)                                                                    59,593           30,986
_______________________________________________________________________________________________________________________________

                                                                                                     404,587          295,599
_______________________________________________________________________________________________________________________________

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 6)

STOCKHOLDERS' EQUITY
   Capital stock  (Note 7)
      Common stock, $0.001 par value, 25,000,000 shares authorized
        16,795,519 shares issued and outstanding (2002 - 15,847,519)                                  16,795           15,847
   Additional paid-in capital                                                                      4,317,592        3,621,665
   Common stock subscriptions                                                                              -          200,000
     Common stock purchase warrants                                                                  610,700          610,700
   Deficit accumulated during the development stage                                               (4,847,408)      (3,972,760)
    Accumulated other comprehensive income (loss)                                                    (18,238)          (9,623)
_______________________________________________________________________________________________________________________________

                                                                                                      79,441          465,829
_______________________________________________________________________________________________________________________________

                                                                                                  $  484,028       $  159,470
===============================================================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements


                                  GENEMAX CORP.
                             (FORMERLY EDUVERSE.COM)
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                July 27, 1999
                                                                                                                (inception) to
                                                                              Three months Ended March 31         March 31,
                                                                                 2003              2002              2003
_______________________________________________________________________________________________________________________________
                                                                                                 (Note 1)          (Note 1)

INTEREST INCOME                                                                $          -       $        -       $     26,571
_______________________________________________________________________________________________________________________________


   Consulting fees                                                                   56,000           29,486            410,277
   Consulting fees - stock based (Note 8)                                            11,875                -            642,150
   Depreciation                                                                      10,682           10,181             89,820
   License fees                                                                           -                -             79,243
   Management fees                                                                   54,846           33,000            542,025
   Office and general                                                               365,757           19,011            613,003
   Professional fees                                                                 85,754           27,036            596,257
   Research and development                                                         274,776          112,649          1,807,816
   Travel                                                                            14,958            1,318             93,181
_______________________________________________________________________________________________________________________________

                                                                                    874,648          232,681          4,873,979
_______________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                                                        $   (874,648)     $  (232,681)     $ (4,847,408)
===============================================================================================================================




BASIC NET LOSS PER SHARE                                                       $      (0.05)     $     (0.02)
==============================================================================================================


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       16,245,975       11,431,965
==============================================================================================================



The accompanying notes are an integral part of these interim consolidated financial statements



                                  GENEMAX CORP.
                             (FORMERLY EDUVERSE.COM)
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                July 27, 1999
                                                                                                                (inception) to
                                                                              Three months Ended March 31         March 31,
                                                                                 2003              2002              2003
_______________________________________________________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                      $  (874,648)      $  (232,681)     $ (4,847,408)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                    10,682            10,181            89,820
  - non-cash consulting fees                                                             -                 -             5,750
  - non-cash license fees                                                                -                 -               500
  - stock-based compensation                                                        11,875                 -           642,150
  - accounts payable                                                                80,381            43,042           330,710
_______________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                             (771,710)         (179,458)       (3,778,478)
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                 (492)                -          (192,469)
  Pre reverse acquisition advances from Eduverse (Note 3)                                -                 -           250,000
  Cash acquired on reverse acquisition of Eduverse (Note 3)                              -                             173,373
_______________________________________________________________________________________________________________________________

NET CASH FROM (USED IN) INVESTING ACTIVITIES                                          (492)                -           230,904
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale and subscriptions of common stock                               485,000            12,500         3,757,730
  Loans payable                                                                          -            63,033           136,245
  Advances from related parties                                                     26,607            92,942           138,216
_______________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                           513,607           168,475         3,941,191
_______________________________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES                                                     (8,615)             (332)          (18,238)
_______________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                       (267,210)          (11,315)          375,379

CASH, BEGINNING OF PERIOD                                                          642,589            11,561                -
_______________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                            $   375,379       $       246      $    375,379
===============================================================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(FORMERLY EDUVERSE.COM)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2003
________________________________________________________________________________
(UNAUDITED)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

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

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(FORMERLY EDUVERSE.COM)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2003
________________________________________________________________________________
(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

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

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(FORMERLY EDUVERSE.COM)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2003
________________________________________________________________________________
(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2003 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(FORMERLY EDUVERSE.COM)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2003
________________________________________________________________________________
(UNAUDITED)


NOTE 3 - EDUVERSE ACQUISITION
________________________________________________________________________________

Effective May 9, 2002 the Company entered into a letter of intent to acquire 100% of the issued shares in the capital of GPI in exchange for 11,231,965 restricted shares of common stock plus 200,000 restricted shares of common stock for a finder's fee. The Company also agreed to issue an additional 188,154 restricted shares of common stock in settlement of $188,154 of accrued GPI management, consulting and research and development fees. Effective July 15, 2002, pursuant to a definitive Share Exchange Agreement, the Company commenced the closing and acquired 5,880,304 shares of GPI from non-British Columbia shareholders of GPI in exchange for the issuance of 5,880,304 restricted shares of common stock. The Company also issued a take-over bid circular to British Columbia GPI shareholders and acquired a further 4,487,001 shares of GPI in exchange for 4,487,001 restricted shares of common stock effective August 13, 2002. Also during the 2002, the Company completed the acquisition by acquiring the remaining 864,660 shares of GPI in exchange for 864,660 restricted shares of common stock. Also, 744,494 outstanding GPI common stock purchase warrants were exchanged on a one for one basis for the Company's common stock purchase warrants with identical terms and conditions and the Company issued 2,135,000 stock options to holders of GPI stock options (refer to Note 8). All GPI stock options and common stock purchase warrants were then cancelled. As a result of this transaction, the former stockholders of GPI owned 75% of the 15,320,119 total issued and outstanding shares of the Company as at July 15, 2002. In connection with this transaction, Eduverse changed its name to GeneMax Corp ("GMC").

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

The book value of GMC's capital stock subsequent to the reverse acquisition is calculated and allocated as follows:


 GPI capital stock                                             $  1,924,725
 GMC net assets                                                     493,712
                                                            _________________

                                                               $  2,418,437
                                                            =================


 Capital stock                                                  $    15,320
 Additional paid-in capital                                         620,600
   Share purchase warrants                                        1,867,517
                                                            _________________

                                                                  2,503,437
 GMC subscriptions receivable pre reverse acquisition              (100,000)
 GMC subscriptions received pre reverse acquisition                  15,000
                                                            _________________

   Consolidated Capital accounts post reverse acquisition      $  2,418,437
                                                            =================

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

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(FORMERLY EDUVERSE.COM)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2003
________________________________________________________________________________
(UNAUDITED)


NOTE 4 - RESEARCH AGREEMENTS
________________________________________________________________________________

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

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totalling CAN$498,980 to be paid in four equal instalments of CAN$124,725 due upon execution of the CRA,
September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at March 31, 2003 CAN$230,606 (December 31, 2002 - CAN$115,303) is payable in connection with the CRA. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research.

CANADIAN NETWORK FOR VACCINES AND IMMUNOTHERAPEUTICS OF CANCER AND CHRONIC VIRAL DISEASES ("CANVAC") Effective January 1, 2001 GPI and UBC entered into a one year Network Affiliate Agreement with CANVAC (the "CANVAC Agreement") whereby CANVAC would provide a grant to GPI and UBC to further fund the research activities in connection with the CRA. Under the terms of the CANVAC Agreement, CANVAC would provide a CAN$85,000 research grant to UBC upon GPI contributing CAN$117,300 towards the UBC research. The amounts paid by GPI do not qualify as amounts paid under the CRA funding schedule outlined above. During 2001, all amounts required under the CANVAC agreement were paid to UBC by GPI. During 2002 CANVAC contributed a further CAN$ $56,100 to continue funding the research activities for 2002 and 2003. As at March 31, 2003 GPI owes CAN$ 38,709 to UBC to fund GPI's obligations under the CANVAC Agreement.


NOTE 5 - FURNITURE AND EQUIPMENT
________________________________________________________________________________

                                            March 31, 2003     December 31,
                                                                   2002
                                            __________________________________

      Office furniture and equipment             $  32,525         $  32,033
      Laboratory equipment                         159,944           159,944
                                            __________________________________

                                                   192,469           191,977
      Less: accumulated depreciation               (89,820)          (79,138)
                                            __________________________________

                                                $  102,649         $ 112,839
                                            ==================================

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(FORMERLY EDUVERSE.COM)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2003
________________________________________________________________________________
(UNAUDITED)


NOTE 6 -RELATED PARTY TRANSACTIONS
________________________________________________________________________________

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

                                              For the three months ended March
                                                            31,
                                                  2003              2002
                                             ___________________________________
           Consulting fees                         $  22,500          $  21,000
           Management fees                            54,846             33,000
           Research and development                   31,814             38,942
                                             ___________________________________

                                                   $ 109,160          $  92,942
                                             ===================================

The Company has total commitments relating to the above agreements for the years
ended  December  31,  2003  through  2005  of  $172,000,   $132,200  and  $6,400
respectively.

A director of the Company has been contracted by ICI and is part of the management team provided to the Company and was paid $13,375 during the three months ended March 31, 2003.

During the three months ended March 31, 2003 GPI and the Company incurred $109,160 (2002 - $92,942) in fees and $348,084 (2002 - $Nil) in expense reimbursements to these related parties, made net repayments of $428,637 (2002 - $Nil) leaving $59,593 owing at March 31, 2003 (December 31, 2002 - $30,986).
Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Refer to Notes 3, 4 and 7.


NOTE 7 - CAPITAL STOCK
________________________________________________________________________________

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

GMC CAPITAL STOCK TRANSACTIONS DURING THE PERIOD ENDED MARCH 31, 2003:
During the period the Company issued 880,000 shares of common stock on the exercise of stock options at $0.50 per share for proceeds of $440,000 and issued 25,000 shares of common stock on the exercise of stock options at $1.00 per share for proceeds of $25,000.

During 2002 the Company commenced a private placement of up to 1,000,000 units at $5.00 per unit. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase an additional common share of the Company at a price of $7.50 per share for a period of one year. During the period the Company issued 43,000 shares of common stock on the purchase of 43,000 units for total proceeds of $215,000 of which $185,000 had been received as at December 31, 2002 and $30,000 was received during the period.

During the period the Company paid $10,000 in connection with the settlement of $15,000 of subscriptions received in 2000 which were under dispute. As a result of the settlement the Company recorded a contribution to additional paid in capital in period of $5,000 and has been released from any further claims relating to this matter.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(FORMERLY EDUVERSE.COM)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2003
________________________________________________________________________________
(UNAUDITED)


NOTE 7 - CAPITAL STOCK (CONT'D)
________________________________________________________________________________

GPI CAPITAL STOCK TRANSACTIONS DURING THE PERIOD ENDED MARCH 31, 2002:
During the period ended March 31, 2002 GPI completed a private placement of 12,500 units at $1.00 per unit for total proceeds of $12,500. Each unit consists of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share to December 1, 2005.

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

The Plan incorporates a previous grant of 1,000,000 options to ICI and or its designates or employees. During 2002 102,000 of these options were exercised at $0.50 per share for proceeds of $51,000. During the period 880,000 of these options were exercised at $0.50 per share for proceeds of $440,000 and subsequent to March 31, 2003 a further 18,000 of these options were exercised at $0.50 per share for further proceeds of $9,000.

In connection with the reverse acquisition as described in Note 3, the Company granted 1,740,000 options and 245,000 incentive stock options at $1.00 per share to previous holders of stock options of GPI to replace options previously granted by GPI at $0.60 per share. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the stock options granted in connection with a business combination is included in the determination of the purchase price. The fair value of these options at the date of grant of $1,885,750 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%

In addition,  also in connection  with the reverse  acquisition  as described in
Note 3, the Company granted 150,000 incentive stock options to previous holders of stock options of GPI with terms and conditions consistent with their original GPI stock options subject to straight line vesting for a period of 36 months commencing October 1, 2002. The fair value of these incentive stock options will be recorded as compensation expense over the vesting period. The fair value of these options at the date of grant of $142,500 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%. To March 31, 2003 a total of $23,750 (December 31, 2002 - $11,875) has been recorded as consulting fees in connection with these options.

During the remainder of 2002 the Company granted a further 135,000 incentive stock options at prices ranging from $5.50 per share to $8.50 per share subject to immediate vesting. The fair value of these options at the date of grant of $618,400 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 229%. During 2002 the $618,400 was recorded as consulting fees in connection with these options.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(FORMERLY EDUVERSE.COM)
(A DEVELOPMENT STAGE COMPANY)
MARCH 31, 2003
________________________________________________________________________________
(UNAUDITED)


NOTE 7 - CAPITAL STOCK (CONT'D)
________________________________________________________________________________

The Company's stock option activity is as follows:

                                                                                               Weighted Average
                                                          Number of      Weighted Average         Remaining
                                                           options        Exercise Price       Contractual Life
                                                       ___________________________________________________________
   Balance, December 31, 2001                                       -             $      -           -
   Granted prior to reverse acquisition                     1,000,000                 0.50
   Granted in connection with reverse acquisition           2,135,000                 1.00
   Granted subsequent to reverse acquisition                  135,000                 7.94
   Exercised during 2002                                     (102,000)                0.50
                                                       ___________________________________________________________

   Balance, December 31, 2002                               3,168,000                 1.15        2.33 years
   Forfeited during the period                                (50,000)                1.00
   Exercised during the period                               (905,000)                0.51
                                                       ___________________________________________________________

   Balance, March 31, 2003                                   2,213,000            $   1.42        2.50 years
                                                       ===========================================================

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

The Company's share purchase warrant activity is as follows:

                                                                                             Weighted Average
                                                       Number of       Weighted Average         Remaining
                                                        warrants        Exercise Price       Contractual Life
                                                    ____________________________________________________________

   Balance, December 31, 2001                                      -            $      -           -
   GPI warrants assumed                                     744,494                 1.16
   Issued during 2002                                       212,700                 5.00
   Exercised 2002                                                 -                    -
   Expired 2002                                            (110,334)                2.50
                                                    ____________________________________________________________

   Balance, December 31, 2002                               846,860                 1.95        2.71 years
   Issued during the period                                  21,500                 7.50
                                                    ____________________________________________________________

   Balance, March 31, 2003                                  868,360             $   2.09        2.43 years
                                                    ============================================================


NOTE 8 - INCOME TAXES
________________________________________________________________________________

There were no temporary differences between GPI's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $4,200,000 at March 31, 2003 which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

GENERAL

         GeneMax Corp., a Nevada corporation (the "Company"), is a product-focused biotechnology company specializing in the application of the latest discoveries in cellular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection. The Company's operating subsidiaries are GeneMax Pharmaceuticals Inc., a Delaware corporation ("GeneMax Pharmaceuticals"), and the subsidiary of GeneMax Pharmaceuticals named GeneMax Pharmaceuticals Canada Inc., which is a corporation organized under the laws of British Columbia. The Company currently trades on the OTC Bulletin Board under the symbol "GMXX". The Company is also listed for trading on the Frankfurt Stock Exchange under the symbol "GX1".

PRIOR BUSINESS OPERATIONS

SHARE EXCHANGE AGREEMENT

         During the fiscal year ended December 31, 2002, the Company consummated and finalized the acquisition of GeneMax Pharmaceuticals Inc., a Delaware corporation ("GeneMax Pharmaceuticals"). On May 9, 2002 and effective July 15, 2002, Eduverse.com (now known as GeneMax Corp.), GeneMax Pharmaceuticals, the shareholders of GeneMax Pharmaceuticals (the "GeneMax Shareholders"), and Investor Communications International, Inc., a Washington corporation ("ICI") entered into a share exchange agreement (the "Share Exchange Agreement"). In accordance with the terms of the Share Exchange Agreement and the securities laws of Canada, a Directors' Circular dated July 15, 2002 (the "Directors'
Circular") was distributed to certain management, insiders and directors of GeneMax Pharmaceuticals and other Canadian shareholders (the "Canadian GeneMax Shareholders").

         Pursuant to the terms of the Share Exchange Agreement, the Directors' Circular and related settlements, the Company acquired from the GeneMax Shareholders and the Canadian GeneMax Shareholders one hundred percent (100%) of the issued and outstanding shares of common stock of GeneMax Pharmaceuticals and its subsidiary interest. In accordance with the terms of the Share Exchange Agreement, the Directors' Circular and related settlement agreements, the
Company issued shares of its restricted common stock as follows: (i) approximately 6,571,304 shares of restricted common stock to the GeneMax
Shareholders in proportion to their respective holdings in GeneMax Pharmaceuticals; (ii) approximately 4,479,001 shares of restricted common stock to the Canadian GeneMax Shareholders pursuant to the terms of the Directors' Circular; (iii) 181,660 shares of restricted common stock to certain creditors of GeneMax Pharmaceuticals at $0.75 per share for settlement of an aggregate debt in the amount of $136,245; (iv) 188,154 shares of its restricted common stock to certain creditors of GeneMax Pharmaceuticals at $1.00 per share for settlement of an aggregate debt in the amount of $188,154; and (v) 200,000 shares of restricted common stock to a third party.

         The Company issued an aggregate of 11,620,119 shares of its restricted common stock under the Share Exchange Agreement and Directors' Circular. Certain warrant instruments were issued in accordance with the terms and provisions of warrant agreements pursuant to which the holder thereof has the right to convert such warrant into shares of common stock on a one-to-one basis at either the rate of $2.50 per share, $0.75 per share or $1.00 per share. Pursuant to the Share Exchange Agreement, Directors' Circular and related settlement agreements, there were an aggregate of 744,494 warrant instruments issued, of which 110,334 warrants were issued convertible into 110,334 shares of common stock at the rate of $2.50 per share expiring on September 1, 2002. The 110,334 warrants were not converted by the holders thereof into shares of common stock and expired on their terms. Thus, as of the date of this Quarterly Report, there are an aggregate of 634,160 warrant instruments issued comprised of the following: (i) 277,500 warrants issued and outstanding which may be converted into 277,500 shares of common stock at the rate of $1.00 per share expiring December 1, 2005;
(ii) 175,000 warrants issued and outstanding which may be converted into 175,000 shares of common stock at the rate of $1.00 per share expiring May 1, 2006; and
(iii) 181,660 warrants issued and outstanding which may be converted into 181,660 shares of common stock at the rate of $0.75 per share expiring May 1, 2006.

VOLUNTARY POOLING AGREEMENT

         The Company and GeneMax Pharmaceuticals desire to provide for and maintain an orderly trading market and stable price for the Company's shares of Common Stock. Therefore, the Company, certain shareholders of GeneMax Pharmaceuticals and of the Company, and Global Securities Transfer Inc., the Company's transfer agent ("Global Securities"), entered into a voluntary pooling agreement dated May 9, 2002 and effective July 15, 2002 (the "Pooling Agreement"). Pursuant to the terms and provisions of the Pooling Agreement, certain shareholders of GeneMax Pharmaceuticals and certain shareholders of the Company (the "Pooled Shareholders") representing up to an aggregate of 9,166,980 shares of common stock, respectively (the "Pooled Shares"), generally agreed that the Pooled Shares will be subject to a contractual restrictive holding period. The Pooled Shareholders further agreed that that the Pooled Shares may not be traded and will become available for trading and released and sold in the following manner: (i) an initial ten percent (10%) of the Pooled Shares will be released to the Pooled Shareholders on the date which is one calendar year from the closing date of the Share Exchange Agreement (the "First Release Date"); and (ii) a further ten percent (10%) will be released to the Pooled Shareholders on each of the dates which are every three (3) calendar months from the First Release Date in accordance with each Pooled Shareholder's respective shareholdings.

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

         The Company's strategic vision is to be a product-driven biotechnology company, focusing primarily on use of its patented TAP technology and related technologies to restore the TAP function within cancerous cells, thus making them immunogenic. As a result, the MHC Class I Proteins, which is defined as when cancers are not able to cause an immune response because they no longer express key immune proteins on their cell surface (known as "MHC Class I Proteins"), can signal the immune system to attack the cancer. The Company intends to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition. Management believes that its cancer vaccine is the only therapeutic approach that addresses this problem of "non-immunogenicity" of cancer. Management believes that this therapy will have a strong competitive advantage over other cancer therapies, since restoring the TAP protein will direct the immune system to specifically target the cancerous cells without damaging healthy tissue.

PRODUCTS

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

         TAP CANCER VACCINE DEVELOPMENT PROGRAM. The Company is currently developing the TAP Cancer Vaccine at the University of British Columbia Biomedical Research Centre under a collaborative research agreement.

         COLLABORATIVE RESEARCH AGREEMENT. During May 2000, GeneMax Pharmaceuticals and the BRC Biotechnology Laboratory at the University of British Columbia ("BRC") entered into a contract research agreement (the "Collaborative Research Agreement"), to develop the TAP technologies as a cancer vaccine and other commercial products. In accordance with the terms of the Collaborative Research Agreement: (i) the Company provides funding for three PHD scientists, as well as support technicians and students; (ii) BRC provides the Company with access to the laboratories and equipment at the BRC, as well as other facilities of the University of British Columbia; and (iii) Dr. Wilfred Jefferies, the inventor of the TAP technologies and the Chief Scientific Officer and a director of the Company, will provide supervision of all scientific activity.

         As of the date of this Quarterly Report, the research under the Collaborative Research Agreement will continue in the future to support the commercial development of the TAP Cancer Vaccine and to develop enhanced vaccine products and other therapeutics based on the TAP technology.

         LICENSE AGREEMENT. During March 2000, GeneMax Pharmaceuticals and the University of British Columbia ("UBC") entered into an exclusive world-wide license agreement (the "License Agreement"). Pursuant to the terms of the License Agreement, UBC granted to GeneMax Pharmaceuticals exclusive licensing rights to certain patented and unpatented cancer immuno-therapy technologies originally invented and developed by Dr. Jefferies and the scientific team at UBC including the: (i) cell-based peptide transfer assay (the "Peptide Transfer Assay"), and (ii) cancer immuno-therapy based on restoration of antigen presentation through transporters associated with antigen-processing technologies, the basis for the Company's lead product which is the TAP Cancer Vaccine. GeneMax Pharmaceuticals obtained the exclusive licensing rights to this technology for the consideration of $78,743 and issuance to UBC of equity, with no royalty components or provisions. Pursuant to further terms of the License
Agreement: (i) the License Agreement will terminate after the latter of fifteen years or the expiration of the last patent obtained relating to the licensed technology; (ii) GeneMax Pharmaceuticals will bear the cost of obtaining any patents; and (iii) the technology remains the property of UBC, however, it may be utilized and improved by GeneMax Pharmaceuticals. The Company expects the approval of multiple further patents.

         NETWORK   AFFILIATE   AGREEMENT.    On   January   1,   2001,   GeneMax
Pharmaceuticals, UBC and the Canadian Network for Vaccines and Immunotherapeutics of Cancer and Chronic Viral Diseases ("CANVAC") entered into a one-year network affiliate agreement (the "Network Affiliate Agreement"). Pursuant to the terms of the Network Affiliate Agreement, CANVAC would provide an $85,000 Canadian Dollar research grant to UBC to further fund research activities upon GeneMax Pharmaceuticals contributing $1,173,000 Canadian Dollars towards the UBC research. During fiscal year 2001, all amounts required under the Network Affiliate Agreement were paid by GeneMax Pharmaceuticals to UBC. As of the date of this Quarterly Report, GeneMax Pharmaceuticals and CANVAC are no longer negotiating an amendment to the

Network Affiliate Agreement regarding continuation of funding the research activities conducted at UBC. As of the date of this Quarterly Report, the balance due and owing to UBC by GeneMax Pharmaceuticals is $38,709 (Candadian Dollars).

         TAP CANCER VACCINE TESTING PROGRAM. Management of the Company believes that the key milestone of efficacy in animal models of cancer has been attained and that other scientific research teams have independently validated the experimental data from these animal studies. The proof of principle for TAP as a cancer vaccine was established in research conducted during the last ten years in the laboratory at BRC by Dr. Wilfred Jefferies. The initial studies were conducted using a small-cell lung cancer cell line that was derived from an aggressive, metastatic cancer. These cells have multiple defects in the "antigen presentation pathway" in that they are not detected by the immune system. When the TAP protein was introduced into these cells, antigen presentation was restored. In addition, a series of animal studies have demonstrated the ability of TAP to restore an immune response. This study was published in Nature Biotechnology (Vol. 18, pp. 515-520, May 2000). The TAP Technology was further validated in melanoma.

         PRE-CLINICAL TESTING. As of the date of this Quarterly Report, the TAP Cancer Vaccine is undergoing formal pre-clinical testing, which includes (i) evaluation of several strains of vaccinia and adenovirus vectors for their respective ability to deliver and express the TAP protein and genetic information in tumors; (ii) selection and licensing of the vector and identification and contracting with a good manufacturing practice ("GMP") manufacturer for subsequent production of the TAP Cancer Vaccine; and (iii) performance and completion of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity.

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

         PHASE I HUMAN CLINICAL TRIALS. Management of the Company believes that the Phase I human clinical trials will be commenced approximately second quarter of 2004, subject to financing, and will be conducted at the British Columbia Cancer Agency in Vancouver, British Columbia. As of the date of this Quarterly Report, the Company has presented information on the TAP Cancer Vaccine to members of the Department of Advanced Therapeutics. The Phase I trials will generally be designed to provide data on the safety of the TAP Cancer Vaccine when used by humans.

         PEPTIDE TRANSFER ASSAY

         The Company is also currently developing potential products that may interrupt the chain of events involved in certain autoimmune diseases. As of the date of this Quarterly Report, the Company is developing a peptide transfer assay, which is a cell-based assay designed to evaluate compounds and drugs for their ability to stimulate or suppress the immune response (the "Peptide Transfer Assay"). The Peptide Transfer Assay's application will be to identify compounds effective in the treatment of cancer, infectious diseases, and autoimmune diseases. Autoimmune diseases include psoriasis, rheumatoid arthritis, multiple sclerosis, myasthenia gravis and diabetes. T cells and antibodies in the body's immune system normally identify and destroy foreign substances and cancerous cells. Autoimmune diseases are generally caused by the abnormal destruction of healthy body tissues when T cells and antibodies react against normal tissue.

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

INTELLECTUAL PROPERTY, PATENTS AND TRADEMARKS

         Patents and other proprietary rights are vital to the business operations of the Company. The Company's policy is to seek appropriate patent protection both in the United States and abroad for its proprietary technologies and products. Pursuant to the License Agreement, the Company has acquired the exclusive worldwide license to a portfolio of intellectual property as follows:

         METHOD OF ENHANCING EXPRESSION OF MHC CLASS I MOLECULES BEARING ENDOGENOUS PEPTIDES

         On March 26, 2002, the United States Patent and Trademark Office issued a patent for the use of "TAP-1 (transporters associated with antigen processing) as an immunotherapy against all cancers ("US Patent No. 6,361,770"). The patent is titled "Method of Enhancing Expression of MHC Class I Molecules Bearing Endogenous Peptides" and provides comprehensive protection and coverage to both in vivo and ex vivo applications of TAP-1 as a therapeutic against all cancers with a variety of delivery mechanisms. The inventors were Dr. Wilfred Jefferies, Dr. Reinhard Gabathuler, Dr. Gerassimos Kolaitis and Dr. Gregor S.D. Reid, who collectively assigned the patent to UBC. During the lengthy application process, many proofs of the application were required by the U.S. Patent and Trademark Office for a patent of such relevance and applicability to all cancers to be approved, and included proofs in multiple forms of cancer tumors including small cell lung carcinoma and melanoma cancer. Management of the Company considers issuance of this patent as a major product development milestone for the Company.

         As of the date of this Quarterly Report, the Company has pending applications filed for patent protection in France, United Kingdom, Germany, Switzerland and Japan.

         METHOD OF IDENTIFYING MHC CLASS I RESTRICTED ANTIGENS ENDOGENOUSLY PROCESSED BY A SECRETORY PATHWAY

         On August 11, 1998, the U.S. Patent and Trademark Office issued to UBC a patent for the use of bioengineered cell lines to measure the output of the MHC Class I restricted antigen presentation pathway as a way to screen for immunomodulating drugs ("US Patent No. 5,792,604"). The patent is titled "Method of Identifying MHC Class I Restricted Antigens Endogenously Processed by a Secretory Pathway." This patent covers the assay which can identify compounds capable of modulating the immune system. The inventors were Dr. Wilfred Jefferies, Dr. Reinhard Gabathuler, Dr. Gerassimos Kolaitis and Dr. Gregor S.D. Reid, who collectively assigned the patent to UBC.

         As of the date of this Quarterly Report, the Company has pending applications filed for patent protection in Canada, Japan and Europe.

         METHOD OF ENHANCING EXPRESSION OF MHC CLASS I MOLECULES BEARING ENDOGENOUS PEPTIDES

         UBC filed a patent application with the U.S. Patent and Trademark Office for patent protection of extension of the TAP-1 for use in viral vaccines as a method for increasing immune responses. As of the date of this Quarterly Report, UBC has not received an order granting a patent. Management of the Company believes that such patent will be granted by approximately the fourth quarter of 2003.

         The Company intends to continue to work with UBC to file additional patent applications with respect to any novel aspects of its technology to protect its intellectual property. The Company has not conducted in-depth validity and infringement studies on the patents and patent applications that the Company has in-licensed, and it is possible that these patents or patent applications may be challenged or may not provide protection.

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

RESULTS OF OPERATION

         The Company's financial statements have been prepared which incorporate financial data and figures of GeneMax Pharmaceuticals. Thus, the comparative results are those of GeneMax Pharmaceuticals prior to the acquisition and are not the financial results of the Company, and the current period comparative results include the financial data and figures of the Company subsequent to the acquisition of GeneMax Pharmaceuticals. The following discussions of the results of operations and financial position of the Company should be read in conjunction with the financial statements and notes pertaining to them that appear elsewhere in this Form 10-QSB.

         THREE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2002

         The Company's net losses during the three-month period ended March 31, 2003 were approximately ($874,648) compared to a net loss of approximately

($232,681) during the three-month period ended March 31, 2002 (an increase of $641,967).

         Net revenues during the three-month periods ended March 31, 2003 and 2002 were $-0-. The lack of revenues during the three-month periods ended March 31, 2003 and 2002 resulted from the Company's decision to focus on research relating to prospective new business endeavors and the subsequent consummation of the acquisition of GeneMax Pharmaceuticals.

         During the three-month period ended March 31, 2003, the Company recorded operating expenses of $874,648 compared to $232,681 of operating expenses recorded during the three-month period ended March 31, 2002 (an increase of $641,967). The operating expenses incurred during the three-month period ended March 31, 2003 consisted primarily of the following: (i) office and general expenses of approximately $365,757 compared to $19,011 incurred during the three-month period ended March 31, 2002; (ii) research and development of approximately $274,776 compared to $112,649 incurred during the three-month period ended March 31, 2002; (iii) professional fees of approximately $85,754 compared to $27,036 incurred during the three-month period ended March 31, 2002;
(iv) consulting fees of approximately $56,000 compared to $29,486 incurred during the three-month period ended March 31, 2002; (v) management fees of approximately $54,846 compared to $33,000 incurred during the three-month period ended March 31, 2002; (vi) travel expenses of approximately $14,958 compared to $1,318 incurred during the three-month period ended March 31, 2002; (vii) consulting fees - stock based of approximately $11,875 compared to $-0- incurred during the three-month period ended March 31, 2002; and (viii) depreciation expenses of approximately $10,682 compared to $10,181 incurred during the three-month period ended March 31, 2002. The overall increase in operating expenses, including the increase in office and general expenses and research and development expenses, is due primarily to the increased scale and scope of overall corporate activity pertaining to the acquisition of GeneMax Pharmaceuticals and the ongoing research and development initiatives relating to the TAP technology and the TAP Cancer Vaccine.

         Of the $874,648 incurred as operating expenses, an aggregate of $109,160 was incurred payable to certain directors and/or private companies controlled by those directors of the Company pursuant to consulting, management and research and development agreements as described in the following paragraphs.

         CONSULTING SERVICES AGREEMENT. The Company and Investor Communications International Inc. ("ICI") entered into a consulting services agreement dated August 12, 2002 (the "Consulting Services Agreement"). Pursuant to the terms and provisions of the Consulting Services Agreement: (i) ICI shall provide to the Company such finance and managerial services as may be determined by the Board of Directors, from time to time, and in its sole and absolute discretion, in order to develop the various business interests of the Company in the drug discovery and development industry, involving the patented drug discovery assay for immunomodulatory compounds and the pipeline aimed at treatment of cancer, infectious diseases, autoimmune disorders and transplant tissue rejection; and
(ii) the Company shall pay ICI a monthly fee not to exceed $10,000 in accordance with the services performed.

         During the three-month period ended March 31, 2003, an aggregate of $30,000 in fees was incurred to ICI for services rendered to the Company under the Consulting Services Agreement on a month-to-month basis, as needed. In addition, ICI incurred expenses on behalf of the Company during the period totaling $348,084. Based upon $2,154, which remained due and owing to ICI at

December 31, 2002, this resulted in $380,238 due and owing to ICI. During the three-month period ended March 31, 2003, the Company paid ICI $356,977. As of March 31, 2003, an aggregate amount of $23,261 remains due and owing to ICI by the Company relating to fees, cash advances and interest.

         Mr. Grant Atkins, a director of the Company, is employed by ICI and is part of the management team provided by ICI to the Company, and derives remuneration from ICI for such services rendered to the Company. During the three-month period ended March 31, 2003, Mr. Atkins received $13,375 from ICI as compensation for services rendered to the Company.

         GENEMAX PHARMACEUTICALS CONSULTING AGREEMENT. GeneMax Pharmaceuticals and 442668 B.C. Ltd. ("442668"), a corporation whose president and member of the board of directors is Dr. Wilfred Jefferies, a director and the Chief Scientific Officer of the Company, entered into a consulting services agreement dated February 1, 2000 (the "GeneMax Pharmaceuticals Consulting Agreement"). Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Consulting Agreement:
(i) Dr. Jefferies agreed to provide technical, research and technology development services to GeneMax Pharmaceuticals for a period of five years; and
(ii) Dr. Jefferies shall be paid a monthly fee of $10,000 Canadian Dollars and reimbursement of expenses.

         During the three-month period ended March 31, 2003, an aggregate of $21,268 in fees was incurred to 442668 for services rendered by Dr. Jefferies to the Company under the GeneMax Pharmaceuticals Consulting Agreement. During the three-month period ended March 31, 2003, the Company paid 442668 $21,268. As of March 31, 2003, an aggregate amount of $-0- remains due and owing to 442668 by the Company.

         During the three-month period ended March 31, 2003, Dr. Jefferies received $21,268 through 442668 as compensation for services rendered to the Company under the GeneMax Pharmaceuticals Consulting Agreement.

         GENEMAX PHARMACEUTICALS MANAGEMENT AGREEMENT. GeneMax Pharmaceuticals and Ronald L. Handford, the President/Chief Executive Officer and a director of the Company ("Handford"), entered into a management services agreement dated August 1, 1999 (the "GeneMax Pharmaceuticals Management Agreement"). Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Management Agreement:
(i) Handford agreed to provide general managerial services to GeneMax Pharmaceuticals for a period of five years; and (ii) Handford shall be paid a monthly fee of $11,000 U.S. Dollars and reimbursement of expenses. Effective May 1, 2002, GeneMax Pharmaceuticals and Handford agreed to reduce the monthly fee to $12,500 Canadian Dollars until the earlier of the Company reaching a senior board listing or commencement of clinical trials, at which time the fee will be reviewed in accordance with market norms.

         During the three-month period ended March 31, 2003, an aggregate of $24,846 in fees was incurred to Handford for services rendered by Handford to the Company under the GeneMax Pharmaceuticals Management Agreement. Based upon $16,332, which was due and owing to Handford at December 31, 2002, this resulted in $41,178 due and owing Handford. During the three-month period ended March 31, 2003, the Company paid Handford $24,846. As of March 31, 2003, an aggregate amount of $16,332 remains due and owing to Handford by the Company.

         GENEMAX PHARMACEUTICALS SERVICES AGREEMENT. GeneMax Pharmaceuticals and Alan Lindsay and Associates Ltd. ("AL&A"), a corporation whose sole officer, director and shareholder is Alan Lindsay, a director of the Company, entered into a services agreement dated May 31, 2002 (the "GeneMax Pharmaceuticals Services Agreement"). Pursuant to the terms and provisions of the GeneMax
Pharmaceuticals Services Agreement, Mr. Lindsay agreed to provide general consulting services to GeneMax Pharmaceuticals on a month-to-month basis. Pursuant to current negotiations and further terms and provisions of the GeneMax Pharmaceuticals Services Agreement, AL&A shall be paid a monthly fee of $2,500 U.S. Dollars and reimbursement of expenses.

         During the three-month period ended March 31, 2003, an aggregate of $7,500 in fees was incurred to AL&A for services rendered to the Company under the GeneMax Pharmaceuticals Services Agreement. Based upon $12,500, which remained due and owing to AL&A at December 31, 2002, this resulted in $20,000 due and owing AL&A. During the three-month period ended March 31, 2003, the Company paid AL&A $5,000. As of March 31, 2003, an aggregate amount of $15,000 remains due and owing to AL&A.

         During the three-month period ended March 31, 2003, Mr. Lindsay received an aggregate of approximately $5,000 from AL&A as compensation for services rendered to the Company under the GeneMax Pharmaceuticals Services Agreement.

         As of May 7, 2003, Mr. Lindsay tendered his resignation as a member of the board of directors of the Company. Therefore, as of May 7, 2003, the GeneMax Pharmaceuticals Services Agreement has also been terminated.

         DAVIDSON AGREEMENT. GeneMax Pharmaceuticals and James D. Davidson ("Davidson"), previously the Chief Financial Officer and a director of the Company, entered into a verbal month-to-month agreement (the "Davidson Agreement"). Pursuant to the terms of the Davidson Agreement: (i) Davidson agreed to perform such duties and services as required commensurate with his position as the Chief Financial Officer of the Company and such other duties commensurate with this position as a director on the Board of Directors; (ii) Davidson shall be paid a monthly fee of $2,000 and reimbursement of expenses. Effective July 15, 2002, GeneMax Pharmaceuticals agreed to increase the monthly fee to $5,000 upon commencement of Davidson's duties associated with his position as Chief Financial Officer and a director of the Company after the acquisition of GeneMax Pharmaceuticals.

         During the three-month period ended March 31, 2003, an aggregate of $15,000 in fees was incurred to Davidson for services rendered by Davidson to the Company under the Davidson Agreement. During the three-month period ended March 31, 2003, the Company paid Davidson $10,000. As of March 31, 2003, an aggregate amount of $5,000 remains due and owing to Davidson by the Company.

         As of April 16, 2003, Mr. Davidson tendered his resignation as the Chief Financial Officer and a member of the board of directors of the Company. However, the Company and Mr. Davidson agreed to maintain the month-to-month contractual relations and payments thereunder for consulting and financial advisory services to be performed by Mr. Davidson.

         As discussed above, the increase in net loss during the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002 is attributable primarily to the increased scale and scope of overall corporate activity pertaining to the acquisition of GeneMax Pharmaceuticals and the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine. The Company's net loss during the three-month period ended March 31, 2003 was approximately ($874,648) or ($0.05) per common share compared to a net loss of approximately ($232,681) or ($0.02) per common share during the three-month period ended March 31, 2002. The weighted average of common shares outstanding were 16,245,975 for the three-month period ended March 31, 2003 compared to 11,431,965 for the three-month period ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

         THREE-MONTH PERIOD ENDED MARCH 31, 2003

         As of March 31, 2003, the Company's current assets were $381,379 and its current liabilities were $404,587, which resulted in a working capital deficit of $23,208. As of March 31, 2003, the Company's total assets were $484,028 consisting of: (i) $381,379 in current assets comprised of $375,379 in cash and $6,000 in prepaid expenses; and (ii) $102,649 in furniture and equipment (net of depreciation). As of March 31, 2003, the Company's total liabilities of $404,587 consisted primarily of: (i) $344,994 in accounts payable and accrued liabilities; and (ii) amounts due to related parties of $59,593.

         As of March 31, 2003, the Company's stockholders' equity increased to $484,028 from $159,470 at December 31, 2002.

         The Company has not generated positive cash flows from operating activities. For the three-month period ended March 31, 2003, net cash flows used in operating activities was ($771,710) compared to ($179,458) of net cash flows used in operating activities for the three-month period ended March 31, 2002 (an increase of $592,252). The increase in cash flows used in operating activities during the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 resulted from: (i) a net loss of ($869,648) incurred during the three-month period ended March 31, 2003 compared to a net loss of ($232,681) incurred during the three-month period ended March 31, 2002; (ii) an increase in stock-based compensation to $11,875 during the three-month period ended March 31, 2003 compared to $-0- during the three-month period ended March 31, 2002; and (iii) an increase in accounts payable of $80,381 during the three-month period ended March 31, 2003 compared to $43,042 during the three-month period ended March 31, 2002.

         The Company's cash flows used in investing activities during the three-month period ended March 31, 2003 was ($492) compared to $-0- used in investing activities during the three-month period ended March 31, 2002. The increase in cash flow from investing activities during the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 resulted primarily from purchase of furniture and equipment in the amount of $492 compared to $-0- during the three-month period ended March 31, 2002.

         Net cash flows from financing activities was $513,607 during the three-month period ended March 31, 2003 compared to $168,475 in net cash flows from financing activities during the three-month period ended March 31, 2002. The increase in net cash flows from financing activities during the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002 resulted primarily from proceeds on sale and subscription of common stock in the amount of $485,000 compared to $12,500 during the three-month period ended March 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS

         As of the date of this Quarterly Report, the Company does not have any off-balance sheet arrangements that have or are reasonably like to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

PLAN OF OPERATION

         As of the date of this Quarterly Report, management of the Company estimates that GeneMax Pharmaceuticals previously raised approximately $2,000,000 in funding and the Company has raised $2,503,500 in funding since the May 2002 announcement of the GeneMax Pharmaceuticals acquisition. Management of the Company believes that an estimated $14,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Cancer Vaccine and for corporate expenses, and other development initiatives.

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

         Current management of the Company anticipates an increase in operating expenses over the next three years to pay expenses associated with the successful completion of the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Technology and corporate expenses. Pursuant to these operational requirements, the Company must raise additional funds. The Company may finance these expenses with further issuance of common stock of the Company. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. If the Company raises additional funds through the issuance of equity or convertible debt securities other than to current shareholders, the percentage ownership of its current shareholders would be reduced, and such securities might have rights, preferences or privileges senior to its common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to conduct its proposed business operations successfully, which could significantly and materially restrict or delay the Company's overall business operations.

         Management of the Company estimates that as of the date of this Quarterly Report, the Company has raised approximately $2,503,500 in funding. Management of the Company believes that an estimated $14,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Cancer Vaccine. The Company must raise additional capital to execute its business plan according to time schedules provided by management. Furthermore, the Company has not generated sufficient cash flow in the past to fully fund the lengthy product development cycles that are normal to the biotech industry. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are dependent on the Company's ability to raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company's inability to successfully raise additional capital would have a material and adverse affect upon the Company and its shareholders.

ITEM III. CONTROLS AND PROCEDURES

         (a) The Company, under the supervision of the President, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within ninety (90) days of the filing date of this Quarterly Report. Based upon the results of this evaluation, the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended. There have been no significant changes in the Company's controls subsequent to the evaluation date.

         (b) There were no significant changes in the Company's internal control or in other factors that could significantly affect the Company's internal controls subsequent to the evaluation date.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         (a) On approximately May 9, 2003, the Company initiated litigation against LOM Securities (Bermuda) Limited, LOM (Holdings) Limited, Brian Lines, and Black Corporations 1-100 (the "LOM Defendants"), by filing a Complaint and Demand for Jury in the United States District Court, State of Nevada, Case No. CV-N-03-0246-HDM-VPC (the "LOM Complaint"). The claims made by the Company against the LOM Defendants involve the alleged establishment, facilitation and participation, directly or indirectly, in activities allowing the LOM Defendants and others to establish and/or hold "short" positions in the Company's common stock and causing at least 1,916,833 restricted shares of common stock of the Company to be included in and reflected on investment account statements of clients of the LOM Defendants which were not, in fact, on deposit in such client accounts. The LOM Complaint further alleges that the LOM Defendants failed and refused to take reasonable measure or care with regard to their trading, clearing and/or transfer of shares of the Company and breached their respective duties in contravention of the laws and rules and regulations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The claims against the LOM Defendants also specifically allege fraud and misrepresentation, negligence, conversion, deceptive trade practice, racketeering, interference with contracts and interference with prospective economic advantages. The Company is seeking damages in excess of $10,000,000.

         As of the date of this Quarterly Report, the LOM Defendants have until June 8, 2003 within which to file an answer.

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

         As of the date of this Quarterly Report, the U.S. Defendants have either filed answers, requests for extensions of time within which to file formal statements of defense, or motions to dismiss. Management of the Company believes that upon receipt of trading records and other documentation, the Company may amend the United States Complaint to name additional broker-dealers, market makers, clearing agents and individual securities professionals as defendants. Management of the Company intends to aggressively pursue and continue its legal actions and to further review its potential legal remedies.

         Except as disclosed above, management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management, however, is aware that the Securities and Exchange Commission filed a complaint in the United States District Court for the District of Maryland naming Agora Publishing and other defendants, which in the text of the complaint references Mr. James D. Davidson. In consideration of complications and controversy resulting from such litigation and the potential for negative investor perceptions, on April 16, 2003, Mr. Davidson tendered his temporary resignation as the Chief Financial Officer, Secretary, and a director of the Company. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In accordance with the terms and provisions of the Stock Option Plan, and as of the date of this Quarterly Report, the Board of Directors of the Company has granted an aggregate of 3,270,000 stock options as follows: (i) 1,740,000 stock options and 395,000 incentive stock options exercisable at $1.00 per share to previous holders of stock options of GeneMax Pharmaceuticals to replace stock options previously granted by GeneMax Pharmaceuticals at $0.60 per share; (ii) 1,000,000 stock options at $0.50 per share to ICI's designates or employees; (iii) 20,000 stock options at $5.50 per share; (iv) 15,000 stock options at $7.50 per share; and (v) 100,000 stock options at $8.50 per share. Of those 3,270,000 stock options granted, and as of the date of this Quarterly
Report: (i) 1,000,000 stock options have been exercised at $0.50 per share for aggregate proceeds of $500,000 in accordance with the terms of the respective notice and agreement of exercise of option; and (ii) 25,000 stock options have been exercised at $1.00 per share for aggregate proceeds of $25,000 in accordance with the terms of the notice and agreement of exercise of option. As a result, the Company has issued 1,025,000 shares of its common stock.

         As of the date of this Quarterly Report, there are 16,813,519 shares of common stock issued and outstanding.
________________________________________________________________________________
Title of Class    Name and Address of       Amount and Nature         Percent of
                   Beneficial Owner            of Class                 Class
________________________________________________________________________________

                                                      (1)(2)
Common Stock      James D. Davidson             1,466,666                  8.63%
                  321 S. St. Asaph Street
                  Alexandria, Virginia 22314

                                                      (1)(3)
Common Stock      Ronald L. Handford            1,266,000                  7.38%
                  3432 West 13th Avenue
                  Vancouver, British Columbia
                  Canada V5Y 1W1

                                                      (1)(4)
Common Stock      442668 B.C. Ltd.              3,270,465                 21.73%
                  12596 23rd Avenue
                  Surrey, British Columbia
                  Canada V4A 2C2

                                                      (5)
Common Stock      Dr. Karl Hellstrom              100,000                  0.06%
                  720 Broadway
                  Seattle, Washington 98122


Common Stock      Grant R. Atkins                       0                     0%
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98230

                                                      (6)
Common Stock      All current officers          6,103,131                 34.00%
                  and directors as a group
                  (4 persons)
________________________________________________________________________________
(1)
   These are restricted shares of common stock.
(2)
   Mr. James Davidson is an initial founding shareholder of GeneMax Pharmaceuticals. This figure includes (a) 788,333 shares of common stock held of record by Mr. Davidson; (b) an aggregate of 500,000 shares of common stock held of record by Mr. Davidson's two minor children, respectively, over which Mr. Davidson has sole voting and disposition rights; (c) an assumption of the exercise of an aggregate of 13,333 warrants exercisable into 13,333 shares of common stock at the rate of $0.75 per share expiring on May 1, 2006; (d) an assumption of the exercise by Mr. Davidson of an aggregate of 15,000 warrants exercisable by Mr. Davidson into 15,000 shares of common stock at the rate of $1.00 per share expiring December 1, 2005; and (e) an assumption of the exercise by Mr. Davidson of an aggregate of 150,000 stock options to acquire 150,000 shares of common stock at $1.00 per share (which exercise rights will expire on July 15, 2003 in accordance with the terms of the stock option plan pursuant to Mr. Davidson's resignation as the Chief Financial Officer, Secretary, and a director of the Company, unless extended by vote of the board of directors of the Company. As of the date of this Quarterly Report, no warrants nor stock options have been exercised.
(3)
   Mr. Ronald Handford is an initial founding shareholder of GeneMax Pharmaceuticals. This figure includes (a) 158,000 shares of common stock held of record by Mr. Handford; (b) 325,000 shares of common stock held of record by Aberdeen Holdings Limited over which Mr. Handford has sole disposition rights;
(c) 325,000 shares of common stock held of record by Latitude 32 Holdings Ltd. over which Mr. Handford has sole disposition rights; (d) 100,000 shares of common stock held of record by Handford Management Inc. over which Mr. Handford has sole voting and disposition rights; (e) an assumption of the exercise by Mr. Handford of an aggregate of 8,000 warrants into 8,000 shares of common stock at $0.75 per share expiring December 1, 2005; and (f) an assumption of the exercise by Mr. Handford of an aggregate of 350,000 stock options to acquire 350,000 shares of common stock at $1.00 per share.

As of the date of this Quarterly Report, no warrants nor stock options have been exercised.
 (4)
   Dr. Wilfred Jefferies is an initial founding shareholder of GeneMax Pharmaceuticals. Dr. Jefferies has sole voting and disposition rights over the 2,770,465 shares of common stock held of record by 442668 B.C. Ltd. This figure also includes an assumption of the exercise by Dr. Jefferies of an aggregate of 500,000 stock options to acquire 500,000 shares of common stock at $1.00 per share. As of the date of this Quarterly Report, no stock options have been exercised.
(5)
   This figure includes the assumption of the exercise by Dr. Hellstrom of an aggregate of 100,000 stock options to acquire 100,000 shares of common stock at $8.50 per shares. As of the date of this Quarterly Report, 56,250 stock options have vested and the remaining stock options will vest over the next twenty-one months. As of the date of this Quarterly Report, no stock options have been exercised.
(6)
   This figure includes the assumption of the exercise of an aggregate of 36,333 warrants into 36,333 shares of common stock and the assumption of the exercise of 1,100,000 stock options into 1,100,000 shares of common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No report required.

ITEM 5. OTHER INFORMATION

         On approximately April 16, 2003, James D. Davidson resigned as the Chief Financial Officer, Secretary, and a director of the Company. On approximately May 6, 2003, Alan Lindsay resigned as a director of the Company. As of the date of this Quarterly Report, the directors and executive officers of the Company are as follows:

Name                      Age                 Position with the Company
____                      ___                 _________________________

Ronald L. Handford        50                  Director and President/
                                              Chief Executive Officer

Dr. Wilfred Jefferies     45                  Director/Chairman of the
                                              Board and Chief Scientific
                                              Officer

Grant Atkins              42                  Director/Chief Financial Officer/
                                              Secretary

Dr. Karl E. Hellstrom     69                  Director

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

         DR. WILFRED JEFFERIES, D.Phil. (Oxon) is the Chief Scientific Officer, a director and the chairman of the board of directors of the Company and of GeneMax Pharmaceuticals, Inc. Dr. Jefferies is a Professor of Medical Genetics, Microbiology and Immunology, and a member of the Biomedical Research Centre and the Biotechnology Laboratory at the University of British Columbia (http//www.brc.ubc.ca/facult/wilf/wilf.htm). He is the lead researcher on the scientific discoveries that form the bases of GeneMax Pharmaceuticals, Inc. Dr. Jefferies received his D.Phil. from Oxford and was a post-doctoral research fellow at the Karolinska Institute in Sweden and the Swiss Cancer Institute in Lausanne. His current research foci at UBC are iron transport/metabolism and antigen processing. Dr. Jefferies was the founder of Synapse Technologies Inc., which was acquired in 2002 by BioMarin Pharmaceutical. He oversees the scientific development of the Company.

         GRANT ATKINS is the Chief Financial Officer/Secretary and a director of the Company. Mr. Atkins was formerly president and secretary of the Company through restructuring phases and has served as a director since March 1, 2001. For the past ten years, Mr. Atkins has provided services as a financial and project coordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. Mr. Atkins has a Commerce degree from the University of British Columbia specializing in finance. He had many years of experience in both director and officer designations of various public companies. Mr. Atkins forms part of the management team that provides a wide range of services to the Company through Investor Communications International, Inc.

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

         None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENEMAX CORP.

Dated: May 13, 2003                     By: /s/ RONALD L. HANDFORD
                                        _________________________________
                                        President/Chief Executive Officer


Dated: May 13, 2003                     By: /s/ GRANT R. ATKINS
                                        _________________________________
                                        Chief Financial Officer