Form 10QSB
period 2003-06-30
GENEMAX CORP
filed 2003-08-14
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _______


                         Commission file number 0-27239


                                 GENEMAX CORP.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                               88-0277072
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)


                          435 Martin Street, Suite 2000
                            Blaine, Washington 98230
                    ________________________________________
                    (Address of Principal Executive Offices)


                                 (360) 332-7734
                           ___________________________
                           (Issuer's telephone number)

                                       N/A
              ____________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

            Class                           Outstanding as of August 11, 2003
______________________________              _________________________________
Common Stock, $0.001 par value                         16,813,519

Transitional Small Business Disclosure Format (check one)

         Yes  [ ]       No  [X]

PART I.  FINANCIAL INFORMATION

      ITEM 1. FINANCIAL STATEMENTS

            INTERIM CONSOLIDATED BALANCE SHEETS                            2

            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS                  3

            INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS                  4

            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS             5

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION OR PLAN OF OPERATION

      ITEM 3. CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS                                           13

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                   13

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES                             14

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         14

      ITEM 5. OTHER INFORMATION                                           14

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            14

SIGNATURES                                                                15

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
____________________________




                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2003

                                   (UNAUDITED)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                                                                                 June 30,       December 31,
                                                                                                   2003             2002
_______________________________________________________________________________________________________________________________
                                                                                                (unaudited)
                                                            ASSETS

CURRENT ASSETS
   Cash                                                                                           $   46,204       $  642,589
   Prepaid expenses                                                                                    6,000            6,000
_______________________________________________________________________________________________________________________________

                                                                                                      52,204          648,589
FURNITURE AND EQUIPMENT, (Note 5)
   net of depreciation of $100,551 (2002 - $79,138)                                                   92,232          112,839
_______________________________________________________________________________________________________________________________

                                                                                                  $  144,436       $  761,428
===============================================================================================================================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                       $  492,927       $  264,613
   Due to related parties (Note 6)                                                                   311,155           30,986
_______________________________________________________________________________________________________________________________

                                                                                                     804,082          295,599
_______________________________________________________________________________________________________________________________

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 6)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 7)
      Common stock, $0.001 par value, 25,000,000 shares authorized
        16,813,519 shares issued and outstanding (2002 - 15,847,519)                                  16,813           15,847
   Additional paid-in capital                                                                      4,876,199        3,621,665
   Common stock subscriptions                                                                              -          200,000
     Common stock purchase warrants                                                                  610,700          610,700
   Deficit accumulated during the development stage                                               (6,127,799)      (3,972,760)
    Accumulated other comprehensive income (loss)                                                    (35,559)          (9,623)
_______________________________________________________________________________________________________________________________

                                                                                                    (659,646)          465,829
_______________________________________________________________________________________________________________________________

                                                                                                  $  144,436       $  159,470
===============================================================================================================================



                The accompanying notes are an integral part of these interim consolidated financial statements



                                    GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                   July 27, 1999
                                                                                                                  (inception) to
                                                 Three months ended June 30,        Six months ended June 30,        June 30,
                                                    2003             2002             2003            2002             2003
__________________________________________________________________________________________________________________________________
                                                                   (Note 1)                         (Note 1)         (Note 1)

INTEREST INCOME                                       $     -         $     29         $     -         $     29        $  26,571
OTHER INCOME
__________________________________________________________________________________________________________________________________

EXPENSES
   Consulting fees                                     28,718            6,014          84,718           35,500          438,995
   Consulting fees - stock based (Note 8)             549,625                -         561,500                -        1,191,775
   Depreciation                                        10,731           10,180          21,413           20,361          100,551
   License fees                                             -                -               -                -           79,243
   Management fees                                     56,844           27,322         111,690           60,322          598,896
   Office and general                                 244,589           22,792         610,346           41,803          857,772
   Professional fees                                   68,444           45,213         154,198           72,249          664,701
     Research and development                         293,871          249,992         568,647          362,641        2,101,687
   Travel                                              27,569              503          42,527            1,821          120,750
__________________________________________________________________________________________________________________________________

                                                    1,280,391          362,016       2,155,039          594,697        6,154,370
__________________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                           $(1,280,391)      $ (361,987)    $(2,155,039)      $ (594,668)     $(6,127,799)
==================================================================================================================================




BASIC NET LOSS PER SHARE                            $   (0.08)      $   (0.03)       $   (0.13)       $   (0.05)
=================================================================================================================

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                             16,813,123      11,431,965       16,535,591       11,431,965
=================================================================================================================

                 The accompanying notes are an integral part of these interim consolidated financial statements




                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                July 27, 1999
                                                                                                                (inception) to
                                                                                Six months Ended June 30           June 30,
                                                                                 2003              2002              2003
_______________________________________________________________________________________________________________________________
                                                                                                 (Note 1)          (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                     $ (2,155,039)       $ (594,668)     $ (6,127,799)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                    21,413            20,361           100,551
  - non-cash consulting fees                                                             -                 -             5,750
  - non-cash license fees                                                                -                 -               500
  - stock-based compensation                                                       561,500                 -         1,191,775
  - accounts payable                                                               228,314           100,480           478,643
_______________________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                                           (1,343,812)         (473,827)       (4,350,580)
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                 (806)                -          (192,783)
  Pre reverse acquisition advances from Eduverse (Note 3)                                -           250,000           250,000
  Cash acquired on reverse acquisition of Eduverse (Note 3)                              -                             173,373
_______________________________________________________________________________________________________________________________

NET CASH FROM (USED IN) INVESTING ACTIVITIES                                          (806)          250,000           230,590
_______________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale and subscriptions of common stock                               494,000           170,500         3,675,730
  Loans payable                                                                          -            68,545           136,245
  Advances from related parties                                                    280,169           107,343           389,778
_______________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                           774,169           346,388         4,201,753
_______________________________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES                                                    (25,936)           (5,301)          (35,559)
_______________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                       (596,385)          117,260            46,204

CASH, BEGINNING OF PERIOD                                                          642,589            11,561                 -
_______________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                             $   46,204        $  128,821        $   46,204
===============================================================================================================================

                  The accompanying notes are an integral part of these interim consolidated financial statements

                                 GENEMAX CORP.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003
________________________________________________________________________________
                                  (UNAUDITED)


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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $751,878, a capital deficiency of $659,646 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
________________________________________________________________________________

BASIS OF PRESENTATION
These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(UNAUDITED)


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

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002. As the options granted during the period were to consultants, no pro forma disclosures are required.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option-priceing model in accounting for options granted to consultants.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
________________________________________________________________________________

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2003 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.


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
                                                              =================

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(UNAUDITED)

NOTE 3 - EDUVERSE ACQUISITION (CONT'D)
________________________________________________________________________________

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

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totalling CAN$498,980 to be paid in four equal instalments of CAN$124,725 due upon execution of the CRA,
September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at June 30, 2003 CAN$433,677 (December 31, 2002 - CAN$115,303) is payable in connection with the CRA. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research.

CANADIAN NETWORK FOR VACCINES AND IMMUNOTHERAPEUTICS OF CANCER AND CHRONIC VIRAL DISEASES ("CANVAC")
Effective January 1, 2001 GPI and UBC entered into a one year Network Affiliate Agreement with CANVAC (the "CANVAC Agreement") whereby CANVAC would provide a grant to GPI and UBC to further fund the research activities in connection with the CRA. Under the terms of the CANVAC Agreement, CANVAC would provide a CAN$85,000 research grant to UBC upon GPI contributing CAN$117,300 towards the UBC research. The amounts paid by GPI do not qualify as amounts paid under the CRA funding schedule outlined above. During 2001, all amounts required under the CANVAC agreement were paid to UBC by GPI. During 2002 CANVAC contributed a further CAN$ $56,100 to continue funding the research activities for 2002 and 2003. As at June 30, 2003 GPI owes CAN$38,709 to UBC to fund GPI's obligations under the CANVAC Agreement.

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(UNAUDITED)

NOTE 5 - FURNITURE AND EQUIPMENT
________________________________________________________________________________

                                              June 30,        December 31,
                                                 2003             2002
                                           __________________________________

       Office furniture and equipment           $  32,839         $  32,033
       Laboratory equipment                       159,944           159,944
                                           __________________________________

                                                  192,783           191,977
       Less: accumulated depreciation            (100,551)          (79,138)
                                           __________________________________

                                                $  92,232         $ 112,839
                                           ==================================


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

                                           For the six months ended June 30,
                                                2003               2002
                                          ____________________________________

           Consulting fees                      $    31,000        $    33,000
           Management fees                          111,690             60,322
           Research and development                  66,184             76,268
                                          ____________________________________

                                                $   208,874        $   169,590
                                          =====================================

The Company has total commitments relating to the above agreements for the years
ended  December  31,  2003  through  2005  of  $192,000,   $149,000  and  $7,400
respectively.

A director of the Company has been contracted by ICI and is part of the management team provided to the Company and was paid $19,625 during the six months ended June 30, 2003.

During the six months ended June 30, 2003 GPI and the Company incurred $208,874 (2002 - $169,590) in fees and $601,412 (2002 - $NIL) in expense reimbursements to these related parties, made net repayments of $530,117 (2002 - $62,247) leaving $311,155 owing at June 30, 2003 (December 31, 2002 - $30,986). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Refer to Notes 3, 4 and 7.


NOTE 7 - CAPITAL STOCK
________________________________________________________________________________

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(UNAUDITED)

NOTE 7 - CAPITAL STOCK (CONT'D)
________________________________________________________________________________

GMC CAPITAL STOCK TRANSACTIONS DURING THE PERIOD ENDED JUNE 30, 2003:
During the period the Company issued 898,000 shares of common stock on the exercise of stock options at $0.50 per share for proceeds of $449,000 and issued 25,000 shares of common stock on the exercise of stock options at $1.00 per share for proceeds of $25,000.

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

GPI CAPITAL STOCK TRANSACTIONS DURING THE PERIOD ENDED JUNE 30, 2002:
During the period ended June 30, 2002 GPI completed private placements of 187,500 units at $1.00 per unit for total proceeds of $170,500, net of finder's fees of $17,000. Each unit consists of one common share of the Company and one share purchase warrant entitling the holder to purchase one additional common share of the Company at a price of $1.00 per share with 12,500 of the warrants expiring December 1, 2005 and 175,000 of the warrants expiring May 1, 2006.

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

During the period, the Board of Directors approved an increase in the number of options available under the Plan from 3,500,000 to 4,500,000.

The Plan incorporates a previous grant of 1,000,000 options to ICI and or its designates or employees. During 2002 102,000 of these options were exercised at $0.50 per share for proceeds of $51,000. During the period 898,000 of these options were exercised at $0.50 per share for proceeds of $448,000.

In connection with the reverse acquisition as described in Note 3, the Company granted 1,740,000 options and 245,000 incentive stock options at $1.00 per share to previous holders of stock options of GPI to replace options previously granted by GPI at $0.60 per share. In accordance with accounting principles applicable to accounting for business combinations, the fair value of the stock options granted in connection with a business combination is included in the determination of the purchase price. The fair value of these options at the date of grant of $1,885,750 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(UNAUDITED)

NOTE 7 - CAPITAL STOCK (CONT'D)
________________________________________________________________________________

In addition,  also in connection  with the reverse  acquisition  as described in
Note 3, the Company granted 150,000 incentive stock options to previous holders of stock options of GPI with terms and conditions consistent with their original GPI stock options subject to straight line vesting for a period of 36 months commencing October 1, 2002. The fair value of these incentive stock options will be recorded as compensation expense over the vesting period. The fair value of these options at the date of grant of $142,500 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%. To June 30, 2003 a total of $35,625 (December 31, 2002 - $11,875) has been recorded as consulting fees in connection with these options.

During the remainder of 2002 the Company granted a further 135,000 incentive stock options at prices ranging from $5.50 per share to $8.50 per share subject to immediate vesting. The fair value of these options at the date of grant of $618,400 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 229%. During 2002 the $618,400 was recorded as consulting fees in connection with these options. During the period, the exercise price of these options was reduced to $1.75 per share and as a result, these options are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). As at June 30, 2003, compensation expense of $33,750 has been recorded in connection with these options to reflect an increase in the quoted market price of these options from $1.75 per share to $2.00 per share.

During the period ended June 30, 2003 the Company granted 300,000 stock options to a consultant at a price of $1.00 per share subject to immediate vesting. The fair value of these options at the date of grant of $504,000 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 219%. During the period the $504,000 was recorded as a consulting fee.

The Company's stock option activity, as restated to reflect the modification of the exercise prices as described above, is as follows:


                                                                                                 Weighted Average
                                                            Number of      Weighted Average         Remaining
                                                             options        Exercise Price       Contractual Life
                                                         ___________________________________________________________
     Balance, December 31, 2001                                       -              $     -            -
     Granted prior to reverse acquisition                     1,000,000                 0.50
     Granted in connection with reverse acquisition           2,135,000                 1.00
     Granted subsequent to reverse acquisition                  135,000                 1.75
     Exercised during 2002                                     (102,000)                0.50
                                                         ___________________________________________________________

     Balance, December 31, 2002                               3,168,000                 0.89        2.33 years
     Granted during the period                                  300,000                 1.00
     Forfeited during the period                                (50,000)                1.00
     Exercised during the period                               (923,000)                0.51
                                                         ___________________________________________________________

     Balance, June 30, 2003                                    2,495,000             $  1.04        2.33 years
                                                         ===========================================================

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
________________________________________________________________________________
(UNAUDITED)


NOTE 7 - CAPITAL STOCK (CONT'D)
________________________________________________________________________________

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

The Company's share purchase warrant activity is as follows:

                                                                                      Weighted Average
                                                 Number of       Weighted Average         Remaining
                                                  warrants        Exercise Price       Contractual Life
                                              ____________________________________________________________

           Balance, December 31, 2001                        -             $     -            -
           GPI warrants assumed                       744,494                 1.16
           Issued during 2002                         212,700                 5.00
           Exercised 2002                                   -                    -
           Expired 2002                              (110,334)                2.50
                                              ____________________________________________________________

           Balance, December 31, 2002                 846,860                 1.95        2.71 years
           Issued during the period                    21,500                 7.50
                                              ____________________________________________________________

           Balance, June 30, 2003                     868,360              $  2.09        2.18 years
                                              ============================================================



NOTE 8 - INCOME TAXES
________________________________________________________________________________

There were no temporary differences between GPI's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $4,930,000 at June 30, 2003 which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

VOLUNTARY POOLING AGREEMENT

     The Company and GeneMax Pharmaceuticals desired to provide for and maintain an orderly trading market and stable price for the Company's shares of Common Stock. Therefore, the Company, certain shareholders of GeneMax Pharmaceuticals and of the Company, and Global Securities Transfer Inc., the Company's transfer agent ("Global Securities"), entered into a voluntary pooling agreement dated May 9, 2002 and effective July 15, 2002 (the "Pooling Agreement"). Pursuant to the terms and provisions of the Pooling Agreement, certain shareholders of GeneMax Pharmaceuticals and certain shareholders of the Company (the "Pooled Shareholders") representing up to an aggregate of 9,166,980 shares of common stock, respectively (the "Pooled Shares"), generally agreed that the Pooled Shares will be subject to a contractual restrictive holding period. The Pooled Shareholders further agreed that that the Pooled Shares may not be traded and will become available for trading and released and sold in the following manner:
(i) an initial ten percent (10%) of the Pooled Shares will be released to the Pooled Shareholders on the date which is one calendar year from the closing date of the Share Exchange Agreement (the "First Release Date"); and (ii) a further ten percent (10%) will be released to the Pooled Shareholders on each of the dates which are every three (3) calendar months from the First Release Date in accordance with each Pooled Shareholder's respective shareholdings. As of the date of this Quarterly Report, the First Release Date has been extended a further 12 months pursuant to approval by the Pooling Committee authorized by the Board of Directors as contemplated under the terms and provisions of the Pooling Agreement.

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

     COLLABORATIVE RESEARCH AGREEMENT. During May 2000, GeneMax Pharmaceuticals and the BRC Biotechnology Laboratory at the University of British Columbia ("BRC") entered into a contract research agreement (the "Collaborative Research Agreement"), to carry out further development of the TAP technologies as a cancer vaccine and other commercial products and to provide GeneMax Pharmaceuticals with the option to acquire the rights to commercialize any additional technologies developed with the Collaborative Research Agreement. In accordance with the terms of the Collaborative Research Agreement: (i) the Company provides funding pursuant to certain commitments for three PHD scientists, as well as support technicians and students; (ii) BRC provides the Company with access to the laboratories and equipment at the BRC, as well as other facilities of the University of British Columbia; and (iii) Dr. Wilfred Jefferies, the inventor of the TAP technologies and the Chief Scientific Officer and a director of the Company, will provide supervision of all scientific activity.

     Pursuant to a series of amendments to the Collaborative Research Agreement, the funding commitment was increased to an aggregate of $2,973,049 Canadian Dollars, of which $991,515 was to be paid during fiscal year ended December 31, 2002, $1,135,801 to be paid during fiscal year ended December 31, 2003, and $471,518 to be paid during fiscal year ended December 31, 2004. As of June 30, 2003, an aggregate of $433,677 Canadian Dollars is payable by GeneMax Pharmaceuticals in connection with the Collaborative Research Agreement. Moreover, in accordance with the terms of the Collaborative Research Agreement, GeneMax Pharmaceuticals has purchased certain laboratory equipment in connection with the ongoing research.

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

     NETWORK AFFILIATE AGREEMENT. On January 1, 2001, GeneMax Pharmaceuticals, UBC and the Canadian Network for Vaccines and Immunotherapeutics of Cancer and Chronic Viral Diseases ("CANVAC") entered into a one-year network affiliate agreement (the "Network Affiliate Agreement"). Pursuant to the terms of the Network Affiliate Agreement, CANVAC would provide an $85,000 Canadian Dollars research grant to UBC to further fund research activities upon GeneMax Pharmaceuticals contributing $117,300 Canadian Dollars towards the UBC research. During fiscal year 2001, all amounts required under the Network Affiliate Agreement were paid by GeneMax Pharmaceuticals to UBC. As of the date of this Quarterly Report, GeneMax Pharmaceuticals and CANVAC are no longer negotiating an amendment to the Network Affiliate Agreement regarding continuation of funding the research activities conducted at UBC. As of the date of this Quarterly Report, the balance due and owing to UBC by GeneMax Pharmaceuticals is $38,709 (Canadian Dollars).

     TAP CANCER VACCINE TESTING PROGRAM. Management of the Company believes that the key milestone of efficacy in animal models of cancer has been attained and that other scientific research teams have independently validated the experimental data from these animal studies. The proof of principle for TAP as a cancer vaccine was established in research conducted the last ten years in the laboratory at BRC by Dr. Wilfred Jefferies. The initial studies were conducted using a small-cell lung cancer cell line that was derived from an aggressive, metastatic cancer. These cells have multiple defects in the "antigen presentation pathway" in that they are not detected by the immune system. When the TAP protein was introduced into these cells, antigen presentation was restored. In addition, a series of animal studies have demonstrated the ability of TAP to restore an immune response. This study was published in Nature Biotechnology (Vol. 18, pp. 515-520, May 2000). The TAP Technology was further validated in melanoma.

     PRE-CLINICAL TESTING. As of the date of this Quarterly Report, the TAP Cancer Vaccine is undergoing formal pre-clinical testing, which includes: (i) evaluation of several strains of vaccinia and adenovirus vectors for their respective ability to deliver and express the TAP protein and genetic information in tumors; (ii) selection and licensing of the vector and identification and contracting with a good manufacturing practice ("GMP") manufacturer for subsequent production of the TAP Cancer Vaccine; and (iii) performance and completion of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity.

     Upon completion of the formal pre-clinical testing, the Company intends to compile and summarize the data and submit it to two governmental agencies, the U.S. Federal Drug Administration ("FDA") and the Canadian Health Canada ("HC"), in the form of an investigational new drug application (the "IND"). The IND will include data on the vaccine production, animal studies and toxicology studies, as well as the proposed protocal for the Phase I human clinical trials.

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

SIX-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2002

     The Company's net losses during the six-month period ended June 30, 2003 were approximately ($2,155,039) compared to a net loss of approximately ($594,668) during the six-month period ended June 30, 2002 (an increase of $1,560,371).

     Net revenues during the six-month periods ended June 30, 2003 and 2002 were $-0-. The lack of revenues during the six-month periods ended June 30, 2003 and 2002 resulted from the consummation of the acquisition of GeneMax Pharmaceuticals and the resulting emphasis on the research and development of the TAP Technologies. Interest income of $29 was recorded for the six-month period ended June 30, 2002.

     During the  six-month  period  ended June 30,  2003,  the Company  recorded operating expenses of $2,155,039 compared to $594,697 of operating expenses recorded during the six-month period ended June 30, 2002 (an increase of $1,560,342). The operating expenses incurred during the six-month period ended June 30, 2003 consisted primarily of the following: (i) office and general expenses of approximately $610,346 compared to $41,803 incurred during the six-month period ended June 30, 2002; (ii) research and development of approximately $568,647 compared to $362,641 incurred during the six-month period ended June 30, 2002; (iii) $561,500 recorded as consulting fees relating to the grant of stock options compared to $-0- recorded as consulting fees relating to grant of stock options during the six-month period ended June 30, 2002; (iv) professional fees of approximately $154,198 compared to $72,249 incurred during the six-month period ended June 30, 2002; (v) management fees of approximately $111,690 compared to $60,322 incurred during the six-month period ended June 30, 2002; (vi) consulting fees of approximately $84,718 compared to $35,500 incurred during the six-month period ended June 30, 2002; (vii) travel expenses of approximately $42,527 compared to $1,821 incurred during the six-month period ended June 30, 2002; and (viii) depreciation expenses of approximately $21,413 compared to $20,361 incurred during the six-month period ended June 30, 2002. The overall increase in operating expenses, including the increase in office and general expenses and research and development expenses, is due primarily to the increased scale and scope of overall corporate activity pertaining to the acquisition of GeneMax Pharmaceuticals and the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine.

     Of the $2,155,039 incurred as operating expenses, an aggregate of $208,874 was incurred payable to certain directors and/or private companies controlled by those directors of the Company pursuant to consulting, management and research and development agreements as described in the following paragraphs.

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

     During the six-month period ended June 30, 2003, an aggregate of $60,000 in fees was incurred to ICI for services rendered to the Company under the Consulting Services Agreement on a month-to-month basis, as needed. In addition, ICI incurred expenses on behalf of the Company during the period totaling $601,412. Based upon $2,154, which remained due and owing to ICI at December 31, 2002, this resulted in $663,566 due and owing to ICI. During the six-month period ended June 30, 2003, the Company paid ICI $402,323. As of June 30, 2003, an aggregate amount of $261,243 remains due and owing to ICI by the Company relating to fees, cash advances and interest.

     Mr. Grant Atkins, a director of the Company, is employed by ICI and is part of the management team provided by ICI to the Company, and derives remuneration from ICI for such services rendered to the Company. During the six-month period ended June 30, 2003, Mr. Atkins received $19,625 from ICI as compensation for services rendered to the Company.

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

     During the six-month period ended June 30, 2003, an aggregate of $44,245 in fees was incurred to 442668 for services rendered by Dr. Jefferies to the Company under the GeneMax Pharmaceuticals Consulting Agreement. During the six-month period ended June 30, 2003, the Company paid $36,332 to 442668. As of June 30, 2003, an aggregate amount of $7,913 remains due and owing to 442668 by the Company.

     During the six-month period ended June 30, 2003, Dr. Jefferies received $44,245 through 442668 as compensation for services rendered to the Company under the GeneMax Pharmaceuticals Consulting Agreement.

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

     During the six-month period ended June 30, 2003, an aggregate of $51,690 in fees was incurred to Handford for services rendered by Handford to the Company under the GeneMax Pharmaceuticals Management Agreement. Based upon $16,332, which was due and owing to Handford at December 31, 2002, this resulted in $68,022 due and owing Handford. During the six-month period ended June 30, 2003, the Company paid Handford $42,446. As of June 30, 2003, an aggregate amount of $25,576 remains due and owing to Handford by the Company.

     GENEMAX PHARMACEUTICALS SERVICES AGREEMENT. GeneMax Pharmaceuticals and Alan Lindsay and Associates Ltd. ("AL&A"), a corporation whose sole officer, director and shareholder is Alan Lindsay, a prior director of the Company, entered into a services agreement dated May 31, 2002 (the "GeneMax Pharmaceuticals Services Agreement"). Pursuant to the terms and provisions of the GeneMax Pharmaceuticals Services Agreement, Mr. Lindsay agreed to provide general consulting services to GeneMax Pharmaceuticals on a month-to-month basis. Pursuant to further terms and provisions of the GeneMax Pharmaceuticals Services Agreement, AL&A was to be paid a monthly fee of $2,500 U.S. Dollars and reimbursement of expenses.

     During the six-month period ended June 30, 2003, an aggregate of $10,000 in fees was incurred to AL&A for services rendered to the Company under the GeneMax Pharmaceuticals Services Agreement. Based upon $12,500, which remained due and owing to AL&A at December 31, 2002, this resulted in $22,500 due and owing AL&A. During the six-month period ended June 30, 2003, the Company paid AL&A $10,000. As of June 30, 2003, an aggregate amount of $12,500 remains due and owing to AL&A.

     During the six-month period ended June 30, 2003, Mr. Lindsay received an aggregate of $10,000 through AL&A as compensation for services rendered to the Company under the GeneMax Pharmaceuticals Services Agreement.

     As of May 7, 2003, Mr. Lindsay tendered his resignation as a member of the board of directors of the Company. Therefore, as of May 7, 2003, the GeneMax Pharmaceuticals Services Agreement was terminated.

     DAVIDSON AGREEMENT. GeneMax Pharmaceuticals and James D. Davidson ("Davidson"), previously the Chief Financial Officer and a director of the Company, entered into a verbal month-to-month agreement (the "Davidson Agreement"). Pursuant to the terms of the Davidson Agreement: (i) Davidson agreed to perform such duties and services as required commensurate with his position as the Chief Financial Officer of the Company and such other duties commensurate with this position as a director on the Board of Directors; (ii)

Davidson was to be paid a monthly fee of $2,000 and reimbursement of expenses. Effective July 15, 2002, GeneMax Pharmaceuticals agreed to increase the monthly fee to $5,000 upon commencement of Davidson's duties associated with his position as Chief Financial Officer and a director of the Company after the acquisition of GeneMax Pharmaceuticals.

     During the six-month period ended June 30, 2003, an aggregate of $20,000 in fees was incurred to Davidson for services rendered by Davidson to the Company under the Davidson Agreement. During the six-month period ended June 30, 2003, the Company paid Davidson $20,000. As of June 30, 2003, an aggregate amount of $-0- remains due and owing to Davidson by the Company.

     As of April 16, 2003, Mr. Davidson tendered his resignation as the Chief Financial Officer and a member of the board of directors of the Company. Therefore, as of April 16, 2003, the Davidson Agreement was terminated.

     As discussed above, the increase in net loss during the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002 is attributable primarily to the increased scale and scope of overall corporate activity pertaining to the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine. The Company's net loss during the six-month period ended June 30, 2003 was approximately ($2,155,039) or ($0.13) per common share compared to a net loss of approximately ($594,668) or ($0.05) per common share during the six-month period ended June 30, 2002. The weighted average of common shares outstanding were 16,535,591 for the six-month period ended June 30, 2003 compared to 11,431,965 for the six-month period ended June 30, 2002.

THREE-MONTH PERIOD ENDED JUNE 30, 2003 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2002

     The Company's net losses during the three-month period ended June 30, 2003 were approximately ($1,280,391) compared to a net loss of approximately ($361,987) during the three-month period ended June 30, 2002 (an increase of $918,404).

     Net revenues during the three-month periods ended June 30, 2003 and 2002 were $-0-. Interest income of $29 was recorded for the three-month period ended June 30, 2002.

     During the three-month period ended June 30, 2003, the Company recorded operating expenses of $1,280,391 compared to $362,016 of operating expenses recorded during the three-month period ended June 30, 2002 (an increase of $918,375). The operating expenses incurred during the three-month period ended June 30, 2003 consisted primarily of the following: (i) 549,625 recorded as consulting fees relating to the grant of stock options compared to $-0- recorded as consulting fees relating to grant of stock options during the three-month period ended June 30, 2002; (ii) office and general expenses of approximately $244,589 compared to $22,792 incurred during the three-month period ended June 30, 2002; (iii) research and development of approximately $293,871 compared to $249,992 incurred during the three-month period ended June 30, 2002; (iv) professional fees of approximately $68,444 compared to $45,213 incurred during the three-month period ended June 30, 2002; (v) consulting fees of approximately $28,718 compared to $6,014 incurred during the three-month period ended June 30, 2002; (vi) management fees of approximately $56,844 compared to $27,322 incurred during the three-month period ended June 30, 2002; (vii) travel expenses of approximately $27,569 compared to $503 incurred during the three-month period ended June 30, 2002; and (viii) depreciation expenses of approximately $10,731 compared to $10,180 incurred during the three-month period ended June 30, 2002. The overall increase in operating expenses, including the increase in office and general expenses and research and development expenses, is due primarily to the increased scale and scope of overall corporate activity pertaining to the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine.

     As discussed above, the increase in net loss during the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002 is attributable primarily to the increased scale and scope of overall corporate activity pertaining to the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine. The Company's net loss during the three-month period ended June 30, 2003 was approximately ($1,280,391) or ($0.08) per common share compared to a net loss of approximately ($361,987) or ($0.03) per common share during the three-month period ended June 30, 2002. The weighted average of common shares outstanding were 16,813,123 for the three-month period ended June 30, 2003 compared to 11,431,965 for the three-month period ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

SIX-MONTH PERIOD ENDED JUNE 30, 2003

     As of June 30, 2003, the Company's current assets were $52,204 and its current liabilities were $804,082, which resulted in a working capital deficit of $751,878. As of June 30, 2003, the Company's total assets were $144,436 consisting of: (i) $52,204 in current assets comprised of $46,204 in cash and $6,000 in prepaid expenses; and (ii) $92,232 in furniture and equipment (net of depreciation). As of June 30, 2003, the Company's total liabilities of $804,082 consisted primarily of: (i) $492,927 in accounts payable and accrued liabilities; and (ii) amounts due to related parties of $311,155 pertaining to the managerial and consulting agreements discussed above.

     As  of  June  30,  2003,  the  Company's   stockholders'   equity  (capital
deficiency) decreased to ($659,646) from $484,028 at March 31, 2003.

     The Company has not generated positive cash flows from operating activities. For the six-month period ended June 30, 2003, net cash flows used in operating activities was ($1,343,812) compared to ($473,827) of net cash flows used in operating activities for the six-month period ended June 30, 2002 (an increase of $869,985). The increase in cash flows used in operating activities during the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 resulted from: (i) a net loss of ($2,155,039) incurred during the six-month period ended June 30, 2003 compared to a net loss of ($594,668) incurred during the six-month period ended June 30, 2002; (ii) an increase in stock-based compensation to $561,500 during the six-month period ended June 30, 2003 compared to $-0- during the six-month period ended June 30, 2002; and (iii) an increase in accounts payable to $228,314 during the six-month period ended June 30, 2003 compared to $100,480 during the six-month period ended June 30, 2002.

     The Company's cash flows used in investing activities during the six-month period ended June 30, 2003 was ($806) compared to cash flows from investing activities of $250,000 during the six-month period ended June 30, 2002. The change in cash flows used in investing activities during the six-month period ended June 30, 2003 compared to cash flows from investing activities during the six-month period ended June 30, 2002 resulted primarily from pre-reverse acquisition advances from Eduverse.com in the amount of $250,000 recorded during the six-month period ended June 30, 2002 compared to $-0- recorded during the six-month period ended June 30, 2003.

     Net cash flows from financing activities was $774,169 during the six-month period ended June 30, 2003 compared to $346,388 in net cash flows from financing activities during the six-month period ended June 30, 2002. The increase in net cash flows from financing activities during the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002 resulted primarily from proceeds on sale and subscription of common stock in the amount of $494,000 compared to $170,500 during the six-month period ended June 30, 2002 and from advances from related parties in the amount of $280,169 compared to $107,343 during the six-month period ended June 30, 2002.

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

PLAN OF OPERATION

     As of the date of this Quarterly Report, management of the Company estimates that GeneMax Pharmaceuticals previously raised approximately $2,000,000 in funding and the Company has raised $2,503,500 in funding since the May 2002 announcement of the GeneMax Pharmaceuticals acquisition. Management of the Company believes that an estimated $14,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Cancer Vaccine and for corporate expenses and other expected development initiatives.

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

     Management of the Company estimates that as of the date of this Quarterly Report, the Company has raised approximately $2,899,500 in funding, in addition to funds raised privately by GeneMax Pharmaceuticals prior to the acquisition. Management of the Company believes that an estimated $14,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Cancer Vaccine. The Company must raise additional capital to execute its business plan according to time schedules provided by management. Furthermore, the Company has not generated sufficient cash flow in the past to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Historically, the Company has relied upon internally generated funds, funds from the sale of shares of stock and loans from its shareholders and private investors to finance its operations and growth. The Company's future success and viability are dependent on the Company's ability to raise additional capital through further private offerings of its stock or loans from private investors. There can be no assurance, however, that the Company will be able to raise additional capital. The Company's inability to successfully raise additional capital would have a material and adverse affect upon the Company and its shareholders.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     (a) On approximately May 9, 2003, the Company initiated litigation against LOM Securities (Bermuda) Limited, LOM (Holdings) Limited, Brian Lines, and Black Corporations 1-100 (the "LOM Defendants"), by filing a Complaint and Demand for Jury in the United States District Court, State of Nevada, Case No. CV-N-03-0246-HDM-VPC (the "LOM Complaint"). The claims made by the Company against the LOM Defendants involve the alleged establishment, facilitation and participation, directly or indirectly, in activities allowing the LOM Defendants and others to establish and/or hold "short" positions in the Company's common stock and causing at least 1,916,833 restricted shares of common stock of the Company to be included in and reflected on investment account statements of clients of the LOM Defendants which were not, in fact, on deposit in such client accounts. The LOM Complaint further alleges that the LOM Defendant failed and refused to take reasonable measure or care with regard to their trading, clearing and/or transfer of shares of the Company and breached their respective duties in contravention of the laws and rules and regulations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The claims against the LOM Defendants also specifically allege fraud and misrepresentation, negligence, conversion, deceptive trade practice, racketeering, interference with contracts and interference with prospective economic advantages. The Company is seeking damages in excess of $10,000,000.

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

     As of the date of this Quarterly Report, the U.S. Defendants have either filed answers or requests for extensions of time within which to file formal statements of defense. Management of the Company believes that upon receipt of trading records and other documentation, the Company may amend the United States Complaint to name additional broker-dealers, market makers, clearing agents and individual securities professionals as defendants. The Company defeated a motion to dismiss that was filed by certain defendants, which alleged the Company lacked jurisdiction in the state of Nevada. Management of the Company intends to aggressively pursue and continue its legal actions and to further review its potential legal remedies.

     Except as disclosed above, management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management, however, is aware that the Securities and Exchange Commission filed a complaint in the United States District Court for the District of Maryland naming Agora Publishing and other defendants, which in the text of the complaint references Mr. James D. Davidson. In consideration of complications and controversy resulting from such litigation and the potential for negative investor perceptions, on April 16, 2003, Mr. Davidson tendered his temporary resignation as the Chief Financial Officer and a director of the Company. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NON-QUALIFIED STOCK OPTION PLAN

     On May 15, 2002, the Board of Directors unanimously approved and adopted a stock option plan and on September 30, 2002, the Board of Directors approved the adoption of a new stock option plan (the "Stock Option Plan"), which provides authorization to the Board of Directors to grant up to 3,500,000 Stock Options to directors, officers, employees and consultants of the Company and its subsidiaries.

     In accordance with the terms and provisions of the Stock Option Plan, and as of the date of this Quarterly Report, the Board of Directors of the Company has granted an aggregate of 3,270,000 stock options as follows: (i) 1,740,000 stock options and 395,000 incentive stock options exercisable at $1.00 per share to previous holders of stock options of GeneMax Pharmaceuticals to replace stock options previously granted by GeneMax Pharmaceuticals at $0.60 per share; (ii) 1,000,000 stock options at $0.50 per share to ICI and/or its employees or consultants who, in such capacities, rendered bona fide services on behalf of the Company including, but not limited to, administrative and managerial (which shares were subject to an S-8 registration statement filed with the Securities and Exchange Commission); (iii) 20,000 stock options at $5.50 per share; (iv) 15,000 stock options at $7.50 per share; and (v) 100,000 stock options at $8.50 per share. During the six-month period, the Company repriced 100,000 stock options originally at $8.50, 20,000 stock options originally at $5.50 and 15,000 stock options originally at $7.50 all to a new exercise price of $1.75 per share. Effective July 1, 2003, the Company granted a further 25,000 stock options at an exercise price of $1.90 per share for a period of three years.

     Of the 3,270,000 stock options granted, and as of the date of this Quarterly Report: (i) 1,000,000 stock options have been exercised at $0.50 per share for aggregate proceeds of $500,000 by employees or consultants of ICI in accordance with the terms of the respective notice and agreement of exercise of option; and (ii) 25,000 stock options have been exercised at $1.00 per share for aggregate proceeds of $25,000 in accordance with the terms of the notice and agreement of exercise of option. Management of the Company believes that such services provided by the employees or consultants of ICI on behalf of the Company did not include services which directly or indirectly promoted or maintained a market for the Company's securities nor were rendered in connection with the offer or sale of securities in a capital-raising transaction. Therefore, in connection with the exercise of such stock options, 1,000,000 shares of common stock of the Company were issued to certain employees or consultants of ICI who provided bona fide services to the Company under the Consulting Services Agreement and 25,000 shares were issued to optionees.

     On April 16, 2003, the Board of Directors of the Company unanimously approved and ratified the adoption of an amendment to the Stock Option Plan, which provides authorization to the Board of Directors to grant up to an additional 2,245,000 stock options to directors, officers, employees and consultants of the Company and its subsidiaries for an aggregate limit of 4,500,000 stock options.

     Pursuant to Board of Director approval and ratification, the Company has granted 300,000 stock options at an exercise price of $1.00 per common share to International Market Trend AG or its employees or consultants who provide services to the Company (which 300,000 stock options are subject to an S-8 registration statement filed with the Securities and Exchange Commission on August 12, 2003). In connection with the grant of such stock options to and the subsequent exercise by International Market Trend AG or its employees or consultants, management of the Company believes that such bona fide services provided by the employees or consultants to the Company do not include services which directly or indirectly promote or maintain a market for the Company's securities nor were rendered in connection with the offer or sale of securities in a capital-raising transaction.

     As of the date of this Quarterly Report, there are 16,813,519 shares of common stock issued and outstanding.

________________________________________________________________________________

Title of Class    Name and Address of       Amount and Nature         Percent of
                   Beneficial Owner             of Class                Class
________________________________________________________________________________

                                                       (1)(2)
Common Stock      James D. Davidson           1,316,666                  8.58%
                  321 S. St. Asaph Street
                  Alexandria, Virginia 22314

                                                       (1)(3)
Common Stock      Ronald L. Handford          1,266,000                  7.38%
                  3432 West 13th Avenue
                  Vancouver, British Columbia
                  Canada V5Y 1W1

                                                       (1)(4)
Common Stock      442668 B.C. Ltd.            3,270,465                 21.73%
                  12596 23rd Avenue
                  Surrey, British Columbia
                  Canada V4A 2C2

                                                          (5)
Common Stock      Dr. Karl Hellstrom            100,000                  0.06%
                  720 Broadway
                  Seattle, Washington 98122

Common Stock      Grant R. Atkins                     0                     0%
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98230

                                                          (6)
Common Stock      All current officers        6,103,131                 34.00%
                  and directors as a group
                  (4 persons)
________________________________________________________________________________
(1)
   These are restricted shares of common stock.
(2)
   Mr. James Davidson is an initial founding shareholder of GeneMax Pharmaceuticals. This figure includes (a) 788,333 shares of common stock held of record by Mr. Davidson; (b) an aggregate of 500,000 shares of common stock held of record by Mr. Davidson's two minor children, respectively, over which Mr. Davidson has sole voting and disposition rights; (c) an assumption of the exercise of an aggregate of 13,333 warrants exercisable into 13,333 shares of common stock at the rate of $0.75 per share expiring on May 1, 2006; (d) an assumption of the exercise by Mr. Davidson of an aggregate of 15,000 warrants exercisable by Mr. Davidson into 15,000 shares of common stock at the rate of $1.00 per share expiring December 1, 2005; and (e) an assumption of the exercise by Mr. Davidson of an aggregate of 150,000 stock options to acquire 150,000 shares of common stock at $1.00 per share (which exercise rights expired on July 15, 2003 in accordance with the terms of the stock option plan pursuant to Mr. Davidson's resignation as the Chief Financial Officer and a director of the Company). As of the date of this Quarterly Report, no warrants nor stock options have been exercised.

(3)
   Mr. Ronald Handford is an initial founding shareholder of GeneMax Pharmaceuticals. This figure includes (a) 808,000 shares of common stock held of record by Mr. Handford; (b) 100,000 shares of common stock held of record by Handford Management Inc. over which Mr. Handford has sole voting and disposition rights; (c) an assumption of the exercise by Mr. Handford of an aggregate of 8,000 warrants into 8,000 shares of common stock at $0.75 per share expiring December 1, 2005; and (d) an assumption of the exercise by Mr. Handford of an aggregate of 350,000 stock options to acquire 350,000 shares of common stock at $1.00 per share. On approximately May 4, 2003, the 325,000 shares of common stock previously held of record by Aberdeen Holdings Limited and the 325,000 shares of common stock previously held of record by Latitude 32 Holdings Ltd. were transferred to Mr. Handford as the holder of record. As of the date of this Quarterly Report, no warrants nor stock options have been exercised.
 (4)
   Dr. Wilfred Jefferies is an initial founding shareholder of GeneMax Pharmaceuticals. Dr. Jefferies has sole voting and disposition rights over the 2,770,465 shares of common stock held of record by 442668 B.C. Ltd. This figure also includes an assumption of the exercise by Dr. Jefferies of an aggregate of 500,000 stock options to acquire 500,000 shares of common stock at $1.00 per share. As of the date of this Quarterly Report, no stock options have been exercised.
(5)
  This figure includes the assumption of the exercise by Dr. Hellstrom of an aggregate of 100,000 stock options to acquire 100,000 shares of common stock at $8.50 per shares (which have been repriced to $1.75 per share). As of the date of this Quarterly Report, 56,250 stock options have vested and the remaining stock options will vest or the next twenty-one months. As of the date of this Quarterly Report, no stock options have been exercised.
(6)
  This figure includes the assumption of the exercise of an aggregate of 36,333 warrants into 36,333 shares of common stock and the assumption of the exercise of 1,100,000 stock options into 1,100,000 shares of common stock.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibits:

         31.1 Form 302 Certification - CEO
         31.2 Form 302 Certification - CFO
         32.1 Form 906 Certification - CEO
         32.2 Form 906 Certification - CFO

         Reports on Form 8-K:

         None.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENEMAX CORP.



Dated: August 13, 2003                  By: /s/ RONALD L. HANDFORD
                                        _________________________________
                                        President/Chief Executive Officer



Dated: August 13, 2003                  By: /s/ GRANT R. ATKINS
                                        _________________________________
                                        Chief Financial Officer