Form 10QSB
period 2003-09-30
GENEMAX CORP
filed 2003-11-14
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

         Yes   X       No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class                                       Outstanding as of November 11, 2003
------                                      -----------------------------------
Common Stock, $0.001 par value                         17,913,004

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

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS




                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

                                   (UNAUDITED)





CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,    December 31,
                                                                                                   2003             2002
--------------------------------------------------------------------------------------------- ---------------- ----------------
                                                                                                (unaudited)

                                                            ASSETS

CURRENT ASSETS
   Cash                                                                                            $  83,253       $  642,589
   Prepaid expenses                                                                                    6,000            6,000
--------------------------------------------------------------------------------------------- ---------------- ----------------

                                                                                                      89,253          648,589
FURNITURE AND EQUIPMENT, (Note 5)
   net of depreciation of $111,013 (2002 - $79,138)                                                   83,215          112,839
--------------------------------------------------------------------------------------------- ---------------- ----------------

                                                                                                  $  172,468       $  761,428
============================================================================================= ================ ================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                       $  786,404       $  264,613
   Due to related parties (Note 6)                                                                    72,578           30,986
--------------------------------------------------------------------------------------------- ---------------- ----------------

                                                                                                     858,982          295,599
--------------------------------------------------------------------------------------------- ---------------- ----------------

COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 6)

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
   Capital stock  (Note 7)
      Common stock, $0.001 par value, 25,000,000 shares authorized
        17,592,519 shares issued and outstanding (2002 - 15,847,519)                                  17,592           15,847
   Additional paid-in capital                                                                      5,794,145        3,621,665
   Common stock subscriptions                                                                              -          200,000
   Common stock purchase warrants                                                                    654,100          610,700
   Deficit accumulated during the development stage                                               (7,120,948)      (3,972,760)
    Accumulated other comprehensive income (loss)                                                    (31,403)          (9,623)
--------------------------------------------------------------------------------------------- ---------------- ----------------

                                                                                                    (686,514)          465,829
--------------------------------------------------------------------------------------------- ---------------- ----------------

                                                                                                  $  172,468       $  159,470
============================================================================================= ================ ================


 The accompanying notes are an integral part of these interim consolidated financial statements


                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                  July 27, 1999
                                                     Three months ended                Nine months ended         (inception) to
                                                       September 30,                     September 30,            September 30,
                                                   2003             2002             2003            2002             2003
--------------------------------------------- ---------------- ---------------- --------------- ---------------- ----------------
                                                                  (Note 1)                         (Note 1)         (Note 1)
INTEREST INCOME                                      $     -         $     96         $     -        $     125        $  26,571
OTHER INCOME
--------------------------------------------- ---------------- ---------------- --------------- ---------------- ----------------

EXPENSES
   Consulting fees                                    27,295           66,536         112,013          102,036          466,290
   Consulting fees - stock based (Note 7)            246,125                -         807,625                -        1,437,900
   Depreciation                                       10,462           10,186          31,875           30,547          111,013
   License fees                                            -                -               -                -           79,243
   Management fees                                    57,175           43,990         168,865          104,312          656,071
   Office and general                                171,935           17,711         782,281           59,514        1,029,707
   Professional fees                                  63,273          140,548         210,407          212,797          727,974
   Research and development                          409,079          259,489         977,726          622,130        2,510,766
   Travel                                              7,805            8,131          50,332            9,952          128,555
--------------------------------------------- ---------------- ---------------- --------------- ---------------- ----------------

                                                     993,149          546,591       3,148,188        1,141,288        7,147,519
--------------------------------------------- ---------------- ---------------- --------------- ---------------- ----------------

NET LOSS FOR THE PERIOD                            $(993,149)      $ (546,495)    $(3,148,188)    $ (1,141,163)     $(7,120,948)
============================================= ================ ================ =============== ================ ================




BASIC NET LOSS PER SHARE                           $   (0.06)      $   (0.04)       $   (0.19)       $   (0.09)
============================================= ================ =============== ================ ================

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                            17,290,563      14,728,443       16,606,984       12,543,866
============================================= ================ =============== ================ ================

 The accompanying notes are an integral part of these interim consolidated financial statements



                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                July 27, 1999
                                                                                                                (inception) to
                                                                             Nine months Ended September 30     September 30,
                                                                                 2003              2002              2003
-------------------------------------------------------------------------- ----------------- ----------------- -----------------
                                                                                                 (Note 1)          (Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                     $ (3,148,188)     $ (1,141,163)     $ (7,120,948)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                    31,875            30,547           111,013
  - non-cash consulting fees                                                             -                 -             5,750
  - non-cash license fees                                                                -                 -               500
  - stock-based compensation                                                       807,625                 -         1,437,900
  - accounts payable                                                               483,791           258,294           734,120
-------------------------------------------------------------------------- ----------------- ----------------- -----------------

NET CASH USED IN OPERATING ACTIVITIES                                           (1,824,897)         (852,322)       (4,831,665)
-------------------------------------------------------------------------- ----------------- ----------------- -----------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                               (2,251)                -          (194,228)
  Pre reverse acquisition advances from Eduverse (Note 3)                                -            250,000          250,000
  Cash acquired on reverse acquisition of Eduverse (Note 3)                              -            173,373          173,373
-------------------------------------------------------------------------- ----------------- ----------------- -----------------

NET CASH FROM (USED IN) INVESTING ACTIVITIES                                        (2,251)          423,373           229,145
-------------------------------------------------------------------------- ----------------- ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale and subscriptions of common stock                               988,000           311,500         4,169,730
  Bank overdraft                                                                         -            11,164                 -
  Loans payable                                                                          -            68,545           136,245
  Advances from related parties                                                    301,592            30,272           411,201
-------------------------------------------------------------------------- ----------------- ----------------- -----------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                         1,289,592           421,481         4,717,176
-------------------------------------------------------------------------- ----------------- ----------------- -----------------

EFFECT OF EXCHANGE RATE CHANGES                                                    (21,780)           (4,093)          (31,403)
-------------------------------------------------------------------------- ----------------- ----------------- -----------------

INCREASE (DECREASE) IN CASH                                                       (559,336)          (11,561)           83,253

CASH, BEGINNING OF PERIOD                                                          642,589            11,561                 -
-------------------------------------------------------------------------- ----------------- ----------------- -----------------

CASH, END OF PERIOD                                                              $  83,253          $      -        $   83,253
========================================================================== ================= ================= =================

Non-cash transactions:
  Refer to Note 7

The accompanying notes are an integral part of these interim consolidated financial statements


                                 GENEMAX CORP.
                         (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
                                  (unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On May 9, 2002, GeneMax Corp. (formerly Eduverse.com) ("GMC", "Eduverse" or "the Company"), a Nevada corporation entered into a letter of intent to acquire 100% of the issued and outstanding common shares of GeneMax Pharmaceuticals Inc. (a development stage company) ("GPI"), in exchange for a total of 11,431,965 restricted shares of common stock of Eduverse. In connection with this transaction, Eduverse changed its name to GeneMax Corp. During July and August, 2002 the Company completed the transaction pursuant to a definitive Share Exchange Agreement and issued 11,231,965 restricted shares of common stock to the GPI stockholders and 200,000 shares of common stock as a finder's fee.

This acquisition has been accounted for as a reverse merger with GPI being treated as the accounting parent and GMC, the legal parent, being treated as the accounting subsidiary. Accordingly, the consolidated results of operations of the Company include those of GPI for all periods shown and those of GMC since the date of the reverse merger.

GPI is a private Delaware company incorporated on July 27, 1999 which has a wholly-owned subsidiary, GeneMax Pharmaceuticals Canada Inc. ("GPC"), a private British Columbia company incorporated May 12, 2000. GPI is a development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment and eradication of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $769,729, a capital deficiency of $686,514 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations.

UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
(unaudited)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
(unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION
In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

                                             For the nine months ended
                                                   September 30,
                                              2003               2002
                                         ----------------- -----------------

   Net loss for the period as reported      $ (3,148,188)     $ (1,141,288)
   SFAS 123 compensation expense                 (46,500)                -
                                         ----------------- -----------------

   Pro-forma net loss for the period        $ (3,194,688)     $ (1,141,288)
                                         ================= =================

   Pro-forma basic net loss per share         $    (0.19)       $    (0.09)
                                         ================= =================

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

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
(unaudited)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2003 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.


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

The book value of GMC's capital stock subsequent to the reverse acquisition is calculated and allocated as follows:


  GPI capital stock                                               $  1,924,725
  GMC net assets                                                       493,712
                                                               -----------------

                                                                  $  2,418,437
                                                               =================


  Capital stock                                                    $    15,320
  Additional paid-in capital                                           620,600
    Share purchase warrants                                          1,867,517
                                                               -----------------

                                                                     2,503,437
  GMC subscriptions receivable pre reverse acquisition                (100,000)
  GMC subscriptions received pre reverse acquisition                    15,000
                                                               -----------------

    Consolidated Capital accounts post reverse acquisition        $  2,418,437
                                                               =================

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
(unaudited)


NOTE 3 - EDUVERSE ACQUISITION (CONTINUED)

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

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totalling CAN$498,980 to be paid in four equal instalments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at September 30, 2003 CAN$394,436 (December 31, 2002 - CAN$115,303) is payable in connection with the CRA. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research.

CANADIAN NETWORK FOR VACCINES AND IMMUNOTHERAPEUTICS OF CANCER AND CHRONIC VIRAL DISEASES ("CANVAC") Effective January 1, 2001 GPI and UBC entered into a one year Network Affiliate Agreement with CANVAC (the "CANVAC Agreement") whereby CANVAC would provide a grant to GPI and UBC to further fund the research activities in connection with the CRA. Under the terms of the CANVAC Agreement, CANVAC would provide a CAN$85,000 research grant to UBC upon GPI contributing CAN$117,300 towards the UBC research. The amounts paid by GPI do not qualify as amounts paid under the CRA funding schedule outlined above. During 2001, all amounts required under the CANVAC agreement were paid to UBC by GPI. During 2002 CANVAC contributed a further CAN$56,100 to continue funding the research activities for 2002 and 2003. As at September 30, 2003 GPI owes CAN$38,709 to UBC to fund GPI's obligations under the CANVAC Agreement.

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
(unaudited)


NOTE 4 - RESEARCH AGREEMENTS

CRUCELL HOLLAND B.V. ("CRUCELL") - RESEARCH LICENSE AND OPTION AGREEMENT

Effective August 7, 2003 Crucell and GPI entered into a five year Research License and Option Agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Agreement includes an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the technology. Under the terms of the Agreement, the Company is required to make initial and ongoing option maintenance payments over the five year term totalling $450,000. To September 30, 2003 the Company has made all payments required under the terms of the Agreement totalling $115,490.

MOLECULAR MEDICINE BIOSERVICES, INC. ("MOLECULAR MEDICINE") - PRODUCTION SERVICE AGREEMENT

Effective March 18, 2003 Molecular Medicine and GMC entered into a Production Service Agreement, as amended by a Production Service Agreement Amendment dated August 29, 2003, whereby Molecular Medicine will produce under Good Manufacturing Practices, the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product. The product will incorporate the Crucell vector and GMC's TAP1 gene. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. To September 30, 2003 the Company has incurred $108,500 in connection with this agreement.


NOTE 5 - FURNITURE AND EQUIPMENT

                                             September 30,     December 31,
                                                  2003             2002
                                             --------------- -----------------

     Office furniture and equipment              $  34,284         $  32,033
     Laboratory equipment                          159,944           159,944
                                             --------------- -----------------

                                                   194,228           191,977
     Less: accumulated depreciation               (111,013)          (79,138)
                                             --------------- -----------------

                                                 $  83,215         $ 112,839
                                             =============== =================

NOTE 6 -RELATED PARTY TRANSACTIONS

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

                                       For the nine months ended Sept 30,
                                            2003               2002
                                      ------------------ ------------------

     Consulting fees                        $    31,000        $    33,000
     Management fees                            168,865             60,322
     Research and development                   100,979             76,268
                                      ------------------ ------------------

                                            $   300,844        $   169,590
                                      ================== ==================

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
(unaudited)


NOTE 6 -RELATED PARTY TRANSACTIONS (CONTINUED)

The Company has total commitments relating to the above agreements for the years
ended   December  31,  2003  through  2005  of  $51,600,   $159,800  and  $7,900
respectively.

A director of the Company has been contracted by ICI and is part of the management team provided to the Company and was paid $25,875 during the nine months ended September 30, 2003.

During the nine months ended September 30, 2003 GPI and the Company incurred $300,844 (2002 - $169,590) in fees and $619,302 (2002 - $NIL) in expense reimbursements to these related parties, made net repayments of $618,554 (2002 - $62,247). In addition, during the nine months ended September 30, 2003 ICI assigned $260,000 of its debt to third parties leaving $72,578 owing at September 30, 2003 (December 31, 2002 - $30,986). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Refer to Notes 3, 4 and 7.


NOTE 7 - CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value.

GMC CAPITAL STOCK TRANSACTIONS DURING THE PERIOD ENDED SEPTEMBER 30, 2003:
During 2002 the Company commenced a private placement of up to 1,000,000 units at $5.00 per unit. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase an additional common share of the Company at a price of $7.50 per share for a period of one year. During the period the Company issued 43,000 shares of common stock on the purchase of 43,000 units for total proceeds of $215,000 of which $185,000 had been received as of December 31, 2002 and $30,000 was received during the period. This financing was subsequently terminated.

During the period the Company commenced a private placement of up to 5,000,000 units at $1.00 per unit. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase an additional common share of the Company at a price of $1.50 per share for a period of one year. During the period the Company issued 419,000 shares of common stock on the purchase of 419,000 units for total proceeds of $419,000. A finder's fee of $31,500 and 31,500 shares with a fair value of $31,500 is payable to this transaction ($25,000 paid at September 30, 2003). The fair value of the warrants was estimated to be $43,400 and was recorded as separate component of stockholders' equity. Refer to Note 9.

During the period the Company issued 898,000 shares of common stock on the exercise of stock options at $0.50 per share for proceeds of $449,000 and issued 385,000 shares of common stock on the exercise of stock options at $1.00 per share for cash proceeds of $125,000 and the remaining $260,000 was paid by way of the settlement of the third party debts received on assignment from ICI (refer to Note 6).

During the period the Company paid $10,000 in connection with the settlement of $15,000 of subscriptions received in 2000 which were under dispute. As a result of the settlement the Company recorded a contribution to additional paid in capital in period of $5,000 and has been released from any further claims relating to this matter.

STOCK OPTIONS
The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in connection with accounting for options granted to consultants and the disclosure provision relating to options granted to employees

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
(unaudited)


NOTE 7 - CAPITAL STOCK (CONTINUED)

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

During the period, the Board of Directors approved an increase in the number of options available under the Plan from 3,500,000 to 4,500,000. Also during the period, the Company filed a Form S-8 Registration Statement to register 500,000 shares in connection with the Plan.

The Plan incorporates a previous grant of 1,000,000 options to ICI and or its designates or employees. During 2002 102,000 of these options were exercised at $0.50 per share for proceeds of $51,000. During the period 898,000 of these options were exercised at $0.50 per share for proceeds of $449,000.

The Plan incorporates previous grants in the aggregate of 500,000 options to International Market Trend AG and or its designates or employees. During the period 360,000 of these options were exercised at $1.00 per share for proceeds of $360,000, of which $100,000 was cash and $260,000 was debt settlements.

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

During the remainder of 2002 the Company granted a further 135,000 incentive stock options at prices ranging from $5.50 per share to $8.50 per share subject to immediate vesting. The fair value of these options at the date of grant of $618,400 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 229%. During 2002 the $618,400 was recorded as consulting fees in connection with these options. During the period, the exercise price of these options was reduced to $1.75 per share and as a result, these options are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). As at June 30, 2003, compensation expense of $33,750 was recorded in connection with these options to reflect an increase in the quoted market price of these options which was reversed as at September 30, 2003 to reflect a subsequent decrease in the quoted market price of these options.

During the period ended September 30, 2003 the Company granted 300,000 stock options to a consultant at a price of $1.00 per share subject to immediate vesting. The fair value of these options at the date of grant of $504,000 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 219%. During the period the $504,000 was recorded as a consulting fee.

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
(unaudited)


NOTE 7 - CAPITAL STOCK (CONTINUED)

During the period ended September 30, 2003 the Company granted 200,000 stock options to a consultant at a price of $1.00 per share subject to immediate vesting. The fair value of these options at the date of grant of $268,000 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 225%. During the period the $268,000 was recorded as a consulting fee.

Also during the period ended September 30, 2003 the Company granted 25,000 stock options to an employee at a price of $1.90 per share subject to immediate vesting. The fair value of these options at the date of grant of $46,500 (as disclosed in Note 2 on a pro-forma basis) was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 228%.

The Company's stock option activity, as restated to reflect the modification of the exercise prices as described above, is as follows:

                                                                                                     Weighted Average
                                                                Number of      Weighted Average         Remaining
                                                                 options        Exercise Price       Contractual Life
                                                             ---------------- -------------------- ---------------------
         Balance, December 31, 2001                                       -              $     -            -
         Granted prior to reverse acquisition                     1,000,000                 0.50
         Granted in connection with reverse acquisition           2,135,000                 1.00
         Granted subsequent to reverse acquisition                  135,000                 1.75
         Exercised during 2002                                     (102,000)                0.50
                                                             ---------------- -------------------- ---------------------

         Balance, December 31, 2002                               3,168,000                 0.89        2.33 years
         Granted during the period                                  525,000                 1.05
         Forfeited during the period                               (350,000)                1.00
         Exercised during the period                             (1,283,000)                0.65
                                                             ---------------- -------------------- ---------------------

         Balance, September 30, 2003                               2,060,000            $   1.06        2.08 years
                                                             ================ ==================== =====================

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

The Company's share purchase warrant activity is as follows:

                                                                                   Weighted Average
                                             Number of       Weighted Average         Remaining
                                              warrants        Exercise Price       Contractual Life
                                            --------------- -------------------- ---------------------

           Balance, December 31, 2001                    -             $     -            -
           GPI warrants assumed                   744,494                 1.16
           Issued during 2002                     212,700                 5.00
           Exercised 2002                               -                    -
           Expired 2002                          (110,334)                2.50
                                            --------------- -------------------- ---------------------

           Balance, December 31, 2002             846,860                 1.95        2.71 years
           Issued during the period               231,000                 2.06
                                            --------------- -------------------- ---------------------

           Balance, September 30, 2003          1,077,860             $   1.97        1.73 years
                                            =============== ==================== =====================

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
--------------------------------------------------------------------------------
(unaudited)

NOTE 8 - INCOME TAXES

There were no temporary differences between GPI's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $5,677,000 at September 30, 2003 which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.


NOTE 9 - SUBSEQUENT EVENTS

Subsequent to September 30, 2003, the Company has received subscription agreements for an additional 126,350 units towards its current private placement of up to 5,000,000 units at $1.00 per unit. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase an additional common share of the Company at a price of $1.50 per share until September 1, 2004.

Effective October 21, 2003 the Company re-priced a total of 160,000 stock options from exercise prices ranging from $1.75 to $1.90 per share to a new exercise price of $1.15 per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

GENERAL

         GeneMax Corp., a Nevada corporation (the "Company"), is a product-focused biotechnology company specializing in the application of the latest discoveries in cellular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection. The Company's operating subsidiaries are GeneMax Pharmaceuticals Inc., a Delaware corporation ("GeneMax Pharmaceuticals"), and the subsidiary of GeneMax Pharmaceuticals named GeneMax Pharmaceuticals Canada Inc., which is a corporation organized under the laws of British Columbia. The Company currently trades on the OTC Bulletin Board under the symbol "GMXX" and the Frankfurt and Berlin Stock Exchanges under the symbol "GX1".

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

VOLUNTARY POOLING AGREEMENT

         The Company and GeneMax Pharmaceuticals desired to provide for and maintain an orderly trading market and stable price for the Company's shares of Common Stock. Therefore, the Company, certain shareholders of GeneMax Pharmaceuticals and of the Company, and Global Securities Transfer Inc., the Company's transfer agent ("Global Securities"), entered into a voluntary pooling agreement dated May 9, 2002 and effective July 15, 2002 (the "Pooling Agreement"). Pursuant to the terms and provisions of the Pooling Agreement, certain shareholders of GeneMax Pharmaceuticals and certain shareholders of the Company (the "Pooled Shareholders") representing up to an aggregate of 9,158,280 shares of common stock, respectively (the "Pooled Shares"), generally agreed that the Pooled Shares will be subject to a contractual restrictive holding period. The Pooled Shareholders further agreed that that the Pooled Shares may not be traded and will become available for trading and released and sold in the following manner: (i) an initial ten percent (10%) of the Pooled Shares will be released to the Pooled Shareholders on the date which is one calendar year from the closing date of the Share Exchange Agreement (the "First Release Date"); and
(ii) a further ten percent (10%) will be released to the Pooled Shareholders on each of the dates which are every three (3) calendar months from the First Release Date in accordance with each Pooled Shareholder's respective shareholdings.

The Pooling Committee so constituted in accordance with the Pooling Agreement in consultation with the Board of Directors, established that it act in accordance with the terms of the Pooling Agreement, to extend the first Pooling Agreement share release by a further 12 months from the date of the first contemplated share release as defined by the original terms of the Pooling Agreement.

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

         Pursuant  to a  series  of  amendments  to the  Collaborative  Research
Agreement, the funding commitment was increased to an aggregate of $2,973,049 Canadian Dollars, of which $991,515 was to be paid during fiscal year ended December 31, 2002, $1,135,801 to be paid during fiscal year ended December 31, 2003, and $471,518 to be paid during fiscal year ended December 31, 2004. As of September 30, 2003, an aggregate of $394,436 Canadian Dollars is payable by GeneMax Pharmaceuticals in connection with the Collaborative Research Agreement. Moreover, in accordance with the terms of the Collaborative Research Agreement, GeneMax Pharmaceuticals has purchased certain laboratory equipment in connection with the ongoing research.

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

         NETWORK   AFFILIATE   AGREEMENT.    On   January   1,   2001,   GeneMax
Pharmaceuticals, UBC and the Canadian Network for Vaccines and Immunotherapeutics of Cancer and Chronic Viral Diseases ("CANVAC") entered into a one-year network affiliate agreement (the "Network Affiliate Agreement"). Pursuant to the terms of the Network Affiliate Agreement, CANVAC would provide an $85,000 Canadian Dollars research grant to UBC to further fund research activities upon GeneMax Pharmaceuticals contributing $117,300 Canadian Dollars towards the UBC research. During fiscal year 2001, all amounts required under the Network Affiliate Agreement were paid by GeneMax Pharmaceuticals to UBC. As of the date of this Quarterly Report, GeneMax Pharmaceuticals and CANVAC are no longer negotiating an amendment to the Network Affiliate Agreement regarding continuation of funding the research activities conducted at UBC. During 2002 CANVAC contributed a further CAN$56,100 to continue funding the research activities for 2002 and 2003. As of the date of this Quarterly Report, the balance due and owing to UBC by GeneMax Pharmaceuticals is $38,709 (Canadian Dollars).

         RESEARCH LICENSE AND OPTION AGREEMENT. On August 7, 2003, GeneMax Pharmaceuticals and Crucell Holland B.V. ("Crucell") entered into a research license and option agreement (the "License and Option Agreement"). Pursuant to the terms and provisions of the License and Option Agreement, Crucell granted to GeneMax Pharmaceuticals: (i) a non-exclusive worldwide license for the research and use of its adenovirus technology; and (ii) an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the adenovirus technology. In the event of termination by GeneMax Pharmaceuticals or pursuant to a default, there are no provisions for any contingent liabilities. However, pursuant to further terms and provisions of the License and Option Agreement, a material breach may result in reasonable damages and legal costs being awarded to the damaged party. As of September 30, 2003, the Company has incurred $115,490 payable to Crucell pursuant to the terms of the License and Option Agreement.

         PRODUCTION SERVICE AGREEMENT. On March 18, 2003, as amended August 29, 2003, the Company and Molecular Medicine BioServices Inc. ("Molecular Medicine") entered into a production service agreement (the "Production Service
Agreement").  Pursuant to the terms and  provisions  of the  Production  Service
Agreement: (i) Molecular Medicine shall prepare adenodiral vector product under Good Manufacturing Practices, including working cell bank, master viral bank, pilot production run and clinical vector product lot, which such product will incorporate the Crucell vector and the Company's TAP gene/protein; and (ii) the Company shall pay to Molecular Medicine a total of $232,000, plus an estimate $110,000-$145,000 in third-party testing expenses. There are no contingent liabilities relating to default or termination by the Company other than termination fees (the unused balance of the $94,250 initiation pre-payment fee) and outstanding work commitments. As of September 30, 2003, the Company has incurred $108,500 pursuant to the terms of the Production Service Agreement.

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

         PRE-CLINICAL TESTING. As of the date of this Quarterly Report, the TAP Cancer Vaccine is undergoing formal pre-clinical testing, which includes: (i) evaluation of several strains of vaccinia and adenovirus vectors for their respective ability to deliver and express the TAP protein and genetic information in tumors; (ii) good manufacturing practice ("GMP") production of the TAP Cancer Vaccine; and (iii) performance and completion of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity.

         Upon completion of the formal pre-clinical testing, the Company intends to compile and summarize the data and submit it to two governmental agencies, the U.S. Federal Drug Administration ("FDA") and Health Canada ("HC"), in the form of an investigational new drug application (the "IND"). The IND will include data on the vaccine production, animal studies and toxicology studies, as well as the proposed protocal for the Phase I human clinical trials.

         PHASE I HUMAN CLINICAL TRIALS. Management of the Company believes that the Phase I human clinical trials will commence late in the second quarter of 2004, subject to financing, and are planned to be conducted at the British Columbia Cancer Agency in Vancouver, British Columbia. As of the date of this Quarterly Report, the Company has presented information on the TAP Cancer Vaccine to members of the Department of Advanced Therapeutics. The Phase I trials will generally be designed to provide data on the safety of the TAP Cancer Vaccine when used by humans.

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

         As of the date of this Quarterly Report, the Company has been granted the European application and has filed for patent protection in the UK, France, Germany, Switzerland, Italy, Sweden and Finland. The Company has also filed for protection in Canada and Japan.

         TAP VACCINES

         UBC filed a patent application with the U.S. Patent and Trademark Office for patent protection of extension of TAP-1 for use in viral vaccines as a method for increasing immune responses. As of the date of this Quarterly Report, UBC has not received an order granting a patent.

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

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2002

         The Company's net losses during the nine-month period ended September 30, 2003 were approximately ($3,148,188) compared to a net loss of approximately ($1,141,163) during the nine-month period ended September 30, 2002 (an increase of $2,007,025).

         Net revenues during the nine-month periods ended September 30, 2003 and 2002 were $-0-. The lack of revenues during the nine-month periods ended September 30, 2003 and 2002 resulted from the consummation of the acquisition of GeneMax Pharmaceuticals and the resulting emphasis on the research and development of the TAP Technologies. Interest income of $125 was recorded for the nine-month period ended September 30, 2002.

         During the nine-month period ended September 30, 2003, the Company recorded operating expenses of $3,148,188 compared to $1,141,288 of operating expenses recorded during the nine-month period ended September 30, 2002 (an increase of $2,006,900). The operating expenses incurred during the nine-month period ended September 30, 2003 consisted primarily of the following: (i) office and general expenses of approximately $782,281 compared to $59,514 incurred during the nine-month period ended September 30, 2002; (ii) research and development of approximately $977,726 compared to $622,130 incurred during the nine-month period ended September 30, 2002; (iii) $807,625 recorded as consulting fees relating to the grant of stock options compared to $-0- recorded as consulting fees relating to grant of stock options during the nine-month period ended September 30, 2002; (iv) professional fees of approximately $210,407 compared to $212,797 incurred during the nine-month period ended September 30, 2002; (v) management fees of approximately $168,865 compared to $104,312 incurred during the nine-month period ended September 30, 2002; (vi) consulting fees of approximately $112,013 compared to $102,036 incurred during the nine-month period ended September 30, 2002; (vii) travel expenses of approximately $50,332 compared to $9,952 incurred during the nine-month period ended September 30, 2002; and (viii) depreciation expenses of approximately $31,875 compared to $30,547 incurred during the nine-month period ended September 30, 2002. The overall increase in operating expenses, including the increase in office and general expenses and research and development expenses, is due primarily to the increased scale and scope of overall corporate activity pertaining to the acquisition of GeneMax Pharmaceuticals and the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine.

         Of the $3,148,188 incurred as operating expenses, an aggregate of $300,844 was incurred payable to certain directors and/or private companies controlled by those directors of the Company pursuant to consulting, management and research and development agreements as described in the following paragraphs.

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

         During the nine-month period ended September 30, 2003, an aggregate of $90,000 in fees was incurred to ICI for services rendered to the Company under the Consulting Services Agreement on a month-to-month basis, as needed. In addition, ICI incurred expenses on behalf of the Company during the period totaling $607,305. Based upon $2,154, which remained due and owing to ICI at December 31, 2002, and in combination with other amounts due and owing, this resulted in a total of $699,459 due and owing to ICI. During the nine-month period ended September 30, 2003, the Company paid ICI $428,621 and settled a further $260,000 as described below. As of September 30, 2003, an aggregate amount of $10,838 remains due and owing to ICI by the Company relating to fees, cash advances and interest.

         As of September 2, 2003, an aggregate of $260,000 was settled pursuant to the terms and provisions of a settlement agreement (the "ICI Settlement Agreement"). Pursuant to the terms and provisions of the Settlement Agreement:
(i) ICI agreed to settle such debt by entering into respective assignment agreements with certain creditors of ICI, who had also provided bona fide services to the Company pursuant to consulting and management services provided between the Company and International Market Trend AG ("IMT"), which services did not include directly or indirectly promotion or maintenance of a market for the Company's securities nor were rendered in connection with the offer or sale of securities in a capital-raising transaction; (ii) the Company agreed to accept the assignment by such creditor of that certain receivable as consideration for the payment of the exercise of the Stock Options granted to IMT and/or its employees or consultants at $1.00 per option to acquire shares of Common Stock of the Company; and (iii) the Company agreed to issue the shares of Common Stock in the name of the creditor in accordance with the respective notice and agreement of exercise of option. See "Part II. Other Information.
Item 2. Changes in Securities and Use of Proceeds".

         Mr. Grant Atkins, a director of the Company, is employed by ICI and is part of the management team provided by ICI to the Company, and derives remuneration from ICI for such services rendered to the Company. During the nine-month period ended September 30, 2003, Mr. Atkins received $25,875 from ICI as compensation for services rendered to the Company. In addition, $11,997 is owing to Mr. Atkins as at September 30, 2003 for expenses incurred on behalf of the Company.

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

         During the nine-month period ended September 30, 2003, an aggregate of $67,506 in fees was incurred to 442668 for services rendered by Dr. Jefferies to the Company under the GeneMax Pharmaceuticals Consulting Agreement. Based upon $-0- due and owing to 442668 at December 31, 2002, this resulted in $67,506 due and owing to 442668. During the nine-month period ended September 30, 2003, the Company paid $59,657 to 442668. As of September 30, 2003, an aggregate amount of $7,849 remains due and owing to 442668 by the Company.

         During the nine-month period ended September 30, 2003, Dr. Jefferies received $59,657 through 442668 as compensation for services rendered to the Company under the GeneMax Pharmaceuticals Consulting Agreement.

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

         During the nine-month period ended September 30, 2003, an aggregate of $78,865 in fees was incurred to Handford for services rendered by Handford to the Company under the GeneMax Pharmaceuticals Management Agreement. Based upon $16,332, which was due and owing to Handford at December 31, 2002, this resulted in $95,197 due and owing Handford. During the nine-month period ended September 30, 2003, the Company paid Handford $69,695. As of September 30, 2003, an aggregate amount of $25,502 remains due and owing to Handford by the Company.

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

         During the nine-month period ended September 30, 2003, an aggregate of $10,000 in fees was incurred to AL&A for services rendered to the Company under the GeneMax Pharmaceuticals Services Agreement. Based upon $12,500, which remained due and owing to AL&A at December 31, 2002, this resulted in $22,500 due and owing AL&A. During the nine-month period ended September 30, 2003, the Company paid AL&A $10,000. As of September 30, 2003, an aggregate amount of $12,500 remains due and owing to AL&A.

         During the nine-month period ended September 30, 2003, Mr. Lindsay received an aggregate of $10,000 through AL&A as compensation for services rendered to the Company under the GeneMax Pharmaceuticals Services Agreement.

         As of May 7, 2003, Mr. Lindsay tendered his resignation as a member of the board of directors of the Company. Therefore, as of May 7, 2003, the GeneMax Pharmaceuticals Services Agreement was terminated and no fees were incurred by the Company during the three-month period ended September 30, 2003.

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

         During the nine-month period ended September 30, 2003, an aggregate of $20,000 in fees was incurred to Davidson for services rendered by Davidson to the Company under the Davidson Agreement. During the nine-month period ended September 30, 2003, the Company paid Davidson $20,000. As of September 30, 2003, an aggregate amount of $-0- remains due and owing to Davidson by the Company.

         As of April 16, 2003, Mr. Davidson tendered his resignation as the Chief Financial Officer and a member of the board of directors of the Company. Therefore, as of April 16, 2003, the Davidson Agreement was terminated and no fees were incurred by the Company during the three-month period ended September 30, 2003.

         As discussed above, the increase in net loss during the nine-month period ended September 30, 2003 as compared to the nine-month period ended September 30, 2002 is attributable primarily to the increased scale and scope of overall corporate activity pertaining to the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine. The Company's net loss during the nine-month period ended September 30, 2003 was approximately ($3,148,188) or ($0.19) per common share compared to a net loss of approximately ($1,141,163) or ($0.09) per common share during the nine-month period ended September 30, 2002. The weighted average of common shares outstanding were 16,606,984 for the nine-month period ended September 30, 2003 compared to 12,543,866 for the nine-month period ended September 30, 2002.

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2002

         The Company's net losses during the three-month period ended September 30, 2003 were approximately ($993,149) compared to a net loss of approximately ($546,495) during the three-month period ended September 30, 2002 (an increase of $446,654).

         Net revenues during the three-month periods ended September 30, 2003 and 2002 were $-0-. Interest income of $96 was recorded for the three-month period ended September 30, 2002.

         During the three-month period ended September 30, 2003, the Company recorded operating expenses of $993,149 compared to $546,591 of operating expenses recorded during the three-month period ended September 30, 2002 (an increase of $446,558). The operating expenses incurred during the three-month period ended September 30, 2003 consisted primarily of the following: (i) $246,125 recorded as consulting fees relating to the grant of stock options compared to $-0- recorded as consulting fees relating to grant of stock options during the three-month period ended September 30, 2002; (ii) office and general expenses of approximately $171,935 compared to $17,711 incurred during the three-month period ended September 30, 2002; (iii) research and development of approximately $409,079 compared to $259,489 incurred during the three-month period ended September 30, 2002; (iv) professional fees of approximately $63,273 compared to $140,548 incurred during the three-month period ended September 30, 2002; (v) consulting fees of approximately $27,295 compared to $66,536 incurred during the three-month period ended September 30, 2002; (vi) management fees of approximately $57,175 compared to $43,990 incurred during the three-month period ended September 30, 2002; (vii) travel expenses of approximately $7,805 compared to $8,131 incurred during the three-month period ended September 30, 2002; and
(viii) depreciation expenses of approximately $10,462 compared to $10,186 incurred during the three-month period ended September 30, 2002. The overall increase in operating expenses, including the increase in office and general expenses and research and development expenses, is due primarily to the increased scale and scope of overall corporate activity pertaining to the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine.

         As discussed above, the increase in net loss during the three-month period ended September 30, 2003 as compared to the three-month period ended September 30, 2002 is attributable primarily to the increased scale and scope of overall corporate activity pertaining to the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine. The Company's net loss during the three-month period ended September 30, 2003 was approximately ($993,149) or ($0.06) per common share compared to a net loss of approximately ($546,495) or ($0.04) per common share during the three-month period ended September 30, 2002. The weighted average of common shares outstanding were 17,290,563 for the three-month period ended September 30, 2003 compared to 14,728,443 for the three-month period ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

         As of September 30, 2003, the Company's current assets were $89,253 and its current liabilities were $858,982, which resulted in a working capital deficit of $769,729. As of September 30, 2003, the Company's total assets were $172,468 consisting of: (i) $89,253 in current assets comprised of $83,253 in cash and $6,000 in prepaid expenses; and (ii) $83,215 in furniture and equipment (net of depreciation). As of September 30, 2003, the Company's total liabilities of $858,982 consisted primarily of: (i) $786,404 in accounts payable and accrued liabilities; and (ii) amounts due to related parties of $72,578 pertaining to the managerial and consulting agreements discussed above.

         As of September 30, 2003, the Company's stockholders' equity decreased to ($686,514) from ($659,646) at June 30, 2003.

         The Company has not generated positive cash flows from operating activities. For the nine-month period ended September 30, 2003, net cash flows used in operating activities was ($1,824,897) compared to ($852,322) of net cash flows used in operating activities for the nine-month period ended September 30, 2002 (an increase of $972,575). The increase in cash flows used in operating activities during the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002 resulted from: (i) a net loss of ($3,148,188) incurred during the nine-month period ended September 30, 2003 compared to a net loss of ($1,141,163) incurred during the nine-month period ended September 30, 2002; (ii) an increase in stock-based compensation to $807,625 during the nine-month period ended September 30, 2003 compared to $-0-during the nine-month period ended September 30, 2002; and (iii) an increase in accounts payable to $483,791 during the nine-month period ended September 30, 2003 compared to $258,294 during the nine-month period ended September 30, 2002.

         The Company's cash flows used in investing activities during the nine-month period ended September 30, 2003 was ($2,251) compared to cash flows from investing activities of $423,373 during the nine-month period ended September 30, 2002. The change in cash flows used in investing activities during the nine-month period ended September 30, 2003 compared to cash flows from investing activities during the nine-month period ended September 30, 2002 resulted primarily from pre-reverse acquisition advances from Eduverse.com in the amount of $250,000 recorded during the nine-month period ended September 30, 2002 compared to $-0- recorded during the nine-month period ended September 30, 2003 and cash acquired on reverse acquisition of Eduverse.com in the amount of $173,373 recorded during the nine-month period ended September 30, 2002 compared to $-0- recorded during the nine-month period ended September 30, 2003.

         Net cash flows from financing activities was $1,289,592 during the nine-month period ended September 30, 2003 compared to $421,481 in net cash flows from financing activities during the nine-month period ended September 30, 2002. The increase in net cash flows from financing activities during the nine-month period ended September 30, 2003 compared to the nine-month period ended September 30, 2002 resulted primarily from proceeds on sale and subscription of common stock in the amount of $988,000 compared to $311,500 during the nine-month period ended September 30, 2002 and from advances from related parties in the amount of $301,592 compared to $30,272 during the nine-month period ended September 30, 2002.

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

PLAN OF OPERATION

         As of the date of this Quarterly Report, management of the Company estimates that GeneMax Pharmaceuticals previously raised approximately $2,000,000 in funding and the Company has raised $3,548,850 in funding since the May 2002 announcement of the GeneMax Pharmaceuticals acquisition. Management of the Company believes that an estimated $14,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Cancer Vaccine and for corporate expenses and other expected development initiatives.

FUNDING

         As of the date of this Quarterly Report, the Company is engaged in a private placement offering under Rule 506 of Regulation D or Regulation S of the Securities Act of 1933, as amended (the "1933 Securities Act"). Pursuant to the terms of the private placement, the Company is offering 5,000,000 units in the capital of the Company (the "Unit"), at a subscription price of $1.00 per Unit, with each such Unit being comprised of one share of restricted common stock and one-half of one non-transferable share purchase warrant (the "Warrant"), and each such whole Warrant entitling the holder thereof to purchase one additional share of restricted common stock at an exercise price of $1.50 per Warrant for a period commencing on the date of the issuance of the Unit by the Company and ending on September 1, 2004. As of the date of this Quarterly Report, the Company has sold 545,350 Units at $1.00 per Unit, consisting of 545,350 shares of common stock and 262,500 Warrants, for aggregate gross proceeds of $545,350. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds."

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

         Management of the Company estimates that as of the date of this Quarterly Report, the Company has raised approximately $3,548,850 in funding, in addition to funds raised privately by GeneMax Pharmaceuticals prior to the acquisition. Management of the Company believes that an estimated $14,000,000 is required over the next three years for payment of expenses associated with the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Cancer Vaccine. The Company must raise additional capital to execute its business plan according to time schedules provided by management. Furthermore, the Company has not generated sufficient cash flow in the past to fund its operations and activities due primarily to the nature of lengthy
product   development   cycles  that  are  normal  to  the   biotech   industry.

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


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         (a) On approximately May 9, 2003, the Company initiated litigation against LOM Securities (Bermuda) Limited, LOM (Holdings) Limited, Brian Lines, and Black Corporations 1-100 (the "LOM Defendants"), by filing a Company and Demand for Jury in the United States District Court, State of Nevada, Case No. CV-N-03-0246-HDM-VPC (the "LOM Complaint"). The claims made by the Company against the LOM Defendants involve the alleged establishment, facilitation and participation, directly or indirectly, in activities allowing the LOM Defendants and others to establish and/or hold "short" positions in the Company's common stock and causing at least 1,916,833 restricted shares of common stock of the Company to be included in and reflected on investment account statements of clients of the LOM Defendants which were not, in fact, on deposit in such client accounts. The LOM Complaint further alleges that the LOM Defendant failed and refused to take reasonable measure or care with regard to their trading, clearing and/or transfer of shares of the Company and breached their respective duties in contravention of the laws and rules and regulations of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The claims against the LOM Defendants also specifically allege fraud and misrepresentation, negligence, conversion, deceptive trade practice, racketeering, interference with contracts and interference with prospective economic advantages. The Company is seeking damages in excess of $10,000,000.

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

         As of the date of this Quarterly Report, the B.C. Defendants have filed a statement of defense generally denying the allegations and counterclaiming for defamation relating to statements made by the Company about the litigation in news releases. The Claim has been modified to include further individual brokers as defendants and John or Jane Doe's 1-10. The Company recently filed a motion for document production and for records from the Canadian Depository and the parties have been engaged in preliminary discovery, which includes response to interrogatories, production of some documents and request for further production of documents. Management of the Company intends to aggressively pursue and continue its legal actions and to further review its potential legal remedies.

         (c) On approximately October 3, 2002, the Company initiated litigation against various broker-dealers, market makers and clearing agents (the U.S. Defendants") allegedly involved in the Naked Short Sales by filing a Complaint in the U.S. District Court for the District of Nevada, File No. S024914 (the "United States Complaint"). The claims made by the Company against the U.S. Defendants in the United States Complaint alleged unlawful "shorting" activities involving the Company's shares of common stock including fraud, negligence, violation of U.S. securities laws, racketeering (RICO) and conspiracy. The Company sought an injunction against the U.S. Defendants to enjoin the unlawful shorting activities and substantial damages, including punitive damages.

         As of the date of this Quarterly Report, the U.S. District Court dismissed the United States complaint for lack of standing to allege causes of action regarding securities issues under the 1933 Securities Act and the Securities Exchange Act of 1934, as amended, and as a result, the issues of the case were not heard.

         (d) On November 14, 2003, the Company and Alexander Cox, as shareholder of the Company, initiated litigation against various broker-dealers, market makers and clearing agents as named in the United States Complaint allegedly involved in the Naked Short Sales by filing a complaint in the "Second Judicial" District Court of the State of Nevada (the "State Complaint"). The claims made by the Company and Alexander Cox against the various defendants in the State Complaint mirror many of those allegations and causes of action contained in the United States Complaint, including unlawful "shorting" activities involving the Company's shares of common stock, fraud, negligence, violation of securities law, racketeering (RICO) and conspiracy.

         Except as disclosed above, management is not aware of any other legal proceedings contemplated by any governmental authority or other party involving the Company or its properties. No director, officer or affiliate of the Company is (i) a party adverse to the Company in any legal proceedings, or (ii) has an adverse interest to the Company in any legal proceedings. Management, however, is aware that the Securities and Exchange Commission filed a complaint in the United States District Court for the District of Maryland naming Agora Publishing and other defendants, which in the text of the complaint references Mr. James D. Davidson. In consideration of complications and controversy resulting from such litigation and the potential for negative investor perceptions, on April 16, 2003, Mr. Davidson tendered his resignation as the Chief Financial Officer and a director of the Company. On or about October 20, 2003, the United States District Court for the District of Maryland issued an order to the Securities and Exchange Commission to strike paragraphs 40-42 of the complaint so referencing Mr. Davidson on the grounds that they are immaterial, impertinent, scandalous and false. Management is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NON-QUALIFIED STOCK OPTION PLAN

         On May 15, 2002, the Board of Directors unanimously approved and adopted a stock option plan and on September 30, 2002, the Board of Directors approved the adoption of a new stock option plan (the "Stock Option Plan"), which provides authorization to the Board of Directors to grant up to 3,500,000 Stock Options to directors, officers, employees and consultants of the Company and its subsidiaries. On April 16, 2003, the Board of Directors of the Company unanimously approved and ratified the adoption of an amendment to the Stock Option Plan, which provides authorization to the Board of Directors to grant up to a total number of stock options not to exceed 4,500,000 to directors, officers, employees and consultants of the Company and its subsidiaries.

         GRANTS OF OPTIONS

         In accordance with the terms and provisions of the Stock Option Plan, and as of the date of this Quarterly Report, the Board of Directors of the Company has granted an aggregate of 3,795,000 stock options as follows: (i) 1,740,000 stock options and 395,000 incentive stock options exercisable at $1.00 per share to previous holders of stock options of GeneMax Pharmaceuticals to replace stock options previously granted by GeneMax Pharmaceuticals at $0.60 per share; (ii) 1,000,000 stock options at $0.50 per share to ICI and/or its employees or consultants who, in such capacities, rendered bona fide services on behalf of the Company including, but not limited to, administrative and managerial (which shares were subject to an S-8 registration statement filed with the Securities and Exchange Commission); (iii) 20,000 stock options at $5.50 per share; (iv) 15,000 stock options at $7.50 per share; (v) 100,000 stock options at $8.50 per share; (vi) 25,000 stock options at $1.90 per share; and
(vii) 500,000 stock options at $1.00 per share to International Market Trend AG ("IMT") or its employees or consultants who, in such capacities, rendered bona fide services on behalf of the Company including but not limited to, administrative and managerial (which shares were subject to an S-8 registration statement filed with the Securities and Exchange Commission on August 12, 2003).

         During the nine-month period ended September 30, 2003, the Company re-priced 100,000 stock options originally at $8.50 (granted to Dr. Karl Hellstrom, a director of the Company), 20,000 stock options originally at $5.50 and 15,000 stock options originally at $7.50 all to a new exercise price of $1.75 per share; subsequent to the nine-month period ended September 30, 2003, the Company re-priced all of these 135,000 stock options from $1.75 per share to a new exercise price of $1.15 per share. Moreover, during the three-month period ended September 30, 2003, the Company re-priced 25,000 stock options originally at $1.90 to a new exercise price of $1.15 per share. During the nine-month period ended September 30, 2003, a total of 350,000 share options have been forfeited.

         EXERCISE OF OPTIONS

         Of the 3,795,000 stock options granted, and as of the date of this Quarterly Report: (i) 1,000,000 stock options have been exercised at $0.50 per share for aggregate proceeds of $500,000 by employees or consultants of ICI in accordance with the terms of the respective notice and agreement of exercise of option; (ii) 25,000 stock options have been exercised at $1.00 per share for aggregate proceeds of $25,000 in accordance with the terms of the notice and agreement of exercise of option; and (iii) 500,000 stock options have been exercised at $1.00 per share for aggregate proceeds of $185,00 and $315,000 in settlement and assignment of debt as described below by employees or consultants of IMT in accordance with the terms of the respective notice and agreement of exercise of option.

         ICI. As of September 2, 2003, the Company was indebted to ICI in the amount of $260,000 (the "Debt"). ICI and certain creditors of ICI, who also had performed bona fide services to the Company pursuant to the Management Services Agreement with IMT (the "Designate"), entered into respective assignment agreements dated September 2, 2003 pursuant to which ICI assigned a portion of its right, title and interest in the Debt to such Designate in satisfaction and release of the debt due and owing such creditor by ICI (the "Receivable"). Subsequently, such Designate and the Company entered into a respective assignment agreement dated September 2, 2003 (collectively, the "Assignment Agreement"). Pursuant to the terms of the Assignment Agreement, the Designate assigned to the Company the Receivable as consideration for cash payment for the exercise of the aggregate of 260,000 Stock Options at $1.00 per option pursuant to the terms of respective notice and agreements of exercise of options.

         NEWPORT CAPITAL CORP. As of October 9, 2003, the Company was indebted to Newport Capital Corp. ("Newport") in the amount of $100,000 pursuant to advances (the "Debt"). Newport and certain creditors of Newport, who also had performed bona fide services to the Company (the "Designate"), entered into respective assignment agreements dated October 9, 2003 pursuant to which Newport assigned a portion of its right, title and interest in $55,000 of the Debt to such creditor in satisfaction and release of the debt due and owing such Designate by Newport (the "Receivable"). Subsequently, such Designate and the Company entered into a respective assignment agreement dated September 2, 2003 (collectively, the "Assignment Agreement"). Pursuant to the terms of the Assignment Agreement, the Designate assigned to the Company the Receivable as consideration for cash payment for the exercise of the 55,000 Stock Options at $1.00 per option pursuant to the terms of respective notice and agreement of exercise of options.

         As of the date of this Quarterly Report, an aggregate of 500,000 Stock Options have been exercised at $1.00 per option as described above and the Company has issued 500,000 shares of its Common Stock to such Designates.

PRIVATE PLACEMENT OFFERING

         As of the date of this Quarterly Report, the Company engaged in a private placement offering under Regulation S and Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Securities Act"). Pursuant to the terms of the private placement, the Company is offering 5,000,000 units in the capital of the Company (the "Unit"), at a subscription price of $1.00 per Unit, with each such Unit being comprised of one share of restricted common stock and one-half of one non-transferable share purchase warrant (the "Warrant"), and each such whole Warrant entitling the holder thereof to purchase one additional share of restricted Common Stock at an exercise price of $1.50 per Warrant for a period commencing on the date of the issuance of the Unit by the company and ending on September 1, 2003. As of the date of this Quarterly Report, the Company has sold 545,350 Units at $1.00 per Unit, consisting of 545,350 shares of Common Stock and 272,625 Warrants, for aggregate gross proceeds of $545,350. The per share price of the offering was arbitrarily determined by the Board of Directors based upon analysis of certain factors including, but not limited to, stage of development, industry status, investment climate, perceived investment risks, assets and net estimated worth of the Company. The Company issued shares of common stock to sixteen investors, all of which were deemed accredited investors as that term is defined under Regulation
D. The investors executed subscription agreements and acknowledged that the securities to be issued have not been registered under the 1933 Securities Act, that the investors understood the economic risk of an investment in the securities, and that the investors had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities. No underwriter was involved in the transaction.

         PARC PLACE INVESTMENTS AG

         On September 30, 2003, the Company and Parc Place Investments AC ("Parc Place") entered into a financial consulting services agreement (the "Agreement"). Pursuant to the terms and provisions of the Agreement: (i) Parc Place agreed to be engaged as a financial consultant to the Company and to render advice, consultation, information and services, including services pertaining to the private placement offering discussed above; and (ii) the Company agreed to pay to Parc Place an aggregate of up to twenty percent (20%) of the capital raised in the private placement offering, such amount to be paid in cash up to a maximum of ten percent (10%) of the capital raised and balance by issuance of shares of its restricted Common Stock at $0.001 per share.

         As of the date of this Quarterly Report, the Company has issued 44,135 shares of its restricted Common Stock to Parc Place.

         The following table sets forth the name and address, as of the date of this Quarterly Report, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Quarterly Report. As of the date of this Quarterly Report, there are 17,913,004 shares of Common Stock issued and outstanding.

--------------------------------------------------------------------------------
Title of Class    Name and Address of       Amount and Nature         Percent of
                   Beneficial Owner             of Class                 Class
--------------------------------------------------------------------------------

                                                      (1)(2)
Common Stock      James D. Davidson             1,316,666                 7.35%
                  321 S. St. Asaph Street
                  Alexandria, Virginia 22314

                                                      (1)(3)
Common Stock      Ronald L. Handford            1,266,000                 7.06%
                  3432 West 13th Avenue
                  Vancouver, British Columbia
                  Canada V5Y 1W1

                                                      (1)(4)
Common Stock      442668 B.C. Ltd.              3,270,465                18.26%
                  12596 23rd Avenue
                  Surrey, British Columbia
                  Canada V4A 2C2

                                                      (5)
Common Stock      Dr. Karl Hellstrom              100,000                 0.005%
                  720 Broadway
                  Seattle, Washington 98122

Common Stock      Grant R. Atkins                       0                 0%
                  435 Martin Street, Suite 2000
                  Blaine, Washington 98230

                                                    (6)
Common Stock      All current officers          4,636,465                34.00%
                  and directors as a group
                  (4 persons)
--------------------------------------------------------------------------------
(1)
   These are restricted shares of common stock.
(2)
   Mr. James Davidson was an initial founding shareholder of GeneMax Pharmaceuticals. This figure includes (a) 788,333 shares of common stock held of record by Mr. Davidson; (b) an aggregate of 500,000 shares of common stock held of record by Mr. Davidson's two minor children, respectively, over which Mr. Davidson has sole voting and disposition rights; (c) an assumption of the exercise of an aggregate of 13,333 warrants exercisable into 13,333 shares of common stock at the rate of $0.75 per share expiring on May 1, 2006; and (d) an assumption of the exercise by Mr. Davidson of an aggregate of 15,000 warrants exercisable by Mr. Davidson into 15,000 shares of common stock at the rate of $1.00 per share expiring December 1, 2005. This figure does not include an assumption of the exercise by Mr. Davidson of an aggregate of 150,000 stock options to acquire 150,000 shares of common stock at $1.00 per share, which exercise rights expired on July 15, 2003 and were forfeited by Mr. Davidson in accordance with the terms of the stock option plan pursuant to Mr. Davidson's resignation as the Chief Financial Officer and a director of the Company. As of the date of this Quarterly Report, no warrants have been exercised.

(3)
   Mr. Ronald Handford is an initial founding shareholder of GeneMax Pharmaceuticals. This figure includes (a) 808,000 shares of common stock held of record by Mr. Handford; (b) 100,000 shares of common stock held of record by Handford Management Inc. over which Mr. Handford has sole voting and disposition rights; (c) an assumption of the exercise by Mr. Handford of an aggregate of 8,000 warrants into 8,000 shares of common stock at $0.75 per share expiring December 1, 2005; and (d) an assumption of the exercise by Mr. Handford of an aggregate of 350,000 stock options to acquire 350,000 shares of common stock at $1.00 per share. On approximately May 4, 2003, the 325,000 shares of common stock previously held of record by Aberdeen Holdings Limited and the 325,000 shares of common stock previously held of record by Latitude 32 Holdings Ltd. were transferred to Mr. Handford as the holder of record. As of the date of this Quarterly Report, no warrants nor stock options have been exercised.
(4)
   Dr. Wilfred Jefferies is an initial founding shareholder of GeneMax Pharmaceuticals. Dr. Jefferies has sole voting and disposition rights over the 2,770,465 shares of common stock held of record by 442668 B.C. Ltd. This figure also includes an assumption of the exercise by Dr. Jefferies of an aggregate of 500,000 stock options to acquire 500,000 shares of common stock at $1.00 per share. As of the date of this Quarterly Report, no stock options have been exercised.
(5)
  This figure includes the assumption of the exercise by Dr. Hellstrom of an aggregate of 100,000 stock options to acquire 100,000 shares of common stock at $8.50 per share (which have been re-priced to $1.15 per share). As of the date of this Quarterly Report, 68,750 stock options have vested and the remaining stock options will vest over the next fifteen months. As of the date of this Quarterly Report, no stock options have been exercised.
(6)
  This figure includes the assumption of the exercise of an aggregate of 8,000 warrants into 8,000 shares of common stock and the assumption of the exercise of 950,000 stock options into 950,000 shares of common stock.

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

                                        GENEMAX CORP.

Dated: November 13, 2003                By: /s/ Ronald L. Handford
                                        ------------------------------
                                        President/Chief Executive Officer



Dated: November 13, 2003               By: /s/ Grant R. Atkins
                                       ---------------------------------
                                       Chief Financial Officer