Form 10KSB
period 2003-12-31
GENEMAX CORP
filed 2004-04-14
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

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


                         1681 Chestnut Street, Suite 400
                           Vancouver, British Columbia
                                 Canada V6J 4M6
                    ________________________________________
                    (Address of Principal Executive Offices)

                                 (604) 331-0400
                           ___________________________
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         ______________________________
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended July 31, 2003 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 29, 2004 was approximately $17,575,188.70 based upon the average bid and ask price on that date.

      The number of shares of the Registrant's Common Stock outstanding as of March 29, 2004 was 20,103,875.

                                TABLE OF CONTENTS
                                                                            PAGE
PART I

     Item 1.      Description of Business......................................1

     Item 2.      Description of Property.....................................23

     Item 3.      Legal Proceedings...........................................23

     Item 4.      Submission of Matters to a Vote of Security Holders.........24

PART II

     Item 5.      Market for Common Equity and Related
                   Stockholder Matters      ..................................24

     Item 6.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.......................27

     Item 7.      Financial Statements .......................................33

     Item 8.      Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure.......................33

     Item 8A.     Controls and Procedures   ..................................33

PART III

     Item 9.      Directors, Executive Officers, Promoters and Control
                    Persons; Compliance With Section 16(a)
                   of the Exchange Act      ..................................33

     Item 10.     Executive Compensation......................................37

     Item 11.     Security Ownership of Certain Beneficial Owners and
                    Management................................................42

     Item 12.     Certain Relationships and Related Transactions..............44

     Item 13.     Exhibits and Reports on Form 8-K............................45

     Item 14.     Principal Accountant Fees and Services......................46

SIGNATURES....................................................................47

Financial Statements ........................................................F-1

Notes to Financial Statements................................................F-9

                           FORWARD LOOKING STATEMENTS

         Statements made in this Form 10-KSB that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

         GeneMax Corp. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by accessing the Commission's website at http://www.sec.gov.

REFERENCES

In this Annual Report, the terms "we," "us," and the "Company" refer to GeneMax Corp. and, where the context so requires or suggests, our direct and indirect subsidiaries. References to "dollars" or "$" are to United States Dollars. "Euros" or "(euro)" are to the European Monetary Union's Currency and "CDN" are to Canadian Dollars.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS HISTORY AND DEVELOPMENT

         GeneMax Corp., a Nevada corporation, currently trades on the OTC Bulletin Board under the symbol "GMXX" and the Frankfurt and Berlin Stock Exchanges under the symbol "GX1". GeneMax Corp. is referred to in this Form 10-KSB as the "Company".

         The Company was incorporated under the laws of the State of Nevada in 1991 under the name "Ward's Futura Automotive Ltd." The Company changed its name to "Perfect Future Ltd." on December 20, 1995 to "Eduverse Accelerated Learning Systems Inc." on June 11, 1998 and to "Eduverse.com" on May 19, 1999. Effective July 15, 2002, pursuant to a share exchange agreement, the Company completed the acquisition of GeneMax Pharmaceuticals Inc., a Delaware corporation ("GeneMax Pharmaceuticals") in a reverse merger and changed its name to "GeneMax Corp." See Material Agreements - "Share Exchange Agreement."

         The  Company's   wholly  owned  operating   subsidiaries   are  GeneMax
Pharmaceuticals and the wholly owned subsidiary of GeneMax Pharmaceuticals is GeneMax Pharmaceuticals Canada Inc., a British Columbia corporation.

RECENT DEVELOPMENTS

         NAKED SHORT SELLING LITIGATION

         The Company is engaged in legal proceedings in Nevada and British Columbia against certain defendants in which the Company has alleged illegal naked short selling of the Company's shares of common stock. A "naked short sale" occurs when the stock is shorted, the short positions are not declared, shares are not borrowed to cover the short sale, and the shares are sold without delivery of the stock to the purchaser. The Company's actions come in response to the sale of "phantom shares" in the Company's common stock due to the lack of actual delivery of real shares sold in those transactions by either legal short sale borrow or by certificated delivery as required by the Company's bylaws. For a complete description of the litigation, See "Item 3. Legal Proceedings."

         CUSTODY ONLY SHARE TRANSFER

         On July 29, 2002, the Company's bylaws were amended to reflect that the Company's shares of common stock be transferred only within the provisions of "certificate only" or "custody only." Under "certificate only" or "custody only trading," the Company implemented a share transfer system, which requires that any transfers of the Company's common stock be made only by delivery of physical stock certificates. Once received by the Company's transfer agent, the certificates of the selling shareholder are cancelled and a new certificate for the same number of shares is issued in the buyer's name. Under "certificate only" or "custody only trading," no certificates are issued in the name of Depository Trust Company (DTC), Cede & Co. or any other nominee.

         PRODUCTION AGREEMENT WITH MOLECULAR MEDICINE BIOSERVICES, INC.

         On March 18, 2003, the Company entered into a production service agreement with Molecular Medicine BioServices, Inc. for the production of its clinical vector for delivery of the Transporters Associated with Antigen Processing ("TAP") genes used in the Company's lead product, an immunotherapy aimed at a wide variety of carcinomas. For a complete description of the production service agreement see Material Contracts - "TAP Cancer Vaccine Production Service Agreement."

         NEW LICENSES

         On February 16, 2004, the Company added to its technology portfolio by expanding the license with the University of British Columbia ("UBC"), to include a technological method that identifies novel, tumor associated antigens produced by cancers. Management believes that this technology can be used to screen and select new drugs that regulate immune responses. For a complete description of the license, see " - Material Contracts - Cancer Immunotherapy Technology License Agreement."

         On October 21, 2003, the Company entered into a Biological Materials Transfer Agreement with the National Institute of Allergy and Infectious Diseases ("NIAID") for the use of NIAID's Modified Vaccinia Ankara virus in the Company's research, product development and marketing. For a complete description of the Biological Materials Transfer Agreement, see " - Material Contracts - "NIAID Biological Materials Transfer Agreement."

         On August 7, 2003, the Company, through its wholly-owned subsidiary, GeneMax Pharmaceuticals entered into a research license and option agreement with Crucell Holland B.V. ("Crucell") for a non-exclusive worldwide license to use Crucell's adenovirus technology and obtained an option to manufacture, use, offer for sale, sell and import products using the adenovirus technology in the therapy of human subjects by administering to a subject an adenoviral vector including, but not limited to, therapeutic gene sequence(s). For a complete description of the research license and option agreement, see " - Material Contracts - "TAP Cancer Vaccine Production Service Agreement."

         On February 11, 2003, the License Agreement with the Company, through its wholly-owned subsidiary, GeneMax Pharmaceuticals, UBC and Dr. Wilfred A. Jefferies was amended to add a "Method for identifying new tumor antigens" to the technology.

         NEW DIRECTORS AND FORMATION OF AUDIT COMMITTEE

         On January 1, 2004, the Company appointed Dr. Terry Pearson and Mr. Norman MacKinnon as members of the board of directors. See "Biographies of Directors and Officers" for the biographies of Dr. Pearson and Mr. MacKinnon. Effective February 13, 2004, the Company established an audit committee and approved an audit charter under which the audit committee operates. The Company appointed Mr. MacKinnon as Chairman of the audit committee and Dr. Hellstrom and Dr. Pearson as members. See "Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

         TERMINATION OF CONSULTING CONTRACTS

         Effective December 31, 2003, the Company accepted the resignation of Investor Communications International, Inc. and IMT for the performance of certain management services to the Company.

BUSINESS OPERATIONS

         The Company is a biotechnology company whose strategic vision is to develop and market products specializing in the application of the latest discoveries in cellular and molecular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection. The Company's technologies are based on an understanding of the function of a protein "pump" within cells that is essential in the processing of tumor antigens, known as TAP. The Company currently has none of its product candidates on the market and is focusing on the development and testing of its product candidates.

         Cancer is a disease in which cells become abnormal and fail to respond to the body's normal control mechanisms. As a result, the cancerous cells proliferate in an uncontrolled manner, invade nearby tissues and may spread to other parts of the body. Ultimately, if the cancer is not controlled, it can result in failure of body functions and death. Many cancers are characterized by defects in the antigen presentation pathway, which result in the cancer becoming invisible to the immune system. This allows the cancer to continue to proliferate and spread.

         The current standard therapies for cancer treatment include surgery, radiation therapy and chemotherapy. However, management of the Company believes that these treatments are not precise in targeting only cancerous cells and often fail to remove or destroy all of the cancer. The remaining cancer cells may then grow into new tumors, which can be resistant to further chemotherapy or radiation, which may result in death. In the United States, statistics reflect that cancer is the second leading cause of death, with an estimated 600,000 deaths from cancer annually.

IMMUNOTHERAPY FOR CANCER

         Management believes that there is a critical need for more effective cancer therapies. Management further believes that the global market for effective cancer treatments is large, and that immunotherapies representing potential treatments for metastatic cancer are an unmet need in the area of oncology.

         It has been known for several years that the human immune system has the potential to clear cancers from the body based on clinical observations that some tumors spontaneously regress when the immune system is activated. Most cancers are not very "immunogenic," meaning that the cancers are not able to induce an immune response because they no longer express sufficient levels of key proteins on their cell surface (known as "Major Histocompatability Class 1" or "MHC Class I proteins"). In healthy cells, these proteins provide the information to the immune system that defines whether the cell is healthy or, in the case of cancer or viral infection, abnormal. If the MHC Class I proteins signal that the cells are abnormal, then the immune system T-cells are activated to attack and kill the infected or malignant cell.

         Management   believes  that   generally,   the  steps  in  the  antigen
presentation pathway are:

         1. abnormal or foreign proteins from the cytoplasm of a cell are broken down into peptides by an enzyme complex;

         2. the TAP protein then assists in transporting these antigen peptides into the endoplasmic reticulum (the "ER"), which is a cellular compartment where the MHC Class I proteins are assembled;

         3. in the ER, the antigen peptides are attached to the MHC Class I proteins and then transferred to the cell surface where they signal the immune system that the cell should be destroyed; and

         4. the immune system then recognizes the complex and activates T cells to attack and kill the infected or cancerous cells.

         In many solid cancer tumors, the TAP protein system does not function and, therefore, the immune system is not stimulated to attack the cancer. Management believes that although a number of cancer therapies have been developed that stimulate the immune system, these approaches have often proven ineffective because the cancers remain invisible to the immune system due to the lack of or low expression of the TAP protein.

         By restoring TAP expression to TAP-deficient cells, the MHC Class I protein peptide complexes can signal the immune system to attack the cancer. The Company's strategic vision is to be a product-driven biotechnology company, focusing primarily on use of its patented TAP technology to restore the TAP function within cancerous cells, thus making them immunogenic. The Company intends to develop the TAP technology for use as a therapeutic cancer vaccine that management believes will restore the normal immune recognition. Management believes that this cancer vaccine strategy is the only therapeutic approach that addresses this problem of "non-immunogenicity" of cancer. Management believes that this therapy may have a strong competitive advantage over other cancer therapies, since restoring the TAP protein will direct the immune system to specifically target the cancerous cells without damaging healthy tissue.

PRODUCT CANDIDATES

         The following disclosure summarizes the product candidates of the Company and the status of their development.

         TAP CANCER VACCINE

         The Company has developed a therapeutic cancer vaccine which includes the patented use of the TAP-1 gene to restore the TAP protein (the "TAP Cancer Vaccine"). The TAP Cancer Vaccine is targeted at those cancers that are deficient in the TAP protein, which include commonly occurring breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

         Management believes that the TAP Cancer Vaccine will deliver the genetic information required for expression of the TAP protein, thus "turning on" the defective TAP signaling system within the cancer cells. These cancer cells would then transport cancer antigen peptides to the cell surface using the individual's specific MHC Class I proteins. As a result, management believes that the immune response would be targeted to the entire repertoire of cancer antigen peptides produced by the cancer cell, rather than just to a single cancer antigen, as delivered by usage of current cancer vaccines. The TAP Cancer Vaccine would allow the immune response to respond to the cancer even if the TAP protein and genetic information is only delivered to a small portion of the cancer cells. In addition, the TAP Cancer Vaccine would generate a strong immune response to any TAP-deficient cancer, regardless of the patient's individual genetic variability either in the MHC Class I proteins or in the cancer-specific proteins and resultant peptides.

         In general, a "cancer vaccine" is a therapy that stimulates the immune system to attack tumors. Management believes that most current cancer vaccines contain either cancer-specific proteins that directly activate the immune system or contain genetic information, such as DNA, that encodes these cancer-specific proteins. Management believes that there are a number of key conditions that must be met before a cancer vaccine can be effective in generating a therapeutic immune response: (i) the cancer antigen peptide delivered by the vaccine has to be recognized by the immune system as "abnormal" or "foreign" in order to generate a strong and specific T-cell response; (ii) the same cancer antigen peptide has to be displayed on the surface of the cancer cells in association with the MHC Class I proteins; and (iii) these cancer antigen peptides then have to be sufficiently different from normal proteins in order to generate a strong anti-tumor response.

         If these conditions are all met, then management believes that such cancer vaccines should generate a sufficiently strong immune response to kill the cancer cells. However, the identification of suitable cancer-specific antigen proteins to use in these therapeutic vaccines has proven extremely complex. In addition, the MHC Class I proteins are highly variable, with over 100 different types in humans and, as a result, any one-cancer antigen peptide will not produce an immune response for all individuals. Cancers are "genetically unstable" and their proteins are highly variable, so that the selected cancer antigen protein may result in the immune system only attacking a small subset of the cancerous cells.

         The Company's objective is to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells. Management believes that the TAP Cancer Vaccine strategy is the only therapeutic approach that addresses this problem of "non-immunogenicity" of cancer and believes that the TAP Cancer Vaccine overcomes many of the problems associated with current cancer vaccines. Management believes that this therapy will have a strong competitive advantage over other cancer therapies, since restoring the TAP protein will direct the immune system to specifically target the cancerous cells without damaging healthy tissue.

TAP CANCER VACCINE DEVELOPMENT PROGRAM

         The Company is currently developing the TAP Cancer Vaccine at the University of British Columbia Biomedical Research Centre (the "BRC") under a collaborative research agreement. See "Item 1. Description of Business - Strategic Alliance."

         Management believes that the key milestone of efficacy in animal models of cancer has been attained and that other scientific research teams have independently validated the experimental data from these animal studies. The proof of principle for the TAP technology as a cancer vaccine was established in research conducted during the last ten years in the laboratory at the BRC by Dr. Wilfred Jefferies, a director and executive officer of the Company. The initial studies were conducted using a small-cell lung cancer cell line that was derived from an aggressive, metastatic cancer. These cells have multiple defects in the "antigen presentation pathway" in that they are not detected by the immune system. When the TAP protein was introduced into these cells, antigen presentation was restored. In addition, a series of animal studies have demonstrated the ability of TAP to restore an immune response. This study was published in Nature Biotechnology (Vol. 18, pp. 515-520, May 2000). Management believes that the TAP technology has been further validated in melanoma.

         Management believes that the expected competitive advantages of the TAP technology include: (i) efficacy against secondary cancerous growths remote from the primary tumor; (ii) no MHC Class 1 restrictions on the genetics of the tumors or individuals; (iii) non-toxicity to normal cells; and (iv) complementary to and synergistic with other therapeutics.

PRE-CLINICAL TESTING.

         The Company has substantially completed pre-clinical testing of its TAP Cancer Vaccine, which included the evaluation of several strains of vaccinia and adenovirus vectors to assess their respective ability to deliver the correct genetic information allowing expression of the TAP protein in tumors, the selection and licensing of the vector from Crucell and the identification and entering into the Production Services Agreement with Molecular Medicine BioServices, Inc., a good manufacturing practice manufacturer for subsequent production of the TAP Cancer Vaccine. See "Material Agreements" - "Production Service Agreement." The Company has to complete the performance of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity. In addition, the Company must complete initial vaccine production, and develop internal and external clinical trials, support personnel and infrastructure before commencing clinical trials.

         Once the formal pre-clinical testing is completed, the Company intends to compile and summarize the data and submit it to the United States Federal Drug Administration ("FDA") and/or the Canadian Health Canada ("HC") and/or other national regulatory agencies, in the form of an investigational new drug application (the "IND"). The IND will include data on vaccine production, animal studies and toxicology studies, as well as proposed protocols for the Phase I human clinical trials.

PHASE I HUMAN CLINICAL TRIALS.

         Management believes that, subject to the completion of remaining pre-clinical work and financing estimated at approximately $5,000,000, the Phase I human clinical trials will commence in early fiscal year 2005. The Company intends to conduct the Phase I human clinical trials at the British Columbia Cancer Agency in Vancouver, British Columbia or other alternative locations under evaluation. These trials will be conducted in respect of certain carcinomas. The Company has presented information on the TAP Cancer Vaccine to members of the Department of Advanced Therapeutics of the British Columbia Cancer Agency. The Phase I trials will generally be designed to provide data on the safety of the TAP Cancer Vaccine when used in humans.

         Clinical trials to support IND's are typically conducted in three sequential phases, although the phases may overlap. During Phase I, there is an initial introduction of the therapeutic candidate into healthy human subjects or patients. The drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to assess the clinical activity of the drug in specific targeted indications, assess dosage tolerance and optimal dosage and continue to identify possible adverse effects and safety risks. If the therapeutic candidate is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

         PEPTIDE TRANSFER ASSAY

         The Company is developing potential products that may stimulate or interrupt the chain of events involved in certain immune system-related diseases. The Company is developing a peptide transfer assay, which is a cell-based assay designed to evaluate compounds and drugs for their ability to stimulate or suppress the immune response (the "Peptide Transfer Assay"). The Peptide Transfer Assay will be used to identify compounds effective in the treatment of cancer, infectious diseases, autoimmune diseases and transplant rejection. Autoimmune diseases include, but are not limited to, psoriasis, rheumatoid arthritis, multiple sclerosis, myasthenia gravis and diabetes. T cells and antibodies in the body's immune system normally identify and destroy foreign substances and cancerous cells. Autoimmune diseases are generally caused by the abnormal destruction of healthy body tissues when T cells and antibodies react against normal tissue.

         Management believes that the Peptide Transfer Assay is ready for development for high-throughput screening and partnering. High-throughput screening is the use of robotics and automated industrial processes used to speed up the drug discovery process, testing large number of compounds against certain targets.

         SCREEN FOR REGULATORS OF ANTIGENICITY

         The Company has recently licensed drug discovery technology that can be used to identify small molecule regulators of the immune response (the "Screen for Regulators of Antigenicity Technology"). Management believes the Screen for Regulators of Antigenicity Technology can be used to screen and select new drugs that regulate immune responses. Management believes that the Screen for Regulators of Antigenicity Technology has relevance to both cancers and viral diseases and in modulating transplant rejection and autoimmune diseases. The Company intends to establish a drug discovery and development division incorporating the Screen for Regulators of Antigenicity Technology and the Peptide Transfer Assay to build a pipeline of products to treat immune-related diseases.

PRODUCT CANDIDATES' TARGET MARKET AND STRATEGY

         The Company is currently focused primarily on the oncology market. Cancer encompasses a large number of diseases that affect many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers.

         Management believes that the FDA will approve the first cancer vaccine within the next several years. Based upon recent market reports, Management believes that the market for cancer vaccines will be approximately $2 billion by 2007, with a compounded annual growth rate of 104%. Management's goal is for the TAP Cancer Vaccine could secure a portion of this market.

         Management believes that the Peptide Transfer Assay will be of significant interest to pharmaceutical companies, companies with natural product libraries, anti-sense or gene libraries or proprietary rights to chemical compounds (e.g. combinatorial chemistry companies).

STRATEGIC ALLIANCE

         GeneMax Pharmaceuticals and the BRC Biotechnology Laboratory at UBC entered into a contract research agreement to carry out further development of the TAP technologies as a cancer vaccine and other commercial products, and to provide GeneMax Pharmaceuticals with the option to acquire the rights to commercialize any additional technologies developed under the agreement. See "Material Agreements - "Collaborative Research Agreement with UBC."

MATERIAL AGREEMENTS

         SHARE EXCHANGE AGREEMENT

         Effective  May 9,  2002,  Eduverse.com,  GeneMax  Pharmaceuticals,  the
shareholders of GeneMax Pharmaceuticals (the "GeneMax Shareholders"), and Investor Communications International, Inc., a Washington corporation ("ICI") entered into a share exchange agreement (the "Share Exchange Agreement"). In accordance with the terms of the Share Exchange Agreement and the securities laws of Canada, a Directors' Circular dated July 15, 2002 (the "Directors'
Circular") was distributed to certain management, insiders and directors of GeneMax Pharmaceuticals (the "Canadian GeneMax Shareholders"). Pursuant to the Share Exchange Agreement, the Company acquired one hundred percent (100%) of the issued and outstanding shares of common stock of GeneMax Pharmaceuticals in exchange for 11,231,965 restricted shares of common stock plus 200,000 restricted shares of common stock for a finder's fee. The Company also agreed to issue an additional 188,154 restricted shares of common stock in settlement of $188,154 of accrued GeneMax Pharmaceuticals management, consulting and research and development fees.

         Effective July 15, 2002, pursuant to a definitive Share Exchange Agreement, the Company commenced the closing and acquired 5,880,304 shares of GeneMax Pharmaceuticals from non-British Columbia shareholders of GeneMax Pharmaceuticals in exchange for the issuance of 5,880,304 restricted shares of common stock. The Company also issued a take-over bid circular to British Columbia GeneMax Pharmaceuticals shareholders and acquired a further 4,487,001 shares of GeneMax Pharmaceuticals in exchange for 4,487,001 restricted shares of common stock. During 2002, the Company completed the acquisition by acquiring the remaining 864,660 shares of GeneMax Pharmaceuticals in exchange for 864,660 restricted shares of common stock. Also, 744,494 outstanding GeneMax Pharmaceuticals common stock purchase warrants were exchanged on a one for one basis for the Company's common stock purchase warrants with identical terms and conditions and the Company issued 2,135,000 stock options to holders of GeneMax Pharmaceuticals stock options. All GeneMax Pharmaceuticals stock options and common stock purchase warrants were then cancelled. As a result of this transaction, the former stockholders of GeneMax Pharmaceuticals owned 75% of the 15,320,119 total issued and outstanding shares of the Company as at July 15, 2002.

         Pursuant to the Share Exchange Agreement, Directors' Circular and related settlement agreements, there were an aggregate of 744,494 warrants issued, of which 110,334 warrants were issued convertible into 110,334 shares of common stock at an exercise price of $2.50 per share expiring on September 1, 2002 and 50,000 warrants were issued convertible into 50,000 shares of common stock at an exercise price of $1.00 per share expiring on October 4, 2003 for an aggregate of 160,334 warrants. The 110,334 warrants were not converted by the holders thereof into shares of common stock and expired on their terms. Thus, as of the date of this Annual Report, there are an aggregate of 634,160 warrant instruments issued comprised of the following: (i) 277,500 warrants issued and outstanding which may be converted into 277,500 shares of common stock at the rate of $1.00 per share expiring December 1, 2005; (ii) 175,000 warrants issued and outstanding which may be converted into 175,000 shares of common stock at the rate of $1.00 per share expiring May 1, 2006; and (iii) 181,660 warrants issued and outstanding which may be converted into 181,660 shares of common stock at the rate of $0.75 per share expiring May 1, 2006.

         The share exchange was accounted for as a recapitalization using accounting principles applicable to reverse acquisitions with Genemax Pharmaceuticals being treated as the accounting parent and the Genemax Corp. being treated as the accounting subsidiary.

         VOLUNTARY POOLING AGREEMENT

         On May 9, 2002, the Company, certain shareholders and Global Securities Transfer Inc., the Company's stock transfer agent ("Global Securities"), entered into a voluntary pooling agreement effective July 15, 2002 (the "Pooling Agreement"). The Pooling Agreement provides that certain shareholders of the Company (the "Pooled Shareholders") holding collectively 9,158,280 shares of common stock (the "Pooled Shares") agreed to a restrictive holding period for the Pooled Shares. The Pooling Agreement provides that the Pooled Shares will not be traded, will not become available for trading and will not be released to the shareholders to enable them to be sold until certain future release dates. The initial ten percent (10%) of the Pooled Shares (the "First Release Date") was to be released to the Pooled Shareholders on or about July 15, 2003, however the pooling committee established by the Board of Directors to administer the Pooling Agreement extended the First Release Date until July 15, 2004. Following the First Release Date, the remaining Pooled Shares will be released in ten percent (10%) increments every three (3) calendar months. The terms of the Pooling Agreement may not be changed and the Pool may not be challenged without the prior written consent of at least such number of Pooled Shareholders who hold not less than two-thirds of the Pooled Shares remaining in the pool.

         ICI CONSULTING SERVICES AGREEMENT

         The Company and ICI entered into a consulting services agreement effective May 9, 2002 (the "Consulting Services Agreement"). Pursuant to the Consulting Services Agreement, ICI provided management consulting services, development of various business interests, and other consulting services to the Company. The Consulting Services Agreement was to continue until 30 days after notice of termination by either the Company or ICI. Pursuant to the Consulting Services Agreement, ICI would receive a monthly fee of $10,000.

          During the fiscal year ended December 31, 2003, an aggregate of $120,000 in fees was incurred to ICI for services rendered to the Company under the Consulting Services Agreement. In addition, ICI incurred expenses on behalf of the Company totaling $637,741. During the fiscal year ended December 31, 2003, the Company paid ICI $428,621, settled a further $260,000 in exchange for debt for the exercise of stock options to consultants of ICI and exchanged $71,274 in debt ICI assigned to International Market Trend, AG ("IMT") for the exercise of stock options to certain consultants of IMT.

         Effective December 31, 2003, the Company accepted the resignation of ICI. The Board of Directors of the Company made the decision to subsequently contract directly for certain services previously performed by ICI. Specifically, Grant Atkins, a director of the Company, and a consultant for ICI entered into a verbal arrangement to provide certain services formerly provided by ICI. Mr. Atkins has served as Chief Financial Officer of the Company since March 1, 2003. On April 7, 2004, Mr. Atkins agreed to resign as Chief Financial Officer, Secretary and Treasurer of the Company effective no later than April 15, 2004. A continuation of certain services to the Company through a consulting services agreement between Mr. Atkins and the Company is currently under review by Management. Mr. Atkins remains a director of the Company.

         COLLABORATIVE RESEARCH AGREEMENT WITH UBC

         The Company, through its wholly owned subsidiaries, GeneMax Pharmaceuticals and GeneMax Canada entered into the Collaborative Research Agreement with UBC dated September 1, 2000. The Collaborative Research Agreement was entered into pursuant to a research project (the "Project") entitled "Novel Immunotherapy for Malignant Carcinoma". The Project's objective is to develop an intervention strategy that will stimulate the immune system to recognize TAP-1 deficient tumors.

         Under the terms of the Collaborative Research Agreement, the Company provides funding for approximately three Ph.D. scientists and approximately four support technicians and students, and UBC provides the Company with access to the laboratories and equipment at the BRC and other facilities at UBC. UBC will retain all rights and title to all inventions, improvements and/or discoveries that are conceived by employees of UBC, during the term of the Collaborative Research Agreement in the performance of the Project, however UBC has granted the Company an option to obtain a royalty-bearing license to use the inventions, improvements and/or discoveries in the performance of the Project. The Company has also entered into a license agreement for certain of the inventions, improvements and/or discoveries. See "Material Agreements - Cancer Immunotherapy Technology License Agreement." The Collaborative Research Agreement, as amended, will expire on August 31, 2004. While the Company is not currently negotiating an extension of the Collaborative Research Agreement, Management believes that they will on or before the third quarter of 2004, be able to successfully negotiate a new agreement or an extension to the existing Collaborative Research Agreement.

         The Collaborative Research Agreement was subsequently amended by letter agreements dated November 28, 2000, January 9, 2001, April 2, 2001, January 7, 2002, March 28, 2002 and August 2002. The Collaborative Research Agreement, as amended, provides for payments to UBC in the aggregate of $2,973,049 (CDN), of which $991,515 was to be paid during the fiscal year ended December 31, 2002, $1,135,801 to be paid during the fiscal year ended December 31, 2003, and $471,518 to be paid during the fiscal year ended December 31, 2004. As of fiscal year ended December 31, 2003, an aggregate of $471,518 (CDN) was payable by GeneMax Pharmaceuticals to UBC in connection with the Collaborative Research Agreement and the Company had purchased certain laboratory equipment in connection with the ongoing research.

         As of March 25, 2004, the Company had paid UBC $471,518 (CDN) towards amounts due and owing under the Collaborative Research Agreement. In addition, the Company reimbursed UBC a total of $55,812 of patent expenditures in connection with technologies licensed to the Company. As at the date of this filing, a further $235,759 (CDN) is due to UBC for amounts incurred and to be incurred from March 1, 2004 through May 31, 2004 and the Company is in default of the Agreement. Pursuant to the terms of the Collaborative Research Agreement, UBC could terminate the Collaborative Research Agreement by providing written notice of the breach to the Company and the Company not having cured the breach within 30 days. As of the date of this Annual Report, UBC had not notified the Company of the breach.

         CANCER IMMUNOTHERAPY TECHNOLOGY LICENSE AGREEMENT

         In March 2000, the Company, UBC and Dr. Wilfred A. Jefferies entered into a license agreement (the "License Agreement"), with UBC providing an exclusive world-wide license (the "License") to the Company for the use of certain technology (the "Technology") developed by UBC and Dr. Jefferies.

         The License grants the Company the right to use the Technology to manufacture, distribute, market, sell, lease and/or license or sub-license products derived or developed from the Technology during the term of the License Agreement. The License Agreement expires on the later of March 6, 2015 or the expiration of the last patent obtained under the License Agreement, including the expiration of patents obtained from modifications to existing patents. As consideration for entering into the License Agreement, the Company paid an initial license fee of $113,627.32 (CDN) and issued 500,000 Genemax Pharmaceutical shares to UBC, which were subsequently exchanged for 500,000 restricted shares of the Company's common stock. The License Agreement was amended on February 11, 2003, to add a "Method for identifying new tumor antigens" to the technology.

         On February 16, 2004, UBC and the Company entered into a License Agreement whereby the Company obtained an exclusive worldwide license for the use of a novel assay technology intended to be used to screen and select new drugs that regulate immune responses (the "Immune Response License"). As consideration for entering into the Immune Response License, the Company issued UBC 10,000 shares of restricted common stock and is required to pay to UBC an annual maintenance fee of $500 (CDN). Pursuant to the terms of the Immune Response License, the term for the license is for the longer of either twenty
(20) years or the expiration of the last patent licensed under the Immune Response License, including the expiration of patents obtained from modifications to existing patents.

         CRUCELL HOLLAND B.V. - RESEARCH LICENSE AND OPTION AGREEMENT

         On August 7, 2003, the Company and Crucell Holland B.V. ("Crucell") entered into an agreement (the "Research License and Option Agreement"), providing for a non-exclusive worldwide license for Crucell's adenovirus technology and an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering to a subject an adenoviral vector including, but not limited to, therapeutic gene sequence(s).

         The Research License and Option Agreement provides for an initial license issuance fee of (euro) 100,000, exclusive of V.A.T., bi-annual license maintenance fees of (euro) 50,000, exclusive of V.A.T., during the first two years of the Research License and Option Agreement, and an annual license maintenance fees of (euro) 75,000, exclusive of V.A.T., starting on the third anniversary until the expiration of the Research License and Option Agreement on August 7, 2008.

         During the fiscal year ended December 31, 2003, the Company paid $115,490 ((euro) 100,000) to Crucell pursuant to the terms of the Research License and Option Agreement. Pursuant to the terms of the Research License and Option Agreement, a further ((euro) 50,000) was due and payable on February 7, 2004 and as of the date of this Annual Report, the Company had not paid this amount. Pursuant to the Research License and Option Agreement, if a party default in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy 3 months after receipt in writing to the defaulting party. A further ((euro) 50,000) will be due and payable to Crucell pursuant to the Research License and Option Agreement on August 7, 2004.

         PRODUCTION SERVICE AGREEMENT

         On March 18, 2003, and as amended on August 29, 2003, the Company entered into a production service agreement (the "Production Service Agreement") with Molecular Medicine BioServices Inc. ("Molecular Medicine"). The Production Service Agreement provides for the performance of certain production services by Molecular Medicine relating to the fill of adenoviral vector product (the "Product"). The Product is required for both toxicology studies to be conducted and subsequent human clinical trials.

         The total contract costs under the Production Services Agreement, as amended, are $342,000, including an estimated $110,000 to $145,000 for release testing costs. As of fiscal year ended December 31, 2003, the Company paid $108,500 pursuant to the terms of the Production Service Agreement. As of the date of this Annual Report, the Company owes $15,000 pursuant to the terms of the Production Service Agreement and is in breach of this agreement. Pursuant to the Production Service Agreement, Molecular Medicine may terminate the agreement upon ten days written notice unless the Company cures the breach during the ten-day period. The term of the Production Services Agreement is from March 18, 2003 until the completion of the Product, currently estimated to be in the third quarter of 2004.

         NIAID BIOLOGICAL MATERIALS TRANSFER AGREEMENT AND PUBLIC HEALTH SERVICE BIOLOGICAL MATERIALS LICENSE AGREEMENT

         On October 21, 2003, the Company entered into a Biological Materials Transfer Agreement with the National Institute of Allergy and Infectious Diseases ("NIAID") for the license of NIAID's modified vaccinia ankara virus for use in the Company's research, product development and marketing. The licensed technology and virus material will be used with the goal of developing a vaccine platform capable of generating superior protective immune responses against smallpox. Pursuant to the Biological Materials Transfer Agreement, the Company pays a non-refundable annual royalty of $2,500 per year. The Biological Materials Transfer Agreement expires on November 5, 2008. Payments of $2,876 are now overdue, although the Public Health Service (PHS) has not issued a notice of default. PHS may terminate this Agreement if the Company is in default in the performance of any material obligation under this Agreement, and if the default has not been remedied within ninety (90) days after the date of written notice by PHS of such default.

         PARC PLACE AGREEMENT

         On October 2, 2003, the Company and Parc Place Investments AC ("Parc Place") entered into a financial consulting services agreement (the "Parc Place Agreement"). Pursuant to the terms and provisions of the Park Place Agreement, Parc Place agreed to be engaged as a consultant to the Company and to render advice, consultation, information and services regarding corporate finance and other financial service matters for a term of twelve months. The Company agreed to issue finder's fees payable to Parc Place in the aggregate of twenty percent (20%) of private placement capital raised from European and non-U.S. sources due to the direct efforts of Parc Place. The finder's fee is to be paid in cash up to a maximum of ten percent (10%) of the capital raised and the balance of the finder's fee is to be paid in shares of the Company's common stock issued at a price of $0.001 per share. Effective December 31, 2003, the Company accepted the resignation of Parc Place upon the closing of interim financing initiatives expected to end in the second quarter of 2004.

INTELLECTUAL PROPERTY, PATENTS AND TRADEMARKS

         Patents and other proprietary rights are vital to the business operations of the Company. The Company protects its technology through various United States and foreign patent filings and trade secrets that the Company can own or license. The Company's policy is to seek appropriate patent protection both in the United States and abroad for its proprietary technologies and products. Further, the Company protects its intellectual property by obtaining non-disclosure and non-compete agreements from its key employees. Pursuant to the License Agreement, the Company acquired the exclusive worldwide license to a portfolio of intellectual property as follows:

METHOD OF ENHANCING EXPRESSION OF MHC CLASS I MOLECULES BEARING ENDOGENOUS PEPTIDES

         On March 26, 2002, the United States Patent and Trademark Office issued a patent to UBC for the use of TAP-1 as an immunotherapy against all cancers ("US Patent No. 6,361,770"). The patent is titled "Method of Enhancing
Expression of MHC Class I Molecules Bearing Endogenous Peptides" and provides comprehensive protection and coverage to both in vivo and ex vivo applications of TAP-1 as a therapeutic against all cancers with a variety of delivery mechanisms. The inventors were Dr. Jefferies, Dr. Reinhard Gabathuler, Dr. Gerassinmoes Kolaitis and Dr. Gregor S.D. Reid, who collectively assigned the patent to UBC. The patent expires March 23, 2014.

         As of the date of this Annual Report, the Company has pending applications filed for patent protection for this patent in Europe and in Japan.

         METHOD OF IDENTIFYING MHC CLASS I RESTRICTED ANTIGENS ENDOGENOUSLY PROCESSED BY A SECRETORY PATHWAY

         On August 11, 1998, the U.S. Patent and Trademark Office issued to UBC a patent for the use of bioengineered cell lines to measure the output of the MHC Class I restricted antigen presentation pathway as a way to screen for immunomodulating drugs ("US Patent No. 5,792,604"). The patent is titled "Method of Identifying MHC Class I Restricted Antigens Endogenously Processed by a Secretory Pathway." This patent covers the assay which can identify compounds capable of modulating the immune system. The inventors were Dr. Jefferies, Dr. Gabathuler, Dr. Kolaitis and Dr. Reid, who collectively assigned the patent to UBC. The patent expires on March 12, 2016.

         As of the date of this Annual Report, the Company has been granted patent protection for this patent in Finland, France, Germany, Italy, Sweden Switzerland an the United Kingdom. The Company has also filed for patent protection in Canada and Japan.

         TAP VACCINES AND OTHER FILINGS

         UBC filed a patent application with the U.S. Patent and Trademark Office for patent protection of extension of TAP-1 for use in viral vaccines as a method for increasing immune responses. As of the date of this Annual Report, UBC has not received an order granting a patent.

         Other patent applications have been filed by UBC in respect of the Company's licensed technologies. The Company intends to continue to work with UBC to file additional patent applications with respect to any novel aspects of its technology to protect its intellectual property.

PATENT RISKS

         Our current and any future patents, if issued, may be challenged, invalidated or circumvented. Thus, any patent that the Company owns or licenses from third parties may not provide adequate protection against competitors. The pending patent applications, those the Company may file in the future, or those the Company may license from third parties may not result in issued patents. Also, patents may not provide the Company with adequate proprietary protection or advantages against competitors with similar or competing technologies. As a result of potential conflicts with the proprietary rights of others, the Company may have to prove that it is not infringing the patent rights of others or be required to obtain a license to the patent. Management does not know whether such a license would be available on commercially reasonable terms, or at all.

         The Company also relies on trade secrets and unpatentable know-how that the Company seeks to protect, in part, by non-disclosure agreements from its key employees. However, it is possible that parties may breach those agreements, and the Company may not have adequate remedies for any breach. It is also possible that the Company's trade secrets or unpatentable know-how will otherwise become known or be independently developed by competitors. There can be no assurance that third parties will not assert infringement or other claims against the Company with respect to any existing or future products, or that licenses would be available if any Company technology were successfully challenged by a third party, or if it became desirable to use any third-party technology to enhance the Company's products. Litigation to protect the Company's proprietary information or to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not the Company is successful in such litigation.

         While the Company has no knowledge that it is infringing the proprietary rights of any third party, there can be no assurance that such claims will not be asserted in the future with respect to existing or future products. Any such assertion by a third party could require the Company to pay royalties, to participate in costly litigation and defend licensees in any such suit pursuant to indemnification agreements, or to refrain from selling an alleged infringing product or service.

COMPETITION

         The oncology industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are developing various immunotherapies and drugs to treat cancer. There may be products on the market that will compete directly with the products that the Company is seeking to develop. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with the Company's technologies and products. These companies and institutions may also compete with the Company in recruiting qualified scientific personnel. Many of our potential competitors have substantially greater financial, research and development, human and other resources than the Company. Furthermore, large pharmaceutical companies may have significantly more experience than the Company does in pre-clinical testing, human clinical trials and regulatory approval procedures. Such competitors may develop safer and more effective products, obtain patent protection or intellectual property rights that limit the Company's ability to commercialize products, or commercialize products earlier than the Company.

         Management expects technology developments in the oncology industry to continue to occur at a rapid pace. Commercial developments by any competitors may render some or all of the Company's potential products obsolete or non-competitive, which could materially harm the Company's business and financial condition.

         Management believes that the following companies, which are developing various types of similar immunotherapies and therapeutic cancer vaccines to treat cancer, could be major competitors of the Company: CellGenSys Inc., Corixa Corp., Dendreon Corp., Genzyme Molecular Oncology, Therion Biologics Corp. and Transgene S.A.

GOVERNMENT REGULATION

         UNITED STATES

         The design, research, development, testing, manufacturing, labeling, promotion, marketing, advertising and distribution of drug products are extensively regulated by the FDA in the United States and similar regulatory bodies in other countries. The regulatory process is similar for a new drug application (the "NDA"). The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include: (i) pre-clinical laboratory tests, pre-clinical studies in animals, formulation studies and the submission to the FDA of an initial NDA;
(ii) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication; (iii) the submission of the NDA to the FDA; and (iv) review by an FDA advisory committee and approval of the NDA by the FDA.

         Pre-clinical tests include laboratory evaluation of product chemistry, preparation of consistent test batches of product to Good Laboratory Practice, toxicology studies, animal pre-clinical efficacy studies and manufacturing pursuant to Good Manufacturing Practice. The results of pre-clinical testing are submitted to the FDA as part of an initial NDA. A thirty-day waiting period after the filing of each initial NDA is required prior to the commencement of clinical testing in humans. At any time during this thirty-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The initial NDA process may be extremely costly and substantially delay development of products. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in subsequent clinical trials.

         After successful completion of the required clinical trials, a NDA is generally submitted. The NDA is usually reviewed by an outside committee consisting of physicians, scientists, and at least one consumer representative. The advisory committee reviews, evaluates and recommends whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may request additional information before accepting a NDA for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA or the advisory committee reviews the application and responds to the applicant. The review process is often extended by FDA requests for additional information or clarification. The FDA cites 24 months as the median time for NDA review.

         If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approvable letter. An approvable letter will usually contain a number of conditions that must be met in order to secure final approval of the NDA and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the NDA or issue a not approval letter, outlining the deficiencies in the submission and often requiring either additional testing or information or withdraw of the submission.

         The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections. The Company has entered into a contract with Molecular Medicine for commercial scale manufacturing of the TAP Cancer Vaccine, therefore the Company's ability to control compliance with FDA manufacturing requirements will be limited.

         Approved drugs are subject to ongoing compliance requirements and identification of certain side effects after any of the drug products are on the market. This could result in issuance of warning letters, subsequent withdrawal of approval, reformulation of the drug product, and additional pre-clinical studies or clinical trials. Additional information is available on the FDA's website - www.fda.gov.

         CANADA

         In Canada, the Therapeutic Products Directorate and the Biologics and Genetic Therapies Directorate of Health Canada ensure that clinical trials are properly designed and undertaken and that subjects are not exposed to undue risk. Regulations define specific Investigational New Drug Submission ("IND") application requirements, which must be complied with before a new drug can be distributed for trial purposes. The Directorates currently review the safety, efficacy and quality data submitted by the sponsor and approve the distribution of the drug to the investigator. The sponsor of the trial is required to maintain accurate records, report adverse drug reactions, and ensure that the investigator adheres to the approved protocol. Trials in humans should be conducted according to generally accepted principles of good clinical practice. Management believes that these standards provide assurance that the data and reported results are credible and accurate, and that the rights, integrity, and privacy of clinical trial subjects are protected.

         Sponsors wishing to conduct clinical trials in Phases I to III of development must apply under a 30-day default system. Applications must contain the information described in the regulations, including: a clinical trial attestation; a protocol; statements to be contained in each informed consent form, that set out the risks posed to the health of clinical trial subjects as a result of their participation in the clinical trial; an investigator's brochure; applicable information on excipients (delivery vehicles); and chemistry and manufacturing information.

         The sponsor can proceed with the clinical trial if the Directorates have not objected to the sale or importation of the drug within 30 days after the date of receipt of the clinical trial application and Research Ethics Board approval for the conduct of the trial at the site has been obtained.

         Outside the United States and Canada, the Company's ability to market its drug products is contingent upon receiving marketing authorization from the appropriate regulatory authorities. Management believes that the foreign regulatory approval process includes all of the complexities associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union procedures are available to companies wishing to market a product in more than one member country. Additional information is available on Health Canada's website - www.hc-sc.gc.ca.

PRODUCT LIABILITY AND INSURANCE

         The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date and the Company does not yet maintain product liability insurance. Management intends to maintain product liability insurance consistent with industry standards upon commencement of the marketing and distribution of the TAP Cancer Vaccine. There can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on the Company's business, financial condition or results of operations, or that such insurance will continue to be available on commercially reasonable terms, if at all.

EMPLOYEES AND/OR CONSULTANTS

         Services are provided to the Company by the Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer through personal services corporations and management consulting agreements. See "Management Consulting Agreements." Additional services are provided to the Company by outside consultants.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         WE HAVE A HISTORY OF OPERATING LOSSES. We have a history of operating losses, expect to continue to incur losses, and may never be profitable. As of December 31, 2003, we had an accumulated deficit of $9,751,665. Further, we do not have any products that generate revenue and expect our operating losses to increase significantly as we commence clinical trials. We do not expect to earn significant revenue for several years, and may never do so. Continued operating losses and the failure to satisfy our financial obligations will have a material adverse effect upon our business and our shareholders.

         GOING CONCERN. The independent auditor's report accompanying our December 31, 2003 consolidated financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually positive cash flow from operations to address all of our cash flow needs. If we were not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders would be materially and adversely affected.

         WE ARE DEPENDENT UPON THE COLLABORATIVE RESEARCH AGREEMENT AND THE LICENSE AGREEMENT TO FURTHER DEVELOP AND COMMERCIALIZE OUR PRODUCT CANDIDATES. The Collaborative Research Agreement and the License Agreement provides us with the intellectual property and options for the license of the intellectual property necessary to develop and commercialize our product candidates. If, for any reason, we were unable continue to utilize the intellectual property under these agreements, it would have a material adverse effect upon our ability to develop and eventually commercialize our product candidates, which would have a material adverse effect upon our business.

         Further, as of the date of this Annual Report, we are in breach of the Collaborative Research Agreement because we have insufficient funds to meet our obligations under the Collaborative Research Agreement. Pursuant to the Collaborative Research Agreement, UBC may terminate the agreement upon 30 days written notice and our inability to cure the breach. In addition, the Collaborative Research Agreement will expire on August 31, 2004. Failure to successfully negotiate an extension to the Collaborative Research Agreement or entering into a new agreement would require us to seek a new collaborator, which we may be unable to do on a timely basis, if at all. The termination of the Collaborative Research Agreement or inability to obtain an extension thereunder will have a material adverse effect upon us and our shareholders.

         WE ARE IN BREACH OF SEVERAL OF OUR MATERIAL CONTRACTS. As of the date of this Annual Report, we are in breach of the Collaborative Research Agreement, Research License and Option Agreement, Biological Materials Transfer Agreement and the Production Service Agreement because of failure to make certain payments pursuant to these agreements. Our failure to cure the breach of these agreements within the time frames specified may result is termination of these agreements. The termination any of these agreements would have a material adverse effect upon our business.

         WE WILL REQUIRE SIGNIFICANT ADDITIONAL FUNDING IN THE FUTURE. Based upon our historical losses from operations, we will require significant additional funding in the future. We may not be able to obtain additional financing on favorable terms, if at all. Although there can be no assurances given, we believe that we will be able to fund operations for the next 12 months from the sale of publicly or privately offered securities. If we are unable to raise additional funds, we may have to delay, reduce or eliminate the development of our product candidates. Failure to obtain significant additional funding will have a material adverse effect upon our business.

         PRECLINICAL TESTING AND FUTURE CLINICAL TRIALS MAY TAKE LONGER THAN ANTICIPATED, AND WE MAY BE UNABLE TO COMPLETE THEM AT ALL. While Management believes that the Phase I human clinical trials will commence early in fiscal year 2005, there can be no assurances that they will occur on this time frame, if at all. We may not commence or complete the pivotal clinical trials of the TAP Cancer Vaccine or commence or complete clinical trials involving any other product candidates or may not conduct them successfully. Further, our development costs will increase if we experience any future delays in the preclinical trials or clinical trials for the TAP Cancer Vaccine or other potential products or if we are required to perform additional or larger clinical trials than currently planned. Any substantial delay of or the failure to complete the clinical trials would have a material adverse effect upon our business.

         IF TESTING OF A PARTICULAR PRODUCT CANDIDATE DOES NOT YIELD SUCCESSFUL RESULTS, THEN WE WILL BE UNABLE TO COMMERCIALIZE THAT PRODUCT. We must demonstrate the safety and efficacy of the TAP Cancer Vaccine and its other potential products in humans through extensive preclinical and clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our product candidates. Further, clinical testing is very expensive, the process takes many years, and the outcome is uncertain. Unsuccessful results from preclinical and clinical testing will have a material adverse effect on our business.

         GOVERNMENT REGULATION IMPOSES SIGNIFICANT COSTS AND RESTRICTIONS ON THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS AND SERVICES. Our success will depend on our ability to satisfy regulatory requirements. We may not receive required regulatory approvals on a timely basis, if at all. Government agencies heavily regulate the production and sale of healthcare products and the provision of healthcare services. In particular, the FDA and comparable agencies in foreign countries must approve human therapeutic and diagnostic products before they are marketed, as well as the facilities in which they are made. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Our failure to comply with applicable regulatory approval requirements may lead regulatory authorities to take action against us, which may delay or cease the development and commercialization of our product candidates.

         Therapies that have received regulatory approval for commercial sale may continue to face regulatory difficulties. The FDA and comparable foreign regulatory agencies, may require post-marketing clinical trials or patient outcome studies. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy, the therapy's manufacturer or the facility used to produce the therapy could prompt a regulatory authority to impose restrictions on the therapy, manufacturer or facility, including withdrawal of the therapy from the market.

         Our business may be adversely affected by any new laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, which relate to health care availability or the method of delivery or payment for our products and services, or which affect the sales and marketing practices involving, or pricing of, our product candidates and services.

         OUR COMPETITORS HAVE MORE EXPERIENCE AND GREAT RESOURCES THAN WE DO. Competition in the cancer therapeutics field is intense and is accentuated by the rapid pace of technological development. Most of our competitors also have greater financial resources than we have. Many of our competitors may have more extensive research and development, marketing and production capabilities. Our future success will depend on our ability to effectively develop and market our product candidates against those of our competitors. If our product candidates receive marketing approval, but cannot compete effectively in the marketplace, our business and financial position would suffer. Failure to compete in the marketplace will have a material adverse effect upon our business.


         MARKET ACCEPTANCE OF THE TAP CANCER VACCINE AND PRODUCT CANDIDATES IS UNCERTAIN. Even if the TAP Cancer Vaccine and other potential products are approved and sold, physicians may not ultimately use them or may use them only in applications more restricted than we expect. Physicians will only prescribe a product if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial and preferable to other products and treatments then in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community, and reimbursement by third-party payers. Failure to obtain market acceptance of our product candidates will have a material adverse effect upon our business.

         DEPENDENCE ON KEY EMPLOYEES. Our success depends to a significant extent upon our key management, including Ronald Handford, our Chief Executive Officer and Dr. Wilfred Jefferies, our Chief Scientific Officer. We believe that our continued success will depend in large part upon our ability to attract and retain highly skilled managerial and technical personnel. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market our product candidates and to conduct our operations successfully. Failure to retain Mr. Handford or Dr. Jefferies would have a material adverse effect upon our business and our shareholders.

         IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, WE MAY BE UNABLE TO PREVENT INFRINGEMENT. Our success depends in part on our ability to obtain and maintain patent protection for the technology underlying our product candidates, both in the United States and in other countries. We cannot assure you that any of our current or future patent applications will result in issued patents, or that any patents issued to us or licensed by us will not be challenged, invalidated or held unenforceable. Further, we cannot guarantee that any patents issued to us will provide us with a significant competitive advantage.

         If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual property with respect to our significant current and proposed products, it would have a material adverse effect upon our business.

         OUR PRODUCT CANDIDATES OR METHODS OF PRODUCING THEM COULD INFRINGE ON THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. Due to the very significant number of U.S. and foreign patents issued, and other intellectual property rights owned by entities operating in the industry in which we operate, it is possible we may face litigation arising from infringement of these patents and other rights. Third parties may assert infringement or other intellectual property claims against us or our licensors. We may have to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our product candidates or methods of producing our product candidates infringe a third party's proprietary rights. In addition, even if such claims are without merit, defending a lawsuit may result in substantial expense to us and divert the efforts of our technical and management personnel.

         We may also be subject to significant damages or injunctions against development of our products, which could have a material adverse effect on our future revenues. Furthermore, claims of intellectual property infringement may require us to enter into royalty or license agreements with third parties, and we may be unable to obtain royalty or license agreements on commercially acceptable terms, if at all, which would have a material adverse effect upon our business.

         THIRD PARTIES MAY SEEK TO CHALLENGE, INVALIDATE OR CIRCUMVENT ISSUED PATENTS OWNED BY OR LICENSED TO US OR CLAIM THAT OUR PRODUCT CANDIDATES AND OPERATIONS INFRINGE THEIR PATENT OR OTHER INTELLECTUAL PROPERTY rights. In addition to our patents, we possess an array of unpatented proprietary technology and know-how and we license intellectual property rights from third parties. The measures that we employ to protect this technology and these rights may not be adequate. We may incur significant expense in any legal proceedings to protect our proprietary rights or to defend infringement claims by third parties. In addition, claims of third parties against us could result in awards of substantial damages or court orders that could effectively prevent us from testing, manufacturing, using, importing or selling our products in the United States or abroad, which would have a material adverse effect upon our business.

         WE MAY BE EXPOSED TO POTENTIAL PRODUCT LIABILITY CLAIMS, AND INSURANCE AGAINST THESE CLAIMS MAY NOT BE AVAILABLE TO US AT A REASONABLE RATE IN THE FUTURE. Our business operations expose us to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of therapeutic products. We not yet have clinical trial insurance coverage. We intend to obtain clinical trial insurance coverage at the time the human clinical trials are commenced as well as obtaining product liability insurance coverage in the future. However, this insurance coverage may not be adequate to cover claims against us or available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers, the failure to obtain approval of our product candidates, and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in liability that could have a material adverse effect upon the Company and its shareholders.

          WE USE HAZARDOUS MATERIALS IN SOME OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES. Our research activities sometimes involve the controlled use of various hazardous materials. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. We could be held liable for any damages that might result from any such accident involving such hazardous materials. Any such liability could have a material adverse effect on our business and financial condition.

         POSSIBLE VOLATILITY OF STOCK PRICE AND DIVIDEND POLICY. The market price of our common stock could be subject to significant fluctuations in response to announcements of product developments or technological innovations by us or our competitors, and other events or factors. In addition, the stocks of many biotechnology companies have experienced extreme price and volume fluctuations that have often been unrelated to the companies' operating performance. We do not intend to pay any cash dividends on our common stock in the foreseeable future. Significant fluctuations in out stock price may have a material adverse effect upon our shareholders.

         CONTROL BY MANAGEMENT. At March 29, 2004, our officers and directors owned of record approximately 3,678,465 or 18.29% of the outstanding shares of common stock. If they exercise all of the options that they currently hold, they will own 6,892,715, shares of our common stock or 29.56% of the then outstanding shares of common stock. Due to their stock ownership, the officers and directors may be in a position to elect the Board of Directors and to control our business and affairs, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities. The interest of our officers and directors may differ from the interests of other shareholders.

         SHARES ELIGIBLE FOR FUTURE SALE AND DILUTION. As of March 29, 2004, we had reserved 10,000,000 shares of common stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 4,397,100 shares were outstanding as of March 29, 2004. Additionally, as of March 29, 2004, there were 1,931,678 warrants outstanding to purchase our common stock. Sales of common stock underlying these stock options and warrants would have a significant dilutive effect upon our current shareholders and may adversely affect the price of the common stock.

         ISSUANCE OF SHARES PURSUANT TO EXISTING OR FUTURE COLLABORATIONS OR OTHER AGREEMENTS WILL DILUTE THE EQUITY OWNERSHIP OF OUR EXISTING STOCKHOLDERS. Pursuant to the terms and provisions of the 442668 B.C. Consulting Agreement, as defined below, Dr. Jefferies has an anti-dilution mechanism pursuant to which Dr. Jefferies' fully diluted equity ownership interest would be modified to twenty-five percent (25%) of the total issued and outstanding shares of common stock. The anti-dilution mechanism expires on December 31, 2007 and is subject to the achievement of performance milestones to be mutually agreed upon us and Dr. Jefferies and regulatory approvals of applicable jurisdictions. As of the date of this Annual Report, Dr. Jefferies beneficially owns 22.83% of the shares of our common stock.

         In addition to current contractual relations that involved issuance of shares of common stock, we may in the future enter into certain other agreements involving the issuance of additional shares of our common stock or other equity securities, and the value of the securities issued may be substantial.

         WE ARE SUBJECT TO AN INFORMAL INVESTIGATION BY THE SECURITIES AND EXCHANGE COMMISSION. By letter dated March 15, 2004, the staff of the Division of Corporate Finance of the Commission advised us that the Division of Enforcement has commenced an investigation regarding "certain matters which may be related to the Company." As of the date of this report, the Company does not believe that the Commission has issued a Formal Order of Investigation. We cannot predict if we will become subject to a formal investigation, the term of any such investigation or its potential outcome.

ITEM 2. PROPERTIES

         The Company does not own any real estate or other properties. The Company's registered office is located at 1681 Chestnut Street, Suite 400, Vancouver, British Columbia Canada V6J 4M6. The Company entered into an office services arrangement pursuant to which the Company receives office services and access to office and meeting spaces on a monthly basis at approximately $165.00
(CDN) per month base cost.

ITEM 3. LEGAL PROCEEDINGS

         GLOBAL SECURITIES LITIGATION

         On approximately September 4, 2002, the Company initiated litigation against Global Securities Corporation and Union Securities Corporation (the "Defendants") by filing a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Registry No. S024914 (the "British Columbia Complaint"). The British Columbia Complaint was modified in December 2002 to include further individual brokers as defendants and John or Jan Doe's 1-10 and to better define the causes of action (the "Amended British Columbia Complaint"). The claims made by the Company against the Defendants involve the alleged illegal naked short selling of the Company's shares of common stock. The Company is seeking damages from the Defendants that include loss of investment opportunity, injury to reputation, artificial issuance of shares that results in devaluation of the Company's securities, and other damages.

         The Defendants have filed an amended statement of defense and counterclaim in response to the Company's Amended Claim generally denying the allegations and counterclaiming for defamation relating to statements made by the Company about the litigation in news releases. The Company has filed a motion for document production and for records from the Canadian Depository for Securities. The Defendants motion to obtain a summary hearing on whether the actions of the Defendants were unlawful was heard on January 28, 2004. The Court dismissed the Defendants' motion. Management of the Company intends to pursue this claim.

         NEVADA LITIGATION

         On November 14, 2003, the Company and Alexander Cox, a shareholder of the Company filed a complaint against various broker-dealers, market makers and clearing agents allegedly involved in naked short sales in the Second Judicial District Court of the State of Nevada (Case No. CV-N-03-0656-ECR-RAM). The complaint alleges the defendants engaged in the unlawful "shorting" of the Company's shares of common stock, fraud, statutory misrepresentation, securities law violations pursuant to the Nevada Securities Act, negligence, common law misrepresentation, breach of the covenant of good faith and fair dealing, conversion, deceptive trade practices, racketeering, interference with contracts, interference with prospective economic advantages, prima facie tort, and conspiracy.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's common stock is traded on the Over The Counter Bulletin Board under the symbol "GMXX.OB" and on the Frankfurt and Berlin Stock Exchanges under the symbol "GX1". The market for the Company's common stock is limited, volatile and sporadic. The following table sets forth the high and low sales prices relating to the Company's common stock for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

                         HIGH BID          LOW BID
QUARTER ENDED

FISCAL 2003

Dec. 31, 2003              $1.50            $0.83
Sept. 30, 2003             $2.04            $1.31
June 30, 2003              $5.74            $1.61
March 31, 2003             $10.25           $5.20

FISCAL 2002

Dec. 31, 2002              $20.40            $5.15
Sept. 30, 2002             $7.740            $3.65
June 30, 2002              $2.000            $0.35
March 31, 2002             $7.500            $1.10

HOLDERS

         On March 29, 2004, the Company had 387 shareholders of record, which does not include shareholders whose shares are held in street or nominee names. In addition, the Company believes that there are approximately 2,460 additional owners of our common stock.

DIVIDENDS

         No dividends have ever been declared by the Board of Directors of the Company on its common stock. The Company's losses do not currently indicate the ability to pay any cash dividends, and the Company does not intend to pay cash dividends on its common stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES AND CHANGES IN CONTROL OF THE COMPANY

         During the fiscal years ended December 31, 2003 and 2002, the Company sold unregistered securities stock in private placement offerings, issued stock in exchange for debts of the Company or pursuant to contractual agreements as set forth below.

         From November 2003 until February 2004, the Company engaged in a private placement offering of up to 1,428,572 units of the Company, at a subscription price of $0.70 per unit, with each such unit being comprised of one share of restricted common stock and one warrant. Each warrant entitles the holder to purchase one share of restricted common stock at an exercise price of $0.70 within two years of the date of issuance. The Company sold 857,143 units at $0.70 per unit, for gross proceeds of $600,000. The offering provides the investors with piggy-back registration rights relating to any follow on financing conducted that requires registration of the subject financing shares. The Offering was exempt from registration pursuant to Regulation S and Rule 506 of Regulation D of the Securities Act. No underwriter was involved in the transaction.

         Between July through November 2003, the Company engaged in a private placement offering of up to 5,000,000 units of the Company, at a subscription price of $1.00 per unit, with each such unit being comprised of one share of restricted common stock and one-half of one warrant. One whole warrant entitles the holder to purchase one additional share of restricted common stock at an exercise price of $1.50 per warrant until September 1, 2004. The Company sold 555,350 units for gross proceeds of $555,350. The offering was exempt from registration pursuant to Regulation S and Rule 506 of Regulation D of the Securities Act. No underwriter was involved in the transaction.

         Pursuant to the Parc Place Agreement, the Company agreed to issue 33,535, shares of its restricted common stock to Parc Place as finder's fees pursuant to the Parc Place consulting agreement for raising capital from European and non-U.S. sources.

         During the fourth quarter of 2002 and during the first quarter of 2003, the Company engaged in a private placement offering of up to 1,000,000 units of the Company at a subscription price of $5.00 per unit, with each such unit being comprised of one share of restricted common stock and one-half of one warrant. One whole warrant entitles the holder to purchase one additional share of restricted common stock at an exercise price of $7.50 per warrant for twelve months following its issuance. The Company sold 43,000 units for gross proceeds of $215,000. The offering was exempt from registration pursuant to Regulation S and Rule 506 of Regulation D of the Securities Act. No underwriter was involved in the transaction.

         During the third and fourth quarters of 2003, the Company engaged in a private placement offering of up to 2,500,000 units of the Company at a subscription price of $2.50 per unit, with each such unit being comprised of one share of restricted common stock and one-half of one warrant. One whole warrant entitles the holder to purchase one additional share of restricted common stock at an exercise price of $5.00 per warrant for twelve months following its issuance. The Company sold 425,400 units for gross proceeds of $1,063,500. The offering was exempt from registration pursuant to Regulation S and Rule 506 of Regulation D of the Securities Act. No underwriter was involved in the transaction.

         During the second quarter of 2002, the Company engaged in a private placement offering of up to 1,000,000 units of the Company at a subscription price of $1.00 per restricted common share. The Company sold 700,000 commons shares for proceeds of $700,000. The offering was exempt from registration pursuant to Regulation S and Rule 506 of Regulation D of the Securities Act. No underwriter was involved in the transaction.

         Pursuant  to  the  Share  Exchange  Agreement,   the  Company  acquired
5,880,304 shares of GeneMax Pharmaceuticals from non-British Columbia shareholders of GeneMax Pharmaceuticals in exchange for the issuance of 5,880,304 restricted shares of common stock. The Company also issued a take-over bid circular to British Columbia GeneMax Pharmaceuticals shareholders and acquired a further 4,487,001 shares of GeneMax Pharmaceuticals in exchange for 4,487,001 restricted shares of common stock effective August 13, 2002. The Company completed the acquisition in 2002 by acquiring the remaining 864,660 shares of GeneMax Pharmaceuticals in exchange for 864,660 restricted shares of common stock. Also, 744,494 outstanding GeneMax Pharmaceuticals common stock purchase warrants were exchanged on a one for one basis for the Company's common stock purchase warrants with identical terms and conditions and the Company issued 2,135,000 stock options to holders of GeneMax Pharmaceuticals stock options. The issuance of the Company's shares of common was exempt from registration pursuant to Regulation S.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION AND FUNDING

           Management estimates that GeneMax Pharmaceuticals previously raised approximately $1,916,625 in funding before the reverse takeover, and the Company has raised $4,758,850 in funding since the May 2002 announcement of the GeneMax Pharmaceuticals acquisition for all issuances of the Company's common stock. Management believes that an estimated $14,000,000 is required over the next three years for expenses associated with the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Cancer Vaccine and for various operating expenses.

         The Company has not generated any cash flow to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Therefore, the Company must raise additional funds in the future to continue operations. The Company intends finance its operating expenses with further issuances of common stock. The Company believes that any anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company entered into a letter of intent dated January 14, 2004 with an investment bank to evaluate raising financing for the Company. The Company's future success and viability are dependent on the Company's ability to raise additional capital through further private offerings of its stock or loans from private investors. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to conduct its proposed business operations successfully, which could significantly and materially restrict or delay the Company's overall business operations.

SELECTED FINANCIAL DATA

         SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the financial statements and related notes thereto appearing elsewhere in this Form 10-KSB. The selected financial data as of December 31, 2003 and 2002 has been derived from our financial statements which have been audited by our independent auditors and included elsewhere in this Form 10-KSB. The selected financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                                                    December 31,
                                           ____________________________
Statement of Operations Data                   2003             2002
_______________________________________________________________________

Interest Income                            $         -      $       125
Consulting Fees                                266,587          149,036
Consulting Fees - stock based                2,121,000          630,275
License Fees                                   128,000                -
Management Fees                                227,366          168,206
Office and general                             925,201           96,830
Research and development                     1,114,644          833,589
Research and development stock based           612,000                -
Travel                                          64,338           15,226
                                           ___________      ___________
Net Loss for the Year                      $(5,778,905)     $(2,284,709)
                                           ===========      ===========
Loss Per Common Share                      $     (0.34)     $     (0.17)


Balance Sheet Data                             2003             2002

Total Assets                               $    93,206      $   761,428

Total Liabilities                              736,951          295,599
Stockholders' Equity (Deficit)             $  (643,745)     $  (465,829)




         FOR FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2002

         Net revenues during the fiscal years ended December 31, 2003 and 2002 were $0. The lack of revenues during the fiscal years ended December 31, 2003 and 2002 resulted from the consummation of the acquisition of GeneMax Pharmaceuticals and the resulting emphasis on the research and development of the TAP technologies. Interest income of $0 and $125 was recorded for fiscal years ended December 31, 2003 and 2002, respectively.

         The office and general expenses incurred during the fiscal year ended December 31, 2003 were $925,201 compared to $96,830 during the fiscal year ended December 31, 2002, an increase of $828,371 or 855.49%. The increase was primarily due to mailing, printing and other investor relations and media production expenditures.

         Research and development during the fiscal year ended December 31, 2003 were $1,114,644 compared to $833,589 during the fiscal year ended December 31, 2002, an increase of $281,055 or 33.72%. The increase was primarily due to an increased scope of the Collaborative Research Agreement and a $50,000 (CDN) year-end bonus to Dr. Jefferies.

         Consulting fees relating to the grant of stock options were $2,121,000 during the fiscal year ended December 31, 2002 as compared to $630,275 during the fiscal year ended December 31, 2002, an increase of $1,490,725 or 236.52%. The increase was primarily due to a significant increase in grants to consultants.

         Professional fees primarily for legal work were $277,405 during the fiscal year ended December 31, 2003 compared to $350,782 during the fiscal year ended December 31, 2002, a decrease of $73,377 or 20.92%. The decrease was primarily due to higher legal fees in 2002 associated with the reverse merger.

         Management fees were $227,366 during the fiscal year ended December 31, 2003 compared to $168,206 during the fiscal year ended December 31, 2002, an increase of $59,160 or 35.17%. The increase was primarily due to a full year of fees associated with ICI pursuant to the Consulting Services Agreement in 2003 compared to 2002.

         Consulting fees were $266,587 during the fiscal year ended December 31, 2003 compared to $149,036 during the fiscal year ended December 31, 2002, an increase of $117,551 or 78.87%. The increase was primarily due to a full year of activity by some consultants in 2003 compared to a partial year in 2002.

         Research and development expenses relating to the grant of stock options were $612,000 during the fiscal year ended December 31, 2003 as compared to $0 during the fiscal year ended December 31, 2002. The research and development expenses relating to the grant of stock options was used for increased option packages for the key research and development staff.

         License fees were $128,000 during the fiscal year ended December 31, 2003 compared to $0 during the fiscal year ended December 31, 2002. The increase was primarily due to the Crucell contract signed in 2003, plus smaller amounts to UBC and NIH.

         Travel expenses during the fiscal year ended December 31, 2003 were $64,338 compared to $15,226 during the fiscal year ended December 31, 2002, an increase of $49,112 or 322.55%. The increase was primarily due to increased travel associated with corporate development activities, prospective finance meetings, media and investor relations activities.

         Depreciation expenses during the fiscal year ended December 31, 2003 was $42,368 compared to $40,890 incurred during the fiscal year ended December 31, 2002.

         As a result of the above, during the fiscal year ended December 31, 2003, the Company recorded operating expenses of $5,778,905 compared to $2,284,834, an increase of $3,494,071 or 152.92% during the fiscal year ended December 31, 2002.

         Of the $5,778,905 incurred as operating expenses, an aggregate of $388,869 in fees and $649,738 in expense reimbursements was incurred payable to certain directors and/or private companies controlled by those directors of the Company and other related parties pursuant to consulting, management and research and development agreements and made net repayments of $650,623.

         As a result of the above, the Company's net losses during the fiscal year ended December 31, 2003 was $5,778,905 or $0.34 per share as compared to a net loss of $2,284,709 or $0.17 per share during the fiscal year ended December 31, 2002, an increase of $3,494,196 or 152.94%. As discussed above, the increase in net loss is attributable primarily to the increased scale and scope of overall corporate activity pertaining to the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine.

         FOR FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED WITH FISCAL YEAR ENDED DECEMBER 31, 2001.

         The Company's net losses during the fiscal year ended December 31, 2002 were $2,284,709, compared to a net loss of $671,986 during the fiscal year ended December 31, 2001, an increase of $1,612,723.

         Net revenues during the fiscal years ended December 31, 2002 and 2001 were $-0-. The lack of revenues during the fiscal years ended December 31, 2002 and 2001 resulted from the Company's decision to discontinue retail sales of its software products, the focus on research relating to prospective new business endeavors, and the consummation of the acquisition of GeneMax Pharmaceuticals. The Company recorded interest income during the fiscal years ended December 31, 2002 and 2001 of $125 and $1,139, respectively.

         During the fiscal year ended December 31, 2002, the Company recorded operating expenses of $2,284,834 compared to $673,125 of operating expenses recorded during the fiscal year ended December 31, 2001, an increase of $1,611,709. The operating expenses incurred during the fiscal year ended December 31, 2002 consisted primarily of the following: (i) research and development of approximately $833,589 compared to $283,987 incurred during the fiscal year ended December 31, 2001; (ii) consulting fees - stock based of approximately $680,275 compared to $-0- incurred during the fiscal year ended December 31, 2001; (iii) professional fees of approximately $350,782 compared to $47,800 incurred during the fiscal year ended December 31, 2001; (iv) management fees of approximately $168,206 compared to $132,000 incurred during the fiscal year ended December 31, 2001; (v) consulting fees of approximately $149,036 compared to $106,578 incurred during the fiscal year ended December 31, 2001;
(vi) office and general of approximately $96,830 compared to $55,574 incurred during the fiscal year ended December 31, 2001; (vii) depreciation of approximately $40,890 compared to $32,837 incurred during the fiscal year ended December 31, 2001; and (viii) travel of approximately $15,226 compared to $14,349 incurred during the fiscal year ended December 31, 2001. This increase in operating expenses was due primarily to the increased scale and scope of overall corporate activity pertaining to the acquisition of GeneMax Pharmaceuticals and the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine.

         Of the $2,284,834 incurred as operating expenses during the fiscal year ended December 31, 2002, an aggregate of $382,969 was incurred payable to certain directors and/or private companies controlled by those directors of the Company and other related parties pursuant to consulting, management and research and development agreements.

LIQUIDITY AND CAPITAL RESOURCES

         As December 31, 2003, the Company had $19,451 in cash. Generally, the Company has financed operations to date through the proceeds of the private placement of equity securities. The Company received $2,007,840 during the fiscal year ended December 31, 2003 from financing activities.

         Net cash used in operating activities during the fiscal year ended December 31, 2003 was $2,591,428. The Company had no revenues during the fiscal 2003. Expenditures were primarily the result of payments to consultants and our research and development activities.

         As of December 31, 2003, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 18 months, which is anticipated to be $6 million assuming a single Phase 1 clinical trial.

         The Company's financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from our business operations when they come due. We will be unable to continue as a going concern if we are unable to obtain sufficient financing.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

         In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

         In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect the Company's financial position or results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not affect the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not affect the Company's financial position or results of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The Company utilizes the granting of stock options as a means to compensate certain employees, officers, directors, and consultants of the Company. As the Company is currently in the development stage, these stock options form a significant portion of the overall compensation provided by the Company. As a result, the Company's accounting policy with respect to these grants of stock options is critical to the Company's overall financial statement presentation, financial position, and results of operations.

         The Company accounts for stock based compensation in connection with these stock option grants in accordance with Financial Accounting Standards No. 123,and 148, Accounting Principles Board Opinion No. 25, and Financial Accounting Standards Board Interpretation No. 44. For further details, refer to the Summary of Significant Accounting Policies in the notes to the Company's consolidated financial statements contained herein.

CONTRACTUAL OBLIGATIONS

         The following tables set forth information with respect to the Company's contractual obligations and commercial commitments as of December 31, 2003.



                             Contractual Obligations

-----------------------------------------------------------------------------------------------------------------------
                             PAYMENTS DUE BY PERIOD
-----------------------------------------------------------------------------------------------------------------------
                                                       Aggregate         Aggregate
       Obligation                  Total              1 to 3 years      4 to 5 years          More than 5 years
-------------------------- ----------------------- ------------------- --------------- --------------------------------

                           425,000 Euro; 5 years   275,000 Euro        150,000 Euro      Annual fee or conversion to
Crucell                                                                                          License fee
-------------------------- ----------------------- ------------------- --------------- --------------------------------
                           $268,500                $268,500
Molecular Medicine
-------------------------- ----------------------- ------------------- --------------- --------------------------------
                           $471,518 (CDN)          $471,518 (CDN)
University of British
Columbia - CRA
-------------------------- ----------------------- ------------------- --------------- --------------------------------
                           $354,167 (CDN)          $354,167 (CDN)
Dr. Wilfred Jefferies(1)
-------------------------- ----------------------- ------------------- --------------- --------------------------------
                           $237,500 (CDN)          $237,500 (CDN)
Ronald Handford(2)
-------------------------- ----------------------- ------------------- --------------- --------------------------------


(1) Indirect payment pursuant to the 442668 B.C. Consulting Agreement, as defined below. Assumes a one-year contract renewal of the consulting agreement.
(2) Indirect pursuant to the Handford Services Agreement, as defined below.



ITEM 7. FINANCIAL STATEMENTS

         The information required under Item 310(a) of Regulation S-B is included as a separate section of this report beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's principal independent account from November 9, 2000 until January 1, 2004 was LaBonte & Co. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of the Company's principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte.

ITEM 8A.  CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of the Company's management, including Ronald L. Handford, the Company's Chief Executive Officer and Grant Atkins, the Company's Chief
Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, Mr. Handford and Mr. Atkins concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         As of the date of this Annual Report, the directors and executive officers of the Company are as follows:



----------------------------------------- ---------------- --------------------------------------------------------------
                  NAME                       AGE                          POSITION WITH THE COMPANY
----------------------------------------- ---------------- --------------------------------------------------------------

Ronald L. Handford                             51          Director and President, Chief Executive Officer
----------------------------------------- ---------------- --------------------------------------------------------------
Dr. Wilfred Jefferies                          46          Chairman of the board of directors and Chief Scientific
                                                           Officer
----------------------------------------- ---------------- --------------------------------------------------------------
Grant Atkins                                   43          Chief Financial Officer,
                                                           Secretary, Treasurer and Director(1)
----------------------------------------- ---------------- --------------------------------------------------------------
Dr. Karl E. Hellstrom                          69          Director
----------------------------------------- ---------------- --------------------------------------------------------------
Dr. Terry W. Pearson                           58          Director
----------------------------------------- ---------------- --------------------------------------------------------------
Norman J.R. MacKinnon                          68          Director
----------------------------------------- ---------------- --------------------------------------------------------------

(1) Grant Atkins agreed to resign as Chief Financial Officer, Secretary, and Treasurer of the Company effective no later than April 15, 2004. A continuation of certain services to the Company through a consulting services agreement between Mr. Atkins and the Company is currently under review by Management. Mr. Atkins remains a director of the Company. Mr. Atkins will continue to serve as a Director. Ronald Handford will assume the roles of Chief Financial Officer, Secretary, and Treasurer pending the appointment of a replacement.


BIOGRAPHIES OF DIRECTORS AND OFFICERS

         RONALD L. HANDFORD, B.A.Sc M.B.A. is the President and Chief Executive Officer and a director of the Company and has served as a director since July 2002. Mr. Handford has over 30 years of international experience in business, finance and leading public and private companies. Mr. Handford is an engineering graduate from the University of British Columbia with an MBA from the University of Western Ontario. From 1993-1996, he was investment officer at the International Finance Corporation, the private sector arm of the World Bank, in Washington D.C. Before that he was a vice president with Barclays Bank in Toronto, responsible for their structured finance activities in Canada. He is experienced in capital raising, as well as in building and administering public and private companies.

         DR. WILFRED JEFFERIES, D.Phil. is the Chief Scientific Officer, a director and the Chairman of the board of directors of the Company and has served as a director since July 2002. Dr. Jefferies is a Professor of Medical Genetics, Microbiology and Immunology, and a member of the Biomedical Research Centre and the Biotechnology Laboratory at the University of British Columbia. Dr. Jefferies received his D.Phil. from Oxford University and was a post-doctoral research fellow at the Karolinska Institute in Sweden and the Swiss Cancer Institute in Lausanne. His current research focus at UBC is iron transport/metabolism and antigen processing. Dr. Jefferies oversees and directs the scientific development of the Company.

         GRANT R. ATKINS is the Chief Financial Officer, Secretary, Treasurer and a director of the Company and has served as a director since March 2001. He was formerly President and Secretary of the Company through the Company's restructuring phases and served as the Chief Financial Officer, Secretary and Treasurer from March 1, 2003 to April 15, 2004. For the past ten years, Mr. Atkins has provided services as a financial, administrative and project co-ordination consultant to clients in government and private industry. He has extensive multi-industry experience in the fields of finance, administration and business development. Mr. Atkins has a commerce degree from UBC specializing in finance. He has many years experience as both a director and an officer of public companies. He is also currently the President, Chief Executive Officer and a director of Lexington Resources, Inc., a public company engaged in the business of oil and gas exploration.

         DR. KARL E. HELLSTROM has served as a director since December 2002. Dr. Karl Hellstrom received his M.D. and Ph.D. degrees from the Karolinska Institute in Stockholm, Sweden, initially working in the area of tumor biology with an emphasis on immunogenetics. Subsequently, Dr. Hellstrom became a professor in pathology and an adjunct professor in microbiology/immunology at the University of Washington Medical School. During 1975, Dr. Hellstrom moved to the newly established Fred Hutchinson Cancer Research Center in Seattle, Washington, as a director of its Tumour Immunology Program. In 1983, he joined the biotechnology company Oncogen which, in 1990, was integrated into the Pharmaceutical Research Institute of Bristol-Myers Squibb Company. Dr. Hellstrom became vice president of Oncology Discovery and, since 1995, of Immunotherapeutics. During 1997, Dr. Hellstrom moved from Bristol-Myers Squibb to Pacific Northwest Research Institute, where he is currently leading a group in Tumour Immunology as a principal investigator.

         DR. TERRY W. PEARSON has served as a director of the Company since January 2004. Dr. Pearson is professor of Biochemistry and Microbiology at the University of Victoria. He received his BSc and Ph.D. degrees in microbiology and immunology from the University of British Columbia at Vancouver. After postdoctoral work at the Medical Research Council Laboratory for Molecular Biology in Cambridge, England, Dr. Pearson worked as staff scientist in its cell biology section. He also served as staff scientist at the International Laboratory for Research on Animal Diseases in Nairobi, Kenya. His current research focuses on the biochemical and immunological analysis of tropical protozoan parasites, primarily the trypanosome, the causative agent of African sleeping sickness. A guest speaker at numerous institutions and international meetings, Dr. Pearson served as a Trustee of the Terry Fox Medical Research Foundation and as a Director of the Science Council of British Columbia. Dr. Pearson was the recipient of the Inaugural Award for Excellence in Science Teaching at the University of Victoria. He has spent more than six years living and travelling in Africa, and continues to do collaborative research with laboratories in Europe, the USA and Africa aimed at stopping sleeping sickness, a disease that has altered the history of the African continent. At Cambridge, Dr. Pearson was involved with the early stages in the discovery of monoclonal antibodies and takes a particular interest in alternate methods for their derivation, production and use in immunodiagnostics and in vaccine development.

         NORMAN J.R. MACKINNON has served as a director of the Company since January 2004. Mr. MacKinnon articled with Peat, Marwick, Mitchell (now KPMG), and qualified as a Chartered Accountant in 1961. From 1962 to 1964, Mr. MacKinnon was Audit Manager with Griffiths & Griffiths. In 1965, Mr. MacKinnon started his own accounting practice. From 1968 to 1972, Mr. MacKinnon was president & chief executive officer of Imaginaction International Ltd., a venture capital company, involved with start-ups and acquisitions. From 1972 to 1984, Mr. MacKinnon was Senior Partner, specializing in taxation, for the public practice firm of MacKinnon, Sapera, Lewis & McDonald. From 1972 to the present, Mr. MacKinnon has served on the Board of numerous public companies, assisting in the finance function. He has also been involved in the development of several private companies. Mr. MacKinnon has acted in many public service roles throughout his career, including serving on various committees of the B.C.
Institute of Chartered Accountants, serving on the board of the Borstal Association of British Columbia, of which he was made a life member, serving on the board of the Greater Vancouver Crime Stoppers for 7 years and was director for a term on the United Community Services Board.

COMMITTEES OF THE BOARD OF DIRECTORS

AUDIT COMMITTEE

         The Board of Directors has established an audit committee and is currently establishing a nominating and governance committee and a compensation committee. The members of the audit committee are Dr. Karl Hellstrom, Dr. Terry Pearson and Mr. Norman MacKinnon. The audit committee's financial expert is Mr. Norman MacKinnon. Each member of the audit committee is "independent" within the meaning of Rule 10A-3 under the Exchange Act.

         The audit committee was organized in March 2004, and operates under a written charter adopted by the Board of Directors in March 2004. A copy of the audit committee charter is attached to this Annual Report as exhibit 99.1.

REPORT OF THE AUDIT COMMITTEE

          The audit committee has reviewed and discussed with management the Company's audited financial statements as of and for the year ended December 31, 2003.

         The audit committee has also discussed with Dale Matheson Carr-Hilton Labonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with audit committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

         The audit committee has received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton Labonte required by Independence Standards Board Standard No. 1, Independence Discussions with audit committees, as amended, and has discussed with Dale Matheson Carr-Hilton Labonte their independence.

         Based on the reviews and discussions referred to above, the audit committee has recommended to the Board of Directors that the audited financial statements referred to above be included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the Company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Rule 16a-3 promulgated under the Exchange Act. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended December 31, 2003, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met, except that Ronald L. Handford, Wilfred Jefferies and Grant Atkins, each an officer and director of the Company, each failed to timely file a Form 4 in December disclosing one transaction. Mr. Handford filed a Form 4 on February 03, 2004 disclosing this transaction, Mr. Jefferies filed a Form 4 on February 10, 2004 disclosing this transaction and Mr. Atkins filed a Form 4 on February 04, 2004 disclosing this transaction. James Davidson, a former officer and director failed to timely file a form 4 disclosing one transaction and as of the date of this annual report has not filed a form 4.

CODE OF ETHICS

         At this time, the Company has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. The Company expects to adopt a formal Code of Ethics during the fiscal year ended December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF OFFICERS AND DIRECTORS

         SUMMARY COMPENSATION TABLE. The following table sets forth the annual and long-term compensation for services to the Company paid in the fiscal years ended December 31, 2003 and 2002 of Ronald Handford and Dr. Wilfred Jefferies, the Company's most highly compensated executive officers.



--------------------------- ------------ ---------- -------------- --------------- ----------
Name and Position           Year         Salary     Bonus          Other           Options
--------------------------- ------------ ---------- -------------- --------------- ----------

Ronald Handford,            2003         $0         $0             $97,845(1)      200,000
President, CEO and
Director
--------------------------- ------------ ---------- -------------- --------------- ----------
                            2002         $0         $0             $69,374(1)      350,000
--------------------------- ------------ ---------- -------------- --------------- ----------
Dr. Wilfred Jefferies,      2003         $0         $0(3)          $83,753(2)      1,500,000
Chief Scientific Officer
and Chairman
--------------------------- ------------ ---------- -------------- --------------- ----------
                            2002         $0         $0             $67,670(2)      500,000
--------------------------- ------------ ---------- -------------- --------------- ----------

(1) Received by the Handford Management Inc. pursuant to contractual provisions of Handford Services Agreement. Mr. Handford is the sole officer, director and 50% shareholder of Handford Management, Inc.
(2) Paid to 442668 B.C. Ltd. pursuant to the 442668 B.C. Consulting Agreement. Dr. Jefferies is the sole officer, director and a 50% shareholder of 442668 B.C. Ltd.
(3) Does not include the $38,600 bonus to Dr. Jefferies approved by the board of directors effective December 31, 2003. As of the date of this Annual Report, the bonus remains due and payable.



         As of the date of this Annual Report, none of the directors or officers of the Company are compensated for their roles as directors or executive officers. However, as of the date of this Annual Report, Messrs. Handford, Atkins and Dr. Jefferies derive remuneration from the Company as compensation for consulting services rendered. See "Consulting Agreements." Officers and directors of the Company are also reimbursed for any out-of-pocket expenses incurred by them on behalf of the Company. Any compensation is subject to change concurrent with Company requirements. The Company presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

MANAGEMENT CONSULTING AGREEMENTS

442668 B.C. CONSULTING AGREEMENT

         On February 1, 2000, GeneMax Pharmaceuticals and 442668 B.C. Ltd, a British Columbia corporation entered into a consulting agreement ("the 442668 B.C Consulting Agreement"). Dr. Jefferies is the sole officer, director and a 50% shareholder of 442668 B.C. Ltd. Pursuant to the 442668 B.C. Consulting
Agreement, Dr. Jefferies will provide technical, research and technology development services to the Company until March 6, 2005. Dr. Jefferies shall be paid a monthly fee of approximately $10,000 (CDN) for an aggregate annual salary of $120,000 (CDN) and reimbursed for expenses incurred for the benefit of GeneMax Pharmaceuticals. Effective December 31, 2003, the Board of Directors approved an amendment to the 442668 B.C. Consulting Agreement (the "Amended 442668 B.C. Consulting Agreement"). Pursuant to the terms of the Amended 442668 B.C. Consulting Agreement, Dr. Jefferies monthly fee was increased to $14,166
(CDN) for an aggregate annual salary of $170,000 (CDN). Dr. Jefferies was also granted an anti-dilution mechanism pursuant to which Dr. Jefferies' fully diluted equity ownership interest would be modified to twenty-five percent (25%) of the total issued and outstanding shares of common stock. The anti-dilution mechanism expires on December 31, 2007 and is subject to the achievement of performance milestones to be mutually agreed upon us and Dr. Jefferies and regulatory approvals of applicable jurisdictions.

          Effective December 31, 2003, the Board of Directors of the Company approved and authorized the payment to Dr. Jefferies of a bonus in the aggregate amount of $50,000 (CDN). The bonus shall accrue and at the election of Dr. Jefferies be either payable from receipt of certain subsequent proceeds or assigned to the Company for the exercise price of certain stock options. As of the date of this Annual Report, the bonus remains due and payable to Dr. Jefferies.

HANDFORD SERVICES AGREEMENT

         On August 1, 1999 and as amended on December 31, 2003, GeneMax Pharmaceuticals and Ronald Handford, the President, Chief Executive Officer and a director of the Company, entered into a Management Services Agreement (the "Handford Services Agreement"). Pursuant to the Handford Services Agreement, Mr. Handford will provide development and management services to the Company until March 6, 2005. Effective December 31, 2003, the Handford Services Agreement was amended to provide that Mr. Handford's monthly salary be $12,500 (CDN) for an aggregate annual salary of $150,000 (CDN).

         During the fiscal year ended December 31, 2003, an aggregate of $107,366 in fees was incurred by the Company pursuant to the Handford Services Agreement. During the fiscal year ended December 31, 2003, Mr. Handford was paid $97,845 and $16,332 remains due and owing to Mr. Handford under the Handford Services Agreement.

ATKINS CONSULTING AGREEMENT

         Mr. Atkins, a director of the Company commenced providing services as the Chief Financial Officer, Secretary and Treasurer on March 1, 2003. Effective January 1, 2004 following the end of the ICI contract, a verbal consulting services agreement between Mr. Atkins and the Company was entered into but details of which were not finalized. Mr. Atkins has agreed to resign as Chief Financial Officer, Secretary and Treasurer of GeneMax and its subsidiaries effective no later than April 15, 2004. A continuation of certain services to the Company through a consulting services agreement between Mr. Atkins and the Company is currently under review by Management. Mr. Atkins remains a director of the Company. During the fiscal year ended December 31, 2003, no fees were incurred to Atkins for services rendered by Mr. Atkins directly to the Company. However Mr. Atkins did receive $25,875 from ICI as compensation for services rendered to the Company. In addition, $2,593 is owing to Mr. Atkins as at December 31, 2003 for expenses incurred on behalf of the Company.

CONSULTING SERVICES AGREEMENT.

         During the fiscal year ended December 31, 2003, an aggregate of $120,000 in fees was incurred to ICI for services rendered to the Company under the Consulting Services Agreement. In addition, ICI incurred expenses on behalf of the Company during the period totaling $637,741. During the fiscal year ended December 31, 2003, the Company paid ICI $428,621 and settled a further $260,000 in exchange for debt for the exercise of stock options to consultants of ICI and assigned a further $71,274 to certain consultants of IMT for the exercise of stock options.

         Effective December 31, 2003, the Company accepted the resignation of ICI to develop internal infrastructure for support and operation of the Company for those services previously provided by ICI and others. The board of directors made the decision to subsequently contract directly for the services previously performed by ICI.

STOCK OPTION PLAN

         On July 15, 2002, the Board of Directors unanimously approved and adopted a stock option plan (the "Stock Option Plan"), which provides authorization to the Board of Directors to grant stock options to directors, officers, employees and consultants of the Company and its subsidiaries. The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company.

         The Stock Option Plan was subsequently amended effective September 30, 2002, April 16, 2003, September 2 2003 and December 16, 2003. The Stock Option Plan, as amended, provides authorization to the board of directors to grant up to an aggregate of 10,000,000 stock options.

         The Stock Option Plan is administered by the board of directors, which determines the persons to be granted stock options under the Stock Option Plan, the number of shares subject to each option and the terms and conditions of each option granted.

         The Stock Option Plan provides for the granting to employees of the Company "Incentive Stock Options" within the meaning of Section 422 of the Internal Revenue Code of 1986. The exercise price per share of the Company's common Stock deliverable upon the exercise of an Incentive Stock Option will be no less than the fair market value of a share of common stock on the date of grant. The exercise price of stock options granted pursuant to the Stock Option Plan are to be paid in cash or certified funds upon exercise of the option.

         On July 18, 2002, the Company, pursuant to the terms and provisions of the Share Exchange Agreement, filed a registration statement on Form S-8. The S-8 registered stock options under the Stock Option Plan in the amount of 1,000,000 shares at an exercise price of $0.50 per share.

          On August 12, 2003, the Company filed a registration on Form S-8 registering 500,000 stock options under the Stock Option Plan exercisable at $1.00 per share.

         On January 29, 2004, the Company filed a registration statement on Form S-8 registering 1,825,000 stock options under the Stock Option Plan exercisable at $0.50 per share and 425,000 stock options exercisable at $1.00 per share for an aggregate amount of 2,250,000 shares.

         As of March 29, 2004, 7,595,000 stock options had been granted to directors, officers, and consultants of the Company and its subsidiaries pursuant to the Stock Option Plan. As of March 29, 2004, there were 4,397,100 stock options outstanding and 2,777,990 options exercised pursuant to the Stock Option Plan.

         During the fiscal year ended December 31, 2003 and in February 2004, the Company entered into agreements with certain holders of debt of the Company whereby the Company agreed to accept the debt as consideration for the payment of the exercise price of stock options held by the debt holders, who had provided consulting services to the Company through contracts with third parties.

         In connection with these agreements, the Company issued 1,500,000 shares of the Company's common stock to the holders of the debt in exchange for the release or cancellation of $915,001 in debt.

OPTION RE-PRICE

         During the fiscal year ended December 31, 2003, the Company re-priced 100,000 stock options originally priced at $8.50, 20,000 stock options originally priced at $5.50 and 15,000 stock options originally price at $7.50 to a new exercise price of $1.75 per share to members of the Company's Scientific Advisory Board. The Company subsequently re-priced these stock options from $1.75 per share to a new exercise price of $1.15 per share on October 21, 2003 and subsequently to $1.00 on December 31, 2003. Moreover, during the fiscal year ended December 31, 2003, the Company re-priced 25,000 stock options originally at $1.90 to a new exercise price of $1.15 per share on October 21, 2003 and subsequently to $1.00 on December 31, 2003.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning options granted during the fiscal year ended December 31, 2003 to Ronald Handford, Dr. Wilfred Jefferies and Grant Atkins (the "Named Executive Officers").




--------------------- ------------------- ----------------- ------------------- ------------------
                      Number of                                                 % of Total
                      Securities                Exercise         Expiration     Options Granted
      Name            Underlying                  Price             Date        to Employees or
                      Options Granted                                           Consultants in
                                                                                Fiscal Year
--------------------- ------------------- ----------------- ------------------- ------------------

Ronald Handford            350,000             $1.00             9/29/05

                                                                                      7.24%
--------------------- ------------------- ----------------- ------------------- ------------------
                           200,000             $0.50             12/16/11
--------------------- ------------------- ----------------- ------------------- ------------------
Dr. Wilfred                500,000             $1.00             9/29/05
Jefferies                                                                            26.33%
--------------------- ------------------- ----------------- ------------------- ------------------
                          1,500,000            $0.50             12/16/11
--------------------- ------------------- ----------------- ------------------- ------------------
Grant R. Atkins            250,000             $0.50             12/16/11             3.29%
--------------------- ------------------- ----------------- ------------------- ------------------



AGGREGATED  OPTION  EXERCISES  IN LAST  FISCAL YEAR AND FISCAL  YEAR-END  OPTION
VALUES

         There were no share exercises during the fiscal year ended December 31, 2003 by the Named Executive Officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the name and address, and the approximate number of shares of common stock of the Company owned of record or beneficially by each person who, as of March 29, 2004, owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Annual Report.

         As of March 29, 2004, there were 20,103,875 shares of common stock issued and outstanding.



----------------------------------------- --------------------------------------- ---------------------------
  NAME AND ADDRESS OF BENEFICIAL OWNER     AMOUNT OF SHARES BENEFICIALLY OWNED
                                                                                             PERCENT OF CLASS
----------------------------------------- --------------------------------------- ---------------------------

Ronald Handford
3432 West 13th Avenue
Vancouver, British Columbia                            1,466,000(1)                               7.11%
Canada V5Y 1W1
----------------------------------------- --------------------------------------- ---------------------------
Dr. Wilfred Jefferies 442668 B.C. Ltd.
12596 23rd Avenue                                      4,770,465(2)                               22.83%
Surrey, British Columbia
Canada V4A 2C2
----------------------------------------- --------------------------------------- ---------------------------
James D. Davidson
321 S. St. Asaph Street                                1,446,166(3)                               7.16%
Alexandria, Virginia 22314
----------------------------------------- --------------------------------------- ---------------------------
Dr. Karl Hellstrom
720 Broadway                                             281,250(4)                                1.38%
Seattle, Washington 98122
----------------------------------------- --------------------------------------- ---------------------------
Grant R. Atkins
435 Martin Street
Suite 2000                                              250,000(5)                                1.23%
Blaine, Washington 98230
----------------------------------------- --------------------------------------- ---------------------------
Norman J.R. MacKinnon
628 - 470 Granville Street
Vancouver, British Columbia                             25,000(6)                                 0.12%
Canada V6C 1V5
----------------------------------------- --------------------------------------- ---------------------------
Dr. Terry Pearson
265 Coldecotte Road
Victoria, British Columbia                              100,000(7)                                0.49%
Canada V9E 2E3
----------------------------------------- --------------------------------------- ---------------------------
Newport Capital Corp.
Rennweg 28                                             1,687,942(8)                               8.10%
Zurich Switzerland CH 8001
----------------------------------------- --------------------------------------- ---------------------------
All Current Officers and Directors as a
Group (6 persons)                                       6,892,715                                 29.56%
--------------------------------------------------------------------------------- ---------------------------

(1) Includes (a) 808,000  shares of common stock held directly by Mr.  Handford;
(b) 100,000 shares of common stock held directly by Handford Management Inc. in which Mr. Handford has sole voting and disposition power; (c) 8,000 warrants exercisable into 8,000 shares of common stock at $0.75 per share expiring December 1, 2005; (d) stock options to acquire 350,000 shares of common stock at $1.00 per share; and (e) stock options to acquire 200,000 shares of common stock at $0.50 per share.

(2) Includes: (a) 2,770,465 shares of common stock held by 442668 B.C. Ltd. over which Dr. Jefferies has sole voting and disposition power; (b) stock options to acquire 500,000 shares of common stock at $1.00 per share; and (c) stock options to acquire 1,500,000 shares of common stock at $0.50 per share.

(3) Includes (a) 792,883 shares of common stock held of record by Mr.  Davidson;
(b) 500,000 shares of common stock held directly by Mr. Davidson's two minor children, over which Mr. Davidson has sole voting and disposition power; (c) warrants exercisable into 13,333 shares of common stock at the rate of $0.75 per share expiring on May 1, 2006; (d) warrants exercisable by Mr. Davidson into 15,000 shares of common stock at the rate of $1.00 per share expiring December 1, 2005; and (e) stock options to acquire 72,100 shares of common stock at $1.00 per share. As of the date of this Annual Report, Mr. Davidson has exercised 52,900 stock options at $1.00 per share into 52,900 shares of common stock.

(4) Includes: (a) stock options to acquire 81,250 shares of common stock at $1.00 per share and (b) stock options to acquire 200,000 shares of common stock at $1.00 per share. Mr. Hellstrom has been granted stock options to acquire 18,750 shares of common stock at $1.00 and that have not yet vested.






(5) Represents stock options to acquire 250,000 shares of common stock at $0.50 per share.

(6) Represents stock options to acquire 25,000 shares of common stock at $1.00 per share.

(7) Represents stock options to acquire 100,000 shares of common stock at $1.00 per share.

(8) Includes 963,656 shares held directly by Newport Capital Corp. and stock options to acquire 714,286 shares at $0.70 that expire on February 6, 2006.



         Notwithstanding the Pooling Agreement, there are no arrangements or understanding among the entities and individuals referenced above or their respective associates concerning election of directors or any other matters which may require shareholder approval.



SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

---------------------------------------------------------------------------------------------------------
                                  EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------

                            Number of securities    Weighted-average     Number of securities remaining
      Plan Category                  to             exercise price of    available for future issuance
                               be issued upon          outstanding      under equity compensation plans
                                  exercise          options, warrants   (excluding securities reflected
                               of outstanding          and rights              in the 1st column)
                                  options,
                            warrants and rights
-------------------------- ----------------------- -------------------- ---------------------------------

Equity Compensation
Plans approved by                 0                   $0.00                      0
security holders
-------------------------- ----------------------- -------------------- ---------------------------------
Equity Compensation
Plans not approved by            4,397,100           $0.74                   2,825,000
security holders
-------------------------- ----------------------- -------------------- ---------------------------------
Total                            4,397,100           $0.74                   2,825,000
-------------------------- ----------------------- -------------------- ---------------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal years ended December 31, 2003 and 2002, the Company paid Ron Handford $97,845 and $69,374, respectively, pursuant to the Handford Services Agreement. During the fiscal years ended December 31, 2003 and 2002, the Company paid 442668 B.C. Ltd. $130,503 and $67,670, respectively. Dr. Jefferies is the sole officer, director and a 50% shareholder of 442668 B.C. Ltd. Pursuant to the Consulting Services Agreement, the Company paid ICI for certain consulting services during the fiscal years ended December 31, 2003 and 2002. Grant Atkins was paid $25,875 and $17,325 during the fiscal years ended December 31, 2003 and 2002 by ICI for management services provided pursuant to this agreement. See "Management Consulting Agreements."

         During the fiscal year ended December 31, 2003, James Davidson a former Chief financial Officer and a member of the board of directors of the Company paid Mr. Davidson $20,000. During the fiscal year ended December 31, 2002, the Company paid Mr. Davidson $32,500 and settled the remaining balance of $13,000 through the issuance of 13,000 shares of restricted common stock at $1.00 per share. However, certain extensions to certain remuneration covenants pertaining to the Davidson Agreement were honored after yearend whereunder, $50,000 in amounts due to Davidson for fees in absentia plus $2,900 in Company related travel costs were settled and exchanged with the Company for the exercise of 52,900 share options at $1.00 per restricted common share. As agreed by the Company and Mr. Davidson, no further amounts are due under the original Davidson Agreement.

         During the fiscal year ended December 31, 2003, the Company paid AL&A $10,000 and $12,500 remained due and owing pursuant to the AL&A Services Agreement. During the fiscal year ended December 31, 2002, the Company paid AL&A $20,000 and settled an amount of $27,500 through the issuance to AL&A of 27,500 shares of restricted common stock at $1.00 per share.

INDEMNIFICATION OF DIRECTORS AND OFFICERS.

         Section 78.7502 of the Nevada Revised Statutes contains provisions for indemnification of the officers and directors of the Company. Nevada law provides for indemnification, which may eliminate any personal liability of a director to the Company or its shareholders for monetary damages for gross negligence or lack of care in carrying out the director's fiduciary duties, if a director or officer acts in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company. A director or officer may be indemnified as to any matter in which he successfully defends himself.

         The officers and directors of the Company are accountable to the shareholders of the Company as fiduciaries, which means such officers and directors are required to exercise good faith and integrity in handling the Company's affairs.

         A shareholder may be able to institute legal action on behalf of himself and all other similarly situated shareholders to recover damages where the Company has failed or refused to observe the law. Shareholders may, subject to applicable rules of civil procedure, be able to bring a class action or derivative suit to enforce their rights, including rights under certain federal and state securities laws and regulations. Shareholders who have suffered losses in connection with the purchase or sale of their interest in the Company due to a breach of a fiduciary duty by an officer or director of the Company in connection with such sale or purchase including, but not limited to, the misapplication by any such officer or director of the proceeds from the sale of any securities, may be able to recover such losses from the Company.

         Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities, other than the payment by the Company of expenses incurred or paid by a director, officer or controlling person of the Company in the successful defense or any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

         The Company has no agreements with any of its directors or executive officers providing for indemnification of any such persons with respect to liability arising out of their capacity or status as officers and directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are filed as part of this Annual Report:

     3.1  Amended and Restated Bylaws of GeneMax Corp. dated December 16, 2003.

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act.

     32.1 Certification of Chief Executive Officer and Chief Financial Officer Under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

     99.1 Charter of Audit Committee of GeneMax Corp.

         (b) Reports on Form 8-K.

                    None.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES

          During the fiscal year ended December 31, 2003, the Company incurred approximately $35,000 in fees to Dale Matheson Carr-Hilton LaBonte for professional services rendered in connection with the audit of the Company's financial statements for fiscal year ended December 31, 2003, for the review of the Company's financial statements for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and for other audit related services.

         During the fiscal year ended December 31, 2002, the Company incurred approximately $30,000 in fees to its principal independent accountant for professional services rendered in connection with the audit of the Company's financial statements for fiscal year ended December 31, 2002, for the review of the Company's financial statements for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 and for other audit related services.

         ALL OTHER FEES

         During the fiscal year ended December 31, 2003, the Company did not incur any other fees for professional services rendered by Dale Matheson Carr-Hilton LaBonte for all other non-audit services which may include, but is not limited to, tax-relates services, actuarial services or valuation services.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GENEMAX CORP.
                                      (Registrant)


Date:  April 14, 2004                 By: /s/ RONALD L. HANDFORD
                                         _______________________________________
                                          Ronald L. Handford
                                          President, Chief Executive Officer and
                                          Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 14, 2004                  /s/ DR. WILFRED JEFFERIES
                                      __________________________________________
                                      Dr. Wilfred Jefferies
                                      Chairman of the Board and Chief Scientific
                                      Officer



Date: April 14, 2004                  /s/ GRANT R. ATKINS
                                      __________________________________________
                                      Grant R. Atkins
                                      Chief Financial Officer/Treasurer



Date: April 14, 2004                  /s/ DR. KARL E. HELLSTROM
                                      __________________________________________
                                      Dr. Karl E. Hellstrom, Director



Date: April 14, 2004                  /s/ DR. TERRY W. PEARSON
                                      __________________________________________
                                      Dr. Terry W. Pearson, Director



Date: April 14, 2004                  /s/ NORMAN J.R. MACKINNON
                                      __________________________________________
                                      Norman J.R. MacKinnon, Director

                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2003 AND 2002






















INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DALE MATHESON              PARTNERSHIP OF:               Robert J. Burkart, Inc.
CARR-HILTON LABONTE        James F. Carr-Hilton, Ltd.    Alvin F. Dale, Ltd.
_____________________      Peter J. Donaldson, Inc.      R. J. LaBonte, Ltd.
CHARTERED ACCOUNTANTS      Robert J. Matheson, Inc.      Fraser G. Ross, Ltd.
________________________________________________________________________________

                          INDEPENDENT AUDITORS' REPORT
________________________________________________________________________________


To the Stockholders and Board of Directors of GeneMax Corp.

We have audited the consolidated balance sheets of GeneMax Corp. as at December 31, 2003 and 2002 and the consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from July 27, 1999 (inception) to December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and its cash flows and the changes in stockholders' equity for the years then ended and for the period from July 27, 1999 (inception) to December 31, 2003 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, a capital deficiency, has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                           CHARTERED ACCOUNTANTS


Vancouver, B.C.
January 21, 2004, except Note 10 which is as of March 1, 2004



A MEMBER OF MMGI INTERNATIONAL, A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTS AND BUSINESS ADVISORS

Vancouver Offices: Suite 1700 - 1140 West Pender Street, Vancouver, B.C., Canada
                   YG# 4G1, Tel: 604 687 4747 * Fax: 604 687 4216

                   Suite 610 - 938 Howe Street, Vancouver, B.C., Canada V6Z 1N9,
                   Tel: 604 682-2778 * Fax: 604-689-2778

Surrey Office:     Suite 303-7337 - 137th Stret, Surrey, B.C., Canada V3W 1A4,
                   Tel: 604 572 4586 * Fax: 604 572 4587


                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,       December 31,
                                                                  2003               2002
____________________________________________________________________________________________
                                                                               (Restated Note 9)
                                     ASSETS

CURRENT ASSETS
   Cash                                                       $    19,451        $   642,589
   Prepaid expenses                                                 1,033              6,000
____________________________________________________________________________________________

                                                                   20,484            648,589
FURNITURE AND EQUIPMENT, (Note 5)
   net of depreciation of $121,506 (2002 - $79,138)                72,722            112,839
____________________________________________________________________________________________

                                                              $    93,206        $   761,428
============================================================================================


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                   $   661,755        $   264,613
   Due to related parties (Note 6)                                 75,196             30,986
____________________________________________________________________________________________

                                                                  736,951            295,599
____________________________________________________________________________________________

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 6, 7 and 10)

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Capital stock  (Note 7)
      Common stock, $0.01 par value, 50,000,000
        shares authorized 18,808,034 shares issued and
        outstanding (2002 - 15,847,519)                            18,808             15,847
      Preferred stock, $.001 par value, 5,000,000
        shares authorized, NIL outstanding                              -                  -
   Additional paid-in capital                                   8,401,949          3,515,315
   Common stock subscriptions                                           -            200,000
   Common stock purchase warrants                                 734,085            717,050
   Deficit accumulated during the development stage            (9,751,665)        (3,972,760)
   Accumulated other comprehensive income (loss)                  (46,922)            (9,623)
____________________________________________________________________________________________

                                                                 (643,745)           465,829
____________________________________________________________________________________________

                                                              $    93,206        $   761,428
============================================================================================


The accompanying notes are an integral part of these consolidated financial statements




                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              July 27, 1999
                                                          Year Ended         Year Ended      (inception) to
                                                         December 31        December 31        December 31,
                                                            2003               2002               2003
___________________________________________________________________________________________________________

INTEREST INCOME                                          $         -        $       125        $    26,571
___________________________________________________________________________________________________________

EXPENSES
   Consulting fees                                           266,587            149,036            620,860
   Consulting fees - stock based (Note 7)                  2,121,000            630,275          2,751,275
   Depreciation                                               42,368             40,890            121,506
   License fees                                              128,000                  -            207,243
   Management fees                                           227,366            168,206            714,572
   Office and general                                        925,201             96,830          1,172,627
   Professional fees                                         277,405            350,782            787,908
   Research and development                                1,114,644            833,589          2,647,684
   Research and development - stock based (Note 7)           612,000                  -            612,000
   Travel                                                     64,338             15,226            142,561
___________________________________________________________________________________________________________

                                                           5,778,905          2,284,834          9,778,236
___________________________________________________________________________________________________________

NET LOSS FOR THE YEAR                                    $(5,778,905)       $(2,284,709)       $(9,751,665)
===========================================================================================================

BASIC NET LOSS PER SHARE                                 $     (0.34)       $     (0.17)
=======================================================================================

WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                                  17,046,996         13,289,451
=======================================================================================


 The accompanying notes are an integral part of these consolidated financial statements




                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2003


                                                                                              Deficit
                               Common Stock                                     Common     Accumulated    Accumulated
                           ____________________   Additional       Common        Stock        During          other
                           Number of               Paid In          Stock       Purchase    Development   Comprehensive
                             shares      Amount    Capital      Subscriptions   Warrants       Stage      Income (loss)     Total
___________________________________________________________________________________________________________________________________

Issued on incorporation
   - July 27, 1999                  1   $     -   $        -     $       -       $   -      $         -     $       -     $       -

Issued to founders for:
   - consulting services
   - October 1999           2,150,000     2,150            -             -           -                -             -         2,150

   - cash at
   $0.001 per share -
   October 1999             1,850,000     1,850            -             -           -                -             -         1,850

Common stock
   subscriptions                    -         -            -       177,100           -                -             -       177,100

Net loss for the period             -         -            -             -           -          (80,733)            -       (80,733)
___________________________________________________________________________________________________________________________________

Balance, December 31,
   1999                     4,000,001     4,000            -       177,100           -          (80,733)            -       100,367

Issued in connection with
   UBC license agreement
   (Note 4): -for
   consulting services
   - February 2000          3,600,000     3,600            -             -           -                -             -         3,600

   - for license fees
   - February 2000            500,000       500            -             -           -                -             -           500

Issued for cash at $0.60
   per share - February
   2000
      - net of finders'
      fees of $95,570       1,408,828     1,409      748,321      (177,100)          -                -             -       572,630

Issued for cash at $0.60
   per share -  March
   2000                       644,000       644      385,756             -           -                -             -       386,400

Issued for cash at $0.60
   per share- May 2000        210,000       210      125,790             -           -                -             -       126,000

Issued for finders' fees
   in connection with $0.60
   financing - May 2000       124,642       125        (125)             -           -                -             -             -

Net loss for the year               -         -            -             -           -         (935,332)            -      (935,332)

Currency translation
   adjustment                       -         -            -             -           -                -        (1,937)       (1,937)
___________________________________________________________________________________________________________________________________

Balance, December 31,
   2000                    10,487,471    10,488    1,259,742             -           -       (1,016,065)       (1,937)      252,228

 The accompanying notes are an integral part of these consolidated financial statements





                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2003


                                                                                              Deficit
                               Common Stock                                     Common     Accumulated    Accumulated
                           ____________________   Additional       Common        Stock        During          other
                           Number of               Paid In          Stock       Purchase    Development   Comprehensive
                             shares      Amount    Capital      Subscriptions   Warrants       Stage      Income (loss)     Total
___________________________________________________________________________________________________________________________________

Issued for cash at $0.75
   per share
   - April to July 2001       110,334       110       82,640             -           -                -             -        82,750

Issued for cash at $1.00
   per share
   - June to November
     2001                     265,000       265      264,735             -           -                -             -       265,000

Net loss for the year               -         -            -             -           -         (671,986)            -      (671,986)

Currency translation
   adjustment                       -         -            -             -           -                -        (2,041)       (2,041)
___________________________________________________________________________________________________________________________________

Balance, December 31,
   2001                    10,862,805    10,863    1,607,117             -           -       (1,688,051)       (3,978)      (74,049)

Issued for cash at $1.00
   per share- February
   to May 2002 - net of
   finders' fees of
   $17,000                    187,500       187      170,313             -           -                -             -       170,500

Issued on settlement of
   debts at $0.75 per
   share - May 2002           181,660       182      136,063             -           -                -             -       136,245
___________________________________________________________________________________________________________________________________

GPI balance, July 15,
   2002 (Note 1)           11,231,965    11,232    1,913,493             -           -       (1,688,051)       (3,978)      232,696


GMC balance, July 15,
   2002                    15,320,119    52,075    7,134,217       (85,000)          -       (6,607,580)            -       493,712

Reverse acquisition
   recapitalization
   adjustment             (11,231,965)  (47,987)  (7,180,193)            -     620,600        6,607,580             -             -
___________________________________________________________________________________________________________________________________

Balance post reverse
   acquisition             15,320,119    15,320    1,867,517       (85,000)    620,600       (1,688,051)       (3,978)      726,408

Common stock purchase
   warrants expired                 -         -        9,900             -      (9,900)               -             -             -

GMC subscription proceeds
   received                         -         -            -       100,000           -                -             -       100,000


 The accompanying notes are an integral part of these consolidated financial statements




                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2003


                                                                                              Deficit
                               Common Stock                                     Common     Accumulated    Accumulated
                           ____________________   Additional       Common        Stock        During          other
                           Number of               Paid In          Stock       Purchase    Development   Comprehensive
                             shares      Amount    Capital      Subscriptions   Warrants       Stage      Income (loss)     Total
___________________________________________________________________________________________________________________________________

Issued for cash at $2.50
   per share -
   November 2002              425,400       425      956,725             -     106,350                -             -     1,063,500
   (As restated - Note 9)

Subscription proceeds
   received -
   December 2002                    -         -            -       185,000           -                -             -       185,000

Exercise of stock options
   at $0.50 per share
   - December 2002            102,000       102       50,898             -           -                -             -        51,000

Stock-based compensation            -         -      630,275             -           -                -             -       630,275

Net loss for the year               -         -            -             -           -       (2,284,709)            -    (2,284,709)

Currency translation
   adjustment                       -         -            -             -           -                -        (5,645)       (5,645)
___________________________________________________________________________________________________________________________________

Balance, December 31,
   2002                    15,847,519    15,847    3,515,315       200,000     717,050       (3,972,760)       (9,623)      465,829

Exercise of stock options
   at $0.50 per share       1,793,630     1,794      895,021             -           -                -             -       896,815

Exercise of stock options
   at $1.00 per share         525,000       525      524,475             -           -                -             -       525,000

Issued for cash at $5.00
   per share                   43,000        43      193,457      (185,000)     21,500                -             -        30,000

Issued for cash at $1.00
   per share, net of
   finder's fee               555,350       555      465,725             -      55,535                -             -       521,815

Issued as finders' fees        33,535        34          (34)            -           -                -             -             -

Subscriptions repaid                -         -        5,000       (15,000)          -                -             -       (10,000)

Issue for technology
   license (Note 4)            10,000        10        9,990             -           -                -             -        10,000


 The accompanying notes are an integral part of these consolidated financial statements




                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2003


                                                                                              Deficit
                               Common Stock                                     Common     Accumulated    Accumulated
                           ____________________   Additional       Common        Stock        During          other
                           Number of               Paid In          Stock       Purchase    Development   Comprehensive
                             shares      Amount    Capital      Subscriptions   Warrants       Stage      Income (loss)     Total
___________________________________________________________________________________________________________________________________

Common stock purchase
   warrants expired                 -         -       60,000             -     (60,000)               -             -             -

Stock-based compensation            -         -    2,733,000             -           -                -             -     2,733,000

Net loss for the year               -         -            -             -           -       (5,778,905)            -    (5,778,905)

Currency translation
   adjustment                       -         -            -             -           -                -       (37,299)      (37,299)
___________________________________________________________________________________________________________________________________

Balance, December 31,
   2003                    18,808,034   $18,808   $8,401,949     $       -    $734,085      $(9,751,665)    $ (46,922)   $ (643,745)
===================================================================================================================================


 The accompanying notes are an integral part of these consolidated financial statements




                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     July 27, 1999
                                                               Year Ended         Year Ended         (inception) to
                                                               December 31        December 31         December 31,
                                                                  2003               2002                 2003
___________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                                       $ (5,778,905)       $ (2,284,709)       $ (9,713,065)
  Adjustments to reconcile net loss to net cash from
  operating activities:
  - depreciation                                                    42,368              40,890             121,506
  - non-cash consulting fees                                             -                   -               5,750
  - non-cash license fees                                           10,000                   -              10,500
  - stock-based compensation                                     2,733,000             630,275           3,363,275
  - prepaid expense                                                  4,967                   -               4,967
  - increase in accounts payable                                   397,142             206,805             647,471
___________________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                           (2,591,428)         (1,406,739)         (5,559,596)
___________________________________________________________________________________________________________________

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                               (2,251)             (5,820)           (194,228)
  Pre reverse acquisition advances from GMC (Note 3)                     -             250,000             250,000
  Cash acquired on reverse acquisition of GMC (Note 3)                   -             173,373             173,373
___________________________________________________________________________________________________________________

NET CASH FROM (USED IN) INVESTING ACTIVITIES                        (2,251)            415,553             229,145
___________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale and subscriptions of common stock             1,963,630           1,570,000           5,145,360
  Loans payable                                                          -              68,545             136,245
  Advances (to) from related parties                                44,210             (12,686)            115,219
___________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                         2,007,840           1,625,859           5,396,824
___________________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES                                    (37,299)             (5,645)            (46,922)
___________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                       (623,138)            631,028              19,451

CASH, BEGINNING OF YEAR                                            642,589              11,561                   -
___________________________________________________________________________________________________________________

CASH, END OF YEAR                                              $    19,451        $    642,589        $   19,451
==================================================================================================================

  NON-CASH ACTIVITIES:


   Refer to Notes 4, 6 and 7.


 The accompanying notes are an integral part of these consolidated financial statements


                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION
________________________________________________________________________________

 On May 9, 2002, GeneMax Corp. ("GMC" or "the Company"), a Nevada corporation entered into a letter of intent to acquire 100% of the issued and outstanding common shares of GeneMax Pharmaceuticals Inc. (a development stage company) ("GPI"), in exchange for a total of 11,431,965 restricted shares of common stock of GMC. During July and August, 2002 the Company completed the transaction pursuant to a definitive Share Exchange Agreement and issued 11,231,965 restricted shares of common stock to the GPI stockholders and 200,000 shares of common stock as a finder's fee.

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

During 2000 GPI and the University of British Columbia ("UBC") entered into a world-wide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC. Also during 2000 GPI and UBC entered into a Collaborative Research Agreement ("CRA") appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments (Refer to Note 4). The lead product resulting from these licenses is a cancer immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically the Company has moved the technology through issuance of a U.S. patent, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and contracted out production of clinical grade vaccine (refer to Note 4). The
Company plans to continue development of the lead product vaccine through clinical trials. The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products. The assay technology acquired has initial received patent protection.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $716,467, a capital deficiency of $643,745 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are imminent as part of normal product development and advancement. Since internally generated cash flow will not fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities.

Management continues to raise capital through private placements and loans as required to meet its operating budgets. Subsequent to December 31, 2003, a further $600,000 has been raised via equity private placements, and a further $152,185 has been raised through the exercise of stock options. The Company's operations and financing requirements are expected to expand upon entering clinical trials with its lead TAP cancer vaccine (transporters of antigen processing) (Refer to Note 10 - Subsequent Events).

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


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

FURNITURE AND EQUIPMENT
Furniture and equipment are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets: Office furniture and equipment - 36 months straight-line; Laboratory equipment - 60 months straight-line.

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

INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2003 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


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

The  Company  has  elected to  continue  to  account  for  stock-based  employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

                                             For the year ended December 31,
                                                  2003             2002
                                              _____________________________

     Net loss for the period as reported      $ (5,778,905)    $ (2,284,709)
     Additional SFAS 123 employee
     compensation expense                       (1,401,000)               -
                                              _____________________________

     Pro-forma net loss for the year          $ (7,179,905)    $ (2,284,709)
                                              ============     ============

     Pro-forma basic net loss per share       $      (0.42)    $      (0.17)
                                              ============     ============

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

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
________________________________________________________________________________

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred whereas under EITF Issue No. 94-3 a liability was recognized at the time of a commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on the Company's financial position or results of operations.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 did not affect the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not affect the Company's financial position or results of operations.


NOTE 3 - REVERSE ACQUISITION
________________________________________________________________________________

Effective May 9, 2002 the Company entered into a letter of intent to acquire 100% of the issued shares in the capital of GPI in exchange for 11,231,965 restricted shares of common stock plus 200,000 restricted shares of common stock for a finder's fee. The Company also agreed to issue an additional 188,154 restricted shares of common stock in settlement of $188,154 of accrued GPI management, consulting and research and development fees. Effective July 15, 2002, pursuant to a definitive Share Exchange Agreement, the Company commenced the closing and acquired 5,880,304 shares of GPI from non-British Columbia shareholders of GPI in exchange for the issuance of 5,880,304 restricted shares of common stock. The Company also issued a take-over bid circular to British

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


Columbia GPI shareholders and acquired a further 4,487,001 shares of GPI in exchange for 4,487,001 restricted shares of common stock effective August 13, 2002. Also during 2002, the Company completed the acquisition by acquiring the remaining 864,660 shares of GPI in exchange for 864,660 restricted shares of common stock. Also, 744,494 outstanding GPI common stock purchase warrants were exchanged on a one for one basis for the Company's common stock purchase warrants with identical terms and conditions and the Company issued 2,135,000 stock options to holders of GPI stock options (refer to Note 7). All GPI stock options and common stock purchase warrants were then cancelled. As a result of this transaction, the former stockholders of GPI owned 75% of the 15,320,119 total issued and outstanding shares of the Company as at July 15, 2002.

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

The book value of GMC's capital stock subsequent to the reverse acquisition is calculated and allocated as follows:

     GPI capital stock                                            $ 1,924,725
     GMC net assets                                                   493,712
                                                                  ___________

                                                                  $ 2,418,437
                                                                  ===========

     Capital stock                                                $    15,320
     Additional paid-in capital                                       620,600
       Share purchase warrants                                      1,867,517
                                                                  ___________

                                                                    2,503,437
     GMC subscriptions receivable pre reverse acquisition            (100,000)
     GMC subscriptions received pre reverse acquisition                15,000
                                                                  ___________

       Consolidated Capital accounts post reverse acquisition     $ 2,418,437

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


NOTE 4 - RESEARCH AGREEMENTS
________________________________________________________________________________

UNIVERSITY OF BRITISH COLUMBIA ("UBC")
Effective September 14, 1999 GPI entered into an Option Agreement ("Option") whereby UBC granted GPI an option to obtain a world-wide license from UBC providing GPI the exclusive license rights to certain patented and unpatented cancer immuno-therapy technologies originally invented and developed by UBC. The Option was for a term of 180 days and prior to being eligible to exercise the Option, GPI was to make a reasonable commercial effort to raise equity funding in an amount not less than CAN$1,000,000 to fund ongoing research and issue 500,000 founder's common shares to UBC and an additional 3,600,000 founders' common shares to certain principals involved in the UBC research. Having satisfied all of the conditions on or before March 6, 2000, GPI exercised the Option and obtained from UBC, the exclusive license rights as described above for meeting the specific terms of the Option plus a further payment of $78,743. The License will terminate after 15 years or upon the expiration of the last

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


NOTE 4 - RESEARCH AGREEMENTS (CONT'D)
________________________________________________________________________________


patent obtained relating to the licensed technology. The cost of obtaining any patents will be the responsibility of GPI. The technology remains the property of UBC, however, it may be utilized and improved by GPI. Concurrent with the execution of the license the head researcher at UBC became a director of GPI.

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totalling CAN$498,980 to be paid in four equal instalments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at December 31, 2003 CAN$471,518 (December 31, 2002 - CAN$115,303) is payable in connection with the CRA. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research.

Subsequent to year end, the Company paid $471,518 towards amounts owing under the CRA as of December 31, 2003. In addition, also subsequent to year end the Company reimbursed a total of $55,812 of patent expenditures to UBC in connection with technologies licensed to the Company resulting in $NIL owing to UBC in connection with the CRA prior to the scheduled 2004 CRA payments commencing March 1, 2004.

Also subsequent to year end the Company entered in to an exclusive worldwide license agreement with UBC for the use of a novel assay technology intended to be used to screen and select new drugs that regulate immune responses. The term of the licence is for the longer of 20 years and the last expiry of a patent obtained in connection with the technology. In consideration for the license, during the year the Company paid to UBC 10,000 restricted shares of common stock with a fair value of $10,000 and must pay an annual maintenance fee of $500 and all costs required to obtain any patents related thereto.

CANADIAN NETWORK FOR VACCINES AND IMMUNOTHERAPEUTICS OF CANCER AND CHRONIC VIRAL DISEASES ("CANVAC") Effective January 1, 2001 GPI and UBC entered into a one year Network Affiliate Agreement with CANVAC (the "CANVAC Agreement") whereby CANVAC would provide a grant to GPI and UBC to further fund the research activities in connection with the CRA. Under the terms of the CANVAC Agreement, CANVAC would provide a CAN$85,000 research grant to UBC upon GPI contributing CAN$117,300 towards the UBC research. The amounts paid by GPI do not qualify as amounts paid under the CRA funding schedule outlined above. During 2001, all amounts required under the CANVAC agreement were paid to UBC by GPI. During 2002 CANVAC contributed a further CAN$56,100 to continue funding the research activities until June 30, 2003. As at December 31, 2003 GPI owes CAN$38,709 to UBC to fund GPI's obligations under the CANVAC Agreement.

CRUCELL HOLLAND B.V. ("CRUCELL") - RESEARCH LICENSE AND OPTION AGREEMENT Effective August 7, 2003 Crucell and GPI entered into a five year Research License and Option Agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Agreement includes an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the technology. Under the terms of the agreement, the Company is required to make initial and ongoing option maintenance payments over the five year term totalling 450,000 Euros. To December 31, 2003 the Company has made all payments required totalling $115,490 (100,000 Euros). A further 100,000 Euros are payable during 2004 under the terms of the agreement.

MOLECULAR MEDICINE BIOSERVICES, INC. ("MOLECULAR MEDICINE") - PRODUCTION SERVICE AGREEMENT
Effective March 18, 2003 Molecular Medicine and GMC entered into a Production Service Agreement, as amended by a Production Service Agreement Amendment dated August 29, 2003, whereby Molecular Medicine will produce, under Good

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


NOTE 4 - RESEARCH AGREEMENTS (CONT'D)
________________________________________________________________________________


Manufacturing Practices, the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product. The product will incorporate the Crucell vector and GMC 's TAP1 gene. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. To December 31, 2003 the Company has made all payments required under the terms of the agreement totalling $108,500.


NOTE 5 - FURNITURE AND EQUIPMENT
________________________________________________________________________________

                                              December 31,      December 31,
                                                   2003             2002
                                              ______________________________

           Office furniture and equipment       $ 10,425          $ 34,284
           Laboratory equipment                  183,803           159,944
                                              ______________________________

                                                 194,228           194,228
           Less: accumulated depreciation       (121,506)         (111,013)
                                              ______________________________

                                                $ 72,722          $ 83,215
                                              ==============================


NOTE 6 -RELATED PARTY TRANSACTIONS
________________________________________________________________________________

During 1999 and 2000, GPI entered into consulting, management and research and development agreements with certain directors and private companies controlled by directors of the Company. These agreements have terms ranging from month to month to five years. In addition, in connection with the reverse merger, the Company entered into a management services agreement with Investor Communications, Inc. ("ICI"), a significant shareholder at the time of the reverse merger, whereby ICI provided various corporate services on a month-by-month basis for a fee of $10,000 per month plus expenses. The following amounts have been incurred to these related parties:

                                                For year ended December 31,
                                                  2003              2002
                                                __________________________

           Consulting fees                      $ 31,000          $ 80,500
           Management fees                       227,366           168,206
           Research and development              130,503           137,263
                                                __________________________

                                                $388,869          $364,400
                                                ==========================


Effective December 31, 2003 the Board of Directors of the Company approved the amendment of an existing consulting agreement and an existing management services agreement between the Company and two directors of the Company. Under the terms of the amended agreements, the two directors will be paid $14,167 and $12,500 respectively commencing January 1, 2004 for terms ending February 1, 2005 and July 31, 2005. Also the Board of Directors of the Company agreed to grant to Dr. Wilf Jefferies, one of the above noted directors and the head researcher at UBC (refer to Note 4), up to a five year anti-dilution right whereby Dr. Jefferies will be guaranteed the rights, subject to achieving certain developmental milestones, allowing him to purchase and own (by way of stock options, and/or convertible preferred shares or as otherwise determined by the Board of Directors) not less than 25% of the fully diluted outstanding shares of common stock of the Company, with such anti-dilution rights, terms and conditions being subject to applicable regulatory approvals. This anti-dilution right and terms thereto are subject to regulatory approval. As at December 31, 2003, Dr. Jefferies owned or had rights to 19.4% of the Company's fully diluted shares of common stock.

Effective December 31, 2003, the Company accepted the resignation of ICI and as a result will contract directly for the services previously performed by ICI. A director of the Company was paid $25,875 during the year ended December 31, 2003

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


NOTE 6 -RELATED PARTY TRANSACTIONS (CONT'D)
________________________________________________________________________________


by ICI for management services provided to the Company. Effective December 31, 2003 the Board of Directors of the Company approved entering into a month to month management consulting agreement with this director for services commencing January 1, 2004 for amounts to be determined based on services provided.

The Company has total commitments relating to the above management and consulting agreements for the years ended December 31, 2004 and 2005 of $320,000 and $115,833 respectively.

During the year ended December 31, 2003 GPI and the Company incurred $388,869 (2002 - $382,969) in fees and $649,738 (2002 - $27,839) in expense reimbursements to these related parties and made net repayments of $650,623 (2002 - $423,494). During the year ended December 31, 2003 ICI assigned $331,274 of its debt to certain stock option holders (refer to Note 7). In addition, two former directors of the Company who were owed a total of $12,500 resigned during the year and these amounts have been reclassified to accounts payable resulting in $75,196 owing to related parties as at December 31, 2003, (December 31, 2002
- $30,986). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Refer to Notes 3, 4 and 7.

NOTE 7 - CAPITAL STOCK
________________________________________________________________________________

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value. Effective December 31, 2003 the Company's board of directors approved an increase in the authorized capital to 300,000,000 voting common shares and 50,000,000 non-voting preferred shares subject to shareholder approval.

GMC CAPITAL STOCK TRANSACTIONS:
During 2002 the Company commenced a private placement of up to 1,000,000 units at $5.00 per unit. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase an additional common share of the Company at a price of $7.50 per share for a period of one year. During the year the Company issued 43,000 shares of common stock on the purchase of 43,000 units for total proceeds of $215,000 of which $185,000 had been received as at December 31, 2002 and $30,000 was received during the period. The fair value of the warrants was estimated to be $21,500 and was recorded as separate component of stockholders' equity. This financing was subsequently terminated.

During 2003 the Company paid $10,000 in connection with the settlement of $15,000 of subscriptions received in 2000 which were under dispute. As a result of the settlement the Company recorded a contribution to additional paid in capital of $5,000.

During 2003 the Company issued 10,000 shares of common stock with a fair value of $10,000 pursuant to new UBC license agreement as described in Note 4.

During 2003 the Company commenced a private placement of up to 5,000,000 units at $1.00 per unit. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase an additional common share of the Company at a price of $1.50 per share for a period of one year. The Company issued 555,350 shares of common stock on the purchase of 555,350 units for total proceeds of $555,350. A finder's fee of $33,535 and 33,535 finder's fee shares were paid in connection with this financing. The fair value of the warrants was estimated to be $55,535 and was recorded as separate component of stockholders' equity.

During 2003 the Company issued 1,793,630 shares of common stock on the exercise of stock options at $0.50 per share for cash proceeds of $449,000 and the remaining $447,815 was paid by way of offset of amounts originally owing to IMT ($331,541) and ICI ($116,274) which were assigned by ICI and IMT to option holders. The option holders were ICI and IMT designates or employees as described below. In addition the Company issued 525,000 shares of common stock on the exercise of stock options at $1.00 per share for cash proceeds of $210,000 and the remaining $315,000 by way of offset of amounts originally owing to ICI which were assigned by ICI to option holders. The option holders were ICI designates or employees as described below. Of the total amounts assigned by ICI, $100,000 was cash advances received by the Company, from a company associated with ICI and the option holder, which was further assigned to ICI (refer to Note 6).

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


NOTE 7 - CAPITAL STOCK (CONT'D)
________________________________________________________________________________


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

Effective April 16, 2003 the Board of Directors approved an increase in the number of options available under the Plan from 3,500,000 to 4,500,000. Also effective July 9, 2003 the Company filed a Form S-8 Registration Statement to register 500,000 shares in connection with the Plan. Effective December 16, 2003, the Board of Directors approved the further increase in the number of options available under the Plan from 4,500,000 to 10,000,000, granted 3,800,000 new stock options, and subsequently filed a further Form S-8 Registration Statement effective January 26, 2004 to register a further 2,250,000 shares in connection with the Plan.

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

The Company's stock option activity, as restated to reflect the modification of the exercise prices as described above, is as follows:



                                                                                             Weighted Average
                                                         Number of      Weighted Average         Remaining
                                                          options        Exercise Price       Contractual Life
                                                         _____________________________________________________

     Balance, December 31, 2001                                   -          $     -                 -
     Granted prior to reverse acquisition                 1,000,000             0.50
     Granted in connection with reverse acquisition       2,135,000             1.00
     Granted subsequent to reverse acquisition              135,000             1.00
     Exercised during 2002                                 (102,000)            0.50
                                                         _____________________________________________________

     Balance, December 31, 2002                           3,168,000             0.86            2.27 years


     Granted during the year                              4,325,000             0.59
     Forfeited during the year                             (420,000)            1.00
     Exercised during the year                           (2,318,630)            0.61
                                                         _____________________________________________________

     Balance, December 31, 2003                            4,754,370         $  0.74           5.55 years
                                                         =====================================================


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

In addition,  also in connection  with the reverse  acquisition  as described in
Note 3, the Company granted 150,000 incentive stock options to previous holders of stock options of GPI with terms and conditions consistent with their original GPI stock options subject to straight line vesting for a period of 36 months commencing October 1, 2002. The fair value of these incentive stock options will

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


NOTE 7 - CAPITAL STOCK (CONT'D)
________________________________________________________________________________


be recorded as compensation expense over the vesting period. The fair value of these options at the date of grant of $142,500 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%. To December 31, 2003 a total of $59,375 (December 31, 2002 - $11,875) has been recorded as consulting fees in connection with these options.

During the remainder of 2002 the Company granted a further 135,000 incentive stock options at prices ranging from $5.50 per share to $8.50 per share subject to immediate vesting. The fair value of these options at the date of grant of $618,400 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 229%. During 2002 the $618,400 was recorded as consulting fees in connection with these options. During 2003, the exercise price of these options was reduced to $1.75 and further reduced to $1.00 per share and as a result, these options are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). As at June 30, 2003, compensation expense of $33,750 was recorded in connection with these options to reflect an increase in the quoted market price of these options which was reversed as at September 30, 2003 to reflect a subsequent decrease in the quoted market price of these options. No further adjustment was required as at December 31, 2003.

The Plan incorporates the above grants in 2002 in the aggregate of 3,270,000 options to employees, directors, officers, scientific advisory board, and certain consultants. The original grants in the Plan incorporate a previous grant of 1,000,000 options to ICI and or its designates or employees. During 2002, 102,000 of these options were exercised at $0.50 per share for proceeds of $51,000. During 2003, 898,000 of these options were exercised at $0.50 per share for proceeds of $449,000. In addition, during 2003, 25,000 shares were granted to an employee, a further 25,000 originally granted options were exercised by a third party consultant at $1.00 per share for cash proceeds of $25,000, and 420,000 of the originally granted options were forfeited or expired.

The Plan incorporates other grants during 2003 in the aggregate of 500,000 options to International Market Trend AG ("IMT") and or its designates or employees. During the period 500,000 of these options were exercised by designates or employees at $1.00 per share for proceeds of $500,000 as described above.

The Plan further incorporates grants during 2003 in the aggregate of 3,800,000 options to employees, directors, officers, scientific advisory board, and certain consultants including 536,916 to ICI, 663,084 to IMT, and 1,500,000 to Dr. Wilf Jefferies, the head researcher at UBC as described in Note 6. During the period 895,630 of the options to ICI and IMT were exercised at $0.50 per share for proceeds of $447,815 as described above.

STOCK BASED COMPENSATION
During 2003, the Company granted 300,000 stock options to a consultant at a price of $1.00 per share subject to immediate vesting. The fair value of these options at the date of grant of $504,000 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 219%. During 2003 the $504,000 was recorded as a consulting fee.

During 2003, the Company granted 200,000 stock options to a consultant at a price of $1.00 per share subject to immediate vesting. The fair value of these options at the date of grant of $268,000 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 225%. During 2003 the $268,000 was recorded as a consulting fee.

During 2003 the Company granted 25,000 stock options to an employee at a price of $1.90 per share subject to immediate vesting. The fair value of these options at the date of grant of $46,500 (as disclosed in Note 2 on a pro-forma basis) was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 3% and an expected volatility of 228%. The exercise price of these options was reduced to $1.00 per share and as a result, these options are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). As at December 31, 2003, no adjustment was required reflecting changes in the quoted market price of these options above the adjusted exercise price.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


NOTE 7 - CAPITAL STOCK (CONT'D)
________________________________________________________________________________


During 2003 the Company granted 1,325,000 stock options to a consultants at a prices ranging from $0.50 to $1.00 per share subject to immediate vesting. The fair value of these options at the date of grant of $1,139,500 was estimated using the Black-Scholes option pricing model with an expected life of eight years, a risk-free interest rate of 3% and an expected volatility of 220%. During 2003 the $1,139,500 was recorded as a consulting fee.

During 2003 the Company granted 2,475,000 stock options to employees at a prices ranging from $0.50 to $1.00 per share subject to immediate vesting. Certain of these options were granted at prices less than the market price at the date of grant and, in accordance with APB 25, this intrinsic value of $774,000 was expensed immediately of which $234,000 was recorded as a consulting fee and $540,000 was recorded as a research and development expense. The additional fair value of these options at the date of grant of $1,354,500 (as disclosed in Note 2 on a pro-forma basis) was estimated using the Black-Scholes option pricing model with an expected life of eight years, a risk-free interest rate of 3% and an expected volatility of 220%.

SHARE PURCHASE WARRANTS
The Company's share purchase warrant activity is as follows:



                                                                          Weighted Average
                                       Number of     Weighted Average        Remaining
                                        warrants      Exercise Price      Contractual Life
                                       ___________________________________________________

     Balance, December 31, 2001                -          $    -                -
     GPI warrants assumed                744,494            1.16
     Issued during the year              212,700            5.00
     Exercised during the year                 -               -
     Expired during the year            (110,334)           2.50
                                       ________________________________________________

     Balance, December 31, 2002          846,860            1.95             2.71 years
     Issued during the year              299,175            1.93
     Exercised during the year                 -               -
     Expired during the year             (69,500)           2.82
                                       ________________________________________________

     Balance, December 31, 2003        1,076,535          $ 1.89             1.53 years
                                       ================================================



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


NOTE 8 - INCOME TAXES
________________________________________________________________________________

There were no temporary differences between GPI's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $6,388,000 at December 31, 2003 (2002 - $3,340,000) which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2003 AND 2002
________________________________________________________________________________


NOTE 9 - RESTATEMENT
________________________________________________________________________________

The Company's balance sheet as at December 31, 2002 has been restated to correct an error in accounting for the fair value of the warrants issued in connection with the Company's 2002 $5.00 per unit private placement financing. Previously, no amount was assigned to the warrants and the total proceeds received of $1,063,500 were allocated between common stock and additional paid in capital. An adjustment has been made to correctly allocate the estimated fair value of the warrants of $106,350 to "Common stock purchase warrants", a separate component of stockholders' equity.


NOTE 10 - SUBSEQUENT EVENTS
________________________________________________________________________________

Subsequent to year end the Company issued 857,143 private placement units at $0.70 per unit for total proceeds of $600,000. Each unit consists of one share of common stock and one common stock purchase warrant entitling the holder to purchase and additional share of common stock $0.70 per share for a two year period from the date of issue. The common shares that form part of the units have piggy back registration rights on future registration offerings. The Company paid $50,000 in cash and 71,428 shares of common stock as finder's fees in connection with a $500,000 portion of the private placement.

Subsequent to year end the Company issued 100,000 common shares in connection with the exercise of 100,000 options at $0.50 per share for proceeds of $50,000 which related to prior cash and advances assigned to the option holders from ICI.

Subsequent to year end the Company entered in to an exclusive worldwide license agreement with UBC for the use of a novel assay technology intended to be used to screen and select new drugs that regulate immune responses (Refer to Note 4).