Form 10QSB/A
period 2003-09-30
GENEMAX CORP
filed 2004-04-27
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1

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

            Class                           Outstanding as of November 11, 2003
______________________________              ___________________________________

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

         As of September 2, 2003, an aggregate of $260,000 was settled in exchange for debt for the exercise of stock options to consultants of ICI. See "Part II. Other Information. Item 2. Changes in Securities and Use of Proceeds".

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

NON-QUALIFIED STOCK OPTION PLAN


         On July 15, 2002, the Board of Directors unanimously approved and adopted a stock option plan (the "Stock Option Plan"), which provides authorization to the Board of Directors to grant Stock Options to directors, officers, employees and consultants of the Company and its subsidiaries. The Stock Option Plan was subsequently amended effective September 30, 2002, April 16, 2003 and September 2, 2003. The purpose of the Stock Option Plan is to advance the interests of the Company and its shareholders by affording key personnel of the Company an opportunity for investment in the Company and the incentive advantages inherent in stock ownership in the Company. During the nine-month period ended September 30, 2003, the Company entered into agreements with certain holders of debt of the Company whereby the Company agreed to accept the debt as consideration for the payment of the exercise price of stock options held by the debt holders, who had provided consulting services to the Company through contracts with third parties.

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

         ICI. As of September 2, 2003, the Company was indebted to ICI in the amount of $260,000, which was settled by the Company in exchange for the exercise of stock options by consultants of ICI.

         NEWPORT CAPITAL CORP. As of October 9, 2003, the Company was indebted to Newport Capital Corp. ("Newport") in the amount of $100,000, which was settled by the Company in exchange for the exercise of stock options by consultants of Newport.

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

         As of the date of this Quarterly Report, the Company has issued 33,535 shares of its restricted Common Stock to Parc Place.

         The following table sets forth the name and address, as of November 13, 2003, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than five percent (5%) of the Company's common stock, and the name and shareholdings of each officer and director, and all officers and directors as a group as of the date of this Quarterly Report. As of the date of this Quarterly Report, there are 17,913,004 shares of Common Stock issued and outstanding.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits:

            31     Form 302 Certification - CEO and CFO
            32     Form 906 Certification - CEO and CFO

         Reports on Form 8-K:

         None.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this amendment no. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENEMAX CORP.

Dated: April 20, 2004                By: /s/ RONALD L. HANDFORD
                                        ______________________________________
                                             Ronald L. Handford
                                             President/Chief Executive Officer
                                             and Chief Financial Officer