Form 10QSB
period 2004-03-31
GENEMAX CORP
filed 2004-05-20
CIK 1094038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004

                                       or

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from

                         Commission File Number: 0-27239


                                  GENEMAX CORP.
             (Exact name of registrant as specified in its charter)

                  Nevada                            88-0277072
         (State of incorporation)         (I.R.S. Employer Identification No.)


                         1681 Chestnut Street, Suite 400
                           Vancouver, British Columbia
                                 Canada V6J 4M6
                    (Address of Principal Executive Offices)

                                 (604) 331-0400
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

Number of shares outstanding of the issuer's Common Stock:

           CLASS                            OUTSTANDING AT MARCH 31, 2004
Common Stock, $0.001 par value                        20,103,875

                                   FORM 10-QSB
                                      INDEX

Part I -- FINANCIAL INFORMATION


         Item 1.  Financial Statements
                  Interim  Consolidated Balance Sheets, March 31, 2004
                    and March 31, 2003  (unaudited)                           1
                  Consolidated  Statements of Operations
                    for the three months ended March 31, 2004 and 2003 (unaudited) and for the period from July 27, 1999
                    (inception) to March 31, 2004 (unaudited)                 2
                  Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003 (unaudited) and for the period from July 27, 1999 (inception) to March 31, 2004
                    (unaudited)                                               3
                  Notes to Interim Consolidated Financial Statements          5

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    17

         Item 3.  Controls and Procedures                                    19

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                          21

         Item 2.  Changes in Securities and Use of Proceeds                  21

         Item 3.  Defaults Upon Senior Securities                            22

         Item 4.  Submission of Matters to a Vote of Security Holders        22

         Item 5.  Other Information                                          22

         Item 6.  Exhibits and Reports on Form 8-K                           22

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                                                                            March 31, 2004    December 31,
                                                                                                                  2003
---------------------------------------------------------------------------------------------------------------------------
                                                                                              (unaudited)

                                                            ASSETS

CURRENT ASSETS
   Cash                                                                                          $  17,758      $  19,451
   Prepaid expenses                                                                                 11,624          1,033
---------------------------------------------------------------------------------------------------------------------------

                                                                                                    29,382         20,484

FURNITURE AND EQUIPMENT, (Note 5)
                                                                                                    62,654         72,722
         net of depreciation of $131,574 (2003 - $121,506)
DEFERRRED FINANCE FEES                                                                              61,876              -
---------------------------------------------------------------------------------------------------------------------------

                                                                                                $  153,912      $  93,206
===========================================================================================================================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                     $  587,293     $  661,755
   Due to related parties (Note 6)                                                                 108,366         75,196
---------------------------------------------------------------------------------------------------------------------------

                                                                                                   695,659        736,951
---------------------------------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 6)

STOCKHOLDERS' EQUITY
   Capital stock  (Note 7)
      Common stock, $0.001 par value, 50,000,000 shares authorized
       20,093,875 shares issued and outstanding (2003 - 18,808,034)                                 20,094         18,808
   Additional paid-in capital                                                                    9,109,623      8,401,949
     Common stock purchase warrants                                                                792,085        734,085
   Deficit accumulated during the development stage                                            (10,420,739)    (9,751,665)
    Accumulated other comprehensive income (loss)                                                  (42,810)       (46,922)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                  (541,747)      (643,745)
---------------------------------------------------------------------------------------------------------------------------
                                                                                                $  153,912      $  93,206
===========================================================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements



                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)


INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                               July 27, 1999
                                                                                                               (inception) to
                                                                              Three months Ended March 31      March 31, 2004
                                                                                 2004              2003
------------------------------------------------------------------------------------------ ----------------------------------


INTEREST INCOME                                                                 $      -          $      -       $   26,571
------------------------------------------------------------------------------------------ ----------------------------------


   Consulting fees                                                                11,832            56,000          632,692
   Consulting fees - stock based (Note 8)                                         11,875            11,875        2,763,150
   Depreciation                                                                   10,068            10,682          131,574
   License fees                                                                   61,240                 -          268,483
   Management fees                                                                67,862            54,846          782,434
   Office and general                                                             93,414           365,757        1,266,041
   Professional fees                                                             110,726            85,754          854,634
   Research and development                                                      251,600           247,776        2,899,284
   Research and development-stock based (Note 7)                                       -                 -          612,000
   Travel                                                                         50,457            14,958          193,018
------------------------------------------------------------------------------------------ ----------------------------------

                                                                                 669,659           847,648       10,403,310
------------------------------------------------------------------------------------------ ----------------------------------

NET LOSS FOR THE PERIOD                                                       $ (669,659)      $  (847,648)    $(10,376,739)
========================================================================================== ==================================




BASIC NET LOSS PER SHARE                                                      $    (0.03)       $    (0.05)
========================================================================================== =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                    19,428,959        16,245,975

========================================================================================== =================

The accompanying notes are an integral part of these interim consolidated financial statements



                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)


INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                               July 27, 1999
                                                                                                               (inception) to
                                                                              Three months Ended March 31      March 31, 2004
                                                                                 2004              2003
-----------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                     $  (669,074)     $  (874,648)    $(10,376,739)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                   10,068           10,682          131,574
  - non-cash consulting fees                                                            -                -            5,750
  - non-cash license fees                                                               -                -           10,500
  - stock-based compensation                                                       11,875           11,875        3,375,150
  - prepaid expenses                                                              (10,591)               -           (5,624)
  - accounts payable                                                               80,623           80,381          684,094
-----------------------------------------------------------------------------------------------------------------------------

                                                                                 (577,099)        (771,710)      (6,175,295)
NET CASH USED IN OPERATING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                   -             (492)        (194,228)
  Pre reverse acquisition advances from Eduverse (Note 3)                               -                -          250,000
  Cash acquired on reverse acquisition of Eduverse (Note 3)                             -                -          173,373
-----------------------------------------------------------------------------------------------------------------------------

                                                                                        -             (492)         229,145
NET CASH FROM (USED IN) INVESTING ACTIVITIES
-----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale and subscriptions of common stock                              550,000          485,000        5,695,360
  Deferred finance fees                                                           (11,876)                          (11,876)
  Loans payable                                                                         -                -          136,245
  Advances from related parties                                                    33,170           26,607          186,989
-----------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                          571,294          513,607        6,006,718
-----------------------------------------------------------------------------------------------------------------------------

EFFECT OF EXCHANGE RATE CHANGES                                                     4,112           (8,615)         (42,810)
-----------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                                        (1,693)        (267,210)          17,758

CASH, BEGINNING OF PERIOD                                                          19,451          642,589                -
-----------------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                             $  17,758       $  375,379       $   17,758
=============================================================================================================================

The accompanying notes are an integral part of these interim consolidated financial statements

NON-CASH TRANSACTIONS:

   Refer to Note 7.

                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         On May 9, 2002, GeneMax Corp. ("GMC" or "the Company"), a Nevada corporation entered into a letter of intent to acquire 100% of the issued and outstanding common shares of GeneMax Pharmaceuticals Inc. (a development stage company) ("GPI"), in exchange for a total of 11,431,965 restricted shares of common stock of GMC. During July and August 2002, the Company completed the transaction pursuant to a definitive Share Exchange Agreement and issued 11,231,965 restricted shares of common stock to the GPI stockholders and 200,000 shares of common stock as a finders' fee.

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

         During 2000 GPI and the University of British Columbia ("UBC") entered into a world-wide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC. Also during 2000, GPI and UBC entered into a Collaborative Research Agreement ("CRA") appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments (See Note 4). The lead product resulting from these licenses is a cancer immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically, the Company has moved the technology through issuance of a U.S. patent, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and contracted out production of clinical grade vaccine (See Note 4). The Company plans to continue development of the lead product vaccine through clinical trials. The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products. The assay technology acquired has received patent protection.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $666,277, a capital deficiency of $541,747 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are imminent as part of normal product development and advancement. Since internally generated cash flow will not fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities. There can be no assurance that we will be able to raise sufficient additional capital or eventually positive cash flow from operations to address all of our cash flow needs. If we were not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders would be materially and adversely affected.


UNAUDITED INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

DEFERRED FINANCE FEES

         The Company defers direct costs incurred in connection with the sale of common shares which are offset against the proceeds of the financing upon completion.

RESEARCH AND DEVELOPMENT COSTS


         The Company has acquired exclusive development and marketing rights to certain technologies through a License Agreement and the Collaborative Research Agreement with UBC. The rights and license acquired are considered rights to unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs. Also, ongoing costs incurred in connection with the CRA are considered costs incurred in the development of unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs.


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

INCOME TAXES

         The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2004, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

STOCK-BASED COMPENSATION

         In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2003.

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

NOTE 3 - REVERSE ACQUISITION

         Effective May 9, 2002, the Company entered into a letter of intent to acquire 100% of the issued shares in the capital of GPI in exchange for 11,231,965 restricted shares of common stock plus 200,000 restricted shares of common stock for a finder's fee. The Company also agreed to issue an additional 188,154 restricted shares of common stock in settlement of $188,154 of accrued GPI management, consulting and research and development fees. Effective July 15, 2002, pursuant to a definitive Share Exchange Agreement, the Company commenced the closing and acquired 5,880,304 shares of GPI from non-British Columbia shareholders of GPI in exchange for the issuance of 5,880,304 restricted shares of common stock.

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

         The book value of GMC's capital stock subsequent to the reverse acquisition is calculated and allocated as follows:

            GPI capital stock                                    $1,924,725
            GMC net assets                                          493,712
                                                                 -----------

                                                                 $2,418,437
                                                                 ===========


            Capital stock                                        $   15,320
            Additional paid-in capital                              620,600
              Share purchase warrants                             1,867,517
                                                                 -----------

                                                                  2,503,437
            GMC subscriptions receivable pre reverse
              acquisition                                          (100,000)
            GMC subscriptions received pre reverse
              acquisition                                            15,000
                                                                 -----------

            Consolidated Capital accounts post reverse
              acquisition                                        $2,418,437
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



NOTE 4 - RESEARCH AGREEMENTS


         UNIVERSITY OF BRITISH COLUMBIA ("UBC")


         Effective September 14, 1999, GPI entered into an Option Agreement ("Option") whereby UBC granted GPI an option to obtain a world-wide license from UBC providing GPI the exclusive license rights to certain patented and unpatented cancer immuno-therapy technologies originally invented and developed by UBC. The Option was for a term of 180 days and prior to being eligible to exercise the Option, GPI was to make a reasonable commercial effort to raise equity funding in an amount not less than CAN$1,000,000 to fund ongoing research and issue 500,000 founders' common shares to UBC and an additional 3,600,000 founders' common shares to certain principals involved in the UBC research. Having satisfied all of the conditions on or before March 6, 2000, GPI exercised the Option and obtained from UBC, the exclusive license rights as described above for meeting the specific terms of the Option plus a further payment of $78,743. The License will terminate after 15 years or upon the expiration of the last patent obtained relating to the licensed technology. The cost of obtaining any patents will be the responsibility of GPI. The technology remains the property of UBC, however, it may be utilized and improved by GPI. Concurrent with the execution of the license the head researcher at UBC became a director of GPI.

         GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totaling CAN$498,980 to be paid in four equal installments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at March 31, 2004, CAN$235,759 (December 31, 2003 - CAN$471,5181 is payable in connection with the CRA and the Company is in default of the Agreement. Pursuant to the terms of the CRA. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the on-going research.


         During  the  first  quarter  of  2004,  the  Company  entered  in to an exclusive worldwide license agreement with UBC for the use of a novel assay technology intended to be used to screen and select new drugs that regulate immune responses. The term of the license is for the longer of 20 years and the last expiry of a patent obtained in connection with the technology. In consideration for the license, during 2003 the Company paid to UBC 10,000 restricted shares of common stock with a fair value of $10,000 and must pay an annual maintenance fee of $500 and all costs required to obtain any patents related thereto.


         CANADIAN NETWORK FOR VACCINES AND IMMUNOTHERAPEUTICS OF CANCER AND CHRONIC VIRAL DISEASES ("CANVAC")

         Effective January 1, 2001 GPI and UBC entered into a one year Network Affiliate Agreement with CANVAC (the "CANVAC Agreement") whereby CANVAC would provide a grant to GPI and UBC to further fund the research activities in connection with the CRA. Under the terms of the CANVAC Agreement, CANVAC would provide a CAN$85,000 research grant to UBC upon GPI contributing CAN$117,300 towards the UBC research. The amounts paid by GPI do not qualify as amounts paid under the CRA funding schedule outlined above. During 2001, all amounts required under the CANVAC agreement were paid to UBC by GPI. During 2002 CANVAC contributed a further CAN$56,100 to continue funding the research activities until June 30, 2003. As at March 31, 2004 GPI owes CAN$38,709 to UBC to fund GPI's obligations under the CANVAC Agreement.


         CRUCELL HOLLAND B.V.("CRUCELL") - RESEARCH LICENSE AND OPTION AGREEMENT

         Effective August 7, 2003, Crucell and GPI entered into a five year Research License and Option Agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Research License and Option Agreement includes an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the technology. Under the terms of the agreement, the Company is required to make initial and ongoing option maintenance payments over the five year term totaling 450,000 Euros. As of December 31, 2003, the Company had made all payments required totaling $115,490 (100,000 Euros) and a further $60,864 was incurred during the first quarter of 2004 leaving $60,864 (50,000 Euros) owing as at March 31, 2004. A further (50,000 Euros) will be due and payable to Crucell pursuant to the Research License and Option Agreement on August 7, 2004.



NOTE 5 - FURNITURE AND EQUIPMENT

                                               March 31, 2004     December 31,
                                                                      2003
                                             ---------------- -----------------

           Office furniture and equipment          $ 10,425          $ 10,425
           Laboratory equipment                     183,803           183,803
                                             ---------------- -----------------

                                                    194,228           194,228
           Less: accumulated depreciation          (131,574)         (121,506)
                                             ---------------- -----------------

                                                   $ 62,654          $ 72,722
                                             ================ =================


NOTE 6 -RELATED PARTY TRANSACTIONS


         Effective December 31, 2003, the Board of Directors of the Company approved the amendment of an existing consulting agreement and an existing management services agreement between the Company and two directors of the Company. Under the terms of the amended agreements, the two directors will be paid base monthly salaries of CAN$14,167 (CDN) and $12,500 (CDN) respectively commencing January 1, 2004 for terms ending February 1, 2005 and July 31, 2005. Also the Board of Directors of the Company agreed to grant to Dr. Wilf Jefferies, one of the above noted directors and the head researcher at UBC (refer to Note 4), up to a five year anti-dilution right whereby Dr. Jefferies will be guaranteed the rights, subject to achieving certain developmental milestones, allowing him to purchase and own (by way of stock options, and/or convertible preferred shares or as otherwise determined by the Board of Directors) not less than 25% of the fully diluted outstanding shares of common stock of the Company, with such anti-dilution rights, terms and conditions being subject to applicable regulatory approvals. As at March 31, 2004, Dr. Jefferies owned or had rights to 18.2% (December 31, 2003 - 19.4%) of the Company's fully diluted shares of common stock.

         Effective December 31, 2003 the Board of Directors of the Company approved entering into a month to month management consulting agreement with another director for services for the period for January 1, 2004 to April 15, 2004 for a total of $32,400.

The following amounts have been incurred to these related parties:

                                              Three months ended March 31,
                                                2004               2003
                                           ----------------- ------------------

           Consulting fees                         $      -          $  22,500
           Management fees                           57,862             54,846
           Research and development                  34,513             31,814
                                           ----------------- ------------------

                                                  $  92,375          $ 109,160
                                           ================= ==================


         The Company has total commitments relating to the above management and consulting agreements for the years ended December 31, 2004 and 2005 of approximately $263,400 and $94,600 respectively.


         During the period ended March 31, 2004 GPI and the Company incurred $92,375 in fees to these related parties and made repayments of $59,205 resulting in $108,366 owing to these related parties as at March 31, 2004 (December 31, 2003 - $75,196). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

         During the period the Company issued 52,900 shares of common stock on the exercise of stock options at $1.00 per share the consideration of which was the settlement of debt owed to a former director totaling $52,900.

         During the period the Company issued 304,370 shares of common stock on the exercise of stock options at $0.50 per share for proceeds of $152,185, which was paid by way of offset of amounts originally owed by the Company to certain consultants of the Company which were assigned by these consultants to certain option holders. These amounts were originally owing by the Company as a result of cash advances made to the Company totaling $50,000 and expenses incurred on behalf of the Company totaling $102,185.

         During the period the Company commenced a private placement of units at $0.70 per unit. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.70 per share for a period of two years. The Company issued 857,143 shares of common stock on the purchase of 857,143 units for total proceeds of $600,000. The Company issued 71,428 shares of common stock as a placement fee in connection with this financing. The fair value of the warrants was estimated to be $60,000 and was recorded as separate component of stockholders' equity.

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

         Effective April 16, 2003 the Board of Directors approved an increase in the number of options available under the Plan from 3,500,000 to 4,500,000. Also effective July 9, 2003 the Company filed a Form S-8 Registration Statement to register 500,000 shares in connection with the Plan. Effective December 16, 2003, the Board of Directors approved the further increase in the number of options available under the Plan from 4,500,000 to 10,000,000, and during the period filed a further Form S-8 Registration Statement effective January 26, 2004 to register a further 2,250,000 shares in connection with the Plan.

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


         In connection with the reverse acquisition of GPI, the Company granted a total of 2,135,000 stock options to previous holders of stock options of GPI with terms and conditions consistent with their original GPI stock options. Of these stock options, 150,000 are subject to straight line vesting for a period of 36 months commencing October 1, 2002. The fair value of these incentive stock options will be recorded as compensation expense over the vesting period. The fair value of these options at the date of grant of $142,500 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%. To March 31, 2004 a total of $71,250 (December 31, 2003 - $59,375) has been recorded as consulting fees in connection with these options.


         Of the stock options granted to date, a total of 160,000 originally granted at prices ranging from $1.90 per share to $8.50 per share have been repriced to $1.00 per share and as a result, are subject to variable accounting in accordance with the provisions of the Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"). No adjustment was required during the period relating the variable accounting for these incentive stock options.


         The Company's stock option activity is as follows:

                                                                             Weighted Average
                                                                                 Remaining
                                        Number of        Weighted Average      Contractual Life
                                         options           Exercise Price
                                       -------------- -------------------- ---------------------


         Balance, December 31, 2002       3,168,000            $    0.86        2.27 years
         Granted during the year          4,325,000                 0.59
         Forfeited during the year         (420,000)                1.00
         Exercised during the year       (2,318,630)                0.61

                                       -------------- -------------------- ---------------------


         Balance, December 31, 2003       4,754,370                 0.74        5.55 years
         Exercised during the period       (357,270)                0.57

                                       -------------- -------------------- ---------------------



         Balance, March 31, 2004          4,397,100             $   0.76        5.10 years

                                       ============== ==================== =====================


SHARE PURCHASE WARRANTS

The Company's share purchase warrant activity is as follows:


                                                                                Weighted Average
                                                                                   Remaining
                                          Number of       Weighted Average      Contractual Life
                                           warrants        Exercise Price
                                       ----------------- -------------------- ---------------------

           Balance, December 31, 2002          846,860          $      1.95        2.71 years
           Issued during the year              299,175                 1.93
           Exercised during the year                 -                    -
           Expired during the year             (69,500)                2.82
                                       ----------------- -------------------- ---------------------

           Balance, December 31, 2003        1,076,535                 1.89        1.53 years
           Issued during the period            857,143                 0.70
           Exercised during the period               -                    -
           Expired during the period            (2,000)                7.50
                                       ----------------- -------------------- ---------------------

           Balance, March 31, 2004           1,931,678             $   1.36        1.55 years
                                       ================= ==================== =====================

NOTE 8 - INCOME TAXES


         There were no temporary differences between GPI's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $7,046,000 at March 31, 2004 (December 31, 2003 - $6,388,000) which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

OVERVIEW

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


         During the quarter we advanced work on the Molecular Medicine contract. Management believes that the first phase of the contract is essentially complete with the delivery of vector clones to the Company. We are currently in the process of evaluating the vector clones. We also entered into an exclusive worldwide license agreement with UBC for the use of a novel assay technology intended to be used to screen and select drugs that regulate immune responses.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

         Net revenues during the quarters ended March 31, 2004 and 2003 were $0. The lack of revenues during these quarters were the result of our continued focus on research and development of the TAP technologies.

         Consulting fees during the quarter ended March 31, 2004 was $11,832 as compared to $56,000 during the quarter ended March 31, 2003, a decrease of approximately 78.9%. The decreased consulting fees were primarily the result of the reduction in stock option grants to consultants.

         License fees during the quarter ended March 31, 2004 was $61,240 as compared to $0 during the quarter ended March 31, 2003. The increase in license fees was the result of our obligations to Crucell pursuant to the Research License and Option Agreement.

         Management fees during the quarter ended March 31, 2004 was $67,862 as compared to $54,846 during the quarter ended March 31, 2003, an increase of approximately 23.7%. The increase in management fees was primarily the result of the direct payment in 2004 to an officer who previously provided services through a contractor, Investor Communications International, Inc.

         Office and general expenses incurred during the quarter ended March 31, 2004 was $93,414 as compared to $365,757 during the quarter ended March 31, 2003, a decrease of approximately 74.5%. The decreased office and general expenses were primarily the result of a reduction in investor relations expenditures, including media production, mailing, and printing.

         Professional fees during the quarter ended March 31, 2004 was $110,726 as compared to $85,754 during the quarter ended March 31, 2003, a increase of approximately 29.1%. The increased professional fees were primarily the result of higher legal costs relating to potential financing opportunities and more complicated accounting policies and regulatory requirements.

         Travel expenses during the quarter ended March 31, 2004 was $50,457 as compared to $14,958 during the quarter ended March 31, 2003, an increase of approximately 237.3%. The increased travel expenses were primarily the result of increased travel for financing and investor relations purposes.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, the Company had $17,758 in cash. Generally, the Company has financed operations to date through the proceeds of the private placement of equity securities. The Company received proceeds of $550,000 during the quarter ended March 31, 2004 from the sale of common stock and $33,170 from advances from related parties.

         Net cash used in operating activities during the quarter year ended March 31, 2004 was $577,099. The Company had no revenues during the fiscal 2003. Expenditures were primarily the result of payments required under the external contracts with UBC, Crucell and Molecular Medicine, as well as legal and accounting activities.

         As of March 31, 2004, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 18 months, which is anticipated to be $6 million assuming a single Phase 1 clinical trial commences within that time frame.


         The Company is currently in breach of the Collaborative Research Agreement with UBC, Research License and Option Agreement with UBC, Biological Materials Transfer Agreement with NIAID and the Production Service Agreement with Molecular Medicine because of failure to make certain payments pursuant to these agreements. The Company's failure to cure the breach of these agreements within the time frames specified may result is termination of these agreements. The termination any of these agreements would have a material adverse effect upon the Company and its business.


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

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of the Company's management, including Ronald L. Handford, the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, Mr. Handford concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         GLOBAL SECURITIES LITIGATION

         On approximately September 4, 2002, the Company initiated litigation against Global Securities Corporation and Union Securities Limited (the "Defendants") by filing a Writ of Summons and Statement of Claim in the Supreme Court of British Columbia, Registry No. S024914 (the "British Columbia Complaint"). The British Columbia Complaint was modified in December 2002 to include further individual brokers as defendants and John or Jane Does 1-10 and to better define the causes of action (the "Amended British Columbia Complaint"). The claims made by the Company against the Defendants involve the alleged illegal naked short selling of the Company's shares of common stock. The Company is seeking damages from the Defendants that include loss of investment opportunity, injury to reputation, artificial issuance of shares that results in devaluation of the Company's securities, and other damages.


         The Defendants have filed an amended statement of defense and counterclaim in response to the Amended British Columbia Complaint generally denying the allegations and counterclaiming for defamation relating to statements made by the Company about the litigation in news releases. The Company has filed a motion for document production and for records from the Canadian Depository for Securities Limited. The Defendants' motion to obtain a summary hearing on whether the actions of the Defendants were unlawful was heard on January 28, 2004. The Court dismissed the Defendants' motion. The Defendants have filed another motion to obtain a summary hearing on whether the actions of the Defendants were unlawful and a motion to dismiss the Company's document motion and the Defendant's motions are scheduled to be heard by the Court at the end of June 2004.


         NEVADA LITIGATION


         On November 14, 2003, the Company and Alexander Cox, a shareholder of the Company filed a complaint against various broker-dealers, market makers and clearing agents allegedly involved in naked short sales in the Second Judicial District Court of the State of Nevada (Case No. CV-N-03-0656-ECR-RAM). The complaint alleges the defendants engaged in the unlawful "shorting" of the Company's shares of common stock, fraud, statutory misrepresentation, securities law violations pursuant to the Nevada Securities Act, negligence, common law misrepresentation, breach of the covenant of good faith and fair dealing, conversion, deceptive trade practices, racketeering, interference with contracts, interference with prospective economic advantages, prima facie tort, and conspiracy. The defendants have filed an answer to our complaint and on March 8, 2004 filed a motion to dismiss the claims in the complaint.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION


         On May 10, 2004, the Board of Directors amended and restated the Company's bylaws to remove the provision that the Company's shares of common stock be transferred only within the provisions of "certificate only" or "custody only" and to remove the provision that each director participating in a meeting shall sign the minutes. Based upon the amendment to the bylaws, the Company's shares of common stock may become depository eligible and management anticipates that this will occur. Previously, management had exited the depository system to counteract naked short selling. The board of directors believes it in the best interests of the Company to remove the "certificate only" or "custody only" provisions. A copy of the revised bylaws is attached to the quarterly report as Exhibit 3.1.


         Also, on May 10, 2004 the Company issued a press release announced that its patented TAP-1 anti-cancer technology is effective in generating immune responses against melanoma in mice. A copy of the press release is attached to the quarterly report as Exhibit 99.1.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

         3.1      Amended and Restated Bylaws of Genemax Corp. Effective May 10,
                  2004

         31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.

         32.1 Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1 Press Release dated May 10, 2004 Announcing TAP-1 anti-cancer technology is effective in generating immune responses against melanoma in mice

2.       Form 8-K

         None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        Date: May 20,  2004              GENEMAX CORP.

                                         /s/ RONALD L. HANDFORD
                                         ____________________________________
                                         Ronald L. Handford, Chief Executive
                                         Officer and Chief Financial Officer