Form 10QSB
period 2004-06-30
GENEMAX CORP
filed 2004-08-16
CIK 1094038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from

                         Commission File Number: 0-27239


                                  GENEMAX CORP.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


         Nevada                                          88-0277072
________________________                    ____________________________________
(State of incorporation)                    (I.R.S. Employer Identification No.)


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

                                 [X] Yes [ ] No

Number of shares outstanding of the issuer's Common Stock:

            Class                           Outstanding at June 30, 2004
            _____                           ____________________________

Common Stock, $0.001 par value                       20,098,875

                                   FORM 10-QSB
                                      INDEX


Part I -- FINANCIAL INFORMATION


         Item 1.  Financial Statements
                  Consolidated Balance Sheets, June 30, 2004
                  (unaudited) and December 31, 2003                           1

                  Consolidated Statements of Operations for the
                  six months and three months ended June 30, 2004
                  and 2003 (unaudited) and for the period from
                  July 27, 1999 (inception) to June 30, 2004 (unaudited)      2

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 2004 and 2003 (unaudited)
                  and for the period from  July 27,  1999  (inception)
                  to June  30,  2004 (unaudited)                              3

                  Notes to Interim Consolidated Financial Statements          5

         Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    14


         Item 3.  Controls and Procedures                                    17

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                          18

         Item 2.  Changes in Securities and Use of Proceeds                  18

         Item 3.  Defaults Upon Senior Securities                            19

         Item 4.  Submission of Matters to a Vote of Security Holders        19

         Item 5.  Other Information                                          19

         Item 6.  Exhibits and Reports on Form 8-K                           19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                          June 30, 2004         2003
________________________________________________________________________________________________________
                                                                           (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                   $   145,012        $   19,451
   Prepaid expenses                                                             2,797             1,033
_______________________________________________________________________________________________________
                                                                              147,809            20,484

FURNITURE AND EQUIPMENT, (Note 4)                                              52,921            72,722

DEFERRED FINANCE FEES (Notes 2 and 5)                                         197,276                 -
_______________________________________________________________________________________________________
                                                                          $   398,006        $   93,206
=======================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                               $   790,456        $  661,755
   Convertible notes payable (Note 5)                                         452,100                 -
   Due to related parties (Note 6)                                            132,334            75,196
_______________________________________________________________________________________________________
                                                                            1,374,890           736,951
_______________________________________________________________________________________________________

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 6 and 9)

STOCKHOLDERS' EQUITY
   Capital stock  (Note 7)
      Common stock, $0.001 par value, 50,000,000 shares authorized
       20,098,875 shares issued and outstanding (2003 - 18,808,034)            20,099            18,808
   Additional paid-in capital                                               9,128,993         8,401,949
   Common stock purchase warrants                                             857,085           734,085
   Deficit accumulated during the development stage                       (10,942,060)       (9,751,665)
   Accumulated other comprehensive income (loss)                              (41,001)          (46,922)
_______________________________________________________________________________________________________
                                                                             (976,884)         (643,745)
_______________________________________________________________________________________________________
                                                                          $   398,006        $   93,206
=======================================================================================================


          The accompanying notes are an integral part of these interim consolidated financial statements




                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)


INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                                                                               July 27, 1999
                                                                                                                (inception)
                                              Three months ended June 30,       Six months ended June 30,       to June 30,
                                                 2004             2003            2004            2003             2004
___________________________________________________________________________________________________________________________

INTEREST INCOME                               $         -     $          -     $         -     $         -     $     26,571
___________________________________________________________________________________________________________________________

   Consulting fees                                  3,000           28,718          14,832          84,718          635,692
   Consulting fees - stock based (Note 7)          14,375          549,625          26,250         561,500        2,777,525
   Depreciation                                     9,733           10,731          19,801          21,413          141,307
   License fees                                       214                -          61,454               -          268,697
   Management fees                                 39,078           56,844         106,940         111,690          821,512
   Office and general                              72,566          244,589         165,980         610,346        1,333,007
   Professional fees                              147,326           68,444         258,052         154,198        1,045,960
   Research and development                       232,384          293,871         483,984         568,647        3,131,668
   Research and development-stock based                 -                -               -               -          612,000
   Travel                                           2,645           27,569          53,102          42,527          195,663
___________________________________________________________________________________________________________________________

                                                  521,321        1,280,391       1,190,395       2,155,039       10,963,031
___________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                       $  (521,321)    $ (1,280,391)    $(1,190,395)    $(2,155,039)    $(10,936,460)
===========================================================================================================================

BASIC NET LOSS PER SHARE                      $     (0.03)    $      (0.08)    $     (0.06)    $     (0.13)
==========================================================================================================

WEIGHTED AVERAGE                               20,098,820       16,813,123      19,763,890      16,535,591

     COMMON SHARES OUTSTANDING
==========================================================================================================


          The accompanying notes are an integral part of these interim consolidated financial statements




                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)


INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             July 27, 1999
                                                             Six months Ended June 30       (inception) to
                                                              2004              2003         June 30 2004
_________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                  $(1,190,395)     $(2,155,039)     $(10,942,060)
  Adjustments to reconcile net loss to net cash from
  operating activities:
  - depreciation                                                19,801           21,413           141,307
  - non-cash interest and finance fees                           5,800                -             5,800
  - non-cash consulting fees                                         -                -             5,750
  - non-cash license fees                                            -                -            10,500
  - stock-based compensation                                    26,250          561,500         3,389,525
  - prepaid expenses                                            (1,764)               -             3,203
  - accounts payable                                           238,786          228,314           886,257
_________________________________________________________________________________________________________

NET CASH USED IN OPERATING ACTIVITIES                         (901,522)      (1,343,812)       (6,499,718)
_________________________________________________________________________________________________________
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                -             (806)         (194,228)
  Pre reverse acquisition advances from Eduverse                     -                -           250,000
  Cash acquired on reverse acquisition of Eduverse                   -                -           173,373
_________________________________________________________________________________________________________
NET CASH FROM (USED IN) INVESTING ACTIVITIES                         -             (806)          229,145
_________________________________________________________________________________________________________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale and subscriptions of common stock           550,000          494,000         5,695,360
  Deferred finance fees                                        (85,976)               -           (85,976)
  Convertible loans payable                                    500,000                -           500,000
  Loans payable                                                      -                -           136,245
  Advances from related parties                                 57,138          280,169           210,957
_________________________________________________________________________________________________________
NET CASH FLOWS FROM FINANCING ACTIVITIES                     1,021,162          774,169         6,456,586
_________________________________________________________________________________________________________
EFFECT OF EXCHANGE RATE CHANGES                                  5,921          (25,936)          (41,001)
_________________________________________________________________________________________________________
INCREASE (DECREASE) IN CASH                                    125,561         (596,385)          145,012

CASH, BEGINNING OF PERIOD                                       19,451          642,589                 -
_________________________________________________________________________________________________________
CASH, END OF PERIOD                                        $   145,012      $    46,204      $    145,012
=========================================================================================================

SIGNIFICANT OTHER NON-CASH TRANSACTIONS:

    The Company issued 52,900 shares of common stock on the exercise of stock options at $1.00 per share and 304,370 shares of common stock at $0.50 per share for consideration of the settlement and assignment of amounts owing by the company totaling $205,085 as described in Note 7.

          The  accompanying   notes  are  an  integral  part  of  these  interim
consolidated financial statements


                                 GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004
________________________________________________________________________________
                                   (UNAUDITED)


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

During 2000 GPI and the University of British Columbia ("UBC") entered into a world-wide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC. Also during 2000 GPI and UBC entered into a Collaborative Research Agreement ("CRA") appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments (Refer to Note 3). The lead product resulting from these licenses is a cancer immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically the Company has moved the technology through issuance of a U.S. patent, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and contracted out production of clinical grade vaccine (refer to Note 3). The
Company plans to continue development of the lead product vaccine through clinical trials. The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products. The assay technology acquired has received patent protection.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,227,081, a capital deficiency of $976,884 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are imminent as part of normal product development and advancement. Since internally generated cash flow will not fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities.


UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles ("US GAAP").


PRINCIPLES OF CONSOLIDATION

The  financial   statements   include  the  accounts  of  the  Company  and  its
wholly-owned subsidiaries GPI and GPC as described in Note 1. All significant intercompany balances and transactions are eliminated on consolidation.


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

DEFERRED FINANCE FEES


The Company defers direct costs incurred in connection with the sale of common shares which are offset against the proceeds of the financing upon completion. Costs incurred in connection with Convertible loans payable are deferred and amortized as a financing cost over the term of the convertible loans. Upon conversion of the loan, any unamortized amount of deferred financing costs will be charged to stockholders' equity as a cost of financing.

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

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At June 30, 2004 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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



The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

                                            For the six months ended June 30,
                                                 2004              2003
                                             ____________      ____________

     Net loss for the period as reported     $ (1,190,395)     $ (2,155,039)
     SFAS 123 compensation expense                (33,500)                -
                                             ______________________________
     Pro-forma net loss for the period       $ (1,223,895)     $ (2,155,039)
                                             ==============================
     Pro-forma basic net loss per share      $      (0.06)     $      (0.13)
                                             ==============================

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



NOTE 3 - RESEARCH AND OTHER AGREEMENTS


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

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totaling CAN$498,980 to be paid in four equal installments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at June 30, 2004 CAN$235,759 (December 31, 2003 - CAN$471,518) is payable in connection with the CRA. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research. Although the current contract period ends on August 31, 2004, the Company anticipates negotiating an amendment for an extension of the contract with UBC in the near future.


During the quarter ended March 31, 2004, the Company entered in to an exclusive worldwide license agreement with UBC for the use of a novel assay technology intended to be used to screen and select new drugs that regulate immune responses. The term of the license is for the longer of 20 years and the last expiry of a patent obtained in connection with the technology. In consideration for the license, during 2003 the Company paid to UBC 10,000 restricted shares of common stock with a fair value of $10,000 and must pay an annual maintenance fee of $500 and all costs required to obtain any patents related thereto.


CANADIAN NETWORK FOR VACCINES AND IMMUNOTHERAPEUTICS OF CANCER AND CHRONIC VIRAL DISEASES ("CANVAC")

Effective January 1, 2001 GPI and UBC entered into a one-year Network Affiliate Agreement with CANVAC (the "CANVAC Agreement") whereby CANVAC would provide a grant to GPI and UBC to further fund the research activities in connection with the CRA. Under the terms of the CANVAC Agreement, CANVAC would provide a CAN$85,000 research grant to UBC upon GPI contributing CAN$117,300 towards the UBC research. The amounts paid by GPI do not qualify as amounts paid under the CRA funding schedule outlined above. During 2001, all amounts required under the CANVAC agreement were paid to UBC by GPI. During 2002 CANVAC contributed a further CAN$56,100 to continue funding the research activities until June 30, 2003. As at June 30, 2004 GPI owes CAN$38,709 to UBC to fund GPI's obligations under the CANVAC Agreement.


CRUCELL HOLLAND B.V. ("CRUCELL") - RESEARCH LICENSE AND OPTION AGREEMENT

Effective August 7, 2003 Crucell and GPI entered into a five year Research License and Option Agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Agreement includes an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the technology. Under the terms of the agreement, the Company is required to make initial and ongoing option maintenance payments over the five year term totaling 450,000

Euros. To December 31, 2003 the Company had made all payments required totaling $115,490 (100,000 Euros) and a further $60,864 was incurred during the first quarter of 2004 leaving $60,864 (50,000 Euros) owing as at June 30, 2004 and a further 50,000 Euros are payable during the remainder of 2004 under the terms of the agreement.

MOLECULAR MEDICINE BIOSERVICES, INC. ("MOLECULAR MEDICINE") - PRODUCTION SERVICE AGREEMENT

Effective March 18, 2003 Molecular Medicine and GMC entered into a Production Service Agreement, as amended by a Production Service Agreement Amendment dated August 29, 2003, whereby Molecular Medicine will produce, under Good Manufacturing Practices, the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product. The product will incorporate the Crucell vector and GMC 's TAP1 gene. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. To December 31, 2003 the Company has made all payments required under the terms of the agreement totalling $108,500 and during 2004 a further $15,000 has been incurred and is owing as at June 30, 2004.

NOTE 4 - FURNITURE AND EQUIPMENT


                                          (unaudited)
                                           June 30,      December 31,
                                             2004            2003
                                           ________________________

     Office furniture and equipment        $  10,425      $  10,425
     Laboratory equipment                    183,803        183,803
                                           ________________________
                                             194,228        194,228
     Less: accumulated depreciation         (141,307)      (121,506)
                                           ________________________
                                           $  52,921      $  72,722
                                           ========================


NOTE 5 - CONVERTIBLE NOTES PAYABLE

During the quarter ended June 30, 2004 the Company issued two unsecured convertible promissory notes in the principal amount of $500,000, that bear interest at 8% per annum and are due twelve months from the date of issue. The unpaid amount of principal and interest may be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.60 per share. In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 416,667 shares of the Company's common stock at a price of $0.66 per share for a period of 2 years and the Company granted a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder's fee entitling the holder to purchase an additional 83,333 shares of the Company's common stock at a price of $0.60 per share for a period of 2 years and 41,667 shares of the Company's common stock at a price of $0.66 per share for a period of 2 years. The Company also incurred $74,100 of costs in connection with this financing resulting in a total of $89,100 being recorded as deferred finance fees. These costs will be expensed over the term of the convertible promissory notes or the remaining unamortized amount will be charged to stockholders' equity if the notes are converted. As of June 30, 2004, $3,700 of the deferred finance fees have been expensed. As at June 30, 2004 $1,667 of accrued and unpaid interest is included in accounts payable.

The fair value of the convertible promissory notes at issuance was estimated to be $450,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20%. As a result, the fair value of the equity component of this instrument (comprised of the common stock purchase warrants and the debt conversion feature) was estimated to be the remaining $50,000. The equity component was attributed entirely to the common stock purchase warrants and recorded as a separate component of stockholders' equity as the conversion feature did not to have a beneficial intrinsic value and its fair value was otherwise determined not to be material. The Company will record a further interest expense over the term of the notes of $50,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To June 30, 2004 a further interest expense of $2,100 has been accrued resulting in a carrying value of the notes of $452,100.

NOTE 6 - RELATED PARTY TRANSACTIONS

Effective December 31, 2003 the Board of Directors of the Company approved the amendment of an existing consulting agreement for research and development services and an existing management services agreement between the Company and two officers and directors of the Company. Under the terms of the amended agreements, the two directors will be paid CAN$15,158 and CAN$13,375, respectively, commencing January 1, 2004 for terms ending February 1, 2005 and July 31, 2005.

Also the Board of Directors of the Company agreed to grant to Dr. Wilf Jefferies, one of the above noted directors and the head researcher at UBC (refer to Note 4), up to a five year anti-dilution right whereby Dr. Jefferies will be guaranteed the rights, subject to achieving certain developmental milestones, allowing him to purchase and own (by way of stock options, and/or convertible preferred shares or as otherwise determined by the Board of Directors) not less than 25% of the fully diluted outstanding shares of common stock of the Company, with such anti-dilution rights, terms and conditions being subject to applicable regulatory approvals. As at June 30, 2004, Dr. Jefferies owned or had rights to 17.6% (December 31, 2003 - 19.4%) of the Company's fully diluted shares of common stock.

Effective December 31, 2003 the Board of Directors of the Company approved entering into a month-to-month management consulting agreement with another officer and director for services for the period from January 1, 2004 to April 15, 2004 for a total of approximately $32,000. During the quarter ended June 30, 2004 this director resigned and accordingly $20,642 has been reclassified as accounts payable.

During the period the Company entered into an agreement with the Company's new CFO. Under the terms of the agreement the CFO will be paid a total of CAN$5,350 per month for twelve months ending May 21, 2005. In addition, in connection with this agreement the Company granted the CFO 100,000 stock options as described in note 7.

The following amounts have been incurred to these related parties:

                                    Six months ended June 30,
                                      2004            2003
                                    ________________________

     Consulting fees                $       -       $ 22,500
     Management fees                   96,941         54,846
     Research and development          67,966         31,814
                                    ________________________
                                    $ 164,907       $109,160
                                    ========================

The Company has total commitments relating to the above management and consulting agreements for the years ended December 31, 2004 and 2005 of approximately $226,000 and $114,000 respectively.

During the period ended June 30, 2004, GPI and the Company incurred $164,907 in fees to these related parties, made payments of $87,127 and reclassified $20,642 to accounts payable resulting in $132,334 owing to these related parties as at June 30, 2004 (December 31, 2003 - $75,196). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Refer to Notes 3 and 8.

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

During the period the Company issued 52,900 shares of common stock on the exercise of stock options at $1.00 per share the consideration for which was the settlement of accounts payable owing to the option holder totalling $52,900.

During the period the Company issued 304,370 shares of common stock on the exercise of stock options at $0.50 per share for proceeds of $152,185 which was paid by way of offset of amounts originally owing by the Company to certain consultants of the Company which were assigned by these consultants to certain options holders. These amounts were originally owing by the Company as a result of cash advances made to the Company totalling $50,000 and expenses incurred on behalf of the Company totalling $102,185.

During the period the Company commenced a private placement of units at $0.70 per unit. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.70 per share for a period of two years. The Company issued 857,143 shares of common stock on the purchase of 857,143 units for total proceeds of $600,000. The Company issued 71,428 shares of common stock as a placement fee and paid a further $50,000 in connection with this financing. The fair value of the warrants was estimated to be $60,000 and was recorded as separate component of stockholders' equity.

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


Effective April 16, 2003 the Board of Directors approved an increase in the number of options available under the Plan from 3,500,000 to 4,500,000. Also effective July 9, 2003 the Company filed a Form S-8 Registration Statement to register 500,000 shares in connection with the Plan. Effective December 16, 2003, the Board of Directors approved the further increase in the number of options available under the Plan from 4,500,000 to 10,000,000, and during the current period filed a Form S-8 Registration Statement effective January 26, 2004 to register a further 2,250,000 shares in connection with the Plan.


STOCK OPTIONS

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in connection with accounting for options granted to consultants and the disclosure provision relating to options granted to employees

In connection with the reverse acquisition of GPI, the Company granted a total of 2,135,000 stock options to previous holders of stock options of GPI with terms and conditions consistent with their original GPI stock options. Of these stock options, 150,000 are subject to straight line vesting for a period of 36 months commencing October 1, 2002. The fair value of these incentive stock options will be recorded as compensation expense over the vesting period. The fair value of these options at the date of grant of $142,500 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%. To June 30, 2004 a total of $83,125 (December 31, 2003 - $59,375) has been recorded as consulting fees in connection with these options.

During the period the Company granted 100,000 stock options to the Company's new CFO at a price of $0.70 per share with 50% subject to immediate vesting and the remaining 50% vesting subject to achieving certain financing milestones. These options were granted at a price less than the market price at the date of grant and, in accordance with APB 25, this intrinsic value of $5,000 will be expensed upon vesting of the options of which $2,500 has been expensed as at June 30, 2004. The additional fair value of these options at the date of grant of $67,000 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 3% and an expected volatility of 182%. This additional fair value will be disclosed in Note 2 on a pro-forma basis upon vesting of the options.

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

The Company's stock option activity is as follows:


                                                                          Weighted Average
                                                                             Remaining
                                       Number of     Weighted Average     Contractual Life
                                        options       Exercise Price
                                       ___________________________________________________

     Balance, December 31, 2002        3,168,000         $  0.86             2.27 years
     Granted during the year           4,325,000            0.59
     Forfeited during the year          (420,000)           1.00
     Exercised during the year        (2,318,630)           0.61
                                       ___________________________________________________

     Balance, December 31, 2003        4,754,370            0.74             5.55 years
     Granted during the period           100,000            0.70
     Exercised during the period        (357,270)           0.57
                                       ___________________________________________________

     Balance, June 30, 2004            4,497,100         $  0.75             4.86 years
                                       ===================================================


SHARE PURCHASE WARRANTS

The Company's share purchase warrant activity is as follows:

                                                                          Weighted Average
                                                                             Remaining
                                       Number of     Weighted Average     Contractual Life
                                        warrants      Exercise Price
                                       ___________________________________________________

     Balance, December 31, 2002          846,860         $  1.95             2.71 years
     Issued during the year              299,175            1.93
     Exercised during the year                 -               -
     Expired during the year             (69,500)           2.82
                                       ___________________________________________________

     Balance, December 31, 2003        1,076,535            1.89             1.53 years
     Issued during the period          1,398,810            0.68
     Exercised during the period               -               -
     Expired during the period            (2,000)           7.50
                                       ___________________________________________________

     Balance, June 30, 2004            2,473,345         $  1.20        1.44 years
                                       ===================================================


NOTE  8 - INCOME TAXES

There were no temporary differences between GPI's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $7,554,000 at June 30, 2004 (December 31, 2003 - $6,388,000) which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE  9 - CONTINGENT LIABLITY

GeneMax has requested that its transfer agent, X-Clearing Corp., deliver company documents to a new transfer agent. X-Clearing is claiming a security lien on company documents. The amount at issue is not determinable at this time. Management is in the process of assessing the validity of X-Clearing's claim. This dispute is not currently in litigation.

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

OVERVIEW

          The Company has raised $4,758,850 in funding since the May 2002 announcement of the GeneMax Pharmaceuticals acquisition for all issuances of the Company's common stock. Management believes that an estimated $14,000,000 is required over the next three years for expenses associated with the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Cancer Vaccine and for various operating expenses. The Company plans to continue with preclinical work in the next quarter, including the advancement of the Molecular Medicine contract for production, optimization and testing of the cancer vaccine. The company plans to raise at least US$5 million in the next 12 months to fund its programs.

         The Company has not generated any cash flow to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Therefore, the Company must raise additional funds in the future to continue operations. The Company intends to finance its operating expenses with further issuances of common stock or other securities. The Company believes that anticipated private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twelve months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements.

During the quarter we advanced work on the Molecular Medicine contract. Management believes that the first phase of the contract is essentially complete with the delivery of vector clones to the Company. We are currently in the process of evaluating the vector clones.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 and Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

         Net revenues during the three and six months ended June 30, 2004 and 2003 were $0. The lack of revenues during these quarters were the result of our continued focus on research and development of the TAP technologies.

         Consulting fees for the quarter ended June 30, 2004 were $3,000 (2003 - $28,718), a decrease of 89%. Consulting fess for the six months ended June 30, 2004 were $14,832 (2003 - $84,718), a decrease of approximately 82%. The decreased consulting fees were primarily the result of the reduction in the use of consultants providing services to the Company.

         Consulting fees - stock based for the quarter ended June 30, 2004 were $14,375 (2003 - $549,625), a decrease of 97%. Consulting fees - stock based for the six months ended June 30, 2004 were $26,250 (2003 - $561,500), a decrease of approximately 95%. The decreased consulting fees were primarily the result of the reduction in stock option grants to consultants.

         License fees for the quarter ended June 30, 2004 were $214 (2003 - $nil). License fees for the six months ended June 30, 2004 were $61,454 (2003 - $nil). The increase in license fees during the quarter ended March 31, 2004 compared to the second quarter was the result of the semi-annual billing of the Crucell License fee.

         Management fees for the quarter ended June 30, 2004 were $39,078 as compared to $56,844 during the quarter ended June 30, 2003, a decrease of approximately 31%. Management fees for the six months ended June 30, 2004 were $106,940 (2003 - $111,690), a decrease of approximately 4%. The decrease in management fees from the first to the second quarter in 2004 was primarily the result of the replacement of the Chief Financial Officer with one operating on a part-time basis at a lower monthly rate, and the commencement of the new CFO on May 19, 2004.

         Office and general expenses for the quarter ended June 30, 2004 were $72,566 as compared to $244,589 during the quarter ended June 30, 2003, a decrease of approximately 70%. Office and general expenses for the six months ended June 30, 2004 were $165,980 as compared to $610,346 during the six months ended June 30, 2003, a decrease of approximately 73%. The decreased office and general expenses were primarily the result of a reduction in investor relations expenditures, including media production, mailing, and printing.

         Professional fees for the quarter ended June 30, 2004 were $147,326 as compared to $68,444 during the quarter ended June 30, 2003, an increase of approximately 115%. Professional fees for the six months ended June 30, 2004 were $258,052 as compared to $154,198 during the quarter ended June 30, 2003, an increase of approximately 67%. The increased professional fees were primarily the result of higher legal costs relating to potential financing opportunities.

         Research and development expenses for the quarter ended June 30, 2004 were $232,384 as compared to $293,871 during the quarter ended June 30, 2003, a decrease of approximately 20%. Research and development expenses for the six months ended June 30, 2004 were $483,984 as compared to $568,647 during the six months ended June 30, 2003, a decrease of approximately 14%. The decrease in research and development expenses was primarily the result of reduced contract payments to Molecular Medicine.

         Travel expenses for the quarter ended June 30, 2004 were $2,645 as compared to $27,569 during the quarter ended June 30, 2003, , a decrease of approximately 90%. Travel expenses for the six months ended June 30, 2004 were $53,102 as compared to $42,527 during the six months ended June 30, 2003, an increase of approximately 25%. The decreased travel expenses during the quarter ended June 30, 2004 were the result of decreased travel expenses for financing and investor relations purposes that were incurred in 2003. The increase in travel expenses during the six months ended June 30, 2004, were primarily the result of increased travel for financing and investor relations purposes that were incurred in the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2004, the Company had $145,012 in cash. Generally, the Company has financed operations to date through the proceeds of the private placement of equity and debt securities. During the quarter ended June 30, 2004 the Company issued two unsecured convertible promissory notes in the principal amount of $500,000, that bear interest at 8% per annum and are due twelve months from the date of issue. See Part II, Item 2. Changes in Securities and Use of Proceeds.

         Net cash used in operating activities during the six months ended June 30, 2004 was $901,522. The Company had no revenues during the quarter ended June 30, 2004. Expenditures were primarily the result of research and development and professional fees.

         The Company has recorded $197,276 in deferred finance fees. Of this amount $85,400, net of amortization of $3,700, was the result of the issuance of the two unsecured promissory notes during the quarter ended June 30, 2004. The remaining $11,876 is the result of the Company's attempts to raise additional capital through private placements of shares of the Company's common stock. The Company continues to seek additional financings from multiple sources.

         As of June 30, 2004, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 18 months, which is anticipated to be $6 million assuming a single Phase 1 clinical trial commences within that time frame.

          The Company is currently in breach of the Collaborative Research Agreement with UBC, Research License and Option Agreement with UBC (CDN$235,759.00 due June 1, 2004), Research License Agreement with Crucell (Euro 50,000 due February 29, 2004) and the Production Service Agreement with Molecular Medicine ($15,000 due March 24, 2004) because of failure to make the noted payments pursuant to these agreements. The Company's failure to cure the breach of these agreements within the time frames specified may result is termination of these agreements. The termination any of these agreements would have a material adverse effect upon the Company and its business.

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

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of the Company's management, including Ronald L. Handford, the Company's Chief Executive Officer and Edward Farrauto, the Company's Chief
Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, Mr. Handford concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the six months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         The Defendants have filed an amended statement of defense and counterclaim in response to the Company's Amended Claim generally denying the allegations and counterclaiming for defamation relating to statements made by the Company about the litigation in news releases. The Company has filed a motion for document production and for records from the Canadian Depository for Securities. The Defendants motion to obtain a summary hearing on whether the actions of the Defendants were unlawful was heard on January 28, 2004. The Court dismissed the Defendants' motion on February 6, 2004. On April 30, 2004 the Defendants delivered a further motion seeking the summary dismissal of the Company's claims on the basis that the Amended Statement of Claim discloses no reasonable claim. The hearing of the various motions was adjourned in June 2004 and a new hearing date for the motions has not yet been set.

         NEVADA LITIGATION

On November 14, 2003, the Company and Alexander Cox, a shareholder of the Company filed a complaint against various broker-dealers, market makers and clearing agents allegedly involved in naked short sales in the Second Judicial District Court of the State of Nevada (Case No. CV-N-03-0656-ECR-RAM). The complaint alleges the defendants engaged in the unlawful "shorting" of the Company's shares of common stock, fraud, statutory misrepresentation, securities law violations pursuant to the Nevada Securities Act, negligence, common law misrepresentation, breach of the covenant of good faith and fair dealing, conversion, deceptive trade practices, racketeering, interference with contracts, interference with prospective economic advantages, prima facie tort, and conspiracy. The defendants have filed an answer to our complaint and on March 8, 2004 filed a motion to dismiss the claims in the complaint. The dismissal was granted as to Knight Securities.

         TRANSFER AGENT

The Company has requested that its transfer agent, X-Clearing Corp., deliver company documents to a new transfer agent. X-Clearing is claiming a security lien on company documents. The amount at issue is not determinable at this time. Management is in the process of assessing the validity of X-Clearing's claim. This dispute is not currently in litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

          During the quarter ended June 30, 2004, the Company issued two unsecured convertible promissory notes (the `Notes") in the principal amount of $300,000 to Bridges & Pipes LLC and $200,000 to the Double U Fund Ltd. Each of the Notes bear interest at 8% per annum and are due twelve months from the date of issue. The unpaid amount of principal and interest may be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.60 per share. The holders of the Notes were collectively granted common stock purchase warrants entitling the holder to purchase an aggregate of 416,667 shares of the Company's common stock at a price of $0.66 per share for a period of 2 years. Duncan Capital LLC served as placement agent for this offering, and as such was granted an 8% commission on the sale of the securities and 125,000 common stock purchase warrants with an estimated fair value of $15,000. The warrants entitle Duncan Capital LLC to purchase 83,333 shares of the Company's common stock at a price of $0.60 per share for a period of 2 years and 41,667 shares of the Company's common stock at a price of $0.66 per share for a period of 2 years. The offering of the Notes was exempt from registration pursuant to Regulation S and Rule 506 of Regulation D of the Securities Act of 1933, as amended. In the event that the Notes are converted to shares of our common stock and the warrants are exercised, existing shareholders will be subject to significant dilution.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.


ITEM 5.  OTHER INFORMATION

         Not Applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       Exhibits

           31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.

           31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.

           32.1   Certification   of Chief Executive Officer and Chief Financial
                  Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

2. Form 8-K

         None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 16,  2004                   GENEMAX CORP.


                                         ____________________________
                                         Ronald L. Handford
                                         Chief Executive Officer



                                         ____________________________
                                         Edward Farrauto
                                         Chief Financial Officer