Form 10QSB
period 2004-09-30
GENEMAX CORP
filed 2004-11-19
CIK 1094038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       or

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


                         1681 Chestnut Street, Suite 400
                           Vancouver, British Columbia
                                 Canada V6J 4M6
                                 ______________
                    (Address of Principal Executive Offices)

                                 (604) 331-0400
                                 ______________
                           (Issuer's telephone number)


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

               Class                        OUTSTANDING AT SEPTEMBER 30, 2004
               _____                        _________________________________
 Common Stock, $0.001 par value                         20,103,875

                                   FORM 10-QSB
                                      INDEX

Part I -- FINANCIAL INFORMATION


         Item 1.  Financial Statements
                  Consolidated  Balance Sheets,  September 30, 2004
                    (unaudited) and December 31, 2003                         3
                  Consolidated  Statements of Operations for the nine
                    months and three months ended September 30, 2004
                    and 2003 (unaudited) and for the period from July
                    27, 1999 (inception) to September 30, 2004 (unaudited)    4
                  Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 2004 and 2003 (unaudited)
                    and for the period from July 27, 1999 (inception) to
                    September 30, 2004 (unaudited)                            5
                  Notes to Interim Consolidated Financial Statements          6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       16

         Item 3.  Controls and Procedures                                     19

Part II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                           19

         Item 2.  Changes in Securities and Use of Proceeds                   21

         Item 3.  Defaults Upon Senior Securities                             21

         Item 4.  Submission of Matters to a Vote of Security Holders         21

         Item 5.  Other Information                                           21

         Item 6.  Exhibits and Reports on Form 8-K                            21


                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                       INTERIM CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,    December 31,
                                                                                                   2004             2003
_______________________________________________________________________________________________________________________________
                                                                                                (unaudited)

                                                            ASSETS

CURRENT ASSETS
   Cash                                                                                           $   28,567        $  19,451
   Prepaid expenses                                                                                    1,555            1,033
_______________________________________________________________________________________________________________________________

                                                                                                      30,122           20,484


FURNITURE AND EQUIPMENT, (Note 4)
                                                                                                      44,064           72,722
         net of depreciation of $150,164 (2003 - $121,506)
DEFERRRED FINANCE FEES (Notes 2 and 5)                                                               190,857                -
_______________________________________________________________________________________________________________________________

                                                                                                  $  265,043        $  93,206
===============================================================================================================================



                                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued liabilities                                                       $  965,945       $  661,755
   Convertible loans payable (Note 5)                                                                464,600                -
   Due to related parties (Note 6)                                                                   173,486           75,196
_______________________________________________________________________________________________________________________________

                                                                                                   1,604,031          736,951
_______________________________________________________________________________________________________________________________

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 6 and 9)

STOCKHOLDERS' EQUITY
   Capital stock  (Note 7)
      Common stock, $0.001 par value, 50,000,000 shares authorized
       20,103,875shares issued and outstanding (2003 - 18,808,034)                                    20,104           18,808
   Additional paid-in capital                                                                      9,222,398        8,401,949
   Common stock purchase warrants                                                                    801,550          734,085
   Deficit accumulated during the development stage                                              (11,341,470)      (9,751,665)
    Accumulated other comprehensive income (loss)                                                    (41,570)         (46,922)
_______________________________________________________________________________________________________________________________

                                                                                                  (1,338,988)        (643,745)
_______________________________________________________________________________________________________________________________

                                                                                                  $  265,043        $  93,206
===============================================================================================================================


The accompanying notes are an integral part of these interim consolidated financial statements




                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)


INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                   July 27, 1999
                                                       Three months ended                Nine months ended          (inception)
                                                         September 30,                     September 30,            to September
                                                                                                                        30,
                                                     2004             2003            2004             2003             2004
__________________________________________________________________________________________________________________________________


INTEREST INCOME                                     $        -         $     -          $     -          $     -       $  26,571
__________________________________________________________________________________________________________________________________


   Consulting fees                                       3,000          27,295           17,832          112,013         638,692
   Consulting fees - stock based (Note 7)               32,875         246,125           59,125          807,625       2,810,400
   Depreciation                                          8,857          10,462           28,658           31,875         150,164
   License fees                                         60,103               -          121,557                -         328,800
   Management fees                                      42,979          57,175          149,919          168,865         864,491
   Office and general                                   62,062         171,935          228,042          782,281       1,400,669
   Professional fees                                    70,770          63,273          328,222          217,471       1,116,730
   Research and development                            116,362         409,079          600,346          977,726       3,248,030
   Research and development-stock based                      -               -                -                -         612,000
   Travel                                                2,402           7,805           55,504           50,332         198,065
__________________________________________________________________________________________________________________________________

                                                       399,410         993,149        1,589,805        3,148,188      11,368,041
__________________________________________________________________________________________________________________________________

NET LOSS FOR THE PERIOD                             $ (399,410)     $ (993,149)     $(1,589,805)     $(3,148,188)   $(11,341,470)
==================================================================================================================================




BASIC NET LOSS PER SHARE                            $    (0.02)     $    (0.06)     $     (0.08)     $     (0.19)
=================================================================================================================



WEIGHTED AVERAGE                                     20,103,875      17,290,563       19,878,027       16,606,984

     COMMON SHARES OUTSTANDING
=================================================================================================================




The accompanying notes are an integral part of these interim consolidated financial statements


                                  GENEMAX CORP.
                          (A DEVELOPMENT STAGE COMPANY)


INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                                July 27, 1999
                                                                                                               (inception) to
                                                                           Nine months Ended September 30       September 30
                                                                               2004              2003               2004
________________________________________________________________________________________________________________________________

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                                   $ (1,589,805)      $ (3,148,188)     $ (11,341,470)
  Adjustments to reconcile net loss to net cash from operating activities:
  - depreciation                                                                  28,658             31,875            150,164
  - non-cash interest and finance fees                                            40,600                  -             40,600
  - non-cash consulting fees                                                           -                  -              5,750
  - non-cash license fees                                                              -                  -             10,500
  - stock-based compensation                                                      59,125            807,625          3,422,400
  - prepaid expenses                                                                (522)                 -              4,445
  - accounts payable                                                             415,389            483,791          1,062,860
________________________________________________________________________________________________________________________________

                                                                              (1,058,550)        (1,824,897)        (6,656,746)
NET CASH USED IN OPERATING ACTIVITIES
________________________________________________________________________________________________________________________________

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                  -             (2,251)          (194,228)
  Pre reverse acquisition advances from Eduverse                                       -                  -            250,000
  Cash acquired on reverse acquisition of Eduverse                                     -                  -            173,373
________________________________________________________________________________________________________________________________

                                                                                       -             (2,251)           229,145
NET CASH FROM (USED IN) INVESTING ACTIVITIES
________________________________________________________________________________________________________________________________

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds on sale and subscriptions of common stock                             550,000            988,000          5,695,360
  Deferred finance fees                                                          (85,976)                 -            (85,976)
  Convertible loans payable                                                      500,000                  -            500,000
  Loans payable                                                                        -                  -            136,245
  Advances from related parties                                                   98,290            301,592            252,109
________________________________________________________________________________________________________________________________

NET CASH FLOWS FROM FINANCING ACTIVITIES                                       1,062,314          1,289,592          6,497,738
________________________________________________________________________________________________________________________________

EFFECT OF EXCHANGE RATE CHANGES                                                    5,352            (21,780)           (41,570)
________________________________________________________________________________________________________________________________

INCREASE (DECREASE) IN CASH                                                        9,116           (559,336)            28,567

CASH, BEGINNING OF PERIOD                                                         19,451            642,589                  -
________________________________________________________________________________________________________________________________

CASH, END OF PERIOD                                                         $     28,567       $     83,253      $      28,567
================================================================================================================================

SIGNIFICANT OTHER NON-CASH TRANSACTIONS:

   The Company issued 52,900 shares of common stock on the exercise of stock options at $1.00 per share, 304,370 shares of common stock on the exercise of stock options at $0.50 per share and 10,000 in settlement of accounts payable at $1.00 per share for consideration of the settlement and assignment of amounts owing by the Company totaling $215,085 as described in Note 7.

The accompanying notes are an integral part of these interim consolidated financial statements

GENEMAX CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004
________________________________________________________________________________
(unaudited)


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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a working capital deficiency of $1,573,909, a capital deficiency of $1,338,988 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are imminent as part of normal product development and advancement. Since internally generated cash flow will not fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities.


UNAUDITED INTERIM FINANCIAL STATEMENTS
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

FURNITURE AND EQUIPMENT
Furniture and equipment are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets: Office furniture and equipment - 36 months straight-line; Laboratory equipment - 60 months straight-line


DEFERRED FINANCE FEES
The Company defers direct costs incurred in connection with the sale of common shares which are offset against the proceeds of the financing upon completion. Costs incurred in connection with Convertible loans payable are deferred and amortized as a financing cost over the term of the convertible loans. Upon conversion of the loan, any unamortized amount of deferred financing costs will be charged to stockholders' equity as a cost of financing.


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

________________________________________________________________________________


INCOME TAXES
The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2004 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.


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



The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:



                                                                  For the nine months ended September 30,
                                                                  2004                  2003
                                                                  ____________________________________________

           Net loss for the period as reported                    $     (1,589,805)     $     (3,148,188)
           SFAS 123 compensation expense                                  (274,500)              (46,500)
                                                                  ____________________________________________

           Pro-forma net loss for the period                      $     (1,864,305)     $     (3,194,688)
                                                                  ============================================

           Pro-forma basic net loss per share                     $          (0.09)     $          (0.19)
                                                                  ============================================

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

________________________________________________________________________________

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


NOTE 3 - RESEARCH AGREEMENTS


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

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totaling CAN$498,980 to be paid in four equal installments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at September 30, 2004 CAN$235,759 (December 31, 2003 - CAN$471,518) is payable in connection with the CRA, plus non-invoiced amounts for the month of September 2004 (estimated by the Company to be approximately CDN$78,000). In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research. Although the current contract period ended on August 31, 2004, the Company anticipates negotiating an amendment for an extension of the contract with UBC in the near future, which would incorporate amounts owing for work carried out on behalf of the Company by UBC subsequent to August 31, 2004.

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

Canadian Network for Vaccines and Immunotherapeutics of Cancer and Chronic Viral Diseases ("CANVAC") Effective January 1, 2001 GPI and UBC entered into a one year Network Affiliate Agreement with CANVAC (the "CANVAC Agreement") whereby CANVAC would provide a grant to GPI and UBC to further fund the research activities in connection with the CRA. Under the terms of the CANVAC Agreement, CANVAC would provide a CAN$85,000 research grant to UBC upon GPI contributing CAN$117,300 towards the UBC research. The amounts paid by GPI do not qualify as amounts paid under the CRA funding schedule outlined above. During 2001, all amounts required under the CANVAC agreement were paid to UBC by GPI. During 2002 CANVAC contributed a further CAN$56,100 to continue funding the research activities until June 30, 2003. As at September 30, 2004 GPI owes CAN$38,709 to UBC to fund GPI's obligations under the CANVAC Agreement.

CRUCELL HOLLAND B.V. ("CRUCELL") - RESEARCH LICENSE AND OPTION AGREEMENT Effective August 7, 2003 Crucell and GPI entered into a five year Research License and Option Agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Agreement includes an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the technology. Under the terms of the agreement, the Company is required to make initial and ongoing option maintenance payments over the five year term totalling 450,000 Euros. To December 31, 2003 the Company had made all payments required totalling $115,490 (100,000 Euros), a further $60,864 was incurred during the first quarter of 2004 (50,000 Euros) and a further $60,103 (50,000 Euros) was incurred during the third quarter of 2004 leaving $120,967 owing as at September 30, 2004 under the terms of the agreement.


MOLECULAR MEDICINE BIOSERVICES, INC. ("MOLECULAR MEDICINE") - PRODUCTION SERVICE AGREEMENT
Effective March 18, 2003 Molecular Medicine and GMC entered into a Production Service Agreement, as amended by a Production Service Agreement Amendment dated August 29, 2003, whereby Molecular Medicine will produce, under Good Manufacturing Practices, the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product. The product will incorporate the Crucell vector and GMC 's TAP1 gene. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. To December 31, 2003 the Company has made all payments required under the terms of the agreement totalling $108,500 and during 2004 a further $15,000 has been incurred and is owing as at September 30, 2004.


NOTE 4 - FURNITURE AND EQUIPMENT

                                              September 30,    December 31,
                                              2004             2003
                                              ________________________________
                                              (unaudited)

           Office furniture and equipment     $      10,425    $     10,425
           Laboratory equipment                     183,803         183,803
                                              ________________________________

                                                    194,228         194,228
           Less: accumulated depreciation          (150,164)       (121,506)
                                              ________________________________


                                              $      44,064     $    72,722

                                              ================================


NOTE 5 -CONVERTIBLE NOTES PAYABLE

During the quarter ended June 30, 2004 the Company issued two unsecured convertible promissory notes in the principal amount of $500,000, that bear interest at 8% per annum and are due twelve months from the date of issue. The unpaid amount of principal and interest may be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.60 per share. In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 416,667 shares of the Company's common stock at a price of $0.66 per share for a period of 2 years and the Company granted a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder's fee entitling the holder to purchase an additional 83,333 shares of the Company's common stock at a price of $0.60 per share for a period of 2 years and 41,667 shares of the Company's common stock at a price of $0.66 per share for a period of 2 years. The Company also incurred $74,100 of costs in connection with this financing resulting in a total of $89,100 being recorded as deferred finance fees. These costs will be expensed over the term of the convertible promissory notes or the remaining unamortized amount will be charged to stockholders' equity if the notes are converted. As of September 30, 2004, $36,000 of the deferred finance fees have been expensed. As at September 30 2004 $11,667 of accrued and unpaid interest is included in accounts payable.

The fair value of the convertible promissory notes at issuance was estimated to be $450,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20%. As a result, the fair value of the equity component of this instrument (comprised of the common stock purchase warrants and the debt conversion feature) was estimated to be the remaining $50,000. The equity component was attributed entirely to the common stock purchase warrants and recorded as a separate component of stockholders' equity as the conversion feature did not to have a beneficial intrinsic value and its fair value was otherwise determined not to be material. The Company will record a further interest expense over the term of the notes of $50,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To September 30, 2004 a further interest expense of $14,600 has been accrued resulting in a carrying value of the notes of $464,600.


NOTE 6 -RELATED PARTY TRANSACTIONS

Effective December 31, 2003 the Board of Directors of the Company approved the amendment of an existing consulting agreement for research and development services and an existing management services agreement between the Company and two officers and directors of the Company. Under the terms of the amended agreements, the two directors will be paid CAN$15,158 and CAN$13,375, respectively, commencing January 1, 2004 for terms ending February 1, 2005 and March 6, 2006.

Also the Board of Directors of the Company agreed to grant to Dr. Wilf Jefferies, one of the above noted directors and the head researcher at UBC (refer to Note 4), up to a five year anti-dilution right whereby Dr. Jefferies will be guaranteed the rights, subject to achieving certain developmental milestones, allowing him to purchase and own (by way of stock options, and/or convertible preferred shares or as otherwise determined by the Board of Directors) not less than 25% of the fully diluted outstanding shares of common stock of the Company, with such anti-dilution rights, terms and conditions being subject to applicable regulatory approvals. As at September 30, 2004, Dr. Jefferies owned or had rights to 17.4% (December 31, 2003 - 19.4%) of the Company's fully diluted shares of common stock.

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

During the period the Company entered into an agreement with the Company's new Chief Operating Officer ("COO"). Under the terms of the agreement the COO will be paid a daily fee of Cdn. $1,000 plus GST to a maximum of 2 days per week. The agreement commenced as of August 30, 2004 and will continue for one year from that date. The Company also granted to the COO 300,000 stock options exercisable at US$0.50 per share as described in Note 7.

The following amounts have been incurred to these related parties:

                                                 Nine months ended September 30,
                                                 2004               2003
                                                 _______________________________

           Consulting fees                       $       -          $  31,000
           Management fees                         139,919            168,865
           Research and development                102,759            100,979
                                                 _______________________________

                                                 $ 242,678          $ 300,844

                                                 ===============================

The Company has total commitments remaining relating to the above management and consulting agreements for the period ended December 31, 2004 and the year ended December 31, 2005 of approximately $120,909 and $441,264 respectively.

During the period ended September 30, 2004, GPI and the Company incurred $242,678 in fees to these related parties, made payments of $123,746 and reclassified $20,642 to accounts payable resulting in $173,486 owing to these related parties as at September 30, 2004 (December 31, 2003 - $75,196). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Refer to Notes 3 and 8


NOTE 7 - CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value. Effective December 31, 2003 the Company's board of directors approved an increase in the authorized capital to 300,000,000 voting common shares and 50,000,000 non-voting preferred shares subject to shareholder approval which has not been obtained to date.

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

During the period the Company issued 10,000 shares of common stock on settlement of accounts payable of $10,000


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

In connection with the reverse acquisition of GPI, the Company granted a total of 2,135,000 stock options to previous holders of stock options of GPI with terms and conditions consistent with their original GPI stock options. Of these stock options, 150,000 are subject to straight line vesting for a period of 36 months commencing October 1, 2002. The fair value of these incentive stock options will be recorded as compensation expense over the vesting period. The fair value of these options at the date of grant of $142,500 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%. To September 30, 2004 a total of $95,000 (December 31, 2003 - $59,375) has been recorded as consulting fees in connection with these options.

During the period the Company granted 100,000 stock options to the Company's new CFO at a price of $0.70 per share with 50% subject to immediate vesting and the remaining 50% vesting over time or subject to achieving certain financing milestones. These options were granted at a price less than the market price at the date of grant and, in accordance with APB 25, this intrinsic value of $5,000 will be expensed upon vesting of the options of which $2,500 has been expensed as at June 30, 2004. The additional fair value of these options at the date of grant of $67,000 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 3% and an expected volatility of 182%. This additional fair value will be disclosed in Note 2 on a pro-forma basis upon vesting of the options.

During the period the Company granted 550,000 stock options to an officer and directors of the Company and 25,000 stock options to a consultant at a price of $0.50 per share for a period of five years subject to immediate vesting. The fair value of the consultant options of $21,000 was expensed during the period and the fair value of the officer and director options of $241,000 has been disclosed in Note 2 on a pro-forma. The fair value of these options at the date of grant totalling $262,000 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 3% and an expected volatility of 185%.

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

The Company's stock option activity is as follows:


                                                                                                   Weighted Average
                                                             Number of        Weighted Average     Remaining
                                                             options          Exercise Price       Contractual Life
                                                             ________________________________________________________

         Balance, December 31, 2002                           3,168,000        $  0.86                   2.27 years

         Granted during the year                              4,325,000           0.59
         Forfeited during the year                             (420,000)          1.00
         Exercised during the year                           (2,318,630)          0.61
                                                             ________________________________________________________

         Balance, December 31, 2003                           4,754,370           0.74                   5.55 years
         Granted during the period*                             675,000           0.53
         Forfeited during the period                            (20,000)          1.00
         Exercised during the period                           (357,270)          0.57
                                                             ________________________________________________________

         Balance, June 30, 2004                               5,052,100        $  0.72                   4.66 years

                                                             ========================================================

SHARE PURCHASE WARRANTS
The Company's share purchase warrant activity is as follows:


                                                                                                   Weighted Average
                                                            Number of         Weighted Average     Remaining
                                                            warrants          Exercise Price       Contractual Life
                                                            _________________________________________________________

           Balance, December 31, 2002                          846,860           $   1.95           2.71 years
           Issued during the year                              299,175               1.93
           Exercised during the year                                 -                  -
           Expired during the year                             (69,500)              2.82
                                                            _________________________________________________________

           Balance, December 31, 2003                        1,076,535               1.89           1.53 years
           Issued during the period                          1,398,810               0.68
           Exercised during the period                               -                  -
           Expired during the period                          (279,675)              1.54
                                                            _________________________________________________________

           Balance, September 30, 2004                       2,195,670           $   1.16           1.34 years
                                                            ================= ==================== ==================


NOTE 8 - INCOME TAXES

There were no temporary differences between GPI's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $7,920,000 at September 30, 2004 (December 31, 2003 - $6,388,000) which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.


NOTE 9 - CONTINGENT LIABLITY

GeneMax has requested that its transfer agent, X-Clearing Corp., deliver company documents to a new transfer agent. X-Clearing is claiming a security lien on company documents. Management is in the process of assessing the validity of X-Clearing's claim. Following filing of a complaint by GeneMax, a preliminary court hearing was held in Denver CO on September 22, 2004, following which both sides agreed to attempt a voluntary mediation process. No agreement or settlement has been reached through this process to date and the amount at issue is not determinable at this time.

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

OVERVIEW

         The Company has raised $4,930,315 in funding since the May 2002 announcement of the GeneMax Pharmaceuticals acquisition for all subscriptions of the Company's common stock (including option exercises). Management believes that an estimated $14,000,000 is required over the next three years for expenses associated with the balance of pre-clinical development and commencement of Phase I-II clinical trials for the TAP Cancer Vaccine and for various operating expenses. Assuming the Company raises additional funds, we plan to continue with preclinical work in the next quarter, including the advancement of the Molecular Medicine contract for production, optimization and testing of the cancer vaccine.

         The Company's contract with The University of British Columbia ("Collaborative Research Agreement" or "CRA") expired pursuant to its Termination Date of August 31, 2004; however, the Company intends to negotiate an extension/renewal of the CRA in the near future. The failure to successfully negotiate an extension or renewal of the CRA could have a material adverse effect upon the Company and its operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 and Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

         Net revenues during the three and nine months ended September 30, 2004 and 2003 were $0. The lack of revenues during these quarters was the result of our continued focus on research and development of the TAP technologies.

         Consulting fees for the quarter ended September 30, 2004 were $ 3,000 as compared to $ 27,295 during the quarter ended September 30, 2003, a decrease of 89%. Consulting fees for the nine months ended September 30, 2004 were $17,832 as compared to $ 112,013 during the nine-month period ended September 30, 2003, a decrease of approximately 84%. The decreased consulting fees were primarily the result of the reduction in the use of consultants providing services to the Company.

         Consulting fees - stock based for the quarter ended September 30, 2004 were $ 32,875 as compared to $ 246,125 during the quarter ended September 30,
2003), a decrease of 87%. Consulting fees - stock based for the nine months ended September 30, 2004 were $59,125 as compared to $807,625 during the nine-month period ended September 30, 2003, a decrease of approximately 93%. The decreased consulting fees were the result of the reduction in stock option grants to consultants.

         License fees for the quarter ended September 30, 2004 were $60,103 as compared to $ $0 during the quarter ended September 30, 2003. License fees for the nine months ended September 30, 2004 were $121,557 as compared to $0 during the nine-month period ended September 30, 2003. The license fees are the result of a research license and option agreement with Crucell Holland B.V. on August 7, 2003 pursuant to which the Company is billed semi-annually for the license fee.

         Management fees for the quarter ended September 30, 2004 were $42,979 as compared to $57,175 during the quarter ended September 30, 2003, a decrease of approximately 25%. Management fees for the nine months ended September 30, 2004 were $149,919 as compared to $168,865 during the nine-month period ended September 30, 2003, a decrease of approximately 11%. The reduction in management fees was due principally to the termination of the ICI Consulting Agreement on December 31, 2003.

         Office and general expenses for the quarter ended September 30, 2004 were $62,062 as compared to $171,935 during the quarter ended September 30, 2003, a decrease of approximately 64%. Office and general expenses for the nine months ended September 30, 2004 were $228,042 as compared to $782,281 during the nine months ended September 30, 2003, a decrease of approximately 71%. The decreased office and general expenses were primarily the result of a reduction in investor relations expenditures, including media production, mailing, and printing.

Professional fees for the quarter ended September 30, 2004 were $70,770 as compared to $63,273 during the quarter ended September 30, 2003, an increase of approximately 12%. Professional fees for the nine months ended September 30, 2004 were $328,222 as compared to $217,471 during the quarter ended September 30, 2003, an increase of approximately 51%. The increased professional fees were primarily the result of higher legal costs relating to potential financing opportunities.

         Research and development expenses for the quarter ended September 30, 2004 were $116,362 as compared to $409,079 during the quarter ended September 30, 2003, a decrease of approximately 72%. Research and development expenses for the nine months ended September 30, 2004 were $600,346 as compared to $977,726 during the nine months ended September 30, 2003, a decrease of approximately 39%. The decrease in research and development expenses was primarily the result of reduced contract payments to Molecular Medicine and the termination of the CRA on August 31, 2004.

         Travel expenses for the quarter ended September 30, 2004 were $2,402 as compared to $7,805 during the quarter ended September 30, 2003, a decrease of approximately 69%. Travel expenses for the nine months ended September 30, 2004 were $55,504 as compared to $50,332 during the nine months ended September 30, 2003, an increase of approximately 10%. The decreased travel expenses during the quarter ended September 30, 2004 were the result of decreased travel expenses for financing and investor relations purposes that were incurred in 2003. The increase in travel expenses during the nine months ended September 30, 2004, were primarily the result of increased travel for financing and investor relations purposes that were incurred in the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, the Company had $28,567 in cash. Generally, the Company has financed operations to date through the proceeds of the private placement of equity and debt securities.

         Net cash used in operating activities during the nine months ended September 30, 2004 was $1,058,550. The Company had no revenues during the quarter ended September 30, 2004. Expenditures were primarily the result of research and development and professional fees.

         The Company has recorded $85,976 in deferred finance fees. Of this amount $74,100 was the result of the issuance of the two unsecured promissory notes during the quarter ended June 30, 2004. The remaining $11,876 is the result of the Company's attempts to raise additional capital through private placements of shares of the Company's common stock. The Company continues to seek additional financings from multiple sources. As of September 30, 2004, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 18 months, which is anticipated to be $6 million assuming a single Phase 1 clinical trial commences within that time frame.

         The Company is currently in breach of the Collaborative Research Agreement with UBC, Research License and Option Agreement with UBC (CDN$235,759.00 due June 1, 2004), Research License Agreement with Crucell (Euro 50,000 due February 29, 2004 and a further Euro 50,000 due August 29, 2004) and the Production Service Agreement with Molecular Medicine ($15,000 due March 24,
2004) because of failure to make the noted payments pursuant to these agreements. The Company's failure to cure the breach of these agreements within the time frames specified may result is termination of these agreements. The termination any of these agreements would have a material adverse effect upon the Company and its business. None of these material agreements has been declared in default or been terminated for cause. The Collaborative Research Agreement with UBC expired on August 31, 2004 as scheduled, and the Company intends to negotiate a renewal.

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

ITEM 3.  CONTROLS AND PROCEDURES

         An evaluation was conducted under the supervision and with the participation of the Company's management, including Ronald L. Handford, the Company's Chief Executive Officer and Edward Farrauto, the Company's Chief
Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, Mr. Handford and Mr. Farrauto concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Commission rules and forms. Such officers also confirm that there was no change in the Company's internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         The Company is currently in negotiations with Global to settle the dispute. However, there can be no assurance that such negotiations will be successful.

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

         X-CLEARING LITIGATION

          In September of 2004, GeneMax brought a civil action in Colorado District Court for the City and County of Denver (Case No. 2004 CV 7271) seeking replevin of its corporate stock transfer records from X-Clearing Corp., its transfer agent. The Company alleges, among other things, that X-Clearing was claiming an excessive and unwarranted termination fee as a condition to GeneMax's proposed termination of its services as transfer agent and that X-Clearing was wrongfully withholding GeneMax's shareholder and stock transfer records in order to secure that claim. The Court conducted a replevin hearing on September 22, 2004, and denied GeneMax's request for immediate release of the records. The parties subsequently entered into a voluntary mediation process to resolve the dispute. X-Clearing has not yet filed a response to GeneMax's complaint on account of the ongoing settlement discussions. The issue in the settlement discussions is how much is to be paid to X-Clearing on account of the proposed termination of its services as transfer agent and the form of such payment, which cannot be determined at this time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

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

1.       Exhibits

         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.

         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.

         32.1 Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

2.       Form 8-K

         Form  8-K  filed  on  September  1,  2004  announcing   appointment  of
         Konstantine Sarafis as the Chief Operating Officer of the Corporation

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Date: November 19, 2004      GENEMAX CORP.

                                     /s/RONALD L. HANDFORD
                                     ___________________________________________
                                     Ronald L. Handford, Chief Executive Officer

                                     /s/EDWARD FARRAUTO
                                     ________________________________________
                                     Edward Farrauto, Chief Financial Officer