Form 10KSB
period 2004-12-31
GENEMAX CORP
filed 2005-04-15
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-27239

GENEMAX CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	88-0277072
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

900 West Hastings Street
Vancouver, British Columbia
Canada V6C 1E5

(Address of Principal Executive Offices)

(604) 331-0400

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2004 were $0.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 14, 2005 was approximately $9,043,375 based upon the average bid and ask price on that date.

The number of shares of the Registrant’s Common Stock outstanding as of April 14, 2005 was 29,172,176.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report on Form 10-KSB.

2

FORWARD LOOKING STATEMENTS

     Statements made in this Form 10-KSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. The company intends that such forward-looking statements be subject to the safe harbors for such statements. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

     GeneMax Corp. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by accessing the Commission’s website at http://www.sec.gov.

References

     In this Annual Report, the terms “we,” “us,” and the “company” refer to GeneMax Corp. and, where the context so requires or suggests, our direct and indirect subsidiaries. References to “dollars” or “$” are to United States Dollars.

i

		Page
PART III		24
ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	24
ITEM 10	EXECUTIVE COMPENSATION	25
ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	25
	AND RELATED STOCKHOLDER MATTERS
ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	25
ITEM 13	EXHIBITS, LIST AND REPORTS ON FORM 8-K	25
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	26

FINANCIAL STATEMENTS		F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM		F2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS		F10
Option Agreement
License Agreement
Collaborative Research Agreement
Non-Disclosure Agreement
Production Services Agreement
Biological Materials Transfer Agreement
List of Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO
Certification of CFO

ii

PART I

ITEM 1 DESCRIPTION OF BUSINESS

Company Overview

     GeneMax is a biotechnology company whose strategic vision is to develop and market products specializing in the application of the latest discoveries in cellular and molecular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and prevention of infectious diseases. Our technologies are based on an understanding of the function of a protein “pump,” known as TAP, which is located within cells and which is essential to the processing of foreign (microbial) or autologous antigens, and subsequent presentation to the immune system for eradication of the cancer or infected cell. The company currently has none of its product candidates on the market and is focusing on the development and testing of its product candidates.

     The current standard therapies for cancer treatment include surgery, radiation therapy and chemotherapy. However, we believe that these treatments are not precise in targeting only cancerous cells and often fail to remove or destroy all of the cancer. The remaining cancer cells may then grow into new tumors, which can be resistant to further chemotherapy or radiation, which may result in death. In the United States, the American Cancer Society estimates that in 2005 cancer will be the second leading cause of death, with an estimated 600,000 deaths from cancer annually.

Company History

     GeneMax Corp., a Nevada corporation, currently trades on the OTC Bulletin Board under the symbol “GMXX” and the Frankfurt and Berlin Stock Exchanges under the symbol “GX1.” GeneMax Corp. is referred to in this Form 10-KSB as the “company.”

     GeneMax was incorporated under the laws of the State of Nevada in 1991 under the name “Ward’s Futura Automotive Ltd.” The company changed its name a number of times since 1991, and in July 2002, the company completed the acquisition of GeneMax Pharmaceuticals Inc., a Delaware corporation, in a reverse merger and changed its name to “GeneMax Corp.” As a result of this transaction, the former stockholders of GeneMax Pharmaceuticals owned 75% of the total issued and outstanding shares of GeneMax. GeneMax Pharmaceuticals is now a wholly owned subsidiary of GeneMax, and GeneMax Pharmaceuticals Canada Inc., a British Columbia corporation, is a wholly owned subsidiary of GeneMax Pharmaceuticals.

The Immunotherapy Industry for Cancer

     Management believes that there is a critical need for more effective cancer therapies. Management further believes that the global market for effective cancer treatments is large, and that immunotherapies representing potential treatments for metastatic cancer are an unmet need in the area of oncology.

     The human immune system appears to have the potential to clear cancers from the body, based on clinical observations that some tumors spontaneously regress when the immune system is activated. Most cancers are not very “immunogenic,” however, meaning that the cancers are not able to induce an immune response because they no longer express sufficient levels of key proteins on their cell surface, known as Major Histocompatability Class 1 or MHC Class I proteins. In healthy cells, these proteins provide the information to the immune system that defines whether the cell is healthy or, in the case of cancer or viral infection, abnormal. If the MHC Class I proteins signal that the cells are abnormal, then the immune system’s T-cells are activated to attack and kill the infected or malignant cell.

     In many solid cancer tumors, the TAP protein system does not function and, therefore, the immune system is not stimulated to attack the cancer. Management believes that although a number of cancer therapies have been developed that stimulate the immune system, these approaches have often proven ineffective because the cancers remain invisible to the immune system due to this apparent lack of or low expression of the TAP protein.

     By restoring TAP expression to TAP-deficient cells, the MHC Class I protein peptide complexes could signal the immune system to attack the cancer. The strategic vision of GeneMax is to be a product-driven biotechnology company, focusing primarily on use of its patented TAP technology to restore the TAP function within cancerous cells, thus making them immunogenic, or more “visible” to cancer fighting immune cells. As part of its overall strategy, and with additional funding, the company also intends to pursue the development of prophylactic vaccines against infectious microbes. The company intends to develop the TAP technology for use as a therapeutic cancer vaccine that management believes will restore the normal immune recognition. Management further believes that this cancer vaccine strategy is the only therapeutic approach that addresses this problem of “non-immunogenicity” of cancer. Management believes that this therapy may have a strong competitive advantage over other cancer therapies, since restoring the TAP protein will direct the immune system to specifically target the cancerous cells without damaging healthy tissue.

GeneMax’s Target Market and Strategy

     GeneMax is currently pursuing product development in oncology. With additional funding, the company will also pursue product development in prophylactic vaccines. Cancer encompasses a large number of diseases that affect many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers. Based upon recent market reports, management believes that the market for cancer vaccines could be approximately $2 billion by 2007, with a compounded annual growth rate of 104%. Our goal is to have the FDA approve our cancer vaccine within the next few years so that we can secure a portion of this market.

     Management also believes that our peptide transfer assay, which is a cell-based assay designed to evaluate compounds and drugs for their ability to stimulate or suppress the immune response, will also be of significant interest to pharmaceutical companies, companies with natural product libraries, anti-sense or gene libraries or proprietary rights to chemical compounds (e.g. combinatorial chemistry companies). Additional funding will be required to exploit this opportunity, and the company is not currently supporting its development. However, the company recognizes that the technology may be strategic to future developments and, accordingly, the technology has been licensed and will continue to be protected by the company.

Research and Development Efforts

     We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows the company to pursue its own internal product development while positioning the company to enter into multiple partnerships and licensing agreements. The company produces its TAP vaccines by inserting the TAP gene material into a proprietary, modified adeno virus licensed from Crucell (Netherlands), and it is used as the prototype vaccine product for performing in-vitro immunological and animal preclinical studies. We have organized our research and development efforts to take advantage of our partners’ capabilities while reducing our overhead costs. Our relationship with the University of British Columbia allows the company to conduct contract research and development by employing highly skilled scientists at the Biomedical Research Center (BRC). The research and development team, lead by Dr. Wilf Jefferies at the BRC, perform the basic research on the biological function of TAP and related licensed technology as well as preclinical animal studies in cancer and infectious diseases. We also receive a substantive amount of technical support from our licensing partner, Crucell, in the development of our TAP adeno virus based vaccine product. Further, the company contracts out through Molecular Medicine (USA) the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices (GMP) and Good Laboratory Practices (GLP) certification.

Products and Technology in Development

     TAP Cancer Vaccine

     GeneMax is currently developing the TAP Cancer Vaccine at the University of British Columbia Biomedical Research Centre under an agreement we refer to in this Form 10-KSB as our Collaborative Research Agreement. This therapeutic cancer vaccine candidate, to be tested in preclinical toxicology studies, will, if successfully developed, include the patented use of the TAP-1 gene to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells. The TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

     Management believes that the TAP Cancer Vaccine will deliver the genetic information required for the production of the TAP protein in the target cancer cell. This will trigger the cancer cell’s ability to effectively identify itself to the body’s immune system by transporting the cancer antigen peptides to the cell surface using the individual’s specific MHC Class I proteins. As a result, we believe that the immune response could be targeted to the entire repertoire of cancer antigen peptides produced by the cancer cell, rather than just to a single cancer antigen, as delivered by current cancer vaccines. The TAP Cancer Vaccine could allow the immune response to respond to the cancer even if the TAP protein and genetic information were only delivered to a small portion of the cancer cells. In addition, the TAP Cancer Vaccine would generate an immune response to any TAP-deficient cancer, regardless of the patient’s individual genetic variability either in the MHC Class I proteins or in the cancer-specific proteins and resultant peptides.

     In general, a “cancer vaccine” is a therapy whose goal is to stimulate the immune system to attack tumors. Management believes that most current cancer vaccines contain either cancer-specific proteins that directly activate the immune system or contain genetic information, such as DNA, that encodes these cancer-specific proteins. Management believes that there are a number of key conditions that must be met before a cancer vaccine can be effective in generating a therapeutic immune response: (i) the cancer antigen peptide delivered by the vaccine has to be recognized by the immune system as “abnormal” or “foreign” in order to generate a strong and specific T-cell response; (ii) the same cancer antigen peptide has to be displayed on the surface of the cancer cells in association with the MHC Class I proteins; and (iii) these cancer antigen peptides then have to be sufficiently different from normal proteins in order to generate a strong anti-tumor response.

     If these conditions are all met, then management believes that such cancer vaccines should generate a sufficiently strong immune response to kill the cancer cells. However, the identification of suitable cancer-specific antigen proteins to use in these therapeutic vaccines has proven extremely complex. In addition, the MHC Class I proteins are highly variable, with over 100 different types in humans and, as a result, any one-cancer antigen peptide will not produce an immune response for all individuals. Cancers are “genetically unstable” and their proteins are highly variable, so that the selected cancer antigen protein may result in the immune system only attacking a small subset of the cancerous cells.

     Laboratory Testing of the TAP Cancer Vaccine

     Management believes that the key milestone of efficacy in animal models of cancer has been attained and that other scientific research teams have validated the experimental data from these animal studies. The proof of principle for the TAP technology as a cancer vaccine was established in research conducted during the last ten years in the laboratory at the Biomedical Research Center by Dr. Wilfred Jefferies, a director and executive officer of GeneMax. The initial studies were conducted using a small-cell lung cancer cell line that was derived from an aggressive, metastatic cancer. These cells have multiple defects in the “antigen presentation pathway” in that they are not detected by the immune system. When the TAP protein was introduced into these cells, antigen presentation was restored. In addition, a series of animal studies have demonstrated the ability of TAP to restore an immune response. This study was published in Nature Biotechnology (Vol. 18, pp. 515-520, May 2000). Management believes that the TAP technology has been further validated in melanoma, where animal studies similar to the small-cell lung cancer studies described above were performed and similar results were achieved.

     Pre-Clinical Testing

     GeneMax has completed pre-clinical animal testing of its TAP Cancer Vaccine to the extent that is required as a prerequisite for further preclinical toxicology analysis and Investigational New Drug (or IND) application to the FDA. The pre-clinical testing of the TAP Cancer Vaccine to date included the evaluation of several strains of vaccinia and adenovirus vectors to assess their respective ability to deliver the correct genetic information allowing expression of the TAP protein in tumors, the selection and licensing of the vector from Crucell and the identification and entering into an agreement, that we refer to in this Form 10-KSB as our Production Services Agreement, with Molecular Medicine BioServices, Inc., a Good Manufacturing Practice (or GMP) manufacturer, for subsequent production of the TAP Cancer Vaccine. The company has to complete the performance of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity. In addition, we must complete initial vaccine production, and develop internal and external clinical trials, support personnel and infrastructure before commencing clinical trials.

     Once the formal pre-clinical testing is completed, we intend to compile and summarize the data and submit it to the United States Federal Drug Administration, or FDA, and/or the Canadian Health Canada, or HC, and/or other national regulatory agencies, in the form of an investigational new drug application. We anticipate that these applications would include data on vaccine production, animal studies and toxicology studies, as well as proposed protocols for the Phase I human clinical trials, described below.

     Phase I Human Clinical Trials

     Management believes that, subject to the completion of remaining pre-clinical work and financing, estimated at approximately $5,000,000, the Phase I human clinical trials could commence in the first half of 2006. The Phase I human clinical trials will be designed to provide data on the safety of the TAP Cancer Vaccine when used in humans. The company intends to conduct the Phase I human clinical trials at the British Columbia Cancer Agency in Vancouver, British Columbia or other locations under evaluation. These trials will be conducted in respect of certain carcinomas. The company has presented information on the TAP Cancer Vaccine to members of the Department of Advanced Therapeutics of the British Columbia Cancer Agency, with the intent of obtaining their assistance in the design and execution of the clinical study.

     Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I, there is an initial introduction of the therapeutic candidate into healthy human subjects or patients. The drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to assess the clinical activity of the drug in specific targeted indications, assess dosage tolerance and optimal dosage and continue to identify possible adverse effects and safety risks. If the therapeutic candidate is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

Future Products and Technology

     Peptide Transfer Assay

     We are attempting to develop potential products that may stimulate or interrupt the chain of events involved in certain immune system-related diseases. One such potential product, referred to in this Form 10-KSB as the Peptide Transfer Assay, would be used to identify compounds effective in the treatment of cancer, infectious diseases, autoimmune diseases and transplant rejection. Autoimmune diseases include, but are not limited to, psoriasis, rheumatoid arthritis, multiple sclerosis, myasthenia gravis and diabetes. T cells and antibodies in the body’s immune system normally identify and destroy foreign substances and cancerous cells. Autoimmune diseases are generally caused by the abnormal destruction of healthy body tissues when T cells and antibodies react against normal tissue.

     The Peptide Transfer Assay is ready for development for high-throughput screening and partnering. High-throughput screening is the use of robotics and automated industrial processes used to speed up the drug discovery process, testing large number of compounds against certain targets. Additional funding will be required to exploit this opportunity, however, the technology has been licensed and will continue to be protected by the company.

     Screen for Regulators of Antigenicity

     GeneMax recently licensed drug discovery technology that can be used to identify small molecule regulators of the immune response. We refer to this technology in this Form 10-KSB as the Screen for Regulators of Antigenicity Technology. Management believes that the Screen for Regulators of Antigenicity Technology can be used to screen and select new drugs that regulate immune responses, and that it has relevance to both cancers and viral diseases and in modulating transplant rejection and autoimmune diseases.

Strategic Relationships

     The University of British Columbia

     Collaborative Research Agreement

     In September of 2000, GeneMax, through its wholly owned subsidiaries, GeneMax Pharmaceuticals and GeneMax Canada, entered into the Collaborative Research Agreement with the University of British Colombia to carry out further development of the TAP technologies as a cancer vaccine and other commercial products, and to provide GeneMax Pharmaceuticals with the option to acquire the rights to commercialize any additional technologies developed under the agreement. The University of British Columbia will retain all rights and title to all inventions, improvements and discoveries that are conceived by employees of the university, during the term of the Collaborative Research Agreement; however the University has granted GeneMax an option to obtain a royalty-bearing license to use such inventions, improvements and discoveries that are not covered under the existing license agreement and include improvements and enhancements of the licensed technologies.

     The Collaborative Research Agreement, as amended, provides for payments to University of British Columbia in the aggregate of $2,973,049 (CDN), of which $991,515 was to be paid during the fiscal year ended December 31, 2002, $1,135,801 was to be paid during the fiscal year ended December 31, 2003, and $471,518 was to be paid during the fiscal year ended December 31, 2004. As of fiscal year ended December 31, 2004, an aggregate of $803,953 (CDN) was payable by GeneMax Pharmaceuticals to the University of British Columbia in connection with the Collaborative Research Agreement and GeneMax had purchased certain laboratory equipment in connection with the ongoing research. In addition, the company reimbursed University of British Columbia a total of $55,812 of patent expenditures in connection with technologies licensed to the company.

     The parties to the Collaborative Research Agreement have agreed to the principal terms of a renegotiated agreement which will provide for an estimated annual budget of $295,000 (in quarterly installments of $73,750) to allow for funding for one Ph.D. scientist and two support technicians. In addition, the University will continue to provide GeneMax with access to university laboratories and equipment at the University.

     License Agreement

     In March 2000, GeneMax, the University of British Columbia, and Dr. Wilfred A. Jefferies entered into a license agreement, which is referred to in this Form 10-KSB as the License Agreement, providing the company with an exclusive world-wide license to use certain technology developed by University of British Columbia and Dr. Jefferies. The License Agreement allows GeneMax to use the technology associated with the patents entitled “Method for Enhancing Expression of MHC-Class 1 Molecules Bearing Endogenous Peptides” and “Method of Identifying MHC-Class 1 restricted Antigens Endogenously Processed by a Cellular Secretory Pathway” and to manufacture, distribute, market, sell, lease and license or sub-license products derived or developed from the above licensed technologies until the later of March 6, 2015 or the expiration of the last patent obtained under the License Agreement, including the expiration of patents obtained from modifications to existing patents. As consideration for entering into the License Agreement, GeneMax paid an initial license fee of $113,627.32 (CDN) and issued 500,000

GeneMax Pharmaceutical shares to the University of British Columbia, which were subsequently exchanged for 500,000 restricted shares of GeneMax common stock.

     On February 16, 2004, the University of British Columbia granted GeneMax an exclusive, worldwide license to use a novel assay technology to screen and select new drugs that regulate immune. As consideration for entering into this license, which we refer to as the Immune Response License, GeneMax issued the University of British Columbia 10,000 shares of common stock and is required to pay the university an annual maintenance fee of $500 (CDN). The term for the Immune Response License is the longer of either twenty years or the expiration of the last patent licensed under the Immune Response License, including the expiration of patents obtained from modifications to existing patents.

     Crucell Holland B.V.

     On August 7, 2003, GeneMax and Crucell Holland B.V., or Crucell, entered into an agreement, which we refer to as the Research License and Option Agreement. Pursuant to that agreement, Crucell granted GeneMax a non-exclusive, worldwide license for Crucell’s adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package GeneMax’s TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).

     The Research License and Option Agreement provides for bi-annual license maintenance fees of Euros 50,000, exclusive of applicable taxes, during the first two years of the agreement, and an annual license maintenance fees of Euros 75,000, exclusive of applicable taxes, starting on the third anniversary until the expiration of the agreement on August 7, 2008. Total obligations under this agreement are Euros 450,000.

     To December 31, 2003, the company had made payments required totalling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement. Pursuant to the terms of the Research License and Option Agreement, a further $60,864 (€ 50,000) was due and payable on February 7, 2004 and a further $60,103 (€ 50,000) was due and payable on August 7, 2004 leaving $120,967 owing as of December 31, 2004 under the terms of the agreement. As of the date of this Annual Report, the company had not paid this amount. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy 3 months after receipt in writing to the defaulting party. As of the date of this Annual Report, neither party has given notice of default to the other.

     Molecular Medicine BioServices Inc.

     On March 18, 2003, GeneMax entered into a production service agreement, referred to in this Form 10-KSB as the PSA, with Molecular Medicine Bioservice, Inc. of the United States. The PSA provides for the performance of certain production services by Molecular Medicine relating to the adenoviral vector product containing GeneMax’s TAP gene technology. The product is required to conduct pre-clinical toxicology studies and subsequent human clinical trials.

     The company was in breach of its contractual obligations with Moleclar Medicine in respect of payments due for Phase I of the project. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and we have a $78,000 surplus which can be applied towards subsequent phases of the project.

     In August 2004, we ceased production of our clinical grade TAP adeno based vaccine for pre-clinical toxicology analysis with Molecular Medicine due to technical difficulties. Crucell is currently in the process of solving technical issues associated with production yields of the vaccine. The company has a credit of approximately USD$78,000 with Molecular Medicine towards future vaccine production. Despite the technical difficulties we anticipate production of a clinical grade TAP based vaccine to be produced utilizing the adeno vector from Crucell or our in-house adeno virus vector to allow the company to meet its milestones for completing toxicology analysis by the end of 2005.

     National Institute of Allergy and Infectious Diseases

     On October 21, 2003, the company entered into an agreement, which we refer to as the Biological Materials Transfer Agreement, with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the Public Health Service or PHS. The Biological Materials Transfer Agreement provides for the license of NIAID’s Modified Vaccinia Ankara virus for use in our research and product development. The licensed technology and virus material will be used with the goal of developing a vaccine platform capable of generating superior protective immune responses against smallpox. Pursuant to the Biological Materials Transfer Agreement, we pay a non-refundable annual royalty of $2,500 per year. The Biological Materials Transfer Agreement expires on November 5, 2008. PHS may terminate this agreement if the company is in default in the performance of any material obligation under this Agreement, and if the default has not been remedied within ninety days after the date of written notice by PHS of such default.

     Parc Place Investments AC

     On October 2, 2003, GeneMax and Parc Place Investments AC, or Parc Place, entered into a financial consulting services agreement. Pursuant to the terms of the agreement with Parc Place, Parc Place agreed to be engaged as a consultant to the company and to render advice, consultation, information and services regarding corporate finance and other financial service matters for a term of twelve months. The company agreed to issue finder’s fees payable to Parc Place in the aggregate of twenty percent (20%) of private placement capital raised from European and non-U.S. sources due to the direct efforts of Parc Place. The finder’s fee is to be paid in cash up to a maximum of ten percent (10%) of the capital raised and the balance of the finder’s fee is to be paid in shares of the company’s common stock issued at a price of $0.001 per share. Effective December 31, 2003, the company accepted the resignation of Parc Place subject only to the closing of certain interim financing initiatives which completed in February 2004. At that time, the company paid Parc Place $50,000 and issued 71,428 shares of common stock.

Recent Developments

     On February 16, 2004, GeneMax added to its technology portfolio by expanding the License Agreement with the University of British Columbia to include a technological method that identifies agonists or antagonists antigen presentation to the immune system by normal and cancerous cells. Management believes that this technology can be used to screen and select new drugs that regulate immune responses.

Intellectual Property, Patents and Trademarks

     Patents and other proprietary rights are vital to the business operations of GeneMax. GeneMax protects its technology through various United States and foreign patent filings, and maintains trade secrets that the company owns. Our policy is to seek appropriate patent protection both in the United States and abroad for its proprietary technologies and products. We require each of our employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with us. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not be disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived of by an employee shall be the exclusive property of the company.

     Patent applications in the United States are maintained in secrecy until patents are issued. There can be no assurance that our patents, and any patents that may be issued to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that the patents issued to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If the courts uphold existing or future patents containing broad claims over technology used by us, the holders of such patents could require us to obtain licenses to use such technology. In fiscal 2004 the company did not incur any costs to defend our patents.

     Pursuant to the License Agreement with the University of British Columbia, we acquired the exclusive worldwide license to a portfolio of intellectual property as follows:

     Method of Enhancing Expression of MHC Class I Molecules Bearing Endogenous Peptides

     On March 26, 2002, the United States Patent and Trademark Office issued US Patent No. 6,361,770 to the University of British Columbia for the use of TAP-1 as an immunotherapy against all cancers. The patent is titled “Method of Enhancing Expression of MHC Class I Molecules Bearing Endogenous Peptides” and provides comprehensive protection and coverage to both in vivo and ex vivo applications of TAP-1 as a therapeutic against all cancers with a variety of delivery mechanisms. The inventors were Dr. Jefferies, Dr. Reinhard Gabathuler, Dr. Gerassinmoes Kolaitis and Dr. Gregor S.D. Reid, who collectively assigned the patent to University of British Columbia under an assignment agreement. The patent expires March 23, 2014. We have pending applications for patent protection for this patent in Europe and in Japan.

Method of Identifying MHC Class I Restricted Antigens Endogenously Processed by a Secretory Pathway

     On August 11, 1998, the U.S. Patent and Trademark Office issued US Patent No. 5,792,604 to the University of British Columbia, being a patent for the use of bioengineered cell lines to measure the output of the MHC Class I restricted antigen presentation pathway as a way to screen for immunomodulating drugs. The patent is titled “Method of Identifying MHC Class I Restricted Antigens Endogenously Processed by a Secretory Pathway.” This patent covers the assay which can identify compounds capable of modulating the immune system. The inventors were Dr. Jefferies, Dr. Gabathuler, Dr. Kolaitis and Dr. Reid, who collectively assigned the patent to University of British Columbia under an assignment agreement. The patent expires on March 12, 2016. We have been granted patent protection for this patent in Finland, France, Germany, Italy, Sweden Switzerland and the United Kingdom, and have applied for patent protection in Canada and Japan.

     TAP Vaccines and other filings

     On July 9, 2004 the University of British Columbia filed a patent application with the U.S. Patent and Trademark Office for patent protection for TAP vaccines as a method for increasing immune responses. As of the date of this annual report, the University of British Columbia has not received an order granting a patent. Other patent applications have been filed by the University of British Columbia in respect of the company’s licensed technologies. We intend to continue to work with the University of British Columbia to file additional patent applications with respect to any novel aspects of its technology to protect its intellectual property.

     Competition

     The oncology industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are developing various immunotherapies and drugs to treat cancer. There may be products on the market that will compete directly with the products that GeneMax is seeking to develop. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with our technologies and products. These companies and institutions may also compete with GeneMax in recruiting qualified scientific personnel. Many of our potential competitors have substantially greater financial, research and development, human and other resources than GeneMax. Furthermore, large pharmaceutical companies may have significantly more experience than GeneMax does in pre-clinical testing, human clinical trials and regulatory approval procedures. Such competitors may develop safer and more effective products, obtain patent protection or intellectual property rights that limit our ability to commercialize products, or commercialize products earlier than we do.

     Management expects technology developments in the oncology industry to continue to occur at a rapid pace. Commercial developments by any competitors may render some or all of our potential products obsolete or non-competitive, which could materially harm the company’s business and financial condition.

     Management believes that the following companies, which are developing various types of similar immunotherapies and therapeutic cancer vaccines to treat cancer, could be major competitors of the company: CellGenSys Inc., Corixa Corp., Dendreon Corp., Genzyme Molecular Oncology, Therion Biologics Corp. and Transgene S.A.

Government Regulation

     United States

     The design, research, development, testing, manufacturing, labeling, promotion, marketing, advertising and distribution of drug products are extensively regulated by the FDA in the United States and similar regulatory bodies in other countries. The regulatory process is similar for a new drug application, or NDA. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include: (i) pre-clinical laboratory tests, pre-clinical studies in animals, formulation studies and the submission to the FDA of an initial NDA; (ii) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication; (iii) the submission of the NDA to the FDA; and (iv) review by an FDA advisory committee and approval by the FDA.

     Pre-clinical tests include laboratory evaluation of product chemistry, preparation of consistent test batches of product to what is known as Good Laboratory Practice, toxicology studies, animal pre-clinical efficacy studies and manufacturing pursuant to what is known as Good Manufacturing Practice. The results of pre-clinical testing are submitted to the FDA as part of an initial NDA. After the filing of each initial NDA, and assuming all pre-clinical results have been approved, a thirty-day waiting period is required prior to the commencement of clinical testing in humans. At any time during this thirty-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The initial NDA process may be extremely costly and substantially delay development of products. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in subsequent clinical trials.

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

     If the FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter. An approval letter will usually contain a number of conditions that must be met in order to secure final approval of the NDA and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the NDA or issue a not approval letter, outlining the deficiencies in the submission and often requiring either additional testing or information or withdrawal of the submission.

     The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections. GeneMax has entered into a contract with Molecular Medicine for commercial scale manufacturing of the TAP Cancer Vaccine, therefore our ability to control compliance with FDA manufacturing requirements will be limited.

     Approved drugs are subject to ongoing compliance requirements and identification of certain side effects after any of the drug products are on the market. This could result in issuance of warning letters, subsequent withdrawal of approval, reformulation of the drug product, and additional pre-clinical studies or clinical trials.

     Canada

     In Canada, the Therapeutic Products Directorate and the Biologics and Genetic Therapies Directorate of Health Canada ensure that clinical trials are properly designed and undertaken and that subjects are not exposed to undue risk. Regulations define specific Investigational New Drug Submission, or IND, application requirements, which must be complied with before a new drug can be distributed for trial purposes. The Directorates currently review the safety, efficacy and quality data submitted by the sponsor and approve the distribution of the drug to the investigator. The sponsor of the trial is required to maintain accurate records, report adverse drug reactions, and ensure that the investigator adheres to the approved protocol. Trials in humans should be conducted according to generally accepted principles of good clinical practice. Management believes that these standards provide assurance that the data and reported results are credible and accurate, and that the rights, integrity, and privacy of clinical trial subjects are protected.

     Sponsors wishing to conduct clinical trials in Phases I to III of development must apply under a 30-day default system. Applications must contain the information described in the regulations, including: a clinical trial attestation; a protocol; statements to be contained in each informed consent form, that set out the risks posed to the health of clinical trial subjects as a result of their participation in the clinical trial; an investigator’s brochure; applicable information on excipients (delivery vehicles); and chemistry and manufacturing information.

     The sponsor can proceed with the clinical trial if the Directorates have not objected to the sale or importation of the drug within 30 days after the date of receipt of the clinical trial application and Research Ethics Board approval for the conduct of the trial at the site has been obtained. Additional information is available on Health Canada’s website - www.hc-sc.gc.ca.

     Other Jurisdictions

     Outside the United States and Canada, the company’s ability to market drug products is contingent upon receiving marketing authorization from the appropriate regulatory authorities. Management believes that the foreign regulatory approval process includes all of the complexities associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union procedures are available to companies wishing to market a product in more than one member country.

Product Liability and Insurance

     Once the company commences the sale of its products into the market, it will face the risk of product liability claims. Because GeneMax it not yet selling its product, it has not experienced any product liability claims to date and the company does not yet maintain product liability insurance. Management intends to maintain product liability insurance consistent with industry standards upon commencement of the marketing and distribution of the TAP Cancer Vaccine. There can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on the company’s business, financial condition or results of operations, or that such insurance will continue to be available on commercially reasonable terms, if at all.

Employees and/or Consultants

     As of December 31, 2004 we did not have any employees. However, a number of persons provided consulting and management services to us pursuant to management and consulting services agreements. As of March 31, 2005, Konstantine Sarafis, the company’s President and Chief Executive Officer, Wilf Jefferies, the company’s Chief Scientific Officer, and Ed Farrauto, the company’s Chief Financial Officer, had each entered into consulting or employment agreements, or had agreed to amend their existing consulting or employment agreements with the company. See “Item 10 – Management Consulting Agreements” below.

ITEM 2 PROPERTIES

     GeneMax does not own any real estate or other properties. Our registered office is located at 1681 Chestnut Street, Suite 400, Vancouver, British Columbia Canada V6J 4M6. GeneMax entered into an office services arrangement pursuant to which the company receives office services and access to office and meeting spaces on a monthly basis at approximately $165.00 (CDN) per month base cost.

ITEM 3 LEGAL PROCEEDINGS

     On September 8, 2004 the company filed suit in the District Court, City and County of Denver, Colorado, against X-Clearing Corporation, its transfer agent, referred to herein as X-Clearing. We alleged that X-Clearing was in breach of our October 2, 2001 transfer agent agreement (as amended September 21, 2004) with X-Clearing and asked for a declaratory judgment and to have certain records and documents returned to us so that we could pursue a transfer agency relationship with another transfer agent. Securing a new transfer agent is an important step in obtaining a listing of our shares on the TSX Venture Exchange.

     At a hearing held on September 22, 2004 X-Clearing argued that the transfer agency agreement had not been properly terminated, and the court made a preliminary determination consistent with X-Clearing’s position. Subsequent to the September 22, 2004 hearing the company actively sought a settlement with X-Clearing, however it was unable to do so.

     In March 2005 both X-Clearing and the company filed additional court documentation in respect of the matter and a hearing was set for March 18, 2005. Immediately prior to the hearing a settlement was negotiated whereby the company agreed to pay $200,000 to X-Clearing in exchange for all of its corporate records. The parties also exchanged various indemnity agreements. As at the date of this filing, counsel for the parties were formalizing the terms of the settlement.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     GeneMax common stock is traded on the Over The Counter Bulletin Board under the symbol “GMXX.OB” and on the Frankfurt and Berlin Stock Exchanges under the symbol “GX1.” The listing on the Berlin Stock Exchange was done without the company’s knowledge and consent and is largely used to facilitate naked short selling in the company’s common stock. The company has attempted to have the Berlin Stock Exchange listing terminated, however, it has not been able to do so.

     The market for our common stock is limited, volatile and sporadic. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

	HIGH BID	LOW BID
Fiscal Year 2004

Dec. 31, 2004	$0.51	$0.22
Sept. 30, 2004	$1.13	$0.32
June 30, 2004	$1.23	$0.50
March 31, 2004	$1.48	$0.75

	HIGH BID	LOW BID
Fiscal Year 2003

Dec. 31, 2003	$1.50	$0.83
Sept. 30, 2003	$2.04	$1.31
June 30, 2003	$5.74	$1.61
March 31, 2003	$10.25	$5.20

     As at September 30, 2004, the date of the most current list of shareholders provided to the company by its transfer agent, the company had 361 shareholders of record of its common stock. Due to the ongoing dispute with our transfer agent, we have not been able to obtain more current data.

     To date, we have not paid any dividends on our common stock, and the board of directors of the company does not currently intend to declare cash dividends on our common stock. We instead intend to retain earnings, if any, to support the growth of the company’s business. Any future cash dividends would depend on future earnings, capital requirements and the company’s financial condition and other factors deemed relevant by the board of directors.

Stock and Security Issuances

     On June 2, 2004 and June 24, 2004, the company issued unsecured convertible promissory notes in the principal amount of $300,000 and $200,000 respectively. The notes provided for an interest rate of 8% per annum and were due twelve months from the date of issue. The unpaid amount of principal and interest was convertible at any time, at the holder’s option, into shares of the company’s common stock at a price of $0.60 per share. In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 250,000 shares (in respect of the $300,000 note) and 166,667 shares (in respect of the $200,000 note). The warrants were exercisable at a price of $0.66 per share for a period of 2 years. The company also granted to Duncan Capital, which entity arranged for the financing, a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder’s fee entitling the holder to purchase an additional 83,333 shares of the company’s common stock at a price of $0.60 per share for a period of 2 years and 41,667 shares of the company’s common stock at a price of $0.66 per share for a period of 2 years. As at December 31, 2004 $21,667 of accrued and unpaid interest is included in accounts payable. This offering was sold pursuant to section 4(2) of the US Securities Act of 1933, as amended, to a limited number of investors.

     In February 2005, the company renegotiated the terms of the promissory notes and warrants issued in June 2004 by extending the maturity date of the notes to April 28, 2006, reducing the conversion price of the notes to $0.30 per share and reducing the exercise price of the warrants to $0.30 per share until December 31, 2005 and thereafter, $0.50 per share.

     In February 2004, the company closed a private placement offering of 857,143 units, at a subscription price of $0.70 per unit, with each unit comprised of one share of common stock and one warrant. The offering was conducted outside of the United States to non-U.S. Persons, in accordance with the registration exemption provided by Regulation S promulgated under the US Securities Act of 1933, as amended.

     Each warrant entitles the holder to purchase one share of common stock at an exercise price of $0.70 within two years of the date of issuance. Gross proceeds of the offering were $600,000. The offering provides the investors with piggy-back registration rights relating to any follow on financing conducted that requires registration of the subject financing shares. The Offering was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. The company issued 71,428 shares of common stock as a placement fee and paid a further $50,000 in connection with this financing.

     Also in February 2004, the company issued an aggregate of 357,270 shares of common stock on the exercise of stock options at $0.50 per share (in respect of 304,370 options) and $1.00 per share (in respect of 52,900 options) and issued 10,000 shares of common stock at $1.00 per share.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases. Since our inception, we have devoted substantially all of our resources to research and development activities, primarily with early stage research in the field of gene therapy. We are currently conducting preclinical studies using our TAP gene technology in combination with an in-licensed adeno virus, with the aim of completing our preclinical trials and filing an Investigational Drug Application for cancer in 12 months. We are also pursuing vaccine developments for infectious diseases using our TAP gene technology and an in-licensed Modified Vaccinia Ankora virus with the aim of establishing licensing and partnering relationships to generate revenue and advance our in- house projects closer to commercial products.

     We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. In order to carry out our corporate operational plan and to support the anticipated future needs of our research and development activities, we expect that we will have cash requirements of approximately USD$5,000,000 over the next twenty-four months, which we expect to obtain through additional equity financings. The funding that we need would, if obtained, be used to support our activities pursuant to the Collaborative Research Agreement with the University of British Columbia, clinical grade production of our lead TAP vaccine product, commencement of human clinical studies, advance the development of our prophylactic vaccine campaign and proceed with potential acquisitions or in-licensing of new technologies or products. In the event that we are able to secure funding through the sale of the company’s securities, it is expected that we will expand the company’s management team to include a Director of Corporate Development, a Director of Regulatory Affairs, a Director of Research and a Controller. It is also anticipated that as we advance our product development in oncology and prophylactic vaccines, we will incrementally increase the number of scientists employed under the Collaborative Research Agreement to approximately six.

     If we are able to generate revenues in the next few years, we expect the source of such revenue to consist of payments under collaborative arrangements with third parties, government grants, and license fees. We have incurred losses since our inception and expect to incur losses over the next several years due to our lack of any substantial source of revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully acquire, develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenues or profitability.

     We conduct our research and development at the University of British Columbia under the Collaborative Research Agreement, and contract out clinical grade production of our TAP based vaccines. In addition, we in-license our adeno and MVA vectors, and receive technical assistance from our licensing partners.

     In August 2004, the Collaborative Research Agreement expired and could not be continued because the company lacked the financial resources. However, the University did not terminate the research activities and research and development continued at the University of British Columbia through December 2004 on the understanding that the expenses incurred would be paid once the company received further financing or would be incorporated into the terms of a new agreement. As of December 31, 2004, outstanding debt of GeneMax to the University incurred pursuant to this arrangement was approximately $803,953.

     The parties to the Collaborative Research Agreement have agreed to the principal terms of a renegotiated agreement which will provide for an estimated annual budget of $295,000 (in quarterly installments of $73,750) to allow for funding for one Ph.D. scientist and two support technicians. In addition, the University will continue to provide GeneMax with access to university laboratories and equipment at the University.

     We have a Production Services Agreement with Molecular Medicine for the production of a chemical grade of our TAP adeno based vaccine for pre-clinical toxicology analysis. However, in August 2004, we ceased production of our clinical grade vaccine due to technical difficulties. Crucell is currently in the process of solving technical issues associated with production yields of the vaccine. Despite the technical difficulties we anticipate a clinical grade TAP based vaccine to be produced utilizing the adeno vector from Crucell or our in-house adeno virus vector to allow the company to meet its milestones for completing toxicology analysis by the end of 2005. We anticipate commencing chemical grade production of our oncology vaccine in April 2005.

     The company was in breach of its contractual obligations with Moleclar Medicine in respect of payments due for Phase I of the project. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the company has a credit of approximately USD$78,000 with Molecular Medicine to be applied towards future vaccine production.

     We have a License Agreement with Crucell (Netherlands) for the use of the adeno virus and PER C6 cell line for the packaging of the TAP gene technology, propagation of the virus, to amplify the number of virus particles with the gene and to conduct studies in animals and clinical trials in humans. We will continue to license the adeno virus PER C6 technology from Crucell for the production of our oncology vaccine.

     As of the date of this Annual Report, $120,967 was owing to Crucell. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy 3 months after receipt in writing to the defaulting party. As of the date of this Annual Report, neither party has given notice of default to the other.

     We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines. We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.

Plan of Operation and Funding

     Management believes that an estimated $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development and completion of Phase I clinical trials for the TAP Cancer Vaccine and for various operating expenses.

     The company has not generated any cash flow to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Therefore, the company must raise additional funds in the future to continue operations. The company intends to finance its operating expenses with further issuances of common stock. The company believes that anticipated future private placements of equity capital and debt financing, if successful, may be adequate to fund the company’s operations over the next twenty –four months. Thereafter, the company expects it will need to raise additional capital to meet long-term operating requirements. The company’s future success and viability are dependent on the company’s ability to raise additional capital through further private offerings of its stock or loans from private investors. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully, which could significantly and materially restrict or delay the company’s overall business operations.

     Application of Critical Accounting Policies

     The company utilizes the granting of stock options as a means to compensate certain employees, officers, directors, and consultants of the company. As the company is currently in the development stage, these stock options form a significant portion of the overall compensation provided by the company. As a result, the company’s accounting policy with respect to these grants of stock options is critical to the company’s overall financial statement presentation, financial position, and results of operations.

     The company accounts for stock based compensation in connection with these stock option grants in accordance with Financial Accounting Standards No. 123 and 148, Accounting Principles Board Opinion No. 25,

and Financial Accounting Standards Board Interpretation No. 44. For further details, refer to the Summary of Significant Accounting Policies in the notes to the company’s consolidated financial statements contained herein.

     For Fiscal Year Ended December 31, 2004 Compared with Fiscal Year Ended December 31, 2003

     Net revenues during the fiscal years ended December 31, 2004 and 2003 were $0. The lack of revenues during the fiscal years ended December 31, 2004 and 2003 resulted from the emphasis on the research and development of the TAP technologies. Interest income of $0 was recorded for fiscal years ended December 31, 2004 and 2003, respectively.

     Consulting fees were $1,440 during the fiscal year ended December 31, 2004 compared to $266,587 during the fiscal year ended December 31, 2003, a decrease of $265,147 or 99.46%. The decrease was due to less reliance on outside consultants.

     Consulting fees paid for by the granting of stock options were $73,500 during the fiscal year ended December 31, 2004 as compared to $2,121,000 during the fiscal year ended December 31, 2003, a decrease of $2,047,500 or 96.53%. The decrease was due to granting of fewer options to consultants.

     Depreciation expenses during the fiscal year ended December 31, 2004 was $37,449 compared to $42,368 incurred during the fiscal year ended December 31, 2003.

     License fees were $121,557 during the fiscal year ended December 31, 2004 compared to $128,000 during the fiscal year ended December 31, 2003.

     Management fees were $262,506 during the fiscal year ended December 31, 2004 compared to $227,366 during the fiscal year ended December 31, 2003, an increase of $35,140 or 15.45%.

     The office and general expenses incurred during the fiscal year ended December 31, 2004 were $351,875 compared to $918,978 during the fiscal year ended December 31, 2003, a decrease of $567,103 or 61.71%. The decrease was primarily due to the company no longer using the services of Investor Communications International.

     Professional fees primarily for legal work were $520,734 during the fiscal year ended December 31, 2004 compared to $277,405 during the fiscal year ended December 31, 2003, an increase of $243,329 or 87.72%. The increase was primarily due to higher legal fees.

     Research and development during the fiscal year ended December 31, 2004 were $1,039,052 compared to $1,114,644 during the fiscal year ended December 31, 2003.

     Research and development expenses paid for by the granting of stock options were $Nil during the fiscal year ended December 31, 2004 as compared to $612,000 during the fiscal year ended December 31, 2003. The decrease was due to no granting of options to consultants or employees engaged in research and development activities.

     Transfer agent fees during the fiscal year ended December 31, 2004 were $219,488, compared to $6,223 during the fiscal year ended December 31, 2003. The increase includes an accrual of $200,000 payable to X-Clearing as settlement of the company’s lawsuit against X-Clearing.

     Travel expenses during the fiscal year ended December 31, 2004 were $55,504 compared to $64,338 during the fiscal year ended December 31, 2003, an decrease of $8,834 or 13.73%. The decrease was due to less travel by management.

     As a result of the above, during the fiscal year ended December 31, 2004, the company recorded operating expenses of $2,683,105 compared to $5,778,905, a decrease of $3,095,800 or 53.57% during the fiscal year ended December 31, 2003.

     Of the $2,683,105 incurred as operating expenses, the company incurred an aggregate of $392,528 in fees payable to certain directors and/or private companies controlled by those directors of the company and other related parties pursuant to consulting, management and research and development agreements.

     As a result of the above, the company’s net losses during the fiscal year ended December 31, 2004 were $2,683,105 or $0.13 per share as compared to a net loss of $5,778,905 or $0.34 per share during the fiscal year ended December 31, 2003, a decrease of $3,095,800 or 53.57%. The decrease in net loss is attributable primarily to the reduction in stock based compensation expenses for consulting fees and research and development of $2,047,500 and $612,000 respectively. In addition, office and general expenses decreased $567,103.

     The company incurred $74,100 of costs in connection with the financing of convertible notes resulting in a total of $89,100 being recorded as deferred finance fees. These costs will be expensed over the term of the convertible promissory notes or the remaining unamortized amount will be charged to stockholders’ equity if the notes are converted. As of December 31, 2004, $48,300 of the deferred finance fees have been expensed. As at December 31, 2004 $21,667 of accrued and unpaid interest is include in accounts payable.

     The fair value of the convertible promissory notes at issuance was estimated to be $450,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20%. As a result, the fair value of the equity component of this instrument (comprised of the common stock purchase warrants and the debt conversion feature) was estimated to be the remaining $50,000. The equity component was attributed entirely to the common stock purchase warrants and recorded as a separate component of stockholders’ equity as the conversion feature did not have a beneficial intrinsic value and its fair value was otherwise determined not to be material. The company will record a further interest expense over the term of the notes of $50,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To December 31, 2004 a further interest expense of $27,100 has been accrued resulting in a carrying value of the notes of $477,100.

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

     Consulting fees paid by the granting of stock options were $2,121,000 during the fiscal year ended December 31, 2003 as compared to $630,275 during the fiscal year ended December 31, 2002, an increase of $1,490,725 or 236.52%. The increase was primarily due to a significant increase in grants to consultants.

     Depreciation expenses during the fiscal year ended December 31, 2003 was $42,368 compared to $40,890 incurred during the fiscal year ended December 31, 2002.

     License fees were $128,000 during the fiscal year ended December 31, 2003 compared to $0 during the fiscal year ended December 31, 2002. The increase was primarily due to the Crucell contract signed in 2003, plus smaller amounts to University of British Columbia and NIH.

     Management fees were $227,366 during the fiscal year ended December 31, 2003 compared to $168,206 during the fiscal year ended December 31, 2002, an increase of $59,160 or 35.17%. The increase was primarily due to a full year of fees associated with ICI pursuant to a consulting services agreement in 2003 compared to a partial year of fees in 2002.

     The office and general expenses incurred during the fiscal year ended December 31, 2003 were $918,978 compared to $96,830 during the fiscal year ended December 31, 2002, an increase of $822,148 or 849.06%. The increase was primarily due to mailing, printing and other investor relations and media production expenditures.

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

     Research and development expenses paid for by the granting of stock options were $612,000 during the fiscal year ended December 31, 2003 as compared to $0 during the fiscal year ended December 31, 2002. The research and development expenses relating to the grant of stock options was used for increased option packages for the key research and development staff.

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

     Of the $5,778,905 incurred as operating expenses, the company incurred an aggregate of $388,869 in fees and $649,738 in expense reimbursements, payable to certain directors and/or private companies controlled by those directors of the company and other related parties pursuant to consulting, management and research and development agreements, and made net repayments of $650,623.

     As a result of the above, the company’s net losses during the fiscal year ended December 31, 2003 was $5,778,905 or $0.34 per share as compared to a net loss of $2,284,709 or $0.17 per share during the fiscal year ended December 31, 2002, an increase of $3,494,196 or 152.94%. As discussed above, the increase in net loss is attributable primarily to the increased scale and scope of overall corporate activity pertaining to the ongoing research and development relating to the TAP technology and the TAP Cancer Vaccine.

Liquidity and Capital Resources

     As December 31, 2004, the company had $11,646 in cash. Generally, the company has financed operations to date through the proceeds of the private placement of equity securities. The company received $1,224,041 during the fiscal year ended December 31, 2004 from financing activities.

     During the quarter ended June 30, 2004 the company issued two unsecured convertible promissory notes in the principal amount of $500,000, that bear interest at 8% per annum and are due 12 months from the date of issue. The unpaid amount of principal and interest may be converted at any time at the holder’s option into shares of the company’s common stock at a price of $0.60 per share. In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 416,667 shares of the company’s common stock at a price of $0.66 per share for a period of two years and the company granted a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder’s fee entitling the holder to purchase an additional 83,333 shares of the company’s common stock at a price of $0.60 per share for a period of two years and 41,667 shares of the company’s common stock at a price of $0.66 per share for a period of two years. The company also incurred $74,100 of costs in connection with this financing.

     During 2004 the company commenced a private placement of units at $0.70 per unit. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the company at a price of $0.70 per share for a period of two years. The company issued 857,143 shares of common stock on the purchase of 857,143 units for total proceeds of $600,000. The company issued 71,428 shares of common stock as a placement fee and paid a further $50,000 in connection with this financing.

     Net cash used in operating activities during the fiscal year ended December 31, 2004 was $1,214,981. The company had no revenues during the fiscal 2004. Expenditures were primarily the result of payments to consultants and our research and development activities.

     At December 31, 2004, GeneMax had 4,777,100 stock options and 1,982,970 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.71 per share. The outstanding warrants have a weighted average exercise price of $1.16 per share. Accordingly, as at December 31, 2004, the outstanding options and warrants represented a total of 6,760,070 shares issuable for a maximum of approximately $5,691,986 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

     As of December 31, 2004, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 18 months, which is anticipated to be $5 million assuming a single Phase 1 clinical trial.

     The company’s financial statements have been prepared assuming that it will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should the company be unable to continue in operation. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from our business operations when they come due. We will be unable to continue as a going concern if we are unable to obtain sufficient financing.

Off-Balance Sheet Arrangements

     The company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the company’s financial position or results of operations.

     In May 2003, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not affect the company’s financial position or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins (“ARB”) No. 51, Consolidated Financial Statements (“FIN 46”). FIN 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 did not have a material effect on the company’s financial position or results of operations. In December 2003, the FASB issued FASB Interpretations No. 46 (Revised December 2003) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). FIN 46R is an update of FIN 46 and contains different implementation dates based on the types of entities subject to the standard and based on whether a company has adopted FIN 46. The adoption of FIN 46R did not have a material impact on the company’s financial position or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the company for its first annual or interim period ended on or after December 15, 2005. The company will adopt SFAS 123R no later than the beginning of the company’s fourth quarter ending December 31, 2005. Management is currently evaluating the potential impact that the adoption of SFAS 123R will have on the company’s financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the company’s financial position or results of operations.

Risk Factors

     An investment in GeneMax entails certain risks that should be carefully considered. In addition, these risk factors could cause actual results to differ materially from those expected include the following:

     We have a history of operating losses.

     We continue to incur losses and are likely to require additional financing. We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $12,434,770 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. We believe that we will have sufficient cash to satisfy our needs for at least the next four to six months. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

     Further, we do not have any products that generate revenue and expect our operating losses to increase significantly as we commence clinical trials. We do not expect to earn significant revenue for several years, and may never do so. Continued operating losses and the failure to satisfy our financial obligations will have a material adverse effect upon the future of our business.

The independent auditor’s report accompanying our December 31, 2004 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

     The consolidated financial statements have been prepared “assuming that the company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually positive cash flow from operations to address all of our cash flow needs. If we were not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders would be materially and adversely affected.

We depend upon collaborative relationships and third parties for product development and commercialization, and are in breach of many of the agreements with these parties.

     We have historically entered into research and development agreements with collaborative partners. Pursuant to these agreements, our collaborative partners provide us with the intellectual property and options for the license of the intellectual property necessary to develop and commercialize our product candidates. We will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that we will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that we are not able to establish such arrangements, we could be forced to undertake such activities at our own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by us in our product development efforts. Some of our collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement.

     The Collaborative Research Agreement with the University of British Columbia expired on August 31, 2004. The parties to the Collaborative Research Agreement have agreed on the principle terms of a renegotiated agreement which will provide for an estimated annual budget of $295,000 (in quarterly installments of $73,750) to allow for funding for one Ph.D. scientist and two support technicians. In addition, the University will continue to provide GeneMax with access to university laboratories and equipment at the University. As at the date of this filing, approximately $803,953 (CDN) is due to University of British Columbia. To the date of this filing, the University has continued the research activities associated with the Collaborative Research Agreement, however, they are not obliged to continue to do so.

     To December 31, 2004, we have had made payments total payment of $115,490 to Crucell Holland B.V. pursuant to the terms of the Research License and Option Agreement. However, a further $60,864 (€ 50,000) was due and payable on February 7, 2004 and a further $60,103 (€ 50,000) was due and payable on August 7, 2004, leaving $120,967 owing as of December 31, 2004 under the terms of the agreement. To date, the company had not these amounts. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy within three months after receipt in writing to the defaulting party. GeneMax has not received notice of default from Crucell Holland.

     The company was in breach of its contractual obligations with Moleclar Medicine in respect of payments due under the PSA for Phase I. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and we have a $78,000 surplus which can be applied towards subsequent phases of the project.

     Pursuant to the Biological Materials Transfer Agreement with the National Institute of Allergy and Infectious Diseases, payments of $2,876 are now overdue, although the Public Health Service (PHS) has not issued a notice of default. PHS may terminate this Agreement if the company is in default in the performance of any material obligation under this Agreement, and if the default has not been remedied within ninety days after the date of written notice by PHS of such default.

Preclinical testing and future clinical trials may take longer than anticipated, and we may be unable to complete them at all.

     While management believes that the Phase I human clinical trials of the TAP Cancer Vaccine in oncology will commence early in fiscal year 2006 there can be no assurances that they will occur on this time frame, if at all. We may not commence or complete the pivotal clinical trials of the TAP Cancer Vaccine or commence or complete clinical trials involving any other product candidates or may not conduct them successfully. Further, our development costs will increase if we experience any future delays in the preclinical trials or clinical trials for the TAP Cancer Vaccine or other potential products or if we are required to perform additional or larger clinical trials than currently planned. Any substantial delay of or the failure to complete the clinical trials would have a material adverse effect upon our business.

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

Our products and activities are subject to regulation by various governments and government agencies.

     The testing of our products is subject to regulation by numerous governmental authorities, principally the FDA and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated there under, the FDA regulates the preclinical and clinical testing, development, and commercialization of our potential products. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.

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

     Therapies that have received regulatory approval for commercial sale may continue to face regulatory difficulties. The FDA and comparable foreign regulatory agencies, may require post-marketing clinical trials or patient outcome studies. In addition, regulatory agencies subject a marketed therapy, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. The discovery of previously unknown problems with a therapy, the therapy’s manufacturer or the facility used to produce the therapy could prompt a regulatory authority to impose restrictions on the therapy, manufacturer or facility, including withdrawal of the therapy from the market.

Competition in the human medical diagnostics industry is, and is expected to remain, significant, and we may never obtain market acceptance of our product candidates.

     Competition in the cancer therapeutics field is intense and is accentuated by the rapid pace of technological development. Our competitors range from development stage diagnostics companies to major domestic and international pharmaceutical companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. In addition, many of these companies have name recognition, established positions in the market and long standing relationships with customers and distributors. Moreover, the industry has recently experienced a period of consolidation, during which many of the large domestic and international pharmaceutical companies have been acquiring mid-sized diagnostics companies, further increasing the concentration of resources. Our future success will depend on our ability to effectively develop and market our product candidates against those of our competitors. If our product candidates receive marketing approval, but cannot compete effectively in the marketplace, our business and financial position would suffer greatly. There can be no assurance that technologies will not be introduced that could be directly competitive with or superior to our technologies.

     Market acceptance of the TAP Cancer Vaccine and our other product candidates is uncertain. Even if the TAP Cancer Vaccine and other potential products are approved and sold, physicians may not ultimately use them or may use them only in applications more restricted than we expect. Physicians will only prescribe a product if they determine, based on experience, clinical data, side effect profiles and other factors, that it is beneficial and preferable to other products and treatments then in use. Many other factors influence the adoption of new products, including marketing and distribution restrictions, course of treatment, adverse publicity, product pricing, the views of thought leaders in the medical community, and reimbursement by third-party payers. Failure to obtain market acceptance of our product candidates will have a material adverse effect upon our business.

     We depend on key employees.

     Due to the specialized nature of our business, our success will be highly dependent upon our ability to attract and retain qualified scientific and executive personnel. Our success depends to a significant extent upon our key management, including Konstantine Sarafis, our President and Chief Executive Officer, and Dr. Wilfred Jefferies, our Chief Scientific Officer. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market our product candidates and to conduct our operations successfully. Failure to retain Mr. Sarafis or Dr. Jefferies would have a material adverse effect upon our business and our shareholders.

Our success depends, in part, on our ability to obtain patents and license patent rights, to maintain trade secret protection and to operate without infringing on the proprietary rights of others.

     Our success depends in part on our ability to obtain and maintain patent protection for the technology underlying our product candidates, both in the United States and in other countries. We cannot assure you that any of our current or future patent applications will result in issued patents, or that any patents issued to us or licensed by us will not be challenged, invalidated or held unenforceable. Further, we cannot guarantee that any patents issued to us will provide us with a significant competitive advantage. If we fail to successfully enforce our proprietary technology or otherwise maintain the proprietary nature of our intellectual property with respect to our significant current and proposed products, it would have a material adverse effect upon our business. We could incur substantial costs in defending the company or our licensees in litigation brought by others who claim that we are infringing on their intellectual property rights. The potential for reduced sales and increased legal expenses would have a negative impact on our cash flow and thus our overall business could be adversely affected.

The testing, manufacturing and marketing of therapeutic medical technology entails an inherent risk of product liability claims.

     To date, we have experienced no product liability claims, but any such claims arising in the future could have a material adverse effect on our business, financial condition and results of operations. Potential product liability claims may exceed the amount of our insurance coverage or may be excluded from coverage under the terms of our policy or limited by other claims under our umbrella insurance policy. Additionally, there can be no assurance that our existing insurance can be renewed by us at a cost and level of coverage comparable to that presently in effect, if at all. In the event that we are held liable for a claim against which we are not insured or for damages exceeding the limits of our insurance coverage, such claim could have a material adverse effect on our cash flow and thus potentially have a materially adverse effect on our business, financial condition and results of operations.

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

There has, to date, been no active public market for our common stock, and there can be no assurance that an active public market will develop or be sustained.

     Our common stock has been traded on the OTC Bulletin Board since prior to the acquisition of GeneMax Pharmaceuticals. Both before and since the acquisition, trading in our common stock has been sporadic with insignificant volume. Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations. These broad market fluctuations and other factors, such as new product developments, trends in our industry, the investment markets, economic conditions generally, and quarterly variation in our results of operations, may adversely affect the market price of our common stock. In addition, our common stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in “penny stocks.” Such rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in securities subject to the penny stock rules. We do not intend to pay any cash dividends on our common stock in the foreseeable future. Significant fluctuations in out stock price may have a material adverse effect upon our shareholders.

     We are controlled by management.

     As of March 31, 2005, our officers and directors owned of record approximately 2,770,465 or 9.50% of the outstanding shares of common stock. If they exercise all of the options that they currently hold, they will own 5,820,465, shares of our common stock or 18.06% of the then outstanding shares of common stock. Due to their stock ownership, the officers and directors may be in a position to elect the Board of Directors and to control our business and affairs, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the company’s securities. The interest of our officers and directors may differ from the interests of other shareholders.

     As of March 31, 2005, we had reserved 10,000,000 shares of common stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase

4,777,100 shares were outstanding as of March 31, 2005. Additionally, as of March 31, 2005, there were 6,517,121 warrants outstanding to purchase our common stock. Sales of common stock underlying these stock options and warrants would have a significant dilutive effect upon our current shareholders and may adversely affect the price of the common stock.

     Pursuant to the terms and provisions of the 442668 B.C. Consulting Agreement, as defined below, Dr. Jefferies had an anti-dilution mechanism pursuant to which Dr. Jefferies’ fully diluted equity ownership interest would be modified to twenty-five percent (25%) of the total issued and outstanding shares of common stock. The anti-dilution mechanism expired on December 31, 2007 and was subject to the achievement of performance milestones to be mutually agreed upon us and Dr. Jefferies and regulatory approvals of applicable jurisdictions. As of the date of this annual report, the 442668 B.C. Consulting Agreement has been renegotiated and the anti-dilution mechanism has been eliminated.

ITEM 7 FINANCIAL STATEMENTS

     The financial statements listed in the accompanying index to the consolidated financial statements are filed as part of this Annual Report on Form 10-KSB.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

     The company’s principal independent accountant from November 9, 2000 until January 1, 2004 was LaBonte & Co. Effective January 1, 2004, LaBonte & Co. merged with Dale Matheson Carr-Hilton Chartered Accountants pursuant to which the name of the company’s principal independent accountant changed to Dale Matheson Carr-Hilton LaBonte.

ITEM 8A. CONTROLS AND PROCEDURES

     An evaluation was conducted under the supervision and with the participation of Konstantine Sarafis, our President and Chief Executive Officer, and Edward Farrauto, our Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 240.13a-14c under the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within ninety days before the filing date of this annual report (the “Evaluation Date”)). Based on that evaluation, Mr. Sarafis and Mr. Farrauto concluded that the company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

     There have been no significant changes in the company’s internal controls or in other factors that could significantly affect the company’s disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in the company’s internal controls.

ITEM 8B. OTHER INFORMATION

     None.

PART III

     ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors and executive officers of the Company is incorporated by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2005 annual meeting of shareholders.

ITEM 10 EXECUTIVE COMPENSATION

     Information regarding executive compensation is incorporated by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2005 annual meeting of shareholders.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information regarding beneficial ownership and related stockholder matters is incorporated by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2005 annual meeting of shareholders.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the 2005 annual meeting of shareholders.

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)	Index to and Description of Exhibits

Exhibit
Number		Description of Exhibit
3.1	(i)	Amended and Restated Articles of Incorporation of the company dated May 19, 1999 filed as Exhibit 2.1 to the company’s Form 10-SB filed September 3, 1999 and incorporated herein by reference.

3.1	(ii)	Amended and Restated Bylaws of the company dated May 10, 2004 filed as Exhibit 3.1 to the company’s Form 10-QSB filed May 20, 2004 and incorporated herein by reference.

10.1		Option Agreement made September 14, 1999 between GeneMax Pharmaceuticals Inc. and The University of British Columbia.

10.2		License Agreement made March 6, 2000 between GeneMax Pharmaceuticals Inc., The University of British Columbia and Dr. Wilfred Jefferies.

10.3		Collaborative Research Agreement made September 1, 2000 between GeneMax Pharmaceuticals Canada Inc., GeneMax Pharmaceuticals Inc. and the University of British Columbia.

10.4		Non-Disclosure Agreement made October 3, 2002 between GeneMax Pharmaceuticals Inc. and The University of British Columbia.

10.5		Production Services Agreement made March 18, 2003 between the company and Molecular Medicine BioServices Inc.

10.6		Biological Materials Transfer Agreement made October 21, 2003 between the company and National Institutes of Health.

10.7		Revised Stock Option Plan dated December 16, 2003 filed as Exhibit 99.1 to the company’s Form S-8 filed January 29, 2004 and incorporated herein by reference.

21		List of Subsidiaries.

23.1		Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K.

None.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding principal accountant fees and services is incorporated by reference to our proxy statement as filed with the SEC pursuant to Regulation 14A in connection with the 2005 annual meeting of shareholders.

GENEMAX CORP.
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of GeneMax Corp.

We have audited the consolidated balance sheets of GeneMax Corp. as at December 31, 2004 and 2003 and the consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and for the period from July 27, 1999 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and its cash flows and the changes in stockholders’ equity for the years then ended and for the period from July 27, 1999 (inception) to December 31, 2004 in accordance with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficiency, a capital deficiency, has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Dale Matheson Carr-Hilton LaBonte”

CHARTERED ACCOUNTANTS

Vancouver, B.C.
March 17, 2005

GENEMAX CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003

ASSETS
CURRENT ASSETS
Cash	$11,646	$19,451
Prepaid expenses	467	1,033

	12,113	20,484
FURNITURE AND EQUIPMENT, (Note 4)
net of depreciation of $158,955 (2003 - $121,506)	35,273	72,722
DEFERRRED FINANCE FEES (Note 5)	40,800	—

	$88,186	$93,206

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$919,065	$297,648
Research agreement obligations (Note 3)	808,814	364,107
Convertible notes payable (Note 5)	477,100	—
Due to related parties (Note 6)	323,337	75,196

	2,528,316	736,951

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 6, 9 and 10)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock (Note 7)
Common stock, $0.001 par value, 50,000,000 shares authorized 20,103,875 shares issued and outstanding (2003 – 18,808,034)	20,104	18,808
Additional paid-in capital	9,343,123	8,401,949
Common stock purchase warrants	695,200	734,085
Deficit accumulated during the development stage	(12,434,770)	(9,751,665)
Accumulated other comprehensive income (loss)	(63,787)	(46,922)

	(2,440,130)	(643,745)

	$88,186	$93,206

The accompanying notes are an integral part of these consolidated financial statements

GENEMAX CORP.
(a development stage company)

     CONSOLIDATED STATEMENTS OF OPERATIONS

			July 27, 1999
	Year Ended	Year Ended	(inception) to
	December 31	December 31	December 31,
	2004	2003	2004

INTEREST INCOME	$—	$—	$26,571

EXPENSES

Consulting fees	1,440	266,587	622,300
Consulting fees – stock-based (Note 7)	73,500	2,121,000	2,824,775
Depreciation	37,449	42,368	158,955
License fees	121,557	128,000	328,800
Management fees	262,506	227,366	977,078
Office and general	351,875	918,978	1,514,871
Professional fees	520,734	277,405	1,308,642
Research and development	1,039,052	1,114,640	3,686,736
Research and development – stock-based (Note 7)	—	612,000	612,000
Transfer agent	219,488	6,223	229,119
Travel	55,504	64,338	198,065

	2,683,105	5,778,905	12,461,341

NET LOSS FOR THE YEAR	$(2,683,105)	$(5,778,905)	$(12,434,770)

BASIC NET LOSS PER SHARE	$(0.13)	$(0.34)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	19,991,687	17,046,996

The accompanying notes are an integral part of these consolidated financial statements

GENEMAX CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2004

						Deficit
					Common	Accumulated	Accumulated
	Common Stock		Additional	Common	Stock	During	other
	Number of		Paid In	Stock	Purchase	Development	Comprehensive
	shares	Amount	Capital	Subscriptions	Warrants	Stage	Income (loss)	Total

Issued on incorporation — July 27, 1999	1	$—	$—	$—	$—	$—	$—	$—

Issued to founders for:
- consulting services — October 1999	2,150,000	2,150	—	—	—	—	—	2,150

- cash at $0.001 per share — October 1999	1,850,000	1,850	—	—	—	—	—	1,850

Common stock subscriptions	—	—	—	177,100	—	—	—	177,100

Net loss for the period	—	—	—	—	—	(80,733)	—	(80,733)

Balance, December 31, 1999	4,000,001	4,000	—	177,100	—	(80,733)	—	100,367

Issued in connection with UBC agreement (Note 3):
- for consulting services — February 2000	3,600,000	3,600	—	—	—	—	—	3,600

- for license fees — February 2000	500,000	500	—	—	—	—	—	500

Issued for cash at $0.60 per share — February 2000
- net of finders’ fees of $95,570	1,408,828	1,409	748,321	(177,100)	—	—	—	572,630

Issued for cash at $0.60 per share — March 2000	644,000	644	385,756	—	—	—	—	386,400

Issued for cash at $0.60 per share- May 2000	210,000	210	125,790	—	—	—	—	126,000

Issued for finders’ fees in connection with $0.60 financing – May 2000	124,642	125	(125)	—	—	—	—	—

Net loss for the year	—	—	—	—	—	(935,332)	—	(935,332)

Currency translation adjustment	—	—	—	—	—	—	(1,937)	(1,937)

The accompanying notes are an integral part of these consolidated financial statements

GENEMAX CORP.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2004

						Deficit
					Common	Accumulated	Accumulated
	Common Stock		Additional	Common	Stock	During	other
	Number of		Paid In	Stock	Purchase	Development	Comprehensive
	shares	Amount	Capital	Subscriptions	Warrants	Stage	Income (loss)	Total

Balance, December 31, 2000	10,487,471	10,488	1,259,742	—	—	(1,016,065)	(1,937)	252,228

Issued for cash at $0.75 per share - April to July 2001	110,334	110	82,640	—	—	—	—	82,750

Issued for cash at $1.00 per share - June to November 2001	265,000	265	264,735	—	—	—	—	265,000

Net loss for the year	—	—	—	—	—	(671,986)	—	(671,986)

Currency translation adjustment	—	—	—	—	—	—	(2,041)	(2,041)

Balance, December 31, 2001	10,862,805	10,863	1,607,117	—	—	(1,688,051)	(3,978)	(74,049)

Issued for cash at $1.00 per share- February to May 2002 - net of finders’ fees of $17,000	187,500	187	170,313	—	—	—	—	170,500

Issued on settlement of debts at $0.75 per share - May 2002	181,660	182	136,063	—	—	—	—	136,245

GPI balance, July 15, 2002 (Note 1)	11,231,965	11,232	1,913,493	—	—	(1,688,051)	(3,978)	232,696

GMC balance, July 15, 2002	15,320,119	52,075	7,134,217	(85,000)	—	(6,607,580)	—	493,712

Reverse acquisition recapitalization adjustment	(11,231,965)	(47,987)	(7,180,193)	—	620,600	6,607,580	—	—

Balance post reverse acquisition	15,320,119	15,320	1,867,517	(85,000)	620,600	(1,688,051)	(3,978)	726,408

Common stock purchase warrants expired	—	—	9,900	—	(9,900)	—	—	—

GMC subscription proceeds received	—	—	—	100,000	—	—	—	100,000

The accompanying notes are an integral part of these consolidated financial statements

GENEMAX CORP.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2004

						Deficit
					Common	Accumulated	Accumulated
	Common Stock		Additional	Common	Stock	During	other
	Number of		Paid In	Stock	Purchase	Development	Comprehensive
	shares	Amount	Capital	Subscriptions	Warrants	Stage	Income (loss)	Total

Issued for cash at $2.50 per share — November 2002	425,400	425	956,725	—	106,350	—	—	1,063,500

Subscription proceeds received – December 2002	—	—	—	185,000	—	—	—	185,000

Exercise of stock options at $0.50 per share	102,000	102	50,898	—	—	—	—	51,000

Stock-based compensation	—	—	630,275	—	—	—	—	630,275

Net loss for the year	—	—	—	—	—	(2,284,709)	—	(2,284,709)

Currency translation adjustment	—	—	—	—	—	—	(5,645)	(5,645)

Balance, December 31, 2002	15,847,519	15,847	3,515,315	200,000	717,050	(3,972,760)	(9,623)	465,829

Exercise of stock options at $0.50 per share	1,793,630	1,794	895,021	—	—	—	—	896,815

Exercise of stock options at $1.00 per share	525,000	525	524,475	—	—	—	—	525,000

Issued for cash at $5.00 per share	43,000	43	193,457	(185,000)	21,500	—	—	30,000

Issued for cash at $1.00 per share, net of finder’s fee	555,350	555	465,725	—	55,535	—	—	521,815

Issued as finders’ fees	33,535	34	(34)	—	—	—	—	—

Issued for license agreement	10,000	10	9,990	—	—	—	—	10,000

Subscriptions repaid	—	—	5,000	(15,000)	—	—	—	(10,000)

Common stock purchase warrants expired	—	—	60,000	—	(60,000)	—	—	—

Stock-based compensation	—	—	2,733,000	—	—	—	—	2,733,000

Net loss for the year	—	—	—	—	—	(5,778,905)	—	(5,778,905)

The accompanying notes are an integral part of these consolidated financial statements

GENEMAX CORP.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2004

						Deficit
					Common	Accumulated	Accumulated
	Common Stock		Additional	Common	Stock	During	other
	Number of		Paid In	Stock	Purchase	Development	Comprehensive
	shares	Amount	Capital	Subscriptions	Warrants	Stage	Income (loss)	Total

Currency translation adjustment	—	—	—	—	—	—	(37,299)	(37,299)

Balance, December 31, 2003	18,808,034	18,808	8,401,949	—	734,085	(9,751,665)	(46,922)	(643,745)

Issued for cash at $0.70 per share — February 2004 - net of finders’ fees of $50,000	857,143	857	489,143	—	60,000	—	—	550,000

Shares issued as finders’ fees	71,428	72	(72)	—	—	—	—	—

Fair value of warrants issued in connection with convertible notes (Note 5)	—	—	—	—	50,000	—	—	50,000

Fair value of finders’ fee warrants (Note 5)	—	—	—	—	15,000	—	—	15,000

Exercise of stock options at $0.50 per share	304,370	304	151,881	—	—	—	—	152,185

Exercise of stock options at $1.00 per share	52,900	53	52,847	—	—	—	—	52,900

Settlement of debt at $1.00 per share	10,000	10	9,990	—	—	—	—	10,000

Common stock purchase warrants expired	—	—	163,885	—	(163,885)	—	—	—

Stock-based compensation	—	—	73,500	—	—	—	—	73,500

Net loss for the year	—	—	—	—	—	(2,683,105)	—	(2,683,105)

Currency translation adjustment	—	—	—	—	—	—	(16,865)	(16,865)

Balance, December 31, 2004	20,103,875	$20,104	$9,343,123	$—	$695,200	$(12,434,770)	$(63,787)	$(2,440,130)

The accompanying notes are an integral part of these consolidated financial statements

GENEMAX CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			July 27, 1999
	Year Ended	Year Ended	(inception) to
	December 31	December 31	December 31,
	2004	2003	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(2,683,105)	$(5,778,905)	$(12,434,770)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	37,449	42,368	158,955
- non-cash interest and finance fees	75,400	—	75,400
- non-cash consulting fees	—	—	5,750
- non-cash license fees	—	10,000	10,500
- stock-based compensation	73,500	2,733,000	3,436,775
- prepaid expense	566	4,967	5,533
- increase in accounts payable	836,502	106,155	1,119,866
- research agreement obligations	444,707	290,987	808,814

NET CASH USED IN OPERATING ACTIVITIES	(1,214,981)	(2,591,428)	(6,813,177)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	—	(2,251)	(194,228)
Pre reverse acquisition advances from GMC	—	—	250,000
Cash acquired on reverse acquisition of GMC	—	—	173,373

NET CASH FROM (USED IN) INVESTING ACTIVITIES	—	(2,251)	229,145

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	550,000	1,963,630	5,695,360
Deferred finance fees	(74,100)	—	(74,100)
Convertible loans payable	500,000	—	500,000
Loans payable	—	—	136,245
Advances from related parties	248,141	44,210	401,960

NET CASH FLOWS FROM FINANCING ACTIVITIES	1,224,041	2,007,840	6,659,465

EFFECT OF EXCHANGE RATE CHANGES	(16,865)	(37,299)	(63,787)

INCREASE (DECREASE) IN CASH	(7,805)	(623,138)	11,646

CASH, BEGINNING OF YEAR	19,451	642,589	—

CASH, END OF YEAR	$11,646	$19,451	$11,646

SUPPLEMENTAL DISCLOSURES:

Interest paid	$—	$—	$—

Taxes paid	$—	$—	$—

Other non-cash investing and financing activities:

     Refer to Notes 3, 5, 6 and 7..

The accompanying notes are an integral part of these consolidated financial statements

GENEMAX CORP.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On May 9, 2002, GeneMax Corp. (“GMC” or the “Company”), a Nevada corporation entered into a letter of intent to acquire 100% of the issued and outstanding common shares of GeneMax Pharmaceuticals Inc. (a development stage company) (“GPI”), in exchange for a total of 11,431,965 restricted shares of common stock of GMC. During July and August, 2002 the Company completed the transaction pursuant to a definitive Share Exchange Agreement and issued 11,231,965 restricted shares of common stock to the GPI stockholders and 200,000 shares of common stock as a finder’s fee. This acquisition was accounted for as a reverse merger.

GPI is a private Delaware company incorporated July 27, 1999 which has a wholly-owned subsidiary, GeneMax Pharmaceuticals Canada Inc. (“GPC”), a private British Columbia company incorporated May 12, 2000. GPI is a development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment and eradication of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

During 2000 GPI and the University of British Columbia (“UBC”) entered into a world-wide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC. Also during 2000 GPI and UBC entered into a Collaborative Research Agreement (“CRA”) appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments. The lead product resulting from these licenses is a cancer immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically the Company has advanced the technology through issuance of U.S. patents, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and contracted out production of a clinical grade vaccine. The Company plans to continue development of the lead product vaccine (Transporters of Antigen Processing (“TAP”)) through clinical trials. The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products. The assay technology acquired has received U.S. patent protection.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at December 31, 2004, the Company has a working capital deficiency of $2,516,203, a capital deficiency of $2,440,130 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company’s cancer immunotherapy vaccine are a part of normal product development and advancement. Since internally generated cash flow will not fund development and commercialization of the Company’s products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities.

Management continues to raise capital through private placements and loans as required to meet its operating budgets. Subsequent to December 31, 2004 gross proceeds of $1,360,245 were raised via equity private placements (refer to Note 10). The Company’s operations and financing requirements are expected to expand upon entering clinical trials with its TAP cancer vaccine.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been presented in United States dollars and prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries GPI and GPC as described in Note 1. All significant intercompany balances and transactions are eliminated on consolidation.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management’s estimates and assumptions are determining the fair value of stock-based compensation, the fair value of the components of the convertible notes payable and the useful life of furniture and equipment.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets: Office furniture and equipment — 36 months straight-line; Laboratory equipment — 60 months straight-line

Deferred Finance Fees

The Company defers direct costs incurred in connection with the sale of common shares which are offset against the proceeds of the financing upon completion. Costs incurred in connection with Convertible loans payable are deferred and amortized as a financing cost over the term of the convertible loans. Upon conversion of the loan, any unamortized amount of deferred financing costs will be charged to stockholders’ equity as a cost of financing.

Research and Development Costs

The Company has acquired exclusive development and marketing rights to certain technologies through various License Agreements and Research Agreements as described in Note 3. The rights and license acquired are considered rights to unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs. Also, ongoing costs incurred in connection with the Collaborative Research Agreement are considered costs incurred in the development of unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs.

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, loans and accounts payable and amounts due to related parties approximate carrying values due to the short-term maturity of the instruments.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2004 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standard No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

	For the year ended December 31,
	2004	2003

Net loss for the period as reported	$(2,683,105)	$(5,778,905)
Additional SFAS 123 employee compensation expense	(308,000)	(1,401,000)

Pro-forma net loss for the year	$(2,991,105)	$(7,179,905)

Pro-forma basic net loss per share	$(0.15)	$(0.42)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” (“EITF 96-18”). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the FASB No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for its first annual or interim period ended on or after December 15, 2005. The Company will adopt SFAS 123R no later than the beginning of the Company’s fourth quarter ending December 31, 2005. Management is currently evaluating the potential impact that the adoption of SFAS 123R will have on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”) SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

NOTE 3 – RESEARCH AGREEMENTS

University of British Columbia (“UBC”)

Effective September 14, 1999 GPI entered into an Option Agreement (“Option”) whereby UBC granted GPI an option to obtain a world-wide license from UBC providing GPI the exclusive license rights to certain patented and unpatented cancer immuno-therapy technologies originally invented and developed by UBC. The Option was for a term of 180 days and prior to being eligible to exercise the Option, GPI was to make a reasonable commercial effort to raise equity funding in an amount not less than CAN$1,000,000 to fund ongoing research and issue 500,000 founders’ common shares to UBC and an additional 3,600,000 founders’ common shares to certain principals involved in the UBC research. Having satisfied all of the conditions on or before March 6, 2000, GPI exercised the Option and obtained from UBC, the exclusive license rights as described above for meeting the specific terms of the Option plus a further payment of $78,743. The License will terminate after 15 years or upon the expiration of the last patent obtained relating to the licensed technology. The cost of obtaining any patents will be the responsibility of GPI. The technology remains the property of UBC, however, it may be utilized and improved by GPI. Concurrent with the execution of the license the head researcher at UBC became a director of GPI.

GPI and UBC entered into a Collaborative Research Agreement (“CRA”) dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totaling CAN$498,980 to be paid in four equal installments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at December 31, 2004 CAN$235,759 (2003 — CAN$471,518) is payable in connection with the original CRA terms. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research. The CRA ended on its scheduled termination date of August 31, 2004. For the period from September 1, 2004 to December 31, 2004 the Company recorded a further CAN$568,195 in connection with ongoing research and patent activities and cost overruns on the original CRA with UBC resulting in a total of CAN$803,954 owing to UBC as at December 31, 2004.

Subsequent to year end, the Company and UBC negotiated a one year extension of the CRA commencing March 1, 2005 with a total funding commitment by the Company of $294,696. In addition, the Company and UBC agreed on a payment schedule for the new CRA amount and the December 31, 2004 payable totalling CAN$1,098,650 as follows; CAN$408,674 on execution of the definitive agreement; CAN$173,674 on each of May 1, August 1 and December 1, 2005; CAN$100,000 on March 1, 2006 and CAN$68,954 on May 1, 2006.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
DECEMBER 31, 2004 AND 2003

NOTE 3 – RESEARCH AGREEMENTS (cont’d)

During the quarter ended March 31, 2004, the Company entered in to an exclusive worldwide license agreement with UBC for the use of a novel assay technology intended to be used to screen and select new drugs that regulate immune responses. The term of the license is for the longer of 20 years and the last expiry of a patent obtained in connection with the technology. In consideration for the license, during 2003 the Company issued to UBC 10,000 restricted shares of common stock with a fair value of $10,000 and must pay an annual maintenance fee of $500 and all costs required to obtain any patents related thereto.

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement

Effective August 7, 2003 Crucell and GPI entered into a five year Research License and Option Agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Agreement includes an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the technology. Under the terms of the agreement, the Company is required to make initial and ongoing option maintenance payments over the five year term totalling 450,000 Euros due upon invoice from Crucell. To December 31, 2003 the Company had made all payments required totalling $115,490 (100,000 Euros), a further $60,864 (50,000 Euros) was incurred during the first quarter of 2004 and a further $60,103 (50,000 Euros) was incurred during the third quarter of 2004 leaving $120,967 (100,000 Euros) owing as at December 31, 2004 under the terms of the agreement. The Company is in discussions with Crucell which may result in the conversion of this payable into equity.

Molecular Medicine BioServices, Inc. (“Molecular Medicine”) – Production Service Agreement

Effective March 18, 2003 Molecular Medicine and GMC entered into a Production Service Agreement, as amended on August 29, 2003, whereby Molecular Medicine will produce the clinical vector for delivery of the TAP gene used in the Company’s cancer immunotherapy product. The product will incorporate the Crucell vector and GMC ‘s TAP1 gene. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. To December 31, 2003 the Company has made all payments required under the terms of the agreement totalling $108,500 and during 2004 a further $15,000 has been incurred and is owing as at December 31, 2004. A renegotiation of this contract is currently underway with an anticipated revised work plan and payment schedule.

NOTE 4 – FURNITURE AND EQUIPMENT

	December 31,	December 31,
	2004	2003

Office furniture and equipment	$10,425	$10,425
Laboratory equipment	183,803	183,803

	194,228	194,228
Less: accumulated depreciation	(158,955)	(121,506)

	$35,273	$72,722

NOTE 5 –CONVERTIBLE NOTES PAYABLE

During the quarter ended June 30, 2004 the Company issued two unsecured convertible promissory notes in the principal amount of $500,000, that bear interest at 8% per annum and are due twelve months from the date of issue. The unpaid amount of principal and interest may be converted at any time at the holder’s option into shares of the Company’s common stock at a price of $0.60 per share. In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 416,667 shares of the Company’s common stock at a price of $0.66 per share for a period of 2 years and the Company granted a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder’s fee entitling the holder to purchase an additional 83,333 shares of the Company’s common stock at a price of $0.60 per share for a period of 2 years and 41,667 shares of the Company’s common stock at a price of $0.66 per share for a period of 2 years.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
DECEMBER 31, 2004 AND 2003

NOTE 5 –CONVERTIBLE NOTES PAYABLE (cont’d)

The Company also incurred $74,100 of costs in connection with this financing resulting in a total of $89,100 being recorded as deferred finance fees. These costs will be expensed over the term of the convertible promissory notes or the remaining unamortized amount will be charged to stockholders’ equity if the notes are converted. As of December 31, 2004, $48,300 of the deferred finance fees have been expensed. As at December 31 2004 $21,667 of accrued and unpaid interest is included in accounts payable.

The fair value of the convertible promissory notes at issuance was estimated to be $450,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20%. As a result, the fair value of the equity component of this instrument (comprised of the common stock purchase warrants and the debt conversion feature) was estimated to be the remaining $50,000. The equity component was attributed entirely to the common stock purchase warrants and recorded as a separate component of stockholders’ equity as the conversion feature did not to have a beneficial intrinsic value and its fair value was otherwise determined not to be material. The Company will record a further interest expense over the term of the notes of $50,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To December 31, 2004 a further interest expense of $27,100 has been accrued resulting in a carrying value of the notes of $477,100.

Subsequent to year end the Company amended certain terms of these convertible notes payable (refer to Note 10).

NOTE 6 –RELATED PARTY TRANSACTIONS

Effective December 31, 2003 the Board of Directors of the Company approved the amendment of an existing consulting agreement for research and development services and an existing management services agreement between the Company and two officers and directors of the Company. Under the terms of the amended agreements, the two directors will be paid monthly amounts of CAN$15,158 and CAN$13,375, commencing January 1, 2004 for terms ending February 1, 2005 and March 6, 2006 respectively.

In 2003 the Board of Directors of the Company agreed to grant to Dr. Wilf Jefferies, one of the above noted directors and the head researcher at UBC (refer to Note 3), up to a five year anti-dilution right whereby Dr. Jefferies will be guaranteed the rights, subject to achieving certain developmental milestones, allowing him to purchase and own (by way of stock options, and/or convertible preferred shares or as otherwise determined by the Board of Directors) not less than 25% of the fully diluted outstanding shares of common stock of the Company, with such anti-dilution rights, terms and conditions being subject to applicable regulatory approvals which was not obtained. Subsequent to December 31, 2004, a new contract was implemented for Dr. Jefferies which replaced the five year anti-dilution right with certain option grants (refer to note 10).

Effective December 31, 2003 the Board of Directors of the Company approved entering into a month-to-month management consulting agreement with another officer and director for services for the period from January 1, 2004 to April 15, 2004 for a total of approximately $32,000. During the quarter ended June 30, 2004 this director resigned and accordingly $20,642 was reclassified as accounts payable which remains unpaid as at December 31, 2004.

During 2004 the Company entered into an agreement with the Company’s new Chief Financial Officer (“CFO”). Under the terms of the agreement the CFO will be paid a total of CAN$5,350 per month for twelve months ending May 21, 2005. In addition, in connection with this agreement the Company granted the CFO 100,000 stock options as described in Note 7.

During 2004 the Company entered into an agreement with the Company’s Chief Operating Officer (“COO”). Under the terms of the agreement the COO will be paid a daily fee of CAN. $1,070. The agreement commenced as of August 30, 2004 and will continue for one year from that date. The Company also granted to the COO 300,000 stock options exercisable at $0.50 per share as described in Note 7. Subsequent to December 31, 2004, a new contract was implemented and the COO became President and CEO of the Company (refer to note 10).

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
DECEMBER 31, 2004 AND 2003

NOTE 6 –RELATED PARTY TRANSACTIONS (cont’d)

The following amounts have been incurred to these related parties:

	For the year ended December 31,
	2004	2003

Consulting fees	$—	$31,000
Management fees	252,506	227,366
Research and development	140,022	130,503

	$392,528	$388,869

As at December 31, 2004 the Company has total commitments remaining relating to the above management and consulting agreements of approximately $190,000.

During the year ended December 31, 2004 GPI and the Company incurred $392,528 (2003 – $388,869) in fees and $NIL (2003 — $649,738) in expense reimbursements to these related parties and made net repayments of $123,745 (2003 — $650,623). During the year ended December 31, 2004 a former director of the Company who was owed a total of $20,642 resigned and these amounts were reclassified to accounts payable resulting in $323,337 owing to related parties as at December 31, 2004, (2003 — $75,196). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Refer to Notes 3, and 10.

NOTE 7 – CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $.001 par value. Effective December 31, 2003 the Company’s Board of Directors approved an increase in the authorized capital to 300,000,000 voting common shares and 50,000,000 non-voting preferred shares subject to shareholder approval that has not been obtained to date.

During 2002 the Company commenced a private placement of up to 1,000,000 units at $5.00 per unit. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase an additional common share of the Company at a price of $7.50 per share for a period of one year. During 2003 the Company issued 43,000 shares of common stock on the purchase of 43,000 units for total proceeds of $215,000 of which $185,000 had been received as at December 31, 2002 and $30,000 was received during 2003. The fair value of the warrants was estimated to be $21,500 and was recorded as separate component of stockholders’ equity

During 2003 the Company commenced a private placement of up to 5,000,000 units at $1.00 per unit. Each unit consists of one common share and one half share purchase warrant. Each whole share purchase warrant will entitle the holder to purchase an additional common share of the Company at a price of $1.50 per share for a period of one year. The Company issued 555,350 shares of common stock on the purchase of 555,350 units for total proceeds of $555,350. A finder’s fee of $33,535 and 33,535 finder’s fee shares were paid in connection with this financing. The fair value of the warrants was estimated to be $55,535 and was recorded as separate component of stockholders’ equity.

During 2003 the Company issued 1,793,630 shares of common stock on the exercise of stock options at $0.50 per share for cash proceeds of $449,000 and the remaining $447,815 was paid by way of offset of amounts originally owing to certain creditors which were assigned by these creditors to option holders. The option holders were designates or employees of the creditors. In addition the Company issued 525,000 shares of common stock on the exercise of stock options at $1.00 per share for cash proceeds of $210,000 and the remaining $315,000 by way of offset of amounts originally owing to a creditor which was assigned by the creditor to option holders. The option holders designates or employees of the creditor. Of the total amounts assigned by the creditor, $100,000 was cash advances received by the Company.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
DECEMBER 31, 2004 AND 2003

NOTE 7 – CAPITAL STOCK (cont’d)

During 2003 the Company paid $10,000 in connection with the settlement of $15,000 of subscriptions received in 2000 which were under dispute. As a result of the settlement the Company recorded a contribution to additional paid in capital of $5,000.

During 2003 the Company issued 10,000 shares of common stock with a fair value of $10,000 pursuant to new UBC license agreement as described in Note 3.

During 2004 the Company issued 52,900 shares of common stock on the exercise of stock options at $1.00 per share the consideration for which was the settlement of accounts payable owing to the option holder totalling $52,900.

During 2004 the Company issued 304,370 shares of common stock on the exercise of stock options at $0.50 per share for proceeds of $152,185 which was paid by way of offset of amounts originally owing by the Company to certain consultants of the Company which were assigned by these consultants to certain options holders. These amounts were originally owing by the Company as a result of cash advances made to the Company totalling $50,000 and expenses incurred on behalf of the Company totalling $102,185.

During 2004 the Company commenced a private placement of units at $0.70 per unit. Each unit consists of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.70 per share for a period of two years. The Company issued 857,143 shares of common stock on the purchase of 857,143 units for total proceeds of $600,000. The Company issued 71,428 shares of common stock as a placement fee and paid a further $50,000 in connection with this financing. The fair value of the warrants was estimated to be $60,000 and was recorded as separate component of stockholders’ equity.

During 2004 the Company issued 10,000 shares of common stock on settlement of accounts payable of $10,000.

Stock Option Plan

On September 30, 2002 the Board of Directors of the Company approved the adoption of a new stock option plan (the “Plan”) allowing for the granting of up to 3,500,000 options to directors, officers, employees and consultants of the Company and its subsidiaries. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors with terms not to exceed 10 years. The Plan further provides that the Board of Directors may grant to any key personnel of the Company who is eligible to receive options, one or more Incentive Stock Options at a price not less than fair market value and for a period not to exceed 10 years from the date of grant. Options and Incentive Stock Options granted under the Plan may have vesting requirements as determined by the Board of Directors.

Effective April 16, 2003 the Board of Directors approved an increase in the number of options available under the Plan from 3,500,000 to 4,500,000. Also effective July 9, 2003 the Company filed a Form S-8 Registration Statement to register 500,000 shares in connection with the Plan. Effective December 16, 2003, the Board of Directors approved the further increase in the number of options available under the Plan from 4,500,000 to 10,000,000, and during 2004 filed a Form S-8 Registration Statement effective January 26, 2004 to register a further 2,250,000 shares in connection with the Plan.

Stock Options

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB No. 25 and complies with the disclosure provisions of SFAS No. 123 and SFAS No. 148. In accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in connection with accountincg for options granted to consultants and the disclosure provision relating to options granted to employees.

In connection with the reverse acquisition of GPI, the Company granted a total of 2,135,000 stock options to previous holders of stock options of GPI with terms and conditions consistent with their original GPI stock options. Of these stock options, 150,000 are subject to straight line vesting for a period of 36 months commencing October 1, 2002. The fair value of these incentive stock options will be recorded as compensation expense over the vesting period. The fair value of these options at the date of grant of $142,500 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%. To December 31, 2004 a total of $106,875 (December 31, 2003 — $59,375) has been recorded as consulting fees in connection with these options which expired unexercised during 2004.

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
DECEMBER 31, 2004 AND 2003

NOTE 7 – CAPITAL STOCK (cont’d)

During 2004 the Company granted 100,000 stock options to the Company’s new CFO at a price of $0.70 per share with 50% subject to immediate vesting and the remaining 50% vesting over time or subject to achieving certain financing milestones. These options were granted at a price less than the market price at the date of grant and, in accordance with APB 25, this intrinsic value of $5,000 will be expensed upon vesting of the options of which the entire amount has been expensed as at December 31, 2004. The additional fair value of these options at the date of grant of $67,000 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 3% and an expected volatility of 182%. This additional fair value has been disclosed in Note 2 on a pro-forma basis upon vesting of the options.

During 2004 the Company granted 550,000 stock options to an officer and directors of the Company and 25,000 stock options to a consultant at a price of $0.50 per share for a period of five years subject to immediate vesting. The fair value of the consultant options of $21,000 was expensed during the period and the fair value of the officer and director options of $241,000 has been disclosed in Note 2 on a pro-forma basis. The fair value of these options at the date of grant totalling $262,000 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 3% and an expected volatility of 185%.

Of the stock options granted to date, a total of 160,000 originally granted at prices ranging from $1.90 per share to $8.50 per share have been repriced to $1.00 per share and as a result, are subject to variable accounting in accordance with the provisions of the FASB No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”). No adjustment was required during 2004 relating the variable accounting for these incentive stock options.

The Company’s stock option activity is as follows:

	Number of	Weighted Average	Weighted Average
	options	Exercise Price	Remaining Life

Balance, December 31, 2002	3,168,000	$0.86	2.27 years
Granted during the year	4,325,000	0.59
Forfeited during the year	(420,000)	1.00
Exercised during the year	(2,318,630)	0.61

Balance, December 31, 2003	4,754,370	0.74	5.55 years
Granted during the year	675,000	0.53
Forfeited during the year	(295,000)	0.96
Exercised during the year	(357,270)	0.57

Balance, December 31, 2004	4,777,100	$0.71	4.59 years

Share Purchase Warrants

The Company’s share purchase warrant activity is as follows:

	Number of	Weighted Average	Weighted Average
	warrants	Exercise Price	Remaining Life

Balance, December 31, 2002	846,860	$1.95	2.71 years
Issued during the year	299,175	1.93
Exercised during the year	—	—
Expired during the year	(69,500)	2.82

Balance, December 31, 2003	1,076,535	1.89	1.53 years
Issued during the year	1,398,810	0.68
Exercised during the year	—	—
Expired during the year	(492,375)	3.04

Balance, December 31, 2004	1,982,970	$1.16	1.35 years

GENEMAX CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
DECEMBER 31, 2004 AND 2003

NOTE 8 - INCOME TAXES

There were no temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carryforwards amounting to approximately $8,900,000 at December 31, 2004 (2003 — $6,400,000) which may be available to reduce future year’s taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 9 – LEGAL SETTLEMENT

The Company has requested that its former transfer agent, X-Clearing Corp. (“X-Clearing”), deliver company documents to a new transfer agent. X-Clearing has claimed a security lien on company documents. Following filing of a complaint by the Company, a preliminary court hearing was held in Denver CO on September 22, 2004, following which both sides agreed to attempt a voluntary mediation process. A resolution was not achieved in the mediation process and the Company reinstituted court action to retrieve its records. The preliminary hearing court determination indicated that by providing proper notice of termination and posting of a bond in the amount of $250,000, it would likely cause X-Clearing to transfer the records of the Company to a new transfer agent. The Company has settled its lawsuit against X-Clearing as set forth at a hearing held March 18, 2005. As part of the settlement, the Company agreed to pay X-Clearing a total of $200,000 which has been accrued as at December 31, 2004. The amount is payable in two equal instalments the first of which is due upon the ability of the new transfer agent to act for the Company and the second of which is payable upon X-Clearing meeting certain conditions as outlined in the settlement.

NOTE 10 – SUBSEQUENT EVENTS

The Company completed a financing of 9,068,301 units at a price of $0.15 per unit for gross proceeds of $1,360,245. Each unit is comprised of one common share and one-half of a common share purchase warrant. Each whole common share purchase warrant entitles the holder to acquire an additional common share of the Company for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date the Company completes an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. Finders’ fees comprised of 8% cash and 5% finders warrants were paid to certain registered dealer brokers in respect of certain of the placees. The Company paid a total of $97,620 in finder’s fees and issued a total of 406,748 finder’s warrants.

The Company amended the terms of the convertible notes payable to extend the maturity to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainer of the original warrant term. In addition the term of the warrants will be extended for a period of greater than the original two years up to a maximum of ten years dependent on the Company obtaining certain listing status as per the amending agreement.

The Company’s COO was appointed President, CEO and a director effective February 8, 2005. The Company and the CEO entered into a management agreement for a term ending December 31, 2007 at an amount of CAN$170,000 for the first year and for amounts to be determined by the Company’s compensation committee thereafter. In addition, the CEO agreed to settle all amounts due from the Company totalling $80,890 for a cash payment of CAN$24,267. The Company has also agreed to issue to the CEO 500,000 shares of the Company’s common stock at an agreed price of CAN$0.15 per share and a further 1,400,000 options at a price to be determined.

The Company entered into a new consulting agreement with Dr. Jefferies for a term ending December 31, 2007 at an amount of CAN$10,700 per month. The Company has also agreed to grant to Dr. Jefferies options to acquire 2,500,000 shares of the Company’s common stock at a price to be determined. In addition, Dr. Jefferies agreed to settle all amounts due from the Company totalling $113,025 in exchange for 452,100 shares of the Company’s common stock.

The Company entered into a new month to month consulting agreement with the Company’s former President and CEO at an amount of CAN$8,916 per month. In addition, the former CEO agreed to settle all amounts due from the Company totalling $107,000 for a cash payment of CAN$32,100. The Company has also agreed to grant to the former CEO options to acquire 400,000 shares of the Company’s common stock at a price to be determined.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEMAX CORP. (Registrant)
Date: April 15, 2005	By:	“Konstantine Sarafis”
Konstantine Sarafis, President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2005	“Konstantine Sarafis”

Konstantine Sarafis, President and Chief Executive Officer

Date: April 15, 2005	“Edward Farrauto”

Edward Farrauto, Chief Financial Officer/Treasurer

Date: April 15, 2005	“Dr. Wilfred Jefferies”

Dr. Wilfred Jefferies, Director

Date: April 15, 2005	“Dr. Terry W. Pearson”

Dr. Terry W. Pearson, Director

Date: April 15, 2005	“Dr. Glynn Wilson”

Dr. Glynn Wilson, Director

INDEX TO EXHIBITS

3.1 (i)	Amended and Restated Articles of Incorporation of the company dated May 19, 1999 filed as Exhibit 2.1 to the company’s Form 10-SB filed September 3, 1999 and incorporated herein by reference.

3.1 (ii)	Amended and Restated Bylaws of the company dated May 10, 2004 filed as Exhibit 3.1 to the company’s Form 10-QSB filed May 20, 2004 and incorporated herein by reference.

10.1	Option Agreement made September 14, 1999 between GeneMax Pharmaceuticals Inc. and The University of British Columbia.

10.2	License Agreement made March 6, 2000 between GeneMax Pharmaceuticals Inc., The University of British Columbia and Dr. Wilfred Jefferies.

10.3	Collaborative Research Agreement made September 1, 2000 between GeneMax Pharmaceuticals Canada Inc., GeneMax Pharmaceuticals Inc. and the University of British Columbia.

10.4	Non-Disclosure Agreement made October 3, 2002 between GeneMax Pharmaceuticals Inc. and The University of British Columbia.

10.5	Production Services Agreement made March 18, 2003 between the company and Molecular Medicine BioServices Inc.

10.6	Biological Materials Transfer Agreement made October 21, 2003 between the company and National Institutes of Health.

10.7	Revised Stock Option Plan dated December 16, 2003 filed as Exhibit 99.1 to the company’s Form S-8 filed January 29, 2004 and incorporated herein by reference.

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Chief Executive Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.