Form 10KSB/A
period 2004-12-31
GENEMAX CORP
filed 2005-04-29
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-27239

GENEMAX CORP.

(Exact name of small business issuer as specified in its charter)

NEVADA	88-0277072
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 28, 2005 was approximately $8,168,209 based upon the average bid and ask price on that date.

The number of shares of the Registrant’s Common Stock outstanding as of April 28, 2005 was 29,172,176.

FORWARD LOOKING STATEMENTS
PART III
ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 10 EXECUTIVE COMPENSATION
ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
EXHIBIT INDEX
Jefferies and 442668 B. C. Ltd. Consulting Agreement
Handford Consulting Agreement
Farrauto Consulting Agreement
Certification of CEO Pursuant to Rule 13a-14(a) Section 302
Certification of CFO Pursuant to Rule 13a-14(a) Section 302
Certification of CEO Under Section 1350 Pursuant to Section 906
Certification of CFO Under Section 1350 Pursuant to Section 906

FORWARD LOOKING STATEMENTS

     Statements made in this Form 10-KSB/A that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. The company intends that such forward-looking statements be subject to the safe harbors for such statements. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Available Information

     GeneMax Corp. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “Commission”). You may read and copy documents referred to in this Annual Report on Form 10-KSB/A that have been filed with the Commission at the Commission’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by accessing the Commission’s website at http://www.sec.gov.

References

     In this Annual Report, the terms “we,” “us,” and the “company” refer to GeneMax Corp. and, where the context so requires or suggests, our direct and indirect subsidiaries. References to “dollars” or “$” are to United States Dollars.

Explanatory Notes

     This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB (the of GeneMax Corp. filed on April 15, 2005 with the Securities and Exchange Commission is filed for the purpose of including information that was to be incorporated by reference from GeneMax’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. GeneMax will not file its proxy statement within 120 days of its fiscal year ended December 31, 2004 and is therefore amending and restating in its entirety Part III of the Form 10-SBK.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth certain information with respect to the directors and executive officers of GeneMax as of December 31, 2004:

Name	Age	Position with the Company

Konstantine Sarafis (1)	43	Director and President, Chief Executive Officer

Dr. Wilfred Jefferies	47	Chairman of the board of directors and Chief Scientific Officer

Edward Farrauto	48	Chief Financial Officer, Secretary, Treasurer

Dr. Karl E. Hellstrom	70	Director

Dr. W. Pearson	59	Director

Glynn Wilson (1)	58	Director

(1)	These individuals were appointed to the company’s board of directors subsequent to December 31, 2004.

Biographies of Directors and Officers

     KONSTANTINE SARAFIS is the President and Chief Executive Officer and a director of the company and has served as a director since February 2005. Mr. Sarafis is an experienced executive with a 13-year history of building, operating and mentoring biotechnology companies. He founded two biotechnology companies, the most recent being Interomex Biopharmaceuticals Inc. where he was involved in arranging venture capital financing and running all aspects of business operations from 1998 through 2002. More recently Mr. Sarafis has been a full-time consultant to emerging biotechnology companies and academic institutions wishing to commercialize new technologies. Prior to entering the biotechnology sector, he was a researcher in the Division of Medical Microbiology at the University of British Columbia. Mr. Sarafis has extensive experience in managing intellectual property, technology licensing, finance and marketing, and is well versed in corporate governance issues.

     DR. WILFRED JEFFERIES, D.Phil. is the Chief Scientific Officer, a director and the Chairman of the board of directors of the company and has served as a director since July 2002. Dr. Jefferies is a Professor of Medical Genetics, Microbiology and Immunology, and a member of the Biomedical Research Centre and the Biotechnology Laboratory at the University of British Columbia. Dr. Jefferies received his D.Phil. from Oxford University and was a post-doctoral research fellow at the Karolinska Institute in Sweden and the Swiss Cancer Institute in Lausanne. His current research focus at University of British Columbia is iron transport/metabolism and antigen processing. Dr. Jefferies oversees and directs the scientific development of the company.

     DR. KARL E. HELLSTROM has served as a director since December 2002. Dr. Karl Hellstrom received his M.D. and Ph.D. degrees from the Karolinska Institute in Stockholm, Sweden, initially working in the area of tumor biology with an emphasis on immunogenetics. Subsequently, Dr. Hellstrom became a Professor in Pathology and an adjunct professor in microbiology/immunology at the University of Washington Medical School. During 1975, Dr. Hellstrom moved to the newly established Fred Hutchinson Cancer Research Center in Seattle, Washington, as a director of its Tumour Immunology Program. In 1983, he joined the biotechnology company Oncogen which, in 1990, was integrated into the Pharmaceutical Research Institute of Bristol-Myers Squibb company. Dr. Hellstrom became vice president of Oncology Discovery and, since 1995, of Immunotherapeutics. Between 1997 and June 30, 2004 Dr. Hellstrom worked at the Pacific Northwest Research Institute, where he was leading a group in Tumour Immunology as a principal scientist. Commencing July 1, 2004 Dr. Hellstrom returned to the Department of Pathology, University of Washington / Harborview Medical Center. Dr. Hellstrom is a

recipient of several awards, including a yearly award from the American cancer Society, and he is a Knight of the Northern Star, first class (a Swedish order of merit).

     DR. TERRY W. PEARSON has served as a director of the company since February 2004. Dr. Pearson is professor of Biochemistry and Microbiology at the University of Victoria. He received his BSc and Ph.D. degrees in microbiology and immunology from the University of British Columbia at Vancouver. After postdoctoral work at the Medical Research Council Laboratory for Molecular Biology in Cambridge, England, Dr. Pearson worked as staff scientist in its cell biology section. He also served as staff scientist at the International Laboratory for Research on Animal Diseases in Nairobi, Kenya. His current research focuses on the biochemical and immunological analysis of tropical protozoan parasites, primarily the trypanosome, the causative agent of African sleeping sickness. A guest speaker at numerous institutions and international meetings, Dr. Pearson served as a Trustee of the Terry Fox Medical Research Foundation and as a Director of the Science Council of British Columbia. Dr. Pearson was the recipient of the Inaugural Award for Excellence in Science Teaching at the University of Victoria. He has spent more than six years living and traveling in Africa, and continues to do collaborative research with laboratories in Europe, the USA and Africa aimed at stopping sleeping sickness, a disease that has altered the history of the African continent. At Cambridge, Dr. Pearson was involved with the early stages in the discovery of monoclonal antibodies and takes a particular interest in alternate methods for their derivation, production and use in immunodiagnostics and in vaccine development.

     GLYNN WILSON has served as a director of the company since February 2005. Dr. Wilson is an internationally renowned expert in drug delivery technologies. He was previously Head of Drug Delivery at SmithKline Beecham Pharmaceuticals and Executive Vice-President of R&D at Tacora Corporation. Currently, Dr. Wilson is President and CEO of Auriga Pharmaceuticals, a Speciality Pharmaceutical Company, and President of the GW Group. Dr. Wilson obtained his Ph.D. in Biochemistry, at Heriot-Watt University, Edinburgh, and he was a faculty member at Rockefeller University, New York, in the laboratory of the Nobel Laureates, Stanford Moore and William Stein.

     EDWARD FARRAUTO is the Chief Financial Officer, Secretary and Treasurer of the company and has served in these positions since May 2004.

Committees of the Board of Directors

     Audit Committee

     The Board of Directors has established an audit committee and is currently establishing a nominating and governance committee and a compensation committee. Effective March 11, 2005, the members of the audit committee are Dr. Glynn Wilson and Dr. Terry Pearson. As a result of a recent resignation from the company’s board of directors of a director who was also the audit committee financial expert, we do not have an audit committee financial expert serving on the audit committee. Each member of the audit committee is “independent” within the meaning of Rule 10A-3 under the Exchange Act.

     The audit committee was organized in March 2004, and operates under a written charter adopted by the Board of Directors in March 2004. A copy of the audit committee charter, dated February 13, 2004, was filed as Exhibit 99.1 to the company’s Form 10-KSB filed April 14, 2004.

     Report of the Audit Committee

     In April 2005 the audit committee discussed with Dale Matheson Carr-Hilton Labonte the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, by the Auditing Standards Board of the American Institute of Certified Public Accountants.

     Also in April 2005 the audit committee received and reviewed the written disclosures and the letter from Dale Matheson Carr-Hilton Labonte required by Independence Standards Board Standard No. 1, Independence Discussions with audit committees, as amended, and discussed with Dale Matheson Carr-Hilton Labonte their independence.

     On April 14, 2005 the audit committee met to review and discuss with management the company’s audited financial statements as of and for the year ended December 31, 2004.

     Based on the reviews and discussions referred to above, the audit committee recommended to the Board of Directors that the audited financial statements referred to above be included in the company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on April 15, 2005.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the company’s directors and officers, and the persons who beneficially own more than ten percent of the common stock of the company, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the company pursuant to Rule 16a-3 promulgated under the Exchange Act. To the company’s knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were not met. None of Terry Pearson, Edward Farrauto, Karl Erik Hellstrom or Konstantine Sarafis filed Forms 3 upon becoming officers or directors of the company. In addition: (a) Terry Pearson, a director of the company, has not filed a Form 4 in respect of 150,000 stock options granted in June, 2004; (b) Karl Erik Hellstrom, a director of the company, has not filed a Form 4 in respect of 100,000 stock options granted in June, 2004; (c) Edward Farrauto, an officer of the company, has not filed a Form 4 in respect of 100,000 stock options granted in June, 2004; and (d) Konstantine Sarafis, an officer of the company, has not filed a Form 4 in respect of 300,000 stock options granted in August, 2004. We have retained U.S. securities counsel to assist with efforts to comply with section 16 requirements. The company has no knowledge of the holdings of any 10% shareholders, whether there have been any changes in the registered and beneficial ownership of securities held by these individuals and whether any section 16(a) filings were required or, if required, were made.

Code of Ethics

     At this time, the company has not adopted a formal Code of Ethics that applies to the Chief Executive Officer and Chief Financial Officer. The company expects to adopt a formal Code of Ethics no later than December 31, 2005.

ITEM 10 EXECUTIVE COMPENSATION

     The following table shows how much compensation was paid by GeneMax for the last three fiscal years to GeneMax’s Chief Executive Officer and each other executive officer, each of whom is referred to as a Named Executive Officer, whose total annual salary and bonus exceeded $100,000 for services rendered to the subsidiaries during such fiscal years.

Name and Position	Year	Salary	Bonus		Other		Options
Ronald Handford,	2004	$0	$0		$56,305	(1)	0
President, CEO and	2003	$0	$0		$97,845	(1)	200,000
Director	2002	$0	$0		69,374	(1)	350,000

Dr. Wilfred Jefferies,	2004	$0	$0		$48,522	(2)	0
Chief Scientific Officer	2003	$0	$0	(3)	$83,753	(2)	1,500,000
and Chairman	2002	$0	$0		67,670	(2)	500,000

(1)	Received by the Handford Management Inc. pursuant to contractual provisions of Handford Services Agreement. Mr. Handford is the sole officer, director and 50% shareholder of Handford Management, Inc. Mr. Hanford resigned as a director and officer of the company effective February 8, 2005 and the Handford Services Agreement was terminated effective April 7, 2005.

(2)	Paid to 442668 B.C. Ltd. pursuant to the 442668 B.C. Consulting Agreement. Dr. Jefferies is an officer, director and a 50% shareholder of 442668 B.C. Ltd.

(3)	Does not include the $38,600 bonus to Dr. Jefferies approved by the board of directors effective December 31, 2003. As of the date of this Annual Report, the bonus remains due and payable.

     As of the date of this report, none of the directors or officers of the company are compensated for their roles as directors or executive officers. However, Messrs. Sarafis and Dr. Jefferies derive remuneration from the company as compensation for consulting services rendered. See “Consulting Agreements.” Officers and directors of the company are also reimbursed for any out-of-pocket expenses incurred by them on behalf of the company. GeneMax presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     There were no option exercises during the fiscal year ended December 31, 2004 by the officers and directors of GeneMax.

     As of December 31, 2004, 4,777,100 stock options previously granted to directors, officers, and consultants of the company and its subsidiaries pursuant to the Stock Option Plan were outstanding. As of March 31, 2005, there were 4,777,100 stock options outstanding.

Aggregated Option Holdings in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth outstanding options held by the Named Executive Officers as of December 31, 2004:

	Number of Shares Underlying	Value of In-the-Money Options
Name	Exercisable Options at FY End	at FY End
Ron Handford	550,000	$0
Wilfred Jefferies	2,000,000	$0

Management Consulting Agreements

     442668 B.C. Consulting Agreements

     On February 1, 2000, GeneMax Pharmaceuticals and 442668 B.C. Ltd, a British Columbia corporation, entered into a consulting agreement, which we refer to as the 442668 B.C Consulting Agreement, and such agreement was amended effective December 31, 2003. Dr. Jefferies is an officer, director and a 50% shareholder of 442668 B.C. Ltd. Pursuant to the 442668 B.C. Consulting Agreement, as amended, Dr. Jefferies was to provide technical, research and technology development services to GeneMax until March 6, 2005. Dr. Jefferies was to be paid a monthly fee of approximately $14,166 (CDN) for an aggregate annual salary of $170,000 (CDN), and would be reimbursed for expenses incurred for the benefit of GeneMax Pharmaceuticals. Separately, it was agreed that Dr. Jefferies would also be entitled to anti-dilution provisions in respect of his stock position pursuant to which, upon the achievement of certain milestones to be mutually agreed upon by the company and Dr. Jefferies, Dr. Jefferies’ fully diluted equity ownership interest would be modified to twenty-five percent (25%) of the total issued and outstanding shares of common stock. The anti-dilution provisions were to expire on December 31, 2007 and were also subject to regulatory approvals of applicable jurisdictions.

     Effective December 31, 2003, the Board of Directors of the company approved and authorized the payment to Dr. Jefferies of a bonus in the aggregate amount of $50,000 (CDN). The bonus was to accrue and, at the election of Dr. Jefferies, was to be payable from receipt of certain subsequent proceeds or assigned to the company for the exercise price of certain stock options.

     Effective February 8, 2005, the 442668 B.C. Consulting Agreement was renegotiated. The renegotiated agreement, which we refer to as the Jefferies & 442668 B.C. Consulting Agreement, was entered into by the company, 442668 B.C. Ltd. and Wilfred Jefferies and provides for a base fee of $10,000 (CDN) per month, an annual bonus to be determined by the company’s compensation committee and a grant of options, at a future date to be determined, to acquire up to 2,500,000 shares of common stock. Options to acquire an additional 2,000,000 shares of common stock will be granted upon the achievement of certain financial milestones. In addition, 442668 B.C. Ltd. will be issued 452,100 shares of common stock in consideration of the forgiveness of $113,205 of debt that had accrued under the 442668 B.C. Ltd. Consulting Agreement.

     Under the Jefferies & 442668 B.C. Consulting Agreement, 442668 B.C. Ltd. agreed to provide the services of Dr. Jefferies as the Chief Science Officer of the company. The terms of the renegotiated agreement expires December 31, 2007 and will automatically renew for successive one year terms unless any party gives not les than 6 months notice to the others.

     Handford Services Agreement

     On August 1, 1999 and as amended on December 31, 2003, GeneMax Pharmaceuticals and Ronald Handford, then acting as the President, Chief Executive Officer and a director of GeneMax, entered into a Management Services Agreement, which we refer to as the Handford Services Agreement. Pursuant to the Handford Services Agreement, Mr. Handford provided development and management services to the company in exchange for a monthly salary of $12,500 (CDN), for an aggregate annual salary of $150,000 (CDN).

     Effective February 8, 2005, the Handford Services Agreement was renegotiated to provide for a monthly consulting fee of $8,333,33 (CDN) and a grant of options to acquire 400,000 shares of common stock. The term of the renegotiated agreement was from month to month, commencing February 8, 2005. The company gave one month’s termination notice on or about March 7, 2005 and the Handford Services Agreement was terminated effective April 7, 2005.

     Atkins Consulting Agreement

     Mr. Atkins, a director of the company, commenced providing services as the Chief Financial Officer, Secretary and Treasurer on March 1, 2003. Mr. Atkins resigned as Chief Financial Officer, Secretary and Treasurer of GeneMax and its subsidiaries effective April 8, 2004 and resigned as a director effective April 16, 2004.

     Farrauto Consulting Agreement

     Effective May 19, 2004, the company and No. 348 Sail View Ventures Ltd., a British Columbia corporation, entered into a consulting agreement, which we refer to as the Farrauto Consulting Agreement. Ed Farrauto is the sole officer, director and shareholder of No. 348 Sail View Ventures Ltd.. Pursuant to the Farrauto Consulting Agreement, No. 348 Sail View Ventures Ltd. will provide certain accounting and bookkeeping services to the company and No. 348 Sail View Ventures Ltd. agreed to provide Mr. Farrauto as the company’s Chief Financial Officer, Secretary and Treasurer. In consideration for services rendered No. 348 Sail View Ventures Ltd. will be paid a monthly fee of $5,000 plus goods and services tax, and was granted options to acquire 100,000 shares of common stock.

     Sarafis Consulting Agreement

     Effective September 1, 2004, the company and Konstantine Sarafis entered into a consulting and non-competition agreement, which we refer to as the Sarafis Consulting Agreement. Pursuant to the Sarafis Consulting Agreement, Mr. Sarafis was retained as a consultant to the company to provide certain administrative and operational services in consideration of a daily fee of $1,000 (CDN) for each full day that such services are provided. Mr. Sarafis was also granted options to acquire 300,000 shares of common stock.

     Effective February 8, 2005, the Sarafis Consulting Agreement was replaced with an employment agreement which we refer to as the Sarafis Employment Agreement. Pursuant to the Sarafis Employment Agreement, Mr. Sarafis was engaged as the company’s chief executive officer for consideration comprised of a gross annual salary of $170,000 (CDN), an annual bonus to be determined by the company’s compensation committee and the grant of 500,000 common shares and options to acquire up to an aggregate of 2,400,000 common shares. The term of the Sarafis Employment Agreement expires December 31, 2007.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of March 31, 2005, certain information regarding the ownership of GeneMax’s common stock by (i) each person known by GeneMax to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each of GeneMax’s directors, (iii) each Named Executive Officer and (iv) all of GeneMax’s executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o GeneMax Corp., 1691 Chestnut Street, Suite 400, Vancouver, British Columbia, Canada V6J 4M6. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of March 31, 2005. Directors and executive officers as a group beneficially owned 9.5% of the common stock.

Name and Address of	Amount of Shares
Beneficial Owner	Beneficially Owned	Percent of Class
Ronald Handford 3432 West 13th Avenue Vancouver, British Columbia Canada V5Y 1W1	1,466,000 (1)	4.93%

Dr. Wilfred Jefferies 442668 B.C. Ltd.	4,770,465 (2)	15.30%

James D. Davidson 321 S. St. Asaph Street Alexandria, Virginia 22314	1,393,313 (3) (8)	4.76%

Dr. Karl Hellstrom	400,000 (4)	1.35%

Konstantine Sarafis	300,000 (5)	1.02%

Glynn Wilson	Nil	Nil

Edward Farrauto	100,000 (6)	0.34%

Dr. Terry Pearson	250,000 (7)	0.85%

Newport Capital Corp. Rennweg 28 Zurich Switzerland CH 8001	1,687,942 (8)	5.65%

All Current Officers and Directors as a Group (7 persons)	5,820,465	18.06%

(1)	Includes (a) 808,000 shares of common stock held directly by Mr. Handford; (b) 100,000 shares of common stock held directly by Handford Management Inc. in which Mr. Handford has sole voting and disposition power; (c) 8,000 warrants exercisable into 8,000 shares of common stock at $0.75 per share expiring December 1, 2005; (d) stock options to acquire 350,000 shares of common stock at $1.00 per share; and (e) stock options to acquire 200,000 shares of common stock at $0.50 per share. Under the Handford Services Agreement, as it was renegotiated on February 8, 2005, Mr. Handford agreed to relinquish all previously issued stock options in consideration of the options granted under the renegotiated agreement.

(2)	Includes: (a) 2,770,465 shares of common stock held by 442668 B.C. Ltd.; (b) stock options to acquire 500,000 shares of common stock at $1.00 per share; and (c) stock options to acquire 1,500,000 shares of common stock at $0.50 per share.

(3)	Includes (a) 792,883 shares of common stock held of record by Mr. Davidson; (b) 500,000 shares of common stock held directly by Mr. Davidson’s two minor children, over which Mr. Davidson has sole voting and disposition power; (c) warrants exercisable into 13,333 shares of common stock at the rate of $0.75 per share expiring on May 1, 2006; (d) warrants exercisable by Mr. Davidson into 15,000 shares of common stock at the rate of $1.00 per share expiring December 1, 2005; and (e) stock options to acquire 72,100 shares of common stock at $1.00 per share. As of the date of this Annual Report, Mr. Davidson has exercised 52,900 stock options at $1.00 per share into 52,900 shares of common stock.

(4)	Includes: (a) stock options to acquire 100,000 shares of common stock at $1.00 per share; (b) stock options to acquire 200,000 shares of common stock at $1.00 per share; and (c) stock options to acquire 100,000 shares of common stock at $0.50 per share.

(5)	Represents stock options to acquire 300,000 shares of common stock at $0.50 per share. Under the Sarafis Employment Agreement, Mr. Sarafis agreed to relinquish all previously issued stock options in consideration of the options granted under the Sarafis Employment Agreement

(6)	Represents stock options to acquire 100,000 shares of common stock at $0.70 per share.

(7)	Represents: (a) stock options to acquire 100,000 shares of common stock at $1.00 per share; and (b) stock options to acquire 150,000 shares of common stock at $0.50 per share.

(8)	Based on information available to the company but which has not been independently verified.

     Notwithstanding the Pooling Agreement, there are no arrangements or understanding among the entities and individuals referenced above or their respective associates concerning election of directors or any other matters which may require shareholder approval.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
			Number of securities
			remaining available for
			future issuance under
			equity compensation plans
	Number of securities to be	Weighted-average exercise	(excluding securities
	issued upon exercise of	price of outstanding	reflected in the 1st
Plan Category	outstanding options	options	column)

Equity Compensation Plans approved by security holders	0	$0.00	0

Equity Compensation Plans not approved by security holders	4,777,100	$0.71	5,222,900

Total	4,777,100	$0.71	5,222,900

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Voluntary Pooling Agreement

     On May 9, 2002, GeneMax, certain shareholders and Global Securities Transfer Inc. (now X-Clearing Corp.), the company’s stock transfer agent, entered into an agreement, referred to in this Form 10-KSB/A as the VPA, effective July 15, 2002. The VPA provides that certain shareholders of the company holding collectively 9,158,280 shares of common stock agreed to a restrictive holding period for the pooled shares. The VPA provides that the pooled shares will not be traded, will not become available for trading and will not be released to the shareholders to enable them to be sold until certain future release dates. The initial ten percent (10%) of the pooled shares was to be released on or about that date which was one year from the final closing under the share exchange agreement; however the pooling committee established by the Board of Directors to administer the VPA extended that date by one year. The company subsequently determined that the initial 10% release should have occurred on October 15, 2003 and that the pooling committee had effectively extended that date to October 15, 2004. Following the initial release, the remaining pooled shares will be released in ten percent (10%) increments every three calendar months. The terms of the VPA may not be changed and the pool may not be challenged without the prior written consent of at least such number of pooled shareholders who hold not less than two-thirds of the pooled shares remaining in the pool.

     As a result of the ongoing dispute with the transfer agent, none of the Pooled Shares have been released from the VPA to date.

Handford Services Agreement

     During the fiscal years ended December 31, 2004 and 2003, pursuant to the Handford Services Agreement with Ron Handford, the company paid or incurred $123,551 and $107,336, respectively.

442668 B.C. Consulting Agreement

     During the fiscal years ended December 31, 2004 and 2003, pursuant to the 442668 B.C. Consulting Agreement with 442668 B.C. Ltd., the company paid or incurred $140,022 and $130,503, respectively. Dr. Jefferies is an officer, director and a 50% shareholder of 442668 B.C. Ltd.

ICI Consulting Agreement

     GeneMax and ICI entered into a consulting services agreement effective May 9, 2002, pursuant to which ICI provided management consulting services, development of various business interests, and other consulting services to the company for a monthly fee of $10,000.

     During the fiscal year ended December 31, 2003, an aggregate of $120,000 in fees was incurred to ICI for services rendered to the company under the Consulting Services Agreement. In addition, ICI incurred expenses on behalf of the company totaling $637,741. During the fiscal year ended December 31, 2003, the company paid ICI $428,621, settled a further $260,000 in exchange for debt for the exercise of stock options to consultants of ICI, and exchanged $71,274 in debt ICI assigned to International Market Trend, AG for the exercise of stock options to certain consultants of IMT.

     Effective December 31, 2003, the company accepted the resignation of ICI. The Board of Directors of the company made the decision to subsequently contract directly for certain services previously performed by ICI. Specifically, Grant Atkins, a director of the company and a consultant for ICI, entered into a verbal arrangement to provide certain services formerly provided by ICI. Mr. Atkins has served as Chief Financial Officer of the company from March 1, 2003 to April 7, 2004. Mr. Atkins resigned as Chief Financial Officer, Secretary and Treasurer of the company effective April 8, 2004.

Farrauto Consulting Agreement

     During the fiscal year ended December 31, 2004, the company paid or incurred $30,508 to Mr. Farrauto.

Sarafis Consulting Agreement

     During the fiscal year ended December 31, 2004, the company paid or incurred $66,556 to Mr. Sarafis.

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)	Index to and Description of Exhibits

Exhibit
Number	Description of Exhibit

3.1	(i) Amended and Restated Articles of the company dated May 19, 1999 filed as Exhibit 2.1 to the company’s Form 10-SB filed September 3, 1999 and incorporated herein by reference.

3.1	(ii) Amended and Restated Bylaws of the company dated May 10, 2004 filed as Exhibit 3.1 to the company’s Form 10-QSB filed May 20, 2004 and incorporated herein by reference.

10.1	Option Agreement made September 14, 1999 between GeneMax Pharmaceuticals Inc. and The University of British Columbia. (1)

10.2	License Agreement made March 6, 2000 between GeneMax Pharmaceuticals Inc., The University of British Columbia and Dr. Wilfred Jefferies. (1)

10.3	Collaborative Research Agreement made September 1, 2000 between GeneMax Pharmaceuticals Canada Inc., GeneMax Pharmaceuticals Inc. and the University of British Columbia. (1)

10.4	Non-Disclosure Agreement made October 3, 2002 between GeneMax Pharmaceuticals Inc. and The University of British Columbia. (1)

10.5	Production Services Agreement made March 18, 2003 between the company and Molecular Medicine BioServices Inc. (1)

10.6	Biological Materials Transfer Agreement made October 21, 2003 between the company and National Institutes of Health. (1)

10.7	Revised Stock Option Plan dated December 16, 2003 filed as Exhibit 99.1 to the company’s Form S-8 filed January 29, 2004 and incorporated herein by reference. (1)

10.8	Jefferies & 442668 B.C. Ltd. Consulting Agreement made February 1, 2005 between the company, Wilfred Jefferies and 442668 B.C. Ltd. (2)

10.9	Handford Consulting Agreement made February 1, 2005 between the company and Ronald Handford. (2)

10.10	Farrauto Consulting Agreement made effective May 19, 2004 between the company and Sail View Capital Ltd. (2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

32.1	Certification of Chief Executive Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

99.1	Charter of Audit Committee of GeneMax Corp.dated February 13, 2004, filed as Exhibit 99.1 to the company’s Form 10-KSB filed April 14, 2004 and incorporated herein by reference.

(b)	Reports on Form 8-K.

None.

(1)	Previously filed with the Commission as an exhibit to GeneMax’ 2004 Annual Report on Form 10-KSB filed on April 15, 2005.

(2)	Filed herewith.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     The company’s principal outside accountant who serves as the company’s auditor is Dale Matheson Carr-Hilton LaBonte. The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte for each of the last two fiscal years for professional services rendered are as follows:

		Audit-Related
	Audit Fees	Fees	Tax Fees	All Other Fees
2004	$20,000	$22,500	$1,400	$—
2003	$25,000	$15,800	$—	$—

     The company’s audit committee is responsible for the appointment, compensation, retention and oversight of the work of the registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the company. The audit committee pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for the company by its registered public accounting firm, provided, however, that de-minimus non-audit services may instead be approved in accordance with applicable SEC rules.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEMAX CORP. (Registrant)
Date: April 29, 2005	By:	“Konstantine Sarafis”
Konstantine Sarafis, President and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2005	“Konstantine Sarafis”

Konstantine Sarafis, President and Chief Executive Officer

Date: April 29, 2005	“Edward Farrauto”

Edward Farrauto, Chief Financial Officer/Treasurer

Date: April 29, 2005	“Dr. Wilfred Jefferies”

Dr. Wilfred Jefferies, Director

Date: April 29, 2005	“Dr. Karl Erik Hellstrom”

Dr. Karl Erik Hellstrom, Director

Date: April 29, 2005	“Dr. Glynn Wilson”

Dr. Glynn Wilson, Director

EXHIBIT INDEX

(a)	Index to and Description of Exhibits

Exhibit
Number	Description of Exhibit

3.1	(i) Amended and Restated Articles of the company dated May 19, 1999 filed as Exhibit 2.1 to the company’s Form 10-SB filed September 3, 1999 and incorporated herein by reference.

3.1	(ii) Amended and Restated Bylaws of the company dated May 10, 2004 filed as Exhibit 3.1 to the company’s Form 10-QSB filed May 20, 2004 and incorporated herein by reference.

10.1	Option Agreement made September 14, 1999 between GeneMax Pharmaceuticals Inc. and The University of British Columbia. (1)

10.2	License Agreement made March 6, 2000 between GeneMax Pharmaceuticals Inc., The University of British Columbia and Dr. Wilfred Jefferies. (1)

10.3	Collaborative Research Agreement made September 1, 2000 between GeneMax Pharmaceuticals Canada Inc., GeneMax Pharmaceuticals Inc. and the University of British Columbia. (1)

10.4	Non-Disclosure Agreement made October 3, 2002 between GeneMax Pharmaceuticals Inc. and The University of British Columbia. (1)

10.5	Production Services Agreement made March 18, 2003 between the company and Molecular Medicine BioServices Inc. (1)

10.6	Biological Materials Transfer Agreement made October 21, 2003 between the company and National Institutes of Health. (1)

10.7	Revised Stock Option Plan dated December 16, 2003 filed as Exhibit 99.1 to the company’s Form S-8 filed January 29, 2004 and incorporated herein by reference. (1)

10.8	Jefferies & 442668 B.C. Ltd. Consulting Agreement made February 1, 2005 between the company, Wilfred Jefferies and 442668 B.C. Ltd. (2)

10.9	Handford Consulting Agreement made February 1, 2005 between the company and Ronald Handford. (2)

10.10	Farrauto Consulting Agreement made effective May 19, 2004 between the company and Sail View Capital Ltd. (2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002). (2)

32.1	Certification of Chief Executive Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

32.2	Certification of Chief Financial Officer under Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act. (2)

99.1	Charter of Audit Committee of GeneMax Corp.dated February 13, 2004, filed as Exhibit 99.1 to the company’s Form 10-KSB filed April 14, 2004 and incorporated herein by reference.

(1)	Previously filed with the Commission as an exhibit to GeneMax’ 2004 Annual Report on Form 10-KSB filed on April 15, 2005.

(2)	Filed herewith.