Form 10QSB
period 2005-03-31
GENEMAX CORP
filed 2005-05-23
CIK 1094038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 0-27239

GENEMAX CORP.

(Exact name of registrant as specified in its charter)

Nevada	88-0277072
(State of incorporation)	(I.R.S. Employer Identification No.)

900 West Hastings Street, Suite 700
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

☑ Yes      ☐ No

Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at May 20, 2005

Common Stock, $0.001 par value	29,172,176

Form 10-QSB
Index

Part I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements
Consolidated Balance Sheets, March 31, 2005 (unaudited) and December 31, 2004	1
Interim Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004 (unaudited) and for the period from July 27, 1999 (inception) to March 31, 2005 (unaudited)	2
Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004 (unaudited) and for the period from July 27, 1999 (inception) to March 31, 2005 (unaudited)	3
Notes to Interim Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Controls and Procedures	20

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21
Certification of CEO
Certification of CFO
Certification Pursuant to Section 906

ii

Part I. Financial information

Item 1. Financial Statements

GENEMAX CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$813,410	$11,646
Prepaid expenses and deposits (Note 9)	252,911	467

	1,066,321	12,113

FURNITURE AND EQUIPMENT, (Note 4)
net of depreciation of $167,708 (2004 - $158,955)	28,492	35,273
DEFERRED FINANCE FEES (Note 5)	18,500	40,800

	$1,113,313	$88,186

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$914,311	$919,065
Research agreement obligations (Note 3)	808,814	808,814
Convertible notes payable – current portion (Note 5)	—	477,100
Due to related parties (Note 6)	203,223	323,337

	1,926,348	2,528,316

CONVERTIBLE NOTES PAYABLE (Note 5)	443,667	—

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 6, and 9)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock (Note 7)
Common stock, $0.001 par value, 50,000,000 shares authorized 29,172,176 shares issued and outstanding (2004 – 20,103,875)	29,172	20,104
Additional paid-in capital	10,379,913	9,343,123
Common stock purchase warrants	857,656	695,200
Deficit accumulated during the development stage	(12,459,710)	(12,434,770)
Accumulated other comprehensive income (loss)	(63,733)	(63,787)

	(1,256,702)	(2,440,130)

	$1,113,313	$88,186

The accompanying notes are an integral part of these interim consolidated financial statements

GENEMAX CORP.
(a development stage company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			July 27, 1999
			(inception) to
	Three Months Ended March 31,		March 31
	2005	2004	2005

INTEREST INCOME	$—	$—	$26,571

EXPENSES
Consulting fees	11,895	11,832	634,195
Consulting fees – stock-based	—	11,875	2,824,775
Depreciation	8,753	10,068	167,708
Gain on settlement of debts (Note 6)	(142,549)	—	(142,549)
License fees	—	61,240	328,800
Management fees and salaries	34,321	67,862	1,011,399
Office and general	61,509	93,414	1,576,380
Professional fees	29,431	110,726	1,338,073
Research and development	14,994	251,600	3,701,730
Research and development – stock-based	—	—	612,000
Transfer agent	1,277	—	230,396
Travel	5,309	50,457	203,374

	(24,940)	669,074	12,486,281

NET LOSS FOR THE PERIOD	$(24,940)	$(699,074)	$(12,459,710)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	25,343,337	19,428,959

The accompanying notes are an integral part of these interim consolidated financial statements

GENEMAX CORP.
(a development stage company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			July 27, 1999
			(inception) to
	Three Months Ended March 31		March 31,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(24,940)	$(669,074)	$(12,459,710)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	8,753	10,068	167,708
- non-cash interest and finance fees	35,117	—	110,517
- non-cash consulting fees	—	—	5,750
- non-cash license fees	—	—	10,500
- stock-based compensation	—	11,875	3,436,775
- non-cash gain on settlement of debts	(142,549)	—	(142,549)
- prepaid expenses and deposits(Note ?)	(252,444)	(10,591)	(246,911)
- accounts payable	25,893	80,623	1,145,759
- research agreement obligations	—	—	808,814

NET CASH USED IN OPERATING ACTIVITIES	(350,170)	(577,099)	(7,163,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(1,972)	—	(196,200)
Pre reverse acquisition advances from GMC	—	—	250,000
Cash acquired on reverse acquisition of GMC	—	—	173,373

NET CASH FROM (USED IN) INVESTING ACTIVITIES	(1,972)	—	227,173

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	1,162,064	550,000	6,857,424
Deferred finance fees	—	(11,876)	(74,100)
Convertible loans payable	—	—	500,000
Loans payable	—	—	136,245
Advances (to) from related parties	(8,212)	33,170	393,748

NET CASH FLOWS FROM FINANCING ACTIVITIES	1,153,852	571,294	7,813,317

EFFECT OF EXCHANGE RATE CHANGES	54	4,112	(63,733)

INCREASE (DECREASE) IN CASH	801,764	(1,693)	813,410

CASH, BEGINNING OF PERIOD	11,646	19,451	—

CASH, END OF PERIOD	$813,410	$17,758	$813,410

SUPPLEMENTAL DISCLOSURES:

Interest paid	$—	$—	$—

Taxes paid	$—	$—	$—

Other non-cash investing and financing activities:
     Refer to Notes 3, 5, 6 and 7.

The accompanying notes are an integral part of these interim consolidated financial statements

GENEMAX CORP.
(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 (Unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at March 31, 2005, the Company has a working capital deficiency of $860,027, a capital deficiency of $1,256,702 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company’s cancer immunotherapy vaccine are a part of normal product development and advancement. Since internally generated cash flow will not fund development and commercialization of the Company’s products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities. The Company’s operations and financing requirements are expected to expand upon entering clinical trials with its TAP cancer vaccine.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
MARCH 31, 2005 (Unaudited)

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

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, accounts payable and amounts due to related parties approximate carrying values due to the short-term maturity of the instruments. The convertible notes payable have been recorded at fair value (refer to Note 5).

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

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
MARCH 31, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At March 31, 2005 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

	For the period ended March 31,
	2005	2004

Net loss for the period as reported	$(24,940)	$(669,074)
Additional SFAS 123 employee compensation expense	—	—

Pro-forma net loss for the period	$(24,940)	$(669,074)

Pro-forma basic net loss per share	$(0.00)	$(0.03)

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
MARCH 31, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

GPI and UBC entered into a Collaborative Research Agreement (“CRA”) dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totaling CAN$498,980 to be paid in four equal installments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at December 31, 2004 CAN$235,759 was payable in connection with the original CRA terms. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research. The CRA ended on its scheduled termination date of August 31, 2004. For the period from September 1, 2004 to December 31, 2004 the Company recorded a further CAN$568,195 in connection with ongoing research and patent activities and cost overruns on the original CRA with UBC resulting in a total of CAN$803,954 owing to UBC as at December 31, 2004 and March 31, 2005.

During 2005 the Company and UBC negotiated a one year extension of the CRA expiring May 30, 2006 with a total additional funding commitment by the Company of CAN$294,696. The payment schedule for this contract is as follows:

Upon execution of the Agreement	CAN$73,674 (paid May 2005)
June 1, 2005	CAN$73,674
September 1, 2005	CAN$73,674
December 1, 2005	CAN$73,674

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
MARCH 31, 2005 (Unaudited)

NOTE 3 — RESEARCH AGREEMENTS (cont’d)

In addition, the Company and UBC agreed on a payment schedule for the balance of CAN$803,954 payable at December 31, 2004 as follows:

Upon executions of the Agreement	CAN$335,000 (paid in May 2005)
August 1, 2005	CAN$100,000
November 1, 2005	CAN$100,000
February 1, 2005	CAN$100,000
May 1, 2006	CAN$100,000
May 15, 2006	CAN$68,954

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

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement

Effective August 7, 2003 Crucell and GPI entered into a five year Research License and Option Agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Agreement includes an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the technology. Under the terms of the agreement, the Company is required to make initial and ongoing option maintenance payments over the five year term totalling 450,000 Euros due upon invoice from Crucell. To December 31, 2003 the Company had made all payments required totalling $115,490 (100,000 Euros), a further $60,864 (50,000 Euros) was incurred during the first quarter of 2004 and a further $60,103 (50,000 Euros) was incurred during the third quarter of 2004 leaving $120,967 (100,000 Euros) owing as at December 31, 2004 and March 31, 2005 under the terms of the agreement. The Company is in discussions with Crucell which may result in the conversion of this payable into equity.

Molecular Medicine BioServices, Inc. (“Molecular Medicine”) – Production Service Agreement

Effective March 18, 2003 Molecular Medicine and GMC entered into a Production Service Agreement, as amended on August 29, 2003, whereby Molecular Medicine will produce the clinical vector for delivery of the TAP gene used in the Company’s cancer immunotherapy product. The product will incorporate the Crucell vector and GMC ‘s TAP1 gene. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. To December 31, 2003 the Company has made all payments required under the terms of the agreement totalling $108,500 and during 2004 a further $15,000 has been incurred and is owing as at March 31, 2005. A renegotiation of this contract is currently underway with an anticipated revised work plan and payment schedule.

NOTE 4 – FURNITURE AND EQUIPMENT

	March 31,	December 31,
	2005	2004

Office furniture and equipment	$12,397	$10,425
Laboratory equipment	183,803	183,803

	196,200	194,228
Less: accumulated depreciation	(167,708)	(158,955)

	$28,492	$35,273

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
MARCH 31, 2005 (Unaudited)

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

The Company also incurred $74,100 of costs in connection with this financing resulting in a total of $89,100 being recorded as deferred finance fees. These costs will be expensed over the term of the convertible promissory notes or the remaining unamortized amount will be charged to stockholders’ equity if the notes are converted. As of March 31, 2005 $70,600 (December 31, 2004 - $48,300) of the deferred finance fees have been expensed. As at March 31, 2005 $25,000 (December 31 2004 — $21,667) of accrued and unpaid interest is included in accounts payable.

The fair value of the convertible promissory notes at issuance was estimated to be $450,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20%. As a result, the fair value of the equity component of this instrument (comprised of the common stock purchase warrants and the debt conversion feature) was estimated to be the remaining $50,000. The equity component was attributed entirely to the common stock purchase warrants and recorded as a separate component of stockholders’ equity as the conversion feature did not have a beneficial intrinsic value and its fair value was otherwise determined not to be material. The Company will record a further interest expense over the term of the notes of $50,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To January 31, 2005 a further interest expense of $4,150 was accrued resulting in a carrying value of the notes of $481,250 (December 31, 2004 — $477,100).

Effective January 31, 2005 the Company amended the terms of the convertible notes payable to extend the maturity to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term. In addition the term of the warrants will be extended for a period of greater than the original two years up to a maximum of ten years dependent on the Company obtaining specified listing status of the Company’s common stock as per the amending agreement. As at the date of this modification, the Company estimated the fair value of the modified convertible promissory notes to be $435,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20%. As a result, the fair value of the equity component of this modified instrument (being the amended common stock purchase warrants) was estimated to be $46,250. The Company will record a further interest expense over the amended term of the notes of $65,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To March 31, 2005 a further interest expense of $8,667 has been accrued resulting in a carrying value of the notes of $443,667.

NOTE 6 –RELATED PARTY TRANSACTIONS

During 2004 the Company entered into an agreement with the Company’s new Chief Financial Officer (“CFO”). Under the terms of the agreement the CFO will be paid a total of CAN$5,000 per month for twelve months ending May 21, 2005. In addition, in connection with this agreement the Company granted the CFO 100,000 stock options as described in Note 7.

The Company entered into a new consulting agreement with Dr. Jefferies for a term ending December 31, 2007 at an amount of CAN$10,000 per month to December 31, 2007. The Company has also agreed to grant to Dr. Jefferies options to acquire up to 2,500,000 shares of the Company’s common stock at a price to be determined, subject to further approvals. In addition, Dr. Jefferies has agreed to settle all amounts due from the Company totalling $92,200 in exchange for 452,100 shares of the Company’s common stock. To date, the shares have not been issued and no gain or loss will be recorded in connection with this settlement until completed.

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
MARCH 31, 2005 (Unaudited)

NOTE 6 –RELATED PARTY TRANSACTIONS (cont’d)

During 2004 the Company entered into an agreement with the Company’s Chief Operating Officer (“COO”). Under the terms of the agreement the COO will be paid a daily fee of CAN$1,000. The agreement commenced as of August 30, 2004 and will continue for one year from that date. The Company also granted to the COO 300,000 stock options exercisable at $0.50 per share as described in Note 7. Under the terms of an amended agreement, the Company’s COO was appointed President, CEO and a director effective February 8, 2005. The Company and the CEO entered into a management agreement for a term ending December 31, 2007 at an amount of CAN$170,000 for the first year and for amounts to be determined by the Company’s compensation committee thereafter. In addition, the CEO agreed to settle all amounts due from the Company totalling $66,556 for a cash payment of $19,765 resulting in a gain on settlement of $46,791. The Company has also agreed to issue to the CEO 500,000 shares of the Company’s common stock at an agreed price of CAN$0.15 per share and up to a further 1,400,000 options at a price to be determined all of which are subject to further approvals.

The Company entered into a new month to month consulting agreement with the Company’s former President and CEO at an amount of CAN$8,333 per month. In addition, the former CEO agreed to settle all amounts due from the Company totalling $93,099 for a cash payment of $27,988 resulting in a gain on settlement of $65,111. The Company has also agreed to grant to the former CEO options to acquire up to 400,000 shares of the Company’s common stock at a price to be determined and subject to further approvals. The consulting agreement was terminated effective April 8, 2005

The following amounts have been incurred to these related parties:

	For the period ended March 31,
	2005	2004

Management fees	$34,321	$57,862
Research and development	14,274	34,513

	$48,595	$92,375

As at March 31, 2005 the Company has total commitments remaining relating to the above management and consulting agreements for the periods ended December 31, 2005, 2006 and 2007 of approximately $185,600, $238,300 and $238,300 respectively.

During the period GPI and the Company incurred $48,595 in fees and $1,855 in expense reimbursements to these and former related parties and made repayments of $58,662. During the period $111,902 of amounts owing to these related parties and a former related party were written off in connection with the settlements described above leaving $203,223 owing to related parties as at March 31, 2005 (December 31, 2004, — $323,337). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Refer to Note 3.

NOTE 7 – CAPITAL STOCK

During 2005 the Company completed a financing of 9,068,301 units at a price of $0.15 per unit for gross proceeds of $1,360,245. Each unit is comprised of one common share and one-half of a common share purchase warrant. Each whole common share purchase warrant entitles the holder to acquire an additional common share of the Company for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date the Company completes an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. Finders’ fees comprised of 8% cash and 5% finders warrants were paid to certain registered broker dealers in respect of certain of the placees. The Company paid a total of $97,620 in finder’s fees, $100,561 in legal and other issue costs and issued a total of 406,748 finder’s warrants. The total fair value of the unit warrants and finder’s warrants was estimated to be $116,206 and was recorded as separate component of stockholders’ equity.

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
MARCH 31, 2005 (Unaudited)

NOTE 7 – CAPITAL STOCK (cont’d)

During 2004 the Company issued 52,900 shares of common stock on the exercise of stock options at $1.00 per share the consideration for which was the settlement of accounts payable owing to the option holder totalling $52,900 and issued a further 10,000 shares of common stock on settlement of accounts payable of $10,000.

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

In connection with the reverse acquisition of GPI, the Company granted a total of 2,135,000 stock options to previous holders of stock options of GPI with terms and conditions consistent with their original GPI stock options. Of these stock options, 150,000 are subject to straight line vesting for a period of 36 months commencing October 1, 2002. The fair value of these incentive stock options will be recorded as compensation expense over the vesting period. The fair value of these options at the date of grant of $142,500 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%. To December 31, 2004 a total of $106,875 had been recorded as consulting fees in connection with these options which expired unexercised during 2004.

Of the stock options granted to date, a total of 160,000 originally granted at prices ranging from $1.90 per share to $8.50 per share have been repriced to $1.00 per share and as a result, are subject to variable accounting in accordance with the provisions of the FASB No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”). No adjustment was required during 2005 or 2004 relating the variable accounting for these incentive stock options.

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
MARCH 31, 2005 (Unaudited)

NOTE 7 – CAPITAL STOCK (cont’d)

During 2004 the Company granted 100,000 stock options to the Company’s new CFO at a price of $0.70 per share with 50% subject to immediate vesting and the remaining 50% vesting over time or subject to achieving certain financing milestones. These options were granted at a price less than the market price at the date of grant and, in accordance with APB 25, this intrinsic value of $5,000 will be expensed upon vesting of the options of which the entire amount has been expensed as at December 31, 2004. The additional fair value of these options at the date of grant of $67,000 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 3% and an expected volatility of 182%. This additional fair value was previously disclosed on a pro-forma basis upon vesting of the options.

During 2004 the Company granted 550,000 stock options to an officer and directors of the Company and 25,000 stock options to a consultant at a price of $0.50 per share for a period of five years subject to immediate vesting. The fair value of the consultant options of $21,000 was expensed during 2004 and the fair value of the officer and director options of $241,000 was disclosed in Note 2 on a pro-forma basis upon the granting of the options. The fair value of these options at the date of grant totalling $262,000 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 3% and an expected volatility of 185%.

The Company’s stock option activity is as follows:

	Number of	Weighted Average	Weighted Average
	options	Exercise Price	Remaining Life

Balance, December 31, 2003	4,754,370	$0.74	5.55 years
Granted during the period	675,000	0.53
Forfeited during the period	(295,000)	0.96
Exercised during the period	(357,270)	0.57

Balance, December 31, 2004	4,777,100	0.71	4.59 years
Granted during the period	—	—
Forfeited during the period	(97,100)	1.00
Exercised during the period	—	—

Balance, March 31, 2005	4,680,000	$0.71	4.30 years

Share Purchase Warrants

The Company’s share purchase warrant activity is as follows:

	Number of	Weighted Average	Weighted Average
	warrants	Exercise Price	Remaining Life

Balance, December 31, 2003	1,076,535	$1.89	1.53 years
Issued during the period	1,398,810	0.68
Exercised during the period	—	—
Expired during the period	(492,375)	3.04

Balance, December 31, 2004	1,982,970	0.75	1.22 years
Issued during the period	4,940,898	0.30
Exercised during the period	—	—
Expired during the period	—	—

Balance, March 31, 2005	6,923,868	$0.43	1.60 years

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
MARCH 31, 2005 (Unaudited)

NOTE 8 — INCOME TAXES

There were no temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carryforwards amounting to approximately $8,950,000 (December 31, 2004 — $8,900,000) which may be available to reduce future year’s taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 9 – LEGAL SETTLEMENT

The Company has requested that its former transfer agent, X-Clearing Corp. (“X-Clearing”), deliver company documents to a new transfer agent. X-Clearing has claimed a security lien on company documents. Following filing of a complaint by the Company, a preliminary court hearing was held in Denver CO on September 22, 2004, following which both sides agreed to attempt a voluntary mediation process. A resolution was not achieved in the mediation process and the Company reinstituted court action to retrieve its records. The preliminary hearing court determination indicated that by providing proper notice of termination and posting of a bond in the amount of $250,000, it would likely cause X-Clearing to transfer the records of the Company to a new transfer agent. The Company has settled its lawsuit against X-Clearing as set forth at a hearing held March 18, 2005. As part of the settlement, the Company agreed to pay X-Clearing a total of $200,000 was accrued as at December 31, 2004. The amount is payable in two equal installments the first of which is due upon the ability of the new transfer agent to act for the Company and the second of which is payable upon X-Clearing meeting certain conditions as outlined in the settlement. As at March 31, 2005, the Company has posted the $250,000 bond which has been recorded as prepaid expenses and deposits. Subsequent to March 31, 2005, the $200,000 was paid to X-Clearing and the remaining $50,000 was returned to the Company net of certain legal costs incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases. Since our inception, we have devoted substantially all of our resources to research and development activities, primarily with early stage research in the field of gene therapy. We are currently conducting preclinical studies using our TAP gene technology in combination with an in-licensed adeno virus, with the aim of completing our preclinical trials and filing an Investigational Drug Application for cancer in approximately 12 months. We are also pursuing vaccine developments for infectious diseases using our TAP gene technology and an in-licensed Modified Vaccinia Ankora virus with the aim of establishing licensing and partnering relationships to generate revenue and advance our in- house projects closer to commercial products.

We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. In order to carry out our corporate operational plan and to support the anticipated future needs of our research and development activities, we expect that we will have cash requirements of approximately $6,000,000 over the next twenty-four months, which we expect to obtain through additional equity financings. The funding that we need would, if obtained, be used to support our activities pursuant to the Collaborative Research Agreement with the University of British Columbia, clinical grade production of our lead TAP vaccine product, commencement of human clinical studies, advance the development of our prophylactic vaccine campaign and proceed with potential acquisitions or in-licensing of new technologies or products. In the event that we are able to secure funding through the sale of the company’s securities, it is expected that we will expand the company’s management team to include a Director of Corporate Development and a Director of Regulatory Affairs. It is also anticipated that as we advance our product development in oncology and prophylactic vaccines, we will incrementally increase the number of scientists employed under the Collaborative Research Agreement to approximately six.

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

In August 2004, the Collaborative Research Agreement expired and could not be continued because the company lacked the financial resources. However, the University did not terminate the research activities and research and development continued at the University of British Columbia through December 2004 on the understanding that the expenses incurred would be paid once the company received further financing or would be incorporated into the terms of a new agreement. As of March 31, 2005, outstanding debt of GeneMax to the University incurred pursuant to this arrangement was approximately CAN$803,953.

The parties to the Collaborative Research Agreement have agreed to the principal terms of a renegotiated agreement which will provide for an estimated annual budget of CAN$295,000 (in quarterly installments of CAN$73,750) to allow for funding for one Ph.D. scientist and two support technicians. In addition, the University will continue to provide GeneMax with access to university laboratories and equipment at the University.

We have a Production Services Agreement with Molecular Medicine for the production of a chemical grade of our TAP adeno based vaccine for pre-clinical toxicology analysis. However, in August 2004, we ceased production of our clinical grade vaccine due to technical difficulties. Crucell is currently in the process of solving technical issues associated with production yields of the vaccine. Despite the technical difficulties we anticipate a clinical grade TAP based vaccine to be produced utilizing the adeno vector from Crucell or our in-house adeno virus vector to allow the company to meet its milestones for completing toxicology analysis by the end of the first quarter of fiscal 2006. We anticipate commencing clinical grade production of our oncology vaccine in July 2005.

The company was in breach of its contractual obligations with Moleclar Medicine in respect of payments due for Phase I of the project. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the company has a credit of approximately $78,000 with Molecular Medicine to be applied towards future vaccine production.

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

As of the date of this report, $120,967 was owing to Crucell. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy 3 months after receipt in writing to the defaulting party. As of the date of this Annual Report, neither party has given notice of default to the other.

We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines. We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.

Plan of Operation and Funding

Over the next 12 months the Company will focus its efforts to complete development and clinical grade production of its AdhTAP vaccine for oncology and develop its candidate vaccine for infectious disease: the Company’s 12 month operational focus is to manage the lead vaccine candidates for both human cancer and for infectious disease through preclinical and toxicology studies and to advance these products for clinical trials in humans. The Company’s current cash position will allow it to operate to August of 2005. Management believes that an estimated $1,300,000 will be required over the next twelve months and a further $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development and completion of Phase I clinical trials for the TAP Cancer Vaccine and for various operating expenses. The Company plans to increase its research and development activities through outsourcing and collaborations with contract research organizations, industry partners and academic institutions. Over the next 12 months, the Company does not plan to invest in the purchase of equipment and other associated infrastructural costs.

The company has not generated any cash flow to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Therefore, the company must raise additional funds in the future to continue operations. Management believes that the company’s future viability is dependent on the company’s ability to raise additional capital through further private offerings of its stock or loans from private investors. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully, which could significantly and materially restrict or delay the company’s overall business operations.

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

     We have a history of operating losses.

We continue to incur losses and are likely to require additional financing. We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $12,459,710 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. We believe that we will have sufficient cash to satisfy our needs until approximately the end of July 2006. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

The December 31, 2004 consolidated financial statements were prepared “assuming that the company will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually positive cash flow from operations to address all of our cash flow needs. If we were not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders would be materially and adversely affected.

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

The Collaborative Research Agreement with the University of British Columbia expired on August 31, 2004. The parties to the Collaborative Research Agreement have agreed on the principle terms of a renegotiated agreement which will provide for an estimated annual budget of CAN$295,000 (in quarterly installments of CAN$73,750) to allow for funding for one Ph.D. scientist and two support technicians. In addition, the University will continue to provide GeneMax with access to university laboratories and equipment at the University. As at the date of this filing, approximately CAN$468,954 is due to University of British Columbia. To the date of this filing, the University has continued the research activities associated with the Collaborative Research Agreement, however, they are not obliged to continue to do so.

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

While management believes that the Phase I human clinical trials of the TAP Cancer Vaccine in oncology will commence during the second or third quarter of fiscal year 2006 there can be no assurances that they will occur on this time frame, if at all. We may not commence or complete the pivotal clinical trials of the TAP Cancer Vaccine or commence or complete clinical trials involving any other product candidates or may not conduct them successfully. Further, our development costs will increase if we experience any future delays in the preclinical trials or clinical trials for the TAP Cancer Vaccine or other potential products or if we are required to perform additional or larger clinical trials than currently planned. Any substantial delay of or the failure to complete the clinical trials would have a material adverse effect upon our business.

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

Competition in the biotechnology and pharmaceutical industry is, and is expected to remain, significant, and we may never obtain market acceptance of our product candidates.

Competition in the cancer therapeutics and infectious disease vaccine fields is intense and is accentuated by the rapid pace of technological development. Our competitors are domestic and international biotechnology and pharmaceutical companies. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. In addition, many of these companies have name recognition, established positions in the market and long standing relationships with customers and distributors. Moreover, the industry has recently experienced a period of consolidation, during which many of the large domestic and international pharmaceutical companies have been acquiring mid-sized diagnostics companies, further increasing the concentration of resources. Our future success will depend on our ability to effectively develop and market our product candidates against those of our competitors. If our product candidates receive marketing approval, but cannot compete effectively in the marketplace, our business and financial position would suffer greatly. There can be no assurance that technologies will not be introduced that could be directly competitive with or superior to our technologies.

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

As of March 31, 2005, we had reserved 10,000,000 shares of common stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 4,680,000 shares were outstanding as of March 31, 2005. Additionally, as of March 31, 2005, there were 6,923,868 warrants outstanding to purchase our common stock. Sales of common stock underlying these stock options and warrants would have a significant dilutive effect upon our current shareholders and may adversely affect the price of the common stock.

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-QSB that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. The Company intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Item 3. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the

Company’s first quarter of 2005, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) of the Exchange Act) occurred during the first quarter of 2005 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting other than the addition of additional accounting staff.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

In February 2005, the company closed a private placement offering of 9,068,299 units, at a subscription price of $0.15 per unit, with each unit comprised of one share of common stock and one-half of a warrant. The offering was conducted outside of the United States to non-U.S. Persons, in accordance with the registration exemption provided by Regulation S promulgated under the US Securities Act of 1933, as amended. Each whole warrant entitles the holder to purchase one share of common stock for two years at a price of (i) $0.15 before the earlier of four months from the issue date of the warrant and the date the company completes an additional financing of not less than $2,000,000, (ii) $0.30 for the balance of the first year, and (iii) thereafter $0.50. Gross proceeds of the offering were $1,360,244.85. The offering provides the investors with piggy-back registration rights relating to any follow on financing conducted that requires registration of the subject financing shares. The offering was exempt from registration pursuant to Regulation S promulgated under the US Securities Act of 1933, as amended.

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

Date: May 20, 2005	GENEMAX CORP.

/s/ Konstantine Sarafis

Konstantine Sarafis, Chief Executive Officer

/s/ Edward Farrauto

Edward Farrauto, Chief Financial Officer

Index to Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.

32.1	Certification Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.