Form 10QSB
period 2005-06-30
GENEMAX CORP
filed 2005-08-19
CIK 1094038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
☑ Yes ☐ No
Number of shares outstanding of the issuer’s Common Stock:

Class	Outstanding at August 15, 2005

Common Stock, $0.001 par value	29,172,176

Form 10-QSB
Index

Part I – FINANCIAL INFORMATION

Item 1. Interim Financial Statements
Interim Consolidated Balance Sheets, June 30, 2005 (unaudited) and December 31, 2004	1
Interim Consolidated Statements of Operations for the six months and three months ended June 30, 2005 and 2004 (unaudited) and for the period from July 27, 1999 (inception) to June 30, 2005 (unaudited)	2
Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited) and for the period from July 27, 1999 (inception) to June 30, 2005 (unaudited)	3
Notes to Interim Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Controls and Procedures	20

Part II – OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	21
Certification of CEO
Certification of CFO
Certification Pursuant to Section 906
 ii

Part I. Financial information
Item 1. Financial Statements
GENEMAX CORP.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$202,620	$11,646
Prepaids and other	48,640	467

	251,260	12,113

FURNITURE AND EQUIPMENT, (Note 4)
net of depreciation of $176,624 (2004 - $158,955)	19,576	35,273
DEFERRED FINANCE FEES (Note 5)	—	40,800

	$270,836	$88,186

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$738,391	$919,065
Research agreement obligations (Note 3)	580,312	808,814
Convertible notes payable (Note 5)	456,667	477,100
Due to related parties (Note 6)	196,183	323,337

	1,971,553	2,528,316

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, and 6)

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital stock (Note 7)
Common stock, $0.001 par value, 50,000,000 shares authorized 29,172,176 shares issued and outstanding (2004 – 20,103,875)	29,172	20,104
Additional paid-in capital	10,379,913	9,343,123
Common stock purchase warrants	857,656	695,200
Deficit accumulated during the development stage	(12,919,397)	(12,434,770)
Accumulated other comprehensive income (loss)	(48,061)	(63,787)

	(1,700,717)	(2,440,130)

	$270,836	$88,186

The accompanying notes are an integral part of these interim consolidated financial statements

GENEMAX CORP.
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					July 27, 1999
	Three Months Ended June 30,		Six months ended June 30		(inception) to
	2005	2004	2005	2004	June 30, 2005

INTEREST INCOME	$2,846	$—	$2,846	$—	$29,417

EXPENSES
Consulting fees	2,193	3,000	14,088	14,832	636,388
Consulting fees – stock-based	—	14,375	—	26,250	2,824,775
Depreciation	8,916	9,733	17,669	19,801	176,624
Gain on settlement of debts (Note 6)	—	—	(142,549)	—	(142,549)
License fees	—	214	—	61,454	328,800
Management fees and salaries	45,444	39,078	79,765	106,940	1,056,843
Office and general	63,284	64,451	124,793	153,031	1,639,664
Professional fees	94,973	147,326	124,404	258,052	1,433,046
Research and development	235,105	232,384	250,099	483,984	3,936,835
Research and development – stock-based	—	—	—	—	612,000
Transfer agent	11,648	8,115	12,925	12,949	242,044
Travel	970	2,645	6,279	53,102	204,344

	462,533	521,321	(487,473)	1,190,395	12,948,814

NET LOSS FOR THE PERIOD	$(459,687)	$(521,321)	$(484,627)	$(1,190,395)	$(12,919,397)

BASIC NET LOSS PER SHARE	$(0.02)	$(0.03)	$(0.02)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,172,174	20,098,820	27,268,332	19,763,890

The accompanying notes are an integral part of these interim consolidated financial statements

GENEMAX CORP.
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			July 27, 1999
			(inception) to
	Six Months Ended June 30		June 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(484,627)	$(1,190,395)	$(12,919,397)

Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	17,669	19,801	176,624
- non-cash interest and finance fees	66,617	5,800	142,017
- non-cash consulting fees	—	—	5,750
- non-cash license fees	—	—	10,500
- stock-based compensation	—	26,250	3,436,775
- non-cash gain on settlement of debts	(142,549)	—	(142,549)
- prepaid expenses, accounts receivable and deposits	(48,173)	(1,764)	(42,640)
- accounts payable	(150,027)	375,512	969,839
- research agreement obligations	(228,502)	(136,726)	(580,312)

NET CASH USED IN OPERATING ACTIVITIES	(969,592)	(901,522)	(7,782,769)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(1,972)	—	(196,200)
Pre reverse acquisition advances from GMC	—	—	250,000
Cash acquired on reverse acquisition of GMC	—	—	173,373

NET CASH FROM (USED IN) INVESTING ACTIVITIES	(1,972)	—	227,173

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	1,162,064	550,000	6,857,424
Deferred finance fees	—	(85,976)	(74,100)
Convertible loans payable	—	500,000	500,000
Loans payable	—	—	136,245
Advances (to) from related parties	(15,252)	57,138	386,708

NET CASH FLOWS FROM FINANCING ACTIVITIES	1,146,812	1,021,162	7,806,277

EFFECT OF EXCHANGE RATE CHANGES	15,726	5,921	(48,061)

INCREASE (DECREASE) IN CASH	190,974	125,561	202,620

CASH, BEGINNING OF PERIOD	11,646	19,451	—

CASH, END OF PERIOD	$202,620	$145,012	$202,620

SUPPLEMENTAL DISCLOSURES:
Interest paid	$29,022	$—	$29,022

Taxes paid	$—	$—	$—

   Other non-cash investing and financing activities: Refer to Notes 5, 6 and 7.
The accompanying notes are an integral part of these interim consolidated financial statements

GENEMAX CORP.
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 (Unaudited)

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
The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at June 30, 2005, the company has a working capital deficiency of $1,720,293, a capital deficiency of $1,700,717 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the company’s ability to continue as a going concern. The ability of the company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. Costs relating to future clinical trials of the company’s cancer immunotherapy vaccine are a part of normal product development and advancement. Since internally generated cash flow will not fund development and commercialization of the company’s products, the company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities. The company’s operations and financing requirements are expected to expand upon entering clinical trials with its TAP cancer vaccine.
Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2004 included in the company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
JUNE 30, 2005 (Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, accounts payable and amounts due to related parties approximate carrying values due to the short-term maturity of the instruments. The convertible notes payable have been recorded at estimated fair value (refer to Note 5).
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
JUNE 30, 2005 (Unaudited)

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
The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

	For the period ended June 30,
	2005	2004

Net loss for the period as reported	$(484,627)	$(1,190,395)
Additional SFAS 123 employee compensation expense	—	(33,500)

Pro-forma net loss for the period	$(484,627)	$(1,223,895)

Pro-forma basic net loss per share	$(0.02)	$(0.06)

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
JUNE 30, 2005 (Unaudited)

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
GPI and UBC entered into a Collaborative Research Agreement (“CRA”) dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totaling CAN$498,980 to be paid in four equal instalments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at December 31, 2004 CAN$235,759 was payable in connection with the original CRA terms. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research. The CRA ended on its scheduled termination date of August 31, 2004. For the period from September 1, 2004 to December 31, 2004 the company recorded a further CAN$568,195 in connection with ongoing research and patent activities and cost overruns on the original CRA with UBC resulting in a total of CAN$803,954 (US$668,847) owing to UBC as at December 31, 2004. The company has made payments of CAN$335,000 during 2005 leaving a balance of $468,954 (US$380,045) owing as of June 30, 2005.
During 2005 the company and UBC negotiated a one year extension of the CRA expiring May 30, 2006 with a total additional funding commitment by the company of CAN$294,696. The payment schedule for this contract is as follows:

Upon execution of the Agreement	CAN$73,674 (paid May 2005)
June 1, 2005	CAN$73,674 (paid June 2005)
September 1, 2005	CAN$73,674
December 1, 2005	CAN$73,674

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
JUNE 30, 2005 (Unaudited)

NOTE 3 – RESEARCH AGREEMENTS (continued)

In addition, the company and UBC agreed on a payment schedule for the balance of CAN$803,954 payable at December 31, 2004 as follows:

Upon executions of the Agreement	CAN$335,000 (paid in May 2005)
August 1, 2005	CAN$100,000 (not paid)
November 1, 2005	CAN$100,000
February 1, 2005	CAN$100,000
May 1, 2006	CAN$100,000
May 15, 2006	CAN$68,954
During 2004, the company entered in to an exclusive worldwide license agreement with UBC for the use of a novel assay technology intended to be used to screen and select new drugs that regulate immune responses. The term of the license is for the longer of 20 years and the last expiry of a patent obtained in connection with the technology. In consideration for the license, during 2003 the company issued to UBC 10,000 restricted shares of common stock with a fair value of $10,000 and must pay an annual maintenance fee of $500 and all costs required to obtain any patents related thereto.
Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement
Effective August 7, 2003 Crucell and GPI entered into a five year Research License and Option Agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its PER.C6 technology. The Agreement includes an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the technology. Under the terms of the agreement, the company is required to make initial and ongoing option maintenance payments over the five year term totalling 450,000 Euros due upon invoice from Crucell. To December 31, 2003 the company had made all payments required totalling $115,490 (100,000 Euros), a further $60,864 (50,000 Euros) was incurred during the first quarter of 2004 a further $60,103 (50,000 Euros) was incurred during the third quarter of 2004 and a further $64,300 (50,000 Euros) was incurred during 2005 leaving $185,267 (150,000 Euros) owing as at December 31, 2004 and June 30, 2005 under the terms of the agreement. Effective July 6, 2005 Crucell has given the company notice of default. The company has three months to remedy this issue.
Molecular Medicine BioServices, Inc. (“Molecular Medicine”) – Production Service Agreement
Effective March 18, 2003 Molecular Medicine and GMC entered into a Production Service Agreement, as amended on August 29, 2003, whereby Molecular Medicine will produce the clinical vector for delivery of the TAP gene used in the company’s cancer immunotherapy product. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. To December 31, 2003 the company has made all payments required under the terms of the agreement totalling $108,500 and during 2004 a further $15,000 has been incurred and is owing as at June 30, 2005. This contract has been re-negotiated and will require Molecular Medicine to quality control the vaccine vector prior to commencing production.
NOTE 4 – FURNITURE AND EQUIPMENT

	June 30,	December 31,
	2005	2004

Office furniture and equipment`	$12,397	$10,425
Laboratory equipment	183,803	183,803

	196,200	194,228
Less: accumulated depreciation	(176,624)	(158,955)

	$19,576	$35,273

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
JUNE 30, 2005 (Unaudited)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

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
The company also incurred $74,100 of costs in connection with this financing resulting in a total of $89,100 being recorded as deferred finance fees. These costs will be expensed over the term of the convertible promissory notes or the remaining unamortized amount will be charged to stockholders’ equity if the notes are converted. As of June 30, 2005 $89,100 (December 31, 2004 - $48,300) of the deferred finance fees have been expensed. As at June 30, 2005 $12,645 (December 31 2004 — $21,667) of accrued and unpaid interest is included in accounts payable.
The fair value of the convertible promissory notes at issuance was estimated to be $450,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20% per annum. As a result, the fair value of the equity component of this instrument (comprised of the common stock purchase warrants and the debt conversion feature) was estimated to be the remaining $50,000. The equity component was attributed entirely to the common stock purchase warrants and recorded as a separate component of stockholders’ equity as the conversion feature did not have a beneficial intrinsic value and its fair value was otherwise determined not to be material. The company will record a further interest expense over the term of the notes of $50,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To January 31, 2005 a further interest expense of $4,150 was accrued resulting in a carrying value of the notes of $481,250 (December 31, 2004 — $477,100).
Effective January 31, 2005 the company amended the terms of the convertible notes payable to extend the maturity to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term. In addition the term of the warrants will be extended for a period of greater than the original two years up to a maximum of ten years dependent on the company obtaining specified listing status of the company’s common stock as per the amending agreement. As at the date of this modification, the company estimated the fair value of the modified convertible promissory notes to be $435,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20%. As a result, the fair value of the equity component of this modified instrument (being the amended common stock purchase warrants) was estimated to be $46,250. The company will record a further interest expense over the amended term of the notes of $65,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To June 30, 2005 a further interest expense of $21,667 has been accrued resulting in a carrying value of the notes of $456,667.
NOTE 6 –RELATED PARTY TRANSACTIONS

During 2004 the company entered into an agreement with the company’s new Chief Financial Officer (“CFO”). Under the terms of the agreement the CFO will be paid a total of CAN$5,000 per month for twelve months ending May 21, 2005. In addition, in connection with this agreement the company granted the CFO 100,000 stock options as described in Note 7. The company has continued to engage the services of the CFO on a month to month basis at a rate of CAN $5,000 per month.
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

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
JUNE 30, 2005 (Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS (continued)

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
In addition, during 2005 the company made cash settlements on certain trade payables resulting in a further gain of $30,647.
The following amounts have been incurred to these related parties:

	For the period ended June 30,
	2005	2004

Management fees	$77,387	$96,941
Research and development	38,390	67,966

	$115,777	$164,907

As at June 30, 2005 the company has total commitments remaining relating to the above management and consulting agreements for the periods ended December 31, 2005, 2006 and 2007 of approximately $116,560, $113,119 and $113,119 respectively.
During the period GPI and the company incurred $115,777 in fees and $3,862 in expense reimbursements to these and former related parties and made repayments of $134,891. During the period $111,902 of amounts owing to these related parties and a former related party were written off in connection with the settlements described above leaving $196,183 owing to related parties as at June 30, 2005 (December 31, 2004, — $323,337). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.
Refer to Note 3.
NOTE 7 – CAPITAL STOCK

During 2005 the company completed a private placement financing of 9,068,301 units at a price of $0.15 per unit for gross proceeds of $1,360,245. Each unit is comprised of one common share and one-half of a common share purchase warrant. Each whole common share purchase warrant entitles the holder to acquire an additional common share of the company for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date the company completes an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. The company paid finders’ fees in connection with certain of the proceeds placed comprised of 8% of the cash placed and finders warrants for 5% of the units placed. The company paid a total of $97,620 in cash finder’s fees, $100,561 in legal and other issue costs and issued a total of 406,748 finder’s warrants. The total fair value of the unit warrants and finder’s warrants was estimated to be $116,206 and was recorded as separate component of stockholders’ equity.

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
JUNE 30, 2005 (Unaudited)

NOTE 7 – CAPITAL STOCK (continued)

During 2004 the company issued 52,900 shares of common stock on the exercise of stock options at $1.00 per share the consideration for which was the settlement of accounts payable owing to the option holder totaling $52,900 and issued a further 10,000 shares of common stock on settlement of accounts payable of $10,000.
During 2004 the company issued 304,370 shares of common stock on the exercise of stock options at $0.50 per share for proceeds of $152,185 which was paid by way of offset of amounts originally owing by the company to certain consultants of the company which were assigned by these consultants to certain options holders. These amounts were originally owing by the company as a result of cash advances made to the company totaling $50,000 and expenses incurred on behalf of the company totalling $102,185.
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
Of the stock options granted to date, a total of 160,000 originally granted at prices ranging from $1.90 per share to $8.50 per share have been repriced to $1.00 per share and as a result, are subject to variable accounting in accordance with the provisions of the FIN 44. No adjustment was required during 2005 or 2004 relating the variable accounting for these incentive stock options.

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
JUNE 30, 2005 (Unaudited)

NOTE 7 – CAPITAL STOCK (continued)

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
The company’s stock option activity is as follows:

	Number of	Weighted Average	Weighted Average
	options	Exercise Price	Remaining Life

Balance, December 31, 2003	4,754,370	$0.74	5.55 years
Granted during the period	675,000	0.53
Forfeited during the period	(295,000)	0.96
Exercised during the period	(357,270)	0.57

Balance, December 31, 2004	4,777,100	0.71	4.59 years
Granted during the period	—	—
Forfeited during the period	(97,100)	1.00
Exercised during the period	—	—

Balance, June 30, 2005	4,680,000	$0.71	4.05 years

Share Purchase Warrants
The company’s share purchase warrant activity is as follows:

	Number of	Weighted Average	Weighted Average
	warrants	Exercise Price	Remaining Life

Balance, December 31, 2003	1,076,535	$1.89	1.53 years
Issued during the period	1,398,810	0.57
Exercised during the period	—	—
Expired during the period	(492,375)	3.04

Balance, December 31, 2004	1,982,970	0.68	1.22 years
Issued during the period	4,940,898	0.30
Exercised during the period	—	—
Expired during the period	—	—

Balance, June 30, 2005	6,923,898	$0.41	1.35 years

GENEMAX CORP.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(a development stage company)
JUNE 30, 2005 (Unaudited)

NOTE 8 – INCOME TAXES

There were no temporary differences between the company’s tax and financial bases that result in deferred tax assets, except for the company’s net operating loss carry forwards amounting to approximately $9,200,000 (December 31, 2004 — $8,900,000) which may be available to reduce future year’s taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the company’s limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.
NOTE 9 – LEGAL SETTLEMENT

The company requested that its former transfer agent, X-Clearing Corp. (“X-Clearing”), deliver company documents to a new transfer agent. X-Clearing claimed a security lien on company documents. Following filing of a complaint by the company, a preliminary court hearing was held in Denver CO on September 22, 2004, following which both sides agreed to attempt a voluntary mediation process. A resolution was not achieved in the mediation process and the company reinstituted court action to retrieve its records. The preliminary hearing court determination indicated that by providing proper notice of termination and posting of a bond in the amount of $250,000, it would likely cause X-Clearing to transfer the records of the company to a new transfer agent. The company has settled its lawsuit against X-Clearing as set forth at a hearing held March 18, 2005. As part of the settlement, the company agreed to pay X-Clearing a total of $200,000 which was accrued as at December 31, 2004. The amount is payable in two equal installments the first of which is due upon the ability of the new transfer agent to act for the company and the second of which is payable upon X-Clearing meeting certain conditions as outlined in the settlement. As at March 31, 2005, the company had posted the $250,000 bond which was been recorded as prepaid expenses and deposits. During the second quarter of 2005, the $200,000 was paid to X-Clearing and the remaining $50,000 was returned to the company net of certain legal costs incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases. Since our inception, we have devoted substantially all of our resources to research and development activities, primarily with early stage research in the field of gene therapy. We are currently conducting preclinical studies using our TAP gene technology with the aim of completing our preclinical trials and filing an Investigational Drug Application for cancer in approximately 12 months. We are also pursuing vaccine developments for infectious diseases using our TAP gene technology and an in-licensed Modified Vaccinia Ankora virus with the aim of establishing licensing and partnering relationships to generate revenue and advance our in- house projects closer to commercial products.
We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. In order to carry out our corporate operational plan and to support the anticipated future needs of our research and development activities, we expect that we will have cash requirements of approximately $6,000,000 over the next twenty-four months, which we expect to attempt to obtain through additional private placements of securities. The funding that we need would, if obtained, be used to support our activities pursuant to the Collaborative Research Agreement with the University of British Columbia, clinical grade production of our lead TAP vaccine product, commencement of human clinical studies, advance the development of our prophylactic vaccine campaign and proceed with potential acquisitions or in-licensing of new technologies or products. In the event that we are able to secure funding through the sale of the company’s securities, it is expected that we will expand the company’s management team to include a Director of Corporate Development and a Director of Regulatory Affairs. It is also anticipated that if we are able to advance our product development in oncology and prophylactic vaccines, we would incrementally increase the number of scientists employed under the Collaborative Research Agreement to approximately six from the current three.
If we are able to generate revenues in the next few years, we expect that the source of such revenue would most likely consist of payments under collaborative arrangements with third parties, government grants, and license fees. We have incurred losses since our inception and expect to incur losses over the next several years due to our lack of any substantial source of revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully acquire, develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenues or profitability.
We conduct our research and development at the University of British Columbia under the Collaborative Research Agreement, and contract out clinical grade production of our TAP based vaccines. In addition, we in-license one of our adeno and MVA vectors.
In August 2004, the Collaborative Research Agreement expired and could not be continued because the company lacked the financial resources. However, the University did not terminate the research activities and research and development continued at the University of British Columbia through December 2004 on the understanding that the expenses incurred would be paid once the company received further financing or would be incorporated into the terms of a new agreement. As of June 30, 2005, outstanding debt of GeneMax to the University incurred pursuant to this arrangement was approximately CAN$468,954.
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
We have a Production Services Agreement with Molecular Medicine for the production of a Good Manufacturing Practices (GMP) grade TAP adeno based vaccine for pre-clinical toxicology analysis. However, in August 2004, we ceased production of one of our AdenoTAP vaccine candidates due to technical difficulties. The company has resolved technical issues for one of its AdenoTAP vaccine candidates and is currently in the process of assessing its productivity. Despite the technical difficulties we anticipate a clinical grade TAP based vaccine to be produced utilizing the adeno vector with the greatest productivity and to allow the company to meet its milestones for completing toxicology analysis by the end of the first quarter of fiscal 2006. We anticipate commencing clinical grade production of our oncology vaccine in October 2005.
The company was in breach of its contractual obligations with Molecular Medicine in respect of payments of $15,000 for Phase I of the project. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the company has a credit of approximately $78,000 with Molecular Medicine to be applied towards future vaccine production.
We have a Research License and Option Agreement with Crucell (Netherlands) for the use of the PER C6 cell line for our in-house development programs.
As of the date of this report, approximately $245,000 was owing to Crucell. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy are not taken within 3 months after notice in writing to the defaulting party. Crucell gave GeneMax notice of default on July 6, 2005. Genemax has until 3 months from the date of notice to remedy this issue.
We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines. We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.
Plan of Operation and Funding
Over the next 12 months the company will focus its efforts to complete development and clinical grade production of its AdhTAP vaccine for oncology and develop its candidate vaccine for infectious disease. The company’s 12 month operational focus is to manage the lead vaccine candidates for both human cancer and for infectious disease through preclinical and toxicology studies and to advance these products for clinical trials in humans. The company’s current cash position should allow it to continue to operate until September of 2005. Management believes that an estimated $1,300,000 will be required over the next twelve months and a further $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development and completion of Phase I clinical trials for the TAP Cancer Vaccine and for various operating expenses. If funding were available, the company plans to increase its research and development activities through outsourcing and collaborations with contract research organizations, industry partners and academic institutions. Over the next 12 months, the company does not plan to invest in the purchase of equipment and other associated infrastructural costs.
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
Application of Critical Accounting Policies
The company grants stock options to compensate certain employees, officers, directors, and consultants of the company. As the company is currently in the development stage, these stock options form a significant portion of the overall compensation provided by the company. As a result, the company’s accounting policy with respect to these grants of stock options is critical to the company’s overall financial statement presentation, financial position, and results of operations.
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
Recent Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the company for its first annual or interim period ended on or after December 15, 2005. The company will adopt SFAS 123R no later than October 1, 2005. Management is currently evaluating the potential impact that the adoption of SFAS 123R will have on the company’s financial position and results of operations.
In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions (“SFAS 153”). SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the company’s financial position or results of operations.
Risk Factors
An investment in GeneMax entails certain risks that should be carefully considered. In addition, these risk factors could cause actual results to differ materially from those expected include the following:
We have a history of operating losses and need to raise funds immediately.
We continue to incur losses and are likely to require additional financing. We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $12,919,397 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. We believe that we will have sufficient cash to satisfy our needs until approximately the end of July 2005. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could cause the company to cease operations.
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
We have historically entered into research and development agreements with collaborative partners. Pursuant to these agreements, our collaborative partners provide us with the intellectual property and licenses of the intellectual property necessary to develop and commercialize our product candidates. We will continue to rely on future collaborative partners for the development of products and technologies. There can be no assurance that we will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful. To the extent that we are not able to establish such arrangements, we could be forced to undertake such activities at our own expense. The amount and timing of resources that any of these partners devotes to these activities will generally be based on progress by us in our product development efforts. Some of our collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement.

The Collaborative Research Agreement with the University of British Columbia expired on August 31, 2004. The parties to the Collaborative Research Agreement have agreed on the principle terms of a renegotiated agreement which will provide for an estimated annual budget of CAN$295,000 (in quarterly installments of CAN$73,750) to allow for funding for one Ph.D. scientist and two support technicians. In addition, the University will continue to provide GeneMax with access to university laboratories and equipment at the University. As at the date of this quarterly report, approximately CAN$468,954 is due to University of British Columbia. To the date of this filing, the University has continued the research activities associated with the Collaborative Research Agreement, however, they are not obliged to continue to do so.
To December 31, 2003, we have made payments total payment of $115,490 to Crucell Holland B.V. pursuant to the terms of the Research License and Option Agreement. However, a further $60,864 was due and payable on February 7, 2004, a further $60,103 (€ 50,000) was due and payable on August 7, 2004 and a further $64,300 was due and payable February 7, 2005, leaving $185,267 owing as of June 30, 2005 under the terms of the agreement. To date, the company had not these amounts. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy within three months after notice in writing to the defaulting party. On July 6, 2005, GeneMax received notice of default from Crucell Holland.
The company was in breach of its license obligations with Crucell in respect of payments due under the license agreement. The parties are currently in discussions in order to remedy the company’s license obligations.
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
The testing of our products is subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration, or FDA, and certain foreign regulatory agencies. Pursuant to the Federal Food, Drug, and Cosmetic Act, and the regulations promulgated there under, the FDA regulates the preclinical and clinical testing, development, and commercialization of our potential products. Noncompliance with applicable requirements can result in, among other consequences, fines, injunctions, civil penalties, recall or seizure of products, repair, replacement or refund of the cost of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals, and criminal prosecution.
Government regulation imposes significant costs and restrictions on the development and commercialization of our products and services. Our success will depend, in part, on our ability to satisfy regulatory requirements. We may not receive required regulatory approvals on a timely basis, if at all. Government agencies heavily regulate the production and sale of healthcare products and the provision of healthcare services. In particular, the FDA and comparable agencies in foreign countries must approve human therapeutic and diagnostic products before they are marketed, as well as the facilities in which they are made. This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures. Our failure to comply with applicable regulatory approval requirements may lead regulatory authorities to take action against us, which may delay or cease the development and commercialization of our product candidates.
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
There has, to date, been no active public market for our common stock, and there can be no assurance that an active public market will develop or be sustained; Lack of Dividends.
Our common stock has been traded on the OTC Bulletin Board since prior to the acquisition of GeneMax Pharmaceuticals. Both before and since the acquisition, trading in our common stock has been sporadic with insignificant volume. Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations. These broad market fluctuations and other factors, such as new product developments, trends in our industry, the investment markets, economic conditions generally, and variation in our results of operations, may adversely affect the market price of our common stock. In addition, our common stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in “penny stocks.” Such rules require the delivery, prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to certain investors. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in securities subject to the penny stock rules. We do not intend to pay any cash dividends on our common stock in the foreseeable future. Significant fluctuations in out stock price may have a material adverse effect upon our shareholders.
We are controlled by management.
As of June 30, 2005, our officers and directors owned of record approximately 2,770,465 or 9.50% of the outstanding shares of common stock. If they exercise all of the options that they currently hold, they would own 5,820,465, shares of our common stock or 18.06% of the outstanding shares of common stock. Due to their stock ownership, the officers and directors may be in a position to elect the Board of Directors and to control our business and affairs, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the company’s securities. The interest of our officers and directors may differ from the interests of other shareholders.
As of June 30, 2005, we had reserved 10,000,000 shares of common stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 4,680,000 shares were outstanding as of June 30, 2005. Additionally, as of June 30, 2005, there were 6,923,868 warrants outstanding to purchase our common stock. Sales of common stock underlying these stock options and warrants would have a significant dilutive effect upon our current shareholders and may adversely affect the price of the common stock.
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
Item 3. Controls and Procedures
The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are communicated, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the end of the company’s second quarter of 2005, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the company’s management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) of the Exchange Act) occurred during the second quarter of 2005 that materially affected, or were reasonably likely to materially affect, the company’s internal control over financial reporting other than the addition of additional accounting staff.
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
In March 2005 both X-Clearing and the company filed additional court documentation in respect of the matter and a hearing was set for March 18, 2005. Immediately prior to the hearing a settlement was negotiated whereby the company agreed to pay $200,000 to X-Clearing in exchange for all of its corporate records. The parties also exchanged various indemnity agreements. As at the date of this filing, the parties entered into a settlement agreement and completed a settlement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

Date: August 19, 2005	GENEMAX CORP.
/s/ Konstantine Sarafis
Konstantine Sarafis, Chief Executive Officer

/s/ Edward Farrauto
Edward Farrauto, Chief Financial Officer

Exhibit Index
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