Form 10QSB
period 2005-09-30
GENEMAX CORP
filed 2005-12-02
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from Commission File Number: 0-27239 GENEMAX CORP. (Exact name of registrant as specified in its charter)
Nevada	88-0277072
(State of incorporation)	(I.R.S. Employer Identification No.)
Suite 400, 1681 Chestnut Street, Vancouver, British Columbia, Canada, V6J 4M6 (Address of Principal Executive Offices) (604) 331-0400 (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes	[ ] No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes	[X] No

Number of shares outstanding of the issuer's Common Stock:
Class	Outstanding at December 1, 2005
Common Stock, $0.001 par value	29,172,176

Transitional Small Business Disclosure Format (check one)
[ ] Yes	[X] No

__________

Form 10-QSB
Index

Part I - FINANCIAL INFORMATION
Item 1.	Interim Financial Statements
	Interim Consolidated Balance Sheets, September 30, 2005 (unaudited) and December 31, 2004	1
	Interim Consolidated Statements of Operations for the nine months and three months ended September 30, 2005 and 2004 (unaudited) and for the period from July 27, 1999 (inception) to September 30, 2005 (unaudited)	2
	Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited) and for the period from July 27, 1999 (inception) to September 30, 2005 (unaudited)	3
	Notes to Interim Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Controls and Procedures	20

Part II - OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	21

Part I. Financial information

Item 1. Financial Statements

GENEMAX CORP.
(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005
(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

GENEMAX CORP.

(a development stage company)

CONSOLIDATED BALANCE SHEETS
	September 30, 2005	December 31, 2004
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 77,905	$ 11,646
Prepaids and other	25,729	467

	103,634	12,113
FURNITURE AND EQUIPMENT, (Note 4)
net of depreciation of $176,624 (2004 - $158,955)	18,904	35,273
DEFERRRED FINANCE FEES (Note 5)	-	40,800

	$ 122,538	$ 88,186

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 829,344	$ 919,065
Research agreement obligations (Note 3)	627,097	808,814
Convertible notes payable (Note 5)	469,667	477,100
Due to related parties (Note 6)	213,208	323,337

	2,139,316	2,528,316

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, and 6)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital stock (Note 7)
Common stock, $0.001 par value, 50,000,000 shares authorized
29,172,176 shares issued and outstanding (2004 - 20,103,875)	29,172	20,104
Additional paid-in capital	10,379,913	9,343,123
Common stock purchase warrants	857,656	695,200
Deficit accumulated during the development stage	(13,231,032)	(12,434,770)
Accumulated other comprehensive income (loss)	(52,487)	(63,787)

	(2,013,778)	(2,440,130)

	$ 122,538	$ 88,186

The accompanying notes are an integral part of these interim consolidated financial statements

GENEMAX CORP.

(a development stage company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three Months Ended September 30,	Nine months ended September 30			July 27, 1999 (inception) to September 30,
	2005	2004	2005	2004	2005

INTEREST INCOME	$ 765	$ -	$ 3,611	$ -	$ 30,182

EXPENSES
Consulting fees	4,616	3,000	18,704	17,832	641,004
Consulting fees - stock-based	-	32,875	-	59,125	2,824,775
Depreciation	672	8,857	18,341	28,658	177,296
Gain on settlement of debts (Note 6)	-	-	(142,549)	-	(142,549)
License fees	-	60,103	-	121,557	328,800
Management fees and salaries	45,373	42,979	125,138	149,919	1,102,216
Office and general	42,693	60,550	167,486	228,042	1,682,357
Professional fees	57,849	70,770	182,253	328,222	1,490,895
Research and development	156,897	116,362	406,996	600,346	4,093,732
Research and development - stock-based	-	-	-	-	612,000
Transfer agent	777	1,512	13,702	14,461	242,821
Travel	3,523	2,402	9,802	41,043	204,867

	312,400	399,410	799,873	1,589,805	13,261,214

NET LOSS FOR THE PERIOD	$ (311,635)	$ (399,410)	$ (796,262)	$ (1,589,805)	$ (13,231,032)

BASIC NET LOSS PER SHARE	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	29,172,174	20,103,875	27,909,920	19,878,027

The accompanying notes are an integral part of these interim consolidated financial statements

GENEMAX CORP.

(a development stage company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	Nine Months Ended September 30		July 27, 1999 (inception) to September 30,
	2005	2004	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (796,262)	$ (1,589,805)	$ (13,231,032)
Adjustments to reconcile net loss to net cash from operating activities:
- depreciation	18,341	28,658	177,296
- non-cash interest and finance fees	79,617	40,600	155,017
- non-cash consulting fees	-	-	5,750
- non-cash license fees	-	-	10,500
- stock-based compensation	-	59,125	3,436,775
- non-cash gain on settlement of debts	(142,549)	-	(142,549)
- prepaid expenses, accounts receivable and deposits	(25,262)	(522)	(19,729)
- accounts payable	(59,074)	463,971	1,060,792
- research agreement obligations	(181,717)	(60,577)	627,097

NET CASH USED IN OPERATING ACTIVITIES	(1,106,906)	(1,058,550)	(7,920,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(1,972)	-	(196,200)
Pre reverse acquisition advances from GMC	-	-	250,000
Cash acquired on reverse acquisition of GMC	-	-	173,373

NET CASH FROM (USED IN) INVESTING ACTIVITIES	(1,972)	-	227,173

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	1,162,064	550,000	6,857,424
Deferred finance fees	-	(85,976)	(74,100)
Convertible loans payable	-	500,000	500,000
Loans payable	-	-	136,245
Advances (to) from related parties	1,773	98,290	403,733

NET CASH FLOWS FROM FINANCING ACTIVITIES	1,163,837	1,062,314	7,823,302

EFFECT OF EXCHANGE RATE CHANGES	11,300	5,352	(52,487)

INCREASE IN CASH	66,259	9,116	77,905

CASH, BEGINNING OF PERIOD	11,646	19,451	-

CASH, END OF PERIOD	$ 77,905	$ 28,567	$ 77,905

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ 33,111	$ -	$ 33,111

Taxes paid	$ -	$ -	$ -

Other non-cash investing and financing activities: Refer to Notes 5, 6 and 7.

The accompanying notes are an integral part of these interim consolidated financial statements

GENEMAX CORP. (a development stage company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On May 9, 2002, GeneMax Corp. ("GMC" or the "Company"), a Nevada corporation entered into a letter of intent to acquire 100% of the issued and outstanding common shares of GeneMax Pharmaceuticals Inc. (a development stage company) ("GPI"), in exchange for a total of 11,431,965 restricted shares of common stock of GMC. During July and August, 2002 the Company completed the transaction pursuant to a definitive Share Exchange Agreement and issued 11,231,965 restricted shares of common stock to the GPI stockholders and 200,000 shares of common stock as a finder's fee. This acquisition was accounted for as a reverse merger. GPI is a private Delaware company incorporated July 27, 1999 which has a wholly-owned subsidiary, GeneMax Pharmaceuticals Canada Inc. ("GPC"), a private British Columbia company incorporated May 12, 2000. GPI is a development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment and eradication of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

During 2000 GPI and the University of British Columbia ("UBC") entered into a world-wide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC. Also during 2000 GPI and UBC entered into a Collaborative Research Agreement ("CRA") appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments. The lead product resulting from these licenses is a cancer immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically the Company has advanced the technology through issuance of U.S. patents, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and contracted out production of a clinical grade vaccine. The Company plans to continue development of the lead product vaccine (Transporters of Antigen Processing ("TAP")) through clinical trials. The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products. The assay technology acquired has received U.S. patent protection.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at September 30, 2005, the Company has a working capital deficiency of $2,035,628, a capital deficiency of $2,013,778 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are a part of normal product development and advancement. Since internally generated cash flow will not be sufficient to fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities. The Company's operations and financing requirements are expected to expand upon entering clinical trials with its TAP cancer vaccine.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005

GENEMAX CORP. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (a development stage company) SEPTEMBER 30, 2005 (Unaudited)

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

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of stock-based compensation, the fair value of the components of the convertible notes payable and the useful life of furniture and equipment.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

GENEMAX CORP. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (a development stage company) SEPTEMBER 30, 2005 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At September 30, 2005 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company for the year ended December 31, 2002 and the required disclosures have been made below.

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

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

	For the period ended September 30,
	2005	2004

Net loss for the period as reported	$ (796,262)	$ (1,589,805)
Additional SFAS 123 employee compensation expense	-	(274,500)

Pro-forma net loss for the period	$ (796,262)	$ (1,864,305)

Pro-forma basic net loss per share	$ (0.03)	$ (0.09)

GENEMAX CORP. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (a development stage company) SEPTEMBER 30, 2005 (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the FASB No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

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

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totaling CAN$498,980 to be paid in four equal instalments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$ 2,973,049 of which CAN$991,515 was to be paid for the year ended December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at December 31, 2004 CAN$235,759 was payable in connection with the original CRA terms. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research. The CRA ended on its scheduled termination date of August 31, 2004. For the period from September 1, 2004 to December 31, 2004 the Company recorded further costs of CAN$568,195 in connection with ongoing research and patent activities and cost overruns on the original CRA with UBC resulting in a total of CAN$803,954 (US$668,847) owing to UBC as at December 31, 2004.

During 2005 the Company and UBC negotiated a one year extension of the CRA expiring May 30, 2006 with a total additional funding commitment by the Company of CAN$294,696. The payment schedule for this contract is as follows:

GENEMAX CORP. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (a development stage company) SEPTEMBER 30, 2005 (Unaudited)

Upon execution of the Agreement	CAN$73,674 (paid May 2005)
June 1, 2005	CAN$73,674 (paid June 2005)
September 1, 2005	CAN$73,674 (not paid)
December 1, 2005	CAN$73,674

In addition, the Company and UBC agreed on a payment schedule for the balance of CAN$803,954 payable at December 31, 2004 as follows:

Upon executions of the Agreement	CAN$335,000 (paid in May 2005)
August 1, 2005	CAN$100,000 (not paid)
November 1, 2005	CAN$100,000 (not paid)
February 1, 2005	CAN$100,000
May 1, 2006	CAN$100,000
May 15, 2006	CAN$ 68,954

The Company is in arrears under the CRA extension and the December 31, 2004 payable payment schedule and as at September 30, 2005, CAN$542,628 (US$442,944) is owing to UBC. On November 18, 2005, UBC issued a letter to the Company demanding payment of the CAN$200,000 in arrears on the CRA within 30 days, and the balance of CAN$268,954 according to the schedule above. If the outstanding debt to UBC under the CRA is not paid as set out in the Demand Letter, then UBC may terminate the CRA without further notice.

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

Pursuant to the License Agreements with UBC, UBC issued the Company a letter on November 18, 2005, demanding payment on overdue patent costs, legal expenses and maintenance fees totaling CAN$44,243.56, plus interest at the rate of 1% per month. Under License Agreement 1, UBC demands payments totaling CAN$37,457.73 by December 1, 2005, and CAN$1,070.79 by December 5, 2005. Under License Agreement 2, UBC demands payments totaling CAN$5,366.17 within 30 days. If the outstanding debts to UBC under the Licenses is not paid as set out in the Demand Letter, then UBC may terminate the Licenses without further notice.

Crucell Holland B.V. ("Crucell") - Research License and Option Agreement

Effective August 7, 2003 Crucell and GPI entered into a five year Research License and Option Agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its PER.C6 technology. The Agreement includes an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the technology. Under the terms of the agreement, the Company is required to make initial and ongoing option maintenance payments over the five year term totalling 450,000 Euros due upon invoice from Crucell. To December 31, 2003 the Company had made all payments required totalling $115,490 (100,000 Euros), a further $120,967 (100,000 Euros) was incurred during 2004, and a further $126,085 (100,000 Euros) was incurred during 2005 leaving $247,052 (200,000 Euros) owing as at December 31, 2004 and September 30, 2005 under the terms of the agreement. Effective July 6, 2005 Crucell gave the Company notice of default whereby the Company has three months to remedy the default. Although the parties were in discussions in an attempt to remedy the default, an agreement was not reached and on November 16, 2005Crucell provided notice of Termination by Default due to Company's failure to remedy the default within the required three month period.

GENEMAX CORP. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (a development stage company) SEPTEMBER 30, 2005 (Unaudited)

Molecular Medicine BioServices, Inc. ("Molecular Medicine") - Production Service Agreement

Effective March 18, 2003 Molecular Medicine and GMC entered into a Production Service Agreement, as amended on August 29, 2003, whereby Molecular Medicine will produce the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. To December 31, 2003 the Company had made all payments required under the terms of the agreement totalling $108,500. The company was in breach of its contractual obligations with Molecular Medicine in respect of payments of $15,000 for Phase I of the project. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the company has a credit of approximately $78,000 with Molecular Medicine to be applied towards future vaccine production.

NOTE 4 - FURNITURE AND EQUIPMENT

	September 30, 2005	December 31, 2004

Office furniture and equipment	$ 12,397	$ 10,425
Laboratory equipment	183,803	183,803

	196,200	194,228
Less: accumulated depreciation	(177,296)	(158,955)

	$ 18,904	$ 35,273

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

The Company also incurred $74,100 of costs in connection with this financing resulting in a total of $89,100 being recorded as deferred finance fees. These costs will be expensed over the term of the convertible promissory notes or the remaining unamortized amount will be charged to stockholders' equity if the notes are converted. As of September 30, 2005 $89,100 (December 31, 2004 - $48,300) of the deferred finance fees has been expensed. As at September 30, 2005 $18,556 (December 31 2004 - $21,667) of accrued and unpaid interest is included in accounts payable.

The fair value of the convertible promissory notes at issuance was estimated to be $450,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20% per annum. As a result, the fair value of the equity component of this instrument (comprised of the common stock purchase warrants and the debt conversion feature) was estimated to be the remaining $50,000. The equity component was attributed entirely to the common stock purchase warrants and recorded as a separate component of stockholders' equity as the conversion feature did not have a beneficial intrinsic value and its fair value

GENEMAX CORP. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (a development stage company) SEPTEMBER 30, 2005 (Unaudited)

was otherwise determined not to be material. The Company will record a further interest expense over the term of the notes of $50,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To January 31, 2005 a further interest expense of $4,150 was accrued resulting in a carrying value of the notes as at January 31, 2005 of $481,250 (December 31, 2004 - $477,100).

Effective January 31, 2005 the Company amended the terms of the convertible notes payable to extend the maturity to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term. In addition the term of the warrants will be extended for a period of greater than the original two years up to a maximum of ten years dependent on the Company obtaining specified listing status of the Company's common stock as per the amending agreement. As at the date of this modification, the Company estimated the fair value of the modified convertible promissory notes to be $435,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20%. As a result, the fair value of the equity component of this modified instrument (being the amended common stock purchase warrants) was estimated to be $46,250. The Company will record a further interest expense over the amended term of the notes of $65,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To September 30, 2005 a further interest expense of $34,667 has been accrued resulting in a carrying value of the notes of $469,667.

NOTE 6 -RELATED PARTY TRANSACTIONS

During 2004 the Company entered into an agreement with the Company's new Chief Financial Officer ("CFO"). Under the terms of the agreement the CFO will be paid a total of CAN$5,000 per month for twelve months ending May 21, 2005. In addition, in connection with this agreement the Company granted the CFO 100,000 stock options as described in Note 7. The Company continued to engage the services of the CFO on a month to month basis at a rate of CAN $5,000 per month. The CFO resigned effective October 8, 2005 and as at September 30, 2005 $33,546 is owing to the former CFO.

The Company entered into a new consulting agreement with Dr. Jefferies for a term ending December 31, 2007 at an amount of CAN$10,000 per month to December 31, 2007. The Company has also agreed to grant to Dr. Jefferies options to acquire up to 2,500,000 shares of the Company's common stock at a price to be determined, subject to further approvals. In addition, Dr. Jefferies has agreed to settle all amounts due from the Company totalling $92,200 in exchange for 452,100 shares of the Company's common stock. To date, the shares have not been issued and no gain or loss will be recorded in connection with this settlement until completed.

During 2004 the Company entered into an agreement with the Company's Chief Operating Officer ("COO"). Under the terms of the agreement the COO will be paid a daily fee of CAN$1,000. The agreement commenced as of August 30, 2004 and was to continue for one year from that date. The Company also granted to the COO 300,000 stock options exercisable at $0.50 per share as described in Note 7. Under the terms of an amended agreement, the Company's COO was appointed President, CEO and a director effective February 8, 2005. The Company and the CEO entered into a management agreement for a term ending December 31, 2007 at an amount of CAN$170,000 for the first year and for amounts to be determined by the Company's compensation committee thereafter. In addition, the CEO agreed to settle all amounts due from the Company during his tenure as COO totaling $66,556 for a cash payment of $19,765 resulting in a gain on settlement of $46,791. The Company also agreed to issue to the CEO 500,000 shares of the Company's common stock at an agreed price of CAN$0.15 per share and up to a further 1,400,000 options at a price to be determined all of which are subject to further approvals. The CEO resigned effective September 26, 2005 and the former CEO and the Company are currently negotiating a settlement in connection with the unissued shares and ungranted options. The former CEO has made a claim for certain amount owing during his tenure as CEO in the British Columbia small claims court. The Company has filed a response refuting certain amounts claimed and requesting supporting documentation for certain claims prior to making any payment.

GENEMAX CORP. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (a development stage company) SEPTEMBER 30, 2005 (Unaudited)

On February 1, 2005, the Company entered into a new month to month consulting agreement with a former President and CEO of the Company (who acted as an officer until February 7, 2005) at an amount of CAN$8,333 per month. In addition, the former CEO agreed to settle all amounts due from the Company totaling $93,099 for a cash payment of $27,988 resulting in a gain on settlement of $65,111. The Company has also agreed to grant to the former CEO options to acquire up to 400,000 shares of the Company's common stock at a price to be determined and subject to further approvals. The consulting agreement was terminated effective April 8, 2005 and the stock options were not granted.

In addition, during 2005 the Company made cash settlements on certain trade payables resulting in a gain of $30,647.

The following amounts have been incurred to these related parties:

	For the period ended September 30,
	2005	2004

Management fees	$ 125,138	$ 139,919
Research and development	63,309	102,759

	$ 188,447	$ 242,678

As at September 30, 2005 the Company has total commitments remaining relating to the above management and consulting agreements for the periods ended December 31, 2005, 2006 and 2007 of approximately $24,100, $96,500 and $96,500 respectively.

During the period GPI and the Company incurred $188,447 in fees and $5,647 in expense reimbursements to these and former related parties and made repayments of $192,321. During the period $111,902 of amounts owing to these related parties and a former related party were written off in connection with the settlements described above leaving $213,208 owing to related parties as at September 30, 2005 (December 31, 2004, - $323,337). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment. Refer to Note 3.

NOTE 7 - CAPITAL STOCK

During 2005 the Company completed a private placement financing of 9,068,301 units at a price of $0.15 per unit for gross proceeds of $1,360,245. Each unit is comprised of one common share and one-half of a common share purchase warrant. Each whole common share purchase warrant entitles the holder to acquire an additional common share of the Company for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date the Company completes an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. The Company paid finders' fees in connection with certain of the proceeds placed comprised of 8% of the cash placed and finders warrants for 5% of the units placed. The Company paid a total of $97,620 in cash finder's fees, $100,561 in legal and other issue costs and issued a total of 406,748 finder's warrants. The total fair value of the unit warrants and finder's warrants was estimated to be $116,206 and was recorded as separate component of stockholders' equity. During 2004 the Company issued 52,900 shares of common stock on the exercise of stock options at $1.00 per share the consideration for which was the settlement of accounts payable owing to the option holder totaling $52,900 and issued a further 10,000 shares of common stock on settlement of accounts payable of $10,000.

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

GENEMAX CORP. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (a development stage company) SEPTEMBER 30, 2005 (Unaudited)

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

During 2004 the Company granted 100,000 stock options to the Company's new CFO at a price of $0.70 per share with 50% subject to immediate vesting and the remaining 50% vesting over time or subject to achieving certain financing milestones. These options were granted at a price less than the market price at the date of grant and, in accordance with APB 25, this intrinsic value of $5,000 will be expensed upon vesting of the options of which the entire amount has been expensed as at December 31, 2004. The additional fair value of these options at the date of grant of $67,000 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 3% and an expected volatility of 182%. This additional fair value was previously disclosed on a pro-forma basis upon vesting of the options.

GENEMAX CORP. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (a development stage company) SEPTEMBER 30, 2005 (Unaudited)

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

The Company's stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	4,754,370	$ 0.74	5.55 years
Granted during the period	675,000	0.53
Forfeited during the period	(295,000)	0.96
Exercised during the period	(357,270)	0.57

Balance, December 31, 2004	4,777,100	0.71	4.59 years
Granted during the period	-	-
Forfeited during the period	(1,532,100)	1.00
Exercised during the period	-	-

Balance, September 30, 2005	3,245,000	$ 0.57	5.48 years

GENEMAX CORP. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (a development stage company) SEPTEMBER 30, 2005 (Unaudited)

Share Purchase Warrants

The Company's share purchase warrant activity is as follows:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	1,076,535	$ 1.89	1.53 years
Issued during the period	1,398,810	0.57
Exercised during the period	-	-
Expired during the period	(492,375)	3.04

Balance, December 31, 2004	1,982,970	0.68	1.22 years
Issued during the period	4,940,898	0.30
Exercised during the period	-	-
Expired during the period	-	-

Balance, September 30, 2005	6,923,898	$ 0.41	1.10 years

NOTE 8 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carry forwards amounting to approximately $9,700,000 (December 31, 2004 - $8,900,000) which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 9 - LEGAL SETTLEMENT

The Company requested that its former transfer agent, X-Clearing Corp. ("X-Clearing"), deliver company documents to a new transfer agent. X-Clearing claimed a security lien on company documents. Following filing of a complaint by the Company, a preliminary court hearing was held in Denver CO on September 22, 2004, following which both sides agreed to attempt a voluntary mediation process. A resolution was not achieved in the mediation process and the Company reinstituted court action to retrieve its records. The preliminary hearing court determination indicated that by providing proper notice of termination and posting of a bond in the amount of $250,000, it would likely cause X-Clearing to transfer the records of the Company to a new transfer agent. The Company has settled its lawsuit against X-Clearing as set forth at a hearing held March 18, 2005. As part of the settlement, the Company agreed to pay X-Clearing a total of $200,000 which was accrued as at December 31, 2004. The amount is payable in two equal installments the first of which is due upon the ability of the new transfer agent to act for the Company and the second of which is payable upon X-Clearing meeting certain conditions as outlined in the settlement. As at March 31, 2005, the Company had posted the $250,000 bond which was been recorded as prepaid expenses and deposits. During the second quarter of 2005, the $200,000 was paid to X-Clearing and the remaining $50,000 was returned to the Company net of certain legal costs incurred. Final releases are expected to be filed in the near future.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases. Since our inception, we have devoted substantially all of our resources to research and development activities, primarily with early stage research in the field of gene therapy. We are currently conducting preclinical studies using our TAP gene technology with the aim of completing our preclinical trials and filing an Investigational Drug Application for cancer, which the Company estimates will take approximately 12 months following the raising of adequate funding. We are also pursuing vaccine developments for infectious diseases using our TAP gene technology and an in-licensed Modified Vaccinia Ankora virus with the aim of establishing licensing and partnering relationships to generate revenue and advance our in- house projects closer to commercial products.

We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities. We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future. In order to carry out our corporate operational plan and to support the anticipated future needs of our research and development activities, we expect that we will have cash requirements of approximately $6,000,000 over the next twenty-four months, which we expect to attempt to obtain through additional private placements of securities. The funding that we need would, if obtained, be used to support our activities pursuant to the Collaborative Research Agreement with the University of British Columbia, clinical grade production of our lead TAP vaccine product, commencement of human clinical studies, advance the development of our prophylactic vaccine campaign and proceed with potential acquisitions or in-licensing of new technologies or products. In the event that we are able to secure funding through the sale of the company's securities, it is expected that we will expand the company's management team to include a new , Director of Corporate Development and a Director of Regulatory Affairs. It is also anticipated that if we are able to advance our product development in oncology and prophylactic vaccines, we would need to appoint up to six scientists to be employed under the Collaborative Research Agreement. If we are able to generate revenues in the next few years, we expect that the source of such revenue would most likely consist of payments under collaborative arrangements with third parties, government grants, and license fees. We have incurred losses since our inception and expect to incur losses over the next several years due to our lack of any substantial source of revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials. There can be no assurance that we will successfully acquire, develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenues or profitability.

We have been conducting our research and development at the University of British Columbia under the Collaborative Research Agreement, and contract out clinical grade production of our TAP based vaccines. In addition, we in-license our adenovirus and MVA vectors.

In August 2004, the Collaborative Research Agreement expired and could not be continued because the company lacked the financial resources. However, the University did not terminate the research activities and research and development continued at the University of British Columbia through December 2004 on the understanding that the expenses incurred would be paid once the company received further financing or would be incorporated into the terms of a new agreement. As of September 30, 2005, outstanding debt of GeneMax to the University incurred pursuant to this arrangement was approximately CAN$568,594. The parties to the Collaborative Research Agreement agreed to a renegotiated agreement which provided for an estimated annual budget of CAN$295,000 (in quarterly installments of CAN$73,750) to allow for funding for one Ph.D. scientist and two support technicians. In addition, the University continued to provide GeneMax with access to university laboratories and equipment at the University. Due to an inability to make the rescheduled payments, the University gave layoff notices to all personnel operating under the Collaborative Research Agreement. On November 18, 2005, UBC issued a letter to the Company demanding payment of the CAN$200,000 in arrears on the CRA within 30 days, and the balance of CAN$268,954 according to the schedule above. If the outstanding debt to UBC under the CRA is not paid as set out in the Demand Letter, then UBC may terminate the CRA without further notice.

In addition to the Collaborative Research Agreement, GeneMax has certain obligations to the University of British Columbia under the License Agreements. Pursuant to the License Agreements with UBC, UBC issued the Company a letter on November 18, 2005, demanding payment on overdue patent costs, legal expenses and maintenance fees totaling CAN$44,243.56, plus interest at the rate of 1% per month. Under License Agreement 1, UBC demands payments totaling CAN$37,457.73 by December 1, 2005, and CAN$1,070.79 by December 5, 2005. Under License Agreement 2, UBC demands payments totaling CAN$5,806.04 within 30 days. If the outstanding debts to UBC under the Licenses is not paid as set out in the Demand Letter, then UBC may terminate the Licenses without further notice.

We have a Production Services Agreement with Molecular Medicine for the production of a Good Manufacturing Practices (GMP) grade TAP adeno based vaccine for pre-clinical toxicology analysis. However, in August 2004, we ceased production of one of our AdenoTAP vaccine candidates due to technical difficulties. The company has resolved technical issues for one of its AdenoTAP vaccine candidates and is currently in the process of assessing its productivity. Despite the technical difficulties we anticipate a clinical grade TAP based vaccine to be produced utilizing the adeno vector with the greatest productivity and to allow the company to meet its milestones for completing toxicology analysis within six months of arranging an adequate financing. We anticipate commencing clinical grade production of our oncology vaccine would occur shortly after completion of a sufficient new financing.

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

We had a Research License and Option Agreement with Crucell (Netherlands) for the use of the PER C6 cell line for our in-house development programs, since August 2003. As of the date of this report, approximately $247,052 was owing to Crucell. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy are not taken within 3 months after notice in writing to the defaulting party. Crucell gave GeneMax notice of default on July 6, 2005. On November 16, 2005, Crucell informed GeneMax that the License had been terminated by default. The Company has other avenues open to it for gene delivery, and is exploring these options.

We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines. We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.

Plan of Operation and Funding

The Company's immediate priority is to raise sufficient funds to allow operations to continue. Assuming adequate funding is achieved, over the next 12 months the company will focus its efforts to complete development and clinical grade production of its AdhTAP vaccine for oncology and develop its candidate vaccine for infectious disease. The company's 12-month operational focus is to manage the lead vaccine candidates for both human cancer and for infectious disease through preclinical and toxicology studies and to advance these products for clinical trials in humans. The company's current cash position should allow it to continue to operate until December 2005. Management believes that an estimated $1,300,000 will be required over the next twelve months for operational requirements and a further $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development and completion of Phase I clinical trials for the TAP Cancer Vaccine and for various operating expenses. These amounts do not include requirements for debt settlement, which the Company anticipates may be achieved through negotiation of discounts and settled in cash and/or shares. If funding were available, the company plans to increase its research and development activities through outsourcing and collaborations with contract research organizations, industry partners and academic institutions. Over the next 12 months, the company does not plan to invest in the purchase of equipment and other associated infrastructure costs.

The company has not generated any cash flow to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Therefore, the company must raise additional funds in the future to continue operations. Management believes that the company's future viability is dependent on the company's ability to raise additional capital through further private offerings of its stock or loans from private investors. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully, which could significantly and materially restrict or delay the company's overall business operations.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the company for its first annual or interim period ended on or after December 15, 2005. The company will adopt SFAS 123R no later than October 1, 2005. Management is currently evaluating the potential impact that the adoption of SFAS 123R will have on the company's financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153"). SFAS 153 requires that exchanges of non-monetary assets are to be measured based on fair value and eliminates the exception for exchanges of non-monetary, similar productive assets, and adds an exemption for non-monetary exchanges that do not have commercial substance. SFAS 153 will be effective for fiscal periods beginning after June 15, 2005. Management does not believe that the adoption of this standard will have a material impact on the company's financial position or results of operations.

Risk Factors

An investment in GeneMax entails certain risks that should be carefully considered. In addition, these risk factors could cause actual results to differ materially from those expected include the following:

We have a history of operating losses and need to raise funds immediately.

We continue to incur losses and are likely to require additional financing. We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $13,231,032 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. We believe that we will have sufficient cash to satisfy our needs until approximately the end of November 2005. If we are not able to operate profitably and generate positive cash flows, we will undoubtedly need to raise additional capital, most likely via the sale of equity securities, to fund our operations. If we do in fact need additional financing to meet our requirements, there can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Alternatively, any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could cause the company to cease operations.

We do not have any products that generate revenue and expect our operating losses to increase significantly as we commence clinical trials. We do not expect to earn significant revenue for several years, and may never do so.

The independent auditor's report accompanying our December 31, 2004 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The December 31, 2004 consolidated financial statements were prepared "assuming that the company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually positive cash flow from operations to address all of our cash flow needs.

We depend upon collaborative relationships and third parties for product development and commercialization, and are in breach of many of the agreements with these parties. Some of these relationships and agreements have been terminated due to our breach.

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

The Collaborative Research Agreement with the University of British Columbia expired on August 31, 2004. The parties to the Collaborative Research Agreement agreed on a renegotiated agreement in 2005which will provide for an estimated annual budget of CAN$295,000 (in quarterly installments of CAN$73,750) to allow for funding for one Ph.D. scientist and two support technicians. In addition, the University will continue to provide GeneMax with access to university laboratories and equipment at the University. As at the date of this quarterly report, approximately CAN$542,628 is due to University of British Columbia. Due to an inability to make the rescheduled payments, the University gave layoff notices to all personnel operating under the Collaborative Research Agreement during the period, and the has issued the Company a demand for payments, as noted above. In addition, the Company has received demand for payment notices relating to its Licenses with UBC, also as noted above.

To December 31, 2003, we have made total payments of $115,490 to Crucell Holland B.V. pursuant to the terms of the Research License and Option Agreement. However, a further $60,864(€ 50,000) was due and payable on February 7, 2004, a further $60,103 (€ 50,000) was due and payable on August 7, 2004 a further $64,300 (€ 50,000) was due and payable February 7, 2005, and a further $61,785 (€ 50,000) was due and payable August 7, 2005, leaving $247,052 owing as of September 30 , 2005 under the terms of the agreement. The Company has not received an invoice for the August 7, 2005 payment. The company has not paid these amounts. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy within three months after notice in writing to the defaulting party. On July 6, 2005, GeneMax received notice of default from Crucell Holland. The company was in breach of its license obligations with Crucell in respect of payments due under the license agreement. On November 16, 2005, Crucell provided notice to the Company that the License had been terminated by default.

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

While management believes that the Phase I human clinical trials of the TAP Cancer Vaccine in oncology could commence within 12 months of raising adequate funding, there can be no assurances that they will occur on this time frame, if at all. We may not commence or complete the pivotal clinical trials of the TAP Cancer Vaccine or commence or complete clinical trials involving any other product candidates or may not conduct them successfully. Further, our development costs will increase if we experience any future delays in the preclinical trials or clinical trials for the TAP Cancer Vaccine or other potential products or if we are required to perform additional or larger clinical trials than currently planned. Any substantial delay of or the failure to complete the clinical trials would have a material adverse effect upon our business.

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

We depend on key employees.

Due to the specialized nature of our business, our success will be highly dependent upon our ability to attract and retain qualified scientific and executive personnel. Our success depends to a significant extent upon our key management, including Dr. Wilfred Jefferies, our Chief Scientific Officer. The Company is currently seeking outside parties to take the positions of Chief Executive Officer and Chief Financial Officer. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market our product candidates and to conduct our operations successfully. Failure to retain Dr. Jefferies would have a material adverse effect upon our business and our shareholders.

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

Our common stock has been traded on the OTC Bulletin Board since prior to the acquisition of GeneMax Pharmaceuticals. Both before and since the acquisition, trading in our common stock has been sporadic with insignificant volume. Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations. These broad market fluctuations and other factors, such as new product developments, trends in our industry, the investment markets, economic conditions generally, and variation in our results of operations, may adversely affect the market price of our common stock. In addition, our common stock is subject to rules adopted by the Securities and Exchange Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Such rules require the delivery, prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to certain investors. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in securities subject to the penny stock rules. We do not intend to pay any cash dividends on our common stock in the foreseeable future. Significant fluctuations in out stock price may have a material adverse effect upon our shareholders.

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

As of September 30, 2005, we had reserved 10,000,000 shares of common stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 3,245,000 shares were outstanding as of September 30, 2005. Additionally, as of September 30, 2005, there were 6,923,898 warrants outstanding to purchase our common stock. Sales of common stock underlying these stock options and warrants would have a significant dilutive effect upon our current shareholders and may adversely affect the price of the common stock.

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

Item 3.     Controls and Procedures

The company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended ("Exchange Act") are communicated, processed, summarized and reported within the time periods specified in the SEC's rules and forms. At the end of the company's third quarter of 2005, as required by Rules 13a-15 and 15d-15 of the Exchange Act, an evaluation was carried out under the supervision and with the participation of the company's management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Principal Financial and Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective as of that date. No changes in internal controls over financial reporting identified in connection with its evaluation (as required by Rules 13a-15(d) of the Exchange Act) occurred during the second quarter of 2005 that materially affected, or were reasonably likely to materially affect, the company's internal control over financial reporting other than the addition of additional accounting staff.

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

At a hearing held on September 22, 2004 X-Clearing argued that the transfer agency agreement had not been properly terminated, and the court made a preliminary determination consistent with X-Clearing's position. The preliminary hearing court determination indicated that by providing proper notice of termination and posting of a bond in the amount of $250,000, it would likely cause X-Clearing to transfer the records of the Company to a new transfer agent. Subsequent to the September 22, 2004 hearing the company actively sought a settlement with X-Clearing, however it was unable to do so.

In March 2005 both X-Clearing and the company filed additional court documentation in respect of the matter and a hearing was set for March 18, 2005. Immediately prior to the hearing a settlement was negotiated whereby the company agreed to pay $200,000 to X-Clearing in exchange for all of its corporate records. The parties also exchanged various indemnity agreements. As at March 31, 2005, the Company had posted the $250,000 bond which was been recorded as prepaid expenses and deposits During the second quarter of 2005, the $200,000 was paid to X-Clearing and the remaining $50,000 was returned to the Company net of certain legal costs incurred. Final releases are expected to be filed in the near future.

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
Date: December 1, 2005	GENEMAX CORP. /s/ Wilfred A. Jefferies Wilfred A. Jefferies Chief Executive Officer and Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wilfred A. Jefferies, certify that:

    I have reviewed this quarterly report on Form 10-QSB of GeneMax Corp.

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the small business issuer's  internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of a quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

    All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  December 1, 2005
/S/ Wilfred A. Jefferies
Wilfred A. Jefferies, Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Wilfred A. Jefferies, certify that:

    I have reviewed this quarterly report on Form 10-QSB of GeneMax Corp.

    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

    Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    Disclosed in this report any change in the small business issuer's  internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of a quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of registrant's board of directors:

    All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

    Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  December 1, 2005
/S/ Wilfred A. Jefferies
Wilfred A. Jefferies, Chief Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT OF 1934

RULE 13a-14(b) OR 15d-14(b) AND

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of GeneMax Corp. (the "company") on Form 10-QSB for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Dr Wilfred A. Jefferies, Chief Executive Officer and Chief Financial Officer of the company, certifies for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 1350 of Chapter 63 of Title 18 of the United States Code, that:

  the Report fully complies with the requirements of Section 13(a) or 15(d) of the Exchange Act; and

  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Date: December 1, 2005	/s/ Wilfred A. Jefferies Wilfred A. Jefferies Chief Executive Officer and Chief Financial Officer