Form 10KSB
period 2005-12-31
GENEMAX CORP
filed 2006-04-19
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _____ to _______

Commission file number 0-27239

GENEMAX CORP.

(Name of small business issuer as specified in its charter)

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

Common Stock, Par Value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No[  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The Registrant's revenues for the fiscal year ended December 31, 2005 were $0.

__________

__________

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 12, 2006 was approximately $415,570 based upon the average bid and ask price on that date.

The Registrant had 29,172,176 shares of common stock outstanding as of April 12, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

FORWARD LOOKING STATEMENTS

            This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not historical or current facts and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof or other comparable terms. Forward-looking statements represent management's best judgment as to what may occur in the future and speak only as of the date made. However, forward-looking statements are subject to risks and uncertainties beyond the control of the company, including those set forth in this Annual Report under "Risk Factors" in the section entitled "Management's Discussion and Analysis or Plan of Operations", that could cause actual results and events to differ materially from historical results and events and those presently anticipated or projected. Accordingly readers are cautioned not to place undue reliance on any such forward-looking statements. The company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of any such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

            GeneMax Corp. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report on Form 10-KSB that have been filed with the Commission at the Commission's Public Reference Room, at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by accessing the Commission's website at http://www.sec.gov.

REFERENCES

            In this Annual Report, unless the context suggests otherwise, references to "we," "us," "our", "Genemax", the "Company" or the "company" refer to GeneMax Corp. and its subsidiaries. All amounts in this Annual Report are in United States dollars, unless otherwise indicated, and references to "dollars" or "$" are to United States dollars.

__________

Table of Contents
Item		Page #
PART I		1
ITEM 1	DESCRIPTION OF BUSINESS	1
	Company Overview	1
	Company History	1
	The Immunotherapy Industry for Cancer	1
	GeneMax's Target Market and Strategy	2
	Research and Development Efforts	2
	Products and Technology in Development	3
	Future Products and Technology	4
	Strategic Relationships	5
	Other Technology	9
	Intellectual Property, Patents and Trademarks	9
	Competition	10
	Government Regulation	10
	Product Liability and Insurance	12
	Employees and/or Consultants	12
ITEM 2	PROPERTIES	12
ITEM 3	LEGAL PROCEEDINGS	12
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13
PART II		13
ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	13
	Stock and Security Issuances	14
ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	15
	Overview	15
	Plan of Operation and Funding	17
	Liquidity and Capital Resources	19
	Off-Balance Sheet Arrangements	20
	Recent Accounting Pronouncements	20
	Risk Factors	21
ITEM 7	FINANCIAL STATEMENTS	26
ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE	26
ITEM 8A.	CONTROLS AND PROCEDURES	26
ITEM 8B.	OTHER INFORMATION	26

i

__________

ii

__________

PART I

ITEM 1       DESCRIPTION OF BUSINESS

Company Overview

            GeneMax is a biotechnology company whose strategic vision is to develop and market products specializing in the application of the latest discoveries in cellular and molecular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and prevention of infectious diseases. Our technologies are based on an understanding of the function of a protein "pump," known as TAP, which is located within cells and which is essential to the processing of foreign (microbial) or autologous antigens, and subsequent presentation to the immune system for eradication of the cancer or infected cell. The company currently has none of its product candidates on the market and is focusing on the development and testing of its product candidates.

            The current standard therapies for cancer treatment include surgery, radiation therapy and chemotherapy. However, we believe that these treatments are not precise in targeting only cancerous cells and often fail to remove or destroy all of the cancer. The remaining cancer cells may then grow into new tumors, which can be resistant to further chemotherapy or radiation, which may result in death. In the United States the American Cancer Society estimates that in 2006 cancer will be the second leading cause of death with an estimated 600,000 deaths from cancer annually.

Company History

            GeneMax currently trades on the OTC Bulletin Board under the symbol "GMXX" and the Frankfurt and Berlin Stock Exchanges under the symbol "GX1."

            GeneMax was incorporated under the laws of the State of Nevada in 1991 under the name "Ward's Futura Automotive Ltd." The company changed its name a number of times since 1991 and, in July 2002, the company completed the acquisition of GeneMax Pharmaceuticals Inc. ("GeneMax Pharmaceuticals"), a Delaware corporation, in a reverse merger and changed its name to "GeneMax Corp." As a result of this transaction the former stockholders of GeneMax Pharmaceuticals then owned 75% of the total issued and outstanding shares of GeneMax. GeneMax Pharmaceuticals is now a wholly owned subsidiary of GeneMax, and GeneMax Pharmaceuticals Canada Inc., a British Columbia corporation, is a wholly owned subsidiary of GeneMax Pharmaceuticals.

The Immunotherapy Industry for Cancer

            Management believes that there is a critical need for more effective cancer therapies. Management further believes that the global market for effective cancer treatments is large, and that immunotherapies representing potential treatments for metastatic cancer are an unmet need in the area of oncology.

            The human immune system appears to have the potential to clear cancers from the body, based on clinical observations that some tumors spontaneously regress when the immune system is activated. Most cancers are not very "immunogenic", however, meaning that the cancers are not able to induce an immune response because they no longer express sufficient levels of key proteins on their cell surface, known as Major Histocompatability Class I or MHC Class I proteins. In healthy cells, these proteins provide the information to the immune system that defines whether the cell is healthy or, in the case of cancer or viral infection, abnormal. If the MHC Class I proteins signal that the cells are abnormal, then the immune system's T-cells are activated to attack and kill the infected or malignant cell.

            In many solid cancer tumors the TAP protein system does not function and, therefore, the immune system is not stimulated to attack the cancer. Management believes that although a number of cancer therapies have been developed that stimulate the immune system, these approaches have often proven ineffective because the cancers remain invisible to the immune system due to this apparent lack of or low expression of the TAP protein.

            By restoring TAP expression to TAP-deficient cells, the MHC Class I protein peptide complexes could signal the immune system to attack the cancer. The strategic vision of GeneMax is to be a product-driven biotechnology company, focusing primarily on use of its patented TAP technology to restore the TAP function within cancerous cells, thus making them immunogenic, or more "visible" to cancer fighting immune cells. As part of its overall strategy, and with additional funding, the company also intends to pursue the development of prophylactic vaccines against infectious microbes. The company intends to develop the TAP technology for use as a therapeutic cancer vaccine that management believes will restore the normal immune recognition. Management further believes that this cancer vaccine strategy is the only therapeutic approach that addresses this problem of "non-immunogenicity" of cancer. Management believes that this therapy may have a strong competitive advantage over other cancer therapies, since restoring the TAP protein will direct the immune system to specifically target the cancerous cells without damaging healthy tissue.

GeneMax's Target Market and Strategy

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

Research and Development Efforts

            We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows the company to pursue its own internal product development while positioning the company to enter into multiple partnerships and licensing agreements. The company previously produced, and still plans to produce in the future, its TAP vaccines by inserting the TAP gene material into a proprietary, modified adeno virus licensed from Crucell Holland B.V. (Netherlands; "Crucell"), and it is used as the prototype vaccine product for performing in-vitro immunological and animal preclinical studies. We have organized our research and development efforts to take advantage of our partners' capabilities while reducing our overhead costs. Our relationship with the University of British Columbia ("UBC") has allowed the company to conduct contract research and development by employing highly skilled scientists at UBC. The research and development team performs the basic research on the biological function of TAP and related licensed technology as well as preclinical animal studies in cancer and infectious diseases. We also receive a substantive amount of technical support from our proposed licensing partner, Crucell, in the development of our TAP adeno virus based vaccine product. Further, the company contracts out through Molecular Medicine BioServices, Inc. "(Molecular Medicine") the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices (GMP) and Good Laboratory Practices (GLP) certification.

Products and Technology in Development

            TAP Cancer Vaccine

            GeneMax previously developed its TAP Cancer Vaccine at UBC under an agreement we refer to in this Form 10-KSB as our Collaborative Research Agreement. This therapeutic cancer vaccine candidate, to be tested in preclinical toxicology studies, will, if successfully developed, include the patented use of the TAP-1 gene to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells. The TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

            Management believes that the TAP Cancer Vaccine will deliver the genetic information required for the production of the TAP protein in the target cancer cell. This will trigger the cancer cell's ability to effectively identify itself to the body's immune system by transporting the cancer antigen peptides to the cell surface using the individual's specific MHC Class I proteins. As a result, we believe that the immune response could be targeted to the entire repertoire of cancer antigen peptides produced by the cancer cell, rather than just to a single cancer antigen, as delivered by current cancer vaccines. The TAP Cancer Vaccine could allow the immune response to respond to the cancer even if the TAP protein and genetic information were only delivered to a small portion of the cancer cells. In addition, the TAP Cancer Vaccine would generate an immune response to any TAP-deficient cancer, regardless of the patient's individual genetic variability either in the MHC Class I proteins or in the cancer-specific proteins and resultant peptides.

            In general, a "cancer vaccine" is a therapy whose goal is to stimulate the immune system to attack tumors. Management believes that most current cancer vaccines contain either cancer-specific proteins that directly activate the immune system or contain genetic information, such as DNA, that encodes these cancer-specific proteins. Management believes that there are a number of key conditions that must be met before a cancer vaccine can be effective in generating a therapeutic immune response: (i) the cancer antigen peptide delivered by the vaccine has to be recognized by the immune system as "abnormal" or "foreign" in order to generate a strong and specific T-cell response; (ii) the same cancer antigen peptide has to be displayed on the surface of the cancer cells in association with the MHC Class I proteins; and (iii) these cancer antigen peptides then have to be sufficiently different from normal proteins in order to generate a strong anti-tumor response.

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

            Laboratory Testing of the TAP Cancer Vaccine

            Management believes that the key milestone of efficacy in animal models of cancer has been attained and that other scientific research teams have validated the experimental data from these animal studies. The proof of principle for the TAP technology as a cancer vaccine was established in research conducted during the last ten years at UBC. The initial studies were conducted using a small-cell lung cancer cell line that was derived from an aggressive, metastatic cancer. These cells have multiple defects in the "antigen presentation pathway" in that they are not detected by the immune system. When the TAP protein was introduced into these cells, antigen presentation was restored. In addition, a series of animal studies have demonstrated the ability of TAP to restore an immune response. This study was published in Nature Biotechnology (Vol. 18, pp. 515-520, May 2000). Management believes that the TAP technology has been further validated in melanoma, where animal studies similar to the small-cell lung cancer studies described above were performed and similar results were achieved.

            Pre-Clinical Testing

            GeneMax has completed pre-clinical animal testing of its TAP Cancer Vaccine to the extent that is required as a prerequisite for further preclinical toxicology analysis and Investigational New Drug (or IND) application to the FDA. The pre-clinical testing of the TAP Cancer Vaccine to date included the evaluation of several strains of vaccinia and adenovirus vectors to assess their respective ability to deliver the correct genetic information allowing expression of the TAP protein in tumors, the selection and licensing of the vector from Crucell and the identification and entering into an agreement, that we refer to in this Form 10-KSB as our Production Services Agreement, with Molecular Medicine, a Good Manufacturing Practice (or GMP) manufacturer, for subsequent production of the TAP Cancer Vaccine. The company has to complete the performance of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity. In addition, we must complete initial vaccine production, and develop internal and external clinical trials, support personnel and infrastructure before commencing clinical trials.

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

            Phase I Human Clinical Trials

            Management believes that, subject to the completion of remaining pre-clinical work and financing, estimated at approximately $5,000,000, the Phase I human clinical trials could commence in the first half of 2007. The Phase I human clinical trials will be designed to provide data on the safety of the TAP Cancer Vaccine when used in humans. The company intends to conduct the Phase I human clinical trials at the British Columbia Cancer Agency in Vancouver, British Columbia, or other locations under evaluation. These trials will be conducted in respect of certain carcinomas. The company has presented information on the TAP Cancer Vaccine to members of the Department of Advanced Therapeutics of the British Columbia Cancer Agency, with the intent of obtaining their assistance in the design and execution of the clinical study.

            Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I there is an initial introduction of the therapeutic candidate into healthy human subjects or patients. The drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. Phase II usually involves studies in a limited patient population to assess the clinical activity of the drug in specific targeted indications, assess dosage tolerance and optimal dosage and continue to identify possible adverse effects and safety risks. If the therapeutic candidate is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

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

Strategic Relationships

            UBC

            Collaborative Research Agreement

            In September of 2000, GeneMax, through its wholly owned subsidiaries, GeneMax Pharmaceuticals and GeneMax Canada, entered into a Collaborative Research Agreement with the UBC to carry out further development of the TAP technologies as a cancer vaccine and other commercial products, and to provide GeneMax Pharmaceuticals with the option to acquire the rights to commercialize any additional technologies developed under the agreement. Pursuant to the Collaborative Research Agreement UBC retained all rights and title to all inventions, improvements and discoveries that are conceived by employees of UBC during the term of the Collaborative Research Agreement; however, UBC therein granted GeneMax an option to obtain a royalty-bearing license to use such inventions, improvements and discoveries that were not covered under the existing license agreement and included improvements and enhancements of the licensed technologies.

            The Collaborative Research Agreement, as amended, provided for payments to UBC in the aggregate of $2,973,049 (CDN), of which $991,515 was to be paid during the fiscal year ended December 31, 2002, $1,135,801 was to be paid during the fiscal year ended December 31, 2003, and $471,518 was to be paid during the fiscal year ended December 31, 2004. As of fiscal year ended December 31, 2004, an aggregate of $803,953 (CDN) was payable by GeneMax Pharmaceuticals to UBC in connection with the Collaborative Research Agreement and GeneMax had purchased certain laboratory equipment in connection with the ongoing research. In addition, the company reimbursed UBC a total of $55,812 of patent expenditures in connection with technologies licensed to the company.

            The parties to the Collaborative Research Agreement had agreed to the principal terms of a renegotiated agreement which would provide for an estimated annual budget of $295,000 (in quarterly installments of $73,750) to allow for funding for one Ph.D. scientist and two support technicians. In addition, UBC continued to provide GeneMax with access to university laboratories and equipment at UBC.

            License Agreement

            In March 2000, GeneMax, UBC and Dr. Wilfred A. Jefferies, the company's Chief Scientific Officer and a director, entered into a license agreement, which is referred to in this Form 10-KSB as the License Agreement, providing the company with an exclusive world-wide license to use certain technology developed by UBC and Dr. Jefferies. The License Agreement allowed GeneMax to use the technology associated with the patents entitled "Method for Enhancing Expression of MHC-Class 1 Molecules Bearing Endogenous Peptides" and "Method of Identifying MHC-Class 1 restricted Antigens Endogenously Processed by a Cellular Secretory Pathway" and to manufacture, distribute, market, sell, lease and license or sub-license products derived or developed from the above licensed technologies until the later of March 6, 2015 or the expiration of the last patent obtained under the License Agreement, including the expiration of patents obtained from modifications to existing patents. As consideration for entering into the License Agreement GeneMax paid an initial license fee of $113,627.32 (CDN) and issued 500,000 GeneMax Pharmaceutical shares to the University of British Columbia, which were subsequently exchanged for 500,000 restricted shares of GeneMax common stock.

            On February 16, 2004, UBC granted GeneMax an exclusive, worldwide license to use a novel assay technology to screen and select new drugs that regulate immune. As consideration for entering into this license, which we refer to as the Immune Response License, GeneMax issued UBC 10,000 shares of common stock and was required to pay UBC an annual maintenance fee of $500 (CDN). The term for the Immune Response License was the longer of either twenty years or the expiration of the last patent licensed under the Immune Response License, including the expiration of patents obtained from modifications to existing patents.

            Option and Settlement Agreement

            On January 24, 2006, and in accordance with the terms and conditions of a certain "Option and Settlement Agreement" (the "Option and Settlement Agreement"), dated for reference January 23, 2006, as entered among each of the Company, UBC, Dr. Jefferies and each of the company's predecessor and subsidiary companies, GeneMax Pharmaceuticals and GeneMax Pharmaceuticals Canada Inc. ("GPCanada"; and collectively with the company, the "Company" therein), the parties thereto reached a definitive agreement pursuant to which all existing financial claims by UBC (collectively, the "UBC Financial Claims") as against GeneMax and GPCanada under each of those certain "License Agreement" among UBC, GeneMax and Dr. Jefferies dated March 6, 2000, as amended February 28, 2003 ("License Agreement #1"), and "License Agreement" between UBC and GeneMax dated February 16, 2004 ("License Agreement #2" and, collectively, the "License Agreements"), and under that certain "Collaborative Research Agreement" between UBC and GPCanada dated May 6, 2005 (the "CRA"), are satisfied (the "Settlement") in consideration of UBC providing GeneMax with the consequent right to acquire, outright, by way of assignment (the "Option to Purchase"), all of UBC's right title and interest in the technologies licensed to GeneMax under the terms of the License Agreements, including the "Technology" as that term is defined in the License Agreements. and all "Improvements" made prior to the date of execution of the Option and Settlement Agreement in furtherance of the same (collectively, the "Technology" thereunder); copy of the Option and Settlement Agreement having been attached as an Exhibit to the company's Current Report on Form 8-K which was filed on January 24, 2006.

            In accordance with the terms and conditions of the Option and Settlement Agreement, and in order to keep the right and Option to Purchase the Technology granted to the Company by UBC in good standing and in force and effect; and in order to maintain the Settlement of all UBC Financial Claims consequent therein; the Company is obligated to provide the following cash payments (each a "Purchase Price Payment") and to maintain the current status of UBC's existing patent and patent pending applications respecting the Technology (the "Purchase Price Patent Obligations"); (the Purchase Price Payments and the Purchase Price Patent Obligations being, collectively, the "Purchase Price") to UBC in the following manner:

(a)        Purchase Price Payments: pay to the order and direction of UBC the following Purchase Price Payments in the aggregate amount of Cdn. $556,533 (which also equate to the present UBC Financial Claims) prior to December 31, 2006 (the end of the "Option Period" thereunder), and in due complete satisfaction of the settlement of the UBC Financial Claims, in the following manner:

(i)        an initial Purchase Price Payment of Cdn. $50,000.00 on or before 5:00 p.m. (Vancouver, B.C., time) on December 23, 2005 (therein the "Effective Date"); which payment has now been made by the Company; and

(ii)       further Purchase Price Payments of:

(A)      Cdn. $300,000 on or before 5:00 p.m. (Vancouver, B.C., time) on March 31, 2006; which payment has now also been made by the Company; and

(B)       Cdn. $206,533 (plus and any other costs or expenses which may be due and owing by GeneMax to UBC under the License Agreements and the CRA as at the Effective Date which, in the aggregate, shall not exceed Cdn. $10,000) on or before 5:00 p.m. (Vancouver, B.C., time) on December 31, 2006; with the understanding that, should the Company complete an aggregate of Cdn. $2,000,000 in private and/or public debt and/or equity financing from the Effective Date and during the Option Period, said final Purchase Price Payment balance of Cdn. $206,533 (plus and any other costs or expenses which may be due and owing by the Company to UBC under the License Agreements and the CRA as at the Effective Date which, in the aggregate, shall not exceed Cdn. $10,000) shall become immediately due and payable to UBC by the Company within five calendar days of the Company attaining such aggregate financing; and

(b)       Purchase Price Patent Obligations: the Company will immediately assume on the Effective Date responsibility for the management, maintenance and prosecution of all patents and patent applications filed in connection with the Technology (the "Patents") and including, without limitation, the obligation to instruct patent counsel with respect to such Patents and to pay for, and continue to pay for during the Option Period, all costs associated with the management, maintenance and prosecution of the Patents until the due and complete exercise of the Option to Purchase.

            In accordance with the terms and conditions of the Option and Settlement Agreement, if the Option to Purchase is terminated then the Company shall have no right, entitlement or interest, legally or equitably, in and to any of the Technology, and the Purchase Price Payment(s) theretofore made to UBC by the Company shall be non-refundable. In addition, and to the extent that any portion of the UBC Financial Claims under the Settlement have not otherwise been contributed to through any Purchase Price Payment(s) having been made, upon any such termination the Company shall continue to be obligated to UBC for the balance of any such then unsatisfied UBC Financial Claims with interest then accruing thereon at the rate 10% per annum and compounded semi-annually while any portion of the UBC Financial Claims remain outstanding.

            The Option and Settlement Agreement replaced the Company's previous disclosed (by way of Current Report dated December 23, 2005) "Letter of Intent" as previously entered into between the Company and UBC.

            Crucell

            On August 7, 2003, GeneMax and Crucell entered into an agreement, which we refer to as the Research License and Option Agreement. Pursuant to that agreement, Crucell granted GeneMax a non-exclusive, worldwide license for Crucell's adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package GeneMax's TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).

            The Research License and Option Agreement provided for bi-annual license maintenance fees of Euros 50,000, exclusive of applicable taxes, during the first two years of the agreement, and an annual license maintenance fees of Euros 75,000, exclusive of applicable taxes, starting on the third anniversary until the expiration of the agreement on August 7, 2008. Total obligations under this agreement are Euros 450,000.

            To December 31, 2005, the company had made payments required totaling $115,490 (€ 100,000) to Crucell pursuant to the terms of the Research License and Option Agreement. Pursuant to the terms of the Research License and Option Agreement, a further $60,864 (€ 50,000) was due and payable on February 7, 2004 and a further $60,103 (€ 50,000) was due and payable on August 7, 2004 leaving $120,967 owing as of December 31, 2004 under the terms of the agreement. As of the date of this Annual Report the company had not paid this amount. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party. Effective June 6, 2005, Crucell gave the company notice of default whereby the company had three months to remedy the default. On November 16, 2005, Crucell provided notice of Termination by Default due to the company's failure to remedy the default within the required three month period. The company is currently negotiating a reinstatement of the Research and License Option Agreement with Crucell which it expects to complete within the next month.

            Molecular Medicine

            On March 18, 2003, GeneMax entered into a production service agreement, referred to in this Form 10-KSB as the PSA, with Molecular Medicine of the United States. The PSA provides for the performance of certain production services by Molecular Medicine relating to the adenoviral vector product containing GeneMax's TAP gene technology. The product is required to conduct pre-clinical toxicology studies and subsequent human clinical trials.

            The company was in breach of its contractual obligations with Molecular Medicine in respect of payments due for Phase I of the project. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and we have a $78,000 surplus which can be applied towards subsequent phases of the project.

            In August 2005 we postponed production of our clinical grade TAP adeno based vaccine for pre-clinical toxicology analysis with Molecular Medicine due to technical difficulties related to the yields of vaccine. Crucell is currently in the process of solving technical issues associated with production yields of the vaccine. The company has a credit of approximately $78,000 with Molecular Medicine towards future vaccine production. Despite the technical difficulties we anticipate production of a clinical grade TAP based vaccine to be produced utilizing the adeno vector from Crucell or our in-house adeno virus vector to allow the company to meet its milestones for completing toxicology analysis by the end of 2006.

National Institute of Allergy and Infectious Diseases

            On October 21, 2003, the company entered into an agreement, which we refer to as the Biological Materials Transfer Agreement, with the National Institute of Allergy and Infectious Diseases, or NIAID, a division of the Public Health Service or PHS. The Biological Materials Transfer Agreement provides for the license of NIAID's Modified Vaccinia Ankara virus for use in our research and product development. The licensed technology and virus material will be used with the goal of developing a vaccine platform capable of generating superior protective immune responses against smallpox. Pursuant to the Biological Materials Transfer Agreement we pay a non-refundable annual royalty of $2,500 per year. The Biological Materials Transfer Agreement expires on November 5, 2008. PHS may terminate this agreement if the company is in default in the performance of any material obligation under this Agreement, and if the default has not been remedied within ninety days after the date of written notice by PHS of such default.

            Parc Place Investments AC

            On October 2, 2003, GeneMax and Parc Place Investments AC, or Parc Place, entered into a financial consulting services agreement. Pursuant to the terms of the agreement with Parc Place, Parc Place agreed to be engaged as a consultant to the company and to render advice, consultation, information and services regarding corporate finance and other financial service matters for a term of twelve months. The company agreed to issue finder's fees payable to Parc Place in the aggregate of (20% of private placement capital raised from European and non-U.S. sources due to the direct efforts of Parc Place. The finder's fee is to be paid in cash up to a maximum of 10%of the capital raised and the balance of the finder's fee is to be paid in shares of the company's common stock issued at a price of $0.001 per share. Effective December 31, 2003, the company accepted the resignation of Parc Place subject only to the closing of certain interim financing initiatives which completed in February 2004. At that time the company paid Parc Place $50,000 and issued 71,428 shares of common stock.

Other Technology

            On February 16, 2004, GeneMax added to its technology portfolio by expanding the License Agreement with UBC to include a technological method that identifies agonists or antagonists antigen presentation to the immune system by normal and cancerous cells. Management believes that this technology can be used to screen and select new drugs that regulate immune responses.

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

            Pursuant to the License Agreement UBC we acquired the exclusive worldwide license to a portfolio of intellectual property as follows:

            Method of Enhancing Expression of MHC Class I Molecules Bearing Endogenous Peptides

On March 26, 2002, the United States Patent and Trademark Office issued US Patent No. 6,361,770 to UBC for the use of TAP-1 as an immunotherapy against all cancers. The patent is titled "Method of Enhancing Expression of MHC Class I Molecules Bearing Endogenous Peptides" and provides comprehensive protection and coverage to both in vivo and ex vivo applications of TAP-1 as a therapeutic against all cancers with a variety of delivery mechanisms. The inventors were Dr. Jefferies, Dr. Reinhard Gabathuler, Dr. Gerassinmoes Kolaitis and Dr. Gregor S.D. Reid, who collectively assigned the patent to UBC under an assignment agreement. The patent expires March 23, 2014. We have pending applications for patent protection for this patent in Europe and in Japan.

            Method of Identifying MHC Class I Restricted Antigens Endogenously Processed by a Secretory Pathway

            On August 11, 1998, the U.S. Patent and Trademark Office issued US Patent No. 5,792,604 to UBC, being a patent for the use of bioengineered cell lines to measure the output of the MHC Class I restricted antigen presentation pathway as a way to screen for immunomodulating drugs. The patent is titled "Method of Identifying MHC Class I Restricted Antigens Endogenously Processed by a Secretory Pathway." This patent covers the assay which can identify compounds capable of modulating the immune system. The inventors were Dr. Jefferies, Dr. Gabathuler, Dr. Kolaitis and Dr. Reid, who collectively assigned the patent to UBC under an assignment agreement. The patent expires on March 12, 2016. We have been granted patent protection for this patent in Finland, France, Germany, Italy, Sweden Switzerland and the United Kingdom, and have applied for patent protection in Canada and Japan.

            TAP Vaccines and other filings

            On July 9, 2004, UBC filed a patent application with the U.S. Patent and Trademark Office for patent protection for TAP vaccines as a method for increasing immune responses. As of the date of this Annual Report UBC has not received an order granting a patent. Other patent applications have been filed by UBC in respect of the company's licensed technologies. We intend to continue to work with UBC to file additional patent applications with respect to any novel aspects of its technology to protect its intellectual property.

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

            Management expects technology developments in the oncology industry to continue to occur at a rapid pace. Commercial developments by any competitors may render some or all of our potential products obsolete or non-competitive, which could materially harm the company's business and financial condition.

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

            The sponsor can proceed with the clinical trial if the Directorates have not objected to the sale or importation of the drug within 30 days after the date of receipt of the clinical trial application and Research Ethics Board approval for the conduct of the trial at the site has been obtained. Additional information is available on Health Canada's website - www.hc-sc.gc.ca.

            Other Jurisdictions

            Outside the United States and Canada the company's ability to market drug products is contingent upon receiving marketing authorization from the appropriate regulatory authorities. Management believes that the foreign regulatory approval process includes all of the complexities associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Union procedures are available to companies wishing to market a product in more than one member country.

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

Employees and/or Consultants

            As of December 31, 2005, we did not have any employees. In addition, and prior to December 31, 2005, a number of person had provided various consulting and management services to us pursuant to management and consulting services agreements, including certain of the company's directors and officers, all of which agreements, save and except for the 442668 B.C. Consulting Agreement between the company, Dr. Jefferies and 442668 B.C. Ltd., are no longer in existence.

ITEM 2       PROPERTIES

            GeneMax does not own any real estate or other properties. Our registered office is located at 1681 Chestnut Street, Suite 400, Vancouver, British Columbia Canada, V6J 4M6. GeneMax entered into an office services arrangement pursuant to which the company receives office services and access to office and meeting spaces on a monthly basis at approximately $165 (CDN) per month base cost.

ITEM 3       LEGAL PROCEEDINGS

            Other than as disclosed below, to our knowledge there are presently no material legal proceedings pending or threatened against the company.

            On September 8, 2004 the company filed suit in the District Court, City and County of Denver, Colorado, against X-Clearing Corporation ("X-Clearing"), its transfer agent, referred to herein as X-Clearing. We alleged that X-Clearing was in breach of our October 2, 2001 transfer agent agreement (as amended September 21, 2004) with X-Clearing and asked for a declaratory judgment and to have certain records and documents returned to us so that we could pursue a transfer agency relationship with another transfer agent.

            At a hearing held on September 22, 2004, X-Clearing argued that the transfer agency agreement had not been properly terminated, and the court made a preliminary determination consistent with X-Clearing's position. Subsequent to the September 22, 2004 hearing the company actively sought a settlement with X-Clearing, however, was unable to do so.

            In March 2005 both X-Clearing and the company filed additional court documentation in respect of the matter and a hearing was set for March 18, 2005. Immediately prior to the hearing a settlement was negotiated whereby the company agreed to pay $200,000 to X-Clearing in exchange for all of its corporate records. The parties also exchanged various indemnity agreements. As at the date of this Annual Report the parties were formalizing documentation in order to formally dismiss the subject suit; the $200,000 having been paid by the company.

            In November of 2005 the Company's previous Chief Operating Officer, Konstantine Sarafis, commenced legal proceedings in the Provincial Court of British Columbia, Small Claims Division, alleging that approximately $12,582 was due and owing by the company to the same under his previous employment arrangement with the company. The company is defending these legal proceedings and a court date is now expected shortly.

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

PART II

ITEM 5       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

            GeneMax common stock is traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "GMXX.OB" and on the Frankfurt and Berlin Stock Exchanges under the symbol "GX1." The listing on the Berlin Stock Exchange was done without the company's knowledge and consent and is largely used to facilitate naked short selling in the company's common stock. The company has attempted to have the Berlin Stock Exchange listing terminated, however, it has not been able to do so.

            The market for our common stock is limited, volatile and sporadic. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCBB. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

	High Bid	Low Bid
Quarters Ended 2006
March 31, 2006	$0.24	$0.12
Fiscal Year 2005
December 31, 2005	$0.23	$0.08
September 30, 2005	$0.30	$0.12
June 30, 2005	$0.38	$0.12
March 31, 2005	$0.55	$0.25
Fiscal Year 2004
December 31, 2004	$0.51	$0.22
September 30, 2004	$1.13	$0.32
June 30, 2004	$1.23	$0.50
March 31, 2004	$1.48	$0.75

            As at December 31, 2005, the date of the most current list of shareholders provided to the company by its transfer agent, the company had 361 shareholders of record of its common stock. Subsequent to the company's dispute with X-Clearing the company appointed Computershare Trust Company of Canada, of Vancouver, British Columbia, as the company's transfer agent.

            There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The declaration of dividends is at the discretion of our board. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

        we would not be able to pay our debts as they become due in the usual course of business; or

        our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

            To date, we have not paid any dividends on our common stock, and the Board of Directors of the company does not currently intend to declare cash dividends on our common stock. We instead intend to retain earnings, if any, to support the growth of the company's business. Any future cash dividends would depend on future earnings, capital requirements and the company's financial condition and other factors deemed relevant by the board of directors.

Stock and Security Issuances

            The company completed a $494,500 convertible debenture financing on March 24, 2006. Subscriptions from this financing totaling $60,000 were received prior to December 31, 2005. Subsequent to March 24, 2006, the Company received an additional $50,500 of subscriptions on a second tranche of convertible debenture financing to be completed later in 2006.

            In February 2005 the company completed a private placement financing of 9,068,301 units, at a price of $0.15 per unit, for gross proceeds of $1,360,245, pursuant to Regulation S promulgated under the Securities Act. Each unit is comprised of one common share and one-half of one non-transferable common share purchase warrant. Each such whole common share purchase warrant entitled the holder to acquire an additional common share of the company for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date the company completed an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. Finders' fees comprised of 8% cash and 5% finder's fee warrants were paid to certain registered broker dealers in respect of certain of the placees. The company paid a total of $97,620 in cash finder's fees, $100,561 in legal fees and other issue costs and issued a total of 406,748 finder's fee warrants. The total fair value of the unit warrants and finder's warrants was estimated to be $116,206 and was recorded as a separate component of stockholders' equity.

            On June 2 and June 24, the company issued unsecured convertible promissory notes in the principal amount of $300,000 and $200,000, respectively. The notes provided for an interest rate of 8% per annum and were due 12 months from the date of issue. The unpaid amount of principal and interest was convertible at any time, at the holder's option, into shares of the company's common stock at a price of $0.60 per share. In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 250,000 shares (in respect of the $300,000 note) and 166,667 shares (in respect of the $200,000 note). The warrants were exercisable at a price of $0.66 per share for a period of two years. The company also granted to Duncan Capital, which entity arranged for the financing, a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder's fee entitling the holder to purchase an additional 83,333 shares of the company's common stock at a price of $0.60 per share for a period of two years and 41,667 shares of the company's common stock at a price of $0.66 per share for a period of two years. This offering was sold to a limited number of accredited investors pursuant to section 4(2) of the Securities Act.

            The terms of the convertible notes were subsequently amended to extend the maturity to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term. In addition, the term of the warrants will be extended for a period of greater than the original two years dependent on the company achieving certain listing conditions as per the amending agreement.

            In February 2004 the company closed a private placement offering of 857,143 units, at a subscription price of $0.70 per unit, with each unit comprised of one share of common stock and one share purchase warrant. The offering was conducted outside of the United States to non-U.S. Persons in accordance with the registration exemption provided by Regulation S promulgated under the Securities Act. Each such warrant entitles the holder to purchase one share of common stock at an exercise price of $0.70 within two years of the date of issuance. Gross proceeds of the offering were $600,000. The offering provides the investors with piggy-back registration rights relating to any follow on financing conducted that requires registration of the subject financing shares. The offering was exempt from registration pursuant to Regulation S promulgated under the Securities Act.

            Also, in February 2004 the company issued an aggregate of 357,270 shares of common stock on the exercise of stock options at $0.50 per share (in respect of 304,370 options) and $1.00 per share (in respect of 52,900 options) and issued 10,000 shares of common stock at $1.00 per share pursuant to Regulation S promulgated under the Securities Act.

            Additional information called for by this item will be included in our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with the company's 2006 annual meeting of shareholders.

ITEM 6       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

            We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases. Since our inception we have devoted substantially all of our resources to research and development activities, primarily with early stage research in the field of gene therapy. We are currently conducting preclinical studies using our TAP gene technology in combination with an in-licensed adeno virus, with the aim of completing our preclinical trials and filing an Investigational Drug Application for cancer in 12 months. We are also pursuing vaccine developments for infectious diseases using our TAP gene technology and an in-licensed Modified Vaccinia Ankora virus with the aim of establishing licensing and partnering relationships to generate revenue and advance our in- house projects closer to commercial products.

            We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  In order to carry out our corporate operational plan and to support the anticipated future needs of our research and development activities, we expect that we will have cash requirements of approximately $5,000,000 over the next 24 months, which we expect to obtain through additional equity financings. The funding that we need would, if obtained, be used to support our activities surrounding our proposed clinical grade production of our lead TAP vaccine product, commencement of human clinical studies, advance the development of our prophylactic vaccine campaign and proceed with potential acquisitions or in-licensing of new technologies or products. In the event that we are able to secure funding through the sale of the company's securities, it is expected that we will expand the company's management team to include a Director of Corporate Development, a Director of Regulatory Affairs, a Director of Research and a Controller. It is also anticipated that as we advance our product development in oncology and prophylactic vaccines, we will incrementally increase the number of scientists employed by the company to approximately six.

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

            We had conducted our research and development at UBC under our Collaborative Research Agreement with the same, however, as a consequence of our Option and Settlement Agreement with UBC, we presently plan to conduct our own research and development and continue to contract out clinical grade production of our TAP based vaccines. In addition, we in-license our adeno and MVA vectors and receive technical assistance from our licensing partners.

            In August 2004 the Collaborative Research Agreement expired and could not be continued because the company lacked the financial resources. However, UBC did not terminate the research activities and research and development continued at UBC through December 2004 on the understanding that the expenses incurred would be paid once the company received further financing or would be incorporated into the terms of a new agreement. As of December 31, 2004, outstanding debt of GeneMax to UBC incurred pursuant to this arrangement was approximately $803,953.

            In December 2005, we signed a letter of intent with UBC whereby all existing financial claims by UBC would be satisfied in consideration of UBC providing GeneMax with an option to acquire outright all of UBC's right title and interest in the technologies licensed to Genemax. The letter of intent was followed by the completion of a definitive agreement on January 24, 2006.

            Under the terms of the agreement we are obligated to pay UBC $478,532 (CDN$ 556,533) as follows:

    $42,992 (CDN$ 50,000) (Paid); and

    $257,954 (CDN$ 300,000) by March 31, 2006 (Subsequently paid); and

    $177,586 (CDN$ 206,533) on or before December 31, 2006; with the understanding that, should the we complete an aggregate private and/or public financing of $1,719,690 (CDN$ 2,000,000) before December 31, 2006, this payment shall become immediately due and payable to UBC.

            Under the terms of the agreement, we are also obligated to pay any other costs or expenses which may be due and owing by GeneMax to UBC under the license agreements and the CRA as at the effective date which, in the aggregate, shall not exceed $8,598 (CDN$ 10,000).

            Under the terms of the agreement, we also assumed responsibility for the management, maintenance and protection of all patents and patent applications filed in connection with the technology.

            In accordance with the terms of agreement, if the option to purchase is terminated then we shall have no right, entitlement or interest, in and to any of the technology, and the payment(s) theretofore made to UBC shall be non-refundable. In addition, and to the extent that any portion of the UBC financial claims under the settlement have not otherwise been contributed to through any purchase price payment(s) having been made, upon any such termination we shall continue to be obligated to UBC for the balance of any such then unsatisfied UBC financial claims with interest then accruing thereon at the rate 10% per annum and compounded semi-annually while any portion of the UBC financial claims remain outstanding.

            We have a Production Services Agreement with Molecular Medicine for the production of a chemical grade of our TAP adeno based vaccine for pre-clinical toxicology analysis. However, in August of 2004 we ceased production of our clinical grade vaccine due to technical difficulties related to the yields of vaccine. Crucell is currently in the process of solving technical issues associated with production yields of the vaccine. Despite the technical difficulties we anticipate a clinical grade TAP based vaccine to be produced utilizing the adeno vector from Crucell or our in-house adeno virus vector to allow the company to meet its milestones for completing toxicology analysis by the end of 2006. We anticipate commencing chemical grade production of our oncology vaccine in 2007.

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

            Pursuant to the Research License and Option Agreement Crucell granted GeneMax a non-exclusive, worldwide license for Crucell's adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package GeneMax's TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s). The Research License and Option Agreement provided for bi-annual license maintenance fees of Euros 50,000, exclusive of applicable taxes, during the first two years of the agreement, and an annual license maintenance fees of Euros 75,000, exclusive of applicable taxes, starting on the third anniversary until the expiration of the agreement on August 7, 2008. Total obligations under this agreement are Euros 450,000.

            To December 31, 2003, the company had made payments required totaling $115,490 (€ 100,000) to Crucell pursuant to the terms of the Research License and Option Agreement. Pursuant to the terms of the Research License and Option Agreement, a further $120,697 (€ 100,000) was incurred (not paid) during 2004 and an additional $126,355 (€ 100,000) was incurred during 2005 leaving a total of $236,880 (€ 200,000) owing as at December 31, 2005. As of the date of this Annual Report the company had not paid this amount. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party. Effective June 6, 2005, Crucell gave the company notice of default whereby the company had three months to remedy the default. On November 16, 2005, Crucell provided notice of Termination by Default due to the company's failure to remedy the default within the required three month period. The company is currently negotiating a reinstatement of the Research and License Option Agreement with Crucell which is expects to complete within the next month.

            We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines. We will continue to license this technology for the development of prophylactic vaccines against infectious diseases. Under the terms of this agreement we are required to pay a royalty of $2500 per year which we have not paid for the past two years. However, we have not received a notice of default in this regard to date.

Plan of Operation and Funding

            Management believes that an estimated $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development and completion of Phase I clinical trials for the TAP Cancer Vaccine and for various operating expenses.

            The company has not generated any cash flow to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Therefore, the company must raise additional funds in the future to continue operations. The company intends to finance its operating expenses with further issuances of common stock. The company believes that anticipated future private placements of equity capital and debt financing, if successful, may be adequate to fund the company's operations over the next twenty -four months. Thereafter, the company expects it will need to raise additional capital to meet long-term operating requirements. The company's future success and viability are dependent on the company's ability to raise additional capital through further private offerings of its stock or loans from private investors. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully, which could significantly and materially restrict or delay the company's overall business operations.

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

            The company accounts for stock-based compensation in connection with these stock option grants in accordance with Financial Accounting Standards No. 123 and 148, Accounting Principles Board Opinion No. 25, and Financial Accounting Standards Board Interpretation No. 44. For further details, refer to the Summary of Significant Accounting Policies in the notes to the company's consolidated financial statements contained herein.

            For Fiscal Year Ended December 31, 2005 Compared with Fiscal Year Ended December 31, 2004

            Net revenues during the fiscal years ended December 31, 2005 and 2004 were $0. The lack of revenues during the fiscal years ended December 31, 2005 and 2004 resulted from the emphasis on the research and development of the TAP technologies. Interest income of $3,959 was recorded during the years ended December 31, 2005 (2004-Nil).

            Consulting fees were $36,023 during the fiscal year ended December 31, 2005 compared to $1,440 during the fiscal year ended December 31, 2004, an increase of $34,583. The increase was due to a greater reliance on outside consultants in lieu of contracted management during the year.

            No consulting fees were paid for by the granting of stock options in the fiscal year ended December 31, 2005, as compared to $73,500 during the fiscal year ended December 31, 2004.

            Depreciation expense during the fiscal year ended December 31, 2005 was $30,708 compared to $37,449 incurred during the fiscal year ended December 31, 2004.

            License fees were $182,422 during the fiscal year ended December 31, 2005 compared to $121,557 during the fiscal year ended December 31, 2004.

            Management fees were $134,544 during the fiscal year ended December 31, 2005 compared to $262,506 during the fiscal year ended December 31, 2004, a decrease of $127,692 or 49% due to, generally, lower levels of activity in 2005.

            The office and general expenses incurred during the fiscal year ended December 31, 2005 were $73,761 compared to $258,951 during the fiscal year ended December 31, 2004, a decrease of $185,190 or 72%. The decrease was a reflection of the overall lower level of corporate activity in 2005.

            Professional fees primarily for legal work were $283,774 during the fiscal year ended December 31, 2005 compared to $520,734 during the fiscal year ended December 31, 2004, a decrease of $236,960 or 46%. This decrease was also the result of a generally lower level of corporate activity in 2005.

            Research and development during the fiscal year ended December 31, 2005 were $248,359 compared to $1,039,052 during the fiscal year ended December 31, 2004 due to lower levels of research during the year.

            Transfer agent fees during the fiscal year ended December 31, 2005 were $15,852, compared to $219,488 during the fiscal year ended December 31, 2004. In 2004 we incurred an extraordinary transfer agent expense of $200,000 as part of a negotiated settlement with our former transfer agent.

            Travel expenses during the fiscal year ended December 31, 2005 were $9,847 compared to $55,504 during the fiscal year ended December 31, 2004, a decrease of $45,657 or 82%. The decrease was due to less travel by management.

            As a result of the above, during the fiscal year ended December 31, 2005, the company recorded operating expenses of $989,558 compared to $2,683,105, a decrease of $1,693,547 or 63% from the fiscal year ended December 31, 2004.

            Of the $989,558 incurred as operating expenses, the company incurred an aggregate of $223,301 in fees payable to certain directors and/or private companies controlled by those directors of the company and other related parties pursuant to consulting, management and research and development agreements.

            As a result of the above, the company's net losses during the fiscal year ended December 31, 2005 were $985,599 or $0.03 per share as compared to a net loss of $2,683,105 or $0.13 per share during the fiscal year ended December 31, 2004, a decrease of $1,697,506 or 63%. The decrease in net loss is attributable primarily to the reduction in research and development expense of $790,693 and the reduction in professional fees of $236,960. In addition, office and general expenses decreased $185,190.

            The fair value of the modified convertible promissory notes at issuance was estimated to be $435,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20%. As a result, the fair value of the equity component of this instrument (comprised of the common stock purchase warrants and the debt conversion feature) was estimated to be $46,750. The equity component was attributed entirely to the common stock purchase warrants and recorded as a separate component of stockholders' equity as the conversion feature did not have a beneficial intrinsic value and its fair value was otherwise determined not to be material. The company will record a further interest expense over the amended term of the notes of $65,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To December 31, 2005 a further interest expense of $47,667 has been accrued resulting in a carrying value of the notes of $482,667.

Liquidity and Capital Resources

            As December 31, 2005, the company had $56,244 in cash. Generally, the company has financed operations to date through the proceeds of the private placement of equity securities. The company received $1,213,598 during the fiscal year ended December 31, 2005 from financing activities.

            The company completed a $494,500 convertible debenture financing on March 24, 2006. Subscriptions from this financing totaling $60,000 were received prior to December 31, 2005. Subsequent to March 24, 2006, the Company received an additional $50,500 of subscriptions on a second tranche of convertible debenture financing to be completed later in 2006.

            During 2005 the company completed a private placement financing of 9,068,301 units, at a price of $0.15 per unit, for gross proceeds of $1,360,245, pursuant to Regulation S promulgated under the Securities Act. Each unit is comprised of one common share and one-half of one non-transferable common share purchase warrant. Each such whole common share purchase warrant entitled the holder to acquire an additional common share of the company for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date the company completed an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. Finders' fees comprised of 8% cash and 5% finder's fee warrants were paid to certain registered broker dealers in respect of certain of the placees. The company paid a total of $97,620 in cash finder's fees, $100,561 in legal fees and other issue costs and issued a total of 406,748 finder's fee warrants. The total fair value of the unit warrants and finder's warrants was estimated to be $116,206 and was recorded as a separate component of stockholders' equity.

            During the quarter ended June 30, 2004 the company issued unsecured convertible promissory notes in the principal amount of $500,000. The notes provided for an interest rate of 8% per annum and were due 12 months from the date of issue. The unpaid amount of principal and interest was convertible at any time, at the holder's option, into shares of the company's common stock at a price of $0.60 per share. In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 250,000 shares (in respect of the $300,000 note) and 166,667 shares (in respect of the $200,000 note). The warrants were exercisable at a price of $0.66 per share for a period of two years. The company also granted to Duncan Capital, which entity arranged for the financing, a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder's fee entitling the holder to purchase an additional 83,333 shares of the company's common stock at a price of $0.60 per share for a period of two years and 41,667 shares of the company's common stock at a price of $0.66 per share for a period of two years. This offering was sold to a limited number of accredited investors pursuant to section 4(2) of the Securities Act.

            In 2005 the terms of the convertible notes were amended to extend the maturity to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term. In addition, the term of the warrants will be extended for a period of greater than the original two years dependent on the company achieving certain listing conditions as per the amending agreement.

            In February 2004 the company closed a private placement offering of 857,143 units, at a subscription price of $0.70 per unit, with each unit comprised of one share of common stock and one share purchase warrant. The offering was conducted outside of the United States to non-U.S. Persons in accordance with the registration exemption provided by Regulation S promulgated under the Securities Act. Each such warrant entitles the holder to purchase one share of common stock at an exercise price of $0.70 within two years of the date of issuance. Gross proceeds of the offering were $600,000. The offering provides the investors with piggy-back registration rights relating to any follow on financing conducted that requires registration of the subject financing shares. The offering was exempt from registration pursuant to Regulation S promulgated under the Securities Act.

            Net cash used in operating activities during the fiscal year ended December 31, 2005 was $1,164,695. The company had no revenues during the fiscal 2005. Expenditures were primarily the result of payments for professional fees and our research and development activities.

            At December 31, 2005, GeneMax had 3,125,000 stock options and 6,696,368 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.56 per share. The outstanding warrants have a weighted average exercise price of $0.88 per share. Accordingly, as at December 31, 2005, the outstanding options and warrants represented a total of 9,821,368 shares issuable for a maximum of approximately $7,642,804 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

            As of December 31, 2005, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which is anticipated to be $5,000,000 assuming a single Phase 1 clinical trial.

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

Recent Accounting Pronouncements

            In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the company for its first annual or interim period ended on or after December 15, 2005. The company will adopt SFAS 123R no later than the beginning of the company's fourth quarter ending December 31, 2005. Management is currently evaluating the potential impact that the adoption of SFAS 123R will have on the company's financial position and results of operations.

            In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during the implementation of SFAS No. 123R.

            In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and the FASB Statement No. 3". Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

            In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on the Company's future reported financial position or earnings.

Risk Factors

            An investment in GeneMax entails numerous risks and uncertainties, including those listed below, that should be carefully considered. These risk and uncertainties could cause our actual results to differ materially from those expected which would have a material adverse effect on our business and financial condition.

            We have a history of operating losses.

            We continue to incur losses and are will require additional financing to continue our operations. We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $13,420,369 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. We believe that we will have sufficient cash to satisfy our needs for at least the next four to six months. We will need to raise additional capital, most likely via the sale of equity securities, to fund our operations. There can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

            Further, we do not have any products that generate revenue and expect our operating losses to increase significantly as we commence clinical trials. We do not expect to earn significant revenue for several years, and may never do so. Continued operating losses and the failure to satisfy our financial obligations will have a material adverse effect upon our financial condition and the future of our business.

The independent auditor's report accompanying our December 31, 2005 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

            The consolidated financial statements have been prepared "assuming that the company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually positive cash flow from operations to address all of our cash flow needs. If we were not able to find alternative sources of cash or generate positive cash flow from operations, our business and financial condition would be materially and adversely affected.

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

            In August 2004 our Collaborative Research Agreement with UBC expired and could not be continued because the company lacked the financial resources. However, UBC did not terminate the research activities and research and development continued at UBC through December 2004 on the understanding that the expenses incurred would be paid once the company received further financing or would be incorporated into the terms of a new agreement. As of December 31, 2004, outstanding debt of GeneMax to UBC incurred pursuant to this arrangement was approximately $803,953. In December 2005, we signed a letter of intent with UBC whereby all existing financial claims by UBC would be satisfied in consideration of UBC providing GeneMax with an option to acquire outright all of UBC's right title and interest in the technologies licensed to Genemax. The letter of intent was followed by the completion of a definitive agreement on January 24, 2006.

            Under the terms of the agreement we are obligated to pay UBC $478,532 (CDN$ 556,533) as follows:

    $42,992 (CDN$ 50,000) (Paid); and

    $257,954 (CDN$ 300,000) by March 31, 2006 (Subsequently paid); and

    $177,586 (CDN$ 206,533) on or before December 31, 2006; with the understanding that, should the we complete an aggregate private and/or public financing of $1,719,690 (CDN$ 2,000,000) before December 31, 2006, this payment shall become immediately due and payable to UBC.

            Under the terms of the agreement, we are also obligated to pay any other costs or expenses which may be due and owing by GeneMax to UBC under the license agreements and the CRA as at the effective date which, in the aggregate, shall not exceed $8,598 (CDN $10,000).

            Under the terms of the agreement, we also assumed responsibility for the management, maintenance and protection of all patents and patent applications filed in connection with the technology.

            In accordance with the terms of agreement, if the option to purchase is terminated then we shall have no right, entitlement or interest, in and to any of the technology, and the payment(s) theretofore made to UBC shall be non-refundable. In addition, and to the extent that any portion of the UBC financial claims under the settlement have not otherwise been contributed to through any purchase price payment(s) having been made, upon any such termination we shall continue to be obligated to UBC for the balance of any such then unsatisfied UBC financial claims with interest then accruing thereon at the rate 10% per annum and compounded semi-annually while any portion of the UBC financial claims remain outstanding.

            To December 31, 2003, the company had made payments required totaling $115,490 (€ 100,000) to Crucell pursuant to the terms of the Research License and Option Agreement. Pursuant to the terms of the Research License and Option Agreement, a further $120,697 (€ 100,000) was incurred (not paid) during 2004 and an additional $126,355 (€ 100,000) was incurred during 2005 leaving a total of $236,880 (€ 200,000) owing as at December 31,

2005. As of the date of this Annual Report the company had not paid this amount. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party. Effective June 6, 2005, Crucell gave the company notice of default whereby the company had three months to remedy the default. On November 16, 2005, Crucell provided notice of Termination by Default due to the company's failure to remedy the default within the required three month period. The company is currently negotiating a reinstatement of the Research and License Option Agreement with Crucell which is expects to complete within the next month.

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

            While management believes that the Phase I human clinical trials of the TAP Cancer Vaccine in oncology will commence early in fiscal year 2007 there can be no assurances that they will occur on this time frame, if at all. We may not commence or complete the pivotal clinical trials of the TAP Cancer Vaccine or commence or complete clinical trials involving any other product candidates or may not conduct them successfully. Further, our development costs will increase if we experience any future delays in the preclinical trials or clinical trials for the TAP Cancer Vaccine or other potential products or if we are required to perform additional or larger clinical trials than currently planned. Any substantial delay of or the failure to complete the clinical trials would have a material adverse effect upon our business.

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

            We depend on key employees.

            Due to the specialized nature of our business, our success will be highly dependent upon our ability to attract and retain qualified scientific and executive personnel. Our success depends to a significant extent upon our key management, including Aris Morfopoulos, our President and Chief Executive Officer, and Dr. Wilfred Jefferies, our Chief Scientific Officer. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market our product candidates and to conduct our operations successfully. Failure to retain Mr. Morfopoulos or Dr. Jefferies would have a material adverse effect upon our business.

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

            Our common stock has been traded on the OTCBB since prior to the acquisition of GeneMax Pharmaceuticals. Both before and since the acquisition trading in our common stock has been sporadic with insignificant volume. Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations. These broad market fluctuations and other factors, such as new product developments, trends in our industry, the investment markets, economic conditions generally, and quarterly variation in our results of operations, may adversely affect the market price of our common stock. In addition, our common stock is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in "penny stocks." Such rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in securities subject to the penny stock rules. We do not intend to pay any cash dividends on our common stock in the foreseeable future. Significant fluctuations in out stock price may have a material adverse effect upon our shareholders.

We are controlled by management.

            As of March 31, 2006, our officers and directors owned of record approximately 2,770,465 or 9.50% of the outstanding shares of common stock. If they exercise all of the options that they currently hold, they would own 5,820,465, shares of our common stock or 18.06% of the outstanding shares of common stock. Due to their stock ownership, the officers and directors may be in a position to elect the Board of Directors and to control our business and affairs, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the company's securities. The interest of our officers and directors may differ from the interests of other shareholders.

            As of March 31, 2006, we had reserved 10,000,000 shares of common stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 3,125,000 shares were outstanding as of March 31, 2006. Additionally, as of March 31, 2006, there were 6,696,368 warrants outstanding to purchase our common stock. Sales of common stock underlying these stock options and warrants would have a significant dilutive effect upon our current shareholders and may adversely affect the price of the common stock.

            Pursuant to the terms and provisions of the 442668 B.C. Consulting Agreement, Dr. Jefferies was entitled to performance based stock options pursuant to which Dr. Jefferies' fully diluted equity ownership interest would be modified to 25% of the total issued and outstanding shares of common stock. The provision was to expire on December 31, 2007 and was subject to the achievement of performance milestones to be mutually agreed upon us and Dr. Jefferies and regulatory approvals of applicable jurisdictions. As of the date of this Annual Report the 442668 B.C. Consulting Agreement has been renegotiated and such provision has been eliminated.

ITEM 7       FINANCIAL STATEMENTS

The financial statements listed in the accompanying index to the consolidated financial statements are filed as part of this Annual Report on Form 10-KSB.

ITEM 8       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTINGAND FINANCIAL DISCLOSURE

            None.

ITEM 8A.     CONTROLS AND PROCEDURES

            An evaluation was conducted by management of the company under the supervision and with the participation of Aris Morfopoulos, our Chief Executive Officer, and Patrick A. McGowan, our Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as of the end of the period covered by this Annual Report. Based on that evaluation, Messrs. Morfopoulos and McGowan concluded that the company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

            There have been no changes in the company's internal controls over financial reporting that occurred during the company's most recent fiscal year that have materially affected or are reasonably likely to materially affect the company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

            None.

PART III

ITEM 9       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Information regarding directors and executive officers of the Company is incorporated by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our proposed 2006 annual meeting of shareholders.

ITEM 10     EXECUTIVE COMPENSATION

            Information regarding executive compensation is incorporated by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our proposed 2006 annual meeting of shareholders.

ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            Information regarding beneficial ownership and related stockholder matters is incorporated by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our proposed 2006 annual meeting of shareholders.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information regarding certain relationships and related transactions is incorporated by reference to our proxy statement to be filed with the SEC pursuant to Regulation 14A in connection with our proposed 2006 annual meeting of shareholders.

ITEM 13     EXHIBITS
(a)	Index to and Description of Exhibits:
	Exhibit Number	Description of Exhibit
3.1 (i)

Amended and Restated Articles of the company dated May 19, 1999 as filed as Exhibit 2.1 to the company's Registration Statement on Form 10-SB as filed on September 3, 1999 and incorporated herein by reference.

	3.1 (ii)	Amended and Restated Bylaws of the company dated May 10, 2004 as filed as Exhibit 3.1 to the company's Quarterly Report on Form 10-QSB as filed on May 20, 2004 and incorporated herein by reference.
10.1

Option Agreement made September 14, 1999 between GeneMax Pharmaceuticals and UBC as filed as an Exhibit to the company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed on April 15, 2005 and incorporated by reference herein.

10.2

License Agreement made March 6, 2000 between GeneMax Pharmaceuticals, UBC and Dr. Jefferies as filed as an Exhibit to the company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed on April 15, 2005 and incorporated by reference herein.

10.3

Collaborative Research Agreement made September 1, 2000 between GeneMax Pharmaceuticals, GeneMax Pharmaceuticals Inc. and UBC as filed as an Exhibit to the company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed on April 15, 2005 and incorporated by reference herein.

10.4

Non-Disclosure Agreement made October 3, 2002 between GeneMax Pharmaceuticals and UBC as filed as an Exhibit to the company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed on April 15, 2005 and incorporated by reference herein.

10.5

Production Services Agreement made March 18, 2003 between the company and Molecular Medicine as filed as an Exhibit to the company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed on April 15, 2005 and incorporated by reference herein.

10.6

Biological Materials Transfer Agreement made October 21, 2003 between the company and National Institutes of Health as filed as an Exhibit to the company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed on April 15, 2005 and incorporated by reference herein.

10.7	Revised Stock Option Plan dated December 16, 2003 as filed as Exhibit 99.1 to the company's Registration Statement on Form S-8 as filed on January 29, 2004 and incorporated herein by reference.
10.8

442668 B.C. Consulting Agreement made February 1, 2005 between the company, Dr. Jefferies and 442668 B.C. Ltd. as filed as an Exhibit to the company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004 as filed on April 29, 2005 and incorporated by reference herein.

10.9

Handford Consulting Agreement made February 1, 2005 between the company and Ronald Handford as filed as an Exhibit to the company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004 as filed on April 29, 2005 and incorporated by reference herein.

10.10

Farrauto Consulting Agreement made effective May 19, 2004 between the company and Sail View Capital Ltd. as filed as an Exhibit to the company's Annual Report on Form 10-KSB/A for the year ended December 31, 2004 as filed on April 29, 2005 and incorporated by reference herein.

10.11

Option and Settlement Agreement made January 23, 2006 between GeneMax Pharmaceuticals, GeneMax Pharmaceuticals Inc., UBC and Dr. Jefferies as filed as an Exhibit to the company's Current Report on Form 8-K as filed on January 24, 2006 and incorporated by reference herein.

31.1	Section 302 Certification of Chief Executive Officer included herewith.
31.2	Section 302 Certification of Chief Financial Officer included herewith.
32.1	Section 906 Certification of Chief Executive Officer included herewith.
32.2	Section 906 Certification of Chief Financial Officer included herewith.
99.1

Charter of Audit Committee of GeneMax Corp. dated February 13, 2004 as filed as Exhibit 99.1 to the company's Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed on April 15, 2005 and incorporated by reference herein.

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

            Information regarding principal accountant fees and services is incorporated by reference to our proxy statement as filed with the SEC pursuant to Regulation 14A in connection with our proposed 2006 annual meeting of shareholders.

__________

GENEMAX CORP.
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of GeneMax Corp.:

We have audited the accompanying consolidated balance sheets of GeneMax Corp. (a development stage company) as of December 31, 2005 and 2004 and the consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004 and the period from July 27, 1999 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004 and the results of its operations and its cash flows and the changes in stockholders' deficit for the years ended December 31, 2005 and 2004 and the period from July 27, 1999 (inception) through December 31, 2005 in accordance with accounting principles generally accepted in the United States of America.

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

"Dale Matheson Carr-Hilton LaBonte"

CHARTERED ACCOUNTANTS

Vancouver, Canada
April 7, 2006

GENEMAX CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
	December 31, 2005	December 31, 2004

ASSETS

CURRENT ASSETS
Cash	$ 56,244	$ 11,646
Prepaid expenses and other receivables	27,078	467
	83,322	12,113

FURNITURE AND EQUIPMENT (Note 3)	6,537	35,273
DEFERRED FINANCE FEES (Note 5)	-	40,800

	$ 89,859	$ 88,186

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 891,439	$ 919,065
Research agreement obligations (Note 4)	672,532	808,814
Convertible notes payable (Note 5)	482,667	477,100
Convertible note subscriptions received (Note 11)	60,000	-
Due to related parties (Note 6)	202,969	323,337

	2,309,607	2,528,316

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 5, 6, 9 and 11)

STOCKHOLDERS' DEFICIT
Capital stock (Note 7)
Common stock, $0.001 par value, 50,000,000 shares authorized
29,172,176 shares issued and outstanding (2004 - 20,103,875)	29,172	20,104
Additional paid-in capital	10,379,913	9,343,123
Common stock purchase warrants	857,656	695,200
Deficit accumulated during the development stage	(13,420,369)	(12,434,770)
Accumulated other comprehensive loss	(66,120)	(63,787)

	(2,219,748)	(2,440,130)

	$ 89,859	$ 88,186

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,	Year Ended December 31,	July 27, 1999 (inception) to December 31,
	2005	2004	2005

INTEREST INCOME	$ 3,959	$ -	$ 30,530

EXPENSES
Consulting fees	36,023	1,440	658,323
Consulting fees - stock-based (Note 7)	-	73,500	2,824,775
Depreciation	30,708	37,449	189,663
Gain on settlement of debts (Note 6)	(142,549)	-	(142,549)
Interest	116,817	92,924	116,817
License fees	182,422	121,557	511,222
Management fees and salaries	134,544	262,506	1,111,622
Office and general	73,761	258,951	1,588,632
Professional fees	283,774	520,734	1,592,416
Research and development	248,359	1,039,052	3,935,095
Research and development - stock based (Note 7)	-	-	612,000
Transfer agent fees (Note 9)	15,852	219,488	244,971
Travel	9,847	55,504	207,912

	989,558	2,683,105	13,450,899

NET LOSS	$ (985,599)	$ (2,683,105)	(13,420,369)

BASIC AND DILUTED LOSS PER SHARE	$ (0.03)	$ (0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	28,228,079	19,991,687

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2005
	Common Stock		Additional	Common	Common Stock	Deficit Accumulated During the	Accumulated other
	Number of shares	Amount	Paid in Capital	Stock Subscriptions	Purchase Warrants	Development Stage	Comprehensive Loss	Total

Issued on incorporation - July 27, 1999	1	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Issued to founders for: - consulting services - October 1999	2,150,000	2,150	-	-	-	-	-	2,150
- cash at $0.001 per share - October 1999	1,850,000	1,850	-	-	-	-	-	1,850
Common stock subscriptions	-	-	-	177,100	-	-	-	177,100
Net loss	-	-	-	-	-	(80,733)	-	(80,733)

Balance, December 31, 1999	4,000,001	4,000	-	177,100	-	(80,733)	-	100,367

Issued in connection with UBC agreement (Note 4):
- for consulting services - February 2000	3,600,000	3,600	-	-	-	-	-	3,600
- for license fees - February 2000	500,000	500	-	-	-	-	-	500
Issued for cash at $0.60 per share - February 2000 - net of finders' fees of $95,570	1,408,828	1,409	748,321	(177,100)	-	-	-	572,630
Issued for cash at $0.60 per share - March 2000	644,000	644	385,756	-	-	-	-	386,400
Issued for cash at $0.60 per share- May 2000	210,000	210	125,790	-	-	-	-	126,000
Issued for finders' fees in connection with $0.60 financing - May 2000	124,642	125	(125)	-	-	-	-	-
Net loss	-	-	-	-	-	(935,332)	-	(935,332)
Currency translation adjustment	-	-	-	-	-	-	(1,937)	(1,937)

Balance, December 31, 2000	10,487,471	10,488	1,259,742	-	-	(1,016,065)	(1,937)	252,228

Issued for cash at $0.75 per share - April to July 2001	110,334	110	82,640	-	-	-	-	82,750
Issued for cash at $1.00 per share - June to November 2001	265,000	265	264,735	-	-	-	-	265,000
Net loss	-	-	-	-	-	(671,986)	-	(671,986)
Currency translation adjustment	-	-	-	-	-	-	(2,041)	(2,041)

Balance, December 31, 2001	10,862,805	10,863	1,607,117	-	-	(1,688,051)	(3,978)	(74,049)

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2005
	Common Stock		Additional	Common	Common Stock	Deficit Accumulated During the	Accumulated other
	Number of shares	Amount	Paid In Capital	Stock Subscriptions	Purchase Warrants	Development Stage	Comprehensive Income Loss	Total
Issued for cash at $1.00 per share- February to May 2002 - net of finders' fees of $17,000	187,500	187	170,313	-	-	-	-	170,500
Issued on settlement of debts at $0.75 per share - May 2002	181,660	182	136,063	-	-	-	-	136,245

GPI balance, July 15, 2002 (Note 1)	11,231,965	11,232	1,913,493	-	-	(1,688,051)	(3,978)	232,696

GMC balance, July 15, 2002	15,320,119	52,075	7,134,217	(85,000)	-	(6,607,580)	-	493,712

Reverse acquisition recapitalization adjustment	(11,231,965)	(47,987)	(7,180,193)	-	620,600	6,607,580	-	-

Balance post reverse acquisition	15,320,119	15,320	1,867,517	(85,000)	620,600	(1,688,051)	(3,978)	726,408

Common stock purchase warrants expired	-	-	9,900	-	(9,900)	-	-	-
GMC subscription proceeds received	-	-	-	100,000	-	-	-	100,000
Issued for cash at $2.50 per share - November 2002	425,400	425	956,725	-	106,350	-	-	1,063,500
Subscription proceeds received - December 2002	-	-	-	185,000	-	-	-	185,000
Exercise of stock options at $0.50 per share	102,000	102	50,898	-	-	-	-	51,000
Stock-based compensation	-	-	630,275	-	-	-	-	630,275
Net loss	-	-	-	-	-	(2,284,709)	-	(2,284,709)
Currency translation adjustment	-	-	-	-	-	-	(5,645)	(5,645)

Balance, December 31, 2002	15,847,519	15,847	3,515,315	200,000	717,050	(3,972,760)	(9,623)	465,829

Exercise of stock options at $0.50 per share	1,793,630	1,794	895,021	-	-	-	-	896,815
Exercise of stock options at $1.00 per share	525,000	525	524,475	-	-	-	-	525,000
Issued for cash at $5.00 per share	43,000	43	193,457	(185,000)	21,500	-	-	30,000
Issued for cash at $1.00 per share, net of finder's fee	555,350	555	465,725	-	55,535	-	-	521,815
Issued as finders' fees	33,535	34	(34)	-	-	-	-	-
Issued for license agreement	10,000	10	9,990	-	-	-	-	10,000
Subscriptions repaid	-	-	5,000	(15,000)	-	-	-	(10,000)
Common stock purchase warrants expired	-	-	60,000	-	(60,000)	-	-	-
Stock-based compensation	-	-	2,733,000	-	-	-	-	2,733,000
Net loss	-	-	-	-	-	(5,778,905)	-	(5,778,905)

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2005
	Common Stock		Additional	Common	Common Stock	Deficit Accumulated During the	Accumulated other
	Number of shares	Amount	Paid In Capital	Stock Subscriptions	Purchase Warrants	Development Stage	Comprehensive Income Loss	Total

Currency translation adjustment	-	-	-	-	-	-	(37,299)	(37,299)

Balance, December 31, 2003	18,808,034	18,808	8,401,949	-	734,085	(9,751,665)	(46,922)	(643,745)

Issued for cash at $0.70 per share - February 2004 - net of finders' fees of $50,000	857,143	857	489,143	-	60,000	-	-	550,000
Shares issued as finders' fees	71,428	72	(72)	-	-	-	-	-
Fair value of warrants issued in connection with convertible notes (Note 5)	-	-	-	-	50,000	-	-	50,000
Fair value of finders' fee warrants (Note 5)	-	-	-	-	15,000	-	-	15,000
Exercise of stock options at $0.50 per share	304,370	304	151,881	-	-	-	-	152,185
Exercise of stock options at $1.00 per share	52,900	53	52,847	-	-	-	-	52,900
Settlement of debt at $1.00 per share	10,000	10	9,990	-	-	-	-	10,000
Common stock purchase warrants expired	-	-	163,885	-	(163,885)	-	-	-
Stock-based compensation	-	-	73,500	-	-	-	-	73,500
Net loss	-	-	-	-	-	(2,683,105)	-	(2,683,105)
Currency translation adjustment	-	-	-	-	-	-	(16,865)	(16,865)

Balance, December 31, 2004	20,103,875	20,104	9,343,123	-	695,200
(12,434,770)
							(63,787)	(2,440,130)

Warrant component of modified convertible note	-	-	-	-	46,250	-	-	46,250
Issued for cash at $0.15 per share - February 2005 net of finders' fees of $97,620 and legal fees of $100,561	9,068,301	9,068	1,036,790	-	116,206	-	-	1,162,064
Net loss	-	-	-	-	-	(985,599)		(985,599)
Currency translation adjustment	-	-	-	-	-	-	(2,333)	(2,333)

Balance, December 31, 2005	29,172,176	$ 29,172	$ 10,379,913	$ -	$ 857,656	$(13,420,369)	$ (66,120)	$(2,219,748)

The accompanying notes are an integral part of these consolidated financial statements

GENEMAX CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31	Year Ended December 31	July 27, 1999 (inception) to December 31
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (985,599)	$ (2,683,105)	$ (13,420,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance fees	40,800	(74,100)	(33,300)
Depreciation	30,708	37,449	189,663
Gain on settlement of debts	(142,549)	-	(142,549)
Non-cash interest and finance fees	-	75,400	75,400
Non-cash consulting fees	-	-	5,750
Non-cash license fees	-	-	10,500
Stock-based compensation	-	73,500	3,436,775
Convertible debenture adjustments	51,817	-	51,817
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(26,611)	566	(21,078)
Accounts payable and accrued liabilities	3,021	836,502	1,122,887
Research agreement obligations	(136,282)	444,707	672,532

NET CASH USED IN OPERATING ACTIVITIES	(1,164,695)	(1,289,081)	(8,051,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(1,972)	-	(196,200)
Pre reverse acquisition advances from GMC	-	-	250,000
Cash acquired on reverse acquisition of GMC	-	-	173,373

NET CASH USED IN INVESTING ACTIVITIES	(1,972)	-	227,173

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	1,360,245	550,000	7,055,605
Finance costs	(198,181)	-	(198,181)
Proceeds from convertible notes payable	-	500,000	500,000
Convertible note subscriptions received	60,000	-	60,000
Loans payable	-	-	136,245
Advances (to) from related parties	(8,466)	248,141	393,494

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,213,598	1,298,141	7,947,163

EFFECT OF EXCHANGE RATE CHANGES	(2,333)	(16,865)	(66,120)

NET INCREASE (DECREASE) IN CASH	44,598	(7,805)	56,244

CASH, BEGINNING OF YEAR	11,646	19,451	-

CASH, END OF YEAR	$ 56,244	$ 11,646	56,244

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND

  FINANCING ACTIVITIES (See Note 10)

The accompanying notes are an integral part of these consolidated financial statements

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

During 2000, GPI and the University of British Columbia ("UBC") entered into a world-wide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC. Also during 2000, GPI and UBC entered into a Collaborative Research Agreement ("CRA") appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments (refer to Note 4). The lead product resulting from these licenses is a cancer immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically the Company has moved the technology through issuance of a U.S. patent, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and contracted out production of clinical grade vaccine (refer to Note 4). The Company plans to continue development of the lead product vaccine through clinical trials. The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products. The assay technology acquired has received patent protection.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at December 31, 2005, the Company has a working capital deficiency of $2,226,285, a capital deficiency of $2,219,748 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are imminent as part of normal product development and advancement. Since internally generated cash flow will not fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities.

Management continues to raise capital through private placements and loans as required to meet its operating budgets. Subsequent to December 31, 2005, gross proceeds of $545,000 were raised in connection with convertible note financings (refer to Note 11). The Company's operations and financing requirements are expected to expand upon entering clinical trials with its lead TAP cancer vaccine (transporters of antigen processing).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been presented in United States dollars and prepared in accordance with accounting principles generally accepted in the United States of America .

Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiaries GPI and GPC as described in Note 1. All significant intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of stock-based compensation, the fair value of the components of the convertible notes payable and the useful life of furniture and equipment.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is computed at the following rates over the estimated useful lives of the assets: Office furniture and equipment - 36 months straight-line; Laboratory equipment - 60 months straight-line; Computer equipment - 24 months straight line.

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

Research and Development Costs

The Company has acquired exclusive development and marketing rights to certain technologies through various License Agreements and Research Agreements as described in Note 4. The rights and license acquired are considered rights to unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs. Also, ongoing costs incurred in connection with the Collaborative Research Agreement are considered costs incurred in the development of unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs.

Fair Value of Financial Instruments

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, loans, obligations, and accounts payable and amounts due to related parties approximate carrying values due to the short-term maturity of the instruments.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including furniture and equipment, based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from its investment or use of the related assets. The Company's policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. At December 31, 2005 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Reclassifications

Certain of the comparative figures have been reclassified to conform to the current year's presentation.

Stock-based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of SFAS No. 123 "Accounting for Stock-Based Compensation". The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

In accordance with SFAS No. 123, the Company applies the fair value method using the Black-Scholes option pricing model in accounting for options granted to consultants.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation (continued)

The following table illustrates the pro forma effect on net income (loss) and net income (loss) per share as if the Company had accounted for its for stock-based employee compensation using the fair value provisions of SFAS No. 123 using the assumptions as described in Note 7:

	For the years ended December 31,
	2005	2004

Net loss as reported	$ (985,599)	$ (2,683,105)
Additional SFAS 123 employee compensation expense	-	(308,000)

Pro-forma net loss	$ (985,599)	$ (2,991,105)

Pro-forma basic and diluted loss per share	$ (0.03)	$ (0.15)

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services". Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

The Company has also adopted the provisions of the FASB Interpretation ("FIN") No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25", which provides guidance as to certain applications of APB No. 25.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after December 15, 2005. Management is currently evaluating the impact of the adoption of this standard on the Company's reported financial position or results of operations.

In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during the implementation of SFAS No. 123R.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and the FASB Statement No. 3". Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate affected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred--generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on the Company's future reported financial position or earnings.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	December 31, 2005	December 31, 2004

Laboratory equipment	$ 183,803	$ 183,803
Office furniture and equipment	10,425	10,425
Computer equipment	1,972	-
	196,200	194,228
Less: accumulated depreciation	(189,663)	(158,955)

	$ 6,537	$ 35,273

NOTE 4 - RESEARCH AGREEMENTS

University of British Columbia ("UBC")

Effective September 14, 1999, GPI entered into an Option Agreement ("Option") whereby UBC granted GPI an option to obtain a world-wide license from UBC providing GPI the exclusive license rights to certain patented and unpatented cancer immuno-therapy technologies originally invented and developed by UBC. The Option was for a term of 180 days and prior to being eligible to exercise the Option, GPI was to make a reasonable commercial effort to raise equity funding in an amount not less than CAN$1,000,000 to fund ongoing research and issue 500,000 founders' common shares to UBC and an additional 3,600,000 founders' common shares to certain principals involved in the UBC research. Having satisfied all of the conditions on or before March 6, 2000, GPI exercised the Option and obtained from UBC, the exclusive license rights as described above for meeting the specific terms of the Option plus a further payment of $78,743. The license will terminate after 15 years or upon the expiration of the last patent obtained relating to the licensed technology. The cost of obtaining any patents will be the responsibility of GPI. The technology remains the property of UBC, however, it may be utilized and improved by GPI. Concurrent with the execution of the license, the head researcher at UBC became a director of GPI.

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totaling CAN$498,980 to be paid in four equal installments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and March 31, 2001 of which $374,215 was paid. Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$2,973,049 of which CAN$991,515 was to be paid prior to December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004. As at December 31, 2004, CAN$235,759 (2003 - CAN$471,518) was payable in connection with the original CRA terms. In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research. The CRA ended on its scheduled termination date of August 31, 2004. For the period from September 1, 2004 to December 31, 2004, the Company recorded a further CAN$568,195 in connection with ongoing research and patent activities and cost overruns on the original CRA with UBC resulting in a total of CAN$803,954 owing to UBC as at December 31, 2004.

The Company and UBC negotiated a one-year extension of the CRA commencing March 1, 2005 with a total funding commitment by the Company of $294,696. In addition, the Company and UBC agreed on a payment schedule for the new CRA amount and the December 31, 2004 payable totalling CAN$1,098,650 as follows; CAN$408,674 on execution of the definite agreement; CAN$173,674 on each of May 1, August 1 and December 1, 2005; CAN$100,000 on March 1, 2006 and CAN$68,954 on May 1, 2006.

During the quarter ended March 31, 2004, the Company entered in to an exclusive worldwide license agreement with UBC for the use of a novel assay technology intended to be used to screen and select new drugs that regulate immune responses. The term of the license is for the longer of 20 years or the last expiry of a patent obtained in connection with the technology. In consideration for the license, the Company issued to UBC 10,000 restricted shares of common stock with a fair value of $10,000 and must pay an annual maintenance fee of $500 and all costs required to obtain any patents related thereto.

On December 23, 2005, the Company signed a letter of intent with UBC whereby all existing financial claims by UBC (collectively, the "UBC Financial Claims") would be satisfied (the "Settlement") in consideration of UBC providing GeneMax with an option to acquire outright all of UBC's right title and interest in the technologies licensed to Genemax. The letter of intent was followed by the completion of a definitive agreement on January 24, 2006 (see Note 11).

NOTE 4 - RESEARCH AGREEMENTS (continued)

University of British Columbia ("UBC") (continued)

Under the terms of the agreement the Company is obligated to pay UBC CAN$556,533 as follows:

    CAN $50,000.00 (Paid); and

    CAN $300,000 by March 31, 2006 (Subsequently paid); and

    CAN $206,533 on or before December 31, 2006; with the understanding that, should the Company complete an aggregate private and/or public financing of CAN $2,000,000 before December 31, 2006, this payment shall become immediately due and payable to UBC by the Company within five calendar days of the Company attaining such aggregate financing.

Under the terms of the agreement, the Company is also obligated to pay any other costs or expenses which may be due and owing by GeneMax to UBC under the license agreements and the CRA as at the effective date which, in the aggregate, shall not exceed CAN $10,000.

Under the terms of the agreement, the Company also assumed responsibility for the management, maintenance and protection of all patents and patent applications filed in connection with the technology.

In accordance with the terms of agreement, if the option to purchase is terminated then the Company shall have no right, entitlement or interest, in and to any of the technology, and the payment(s) theretofore made to UBC by the Company shall be non-refundable. In addition, and to the extent that any portion of the UBC Financial Claims under the settlement have not otherwise been contributed to through any purchase price payment(s) having been made, upon any such termination the Company shall continue to be obligated to UBC for the balance of any such then unsatisfied UBC Financial Claims with interest then accruing thereon at the rate 10% per annum and compounded semi-annually while any portion of the UBC Financial Claims remain outstanding.

In summary the Company's payments due to UBC at December 31, 2005 are as follows:
	CAN $	USD $
Payment due March 31, 2006	$300,000	$258,020
Payment due on or before December 31, 2006	206,533	177,632
Total	$506,533	$435,652

Crucell Holland B.V. ("Crucell") - Research License and Option Agreement

Effective August 7, 2003, Crucell and GPI entered into a five-year Research License and Option Agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Agreement includes an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the technology. Under the terms of the agreement, the Company is required to make initial and ongoing option maintenance payments over the five-year term totaling 450,000 Euros. To December 31, 2003, the Company had made all payments required totaling $115,490 (100,000 Euros). A further $120,697 (100,000 Euros) was incurred during 2004 (not paid), and an additional $126,355 (100,000 Euros) was incurred during 2005, leaving a total of $236,880 (200,000 Euros) owing as at December 31, 2005.

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had 3 months to remedy the default. On November 16, 2005, Crucell provided notice of Termination by Default due the Company's failure to remedy the default within the required 3 month period. The Company is currently negotiating a reinstatement of the Research and License Option Agreement.

NOTE 4 - RESEARCH AGREEMENTS (continued)

Molecular Medicine BioServices, Inc. ("Molecular Medicine") - Production Service Agreement

Effective March 18, 2003, Molecular Medicine and GMC entered into a Production Service Agreement ("PSA"), as amended on August 29, 2003, whereby Molecular Medicine will produce, under Good Manufacturing Practices, the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product. The product will incorporate the Crucell vector and the Company's TAP1 gene. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. To December 31, 2003, the Company has made all payments required under the terms of the agreement totaling $108,500. The Company was in breach of its contractual obligations with Molecular Medicine in respect of payment of $15,000 for Phase I of the project. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the Company has a credit of approximately $78,000 with Molecular Medicine to be applied towards future vaccine production.

NOTE 5 -CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2004, the Company issued two unsecured convertible promissory notes in the principal amount of $500,000, that bear interest at 8% per annum and were due twelve months from the date of issue. The unpaid amount of principal and interest may be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.60 per share. The holders of the notes were also granted common stock purchase warrants entitling the holder to purchase an additional 416,667 shares of the Company's common stock at a price of $0.66 per share for a period of 2 years. Further, the Company granted 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder's fee entitling the holder to purchase an additional 83,333 and 41,667 shares of the Company's common stock at a price of $0.60 and $0.66 per share, respectively, for a period of 2 years.

The Company also incurred $74,100 of costs in connection with this financing resulting in a total of $89,100 being recorded as deferred finance fees. These costs will be expensed over the term of the convertible promissory notes; the remaining unamortized amount will be charged to stockholders' equity if the notes are converted. As of December 31, 2004, $48,300 of the deferred finance fees were expensed. As at December 31, 2005, $28,556 (2004 - $21,667) of accrued and unpaid interest on the convertible note was included in accounts payable.

The fair value of the convertible promissory notes at issuance was estimated to be $450,000. This value was based on an estimated fair value interest rate on debt with comparable risk profiles of 20% per annum. As a result, the fair value of the equity component of this instrument (comprised of the common stock purchase warrants and the debt conversion feature) was estimated to be $50,000. The equity component was attributed entirely to the common stock purchase warrants and recorded as a separate component of stockholders' equity as the conversion feature did not have a beneficial intrinsic value and its fair value was otherwise determined not to be material. The Company will record a further interest expense over the term of the notes of $50,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To December 31, 2004, a further interest expense of $27,100 was accrued resulting in a carrying value of the notes of the notes at December 31, 2004 of $477,100.

NOTE 5 -CONVERTIBLE NOTES PAYABLE (continued)

Effective January 31, 2005, the parties agreed to amend the terms of the convertible notes payable to extend the maturity date to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term. In addition, the term of the warrants will be extended for a period of greater than the original two years, up to a maximum of ten years, dependent on the Company obtaining specified listing status of the Company's common stock as per the amending agreement. As at the date of this modification, the Company estimated the fair value of the modified convertible promissory notes to be $435,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20% per annum. As a result, the fair value of the equity component of this modified instrument (being the amended common stock purchase warrants) was estimated to be $46,250. The Company will record a further interest expense over the amended term of the notes of $65,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To December 31, 2005, a further interest expense of $47,667 has been accrued resulting in a carrying value of the notes of $482,667.

NOTE 6 -RELATED PARTY TRANSACTIONS

During 2004, the Company entered into an agreement with the Company's Chief Financial Officer ("CFO"). Under the terms of the agreement, the CFO will be paid a total of CAN$5,000 per month for twelve months ending May 21, 2005. In addition, the Company granted the CFO 100,000 stock options as described in Note 7. The Company continued to engage the services of the CFO on a month-to-month basis at a rate of CAN$5,000 per month. The CFO resigned effective October 8, 2005 and, accordingly, $33,546 of amounts due to related parties was reclassified as accounts payable which remains unpaid as at December 31, 2005.

During 2004, the Company entered into a new consulting agreement with the Company's Chief Scientific Officer ("CSO") for a term ending December 31, 2007 at an amount of CAN$10,000 per month. The Company has also agreed to grant to the CSO options to acquire up to 2,500,000 shares of the Company's common stock at a price to be determined, subject to further approvals. In addition, the CSO has agreed to settle all amounts due from the Company totalling $92,200 in exchange for 452,100 shares of the Company's common stock. To date, the shares have not been issued and no gain or loss will be recorded in connection with this settlement until completed.

During 2004, the Company entered into an agreement with the Company's Chief Operating Officer ("COO"). Under the terms of the agreement, the COO will be paid a daily fee of CAN$1,000. The agreement commenced as of August 30, 2004 and will continue for one year from that date. The Company also granted to the COO 300,000 stock options exercisable at $0.50 per share as described in Note 7. Under the terms of an amended agreement, the Company's COO was appointed President, Chief Executive Officer ("CEO") and a director effective February 8, 2005. The Company and the CEO entered into a management agreement for a term ending December 31, 2007 at an amount of CAN$170,000 for the first year and for subsequent amounts to be determined by the Company's compensation committee thereafter. In addition, the CEO agreed to settle all amounts due from the Company totalling $66,556 for a cash payment of $19,765 resulting in a gain on settlement of $46,791. The Company had also agreed to issue to the CEO 500,000 shares of the Company's common stock at an agreed price of CAN$0.15 per share and up to a further 1,400,000 options at a price to be determined at a later date, all of which were subject to further approvals. The CEO resigned effective September 26, 2005 and accordingly, $12,582 of amounts due to related parties was reclassified as accounts payable which remains unpaid as at December 31, 2005. The former CEO and the Company are currently negotiating a settlement in connection with the unissued shares and ungranted options.

NOTE 6 -RELATED PARTY TRANSACTIONS (continued)

During 2005, the Company entered into a new month to month consulting agreement with the Company's former President at an amount of CAN$8,333 per month. In addition, the former President agreed to settle all amounts due from the Company totalling $93,099 for a cash payment of $27,988 resulting in a gain on settlement of $65,111. The Company also agreed to grant to the former President options to acquire up to 400,000 shares of the Company's common stock at a price to be determined at a later date, and subject to further approvals. The consulting agreement was terminated effective April 8, 2005 and the stock options were not granted.

Additionally, during 2005, the Company made cash settlements on certain trade payables resulting in a gain of $30,647.

Effective December 5, 2005 the Company appointed a new CEO and a new CFO. As at December 31, 2005, no amounts had been accrued or paid to these newly appointed officers. The Company expects to enter into formal employment agreements with these officers in 2006.

The following amounts have been incurred to these related parties:

	For the years ended December 31,
	2005	2004

Management fees (former CEO and former CFO)	$ 134,544	$ 252,506
Research and development (CSO)	88,757	140,022

	$ 223,301	$ 392,528

As at December 31, 2005, the Company had total commitments remaining relating to the CSO's consulting agreement for the years ending December 31, 2006 and 2007 of approximately $128,400 and $128,400, respectively.

During 2005, the Company incurred $223,301 in fees and $5,647 in expense reimbursements to these and former related parties and made repayments of $191,286. Further, $111,902 of amounts owing to these related parties and a former related party were written off in connection with the settlements described above leaving $202,969 owing to related parties as at December 31, 2005 (2004, - $323,337) and $46,128 owing to former related parties which has been reclassified as accounts payable at December 31, 2005. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 7 - CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value. Effective December 31, 2003, the Company's Board of Directors approved an increase in the authorized capital to 300,000,000 voting common shares and 50,000,000 non-voting preferred shares subject to shareholder approval that has not been obtained to date. As of December 31, 2005, no preferred shares have been issued.

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

NOTE 7 - CAPITAL STOCK (continued)

During 2004 the Company commenced a private placement of units at $0.70 per unit. Each unit consisted of one common share and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.70 per share for a period of two years. The Company issued 857,143 shares of common stock on the purchase of 857,143 units for total proceeds of $600,000. The Company issued 71,428 shares of common stock as a placement fee and paid a further $50,000 in connection with this financing. The fair value of the warrants was estimated to be $60,000 and was recorded as separate component of stockholders' equity.

During 2004 the Company issued 10,000 shares of common stock on settlement of accounts payable of $10,000.

During 2005 the Company completed a financing of 9,068,301 units at a price of $0.15 per unit for gross proceeds of $1,360,245. Each unit is comprised of one common share and one-half of a common share purchase warrant. Each whole common share purchase warrant entitles the holder to acquire an additional common share of the Company for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date the Company completes an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. Finders' fees comprised of 8% cash and 5% finders' warrants were paid to certain registered dealer brokers in respect of certain of the placees. The Company paid a total of $97,620 in cash finder's fees, $100,561 in legal fees and other issue costs and issued a total of 406,748 finders' warrants. The total fair value of the unit warrants and finders' warrants was estimated to be $116,206 and was recorded as a separate component of stockholders' equity.

During 2005 the Company amended the terms of the convertible notes payable to extend the maturity to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term. In addition the term of the warrants will be extended for a period of greater than the original two years dependent on the Company achieving certain listing conditions as per the amending agreement.

Stock Option Plan

On September 30, 2002, the Board of Directors of the Company approved the adoption of a stock option plan (the "Plan") allowing for the granting of up to 3,500,000 options to directors, officers, employees and consultants of the Company and its subsidiaries. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors with terms not to exceed 10 years. The Plan further provides that the Board of Directors may grant to any key personnel of the Company who is eligible to receive options, one or more Incentive Stock Options at a price not less than fair market value and for a period not to exceed 10 years from the date of grant. Options and Incentive Stock Options granted under the Plan may have vesting requirements as determined by the Board of Directors.

Effective April 16, 2003, the Board of Directors approved an increase in the number of options available under the Plan from 3,500,000 to 4,500,000. Also effective July 9, 2003 the Company filed a Form S-8 Registration Statement to register 500,000 shares in connection with the Plan. Effective December 16, 2003, the Board of Directors approved the further increase in the number of options available under the Plan from 4,500,000 to 10,000,000, and during 2004 filed a Form S-8 Registration Statement effective January 26, 2004 to register a further 2,250,000 shares in connection with the Plan.

NOTE 7 - CAPITAL STOCK (continued)

Stock Options

In connection with the reverse acquisition of GPI, the Company granted a total of 2,135,000 stock options to previous holders of stock options of GPI with terms and conditions consistent with their original GPI stock options. Of these stock options, 150,000 are subject to straight line vesting for a period of 36 months commencing October 1, 2002. The fair value of these incentive stock options will be recorded as compensation expense over the vesting period. The fair value of these options at the date of grant of $142,500 was estimated using the Black-Scholes option pricing model with an expected life of three years, a risk-free interest rate of 4% and an expected volatility of 226%. To December 31, 2004 a total of $106,875 was recorded as consulting fees in connection with these options which expired unexercised during 2004.

During 2004, the Company granted 100,000 stock options to the Company's CFO at a price of $0.70 per share with 50% subject to immediate vesting and the remaining 50% vesting over time or subject to achieving certain financing milestones. These options were granted at a price less than the market price at the date of grant and this intrinsic value of $5,000 was be expensed upon vesting of the options. The additional fair value of these options at the date of grant of $67,000 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 3% and an expected volatility of 182%. This additional fair value has been disclosed in Note 2 on a pro-forma basis upon vesting of the options.

During 2004, the Company granted 550,000 stock options to an officer and directors of the Company and 25,000 stock options to a consultant at a price of $0.50 per share for a period of five years subject to immediate vesting. The fair value of the consultant options of $21,000 was expensed during the period and the fair value of the officer and director options of $241,000 has been disclosed in Note 2 on a pro-forma basis. The fair value of these options at the date of grant totalling $262,000 was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk-free interest rate of 3% and an expected volatility of 185%.

Of the stock options granted to date, a total of 160,000 originally granted at prices ranging from $1.90 to $8.50 per share have been repriced to $1.00 per share and, as a result, are subject to variable accounting in accordance with the provisions of the FIN No. 44. No adjustment was required during 2005 relating the variable accounting for these incentive stock options.

The Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	4,754,370	$ 0.74	5.55 years
Granted	675,000	0.53
Forfeited	(295,000)	0.96
Exercised	(357,270)	0.57

Balance, December 31, 2004	4,777,100	0.71	4.59 years
Granted	-	-
Forfeited	(1,652,100)	1.00
Exercised	-	-

Balance, December 31, 2005	3,125,000	$ 0.56	5.43 years

NOTE 7 - CAPITAL STOCK (continued)

Share Purchase Warrants

The Company's share purchase warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2003	1,076,535	$ 1.89	1.53 years
Issued	1,398,810	0.68
Exercised	-	-
Expired	(492,375)	3.04

Balance, December 31, 2004	1,982,970	1.16	1.35 years
Issued	4,940,898	0.30
Exercised	-	-
Expired	(2267,500)	1.00

Balance, December 31, 2005	6,696,368	$ 0.39	0.88 years

NOTE 8 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $9,900,000 at December 31, 2005 (2004 - $8,900,000) which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 9 - LEGAL SETTLEMENT

In 2004, the Company requested that its transfer agent, X-Clearing Corp. ("X-Clearing"), deliver company documents to a new transfer agent. X-Clearing claimed a security lien on company documents. The Company filed a complaint and a preliminary court hearing was held in Denver, CO on September 22, 2004, following which both sides agreed to attempt a voluntary mediation process. A resolution was not achieved in the mediation process and the Company reinstituted court action to retrieve its records. The preliminary hearing court determination indicated that by providing proper notice of termination and posting of a bond in the amount of $250,000, it would likely cause X-Clearing to transfer the records of the Company to a new transfer agent. The Company settled its lawsuit against X-Clearing as set forth at a hearing held March 18, 2005. As part of the settlement, the Company agreed to pay X-Clearing a total of $200,000 which was accrued as at December 31, 2004. The amount was payable in two equal installments, the first of which was due upon the ability of the new transfer agent to act for the Company and the second of which was payable upon X-Clearing meeting certain conditions as outlined in the settlement. In the first quarter of 2005, the Company posted the $250,000 bond and recorded it as a prepaid expense. During the second quarter of 2005, the $200,000 was paid to X-Clearing and the remaining $50,000 was returned to the Company net of certain legal costs incurred.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2005	Year Ended December 31, 2004

lInterest paid	$ 33,111	$ -
lIncome taxes paid	$ -	$ -
lNon-cash gain on settlement of debts	$ 142,549	$ -
lFair value modification of convertible notes payable	$ 46,250	$ -
lShares issued for debt settlement	$ -	$ 10,000

NOTE 11 - SUBSEQUENT EVENTS

University of British Columbia - Option and Settlement Agreement

On January 24, 2006 the Company reached a definitive agreement with UBC whereby all existing financial claims by UBC (collectively, the "UBC Financial Claims") would be satisfied in consideration of UBC providing the Company with an option to acquire outright all of UBC's right, title and interest in the technologies licensed to the Company, and the Company making aggregate payments to UBC totaling CAN $556,533. The first two payments of CAN $50,000 and CAN $300,000 have been paid to date.

Convertible Debenture Financing

The Company completed a $494,500 convertible debenture financing on March 24, 2006. Subscriptions from this financing totaling $60,000 were received prior to December 31, 2005. Subsequent to March 24, 2006, the Company received an additional $50,500 of subscriptions on a second tranche of convertible debenture financing to be completed later in 2006.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEMAX CORP.

(Registrant)
Date: April 17, 2006	By: "Aris Morfopoulos" Aris Morfopoulos, President and Chief Executive Officer

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: April 17, 2006	"Aris Morfopoulos" Aris Morfopoulos, President, Chief Executive Officer, Principal Executive Officer and a director
Date: April 17, 2006	"Patrick A. McGowan" Patrick A. McGowan, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Date: April 17, 2006	"Wilfred A. Jefferies" Wilfred A. Jefferies, Chief Scientific Officer and a director
Date: April 17, 2006	"Alan P. Lindsay" Alan P. Lindsay, a director
Date: April 17, 2006	"Glynn Wilson" Glynn Wilson, a director