Form 10KSB/A
period 2005-12-31
GENEMAX CORP
filed 2006-05-01
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005.

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________

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

__________

__________

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 24, 2006 was approximately $415,570 based upon the average bid and ask price on that date.

The Registrant had 29,172,176 shares of common stock outstanding as of April 27, 2006.

EXPLANATORY NOTE

This Form 10-KSB/A of GeneMax Corp. amends the company's Form 10-KSB for the year ended December 31, 2005. This Form 10-KSB/A is being filed to include the information required by Items 9, 10, 11, 12 and 14 which were incorporated in the originally filed Form 10-KSB by reference to the company's definitive proxy statement relating to its 2006 Annual Meeting of Shareholders, which is required to be filed within 120 days of the company's year end. As the company is in the process of preparing for such annual meeting, it is filing this Form 10-KSB/A to include the required information.

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

__________

__________
	Table of Contents
Item		Page #
ITEM 1	DESCRIPTION OF BUSINESS	1
ITEM 2	PROPERTIES	12
ITEM 3	LEGAL PROCEEDINGS	12
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12
ITEM 5	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES	13
ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	15
ITEM 7	FINANCIAL STATEMENTS	26
ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE	26
ITEM 8A.	CONTROLS AND PROCEDURES	26
ITEM 8B.	OTHER INFORMATION	26
ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	27
ITEM 10	EXECUTIVE COMPENSATION	29
ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	31
ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	33
ITEM 13	EXHIBITS	34
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	35
FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004		F-1 - F-22
SIGNATURES		30

__________

i

__________

PART I

ITEM 1          DESCRIPTION OF BUSINESS

Company Overview

GeneMax Corp. is a biotechnology company whose strategic vision is to develop and market products specializing in the application of the latest discoveries in cellular and molecular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and prevention of infectious diseases. Our technologies are based on an understanding of the function of a protein "pump," known as TAP, which is located within cells and which is essential to the processing of foreign (microbial) or autologous antigens, and subsequent presentation to the immune system for eradication of the cancer or infected cell. The company currently has none of its product candidates on the market and is focusing on the development and testing of its product candidates.

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

GeneMax was incorporated under the laws of the State of Nevada in 1991 under the name "Ward's Futura Automotive Ltd." The company changed its name a number of times since 1991 and, in July 2002, the company completed the acquisition of GeneMax Pharmaceuticals Inc. ("GeneMax Pharmaceuticals"), a Delaware corporation, in a reverse merger and changed its name to "GeneMax Corp." As a result of this transaction the former stockholders of GeneMax Pharmaceuticals then owned 75% of the total issued and outstanding shares of GeneMax. GeneMax Pharmaceuticals is now a wholly owned subsidiary of GeneMax, and GeneMax Pharmaceuticals Canada Inc. ("GPCanada"), a British Columbia corporation, is a wholly owned subsidiary of GeneMax Pharmaceuticals.

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

Products and Technology in Development

TAP Cancer Vaccine

GeneMax previously developed its TAP Cancer Vaccine at the UBC Biomedical Research Centre under an agreement we refer to in this Form 10-KSB as our Collaborative Research Agreement. This therapeutic cancer vaccine candidate, to be tested in preclinical toxicology studies, will, if successfully developed, include the patented use of the TAP-1 gene to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells. The TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

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

Option and Settlement Agreement

On January 24, 2006, and in accordance with the terms and conditions of a certain "Option and Settlement Agreement" (the "Option and Settlement Agreement"), dated for reference January 23, 2006, as entered among each of the Company, UBC, Dr. Jefferies and each of the company's predecessor and subsidiary companies, GeneMax Pharmaceuticals and GPCanada (and collectively with the company, the "Company" therein), the parties thereto reached a definitive agreement pursuant to which all existing financial claims by UBC (collectively, the "UBC Financial Claims") as against GeneMax and GPCanada under each of those certain "License Agreement" among UBC, GeneMax and Dr. Jefferies dated March 6, 2000, as amended February 28, 2003 ("License Agreement #1"), and "License Agreement" between UBC and GeneMax dated February 16, 2004 ("License Agreement #2" and, collectively, the "License Agreements"), and under that certain "Collaborative Research Agreement" between UBC and GPCanada dated May 6, 2005 (the "CRA"), are satisfied (the "Settlement") in consideration of UBC providing GeneMax with the consequent right to acquire, outright, by way of assignment (the "Option to Purchase"), all of UBC's right title and interest in the technologies licensed to GeneMax under the terms of the License Agreements, including the "Technology" as that term is defined in the License Agreements. and all "Improvements" made prior to the date of execution of the Option and Settlement Agreement in furtherance of the same (collectively, the "Technology" thereunder); copy of the Option and Settlement Agreement having been attached as an Exhibit to the company's Current Report on Form 8-K which was filed on January 24, 2006.

In accordance with the terms and conditions of the Option and Settlement Agreement, and in order to keep the right and Option to Purchase the Technology granted to the Company by UBC in good standing and in force and effect; and in order to maintain the Settlement of all UBC Financial Claims consequent therein; the Company is obligated to provide the following cash payments (each a "Purchase Price Payment") and to maintain the current status of UBC's existing patent and patent pending applications respecting the Technology (the "Purchase Price Patent Obligations"); (the Purchase Price Payments and the Purchase Price Patent Obligations being, collectively, the "Purchase Price") to UBC in the following manner:

(a) Purchase Price Payments: pay to the order and direction of UBC the following Purchase Price Payments in the aggregate amount of Cdn. $556,533 (which also equate to the present UBC Financial Claims) prior to December 31, 2006 (the end of the "Option Period" thereunder), and in due complete satisfaction of the settlement of the UBC Financial Claims, in the following manner:

(i) an initial Purchase Price Payment of Cdn. $50,000 on or before 5:00 p.m. (Vancouver, B.C., time) on December 23, 2005 (therein the "Effective Date"); which payment has now been made by the Company; and

(ii) further Purchase Price Payments of:

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

To December 31, 2005, the company had made payments required totaling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement. Pursuant to the terms of the Research License and Option Agreement, a further $60,864 (€ 50,000) was due and payable on February 7, 2004 and a further $60,103 (€ 50,000) was due and payable on August 7, 2004 leaving $120,967 owing as of December 31, 2004 under the terms of the agreement. As of the date of this Annual Report the company had not paid this amount. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party. Effective June 6, 2005, Crucell gave the company notice of default whereby the company had three months to remedy the default. On November 16, 2005, Crucell provided notice of Termination by Default due to the company's failure to remedy the default within the required three month period. The company is currently negotiating a reinstatement of the Research and License Option Agreement with Crucell which it expects to complete within the next month.

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

Employees and/or Consultants

As of December 31, 2005, we did not have any employees. In addition, and prior to December 31, 2005, a number of person had provided various consulting and management services to us pursuant to management and consulting services agreements, including certain of the company's directors and officers, all of which agreements , save and except for the 442668 B.C. Consulting Agreement between the company, Dr. Jefferies and 442668 B.C. Ltd., are no longer in existence.

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

In November of 2005 the Company's previous Chief Operating Officer, Konstantine Sarafis, commenced legal proceedings in the Provincial Court of British Columbia, Small Claims Division, alleging that approximately $12,582 was due and owing by the company to the same under his previous employment arrangement with the company. The company has now settled the subject legal proceedings.

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

On June 2, 2004 and June 24, the company issued unsecured convertible promissory notes in the principal amount of $300,000 and $200,000, respectively. The notes provided for an interest rate of 8% per annum and were due 12 months from the date of issue. The unpaid amount of principal and interest was convertible at any time, at the holder's option, into shares of the company's common stock at a price of $0.60 per share. In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 250,000 shares (in respect of the $300,000 note) and 166,667 shares (in respect of the $200,000 note). The warrants were exercisable at a price of $0.66 per share for a period of two years. The company also granted to Duncan Capital, which entity arranged for the financing, a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder's fee entitling the holder to purchase an additional 83,333 shares of the company's common stock at a price of $0.60 per share for a period of two years and 41,667 shares of the company's common stock at a price of $0.66 per share for a period of two years. This offering was sold to a limited number of accredited investors pursuant to section 4(2) of the Securities Act.

The terms of the convertible notes were subsequently amended to extend the maturity to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 fJor the remainder of the original warrant term. In addition, the term of the warrants will be extended for a period of greater than the original two years dependent on the company achieving certain listing conditions as per the amending agreement.

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

To December 31, 2003, the company had made payments required totaling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement. Pursuant to the terms of the Research License and Option Agreement, a further $120,697 (€100,000) was incurred (not paid) during 2004 and an additional $126,355 (€100,000) was incurred during 2005 leaving a total of $236,880 (€200,000) owing as at December 31, 2005. As of the date of this Annual Report the company had not paid this amount. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party. Effective June 6,

2005, Crucell gave the company notice of default whereby the company had three months to remedy the default. On November 16, 2005, Crucell provided notice of Termination by Default due to the company's failure to remedy the default within the required three month period. The company is currently negotiating a reinstatement of the Research and License Option Agreement with Crucell which is expects to complete within the next month.

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

The company has not generated any cash flow to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Therefore, the company must raise additional funds in the future to continue operations. The company intends to finance its operating expenses with further issuances of common stock. The company believes that anticipated future private placements of equity capital and debt financing, if successful, may be adequate to fund the company's operations over the next 24 months. Thereafter, the company expects it will need to raise additional capital to meet long-term operating requirements. The company's future success and viability are dependent on the company's ability to raise additional capital through further private offerings of its stock or loans from private investors. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully, which could significantly and materially restrict or delay the company's overall business operations.

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

For Fiscal Year Ended December 31, 2005 Compared with Fiscal Year Ended December 31, 2004

Net revenues during the fiscal years ended December 31, 2005 and 2004 were $0. The lack of revenues during the fiscal years ended December 31, 2005 and 2004 resulted from the emphasis on the research and development of the TAP technologies. Interest income of $3,959 was recorded during the year ended December 31, 2005 (2004-Nil).

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

Under the terms of the agreement we are obligated to pay UBC $478,532 (CDN$ 556,533) as follows:

(a) $42,992 (CDN$ 50,000) (Paid); and

(b) $257,954 (CDN$ 300,000) by March 31, 2006 (Subsequently paid); and

(c) $177,586 (CDN$ 206,533) on or before December 31, 2006; with the understanding that, should the we complete an aggregate private and/or public financing of $1,719,690 (CDN$ 2,000,000) before December 31, 2006, this payment shall become immediately due and payable to UBC.

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

To December 31, 2003, the company had made payments required totaling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement. Pursuant to the terms of the Research License and Option Agreement, a further $120,697 (€100,000) was incurred (not paid) during 2004 and an additional $126,355 (€100,000) was incurred during 2005 leaving a total of $236,880 (€200,000) owing as at December 31, 2005. As of the date of this Annual Report the company had not paid this amount. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party. Effective June 6, 2005, Crucell gave the company notice of default whereby the company had three months to remedy the default. On November 16, 2005, Crucell provided notice of Termination by Default due to the company's failure to remedy the default within the required three month period. The company is currently negotiating a reinstatement of the Research and License Option Agreement with Crucell which is expects to complete within the next month.

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

Item 8B.      other information

None.

PART III

ITEM 9          Directors And Executive Officers Of The Registrant

Directors and Executive Officers

Our directors are elected at each annual meeting of shareholders and serve until the next succeeding annual meeting and until their successors have been elected and qualified or until their resignation or removal. Our executive officers serve at the discretion of the board and until their resignation or removal. The following table sets forth certain information with respect to our directors and executive officers:
Name	Age	Position with the Company
Aris Morfopoulos	52	President, Chief Executive Officer and a director
Patrick A. McGowan	67	Chief Financial Officer, Secretary, Treasurer and a director
Wilfred A. Jefferies	48	Chairman of the Board of Directors, Chief Scientific Officer and a director
Alan P. Lindsay	55	A director
Glynn Wilson	59	A director

Biographies of Directors and Officers

Aris Morfopoulos has served as a director and President and Chief Executive Officer of the Company since December of 2005. Mr. Morfopoulos has extensive experience in administering reporting and non-reporting companies. Since 1994 Mr. Morfopoulos has been a director and/or officer of the following reporting companies listed for trading on the TSX Venture Exchange: a director of Hermes Ventures Ltd. (from February of 1994 to July of 1995); a director of Consolidated African Mining Corp. (from May of 1997 to January of 1998); the Secretary and CFO of Consolidated Ouro Brasil Ltd. (from May of 1998 to August of 2002); the CFO of New Oroperu Resources Inc. (from June of 1997 to present); and the Secretary and CFO of Carlin Gold Corporation (from November of 2004 to present). From April of 1993 to April of 2004 Mr. Morfopoulos was the President and principal of Morfopoulos Consulting Associates, Ltd., a non-reporting company providing various management and administrative services to various reporting and non-reporting companies. Mr. Morfopoulos earned a B.Comm (Honours) from the University of Manitoba in 1975. Mr. Morfopoulos has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

Wilfred A Jefferies, D.Phil, has served as the Chief Scientific Officer and the Chairman of the Board of Directors of the Company since December of 2005 and as a director since July 2002. Dr. Jefferies is a Professor of Medical Genetics, Microbiology and Immunology, and a member of the Biomedical Research Centre and the Biotechnology Laboratory at the University of British Columbia. Dr. Jefferies received his D.Phil. from Oxford University and was a post-doctoral research fellow at the Karolinska Institute in Sweden and the Swiss Cancer Institute in Lausanne. His current research focus at University of British Columbia is iron transport/metabolism and antigen processing. Dr. Jefferies oversees and directs the scientific development of the company. Mr. Jefferies has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

Patrick A. McGowan has served as a director and Chief Financial Officer, Secretary and Treasurer of the Company since December of 2005. Mr. McGowan is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans. From November 2001 to the present, he has been engaged by MIVT Therapeutics, Inc. ("MIVT") to serve as its Executive Vice President and CFO, and to assume responsibility for negotiations with attorneys, auditors and financial institutions and the day to day business operations of MIVT. From September 1997 to the time he joined MIVT Mr. McGowan served as CEO of American Petro-Hunter, Inc. ("American"), an oil exploration company with duties including reviewing business proposals, writing business plans and approving corporate filings. Mr. McGowan was also responsible for all legal matters and functional areas of business for American, including administration, accounting, contract negotiations, banking, writing press releases and overseeing regulatory filings. American is currently listed on the OTCBB. Mr. McGowan obtained his Masters of Business Administration from the University of Western Ontario in 1965, and his Bachelors of Science from the University of Oregon in 1963. Mr. McGowan has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

Alan P. Lindsay has served as a director of the Company since December of 2005. He has extensive experience in building companies and taking them public on recognized stock exchanges. Mr. Lindsay has been the Chairman, President and CEO of MIVT, a reporting company listed on the NASDAQ over-the-counter bulletin board ("OTCBB"), since October of 2001. Before coming to MIVT, Mr. Lindsay was the Chairman, President and CEO of Azco Mining Inc. ("Azco"), a base metals exploration company he co-founded and took public on the Toronto and American Stock Exchanges. Mr. Lindsay served as Azco's CEO and President from 1991 to 1994, as its Chairman and CEO from 1994 to 1997 and as its President, Chairman and CEO from 1997-2000. Azco was listed on the Toronto Stock Exchange in 1993 and on the American Stock Exchange in 1994. Mr. Lindsay was also the Chairman of GeneMax Pharmaceuticals Inc., the predecessor non-reporting company to the Company, which he co-founded 1999 and assisted with its financing. Mr. Lindsay resigned as Chairman prior to the company going public, and as director shortly afterward. In 2002 GeneMax Pharmaceuticals Inc. was taken public through a reverse take over and was listed on the OTCBB as the present Company. Mr. Lindsay was also formerly responsible for building a significant business and marketing organization in Vancouver, B.C., Canada, for Manulife Financial, a major international financial services corporation. Mr. Lindsay has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

Glynn Wilson has served as a director of the Company since February of 2005. Dr. Wilson is an internationally renowned expert in drug delivery technologies. Dr. Wilson was the Worldwide Head of Drug Delivery at SmithKline Beecham from 1989 to 1994, and the Chief Scientific Officer at Tacora Corporation from 1994 to 1997. Dr. Wilson was the Vice-President, R&D, at Access Pharmaceuticals from 1997 to 1998, and the President and CEO of PharmaSpec Corporation from 1999 to 2000. Currently, Dr. Wilson is President and CEO of Auriga Pharmaceuticals, a specialty pharmaceutical company, and President and CEO of the GW Group. Dr. Wilson obtained his Ph.D. in Biochemistry, at Heriot-Watt University, Edinburgh in 1972. He has been an adjunct professor, Pharmaceutics and Pharmaceutical Chemistry, at the University of Utah since 1994, and was a faculty member at Rockefeller University, New York, in the laboratory of the Nobel Laureates, Sanford Moore and William Stein, from 1974 to 1979.

Committees of the Board of Directors

Audit Committee

The Board of Directors has established an audit committee which functions pursuant to a written charter adopted by the board of directors of the Company in March 2004, a copy of which has been filed with the SEC as Exhibit 99.1 to the Company Form 10-KSB for the year ended December 31, 2003. The members of the audit committee are Messrs. Morfopoulos and Lindsay and Dr.Wilson.

Our Board of Directors has determined that our audit committee does not have a member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Our Board of Directors believes that it is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting and that retaining an independent director who would qualify as a "audit committee financial expert" would be overly costly and burdensome at this time.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the company, to file reports of ownership and changes in ownership with the Commission. Copies of all filed reports are required to be furnished to the company pursuant to Rule 16a-3 promulgated under the Exchange Act. To the company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations to the company, all Section 16(a) filing requirements applicable to its directors and executive officers were not timely met. No person that was appointed a director or officer of the company in 2005 filed a Form 3 upon becoming an officer or director of the Company. We have retained U.S. securities counsel to assist with efforts to comply with Section 16 requirements. The Company has no knowledge of the holdings of any 10% shareholders.

Code of Ethics

As the Company has been in the process of renegotiating certain agreements and raising capital, at this time, the Company has not adopted a formal Code of Ethics. The Company expects to adopt a formal Code of Ethics in the second quarter of 2006.

ITEM 10          executive compensation

The following table shows the amount of compensation paid by GeneMax for the last three fiscal years to GeneMax's Chief Executive Officer and each other executive officer, each of whom is referred to as a "Named Executive Officer", whose total annual salary and bonus exceeded $100,000 for services rendered to the Company during such fiscal years.

Name and Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Stock Options
Aris Morfopoulos(1) President and Chief Executive Officer	2005	$Nil	$Nil	$Nil	Nil
Konstantine Sarafis(2) Former President and Chief Executive Officer	2005 2004 2003	$97,771 $66,556 $Nil	$Nil $Nil $Nil	$Nil $Nil $Nil	Nil Nil Nil
Ronald L. Handford(3) Former President and Chief Executive Officer	2005 2004 2003	$Nil $Nil $Nil	$Nil $Nil $Nil	$27,328 $123,551 $97,845 (CDN)	Nil Nil 200,000
Patrick A. McGowan(4) Chief Financial Officer, Secretary and Treasurer	2005	$Nil	$Nil	$Nil	Nil
Wilfred A. Jefferies(5) Chief Scientific Officer and Chairman	2005 2004 2003	$Nil $Nil $Nil	$Nil $Nil $Nil	$88,757 $48,522 $83,753	Nil Nil 1,500,000

  Mr. Morfopoulos was appointed President and Chief Executive Officer of the Company in December of 2005.

  Mr. Sarafis served as President and Chief Executive Officer of the Company from February 2005 to September 2005, prior to which he was Chief Operating Officer since October of 2004. The amounts presented for Mr. Sarafis are on an annualized basis.

  Received by the Handford Management Inc. pursuant to the Handford Services Agreement. Mr. Handford is the sole officer, director and 50% shareholder of Handford Management, Inc. Mr. Hanford resigned as a director and officer of the company effective February 8, 2005 and the Handford Services Agreement was terminated effective April 7, 2005.

  Mr. McGowan was appointed Chief Financial Officer and Secretary in December of 2005.

  Paid to 442668 B.C. Ltd. pursuant to the 442668 B.C. Consulting Agreement. Dr. Jefferies is an officer, director and a 50% shareholder of 442668 B.C. Ltd.

None of the directors or officers of the company are compensated for their roles as directors or executive officers. However, Messrs. Handford and Sarafis were remunerated and Dr. Jefferies is remunerated pursuant to consulting services agreements as described below. Officers and directors of the company are also reimbursed for any out-of-pocket expenses incurred by them in connection with their duties. GeneMax presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

There were no option grants or exercises during the fiscal year ended December 31, 2005 by the officers and directors of GeneMax.

As of December 31, 2005, 3,125,000 stock options previously granted to directors, officers and consultants of the Company and its subsidiaries pursuant to our Stock Option Plan were outstanding.

Aggregated Option Holdings in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth outstanding options held by the Named Executive Officers as of December 31, 2005, all of which are exercisable:
Name	Number of Shares Underlying Options at Year End	Year of In-the-Money Options at Year End
Ronald L. Handford	550,000	$Nil
Wilfred A. Jefferies	2,000,000	$Nil

Repricing of Stock Option

Of the stock options granted to date, options to acquire a total of 160,000 shares originally granted at prices ranging from $1.90 to $8.50 per share have been repriced by the Board of Directors to $1.00 per share due to the substantial decline in the value of our shares since the date of grant of such options.

Management Consulting Agreements

442668 B.C. Consulting Agreements

On February 1, 2000, GeneMax Pharmaceuticals and 442668 B.C. Ltd, a British Columbia corporation, entered into a consulting agreement, which we refer to as the 442668 B.C Consulting Agreement, and such agreement was amended effective December 31, 2003. Dr. Jefferies is an officer, director and a 50% shareholder of 442668 B.C. Ltd. Pursuant to the 442668 B.C. Consulting Agreement, as amended, Dr. Jefferies was to provide technical, research and technology development services to GeneMax until March 6, 2005. Dr. Jefferies was to be paid a monthly fee of approximately $14,166 (CDN) for an aggregate annual salary of $170,000 (CDN), and would be reimbursed for expenses incurred for the benefit of GeneMax Pharmaceuticals. Separately, it was agreed that Dr. Jefferies would also be entitled to certain provisions in respect of his stock position pursuant to which, upon the achievement of certain milestones to be mutually agreed upon by the company and Dr. Jefferies, Dr. Jefferies' fully diluted equity ownership interest would be modified to 25% of the total issued and outstanding shares of common stock. These provisions were to expire on December 31, 2007 and were also subject to regulatory approvals of applicable jurisdictions.

Effective December 31, 2003, the Board of Directors of the company approved and authorized the payment to Dr. Jefferies of a bonus in the aggregate amount of $50,000 (CDN). The bonus was to accrue and, at the election of Dr. Jefferies, was to be payable from receipt of certain subsequent proceeds or assigned to the company for the exercise price of certain stock options.

Effective February 8, 2005, the 442668 B.C. Consulting Agreement was renegotiated. The renegotiated agreement, which we refer to as the Jefferies & 442668 B.C. Consulting Agreement, was entered into by the company, 442668 B.C. Ltd. and Dr. Jefferies and provides for a base fee of $10,000 (CDN) per month, an annual bonus to be determined by the company's compensation committee and a grant of options, at a future date to be determined, to acquire up to 2,500,000 shares of common stock. Options to acquire an additional 2,000,000 shares of common stock will be granted upon the achievement of certain financial milestones. In addition, 442668 B.C. Ltd. will be issued 452,100 shares of common stock in consideration of the forgiveness of $113,205 of debt that had accrued under the 442668 B.C. Ltd. Consulting Agreement.

Under the Jefferies & 442668 B.C. Consulting Agreement, 442668 B.C. Ltd. agreed to provide the services of Dr. Jefferies as the Chief Science Officer of the company. The terms of the renegotiated agreement expires December 31, 2007 and will automatically renew for successive one year terms unless a party gives not les than 6 months notice of termination to the other.

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

Effective February 8, 2005, the Handford Services Agreement was renegotiated to provide for a monthly consulting fee of $8,333,33 (CDN) and a grant of options to acquire 400,000 shares of common stock. The term of the renegotiated agreement was from month to month, commencing February 8, 2005. The company gave one month's termination notice on or about March 7, 2005 and the Handford Services Agreement was terminated effective April 7, 2005. All remaining consideration under the Handford Services Agreement were thereupon cancelled.

Sarafis Consulting Agreement

Effective September 1, 2004, the Company and Konstantine Sarafis entered into a consulting and non-competition agreement, which we refer to as the Sarafis Consulting Agreement. Pursuant to the Sarafis Consulting Agreement, Mr. Sarafis was retained as a consultant to the company to provide certain administrative and operational services in consideration of a daily fee of $1,000 (CDN) for each full day that such services were provided. Mr. Sarafis was also granted options to acquire 300,000 shares of common stock.

Effective February 8, 2005, the Sarafis Consulting Agreement was replaced with an employment agreement which we refer to as the Sarafis Employment Agreement. Pursuant to the Sarafis Employment Agreement, Mr. Sarafis was engaged as the Company's Chief Executive Officer for consideration comprised of a gross annual salary of $170,000 (CDN), an annual bonus to be determined by the Company's compensation committee and the grant of 500,000 common shares and options to acquire up to an aggregate of 2,400,000 common shares. This agreement was terminated in September of 2005 for cause and Mr. Sarafis thereupon resigned as a director and officer of the Company. All remaining consideration under the Sarafis Employment Agreement was thereupon cancelled.

ITEM 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 27, 2005, certain information regarding the ownership of GeneMax's common stock by (i) each person known by GeneMax to be the beneficial owner of more than 5% of its outstanding shares of common stock, (ii) each of GeneMax's directors, (iii) each Named Executive Officer and (iv) all of GeneMax's executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o GeneMax Corp., 1681 Chestnut Street, Suite 400, Vancouver, British Columbia, Canada V6J 4M6. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of April 27, 2005.

Name and Address of Beneficial Owner	Amount of Shares Beneficially Owned	Percent of Class
Aris Morfopoulos	Nil	Nil%
Patrick A. McGowan	Nil	Nil%
Wilfred A. Jefferies	4,770,465(1)	9.5%
Alan P. Lindsay	Nil	Nil%
Glynn Wilson	Nil	Nil%
All officers and directors as a group (5 persons)	4,770,465(2)	9.5%
Newport Capital Corp. Rennweg 28 Zurich Switzerland CH 8001	1,687,942	5.8%

(1) Includes: (a) 2,770,465 shares of common stock held by 442668 B.C. Ltd.; (b) stock options to acquire 500,000 shares of common stock at $1.00 per share; and (c) stock options to acquire 1,500,000 shares of common stock at $0.50 per share.

(2) Based on information available to the Company but which has not been independently verified.

Notwithstanding the pooling agreement described under "Certain Relationships and Related Transactions", there are no arrangements or understanding among the parties set out above or their respective associates or affiliates concerning election of directors or any other matters which may require shareholder approval.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the 1st column)
Equity Compensation Plans approved by security holders	0	$0.00	0
Equity Compensation Plans not approved by security holders	3,125,000	$0.56	6,875,000
Total	3,125,000	$0.56	6,875,000

ITEM 12      certain relationships and related transactions

Voluntary Pooling Agreement

On May 9, 2002 in connection with the acquisition of the Company's subsidiaries, GeneMax Pharmaceuticals Inc., GeneMax, certain shareholders and Global Securities Transfer Inc. (now X-Clearing Corp.), the company's stock transfer agent, entered into an agreement, referred to as the "VPA", effective July 15, 2002. The VPA provides that certain shareholders of the company holding collectively 9,158,280 shares of common stock agreed to a restrictive holding period for the pooled shares. The VPA provides that the pooled shares will not be traded, will not become available for trading and will not be released to the shareholders to enable them to be sold until certain future release dates. The initial ten percent (10%) of the pooled shares was to be released on or about that date which was one year from the final closing under the share exchange agreement relating to the acquisition of GeneMax Pharmaceuticals Inc.; however the pooling committee established by the Board of Directors to administer the VPA extended that date by one year. The company subsequently determined that the initial 10% release should have occurred on October 15, 2003 and that the pooling committee had effectively extended that date to October 15, 2004. Following the initial release, the remaining pooled shares will be released in ten percent (10%) increments every three calendar months. The terms of the VPA may not be changed and the pool may not be challenged without the prior written consent of at least such number of pooled shareholders who hold not less than two-thirds of the pooled shares remaining in the pool.

As a result of the ongoing dispute with the transfer agent, none of the pooled shares have been released from the VPA to date.

Handford Services Agreement

See "Executive Compensation - Management Consulting Agreements" for a description of this agreement.

During the fiscal year ended December 31, 2005 and 2004 pursuant to the Handford Services Agreement with Ronald L. Handford, the company paid or incurred $27,328 and $123,551, respectively.

442668 B.C. Consulting Agreement

See "Executive Compensation - Management Consulting Agreements" for a description of this agreement.

During the fiscal years ended December 31, 2005 and 2004, pursuant to the 442668 B.C. Consulting Agreement with 442668 B.C. Ltd., the company paid or incurred $88,757 and $140,022, respectively. Dr. Jefferies is an officer, director and a 50% shareholder of 442668 B.C. Ltd.

ICI Consulting Agreement

GeneMax and ICI entered into a consulting services agreement effective May 9, 2002, pursuant to which ICI provided management consulting services, development of various business interests, and other consulting services to the company for a monthly fee of $10,000.

Effective December 31, 2003, the company accepted the resignation of ICI. The Board of Directors of the company made the decision to subsequently contract directly for certain services previously performed by ICI. Specifically, Grant Atkins, a director of the company and a consultant for ICI, entered into a verbal arrangement to provide certain services formerly provided by ICI for $10,000 per month. Mr. Atkins had served as Chief Financial Officer of the company from March 1, 2003 to April 7, 2004. Mr. Atkins resigned as Chief Financial Officer, Secretary and Treasurer of the company effective April 8, 2004. The Company paid Mr. Atkins $31,892 in 2004 for his services.

Farrauto Consulting Agreement

Effective May 19, 2004, the company and No. 348 Sail View Ventures Ltd., a British Columbia corporation, entered into a consulting agreement, which we refer to as the "Farrauto Consulting Agreement". Ed Farrauto is the sole officer, director and shareholder of No. 348 Sail View Ventures Ltd.. Pursuant to the Farrauto Consulting Agreement, No. 348 Sail View Ventures Ltd. provided certain accounting and bookkeeping services to the company and No. 348 Sail View Ventures Ltd. agreed to provide Mr. Farrauto as the company's Chief Financial Officer, Secretary and Treasurer. In consideration for services rendered No. 348 Sail View Ventures Ltd. was paid a monthly fee of $5,000 plus goods and services tax, and was granted options to acquire 100,000 shares of common stock. The Agreement was terminated in October 2005 pursuant to the resignation of Mr. Farrauto as a director and officer of the Company.

During the fiscal year ended December 31, 2005 and 2004, the Company paid or incurred $36,773 and $30,508, respectively, to Mr. Farrauto.

Sarafis Consulting Agreement

See "Executive Compensation - Management Consulting Agreements" for a description of this Agreement.

During the fiscal year ended December 31, 2005 and 2004, the Company paid or incurred $97,771 and $66,556, respectively, to Mr. Sarafis.

ITEM 13      Exhibits

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

ITEM 14      Principal Accountant Fees And Services

The company's principal outside accountant who serves as the company's auditor is Dale Matheson Carr-Hilton LaBonte. The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte for each of the last two fiscal years for professional services rendered are as follows:

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2005	$37,300	$Nil	$1,500	$Nil
2004	$32,000	$Nil	$1,400	$Nil

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees."

Tax Fees

Tax fees are fees for professional services rendered by our independent auditors for tax compliance and tax advice on actual or contemplated transactions.

All Other Fees

All other fees relate to services other than the audit fees, audit-related fees and tax fees described above.

The company's audit committee is responsible for the appointment, compensation, retention and oversight of the work of the Company's independent auditors (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the company. The audit committee pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for the company by its independent auditors.

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

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2005	Year Ended December 31, 2004

Interest paid	$ 33,111	$ -
Income taxes paid	$ -	$ -
Non-cash gain on settlement of debts	$ 142,549	$ -
Fair value modification of convertible notes payable	$ 46,250	$ -
Shares issued for debt settlement	$ -	$ 10,000

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

GENEMAX CORP.

(Registrant)
Date: April 27, 2006	By: "Aris Morfopoulos" Aris Morfopoulos, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: April 27, 2006	"Aris Morfopoulos" Aris Morfopoulos, President, Chief Executive Officer, Principal Executive Officer and a director
Date: April 27, 2006	"Patrick A. McGowan" Patrick A. McGowan, Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Date: April 27, 2006	"Wilfred A. Jefferies" Wilfred A. Jefferies, Chief Scientific Officer and a director
Date: April 27, 2006	"Alan P. Lindsay" Alan P. Lindsay, a director
Date: April 27, 2006	"Glynn Wilson" Glynn Wilson, a director

__________