Form 10QSB
period 2006-03-31
GENEMAX CORP
filed 2006-05-19
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

or

[  ]     Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number: 0-27239

GENEMAX CORP.
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	88-0277072 (I.R.S. Employer Identification No.)

Suite 400, 1681 Chestnut Street, Vancouver, British Columbia, Canada V6J4M6
(Address of Principal Executive Offices)

(604) 331-0400
(Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]  Yes     [  ]  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ]  Yes     [X]  No

Number of shares outstanding of the issuer's Common Stock:

Class Common Stock, $0.001 par value	Outstanding at May 18, 2006 29,172,176

Transitional Small Business Disclosure Format (check one)       [  ]  Yes     [X]  No

Form 10-QSB

INDEX

- ii -

GENEMAX CORP.

Quarterly Report On Form 10-QSB For The Quarterly Period Ended March 31, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended March 31, 2006 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the year ended December 31, 2005. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this prospectus. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

- iii -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited consolidated interim financial statements of GeneMax Corp. are included in this Quarterly Report on Form 10-QSB:Part I. Financial information

GENEMAX CORP.
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENEMAX CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
	March 31, 2006	December 31, 2005
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 213,860	$ 56,244
Prepaid expenses and other receivables	25,860	27,078

	239,720	83,322

FURNITURE AND EQUIPMENT, net (Note 4)	3,615	6,537

	$ 243,335	$ 89,859

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 931,415	$ 891,439
Research agreement obligations (Note 3)	413,994	672,532
Convertible notes payable (Note 5)	707,579	482,667
Convertible note subscriptions received (Note 5)	50,500	60,000
Due to related parties (Note 6)	230,190	202,969

	2,333,678	2,309,607

COMMITMENTS AND CONTINGENCIES (Notes 3 and 9)

STOCKHOLDERS' DEFICIT
Capital stock (Note 7)
Common stock, $0.001 par value, 50,000,000 shares authorized
29,172,176 shares issued and outstanding	29,172	29,172
Additional paid-in capital	10,866,192	10,379,913
Common stock purchase warrants	865,877	857,656
Deficit accumulated during the development stage	(13,786,148)	(13,420,369)
Accumulated other comprehensive loss	(65,436)	(66,120)

	(2,090,343)	(2,219,748)

	$ 243,335	$ 89,859

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended March 31,		July 27, 1999 (inception) to March 31,
	2006	2005	2006

INTEREST INCOME	$ -	$ -	$ 30,530

EXPENSES
Consulting fees	-	11,895	658,323
Consulting fees - stock-based	-	11,875	2,824,775
Depreciation	2,922	8,753	192,585
Gain on settlement of debts	-	(142,549)	(142,549)
Interest	243,922	-	360,739
Management fees and salaries	16,016	34,321	1,127,638
Office and general	12,844	61,509	1,601,476
Professional fees	59,013	29,431	1,651,429
License fees	-	-	511,222
Research and development	27,682	14,994	3,962,777
Research and development - stock-based	-	-	612,000
Transfer agent	3,330	1,277	248,301
Travel	50	5,309	207,962

	365,779	24,940	13,816,678

NET LOSS	$ (365,779)	$ (24,940)	$ (13,786,148)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.03)	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	29,172,176	25,343,337

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2005 TO MARCH 31, 2006
	Common Stock		Additional	Common Stock	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid-in Capital	Purchase Warrants	Development Stage	Comprehensive Loss	Total

Balance, December 31, 2005	29,172,176	$ 29,172	$ 10,379,913	$ 857,656	$(13,420,369)	$ (66,120)	$(2,219,748)

Fair value of beneficial conversion feature of 2006 convertible notes (Note 5)	-	-	205,579	-	-	-	205,579
Fair value of warrants issued in connection with 2006 convertible notes (Note 5)	-	-	-	288,921	-	-	288,921
Common stock purchase warrants expired	-	-	280,700	(280,700)	-	-	-
Net loss	-	-	-	-	(365,779)	-	(365,779)
Currency translation adjustment	-	-	-	-	-	684	684

Balance, March 31, 2006 (unaudited)	29,172,176	$ 29,172	$ 10,866,192	$ 865,877	$(13,786,148)	$ (65,436)	$(2,090,343)

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31		July 27, 1999 (inception) to March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (365,779)	$ (24,940)	$ (13,786,148)
Adjustments to reconcile net loss to net cash from operating activities:
- amortization of deferred finance fees	-	-	(33,300)
- depreciation	2,922	8,753	192,585
- non-cash interest and finance fees	224,912	35,117	300,312
- non-cash consulting fees	-	-	5,750
- non-cash license fees	-	-	10,500
- stock-based compensation	-	-	3,436,775
- non-cash gain on settlement of debts	-	(142,549)	(142,549)
- prepaid expenses, accounts receivable and deposits	1,218	(252,444)	(19,860)
- accounts payable	39,976	(25,893)	1,162,863
- research agreement obligations	(258,538)	-	413,994
NET CASH USED IN OPERATING ACTIVITIES	(355,289)	(350,170)	(8,407,261)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(1,972)	(196,200)
Pre reverse acquisition advances from GMC	-	-	250,000
Cash acquired on reverse acquisition of GMC	-	-	173,373
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(1,972)	227,173

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	1,162,064	7,055,605
Deferred finance fees	-	-	(198,181)
Convertible loan subscriptions received	-	-	60,000
Proceeds from convertible loans payable	485,000	-	985,000
Loans payable	-	-	136,245
Advances (to) from related parties	27,221	(8,212)	420,715

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	512,221	1,153,852	8,459,384

EFFECT OF EXCHANGE RATE CHANGES	684	54	(65,436)

NET INCREASE IN CASH	157,616	801,764	213,860

CASH, BEGINNING OF PERIOD	56,244	11,646	-

CASH, END OF PERIOD	$ 213,860	$ 813,410	$ 213,860

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ 8,133	$ -	$41,244
Taxes paid	$ -	$ -	$ -

Non-cash Financing Activities (Note 5)

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On May 9, 2002, GeneMax Corp. ("GMC" or the "Company"), a Nevada corporation entered into a letter of intent to acquire 100% of the issued and outstanding common shares of GeneMax Pharmaceuticals Inc. (a development stage company) ("GPI"), in exchange for a total of 11,431,965 restricted shares of common stock of GMC. During July and August, 2002 the Company completed the transaction pursuant to a definitive Share Exchange Agreement and issued 11,231,965 restricted shares of common stock to the GPI stockholders and 200,000 shares of common stock as a finder's fee. This acquisition was accounted for as a reverse merger. GPI is a private Delaware company incorporated July 27, 1999 which has a wholly-owned subsidiary, GeneMax Pharmaceuticals Canada Inc. ("GPC"), a private British Columbia company incorporated May 12, 2000. GPI is a development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment and eradication of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection. During 2000 GPI and the University of British Columbia ("UBC") entered into a world-wide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC. Also during 2000 GPI and UBC entered into a Collaborative Research Agreement ("CRA") appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments. The lead product resulting from these licenses is a cancer immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically the Company has advanced the technology through issuance of U.S. patents, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and contracted out production of a clinical grade vaccine. The Company plans to continue development of the lead product vaccine (Transporters of Antigen Processing ("TAP")) through clinical trials. The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products. The assay technology acquired has received U.S. patent protection. The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at March 31, 2006, the Company has a working capital deficiency of $2,093,958, a capital deficiency of $2,090,343 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are a part of normal product development and advancement. Since internally generated cash flow will not be sufficient to fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities. The Company's operations and financing requirements are expected to expand upon entering clinical trials with its TAP cancer vaccine.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

GENEMAX CORP. (a development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006 (Unaudited)

NOTE 2 - STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment", which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees". In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment", which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company has adopted the requirements of SFAS No. 123R for the fiscal year beginning on January 1, 2006; however, no compensation expense was recorded for stock options existing prior to the adoption in the first quarter of 2006 as all of these options were fully vested. Stock-based compensation expense for awards granted prior to January 1, 2006 was based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

During the three months ended March 31, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation. Since there were no stock options granted in 2005

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" ("EITF 96-18"). Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

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

GENEMAX CORP. (a development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006 (Unaudited)

NOTE 3 - RESEARCH AGREEMENTS (continued)

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

The Company and UBC negotiated a one-year extension of the CRA commencing March 1, 2005 with a total funding commitment by the Company of $294,696. In addition, the Company and UBC agreed on a payment schedule for the new CRA amount and the December 31, 2004 payable totaling CAN$1,098,650 as follows; CAN$408,674 on execution of the definite agreement; CAN$173,674 on each of May 1, August 1 and December 1, 2005; CAN$100,000 on March 1, 2006 and CAN$68,954 on May 1, 2006.

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

Under the terms of the agreement the Company is obligated to pay UBC CAN$556,533 as follows:

    CAN $50,000.00 (Paid);

    CAN $300,000 by March 31, 2006 (Paid); and

    CAN $206,533 on or before December 31, 2006; with the understanding that, should the Company complete an aggregate private and/or public financing of CAN$2,000,000 before December 31, 2006, this payment shall become immediately due and payable to UBC by the Company within five calendar days of the Company attaining such aggregate financing.

Under the terms of the agreement, the Company is also obligated to pay any other costs or expenses which may be due and owing by GeneMax to UBC under the license agreements and the CRA as at the effective date which, in the aggregate, shall not exceed CAN$10,000.

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

GENEMAX CORP. (a development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006 (Unaudited)

NOTE 3 - RESEARCH AGREEMENTS (continued)

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

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had 3 months to remedy the default. On November 16, 2005, Crucell provided notice of Termination by Default due the Company's failure to remedy the default within the required 3 month period. Subsequent to the quarter, the Company negotiated a reinstatement of the Research and License Option Agreement (Note 9).

Molecular Medicine BioServices, Inc. ("Molecular Medicine") - Production Service Agreement

Effective March 18, 2003 Molecular Medicine and GMC entered into a Production Service Agreement, as amended on August 29, 2003, whereby Molecular Medicine will produce the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. To December 31, 2003 the Company had made all payments required under the terms of the agreement totaling $108,500. The Company was in breach of its contractual obligations with Molecular Medicine in respect of payments of $15,000 for Phase I of the project. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the Company has a credit of approximately $78,000 with Molecular Medicine to be applied towards future vaccine production.

NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
Office furniture and equipment	$ 10,425	$ 10,425
Laboratory equipment	183,803	183,803
Computer equipment	1,972	1,972

	196,200	196,200
Less: accumulated depreciation	(192,585)	(189,663)

	$ 3,615	$ 6,537

NOTE 5 - CONVERTIBLE NOTES PAYABLE

2004 Convertible Notes and Debenture Financing

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

GENEMAX CORP. (a development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006 (Unaudited)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (continued)

2004 Convertible Notes and Debenture Financing (continued)

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

Effective January 31, 2005, the parties agreed to amend the terms of the convertible notes payable to extend the maturity date to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term. In addition, the term of the warrants will be extended for a period of greater than the original two years, up to a maximum of ten years, dependent on the Company obtaining specified listing status of the Company's common stock as per the amending agreement. As at the date of this modification, the Company estimated the fair value of the modified convertible promissory notes to be $435,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20% per annum. As a result, the fair value of the equity component of this modified instrument (being the amended common stock purchase warrants) was estimated to be $46,250. The Company will record a further interest expense over the amended term of the notes of $65,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To December 31, 2005, a further interest expense of $47,667 has been accreted resulting in a carrying value of the notes of $482,667.

During the three months ended March 31, 2006, a further interest expense of $13,000 has been accreted towards the note resulting in a carrying value of $495,667.

2006 Convertible Note and Debenture Financing

On March 23, 2006, the Company completed a convertible debenture financing of $494,500 for which the Company has issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year. If not converted, the notes are due one year from the date of loan advance. The unpaid amount of principal and accrued interest may be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.10 per convertible unit. Each convertible unit, upon conversion, is comprised of one common share of the Company and, without conversion, one non-transferable and detached share purchase warrant of the Company, which are issuable and exercisable without conversion.

The warrants forming part of the convertible units are detachable from any conversion and non-transferable, and each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year; and $0.40 per share during the fifth year.

The Company has the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of the Company's shares).

GENEMAX CORP. (a development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006 (Unaudited)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (continued)

2006 Convertible Note and Debenture Financing (continued)

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $205,579 as additional paid-in capital as the secured convertible notes were issued with an intrinsic value conversion feature.

Accordingly, the Company recorded $205,579 of interest expense, being the difference between the stated value and carrying value at the date of issuance. In addition, in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the warrants of $288,921 as a component of stockholders' deficit. The Company will record further interest expense over the term of the secured convertible notes of $2,921 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be accreted to the face value of $494,500 at maturity or the date of conversion. During the three months ended March 31, 2006, accrued interest of $877 has been included in accrued liabilities, and interest expense of $6,333 has been accreted increasing the carrying value of the convertible debentures to $212,789.

Subsequent to March 23, 2006, the Company received an additional $50,500 of subscriptions as part of a second tranche of convertible debenture financing that had not been completed at March 31, 2006.

NOTE 6 - RELATED PARTY TRANSACTIONS

During 2004, the Company entered into a new consulting agreement with the Company's Chief Scientific Officer ("CSO") for a term ending December 31, 2007 at an amount of CAN$10,000 per month. The Company has also agreed to grant to the CSO options to acquire up to 2,500,000 shares of the Company's common stock at a price to be determined, subject to further approvals. In addition, the CSO has agreed to settle all amounts due from the Company totaling $92,200 in exchange for 452,100 shares of the Company's common stock. To date, the shares have not been issued and no gain or loss will be recorded in connection with this settlement until completed.

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

During the three months ended March 31, 2006, the Company paid management fees of CAN$18,500 to the management company of the current president of the Company.

The following amounts have been incurred to these related parties:

	Three months ended March 31,
	2006	2005

Management fees (former CEO and former CFO)	$ 16,016	$ 34,321
Research and development (CSO)	25,972	14,274

	$ 41,988	$ 48,595

GENEMAX CORP. (a development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006 (Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

As at March 31, 2006, the Company has total commitments remaining relating to the management agreement with the CSO for the periods ending March 31, 2007 and 2008 of approximately $110,700 and $83,000, respectively.

During the three months ended March 31, 2006, GPI and the Company incurred $41,988 in fees these and former related parties and made repayments of $16,016. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

Stock Option Plan

On September 30, 2002 the Board of Directors of the Company approved the adoption of a new stock option plan (the "Plan") allowing for the granting of up to 3,500,000 options to directors, officers, employees and consultants of the Company and its subsidiaries. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors with terms not to exceed 10 years. The Plan further provides that the Board of Directors may grant to any key personnel of the Company who is eligible to receive options, one or more Incentive Stock Options at a price not less than fair market value and for a period not to exceed 10 years from the date of grant. Options and Incentive Stock Options granted under the Plan may have vesting requirements as determined by the Board of Directors. Through multiple Form S-8 Registration Statement filings, the total number of approved shares under the Plan is 12,250,000.

Stock Options

The Company's stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2005	3,125,000	$ 0.57	5.43 years

Balance, March 31, 2006	3,125,000	$ 0.56	5.18 years

Share Purchase Warrants

The Company's share purchase warrant activity is as follows:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2005	6,696,368	0.39	0.88 years
Issued	4,945,000	0.10
Balance, March 31, 2006	10,784,225	$ 0.33	2.69 years

GENEMAX CORP. (a development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006 (Unaudited)

NOTE 8 - INCOME TAXES

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carry forwards amounting to approximately $9,700,000 (December 31, 2004 - $8,900,000) which may be available to reduce future year's taxable income. These carry forwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

NOTE 9 - SUBSEQUENT EVENTS

Crucell Agreement Reinstatement

Subsequent to the end of the quarter, the Company negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 20, 2006 €123,590 (US$151,521) in connection with such reinstatement. Under the revised terms of the agreement, the Company will pay Crucell 12 monthly payments of €10,300 starting in May 2006 and a €75,000 annual license maintenance fee in order to keep the reinstated agreement in good standing.

Convertible Debenture Financing

Subsequent to the end of the quarter, the Company received an additional $345,960 of subscriptions on a second tranche of convertible debenture financing to be completed later in 2006.

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

University of British Columbia Agreement

We had conducted our research and development at the University of British Columbia ("UBC") under a Collaborative Research Agreement ("CRA"), however, as a consequence of our Option and Settlement Agreement with UBC, we presently plan to conduct our own research and development and continue to contract out clinical grade production of our TAP based vaccines. In addition, we in-license our adeno and MVA vectors and receive technical assistance from our licensing partners.

In August 2004 the CRA expired and could not be continued because the Company lacked the financial resources. However, UBC did not terminate the research activities and research and development continued at UBC through December 2004 on the understanding that the expenses incurred would be paid once the Company received further financing or would be incorporated into the terms of a new agreement. As of December 31, 2004, outstanding debt of GeneMax to UBC incurred pursuant to this arrangement was approximately $803,953.

In December 2005, we signed a letter of intent with UBC whereby all existing financial claims by UBC would be satisfied in consideration of UBC providing GeneMax with an option to acquire outright all of UBC's right title and interest in the technologies licensed to Genemax. The letter of intent was followed by the completion of a definitive agreement on January 24, 2006.

Under the terms of the agreement we are obligated to pay UBC $479,975 (CDN$ 556,533) as follows:

    $42,992 (CDN$ 50,000) (Paid);

    $258,538 (CDN$ 300,000) by March 31, 2006 (Paid); and

    $178,445 (CDN$ 206,533) on or before December 31, 2006; with the understanding that, should we complete an aggregate private and/or public financing of $1,719,690 (CDN$ 2,000,000) before December 31, 2006, this payment shall become immediately due and payable to UBC.

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

Molecular Medicine Agreement

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

Crucell Agreement

Pursuant to the Research License and Option Agreement Crucell granted GeneMax a non-exclusive, worldwide license for Crucell's adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package GeneMax's TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s). The Research License and Option Agreement provided for bi-annual license maintenance fees of Euros 50,000, exclusive of applicable taxes, during the first two years of the agreement, and an annual license maintenance fees of Euros 75,000, exclusive of applicable taxes, starting on the third anniversary until the expiration of the agreement on August 7, 2008. Total obligations under this agreement were Euros 450,000.

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

Subsequent to the end of the quarter the Company negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 20, 2006l €123,590 (US$151,521.34) in connection with such reinstatement. Under the revised terms of the agreement we will pay Crucell 12 monthly payments of €10,300 starting in May 2006 and a €75,000 annual license maintenance fee in order to keep the reinstated agreement in good standing.

National Institute of Health Agreement

We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines. We will continue to license this technology for the development of prophylactic vaccines against infectious diseases. Under the terms of this agreement we are required to pay a royalty of $2,500 per year, which was brought to good standing with a payment of $5,000 subsequent to the end of the quarter.

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

Application of Critical Accounting Policies

The Company utilizes the granting of stock options as a means to compensate certain employees, officers, directors, and consultants of the Company. As the Company is currently in the development stage, these stock options may form a significant portion of the overall compensation provided by the Company. As a result, the Company's accounting policy with respect to these grants of stock options is critical to the Company's overall financial statement presentation, financial position, and results of operations.

The Company accounts for stock-based compensation in connection with these stock option grants in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123R and the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148. For further details, refer to note 2 to the Company's consolidated financial statements contained herein.

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Net revenues during the quarters ended March 31, 2006 and 2005 were nil. The lack of revenues to date is the result of emphasis on the research and development of the TAP technologies.

No consulting fees were paid for by the granting of stock options in the quarter ended March 31, 2006, as compared to $11,895 during the quarter ended March 31, 2005.

Depreciation expense during the quarter ended March 31, 2006 was $2,922 compared to $8,753 incurred during the quarter ended March 31, 2005.

The Company recorded interest expense of $243,922 during the quarter ended March 31, 2006 (2005-nil), of which $224,912 was the result of non-cash fair value assessments regarding the Company's convertible debentures.

Management fees were $16,016 during the quarter ended March 31, 2006 compared to $34,321 during the quarter ended March 31, 2005, a decrease of 53% due to generally lower levels of activity in 2006.

Office and general expenses incurred during the quarter ended March 31, 2006 were $12,842 compared to $61,509 during the quarter ended March 31, 2005, a decrease of $185,190 or 72%. The decrease was a reflection of the overall lower level of corporate activity in 2006.

Professional fees primarily for legal work were $59,013 during the quarter ended March 31, 2006 compared to $29,031 during the quarter ended March 31, 2005. This increase was the result of increased legal costs relating to the renegotiated agreements with UBC and Crucell.

Research and development during the quarter ended March 31, 2006 were $27,682 compared to $14,994 during the quarter ended March 31, 2005 due to higher personnel costs related to research and development.

As a result of the above, during the quarter ended March 31, 2006 the Company recorded total expenses of $365,779, compared to total expenses of $167,489, for the quarter ended March 31, 2005.

Of the $365,779 incurred as operating expenses, the Company incurred an aggregate of $41,988 in fees payable to certain directors and/or private companies controlled by those directors of the Company pursuant to management and research and development agreements.

As a result of the above, the Company's net losses during the quarter ended March 31, 2006 were $365,779 or $0.03 per share as compared to a net loss of $24,940 or less than $0.01 per share during the quarter ended March 31, 2005. The increase in net loss is attributable primarily to the non-cash interest expense from fair value attributions relating to the Company's convertible debentures.

Liquidity and Capital Resources

At March 31, 2006, the Company had $213,860 in cash. Generally, the Company has financed operations to date through the proceeds of the private placement of equity securities. The Company received $485,000 during the fiscal quarter ended March 31, 2006 from financing activities.

The Company completed a new $494,500 convertible debenture financing on March 24, 2006. Subsequent to March 24, 2006, the Company received an additional $345,960 of subscriptions on a second tranche of convertible debenture financing to be completed later in 2006.

Net cash used in operating activities during the quarter ended March 31, 2006 was $355,289. The Company had no revenues during the year ended December 31, 2005. Expenditures in the current quarter primarily consisted of a $258,538 payment to UBC to maintain the Company's option to purchase the UBC technology.

At March 31, 2006, GeneMax had 3,125,000 stock options and 10,784,225 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.56 per share. The outstanding warrants have a weighted average exercise price of $0.33 per share. Accordingly, as at March 31, 2006, the outstanding options and warrants represented a total of 13,909,225 shares issuable for a maximum of approximately $5,308,795 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of March 31, 2006, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which is anticipated to be $5,000,000 assuming a single Phase 1 clinical trial.

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

We have a history of operating losses.

We continue to incur losses and are will require additional financing to continue our operations. We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $13,786,148 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. We believe that we will have sufficient cash to satisfy our needs for at least the next four to six months. We will need to raise additional capital, most likely via the sale of equity securities, to fund our operations. There can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

These consolidated financial statements have been prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually positive cash flow from operations to address all of our cash flow needs. If we were not able to find alternative sources of cash or generate positive cash flow from operations, our business and financial condition would be materially and adversely affected.

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

In August 2004 our CRA with UBC expired and could not be continued because the Company lacked the financial resources. However, UBC did not terminate the research activities and research and development continued at UBC through December 2004 on the understanding that the expenses incurred would be paid once the Company received further financing or would be incorporated into the terms of a new agreement. As of December 31, 2004, outstanding debt of GeneMax to UBC incurred pursuant to this arrangement was approximately $803,953. In December 2005, we signed a letter of intent with UBC whereby all existing financial claims by UBC would be satisfied in consideration of UBC providing GeneMax with an option to acquire outright all of UBC's right title and interest in the technologies licensed to Genemax. The letter of intent was followed by the completion of a definitive agreement on January 24, 2006.

Under the terms of the agreement we are obligated to pay UBC $479,975 (CDN$ 556,533) as follows:

    $42,992 (CDN$ 50,000) (Paid);

    $258,538 (CDN$ 300,000) by March 31, 2006 (Paid); and

    $178,445 (CDN$ 206,533) on or before December 31, 2006; with the understanding that, should we complete an aggregate private and/or public financing of $1,719,690 (CDN$ 2,000,000) before December 31, 2006, this payment shall become immediately due and payable to UBC.

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

The Company was in breach of its contractual obligations with Molecular Medicine in respect of payments due under the PSA for Phase I. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and we have a $78,000 surplus which can be applied towards subsequent phases of the project.

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

Our common stock has been traded on the OTCBB since prior to the acquisition of GeneMax Pharmaceuticals Inc. Both before and since the acquisition trading in our common stock has been sporadic with insignificant volume. Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations. These broad market fluctuations and other factors, such as new product developments, trends in our industry, the investment markets, economic conditions generally, and quarterly variation in our results of operations, may adversely affect the market price of our common stock. In addition, our common stock is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in "penny stocks." Such rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in securities subject to the penny stock rules. We do not intend to pay any cash dividends on our common stock in the foreseeable future. Significant fluctuations in our stock price may have a material adverse effect upon our shareholders.

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

As of March 31, 2006, we had reserved 10,000,000 shares of common stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 3,125,000 shares were outstanding as of March 31, 2006. Additionally, as of March 31, 2006, there were 10,784,225 warrants outstanding to purchase our common stock. Sales of common stock underlying these stock options and warrants would have a significant dilutive effect upon our current shareholders and may adversely affect the price of the common stock.

Pursuant to the terms and provisions of the 442668 B.C. Consulting Agreement, Dr. Jefferies was entitled to performance based stock options pursuant to which Dr. Jefferies' fully diluted equity ownership interest would be modified to 25% of the total issued and outstanding shares of common stock. The provision was to expire on December 31, 2007 and was subject to the achievement of performance milestones to be mutually agreed upon us and Dr. Jefferies and regulatory approvals of applicable jurisdictions. As of the date of this report the 442668 B.C. Consulting Agreement has been renegotiated and such provision has been eliminated.

Item 3. Controls and Procedures

An evaluation was conducted by management of the Company under the supervision and with the participation of Aris Morfopoulos, our Chief Executive Officer, and Patrick A. McGowan, our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as of the end of the period covered by this report. Based on that evaluation, Messrs. Morfopoulos and McGowan concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

In March 2005 both X-Clearing and the Company filed additional court documentation in respect of the matter and a hearing was set for March 18, 2005. Immediately prior to the hearing a settlement was negotiated whereby the Company agreed to pay $200,000 to X-Clearing in exchange for all of its corporate records. The parties also exchanged various indemnity agreements. As at the date of this report, the parties were formalizing documentation in order to formally dismiss the subject suit; the $200,000 having been paid by the Company.

In November 2005, the Company's previous Chief Operating Officer, Konstantine Sarafis, commenced legal proceedings in the Provincial Court of British Columbia, Small Claims Division, alleging that approximately $12,582 was due and owing to him by the Company under his previous employment arrangement with the Company. The Company has agreed to pay the amount claimed and the legal proceeding has been terminated.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

               Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

               Not Applicable.

Item 5.   Other Information

               Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits are included with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 18, 2006
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 18, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENEMAX CORP.
Per:	/s/"Aris Morfopoulos" ________________________________________ Aris Morfopoulos, President, Chief Executive Officer, Principal Executive Officer and a director Date: May 18, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	/s/"Aris Morfopoulos" ________________________________________ Aris Morfopoulos, President, Chief Executive Officer, Principal Executive Officer and a director Date: May 18, 2006
Per:	/s/"Patrick A. McGowan" ________________________________________ Patrick A. McGowan, Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer Date: May 18, 2006

Exhibit 31.1

CERTIFICATION

I, Aris Morfopoulos, the Chief Executive Officer of GeneMax Corp., certify that:

  I have reviewed this Report on Form10-QSB for the period from December 31, 2005 to March 31, 2006 of GeneMax Corp.;

  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    disclosed in this Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year end that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:       May 18, 2006

             /s/"Aris Morfopoulos"
___________________________________
By:        Aris Morfopoulos
Title:     Chief Executive Officer

CERTIFICATION

I, Patrick A. McGowan, the Chief Financial Officer of GeneMax Corp., certify that:

  I have reviewed this Report on Form10-QSB for the period from December 31, 2005 to March 31, 2006 of GeneMax Corp.;

  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    disclosed in this Report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year end that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:         May 18, 2006

            /s/"Patrick A. McGowan"

___________________________________

By:        Patrick A. McGowan

Title:     Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Aris Morfopoulos, the Chief Executive Officer of GeneMax Corp., and Patrick A. McGowan, the Chief Financial Officer of GeneMax Corp., each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Report on Form 10-QSB of GeneMax Corp., for the period from December 31, 2005 to March 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and that the information contained in the Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of GeneMax Corp..

Date:  May 18, 2006

 /s/"Aris Morfopoulos"
__________________________________

 Aris Morfopoulos
President, Chief Executive Officer, Principal Executive Officer and a director

 /s/"Patrick A. McGowan"
__________________________________

 Patrick A. McGowan
Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signatures that appear in typed form within the electronic version of this written statement required by Section 906, has been provided to GeneMax Corp. and will be retained by GeneMax Corp. and furnished to the Securities and Exchange Commission or its staff upon request.