Form 10QSB
period 2006-06-30
GENEMAX CORP
filed 2006-08-22
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒
       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

☐
       Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-27239

GENEMAX CORP.

(Name of small business issuer in its charter)

NEVADA

88-0277072

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

 Suite 400, 1681 Chestnut Street,
Vancouver, British Columbia, Canada

V6J 4M6

(Address of principal executive offices)

(Zip Code)

(604) 331-0400

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒
   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐
   No  ☒

State the number of 29,172,176 shares of common stock as of August 21, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐
   No  ☒

__________

GENEMAX CORP.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended June 30, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2006 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB/A for the year ended December 31, 2005.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited consolidated interim financial statements of GeneMax Corp. are included in this Quarterly Report on Form 10-QSB:

Description

Page

Interim Consolidated Balance Sheets as at June 30, 2006 and December 31, 2005

4

Interim Consolidated Statements of Operations for the Three and Six Months ended June 30, 2006 and 2005 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2006

5

Interim Consolidated Statement of Stockholder's Deficit for the Period from December 31, 2005 to June 30, 2006

6

Interim Consolidated Statements of Cash Flows for the Six Months ended June 30, 2006 and 2005 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2006

7

Notes to Interim Consolidated Financial Statements

8

__________

GENEMAX CORP.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

June 30, 2006

December 31, 2005

(Unaudited)

ASSETS

CURRENT ASSETS

Cash

$ 132,973

$ 56,244

Prepaid expenses and other receivables

33,963

27,078

166,936

83,322

FURNITURE AND EQUIPMENT, net (Note 4)

764

6,537

$ 167,700

$ 89,859

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities

$ 825,520

$ 891,439

Research agreement obligations (Note 3)

241,645

672,532

Convertible notes payable (Note 5)

683,944

482,667

Convertible note subscriptions received (Note 5)

461,000

60,000

Due to related parties (Note 6)

285,488

202,969

2,497,597

2,309,607

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5 and 9)

STOCKHOLDERS' DEFICIT

Capital stock (Note 7)

Common stock, $0.001 par value, 50,000,000 shares authorized

29,172,176 shares issued and outstanding

29,172

29,172

Additional paid-in capital

11,326,942

10,379,913

Common stock purchase warrants

405,127

857,656

Deficit accumulated during the development stage

(14,019,893)

(13,420,369)

Accumulated other comprehensive loss

(71,245)

(66,120)

(2,329,897)

(2,219,748)

$ 167,700

$ 89,859

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended
June 30,

Six months ended
June 30,

July 27, 1999 (inception) to June 30,

2006

2005

2006

2005

2006

INTEREST INCOME

$ -

$ 2,846

$ -

$ 2,846

$ 30,530

EXPENSES

Consulting fees

3,575

2,193

3,575

14,088

661,898

Consulting fees - stock-based

-

-

-

-

2,824,775

Depreciation

2,700

8,916

5,622

17,669

195,285

Gain on settlement of debts

(28,813)

-

(28,813)

(142,549)

(171,362)

Interest

100,337

-

344,259

-

461,076

Management fees and salaries

34,262

45,444

50,278

79,765

1,161,900

Office and general

2,574

63,284

15,418

124,793

1,604,050

Professional fees

62,984

94,973

121,997

124,404

1,714,413

License fees

5,000

-

5,000

-

516,222

Research and development

48,633

235,105

76,315

250,099

4,011,410

Research and development - stock-based

-

-

-

-

612,000

Transfer agent

2,390

11,648

5,720

12,925

250,691

Travel

103

970

153

6,279

208,065

233,745

462,533

599,524

487,473

14,050,423

NET LOSS

$ (233,745)

$ (459,687)

$ (599,524)

$ (484,627)

$ (14,019,893)

Basis and Diluted Net Loss per Share $ (0.01)

$ (0.02)

$ (0.03)

$ (0.02)

 Weighted Average Common Shares
Outstanding - Basic and Diluted 29,172,176

27,268,332

29,172,176

27,268,332

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM DECEMBER 31, 2005 TO JUNE 30, 2006

Common Stock

Additional

Common

Common Stock

Deficit Accumulated During the

Accumulated Other

Number of shares

Amount

 Paid-in
Capital

Stock Subscriptions

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

288,921

Common stock purchase warrants expired

-

-

741,450

-

(741,450)

-

-

-

Net loss

-

-

-

-

-

(599,524)

-

(594,371)

Currency translation adjustment

-

-

-

-

-

-

(5,125)

(5,125)

Balance, June 30, 2006 (Unaudited)

29,172,176

$ 29,172

$ 11,326,942

$ -

$ 405,127

$(14,019,893)

$ (71,245)

$(2,329,897)

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30

July 27, 1999 (inception) to June 30,

2006

2005

2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$ (599,524)

$ (484,627)

$ (14,019,893)

Adjustments to reconcile net loss to net cash from operating activities:

- amortization of deferred finance fees

-

-

(33,300)

- depreciation

5,773

17,669

195,436

- non-cash interest and finance fees

301,277

66,617

376,677

- non-cash consulting fees

-

-

5,750

- non-cash license fees

-

-

10,500

- stock-based compensation

-

-

3,436,775

- convertible debenture adjustments

-

-

51,817

- non-cash gain on settlement of debts

(28,813)

(142,549)

(171,362)

- prepaid expenses and other receivables

(6,885)

(48,173)

(27,963)

- accounts payable and accrued liabilities

(37,106)

(150,027)

1,085,781

- research agreement obligations

(430,887)

(228,502)

241,645

NET CASH USED IN OPERATING ACTIVITIES

(796,165)

(969,592)

(8,848,137)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of furniture and equipment

-

(1,972)

(196,200)

Pre reverse acquisition advances from GMC

-

-

250,000

Cash acquired on reverse acquisition of GMC

-

-

173,373

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

-

(1,972)

227,173

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds on sale and subscriptions of common stock

-

1,162,064

7,055,605

Deferred finance fees

-

-

(198,181)

Convertible loan subscriptions received

461,000

-

521,000

Proceeds from convertible loans payable

434,500

-

934,500

Repayment of convertible note payable

(100,000)

-

(100,000)

Loans payable

-

-

136,245

Advances (to) from related parties

82,519

(15,252)

476,013

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

878,019

1,146,812

8,825,182

EFFECT OF EXCHANGE RATE CHANGES

(5,125)

15,276

(71,245)

NET INCREASE IN CASH

76,729

190,974

132,973

CASH, BEGINNING OF PERIOD

56,244

11,646

-

CASH, END OF PERIOD

$ 132,973

$ 202,620

$ 132,973

SUPPLEMENTAL DISCLOSURES:

Interest paid

$ 12,133

$ -

$ 45,244

Taxes paid

$ -

$ -

$ -

Non-cash investing and financing activities: Refer to Notes 5, 6 and 7.

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 (Unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at June 30, 2006, the Company has a working capital deficiency of $2,330,661, a capital deficiency of $2,329,897 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations.  Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are a part of normal product development and advancement.  Since internally generated cash flow will not be sufficient to fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities.  The Company's operations and financing requirements are expected to expand upon entering clinical trials with its TAP cancer vaccine.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

During the six months ended June 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

NOTE 3 - RESEARCH AGREEMENTS

University of British Columbia ("UBC")

Effective September 14, 1999, GPI entered into an Option Agreement ("Option") whereby UBC granted GPI an option to obtain a world-wide license from UBC providing GPI the exclusive license rights to certain patented and unpatented cancer immuno-therapy technologies originally invented and developed by UBC.  The Option was for a term of 180 days and prior to being eligible to exercise the Option, GPI was to make a reasonable commercial effort to raise equity funding in an amount not less than CAN$1,000,000 to fund ongoing research and issue 500,000 founders' common shares to UBC and an additional 3,600,000 founders' common shares to certain principals involved in the UBC research.  Having satisfied all of the conditions on or before March 6, 2000, GPI exercised the Option and obtained from UBC, the exclusive license rights as described above for meeting the specific terms of the Option plus a further payment of $78,743.  The license was to terminate after 15 years or upon the expiration of the last patent obtained relating to the licensed technology.  The cost of obtaining any patents was to be the responsibility of GPI.  The technology remained the property of UBC, however, it could have been utilized and improved by GPI.  Concurrent with the execution of the license, the head researcher at UBC became a director of GPI.

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments totaling CAN$498,980 to be paid in four equal installments of CAN$124,725 due upon execution of the CRA, September 30, 2000, January 1, 2001 and June 30, 2001 of which $374,215 was paid.  Through a series of amendments between November 28, 2000 and September 9, 2002, the funding commitment was increased to a total of CAN$2,973,049 of which CAN$991,515 was to be paid prior to December 31, 2002, CAN$1,135,801 to be paid in 2003 and CAN$471,518 to be paid in 2004.  As at December 31, 2004, CAN$235,759 (2003 - CAN$471,518) was payable in connection with the original CRA terms.  In addition, as required by the CRA, GPI has purchased certain laboratory equipment in connection with the ongoing research.  The CRA ended on its scheduled termination date of August 31, 2004.  For the period from September 1, 2004 to December 31, 2004, the Company recorded a further CAN$568,195 in connection with ongoing research and patent activities and cost overruns on the original CRA with UBC resulting in a total of CAN$803,954 owing to UBC as at December 31, 2004.

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

During the quarter ended March 31, 2004, the Company entered in to an exclusive worldwide license agreement with UBC for the use of a novel assay technology intended to be used to screen and select new drugs that regulate immune responses.  The term of the license was for the longer of 20 years or the last expiry of a patent obtained in connection with the technology.  In consideration for the license, the Company issued to UBC 10,000 restricted shares of common stock with a fair value of $10,000 and agreed to pay an annual maintenance fee of $500 and all costs required to obtain any patents related thereto.

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

Under the terms of the agreement the Company is obligated to pay UBC CAN$556,533 as follows:

    CAN$50,000 (paid); and

    CAN$300,000 by March 31, 2006 (paid); and

    CAN$206,533 on or before December 31, 2006; with the understanding that, should the Company complete an aggregate private and/or public financing of CAN$2,000,000 before December 31, 2006, this payment shall become immediately due and payable to UBC by the Company within five calendar days of the Company attaining such aggregate financing.

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

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had 3 months to remedy the default.  On November 16, 2005, Crucell provided notice of Termination by Default due the Company's failure to remedy the default within the required 3 month period.  In May 2006 the Company negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 2006 123,590 Euros (US$151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company will pay Crucell 12 monthly payments of 10,300 Euros starting May 2006 (paid to date) and a 75,000 Euros annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing.  As of this date the Company has not paid the 78,150 Euros annual license fee (including CPI adjustment) payment that is due in August 2006.

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

 June 30,
2006

December 31, 2005

(unaudited)

Office furniture and equipment

$10,425

$10,425

Laboratory equipment

183,803

183,803

Computer equipment

1,972

1,972

196,200

196,200

Less: accumulated depreciation

(195,436)

(189,663)

$ 764

$ 6,537

NOTE 5 -CONVERTIBLE NOTES PAYABLE

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

Effective January 31, 2005, the parties agreed to amend the terms of the convertible notes payable to extend the maturity date to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term.  In addition, the term of the warrants will be extended for a period of greater than the original two years, up to a maximum of ten years, dependent on the Company obtaining specified listing status of the Company's common stock as per the amending agreement.  As at the date of this modification, the Company estimated the fair value of the modified convertible promissory notes to be $435,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20% per annum.  As a result, the fair value of the equity component of this modified instrument (being the amended common stock purchase warrants) was estimated to be $46,250.  The Company will record a further interest expense over the amended term of the notes of $65,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity.  To December 31, 2005, a further interest expense of $47,667 was accreted, resulting in a carrying value of the notes of $482,667.

In June 2006, the Company repaid $100,000 on one of the convertible notes. During the six months ended June 30, 2006, a further interest expense of $6,667 has been accrued on the unpaid balance of $400,000.

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

Accordingly, the Company recorded $205,579 of interest expense, being the difference between the stated value and carrying value at the date of issuance. In addition, in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the warrants of $288,921 as a component of stockholders' deficit. The Company will record further interest expense over the term of the secured convertible notes of $2,921 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be accreted to the face value of $494,500 at maturity or the date of conversion. During the six months ended June 30, 2006, accrued interest of $9,973 has been included in accrued liabilities, and interest expense of $72,931 has been accreted increasing the carrying value of the convertible debentures to $283,944.

Subsequent to March 23, 2006, the Company received an additional $461,000 of subscriptions as part of a second tranche of convertible debenture financing that was not completed at June 30, 2006.

NOTE 6 -RELATED PARTY TRANSACTIONS

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

A former CEO made a claim for amounts owing during his tenure as CEO in the British Columbia small claims court.  The Company settled the claim in June 2006 by making a payment of $11,681.

During the six months ended June 30, 2006, the Company paid or accrued management fees of $31,424 to the management company of the current president of the Company, and management fees of $18,854 to the CFO of the Company.

The following amounts have been incurred to these related parties:

Six months ended June 30,

2006

2005

Management fees (former CEO and former CFO)

$ 50,278

$ 77,387

Research and development (CSO)

54,792

38,930

$ 105,250

$ 115,777

As at June 30, 2006, the Company has total commitments remaining relating to the management agreement with the CSO for the periods ending June 30, 2007 and 2008 of approximately $107,739 and $83,000, respectively.

During the six months ended June 30, 2006, GPI and the Company incurred $105,250 in fees related parties and made repayments of $26,775.  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

$0.56

5.43 years

Balance, June 30, 2006 (unaudited)

3,125,000

$0.56

4.94 years

Share Purchase Warrants

The Company's share purchase warrant activity is as follows:

Number of Warrants

Weighted Average Exercise Price

Weighted Average Remaining Life

Balance, December 31, 2005

6,696,368

$0.39

0.88 years

Issued

4,945,000

$0.10

Expired

(1,755,470)

$0.61

Balance, June 30, 2006 (unaudited)

9,885,898

$0.33

2.67 years

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

NOTE 9 - SUBSEQUENT EVENTS

In July 2006, the Company received an additional $180,000 of subscriptions on a second tranche of convertible debenture financing to be completed later in 2006.

In July 2006, the Company repaid the remaining $100,000 of principal debt outstanding on one of the 2005 convertible notes (Note 5).

__________

Item 2.          Management's Discussion and Analysis

As used in this Quarterly Report: (i) the terms "we", "us", "our", "GeneMax" and the "Company" mean GeneMax Corp. and its wholly owned subsidiary, GeneMax Pharmaceuticals Inc. which wholly owns  GeneMax Pharmaceuticals Canada Inc., unless the context otherwise requires;  (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended June 30, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended June 30, 2006 included in this quarterly report, as well as our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

Overview

Our Business

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

Under the terms of the agreement we are obligated to pay UBC $479,975 (CDN$ 556,533) as follows:

    $42,992 (CDN$50,000) (paid); and

    $258,538 (CDN$300,000) by March 31, 2006 (paid); and

    $178,445 (CDN$206,533) on or before December 31, 2006; with the understanding that, should we complete an aggregate private and/or public financing of $1,719,690 (CDN$2,000,000) before December 31, 2006, this payment shall become immediately due and payable to UBC.

Under the terms of the agreement, we are also obligated to pay any other costs or expenses which may be due and owing by GeneMax to UBC under the license agreements and the CRA as at the effective date which, in the aggregate, shall not exceed $8,598 (CDN$10,000).

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

In May 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell 123,590 Euros (US$151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company will pay Crucell 12 monthly payments of 10,300 Euros starting May 2006 (paid to date) and a 75,000 Euros annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing.  As of this date the Company has not paid the 78,150 Euros annual license fee payment that is due in August 2006.

National Institute of Health Agreement

We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines.  We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.  Under the terms of this agreement we are required to pay a royalty of $2,500 per year, which was brought to good standing with a payment of $5,000 subsequent to the end of the first quarter.

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $132,973 and a working capital deficit of $2,330,661 at June 30, 2006.  We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

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

Results of Operations

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

The following table sets out our consolidated loss for the periods indicated:

 Six months ended
June 30,

2006

2005

INTEREST INCOME

$ -

$ 2,846

EXPENSES

Consulting fees

3,575

14,088

Consulting fees - stock-based

-

-

Depreciation

5,622

17,669

Gain on settlement of debts

(28,813)

(142,549)

Interest

344,259

-

Management fees and salaries

50,278

79,765

Office and general

15,418

124,793

Professional fees

121,997

124,404

License fees

5,000

-

Research and development

76,315

250,099

Research and development - stock-based

-

-

Transfer agent

5,720

12,925

Travel

153

6,279

599,524

487,473

NET LOSS

$ (599,524)

$ (484,627)

Net revenues from operations during the six months ended June 30, 2006 and 2005 were $0.  The lack of revenues to date is the result of emphasis on the research and development of the TAP technologies.

Depreciation expense during the six months ended June 30, 2006 was $5,622 compared to $17,669 incurred during the six months ended June 30, 2005.  The Company did not acquire any fixed assets during the current period.

The Company recorded interest expense of $344,259 during the six months ended June 30, 2006 (2005-Nil), of which $301,277 was the result of non-cash fair value assessments regarding the Company's convertible debentures. No such financings existed in the prior period of 2005.

Management fees were $50,278 during the six months ended June 30, 2006 compared to $79,765 during the six months ended June 30, 2005. The decrease was primarily due to generally lower levels of corporate activity in 2006.

Office and general expenses incurred during the six months ended June 30, 2006 were $15,418 compared to $124,793 during the six months ended June 30, 2005.  The significant decrease was a reflection of the overall lower level of corporate activity in 2006.

Professional fees primarily for legal and accounting services were $121,997 during the six months ended June 30, 2006 compared to $124,404 during the six months ended June 30, 2005.  Current period legal costs were attributable to primarily to convertible debenture financing matters and the renegotiated agreement with Crucell.

Research and development costs during the six months ended June 30, 2006 were $76,315 compared to $250,099 during the six months ended June 30, 2005, and consisted entirely of personnel costs related to research and development.  The significant decrease was a reflection of the overall lack of research and development level actually undertaken by our company in a lab during 2006.

During the six months ended June 30, 2006, the Company was successful in negotiating write-offs with certain accounts payable, resulting in a gain on settlement of debts totaling $28,813 during the period.

As a result of the above, during the six months ended June 30, 2006 the Company recorded total expenses of $599,524, compared to total expenses of $487,473 for the six months ended June 30, 2005.

Of the $599,524 incurred as operating expenses, the Company recorded an aggregate of $136,494 in fees payable to certain directors and/or private companies controlled by those directors of the Company pursuant to management services provided and existing research and development agreements.

As a result of the above, the Company's net losses during the six months ended June 30, 2006 were $599,524 or $0.03 per share as compared to a net loss of $484,627 or $0.02 per share during the six months ended June 30, 2005.

Liquidity and Capital Resources

At June 30, 2006, the Company had $132,973 in cash.  Generally, the Company has financed operations to date through the proceeds of the private placement of equity securities.  The Company received $895,500 cash during the six months ended June 30, 2006 from financing activities, of which $494,500 related to proceeds from a convertible debenture financing completed on March 24, 2006 and $401,000 of subscription proceeds received on a second tranche of a convertible debenture financing not yet completed.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2006 was $796,165.  The Company had no revenues year-to-date.  Expenditures during the current quarter primarily consisted of technology payments to Crucell and convertible debenture interest.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2006 was $878,019, compared to $1,146,812 in the prior period of 2005, primarily relating to our convertible debenture financings.  The Company repaid $100,000 on an outstanding convertible note during the second quarter.

At June 30, 2006, GeneMax had 3,125,000 stock options and 9,885,898 share purchase warrants outstanding.  The outstanding stock options have a weighted average exercise price of $0.56 per share.  The outstanding warrants have a weighted average exercise price of $0.33 per share.  Accordingly, as of June 30, 2006, the outstanding options and warrants represented a total of 13,010,898 shares issuable for a maximum of approximately $4,237,958 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised.

As of June 30, 2006, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which is anticipated to be $5,000,000 assuming a single Phase 1 clinical trial.

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

Going Concern

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

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

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

During the six months ended June 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

We have a history of operating losses.

We continue to incur losses and are will require additional financing to continue our operations.  We have incurred operating losses and negative cash flow from operations for most of our history.  Losses incurred since our inception have aggregated $14,014,740 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  We believe that we will have sufficient cash to satisfy our needs for at least the next four to six months. We will need to raise additional capital, most likely via the sale of equity securities, to fund our operations.  There can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all.  Any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

These consolidated financial statements have prepared "assuming that the Company will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.  Our ability to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations.  There can be no assurance that we will be able to raise sufficient additional capital or eventually positive cash flow from operations to address all of our cash flow needs.  If we were not able to find alternative sources of cash or generate positive cash flow from operations, our business and financial condition would be materially and adversely affected.

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

Under the terms of the agreement we are obligated to pay UBC $479,975 (CDN$ 556,533) as follows:

    $42,992 (CDN$50,000) (paid); and

    $258,538 (CDN$300,000) by March 31, 2006 (paid); and

    $178,445 (CDN$206,533) on or before December 31, 2006; with the understanding that, should we complete an aggregate private and/or public financing of $1,728,011 (CDN$ 2,000,000) before December 31, 2006, this payment shall become immediately due and payable to UBC.

Under the terms of the agreement, we are also obligated to pay any other costs or expenses which may be due and owing by GeneMax to UBC under the license agreements and the CRA which, in the aggregate, shall not exceed $8,598 (CDN$10,000).

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

To December 31, 2003, the Company had made payments required totaling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement.  Pursuant to the terms of the Research License and Option Agreement, a further $120,697 (€100,000) was incurred (not paid) during 2004 and an additional $126,355 (€100,000) was incurred during 2005 leaving a total of $236,880 (€200,000) owing as at December 31, 2005.  As of the date of this Annual Report the Company had not paid this amount.  Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party.  Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had three months to remedy the default.  On November 16, 2005, Crucell provided notice of Termination by Default due to the Company's failure to remedy the default within the required three month period.  In May 2006 the Company negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 2006 123,590 Euros (US$151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company must pay Crucell 12 monthly payments of 10,300 Euros starting May 2006 (paid to date) and a 75,000 Euros annual license fee (plus adjustment for CPI) in order to keep the reinstated agreement in good standing.  As of this date the Company has not paid the 78,150 Euros annual license fee (including CPI adjustment) payment that is due in August 2006.

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

We are controlled by management.

As of June 30, 2006, our officers and directors owned of record approximately 2,770,465 or 9.50% of the outstanding shares of common stock.  If they exercise all of the options that they currently hold, they would own 5,820,465, shares of our common stock or 18.06% of the outstanding shares of common stock.  Due to their stock ownership, the officers and directors may be in a position to elect the Board of Directors and to control our business and affairs, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company's securities. The interest of our officers and directors may differ from the interests of other shareholders.

As of June 30, 2006, we had reserved 10,000,000 shares of common stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 3,125,000 shares were outstanding as of June 30, 2006.  Additionally, as of June 30, 2006, there were 9,885,898 warrants outstanding to purchase our common stock. Sales of common stock underlying these stock options and warrants would have a significant dilutive effect upon our current shareholders and may adversely affect the price of the common stock.

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

Item 3.          Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In November 2005, the Company's previous Chief Operating Officer, Konstantine Sarafis, commenced legal proceedings in the Provincial Court of British Columbia, Small Claims Division, alleging that approximately $12,582 was due and owing to him by the Company under his previous employment arrangement with the Company.  In June 2006 the Company settled the claim by making a payment of $11,681.

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

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENEMAX CORP.

/s/ "Aris Morfopoulos"
____________________________________

 Aris Morfopoulos
President, Chief Executive Officer, Principal Executive Officer and a director
Date:  August 21, 2006.

 /s/ "Patrick A. McGowan"
____________________________________

 Patrick A. McGowan
Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Date: August 21, 2006.

__________