Form 10QSB
period 2006-09-30
GENEMAX CORP
filed 2006-11-21
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒
         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

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

As of November 20, 2006, the Company had 29,172,176 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐
   No  ☒

__________

GENEMAX CORP.

Quarterly Report On Form 10-QSB

For The Quarterly Period Ended September 30, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended September 30, 2006 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB/A for the year ended December 31, 2005.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited consolidated interim financial statements of GeneMax Corp. are included in this Quarterly Report on Form 10-QSB:

Description

Page

Consolidated Balance Sheets as of September 30, 2006 (Unaudited) and December 31, 2005

4

Consolidated Statements of Operations for the Nine Months Ended September 30, 2006 and 2005 and for the Period from July 27, 1999 (Date of Inception) to September 30, 2006 (Unaudited)

5

Consolidated Statement of Stockholders' Deficit as of September 30, 2006 (Unaudited)

6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 and for the Period from July 27, 1999 (Date of Inception) to September 30, 2006 (Unaudited)

7

Notes to the Consolidated Financial Statements (Unaudited)

8

GENEMAX CORP.

(a development stage company)

CONSOLIDATED BALANCE SHEETS

September 30, 2006

December 31, 2005

(Unaudited)

ASSETS

Current Assets

Cash

$ 354,983

$ 56,244

Prepaid expenses and other receivables

36,723

27,078

391,706

83,322

Furniture and Equipment, net (Note 4)

412

6,537

$ 392,118

$ 89,859

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities

$ 844,207

$ 891,439

Research agreement obligations (Note 3)

309,675

672,532

Convertible notes payable (Note 5)

656,768

482,667

Convertible note subscriptions received (Note 5)

946,000

60,000

Due to related parties (Note 6)

391,017

202,969

3,147,667

2,309,607

Commitments and Contingencies (Notes 1, 3, 5 and 9)

Stockholders' Deficit

Capital stock (Note 7)

Common stock, $0.001 par value, 50,000,000 shares authorized

29,172,176 shares issued and outstanding

29,172

29,172

Additional paid-in capital

11,326,942

10,379,913

Common stock purchase warrants

405,127

857,656

Deficit accumulated during the development stage

(14,440,340)

(13,420,369)

Accumulated other comprehensive loss

(76,450)

(66,120)

(2,755,549)

(2,219,748)

$ 392,118

$ 89,859

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended
September 30,

Nine Months Ended
September 30,

July 27, 1999 (inception) to September 30,

2006

2005

2006

2005

2006

Interest Income

$ -

$ 765

$ -

$ 3,611

$ 30,530

General and Administrative Expenses

Consulting fees

77,451

4,616

81,026

18,704

739,349

Consulting fees - stock-based

-

-

-

-

2,824,775

Depreciation

352

672

5,974

18,341

195,637

Gain on settlement of debts

(1,648)

-

(30,461)

(142,549)

(173,010)

Interest

91,860

-

436,119

-

552,936

Licence fees

91,950

-

96,950

-

608,172

Management fees and salaries

90,822

45,373

141,100

125,138

1,252,722

Office and general

3,050

42,693

18,468

167,486

1,607,100

Professional fees

32,791

57,849

154,788

182,253

1,747,204

Research and development

30,752

156,897

107,067

406,996

4,042,162

Research and development - stock-based

-

-

-

-

612,000

Transfer agent

3,070

777

8,790

13,702

253,761

Travel

(3)

3,523

150

9,802

208,062

420,447

312,400

1,019,971

799,873

14,470,870

Net Loss

$ (420,447)

$ (311,635)

$ (1,019,971)

$ (796,262)

$ (14,440,340)

Basic and Diluted Net Loss per Share

 $(0.01)

$ (0.01)

$ (0.03)

$ (0.03)

 Weighted Average Number of Common
Shares Outstanding - Basic and Diluted

29,172,176

29,172,174

29,172,176

27,909,920

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

-

-

-

-

(1,019,971)

-

(1,019,971)

Currency translation adjustment

-

-

-

-

-

-

(10,330)

(10,330)

Balance, September 30, 2006 (Unaudited)

29,172,176

$ 29,172

$ 11,326,942

$ -

$ 405,127

$(14,440,340)

$ (76,450)

$(2,755,549)

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30

July 27, 1999 (inception) to September 30,

2006

2005

2006

Cash Flows from Operating Activities

Net loss

$ (1,019,971)

$ (796,262)

$ (14,440,340)

Adjustments to reconcile net loss to net cash used in operating activities:

 Amortization of deferred finance fees

-

-

(33,300)

 Depreciation

6,125

18,341

195,788

 Non-cash interest and finance fees

374,101

79,617

449,501

 Non-cash consulting fees

-

-

5,750

 Non-cash license fees

-

-

10,500

 Stock-based compensation

-

-

3,436,775

 Convertible debenture adjustments

-

-

51,817

 Gain on settlement of debts

(30,461)

(142,549)

(173,010)

 Changes in operating assets and liabilities:

 Prepaid expenses and other receivables

(9,645)

(25,262)

(30,723)

 Accounts payable and accrued liabilities

(16,771)

(59,074)

1,106,116

 Research agreement obligations

(362,857)

(181,717)

309,675

 Advances from related parties

188,048

1,773

581,542

Net Cash Used in Operating Activities

(871,431)

(1,105,133)

(8,529,909)

Cash Flows from Investing Activities

Purchase of furniture and equipment

-

(1,972)

(196,200)

Pre reverse acquisition advances from GMC

-

-

250,000

Cash acquired on reverse acquisition of GMC

-

-

173,373

Net Cash (Used in) Provided by Investing Activities

-

(1,972)

227,173

Cash Flows from Financing Activities

Proceeds on sale and subscriptions of common stock

-

1,162,064

7,055,605

Deferred finance fees

-

-

(198,181)

Convertible note subscriptions received

946,000

-

1,006,000

Proceeds from convertible notes

434,500

-

934,500

Repayment of convertible note payable

(200,000)

-

(200,000)

Loans payable

-

-

136,245

Net Cash Provided by Financing Activities

1,180,500

1,162,064

8,734,169

Effect of Exchange Rate Changes

(10,330)

11,300

(76,450)

Net Increase in Cash

298,739

66,259

354,983

Cash, Beginning of Period

56,244

11,646

-

Cash, End of Period

$ 354,983

$ 77,905

$ 354,983

Supplemental Disclosures:

Interest paid

$ 16,133

$ 33,111

$ 49,244

Taxes paid

$ -

$ -

$ -

Non-cash investing and financing activities: Refer to Notes 5, 6 and 7.

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

september 30, 2006 (Unaudited)

Note 1:     Nature of Operations and Basis of Presentation

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at September 30, 2006, the Company has a working capital deficiency of $2,755,961 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are a part of normal product development and advancement. Since internally generated cash flow will not be sufficient to fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities. The Company's operations and financing requirements are expected to expand upon entering clinical trials with its TAP cancer vaccine.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note 2:     Stock-Based Compensation

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

During the nine months ended September 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Note 3:     Research Agreements

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

Crucell Holland B.V. ("Crucell") - Research License and Option Agreement

Effective August 7, 2003, Crucell and GPI entered into a five-year Research License and Option Agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Agreement includes an option for a non-exclusive worldwide commercial license to manufacture, use, offer for sale, sell and import products using the technology. Under the terms of the agreement, the Company is required to make initial and ongoing option maintenance payments over the five-year term totaling €450,000. To December 31, 2003, the Company had made all payments required totaling $115,490 (€100,000). A further $120,697 (€100,000) was incurred during 2004 (not paid), and an additional $126,355 (€100,000) was incurred during 2005, leaving a total of $236,880 (€200,000) owing as at December 31, 2005.

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had 3 months to remedy the default. On November 16, 2005, Crucell provided notice of Termination by Default due the Company's failure to remedy the default within the required 3 month period. In May 2006 the Company negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 2006 €123,590 (US$151,521) in connection with the reinstatement. Under the revised terms of the agreement, the Company will pay Crucell 12 monthly payments of €10,300 starting May 2006 (paid to August 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing. Subsequent to quarter end, the Company paid the outstanding monthly payments through October 31, 2006 and the €78,150 annual license fee (including CPI adjustment) that was due in August 2006.

Molecular Medicine BioServices, Inc. ("Molecular Medicine") - Production Service Agreement

Effective March 18, 2003 Molecular Medicine and GMC entered into a Production Service Agreement ("PSA"), as amended on August 29, 2003, whereby Molecular Medicine will produce the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. To December 31, 2003, the Company had made all payments required under the PSA totaling $108,500. The Company was in breach of its contractual obligations with Molecular Medicine in respect of payments of $15,000 for Phase I of the project. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the Company has a credit of approximately $78,000 with Molecular Medicine to be applied towards future vaccine production.

Note 4:     Furniture and Equipment

Furniture and equipment consisted of the following:

 September 30,
2006

December 31, 2005

(Unaudited)

Office furniture and equipment

$ 10,425

$ 10,425

Laboratory equipment

183,803

183,803

Computer equipment

1,972

1,972

196,200

196,200

Less: accumulated depreciation

(195,788)

(189,663)

$ 412

$ 6,537

Note 5:     Convertible Notes Payable

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

The Company also incurred $74,100 of costs in connection with this financing resulting in a total of $89,100 being recorded as deferred finance fees. These costs will be expensed over the term of the convertible promissory notes; the remaining unamortized amount will be charged to stockholders' equity if the notes are converted. As of December 31, 2004, $48,300 of the deferred finance fees were expensed. As at December 31, 2005, $28,556 (2004 - $21,667) of accrued and unpaid interest on the convertible note was included in accrued liabilities.

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

Effective January 31, 2005, the parties agreed to amend the terms of the convertible notes payable to extend the maturity date to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term. In addition, the term of the warrants will be extended for a period of greater than the original two years, up to a maximum of ten years, dependent on the Company obtaining specified listing status of the Company's common stock as per the amending agreement. As at the date of this modification, the Company estimated the fair value of the modified convertible promissory notes to be $435,000 based on an estimated fair value interest rate on debt with comparable risk profiles of 20% per annum. As a result, the fair value of the equity component of this modified instrument (being the amended common stock purchase warrants) was estimated to be $46,250. The Company will record a further interest expense over the amended term of the notes of $65,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To December 31, 2005, a interest expense of $47,667 was accreted, resulting in a carrying value of the notes of $482,667.

In June 2006, the Company repaid $100,000 on one of the convertible notes and in July 2006 the Company repaid an additional $100,000. During the nine months ended September 30, 2006, interest expense of $12,252 has been accrued on the unpaid balance of $300,000 and is included in accrued liabilities.

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

Accordingly, the Company recorded $205,579 of interest expense, being the difference between the stated value and carrying value at the date of issuance. In addition, in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the warrants of $288,921 as a component of stockholders' deficit. The Company will record further interest expense over the term of the secured convertible notes of $2,921 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be accreted to the face value of $494,500 at maturity or the date of conversion. During the nine months ended September 30, 2006, accrued interest of $20,701 has been included in accrued liabilities, and interest expense of $151,189 has been accreted increasing the carrying value of the convertible debentures to $356,768.

Subsequent to March 23, 2006 and up to an including the date of this Quarterly Report, the Company received an additional $1,016,000 of subscriptions, of which $946,000 was received at September 30, 2006, as part of a second tranche of convertible debenture financing that was not completed at September 30, 2006. On November 17, 2006 the Company agreed to the terms of the second tranche of convertible debenture financing, which will allow for total subscriptions of $1,071,000.

As part of the second tranche of the convertible debenture financing, the Company will be required to pay up to a 10% cash and/or 10% in units of the Company as a finder's fee to such party or parties as may be determined by the Company.  Upon conversion of the original convertible debentures the finder's fee will become payable.  The amount of the finder's fee, when determined, will be charged to equity as a capital transaction and will offset the conversion proceeds received.

Note 6:     Related Party Transactions

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

A former CEO made a claim for amounts owing during his tenure as CEO in the Provincial Court of British Columbia, Small Claims Division. The Company settled the claim in June 2006 by making a payment of $11,681.

During the nine months ended September 30, 2006, the Company paid or accrued management fees of $39,219 to the management company of the former president of the Company, management fees of $75,000 to a current Board member, and management fees of $26,881 to the CFO of the Company.

Effective on November 17, 2006, and in consideration of the ongoing service and many contributions to the Company made by each of Alan P. Lindsay, a director of the Company, and Patrick A. McGowan, the Secretary, CFO and a director of the Company, since their management of and appointment to the Board of Directors of the Company in November 2005, the Company's Board of Directors, in consultation with the Company's Compensation Committee, determined to:

    effective on July 1, 2006, make a service bonus payment to Mr. Lindsay's management company in the amount of $50,000 and, in addition, finalize a proposed consulting services arrangement with Mr. Lindsay's management company; the final terms of which are to be determined by the Company's Compensation Committee; providing for, among other matters, the provision for monthly consulting fees of $8,333 during a one-year initial term, and the granting of up to 1,500,000 stock options to acquire a similar number of common shares of the Company at an exercise price of $0.10 per share for a period of up to five years from the date of grant; and

    effective on July 1, 2006, make a service bonus payment to Mr. McGowan in the amount of CAN$18,000 and, in addition, finalize a proposed executive services arrangement with Mr. McGowan; the final terms of which are to be determined by the Company's Compensation Committee; providing for, among other matters, the provision for monthly consulting fees of CAN$3000 during a one-year initial term, and the granting of up to 500,000 stock options to acquire a similar number of common shares of the Company at an exercise price of $0.10 per share for a period of up to five years from the date of grant.

On the same date, the Company's Board of Directors, in consultation with the Company's Compensation Committee, determined to finalize a proposed executive services arrangement with Denis Corin, the Company's new President and CEO, the final terms of which are to be determined by the Company's Compensation Committee; providing for, among other matters, the provision for monthly consulting fees of CAN$5,000 during an eight-month initial term, and the granting of up to 500,000 stock options to acquire a similar number of common shares of the Company at an exercise price of $0.10 per share for a period of up to five years from the date of grant.

The following amounts have been incurred to these related parties:

Nine Months Ended September 30,

2006

2005

Management fees (former CEO, CFO and Board member)

$ 141,100

$ 125,138

Research and development (CSO)

79,456

63,309

$ 220,556

$ 188,447

As of September 30, 2006, the Company has total commitments remaining relating to the management agreement with the CSO for the periods ending June 30, 2007 and 2008 of approximately $81,254 and $83,000, respectively.

During the nine months ended September 30, 2006, GPI and the Company incurred $220,556 in fees to related parties and made repayments of $43,700. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Note 7:     Capital Stock

During 2005, the Company completed a private placement financing of 9,068,301 units at a price of $0.15 per unit for gross proceeds of $1,360,245. Each unit is comprised of one common share and one-half of a common share purchase warrant. Each whole common share purchase warrant entitles the holder to acquire an additional common share of the Company for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date the Company completes an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. The Company paid finders' fees in connection with certain of the proceeds placed comprised of 8% of the cash placed and finders warrants for 5% of the units placed. The Company paid a total of $97,620 in cash finder's fees, $100,561 in legal and other issue costs and issued a total of 406,748 finder's warrants. The total fair value of the unit warrants and finder's warrants was estimated to be $116,206 and was recorded as separate component of stockholders' deficit.

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

Expired

(25,000)

$1.00

Balance, September 30, 2006 (Unaudited)

3,100,000

$0.55

4.72 years

Share Purchase Warrants

The Company's share purchase warrant activity is as follows:

Number of Warrants

Weighted Average Exercise Price

Weighted Average Remaining Life

Balance, December 31, 2005

6,696,368

$0.39

0.88 years

Issued

4,945,000

$0.10

Expired

(1,755,470)

$0.61

Balance, September 30, 2006 (Unaudited)

9,885,898

$0.29

2.42 years

Note 8:     Income Taxes

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

Note 9:     Subsequent Events

Subsequent to September 30, 2006, the Board of Directors of the Company accepted the resignation of Aris Morfopoulos, as a director and as the President and CEO of the Company, the resignation of Dr. Wilfred A. Jefferies, as a director of the Company, and the consent to act as the President and CEO of the Company of Denis Corin.  As a consequence of the Company's acceptance of each such resignation and appointment, the Board of Directors of the Company is now comprised of Messrs. Alan P. Lindsay, Patrick A. McGowan and Glynn Wilson.  In addition, the Executive Officers of the Company are now: Denis Corin, President, CEO and Principal Executive Officer; Patrick A. McGowan, Secretary, CFO and Principal Accounting Officer; and Dr. Wilfred A. Jefferies, Chief Scientific Officer.  Furthermore, and as a consequence, each of the Company's Audit, Corporate Governance, Compensation and Ethics Committees are now comprised of each of Messrs. Lindsay, McGowan and Wilson.

On November 17, 2006, the Board of Directors of the Company ratified the terms and conditions of a corporate development services arrangement with Cabela Ventures S.A., an unrelated company.  Under the terms of the arrangement, which became effective on July 1, 2006, and in consideration of various Company project development and maintenance services and advice previously provided and to be provided to the Company and its subsidiaries, the Company has agreed to pay a monthly fee of $20,000 commencing on July 1, 2006 and running through November 30, 2006. Accordingly, $60,000 of such fees were accrued at September 30, 2006.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended September 30, 2006 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended September 30, 2006 included in this quarterly report, as well as our Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

To December 31, 2003, the Company had made payments required totaling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement. Pursuant to the terms of the Research License and Option Agreement, a further $120,697 (€100,000) was incurred (not paid) during 2004 and an additional $126,355 (€100,000) was incurred during 2005 leaving a total of $236,880 (€200,000) owing as at December 31, 2005. As of the date of this Quarterly Report the Company had not paid this amount. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party. Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had three months to remedy the default. On November 16, 2005, Crucell provided notice of Termination by Default due to the Company's failure to remedy the default within the required three month period.

In May 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell 123,590 Euros (US$151,521) in connection with the reinstatement. Under the revised terms of the agreement, the Company will pay Crucell 12 monthly payments of 10,300 Euros starting May 2006 (paid to date) and a 75,000 Euros annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing. On October 31, 2006 the Company paid the monthly payments through October 31, 2006 and the 78,150 Euros annual license fee (including CPI adjustment) that was due in August 2006.

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

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $354,983 and a working capital deficit of $2,775,961 at September 30, 2006. We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

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

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues:          Interest income of $Nil during the three months ended September 30, 2006 decreased $765 or 100% over the same period ended September 30, 2005. The Company did not maintain any interest bearing deposits during the current fiscal year.

Operating Expenses:          General and administrative expenses of $420,447 during the three months ended September 30, 2006 increased $108,047, or 35%, over the same period ended September 30, 2005. Significant changes in operating expenses are outlined as follows:

  Consulting fees increased to $77,451 during the three months ended September 30, 2006 from $4,616 during the three months ended September 30, 2005, due primarily to a new corporate development services agreement with Cabela Ventures S.A.

  Interest increased to $91,860 during the three months ended September 30, 2006 from $Nil during the three months ended September 30, 2005 due to accrued interest and accretion of the discount on convertible debt.

  Licence fees increased to $91,950 during the three months ended September 30, 2006 from $Nil during the three months ended September 30, 2005 due to an accrual of the €78,150 Crucell annual licence fee obligation, due in August and paid subsequent to quarter end.

  Management fees and salaries increased to $90,822 during the three months ended September 30, 2006 from $45,373 during the three months ended September 30, 2005, due primarily to an accrued bonus and monthly fees due to a current Board member which was partially offset by the cancellation of a management services agreement with the former CEO of the Company.

  Office and general decreased to $2,897 during the three months ended September 30, 2006 from $42,693 during the three months ended September 30, 2005, due primarily to significantly lower levels of administrative activity in the current fiscal year.

  Research and development decreased to $30,752 during the three months ended September 30, 2006 from $156,897 during the three months ended September 30, 2005, due primarily to significantly lower levels of lab activity in the current fiscal year.

Net Loss:          The Company experienced a $420,447 net loss during the three months ended September 30, 2006 which was $108,812, or 35%, more than the three months ended September 30, 2005. The increase resulted primarily from interest on convertible notes as well as consulting, licence fee and management fee accruals which was partially offset by lower levels of administrative and lab activity.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Revenues:          Interest income of $Nil during the nine months ended September 30, 2006 decreased $3,611 from the same period ended September 30, 2005. The Company did not maintain any interest bearing deposits during the current fiscal year.

Operating Expenses:          General and administrative expenses of $1,019,971 during the nine months ended September 30, 2006 increased $223,709, or 28%, over the same period ended September 30, 2005. Significant changes in operating expenses are outlined as follows:

  Consulting fees increased to $81,026 during the nine months ended September 30, 2006 from $18,704 during the nine months ended September 30, 2005, due primarily to a new corporate development services agreement with Cabela Ventures S.A.

  Depreciation decreased to $5,974 during the nine months ended September 30, 2006 from $18,341 during the nine months ended September 30, 2005, due primarily to assets becoming fully depreciated in the prior fiscal year and no current additions to property and equipment.

  Gain on settlement of debt decreased to $30,461 during the nine months ended September 30, 2006 from $142,549 during the nine months ended September 30, 2005. Debt settlement agreements are at the discretion of the Company's management and not part of normal operating activities. During the previous year, significant amounts of debt were settled at favorable terms to the Company.

  Interest increased to $436,119 during the nine months ended September 30, 2006 from $Nil during the nine months ended September 30, 2005, due to interest charged on the beneficial conversion feature of a convertible note, accrued interest and accretion of the discount on convertible notes.

  Licence fees increased to $96,950 during the nine months ended September 30, 2006 from $Nil during the nine months ended September 30, 2005 due primarily to an accrual of the €78,150 Crucell annual licence fee obligation, due in August and paid subsequent to quarter end.

  Management fees and salaries increased to $141,100 during the nine months ended September 30, 2006 from $125,138 during the nine months ended September 30, 2005, due primarily to an accrued bonus and monthly fees due to a current Board member which was partially offset by the cancellation of a management services agreement with the former CEO of the Company.

  Office and general decreased to $18,315 during the nine months ended September 30, 2006 from $167,486 during the nine months ended September 30, 2005, due primarily to significantly lower levels of administrative activity in the current fiscal year.

  Research and development decreased to $107,067 during the nine months ended September 30, 2006 from $406,996 during the nine months ended September 30, 2005, due primarily to significantly lower levels of lab activity in the current fiscal year.

Net Loss:          The Company experienced a $1,019,971 net loss during the nine months ended September 30, 2006 which was $223,709, or 28%, more than the nine months ended September 30, 2005. The increase resulted primarily from the increase in interest charges related to convertible notes, accrued consulting, licence fees and management fees, and a decrease in gains on settlement of debt, which was partially offset by significantly lower levels of corporate and lab activity.

Liquidity and Capital Resources

At September 30, 2006, the Company had $354,983 in cash. Generally, the Company has financed its operations through the proceeds from convertible notes and the private placement of equity securities. The Company received $298,739 net cash during the nine months ended September 30, 2006.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2006 was $871,431. The Company had no revenues during this period. Expenditures during the current quarter primarily consisted of technology payments to Crucell, convertible debenture interest, professional fees and research and development.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2006 was $1,180,500, compared to $1,162,064 in the corresponding period of 2005. During the current fiscal year, the Company received $434,500 related to proceeds from a convertible debenture financing completed on March 24, 2006 and $1,016,000 of subscription proceeds, $946,000 of which was received as of September 30, 2006. The subscription proceeds were received on a second tranche of a convertible debenture financing not yet completed. The Company also repaid $200,000 towards an outstanding convertible note during the current year.

At September 30, 2006, GeneMax had 3,100,000 stock options and 9,885,898 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.55 per share. The outstanding warrants had a weighted average exercise price of $0.29 per share. Accordingly, as of September 30, 2006, the outstanding options and warrants represented a total of 12,985,898 shares issuable for a maximum of approximately $4,600,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of September 30, 2006, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which is anticipated to be $5,000,000 assuming a single Phase 1 clinical trial.

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

During the nine months ended September 30, 2006, the Company has not granted any stock options and has not recorded any stock-based compensation.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

__________

PART II - OTHER INFORMATION

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

In March 2005, both X-Clearing and the Company filed additional court documentation in respect of the matter and a hearing was set for March 18, 2005. Immediately prior to the hearing a settlement was negotiated whereby the Company agreed to pay $200,000 to X-Clearing in exchange for all of its corporate records. The parties also exchanged various indemnity agreements. The suit has now been formally dismissed.

In November 2005, the Company's previous Chief Operating Officer, Konstantine Sarafis, commenced legal proceedings in the Provincial Court of British Columbia, Small Claims Division, alleging that approximately $12,582 was due and owing to him by the Company under his previous employment arrangement with the Company. In June 2006, the Company settled the claim by making a payment of $11,681.

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

GENEMAX CORP.

/s/ "Denis Corin"
________________________________

 Denis Corin
President, Chief Executive Officer and Principal Executive Officer
Date:  November 20, 2006.

 /s/ "Patrick A. McGowan
__________________________________

 Patrick A. McGowan
Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Date: November 20, 2006.

__________