Form 10KSB
period 2006-12-31
GENEMAX CORP
filed 2007-04-18
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

The Registrant's revenues for the fiscal year ended December 31, 2006 were $Nil.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 13, 2007 was approximately $6,373,533 based upon the average bid and ask price on that date.

The Registrant had 49,027,176 shares of common stock outstanding as of April 13, 2007.

__________

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (the "Annual Report") contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995. These statements are not historical or current facts and are made pursuant to the safe harbor provisions of Section 27A of the United States Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof or other comparable terms. Forward-looking statements represent management's best judgment as to what may occur in the future and speak only as of the date made. However, forward-looking statements are subject to risks and uncertainties beyond the control of the company, including those set forth in this Annual Report under "Risk Factors" in the section entitled "Management's Discussion and Analysis or Plan of Operations", that could cause actual results and events to differ materially from historical results and events and those presently anticipated or projected. Accordingly, readers are cautioned not to place undue reliance on any such forward-looking statements. The company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of any such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

GeneMax Corp. files annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (the "Commission"). You may read and copy documents referred to in this Annual Report that have been filed with the Commission at the Commission's Public Reference Room, at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. You can also obtain copies of our Commission filings by accessing the Commission's website at http://www.sec.gov.

REFERENCES

In this Annual Report, unless the context suggests otherwise, references to "we," "us," "our", "GeneMax", the "Company" or the "company" refer to GeneMax Corp. and its subsidiaries. All amounts in this Annual Report are in United States dollars, unless otherwise indicated, and references to "dollars" or "$" are to United States dollars.

__________

__________

PART I

ITEM 1.     Description Of Business

Company Overview

GeneMax Corp. is a biotechnology company whose strategic vision is to develop and market products specializing in the application of the latest discoveries in cellular and molecular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and prevention of infectious diseases. Our technologies are based on an understanding of the function of a protein "pump," known as "TAP", which is located within cells and which is essential to the processing of foreign (microbial) or autologous antigens, and subsequent presentation to the immune system for eradication of the cancer or infected cell. The company currently has none of its product candidates on the market and is focusing on the development and testing of its product candidates.

The current standard therapies for cancer treatment include surgery, radiation therapy and chemotherapy. However, we believe that these treatments are not precise in targeting only cancerous cells and often fail to remove or destroy all of the cancer. The remaining cancer cells may then grow into new tumors, which can be resistant to further chemotherapy or radiation, which may result in death. In the United States the American Cancer Society estimates that in 2007 cancer will be the second leading cause of death with an estimated 600,000 deaths from cancer annually.

Company History

GeneMax currently trades on the OTC Bulletin Board under the symbol "GMXX" and the Frankfurt and Berlin Stock Exchanges under the symbol "GX1."

GeneMax was incorporated under the laws of the State of Nevada in 1991 under the name "Ward's Futura Automotive Ltd". The company changed its name a number of times since 1991 and, in July 2002, the company completed the acquisition of GeneMax Pharmaceuticals Inc. ("GeneMax Pharmaceuticals"), a Delaware corporation, in a reverse merger and changed its name to "GeneMax Corp". As a result of this transaction the former stockholders of GeneMax Pharmaceuticals then owned 75% of the total issued and outstanding shares of GeneMax. GeneMax Pharmaceuticals is now a wholly owned subsidiary of GeneMax, and GeneMax Pharmaceuticals Canada Inc. ("GPCanada"), a British Columbia corporation, is a wholly owned subsidiary of GeneMax Pharmaceuticals.

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

Research and Development Efforts

We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows the company to pursue its own internal product development while positioning the company to enter into multiple partnerships and licensing agreements. The company previously produced, and still plans to produce in the future, its TAP vaccines by inserting the TAP gene material into a proprietary, modified adeno virus licensed from Crucell Holland B.V. ("Crucell"), and it is used as the prototype vaccine product for performing in-vitro immunological and animal preclinical studies. We have organized our research and development efforts to take advantage of our partners' capabilities while reducing our overhead costs. Our relationship with the University of British Columbia ("UBC") has allowed the company to conduct contract research and development by employing highly skilled scientists at UBC. The research and development team performs the basic research on the biological function of TAP and related licensed technology as well as preclinical animal studies in cancer and infectious diseases. We also receive a substantive amount of technical support from our proposed licensing partner, Crucell, in the development of our TAP adeno virus based vaccine product. Further, the company contracts out through Molecular Medicine BioServices, Inc. "(Molecular Medicine") the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices ("GMP") and Good Laboratory Practices ("GLP") certification.

Products and Technology in Development

TAP Cancer Vaccine

GeneMax previously developed its TAP Cancer Vaccine at the UBC Biomedical Research Centre under an agreement we refer to in this Annual Report as our "Collaborative Research Agreement". This therapeutic cancer vaccine candidate, to be tested in preclinical toxicology studies, will, if successfully developed, include the patented use of the TAP-1 gene to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells. The TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

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

Pre-Clinical Testing

GeneMax has completed pre-clinical animal testing of its TAP Cancer Vaccine to the extent that is required as a prerequisite for further preclinical toxicology analysis and Investigational New Drug (or "IND") application to the FDA. The pre-clinical testing of the TAP Cancer Vaccine to date included the evaluation of several strains of vaccinia and adenovirus vectors to assess their respective ability to deliver the correct genetic information allowing expression of the TAP protein in tumors, the selection and licensing of the vector from Crucell and the identification and entering into an agreement, that we refer to in this Annual Report as our "Production Services Agreement", with Molecular Medicine, a GMP manufacturer, for subsequent production of the TAP Cancer Vaccine. The company has to complete the performance of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity. In addition, we must complete initial vaccine production, and develop internal and external clinical trials, support personnel and infrastructure before commencing clinical trials.

Once the formal pre-clinical testing is completed, we intend to compile and summarize the data and submit it to the United States Federal Drug Administration (or "FDA") and/or the Canadian Health Canada (or "HC"), and/or other national regulatory agencies, in the form of an investigational new drug application. We anticipate that these applications would include data on vaccine production, animal studies and toxicology studies, as well as proposed protocols for the Phase I human clinical trials, described below.

Canine Trials

Management believes that there is also a significant market in canine treatments using the same TAP technologies. The scientific team are currently engaged in pre-trial due diligence for running various pre-clinical and clinical canine trials. Not only will the canine treatments provide a significant commercial opportunity with a shorter 'to-market' timeframe, but they will also provide additional data and support for the ongoing human trial programs.

Phase I Human Clinical Trials

Management believes that, subject to the completion of remaining pre-clinical work and financing, estimated at approximately $5,000,000, the Phase I human clinical trials could commence in the last half of 2007. The Phase I human clinical trials will be designed to provide data on the safety of the TAP Cancer Vaccine when used in humans. The company intends to conduct the Phase I human clinical trials at the British Columbia Cancer Agency in Vancouver, British Columbia, or other locations under evaluation. These trials will be conducted in respect of certain carcinomas. The company has presented information on the TAP Cancer Vaccine to members of the Department of Advanced Therapeutics of the British Columbia Cancer Agency, with the intent of obtaining their assistance in the design and execution of the clinical study.

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

Future Products and Technology

Peptide Transfer Assay

We are attempting to develop potential products that may stimulate or interrupt the chain of events involved in certain immune system-related diseases. One such potential product, referred to in this Annual Report as the "Peptide Transfer Assay", would be used to identify compounds effective in the treatment of cancer, infectious diseases, autoimmune diseases and transplant rejection. Autoimmune diseases include, but are not limited to, psoriasis, rheumatoid arthritis, multiple sclerosis, myasthenia gravis and diabetes. T cells and antibodies in the body's immune system normally identify and destroy foreign substances and cancerous cells. Autoimmune diseases are generally caused by the abnormal destruction of healthy body tissues when T cells and antibodies react against normal tissue.

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

Screen for Regulators of Antigenicity

GeneMax recently licensed drug discovery technology that can be used to identify small molecule regulators of the immune response. We refer to this technology in this Annual Report as the Screen for Regulators of Antigenicity Technology. Management believes that the Screen for Regulators of Antigenicity Technology can be used to screen and select new drugs that regulate immune responses, and that it has relevance to both cancers and viral diseases and in modulating transplant rejection and autoimmune diseases.

Strategic Relationships

UBC

Collaborative Research Agreement

In September of 2000 GeneMax, through its wholly owned subsidiaries, GeneMax Pharmaceuticals and GeneMax Canada, entered into a Collaborative Research Agreement with the UBC to carry out further development of the TAP technologies as a cancer vaccine and other commercial products, and to provide GeneMax Pharmaceuticals with the option to acquire the rights to commercialize any additional technologies developed under the agreement. Pursuant to the Collaborative Research Agreement UBC retained all rights and title to all inventions, improvements and discoveries that are conceived by employees of UBC during the term of the Collaborative Research Agreement; however, UBC therein granted GeneMax an option to obtain a royalty-bearing license to use such inventions, improvements and discoveries that were not covered under the existing license agreement and included improvements and enhancements of the licensed technologies.

The Collaborative Research Agreement, as amended, provided for payments to UBC in the aggregate of $2,973,049 (CDN), of which $991,515 (CDN) was to be paid during the fiscal year ended December 31, 2002, $1,135,801 (CDN) was to be paid during the fiscal year ended December 31, 2003, and $471,518 (CDN) was to be paid during the fiscal year ended December 31, 2004. As of fiscal year ended December 31, 2004, an aggregate of $803,953 (CDN) was payable by GeneMax Pharmaceuticals to UBC in connection with the Collaborative Research Agreement and GeneMax had purchased certain laboratory equipment in connection with the ongoing research. In addition, the company reimbursed UBC a total of $55,812 (CDN) of patent expenditures in connection with technologies licensed to the company.

The parties to the Collaborative Research Agreement had agreed to the principal terms of a renegotiated agreement which would provide for an estimated annual budget of $295,000 (CDN) (in quarterly installments of $73,750 (CDN)) to allow for funding for one Ph.D. scientist and two support technicians. In addition, UBC continued to provide GeneMax with access to university laboratories and equipment at UBC.

License Agreement

In March of 2000 GeneMax, UBC and Dr. Wilfred A. Jefferies, then the company's Chief Scientific Officer and a director, entered into a license agreement, which is referred to in this Annual Report as the License Agreement, providing the company with an exclusive world-wide license to use certain technology developed by UBC and Dr. Jefferies. The License Agreement allowed GeneMax to use the technology associated with the patents entitled "Method for Enhancing Expression of MHC-Class 1 Molecules Bearing Endogenous Peptides" and "Method of Identifying MHC-Class 1 restricted Antigens Endogenously Processed by a Cellular Secretory Pathway" and to manufacture, distribute, market, sell, lease and license or sub-license products derived or developed from the above licensed technologies until the later of March 6, 2015 or the expiration of the last patent obtained under the License Agreement, including the expiration of patents obtained from modifications to existing patents. As consideration for entering into the License Agreement GeneMax paid an initial license fee of $113,627.32 (CDN) and issued 500,000 GeneMax Pharmaceutical shares to the University of British Columbia; which were subsequently exchanged for 500,000 restricted shares of GeneMax common stock.

On February 16, 2004, UBC granted GeneMax an exclusive, worldwide license to use a novel assay technology to screen and select new drugs that regulate immune. As consideration for entering into this license, which we refer to in this Annual Report as the "Immune Response License", GeneMax issued UBC 10,000 shares of common stock and was required to pay UBC an annual maintenance fee of $500 (CDN). The term for the Immune Response License was the longer of either 20 years or the expiration of the last patent licensed under the Immune Response License, including the expiration of patents obtained from modifications to existing patents.

Option and Settlement Agreement

On January 24, 2006, and in accordance with the terms and conditions of a certain Option and Settlement Agreement (the "Option and Settlement Agreement"), dated for reference January 23, 2006, as entered among each of the Company, UBC, Dr. Jefferies and each of the company's predecessor and subsidiary companies, GeneMax Pharmaceuticals and GPCanada (and, collectively with the company, the "Company" therein), the parties thereto reached a definitive agreement pursuant to which all existing financial claims by UBC (collectively, the "UBC Financial Claims") as against GeneMax and GPCanada under each of those certain "License Agreement" among UBC, GeneMax and Dr. Jefferies dated March 6, 2000, as amended February 28, 2003 ("License Agreement #1"), and "License Agreement" between UBC and GeneMax dated February 16, 2004 ("License Agreement #2" and, collectively, the "License Agreements"), and under that certain "Collaborative Research Agreement" between UBC and GPCanada dated May 6, 2005 (the "CRA"), are satisfied (the "Settlement") in consideration of UBC providing GeneMax with the consequent right to acquire, outright, by way of assignment (the "Option to Purchase"), all of UBC's right title and interest in the technologies licensed to GeneMax under the terms of the License Agreements, including the "Technology" as that term is defined in the License Agreements, and all "Improvements" made prior to the date of execution of the Option and Settlement Agreement in furtherance of the same (collectively, the "Technology" thereunder); a copy of the Option and Settlement Agreement having been attached as an Exhibit to the company's Current Report on Form 8-K which was filed on January 24, 2006.

In accordance with the terms and conditions of the Option and Settlement Agreement, and in order to keep the right and Option to Purchase the Technology granted to the Company by UBC in good standing and in force and effect; and in order to maintain the Settlement of all UBC Financial Claims consequent therein; the Company is obligated to provide the following cash payments (each a "Purchase Price Payment") and to maintain the current status of UBC's existing patent and patent pending applications respecting the Technology (the "Purchase Price Patent Obligations"; and the Purchase Price Payments and the Purchase Price Patent Obligations being, collectively, the "Purchase Price") to UBC in the following manner:

(a)       Purchase Price Payments: pay to the order and direction of UBC the following Purchase Price Payments in the aggregate amount of $556,533 (CDN) (which also equate to the present UBC Financial Claims) prior to December 31, 2006 (the end of the "Option Period" thereunder), and in due complete satisfaction of the settlement of the UBC Financial Claims, in the following manner:

(i)       an initial Purchase Price Payment of $50,000 (CDN) on or before 5:00 p.m. (Vancouver, B.C., time) on December 23, 2005 (therein the "Effective Date"); which payment has now been made by the Company; and

(ii)      further Purchase Price Payments of:

(A)       $300,000 (CDN) on or before 5:00 p.m. (Vancouver, B.C., time) on March 31, 2006; which payment has now also been made by the Company; and

(B)       $206,533 (CDN) (plus and any other costs or expenses which may be due and owing by GeneMax to UBC under the License Agreements and the CRA as at the Effective Date which, in the aggregate, shall not exceed $10,000 (CDN)) on or before 5:00 p.m. (Vancouver, B.C., time) on December 31, 2006; with the understanding that, should the Company complete an aggregate of $2,000,000 (CDN) in private and/or public debt and/or equity financing from the Effective Date and during the Option Period, said final Purchase Price Payment balance of $206,533 (CDN) (plus and any other costs or expenses which may be due and owing by the Company to UBC under the License Agreements and the CRA as at the Effective Date which, in the aggregate, shall not exceed $10,000 (CDN)) shall become immediately due and payable to UBC by the Company within five calendar days of the Company attaining such aggregate financing; and

(b)       Purchase Price Patent Obligations: the Company will immediately assume on the Effective Date responsibility for the management, maintenance and prosecution of all patents and patent applications filed in connection with the Technology (the "Patents") and including, without limitation, the obligation to instruct patent counsel with respect to such Patents and to pay for, and continue to pay for during the Option Period, all costs associated with the management, maintenance and prosecution of the Patents until the due and complete exercise of the Option to Purchase.

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

The Option and Settlement Agreement replaced the Company's previous disclosed (by way of Current Report on Form 8-K dated December 23, 2005) "Letter of Intent" as previously entered into between the Company and UBC.

On December 18, 2006 the Company and UBC negotiated an extension of the January 24, 2006 Option and Settlement Agreement. Under the terms of the extension the Company is obligated to pay UBC $216,533 (CDN) as follows:

(a)       $72,173 (CDN) on or before December 31, 2006; (paid);

(b)       $72,173 (CDN) plus interest of $3,362 (CDN) on or before March 20, 2007; (paid); and

(c)       $72,173 (CDN) plus interest of $1,423 (CDN) on or before May 31, 2007.

Crucell

On August 7, 2003, GeneMax and Crucell entered into an agreement, which we refer to in this Annual Report as the "Research License and Option Agreement". Pursuant to that agreement, Crucell granted GeneMax a non-exclusive, worldwide license for Crucell's adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package GeneMax's TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).

The Research License and Option Agreement provided for bi-annual license maintenance fees of 50,000 Euros, exclusive of applicable taxes, during the first two years of the agreement, and an annual license maintenance fees of 75,000 Euros, exclusive of applicable taxes, starting on the third anniversary until the expiration of the agreement on August 7, 2008. Total obligations under this agreement are 450,000 Euros.

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

In May of 2006 the Company negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 20, 2006 €123,590 (US$151,521) in connection with the reinstatement. Under the revised terms of the agreement, the Company will pay Crucell 12 monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing.

Molecular Medicine

On March 18, 2003, GeneMax entered into a production service agreement; referred to in this Annual. Report as the "PSA", with Molecular Medicine of the United States. The PSA provides for the performance of certain production services by Molecular Medicine relating to the adenoviral vector product containing GeneMax's TAP gene technology. The product is required to conduct pre-clinical toxicology studies and subsequent human clinical trials.

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

National Institute of Allergy and Infectious Diseases

On October 21, 2003, the company entered into an agreement, which we refer to in this Annual Report as the "Biological Materials Transfer Agreement", with the National Institute of Allergy and Infectious Diseases (or "NIAID"), a division of the Public Health Service (or "PHS"). The Biological Materials Transfer Agreement provides for the license of NIAID's Modified Vaccinia Ankara virus for use in our research and product development. The licensed technology and virus material will be used with the goal of developing a vaccine platform capable of generating superior protective immune responses against smallpox. Pursuant to the Biological Materials Transfer Agreement we pay a non-refundable annual royalty of $2,500 per year. The Biological Materials Transfer Agreement expires on November 5, 2008. PHS may terminate this agreement if the company is in default in the performance of any material obligation under this Agreement, and if the default has not been remedied within ninety days after the date of written notice by PHS of such default.

Parc Place Investments AC

On October 2, 2003, GeneMax and Parc Place Investments AC (or "Parc Place"), entered into a financial consulting services agreement. Pursuant to the terms of the agreement with Parc Place, Parc Place agreed to be engaged as a consultant to the company and to render advice, consultation, information and services regarding corporate finance and other financial service matters for a term of twelve months. The company agreed to issue finder's fees payable to Parc Place in the aggregate of 20% of private placement capital raised from European and non-U.S. sources due to the direct efforts of Parc Place. The finder's fee is to be paid in cash up to a maximum of 10%of the capital raised and the balance of the finder's fee is to be paid in shares of the company's common stock issued at a price of $0.001 per share. Effective December 31, 2003, the company accepted the resignation of Parc Place subject only to the closing of certain interim financing initiatives which completed in February 2004. At that time the company paid Parc Place $50,000 and issued 71,428 shares of common stock.

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

TAP Vaccines and other filings

On July 9, 2004, UBC filed a patent application with the U.S. Patent and Trademark Office for patent protection for TAP vaccines as a method for increasing immune responses. As of the date of this Annual Report UBC has not received an order granting a patent. Other patent applications have been filed by UBC in respect of the company's licensed technologies. In December 2006 and January 2007 we made additional filings as continuations or new filings with regard to the same technologies as well as their applications in infectious diseases. We intend to continue to work with UBC to file additional patent applications with respect to any novel aspects of its technology to protect its intellectual property.

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

Pre-clinical tests include laboratory evaluation of product chemistry, preparation of consistent test batches of product to what is known as GLP, toxicology studies, animal pre-clinical efficacy studies and manufacturing pursuant to what is known as GMP. The results of pre-clinical testing are submitted to the FDA as part of an initial NDA. After the filing of each initial NDA, and assuming all pre-clinical results have been approved, a thirty-day waiting period is required prior to the commencement of clinical testing in humans. At any time during this thirty-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The initial NDA process may be extremely costly and substantially delay development of products. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in subsequent clinical trials.

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

Canada

In Canada, the Therapeutic Products Directorate and the Biologics and Genetic Therapies Directorate of HC ensure that clinical trials are properly designed and undertaken and that subjects are not exposed to undue risk. Regulations define specific Investigational New Drug Submission (or IND) application requirements, which must be complied with before a new drug can be distributed for trial purposes. The Directorates currently review the safety, efficacy and quality data submitted by the sponsor and approve the distribution of the drug to the investigator. The sponsor of the trial is required to maintain accurate records, report adverse drug reactions, and ensure that the investigator adheres to the approved protocol. Trials in humans should be conducted according to generally accepted principles of good clinical practice. Management believes that these standards provide assurance that the data and reported results are credible and accurate, and that the rights, integrity, and privacy of clinical trial subjects are protected.

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

Employees and/or Consultants

Mr. Denis Corin is our President, Chief Executive Officer and Principal Executive Officer, Mr. Patrick McGowan is our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer, and Dr. Wilfred Jefferies is our Principle Scientist. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing and consultant service agreements. As of December 31, 2006, we did not have any employees.

ITEM 2.     Properties

GeneMax does not own any real estate or other properties. Our registered office is located at 1681 Chestnut Street, Suite 400, Vancouver, British Columbia Canada, V6J 4M6. GeneMax entered into an office services arrangement pursuant to which the company receives office services and access to office and meeting spaces on a monthly basis at approximately $175 (CDN) per month base cost.

On March 1, 2007, the Company entered into a five year lease agreement for lab facilities in Vancouver, British Columbia, Canada. The agreement requires monthly payments of $2,671 plus a share of operating costs during the first two years of the term, and monthly payments of $2,820 plus a share of operating costs for the final three years.

ITEM 3.     Legal Proceedings

Management is not aware of any legal proceedings contemplated by any government authority or any other party involving the Company. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or threatened against the Company.

ITEM 4.     Submission Of Matters To A Vote Of Security Holders

None.

ITEM 5.     Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

GeneMax common stock is traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "GMXX.OB" and on the Frankfurt and Berlin Stock Exchanges under the symbol "GX1." The listing on the Berlin Stock Exchange was done without the company's knowledge and consent. The company has attempted to have the Berlin Stock Exchange listing terminated, however, it has not been able to do so.

The market for our common stock is limited, volatile and sporadic. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCBB. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

	High Bid	Low Bid
Fiscal Year 2006 December 31, 2006 September 30, 2006 June 30, 2006 March 31, 2006	$0.10 $0.09 $0.11 $0.24	$0.09 $0.09 $0.11 $0.12
Fiscal Year 2005 December 31, 2005 September 30, 2005 June 30, 2005 March 31, 2005	$0.23 $0.30 $0.38 $0.55	$0.08 $0.12 $0.12 $0.25
Fiscal Year 2004 December 31, 2004 September 30, 2004 June 30, 2004 March 31, 2004	$0.51 $1.13 $1.23 $1.48	$0.22 $0.32 $0.50 $0.75

As at December 31, 2006, the date of the most current list of shareholders provided to the company by its transfer agent, the company had 467 shareholders of record of its common stock. Subsequent to the company's dispute with X-Clearing Corporation, our company's previous transfer agent, the company appointed Computershare Trust Company of Canada, of Vancouver, British Columbia, as the company's transfer agent.

There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The declaration of dividends is at the discretion of our Board of Directors. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)       we would not be able to pay our debts as they become due in the usual course of business; or

(b)       our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

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

Stock and Security Issuances

The company completed a $1,016,000 convertible debenture financing on November 30, 2006, for which the Company had issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year. If not converted, the notes were due one year from the date of loan advance. The unpaid amount of principal and accrued interest may be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.10 per convertible unit. Each convertible unit, upon conversion, is comprised of one common share of the Company and, without conversion, one non-transferable and detached share purchase warrant of the Company, which are issuable and exercisable without conversion. The warrants forming part of the convertible units are detachable from any conversion and non-transferable, and each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year and $0.40 per share during the fifth year. The Company had the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of the Company's shares).. Subscriptions from this financing totaling $1,086,000 were received prior to December 31, 2006.

Subsequent to December 31, 2006, the Company also received an additional $475,000 of subscriptions on a private placement financing which was completed on February 12, 2007.

On February 12, 2007, and in conjunction with the prior written agreement of each convertible debenture holder to so convert the entire $1,016,000 convertible debenture financing, the Company issued the following shares:

(a)       4,945,000 shares of common stock pursuant to the conversion of $494,500 of the convertible debenture financing issued on March 23, 2006,

(b)       10,160,000 shares of common stock pursuant to the conversion of $1,016,000 of the convertible debenture financing issued on February 12, 2007, and

(c)       4,750,000 shares of common stock pursuant to a private placement financing of 4,750,000 units at a price of $0.10 per unit for gross proceeds of $475,000. Each unit is comprised of one common share and one non-transferable common share purchase warrant, and each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year and $0.40 per share during the fifth year.

In March of 2006 the Company completed a convertible debenture financing of $494,500 for which the Company had issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year. If not converted, the notes were due one year from the date of loan advance. The unpaid amount of principal and accrued interest may be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.10 per convertible unit. Each convertible unit, upon conversion, is comprised of one common share of the Company and, without conversion, one non-transferable and detached share purchase warrant of the Company, which are issuable and exercisable without conversion. The warrants forming part of the convertible units are detachable from any conversion and non-transferable, and each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year and $0.40 per share during the fifth year. The Company has the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of the Company's shares).

In February of 2005 the company completed a private placement financing of 9,068,301 units, at a price of $0.15 per unit, for gross proceeds of $1,360,245, pursuant to Regulation S promulgated under the Securities Act. Each unit is comprised of one common share and one-half of one non-transferable common share purchase warrant. Each such whole common share purchase warrant entitled the holder to acquire an additional common share of the company for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date the company completed an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. Finders' fees comprised of 8% cash and 5% finder's fee warrants were paid to certain registered broker dealers in respect of certain of the placees. The company paid a total of $97,620 in cash finder's fees, $100,561 in legal fees and other issue costs and issued a total of 406,748 finder's fee warrants. The total fair value of the unit warrants and finder's warrants was estimated to be $116,206 and was recorded as a separate component of stockholders' equity.

On June 2nd and June 24th of 2004 the company issued unsecured convertible promissory notes in the principal amount of $300,000 and $200,000, respectively. The notes provided for an interest rate of 8% per annum and were due 12 months from the date of issue. The unpaid amount of principal and interest was convertible at any time, at the holder's option, into shares of the company's common stock at a price of $0.60 per share. In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 250,000 shares (in respect of the $300,000 note) and 166,667 shares (in respect of the $200,000 note). The warrants were exercisable at a price of $0.66 per share for a period of two years. The company also granted to Duncan Capital, which entity arranged for the financing, a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder's fee entitling the holder to purchase an additional 83,333 shares of the company's common stock at a price of $0.60 per share for a period of two years and 41,667 shares of the company's common stock at a price of $0.66 per share for a period of two years. This offering was sold to a limited number of accredited investors pursuant to section 4(2) of the Securities Act.

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

In February of 2004 the company closed a private placement offering of 857,143 units, at a subscription price of $0.70 per unit, with each unit comprised of one share of common stock and one share purchase warrant. The offering was conducted outside of the United States to non-U.S. Persons in accordance with the registration exemption provided by Regulation S promulgated under the Securities Act. Each such warrant entitles the holder to purchase one share of common stock at an exercise price of $0.70 within two years of the date of issuance. Gross proceeds of the offering were $600,000. The offering provides the investors with piggy-back registration rights relating to any follow-on financing conducted that requires registration of the subject financing shares. The offering was exempt from registration pursuant to Regulation S promulgated under the Securities Act.

Also, in February of 2004 the company issued an aggregate of 357,270 shares of common stock on the exercise of stock options at $0.50 per share (in respect of 304,370 options) and $1.00 per share (in respect of 52,900 options) and issued 10,000 shares of common stock at $1.00 per share pursuant to Regulation S promulgated under the Securities Act.

ITEM 6.     Management's Discussion And Analysis Or Plan Of Operation

Overview

We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases. Since our inception we have devoted substantially all of our resources to research and development activities, primarily with early stage research in the field of gene therapy. We are currently conducting preclinical studies using our TAP gene technology in combination with an in-licensed adeno virus, with the aim of completing our preclinical trials and filing an Investigational Drug Application for cancer in 12 to 24 months. We are also in advanced discussions with various canine oncology specialists with an aim to begin a series of canine trials with TAP cancer vaccines. These canine vaccines could be comecialized sooner than the human vaccines and provide a commercial opportunity to the company. We are also pursuing vaccine developments for infectious diseases using our TAP gene technology and an in-licensed Modified Vaccinia Ankora virus with the aim of establishing licensing and partnering relationships to generate revenue and advance our in- house projects closer to commercial products.

We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  In order to carry out our corporate operational plan and to support the anticipated future needs of our research and development activities, we expect that we will have cash requirements of approximately $5,000,000 over the next 24 months, which we expect to obtain through additional equity financings. The funding that we need would, if obtained, be used to support our activities surrounding our proposed clinical grade production of our lead TAP vaccine product, commencement of human clinical studies, advance the development of our prophylactic vaccine campaign and proceed with potential acquisitions or in-licensing of new technologies or products. In the event that we are able to secure funding through the sale of the company's securities, it is expected that we will expand the company's management team to include a Director of Clinical Operations, Director of Business Development, a Director of Regulatory Affairs, a Director of Research, and a Controller. It is also anticipated that as we advance our product development in oncology and prophylactic vaccines, we will incrementally increase the number of scientists employed by the company to approximately six.

We have recently secured a new leased laboratory for exclusive use by GeneMax. We expect to transfer our technologies from UBC to the new facility.

If we are able to generate revenues in the next few years, we expect the source of such revenue to consist of payments under collaborative arrangements with third parties, government grants, and license fees and the possibility of a commercial canine vaccine.  We have incurred losses since our inception and expect to incur losses over the next several years due to our lack of any substantial source of revenue and the continuation of our ongoing and planned research and development efforts, including preclinical studies and clinical trials.  There can be no assurance that we will successfully acquire, develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenues or profitability.

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

In August of 2004 the Collaborative Research Agreement expired and could not be continued because the company lacked the financial resources. However, UBC did not terminate the research activities and research and development continued at UBC through December 2004 on the understanding that the expenses incurred would be paid once the company received further financing or would be incorporated into the terms of a new agreement. As of December 31, 2004, outstanding debt of GeneMax to UBC incurred pursuant to this arrangement was approximately $803,953.

In accordance with the terms and conditions of our Option and Settlement Agreement with UBC, and in order to keep the right and Option to Purchase the Technology granted to the Company by UBC in good standing and in force and effect; and in order to maintain the Settlement of all UBC Financial Claims consequent therein; the Company is obligated to provide the following Purchase Price Payments and to maintain the current status of UBC's existing patent and patent pending applications respecting the Technology to UBC in the following manner:

(a)       Purchase Price Payments: pay to the order and direction of UBC the following Purchase Price Payments in the aggregate amount of $556,533 (CDN) (which also equate to the present UBC Financial Claims) prior to December 31, 2006 (the end of the Option Period thereunder), and in due complete satisfaction of the settlement of the UBC Financial Claims, in the following manner:

(i)       an initial Purchase Price Payment of $50,000 (CDN) on or before 5:00 p.m. (Vancouver, B.C., time) on December 23, 2005; which payment has now been made by the Company; and

(ii)      further Purchase Price Payments of:

(A)       $300,000 (CDN) on or before 5:00 p.m. (Vancouver, B.C., time) on March 31, 2006; which payment has now also been made by the Company; and

(B)       $206,533 (CDN) (plus and any other costs or expenses which may be due and owing by GeneMax to UBC under the License Agreements and the CRA as at the Effective Date which, in the aggregate, shall not exceed $10,000 (CDN)) on or before 5:00 p.m. (Vancouver, B.C., time) on December 31, 2006; with the understanding that, should the Company complete an aggregate of $2,000,000 (CDN) in private and/or public debt and/or equity financing from the Effective Date and during the Option Period, said final Purchase Price Payment balance of $206,533 (CDN) (plus and any other costs or expenses which may be due and owing by the Company to UBC under the License Agreements and the CRA as at the Effective Date which, in the aggregate, shall not exceed $10,000 (CDN)) shall become immediately due and payable to UBC by the Company within five calendar days of the Company attaining such aggregate financing; and

(b)       Purchase Price Patent Obligations: the Company will immediately assume on the Effective Date responsibility for the management, maintenance and prosecution of all patents and patent applications filed in connection with the Technology (the "Patents") and including, without limitation, the obligation to instruct patent counsel with respect to such Patents and to pay for, and continue to pay for during the Option Period, all costs associated with the management, maintenance and prosecution of the Patents until the due and complete exercise of the Option to Purchase.

In accordance with the terms and conditions of our Option and Settlement Agreement, if the Option to Purchase is terminated then the Company shall have no right, entitlement or interest, legally or equitably, in and to any of the Technology, and the Purchase Price Payment(s) theretofore made to UBC by the Company shall be non-refundable. In addition, and to the extent that any portion of the UBC Financial Claims under the Settlement have not otherwise been contributed to through any Purchase Price Payment(s) having been made, upon any such termination the Company shall continue to be obligated to UBC for the balance of any such then unsatisfied UBC Financial Claims with interest then accruing thereon at the rate 10% per annum and compounded semi-annually while any portion of the UBC Financial Claims remain outstanding.

The Option and Settlement Agreement replaced the Company's previous disclosed (by way of Current Report on Form 8-K dated December 23, 2005) "Letter of Intent" as previously entered into between the Company and UBC.

On December 18, 2006 the Company and UBC negotiated an extension of the January 24, 2006 Option and Settlement Agreement. Under the terms of the extension the Company is obligated to pay UBC $216,533 (CDN) as follows:

(a)       $72,177 (CDN) on or before December 31, 2006; (paid);

(b)       $72,178 (CDN) plus interest of $3,362 (CDN) on or before March 20, 2007; (subsequently paid); and

(c)       $72,178 (CDN) plus interest of $1,423 (CDN) on or before May 31, 2007.

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

Pursuant to the Research License and Option Agreement Crucell granted GeneMax a non-exclusive, worldwide license for Crucell's adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package GeneMax's TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s). The Research License and Option Agreement provided for bi-annual license maintenance fees of 50,000 Euros, exclusive of applicable taxes, during the first two years of the agreement, and an annual license maintenance fees of 75,000 Euros, exclusive of applicable taxes, starting on the third anniversary until the expiration of the agreement on August 7, 2008. Total obligations under this agreement are 450,000 Euros.

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

In May 2006 the Company negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 20, 2006 €123,590 (US$151,521) in connection with the reinstatement. Under the revised terms of the agreement, the Company will pay Crucell 12 monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing.

We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines. We will continue to license this technology for the development of prophylactic vaccines against infectious diseases. Under the terms of this agreement we are required to pay a royalty of $2,500 per year which has been paid.

Plan of Operation and Funding

Management believes that an estimated $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development and completion of Canine toxicology and Phase I/II clinical trials for the TAP Cancer Vaccine and for various operating expenses.

The company has not generated any cash flow to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Therefore, the company must raise additional funds in the future to continue operations. The company intends to finance its operating expenses with further issuances of common stock. The company believes that anticipated future private placements of equity capital, if successful, may be adequate to fund the company's operations over the next 24 months. Thereafter, the company expects it will need to raise additional capital to meet long-term operating requirements. The company's future success and viability are dependent on the company's ability to raise additional capital through further private offerings of its stock or loans from private investors. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully, which could significantly and materially restrict or delay the company's overall business operations.

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

The company accounts for stock-based compensation in connection with these stock option grants in accordance with Financial Accounting Standards No. 123 and 148, and Financial Accounting Standards Board Interpretation No. 44. For further details, refer to the Summary of Significant Accounting Policies in the notes to the company's consolidated financial statements contained herein.

For Fiscal Year Ended December 31, 2006 Compared with Fiscal Year Ended December 31, 2005

Net revenues during the fiscal years ended December 31, 2006 and 2005 were $0. The lack of revenues during the fiscal years ended December 31, 2006 and 2005 resulted from the emphasis on the research and development of the TAP technologies. Interest income of Nil was recorded during the year ended December 31, 2006 (2005-$3,959).

Consulting fees were $155,407 during the fiscal year ended December 31, 2006 compared to $36,023 during the fiscal year ended December 31, 2005, an increase of $119,384. The increase was due to a new corporate development services agreement with Cabela Ventures S.A. and a greater reliance on outside consultants in lieu of contracted management during the year. No consulting fees were paid for by the granting of stock options in the fiscal years ended December 31, 2006 and December 31, 2005.

Gain on settlement of debt decreased to $30,461 during the fiscal year ended December 31, 2006 compared to $142,549 during the fiscal year ended December 31, 2005.. Debt settlement agreements are at the discretion of the Company's management and not part of normal operating activities.

Interest was $446,598 during the fiscal year ended December 31, 2006 compared to $116,817 during the fiscal year ended December 31, 2005, an increase of $329,781. The increase was to interest charged on the beneficial conversion feature of convertible debt, as well as accrued interest and accretion of the discount on convertible debt.

License fees were $96,950 during the fiscal year ended December 31, 2006 compared to $182,422 during the fiscal year ended December 31, 2005, a decrease of $85,472 due to, generally, lower levels of activity in 2006.

Management fees and salaries were $182,819 during the fiscal year ended December 31, 2006 compared to $134,544 during the fiscal year ended December 31, 2005, an increase of $48,275 due primarily to an accrued bonus and monthly fees due to a current Board member, which was partially offset by the cancellation of a management services agreement with the former CEO of the Company.

The office and general expenses incurred during the fiscal year ended December 31, 2006 were $21,181 compared to $73,761 during the fiscal year ended December 31, 2005, a decrease of $52,580. The decrease was a reflection of the overall lower level of corporate activity in 2006.

Professional fees primarily for legal work were $240,016 during the fiscal year ended December 31, 2006 compared to $283,774 during the fiscal year ended December 31, 2005, a decrease of $43,758. This decrease was also the result of a generally lower level of corporate activity in 2006.

Research and development during the fiscal year ended December 31, 2006 was $173,172 compared to $248,359 during the fiscal year ended December 31, 2005 due to lower levels of research during the year.

As a result of the above, during the fiscal year ended December 31, 2006, the company recorded operating expenses of $1,304,387 compared to $989,558, an increase of $314,829 or 32% from the fiscal year ended December 31, 2005.

Of the $1,304,387 incurred as operating expenses, the company incurred an aggregate of $298,611 in fees payable to certain directors and/or private companies controlled by those directors of the company and other related parties pursuant to consulting, management and research and development agreements.

As a result of the above, the company's net losses during the fiscal year ended December 31, 2006 were $1,304,387 or $0.05 per share as compared to a net loss of $985,599 or $0.03 per share during the fiscal year ended December 31, 2005, an increase of $318,788 or 32%. The increase in net loss is attributable primarily to interest charges related to convertible debt, and accrued consulting and management fees which were offset by lower levels of corporate and lab activity.

Liquidity and Capital Resources

As December 31, 2006, the company had $120,436 in cash. Generally, the company has financed operations to date through the proceeds of convertible debt and the private placement of equity securities. The company received $1,220,500 during the fiscal year ended December 31, 2006 from financing activities.

The company completed a $494,500 convertible debenture financing on March 24, 2006. Subscriptions from this financing totaling $60,000 were received prior to December 31, 2005. Subsequent to March 24, 2006, the Company received an additional $1,086,000 of subscriptions on a second tranche of convertible debenture financing that was completed on February 12, 2007.

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

During 2004 the company issued unsecured convertible promissory notes in the principal amount of $500,000. The notes provided for an interest rate of 8% per annum and were due 12 months from the date of issue. The unpaid amount of principal and interest was convertible at any time, at the holder's option, into shares of the company's common stock at a price of $0.60 per share. In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 250,000 shares (in respect of the $300,000 note) and 166,667 shares (in respect of the $200,000 note). The warrants were exercisable at a price of $0.66 per share for a period of two years. The company also granted to Duncan Capital, which entity arranged for the financing, a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder's fee entitling the holder to purchase an additional 83,333 shares of the company's common stock at a price of $0.60 per share for a period of two years and 41,667 shares of the company's common stock at a price of $0.66 per share for a period of two years. This offering was sold to a limited number of accredited investors pursuant to section 4(2) of the Securities Act.

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

In February of 2004 the company closed a private placement offering of 857,143 units, at a subscription price of $0.70 per unit, with each unit comprised of one share of common stock and one share purchase warrant. The offering was conducted outside of the United States to non-U.S. Persons in accordance with the registration exemption provided by Regulation S promulgated under the Securities Act. Each such warrant entitles the holder to purchase one share of common stock at an exercise price of $0.70 within two years of the date of issuance. Gross proceeds of the offering were $600,000. The offering provides the investors with piggy-back registration rights relating to any follow on financing conducted that requires registration of the subject financing shares. The offering was exempt from registration pursuant to Regulation S promulgated under the Securities Act.

Net cash used in operating activities during the fiscal year ended December 31, 2006 was $1,185,863. The company had no revenues during the fiscal 2006. Expenditures were primarily the result of payments for professional fees and our research and development activities.

At December 31, 2006, GeneMax had 3,100,000 stock options and 9,885,898 share purchase warrants outstanding. The outstanding stock options have a weighted average exercise price of $0.55 per share. The outstanding warrants have a weighted average exercise price of $0.29 per share. Accordingly, as at December 31, 2006, the outstanding options and warrants represented a total of 12,985,898 shares issuable for a maximum of approximately $4,571,910 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of December 31, 2006, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which is anticipated to be $5,000,000 assuming a single Phase 1 clinical trial.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement had no impact on the Company's reported financial position or results of operations.

In September of 2006 the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on its financial position and results of operations.

Risk Factors

An investment in GeneMax entails numerous risks and uncertainties, including those listed below, that should be carefully considered. These risk and uncertainties could cause our actual results to differ materially from those expected which would have a material adverse effect on our business and financial condition.

We have a history of operating losses.

We continue to incur losses and are will require additional financing to continue our operations. We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $14,771,006 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. We believe that we will have sufficient cash to satisfy our needs for at least the next four to six months. We will need to raise additional capital, most likely via the sale of equity securities, to fund our operations. There can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

The independent auditor's report accompanying our December 31, 2006 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

In August of 2004 our Collaborative Research Agreement with UBC expired and could not be continued because the company lacked the financial resources. However, UBC did not terminate the research activities and research and development continued at UBC through December 2004 on the understanding that the expenses incurred would be paid once the company received further financing or would be incorporated into the terms of a new agreement. As of December 31, 2004, outstanding debt of GeneMax to UBC incurred pursuant to this arrangement was approximately $803,953. In December of 2005 we signed a Letter of Intent with UBC whereby all existing financial claims by UBC would be satisfied in consideration of UBC providing GeneMax with an option to acquire outright all of UBC's right title and interest in the technologies licensed to GeneMax. The Letter of Intent was followed by the completion of a definitive agreement on January 24, 2006.

Under the terms of the agreement we are obligated to pay UBC $478,532 ($556,533 (CDN)) as follows:

(a)       $42,992 ($50,000 (CDN)); (paid);

(b)       $257,954 ($300,000 (CDN)) by March 31, 2006; (subsequently paid); and

(c)       $177,586 ($206,533 (CDN)) on or before December 31, 2006; with the understanding that, should the we complete an aggregate private and/or public financing of $1,719,690 ($2,000,000 (CDN)) before December 31, 2006, this payment shall become immediately due and payable to UBC.

Under the terms of the agreement we are also obligated to pay any other costs or expenses which may be due and owing by GeneMax to UBC under the license agreements and the CRA as at the effective date which, in the aggregate, shall not exceed $8,598 ($10,000 (CDN)).

Under the terms of the agreement we also assumed responsibility for the management, maintenance and protection of all patents and patent applications filed in connection with the technology.

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

On December 18, 2006 the Company and UBC negotiated an extension of the January 24, 2006 Option and Settlement Agreement. Under the terms of the extension the Company is obligated to pay UBC $216,533 (CDN) as follows:

(a)       $72,173 (CDN) on or before December 31, 2006; (paid);

(b)       $72,173 (CDN) plus interest of. $3,362 (CDN) on or before March 20, 2007; (paid); and

(c)       $72,173 (CDN) plus interest of $1,423 (CDN) on or before May 31, 2007.

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

In May of 2006 the Company negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 2006 €123,590 (US$151,521) in connection with the reinstatement. Under the revised terms of the agreement, the Company will pay Crucell 12 monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing.

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

While management believes that the Phase I human clinical trials of the TAP Cancer Vaccine in oncology will commence in fiscal year 2007 there can be no assurances that they will occur on this time frame, if at all. We may not commence or complete the pivotal clinical trials of the TAP Cancer Vaccine or commence or complete clinical trials involving any other product candidates or may not conduct them successfully. Further, our development costs will increase if we experience any future delays in the preclinical trials or clinical trials for the TAP Cancer Vaccine or other potential products or if we are required to perform additional or larger clinical trials than currently planned. Any substantial delay of or the failure to complete the clinical trials would have a material adverse effect upon our business.

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

We depend on key employees.

Due to the specialized nature of our business, our success will be highly dependent upon our ability to attract and retain qualified scientific and executive personnel. Our success depends to a significant extent upon our key management, including Denis Corin, our President and Chief Executive Officer, Patrick McGowan, our Chief Financial Officer, and Dr. Wilfred Jefferies, our Principle Scientist. There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market our product candidates and to conduct our operations successfully. Failure to retain Mr. Corin, Mr. McGowan, or Dr. Jefferies would have a material adverse effect upon our business.

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

We are controlled by management.

As of April 13, 2007, our officers and directors owned of record approximately 2,872,465 or 5.86% of the outstanding shares of common stock. If they exercise all of the options that they currently hold, they would own 4,872,465, shares of our common stock or 9.90% of the outstanding shares of common stock. Due to their stock ownership, the officers and directors may be in a position to elect the Board of Directors and to control our business and affairs, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the company's securities. The interest of our officers and directors may differ from the interests of other shareholders.

As of April 13, 2007, we had reserved 10,000,000 shares of common stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 3,100,000 shares were outstanding as of March 31, 2007. Additionally, as of April 13, 2007, there were 9,885,898 warrants outstanding to purchase our common stock. Sales of common stock underlying these stock options and warrants would have a significant dilutive effect upon our current shareholders and may adversely affect the price of the common stock.

Pursuant to the terms and provisions of the 442668 B.C. Consulting Agreement, Dr. Jefferies was entitled to performance based stock options pursuant to which Dr. Jefferies' fully diluted equity ownership interest would be modified to 25% of the total issued and outstanding shares of common stock. The provision was to expire on December 31, 2007, and was subject to the achievement of performance milestones to be mutually agreed upon us and Dr. Jefferies and regulatory approvals of applicable jurisdictions. As of the date of this Annual Report the 442668 B.C. Consulting Agreement has been renegotiated and such provision has been eliminated.

ITEM 7.     FINANCIAL STATEMENTS

Our audited consolidated financial statements for the year ended December 31, 2006, are included as a separate section of this Annual Report on Form 10-KSB beginning on page F-1.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.   Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer, Denis Corin, and our Chief Financial Officer, Patrick A. McGowan, are responsible for establishing and maintaining disclosure controls and procedures for our company.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on that evaluation, Messrs. Corin and McGowan concluded that the company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

The company is of the view that with certain recent changes in each of the company's management structure, corporate governance policies and accounting personnel during its most recent fiscal year, the company's internal controls over financial reporting have been improved to a level necessary to reduce the risk of material misstatement or error to an appropriate level for the size and nature of the business. Further improvements in both entity level and process level controls are planned for 2007 to assist management in meeting current financial reporting control reporting requirements

Item 8B.   other information

None.

Part II

ITEM 9.     Directors And Executive Officers Of The Registrant

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
Name	Age	Position with the Company
Denis Corin	34	President, Chief Executive Officer and Principal Executive Officer
Patrick A. McGowan	67	Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Alan P. Lindsay	56	Director
Glynn Wilson	59	Director

Biographies of Directors and Officers

Denis Corin has served as our President and Chief Executive Officer of the Company since November of 2006. Denis Corin is a management consultant with experience in large pharmaceutical (Novartis), diagnostic instrumentation companies (Beckman Coulter) as well as the small cap biotech arena (MIV Therapeutics). He holds a double major, Bachelors degree in Economics and Marketing, from the University of Natal, South Africa. Mr. Corin has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

Patrick A. McGowan has served as a director and as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer since December of 2005. Mr. McGowan is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans. From November 2001 to the present, he has been engaged by MIV Therapeutics, Inc. ("MIVT") to serve as its Executive Vice President and CFO, and to assume responsibility for negotiations with attorneys, auditors and financial institutions and the day to day business operations of MIVT. From September 1997 to the time he joined MIVT, Mr. McGowan served as CEO of American Petro-Hunter, Inc. ("American"), an oil exploration company with duties including reviewing business proposals, writing business plans and approving corporate filings. Mr. McGowan was also responsible for all legal matters and functional areas of business for American, including administration, accounting, contract negotiations, banking, writing press releases and overseeing regulatory filings. American is currently listed on the OTCBB. Mr. McGowan obtained his Masters of Business Administration from the University of Western Ontario in 1965, and his Bachelors of Science from the University of Oregon in 1963. Mr. McGowan has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

Alan P. Lindsay has served as a director of the Company since December of 2005. He has extensive experience in building companies and taking them public on recognized stock exchanges. Mr. Lindsay has been the Chairman, President and CEO of MIVT, a reporting company listed on the OTCBB, since October of 2001. Before coming to MIVT, Mr. Lindsay was the Chairman, President and CEO of Azco Mining Inc. ("Azco"), a base metals exploration company he co-founded and took public on the Toronto and American Stock Exchanges. Mr. Lindsay served as Azco's CEO and President from 1991 to 1994, as its Chairman and CEO from 1994 to 1997 and as its President, Chairman and CEO from 1997-2000. Azco was listed on the Toronto Stock Exchange in 1993 and on the American Stock Exchange in 1994. Mr. Lindsay was also the Chairman of GeneMax Pharmaceuticals Inc., the predecessor non-reporting company to the Company, which he co-founded 1999 and assisted with its financing. Mr. Lindsay resigned as Chairman prior to the company going public, and as director shortly afterward. In 2002 GeneMax Pharmaceuticals Inc. was taken public through a reverse take over and was listed on the OTCBB as the present Company. Mr. Lindsay was also formerly responsible for building a significant business and marketing organization in Vancouver, B.C., Canada, for Manulife Financial, a major international financial services corporation. Mr. Lindsay has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

Glynn Wilson has served as a director of the Company since February of 2005. Dr. Wilson is an internationally renowned expert in drug delivery technologies. Dr. Wilson was the Worldwide Head of Drug Delivery at SmithKline Beecham from 1989 to 1994, and the Chief Scientific Officer at Tacora Corporation from 1994 to 1997. Dr. Wilson was the Vice-President, R&D, at Access Pharmaceuticals from 1997 to 1998, and the President and CEO of PharmaSpec Corporation from 1999 to 2000. Most recently Dr. Wilson is President and Chief Scientific Officer of Auriga Pharmaceuticals, a public specialty pharmaceutical company. He is President and CEO of the GW Group. Dr. Wilson obtained his Ph.D. in Biochemistry, at Heriot-Watt University, Edinburgh in 1972. He has been an adjunct professor, Pharmaceutics and Pharmaceutical Chemistry, at the University of Utah since 1994, and was a faculty member at Rockefeller University, New York, in the laboratory of the Nobel Laureates, Sanford Moore and William Stein, from 1974 to 1979.

Committees of the Board of Directors

Audit Committee

The Board of Directors has established an Audit Committee which functions pursuant to a written charter adopted by the Board of Directors of the Company in March 2004; a copy of which has been filed with the SEC as Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The members of our Audit Committee are Messrs. McGowan and Lindsay and Dr. Wilson.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the company's directors and officers, and the persons who beneficially own more than ten percent of the common stock of the company, to file reports of ownership and changes in ownership with the Commission. Copies of all filed reports are required to be furnished to the company pursuant to Rule 16a-3 promulgated under the Exchange Act. To the company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations to the company, all Section 16(a) filing requirements applicable to its directors and executive officers were not timely met. No person that was appointed a director or officer of the company in 2006 filed a Form 3 upon becoming an officer or director of the Company. We have retained U.S. securities counsel to assist with efforts to comply with Section 16 requirements. The Company has no knowledge of the holdings of any 10% shareholders.

Code of Ethics

As the Company has been in the process of renegotiating certain agreements and raising capital, at this time, the Company has not adopted a formal Code of Ethics. The Company expects to adopt a formal Code of Ethics in the second quarter of 2007.

ITEM 10.   executive compensation

The following table shows the amount of compensation paid by GeneMax to the Company's Chief Executive Officer, Chief Financial Officer, and those executive officers that earned in excess of $100,000 during the fiscal year ended December 31, 2006 (collectively, the "Named Executive Officers"):
Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	Total
Denis Corin(1) Current President and Chief Executive Officer	2006	$8,819	$Nil	$Nil	$Nil	$8,819
Aris Morfopoulos(2) Former President and Chief Executive Officer	2006	$39,219	$Nil	$Nil	$Nil	$39,219
Patrick A. McGowan Secretary, Treasurer and Chief Financial Officer	2006	$34,781	$Nil	$Nil	$Nil	$34,781

(1)   Mr. Corin was appointed President and Chief Executive Officer of the Company in November of 2006.

(2)   Mr. Morfopoulos served as President and Chief Executive Officer of the Company from December of 2005 to August of 2006.

The amounts represent fees paid or accrued by us to the Named Executive Officers during the past year pursuant to various employment and consulting services agreements, as between us and the Named Executive Officers, which are described below. Named Executive Officers of the company are also reimbursed for any out-of-pocket expenses incurred by them in connection with their duties. GeneMax presently has no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Stock Options/SAW Grants in Fiscal Year Ended December 31, 2006

The following table sets forth information as at December 31, 2006 relating to options that have been granted to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year-End
Option Awards
Name and Position	Number of Securities Underlying Unexercised Options (exercisable)	Number of Securities Underlying Unexercised Options (unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Denis Corin Current President and Chief Executive Officer	Nil	Nil	Nil	$Nil	Nil
Aris Morfopoulos Former President and Chief Executive Officer	Nil	Nil	Nil	$Nil	Nil
Patrick A. McGowan Secretary, Treasurer and Chief Financial Officer	Nil	Nil	Nil	$Nil	Nil
Wilfred A. Jefferies Former Chief Scientific Officer	2,000,000	Nil	Nil	$0.50	12/15/11

The following table sets forth information relating to compensation paid to our directors in 2006.
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Patrick A. McGowan	$Nil	$Nil	$Nil	$Nil	$Nil
Alan P. Lindsay	$100,000	$Nil	$Nil	$Nil	$100,000
Glynn Wilson	$Nil	$Nil	$Nil	$Nil	$Nil

Management Consulting Agreements

442668 B.C. Consulting Agreements

On February 1, 2000, GeneMax Pharmaceuticals and 442668 B.C. Ltd, a British Columbia corporation, entered into a consulting agreement, which we refer to as the 442668 B.C. Consulting Agreement, and such agreement was amended effective December 31, 2003. Dr. Jefferies an officer, director and a 50% shareholder of 442668 B.C. Ltd. Pursuant to the 442668 B.C. Consulting Agreement, as amended, Dr. Jefferies was to provide technical, research and technology development services to GeneMax until March 6, 2005. Dr. Jefferies was to be paid a monthly fee of approximately $14,166 (CDN) for an aggregate annual salary of $170,000 (CDN), and would be reimbursed for expenses incurred for the benefit of GeneMax Pharmaceuticals. Separately, it was agreed that Dr. Jefferies would also be entitled to certain provisions in respect of his stock position pursuant to which, upon the achievement of certain milestones to be mutually agreed upon by the company and Dr. Jefferies, Dr. Jefferies' fully diluted equity ownership interest would be modified to 25% of the total issued and outstanding shares of common stock. These provisions were to expire on December 31, 2007 and were also subject to regulatory approvals of applicable jurisdictions.

Effective December 31, 2003, the Board of Directors of the company approved and authorized the payment to Dr. Jefferies of a bonus in the aggregate amount of $50,000 (CDN). The bonus was to accrue and, at the election of Dr. Jefferies, was to be payable from receipt of certain subsequent proceeds or assigned to the company for the exercise price of certain stock options.

Effective February 8, 2005, the 442668 B.C. Consulting Agreement was renegotiated. The renegotiated agreement, which we refer to in this Annual Report as the "Jefferies & 442668 B.C. Consulting Agreement", was entered into by the company, 442668 B.C. Ltd. and Dr. Jefferies and provides for a base fee of $10,000 (CDN) per month, an annual bonus to be determined by the company's compensation committee and a grant of options, at a future date to be determined, to acquire up to 2,500,000 shares of common stock. Options to acquire an additional 2,000,000 shares of common stock will be granted upon the achievement of certain financial milestones. In addition, 442668 B.C. Ltd. will be issued 452,100 shares of common stock in consideration of the forgiveness of $113,205 of debt that had accrued under the 442668 B.C. Ltd. Consulting Agreement.

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 13, 2007, certain information regarding the ownership of GeneMax's common stock by (i) each person known by GeneMax to be the beneficial owner of more than 5% of its outstanding shares of common stock, (ii) each of GeneMax's directors, (iii) each Named Executive Officer and (iv) all of GeneMax's executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o GeneMax Corp., 1691 Chestnut Street, Suite 400, Vancouver, British Columbia, Canada V6J 4M6. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of April 13, 2007.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Denis Corin Vancouver, British Columbia, Canada	75,000	(1)%
Patrick A. McGowan Vancouver, British Columbia, Canada	Nil	Nil%
Wilfred A. Jefferies Surrey, British Columbia, Canada	4,770,465(2)	9.7%
Alan P. Lindsay Vancouver, British Columbia, Canada	27,000	(1)%
Glynn Wilson	Nil	Nil%

All officers and directors as a group (5 persons)	4,872,465	9.9%
Major Shareholders
Newport Capital Corp. Zurich, Switzerland	1,687,942	3.4%

(1)   Less than 1%.

(2)   Includes: (a) 2,770,465 shares of common stock held by 442668 B.C. Ltd.; (b) stock options to acquire 2,000,000 shares of common stock at $0.50 per share.

Notwithstanding the pooling agreement described under "Certain Relationships and Related Transactions", there are no arrangements or understanding among the parties set out above or their respective associates or affiliates concerning election of directors or any other matters which may require shareholder approval.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans approved by security holders	Nil	$Nil	Nil
Equity Compensation Plans not approved by security holders	3,100,000	$0.55	6,900,000
Totals:	3,100,000	$0.55	6,900,000

ITEM 12.   certain relationships and related transactions

Voluntary Pooling Agreement

On May 9, 2002 in connection with the acquisition of the Company's subsidiaries, GeneMax Pharmaceuticals Inc., GeneMax, certain shareholders and Global Securities Transfer Inc. (now X-Clearing Corp.), the company's stock transfer agent, entered into an agreement, referred to as the "VPA", effective July 15, 2002. The VPA provides that certain shareholders of the company holding collectively 9,158,280 shares of common stock agreed to a restrictive holding period for the pooled shares. The VPA provides that the pooled shares will not be traded, will not become available for trading and will not be released to the shareholders to enable them to be sold until certain future release dates. The initial ten percent (10%) of the pooled shares was to be released on or about that date which was one year from the final closing under the share exchange agreement relating to the acquisition of GeneMax Pharmaceuticals Inc.; however the pooling committee established by the Board of Directors to administer the VPA extended that date by one year. The company subsequently determined that the initial 10% release should have occurred on October 15, 2003 and that the pooling committee had effectively extended that date to October 15, 2004. Following the initial release, the remaining pooled shares will be released in ten percent (10%) increments every three calendar months. The terms of the VPA may not be changed and the pool may not be challenged without the prior written consent of at least such number of pooled shareholders who hold not less than two-thirds of the pooled shares remaining in the pool. On March 10, 2007 the pooled shares were released from the VPA and have now been delivered to the company's original VPA shareholders.

442668 B.C. Consulting Agreement

See "Executive Compensation - Management Consulting Agreements" for a description of this agreement.

During the fiscal year ended December 31, 2006, pursuant to the 442668 B.C. Consulting Agreement with 442668 B.C. Ltd., the company paid or incurred $105,792. Dr. Jefferies is an officer, director and a 50% shareholder of 442668 B.C. Ltd.

ITEM 13.   Exhibits

Index to and Description of Exhibits:
Exhibit Number	Description of Exhibit
31.1	Section 302 Certification of Chief Executive Officer included herewith.
31.1	Section 302 Certification of Chief Financial Officer included herewith.
32.1	Section 906 Certification of Chief Executive Officer included herewith.
32.1	Section 906 Certification of Chief Financial Officer included herewith.

ITEM 14.   Principal Accountant Fees And Services

The Company's independent auditor is Dale Matheson Carr-Hilton LaBonte LLP. The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for each of the last two fiscal years for professional services rendered are as follows:

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2006	$40,000	$Nil	$Nil	$Nil
2005	$37,300	$Nil	$1,500	$Nil

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

__________

ITEM 15.   FINANCIAL STATEMENTS

GENEMAX CORP.
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of GeneMax Corp.

We have audited the accompanying consolidated balance sheets of GeneMax Corp. (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and the period from July 27, 1999 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of GeneMax Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and the period from July 27, 1999 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has not generated profits since its inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

Dale Matheson Carr-Hilton Labonte llp
CHARTERED ACCOUNTANTS

Vancouver, Canada
April 12, 2007

GENEMAX CORP.
 (a development stage company)

CONSOLIDATED BALANCE SHEETS
	December 31, 2006	December 31, 2005

ASSETS

CURRENT ASSETS
Cash	$ 120,436	$ 56,244
Prepaid expenses and other receivables	33,734	27,078
	154,170	83,322

FURNITURE AND EQUIPMENT, net (Note 3)	166	6,537

	$ 154,336	$ 89,859

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 889,395	$ 891,439
Research agreement obligations (Note 4)	151,066	672,532
Convertible notes payable (Note 5)	583,342	482,667
Convertible note subscriptions received (Notes 5 and 10)	1,086,000	60,000
Due to related parties (Note 6)	444,613	202,969
	3,154,416	2,309,607

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 5, 6, and 10)

STOCKHOLDERS' DEFICIT
Capital stock (Note 7)
Common stock, $0.001 par value, 50,000,000 shares authorized
29,172,176 shares issued and outstanding (2005 - 29,172,176)	29,172	29,172
Additional paid-in capital	11,326,942	10,379,913
Common stock purchase warrants	405,127	857,656
Deficit accumulated during the development stage	(14,724,756)	(13,420,369)
Accumulated other comprehensive loss	(36,565)	(66,120)
	(3,000,080)	(2,219,748)

	$ 154,336	$ 89,859

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
 (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,	Year Ended December 31,	July 27, 1999 (inception) to December 31,
	2006	2005	2006

INTEREST INCOME	$ -	$ 3,959	$ 30,530

EXPENSES
Consulting fees	155,407	36,023	813,730
Consulting fees - stock-based	-	-	2,824,775
Depreciation	6,371	30,708	196,034
Gain on settlement of debts	(30,461)	(142,549)	(173,010)
Interest	446,598	116,817	563,415
License fees	96,950	182,422	608,172
Management fees and salaries	182,819	134,544	1,294,441
Office and general	21,181	73,761	1,609,813
Professional fees	240,016	283,774	1,832,432
Research and development	173,172	248,359	4,108,267
Research and development - stock-based	-	-	612,000
Transfer agent fees	12,184	15,852	257,155
Travel	150	9,847	208,062
	1,304,387	989,558	14,755,286

NET LOSS	$ (1,304,387)	$ (985,599)	$ (14,724,756)

BASIC AND DILUTED LOSS PER SHARE	$ (0.05)	$ (0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	29,172,176	28,228,079

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2006
		Common Stock		Additional	Common	Common Stock	Deficit Accumulated During the	Accumulated other
		Number of shares	Amount	Paid in Capital	Stock Subscriptions	Purchase Warrants	Development Stage	Comprehensive Loss	Total

	Issued on incorporation - July 27, 1999	1	$ -	$ -	$ -	$ -	$ -	$ -	$ -

	Issued to founders for: - cash	1,850,000	1,850	-	-	-	-	-	1,850
	- consulting services	2,150,000	2,150	-	-	-	-	-	2,150
	Common stock subscriptions	-	-	-	177,100	-	-	-	177,100
	Net loss	-	-	-	-	-	(80,733)	-	(80,733)
	Balance, December 31, 1999	4,000,001	4,000	-	177,100	-	(80,733)	-	100,367

	Issued with UBC agreement:
	- for consulting services	3,600,000	3,600	-	-	-	-	-	3,600
	- for license fees	500,000	500	-	-	-	-	-	500
Issued for cash	- at $0.60 per share, net of finders' fees of $95,570	1,408,828	1,409	748,321	(177,100)	-	-	-	572,630
	- at $0.60 per share	854,000	854	511,546	-	-	-	-	512,400
	Issued for finders' fees	124,642	125	(125)	-	-	-	-	-
	Net loss	-	-	-	-	-	(935,332)	-	(935,332)
	Currency translation adjustment	-	-	-	-	-	-	(1,937)	(1,937)
	Balance, December 31, 2000	10,487,471	10,488	1,259,742	-	-	(1,016,065)	(1,937)	252,228

Issued for cash	- at $0.75 per share	110,334	110	82,640	-	-	-	-	82,750
	- at $1.00 per share	265,000	265	264,735	-	-	-	-	265,000
	Net loss	-	-	-	-	-	(671,986)	-	(671,986)
	Currency translation adjustment	-	-	-	-	-	-	(2,041)	(2,041)
	Balance, December 31, 2001	10,862,805	10,863	1,607,117	-	-	(1,688,051)	(3,978)	(74,049)

Issued for cash	- at $1.00 per share, net offinders' fees of $17,000	187,500	187	170,313	-	-	-	-	170,500
	Issued on settlement of debt	181,660	182	136,063	-	-	-	-	136,245
	GPI balance, July 15, 2002	11,231,965	11,232	1,913,493	-	-	(1,688,051)	(3,978)	232,696

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
 (a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2006
		Common Stock		Additional	Common	Common Stock	Deficit Accumulated During the	Accumulated other
		Number of shares	Amount	Paid In Capital	Stock Subscriptions	Purchase Warrants	Development Stage	Comprehensive Income Loss	Total

	GMC balance, July 15, 2002	15,320,119	52,075	7,134,217	(85,000)	-	(6,607,580)	-	493,712
	Reverse acquisition recapitalization adjustment	(11,231,965)	(47,987)	(7,180,193)	-	620,600	6,607,580	-	-
	Balance post reverse acquisition	15,320,119	15,320	1,867,517	(85,000)	620,600	(1,688,051)	(3,978)	726,408

	Common stock purchase warrants expired	-	-	9,900	-	(9,900)	-	-	-
	GMC subscription proceeds received	-	-	-	285,000	-	-	-	285,000
	Issued for cash - at $2.50 per share	425,400	425	956,725	-	106,350	-	-	1,063,500
	Exercise of stock options	102,000	102	50,898	-	-	-	-	51,000
	Stock-based compensation	-	-	630,275	-	-	-	-	630,275
	Net loss	-	-	-	-	-	(2,284,709)	-	(2,284,709)
	Currency translation adjustment	-	-	-	-	-	-	(5,645)	(5,645)
	Balance, December 31, 2002	15,847,519	15,847	3,515,315	200,000	717,050	(3,972,760)	(9,623)	465,829

	Exercise of stock options	2,318,630	2,319	1,419,496	-	-	-	-	1,421,815
Issued for cash	- at $5.00 per share	43,000	43	193,457	(185,000)	21,500	-	-	30,000
	- at $1.00 per share, net of finders' fees	555,350	555	465,725	-	55,535	-	-	521,815
	Issued as finders' fees	33,535	34	(34)	-	-	-	-	-
	Issued for license agreement	10,000	10	9,990	-	-	-	-	10,000
	Subscriptions repaid	-	-	5,000	(15,000)	-	-	-	(10,000)
	Common stock purchase warrants expired	-	-	60,000	-	(60,000)	-	-	-
	Stock-based compensation	-	-	2,733,000	-	-	-	-	2,733,000
	Net loss	-	-	-	-	-	(5,778,905)	-	(5,778,905)
	Currency translation adjustment	-	-	-	-	-	-	(37,299)	(37,299)
	Balance, December 31, 2003	18,808,034	18,808	8,401,949	-	734,085	(9,751,665)	(46,922)	(643,745)

Issued for cash	- at $0.70 per share, net of finders' fees of $50,000	857,143	857	489,143	-	60,000	-	-	550,000
	Issued as finders' fees	71,428	72	(72)	-	-	-	-	-
	Fair value of warrants issued in connection with convertible notes	-	-	-	-	65,000	-	-	65,000

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
 (a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2006
		Common Stock		Additional	Common	Common Stock	Deficit Accumulated During the	Accumulated other
		Number of shares	Amount	Paid In Capital	Stock Subscriptions	Purchase Warrants	Development Stage	Comprehensive Income Loss	Total

Exercise of stock options		357,270	357	204,728	-	-	-	-	205,085
Settlement of debt		10,000	10	9,990	-	-	-	-	10,000
Common stock purchase warrants expired		-	-	163,885	-	(163,885)	-	-	-
Stock-based compensation		-	-	73,500	-	-	-	-	73,500
Net loss		-	-	-	-	-	(2,683,105)	-	(2,683,105)
Currency translation adjustment		-	-	-	-	-	-	(16,865)	(16,865)
Balance, December 31, 2004		20,103,875	20,104	9,343,123	-	695,200
(12,434,770)
								(63,787)	(2,440,130)

Warrant component of convertible note		-	-	-	-	46,250	-	-	46,250
Issued for cash	- at $0.15 per share, net of finders' fees of $97,620 and legal fees of $100,561	9,068,301	9,068	1,036,790	-	116,206	-	-	1,162,064
Net loss		-	-	-	-	-	(985,599)	-	(985,599)
Currency translation adjustment		-	-	-	-	-	-	(2,333)	(2,333)
Balance, December 31, 2005		29,172,176	29,172	10,379,913	-	857,656	(13,420,369)	(66,120)	(2,219,748)

Fair value of beneficial feature on convertible notes (Note 5)		-	-	205,579	-	-	-	-	205,579
Fair value of warrants issued with convertible notes (Note 5)		-	-	-	-	288,921	-	-	288,921
Common stock purchase warrants expired		-	-	741,450	-	(741,450)	-	-	-
Net loss		-	-	-	-	-	(1,304,387)	-	(1,304,387)
Currency translation adjustment		-	-	-	-	-	-	29,555	29,555

Balance, December 31, 2006		29,172,176	$ 29,172	$11,326,942	$ -	$ 405,127	$(14,724,756)	$ (36,565)	$ (3,000,080)

The accompanying notes are an integral part of these consolidated financial statements

GENEMAX CORP.
 (a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31	Year Ended December 31	July 27, 1999 (inception) to December 31
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,304,387)	$ (985,599)	$ (14,724,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance fees	-	40,800	(33,300)
Depreciation	6,371	30,708	196,034
Gain on settlement of debts	(30,461)	(142,549)	(173,010)
Non-cash interest and finance fees	400,675	-	476,075
Non-cash consulting fees	-	-	5,750
Non-cash license fees	-	-	10,500
Stock-based compensation	-	-	3,436,775
Convertible debenture adjustments	-	51,817	51,817
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(6,656)	(26,611)	(27,734)
Accounts payable and accrued liabilities	28,417	3,021	1,151,304
Research agreement obligations	(521,466)	3,021	151,066
Advances (to) from related parties	241,644	(8,466)	635,138
NET CASH USED IN OPERATING ACTIVITIES	(1,185,863)	(1,173,161)	(8,844,341)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	-	(1,972)	(196,200)
Pre reverse acquisition advances from GMC	-	-	250,000
Cash acquired on reverse acquisition of GMC	-	-	173,373
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(1,972)	227,173

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	1,360,245	7,055,605
Finance costs	-	(198,181)	(198,181)
Proceeds from convertible notes payable	434,500	60,000	994,500
Repayment of convertible notes payable	(300,000)	-	(300,000)
Convertible note subscriptions received	1,086,000	-	1,086,000
Loans payable	-	-	136,245
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,220,500	1,222,064	8,774,169

EFFECT OF EXCHANGE RATE CHANGES	29,555	(2,333)	(36,565)

NET INCREASE IN CASH	64,192	44,598	120,436

CASH, BEGINNING	56,244	11,646	-

CASH, ENDING	$ 120,436	$ 56,244	$ 120,436

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND
   FINANCING ACTIVITIES (See Note 9)

The accompanying notes are an integral part of these consolidated financial statements

GENEMAX CORP.
 (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

During 2000, GPI and the University of British Columbia ("UBC") entered into a worldwide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC. Also during 2000, GPI and UBC entered into a Collaborative Research Agreement ("CRA") appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments (refer to Note 4). The lead product resulting from these licenses is a cancer immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically the Company has moved the technology through issuance of a U.S. patent, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and contracted out production of clinical grade vaccine (refer to Note 4). The Company plans to continue development of the lead product vaccine through clinical trials. The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products. The assay technology acquired has received patent protection.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has a working capital deficiency of $3,002,246, a capital deficiency of $3,000,080 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, satisfy certain debt obligations and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are imminent as part of normal product development and advancement. Since internally generated cash flow will not fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities.

The company has undergone a management changes in 2006 and intends to address going concern remediation through raising additional sources of capital for operations, restructuring and retiring debt through conversion to equity and debt settlement arrangements with creditors. Management's plans are intended to return the company to financial stability and improve continuing operations. The Company continues to raise capital through private placements and loans to meet immediate working capital requirements.  In February 2007, additional gross proceeds of $475,000 were raised in connection with private placement financings (refer to Note 10).  Management expects to be able to complete restructuring plans and expand programs including entering clinical trials for its lead TAP cancer vaccine (transporters of antigen processing). These measures, if successful, will contribute to reducing the risk of going concern uncertainties for the Company over the next two years

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates and Assumptions

Preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of stock-based compensation, the fair value of the components of the convertible notes payable, the useful lives of furniture and equipment, allocation of costs to research and development and accrued liabilities.

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: Office furniture and equipment - 36 months; Laboratory equipment - 60 months; Computer equipment - 24 months. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

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

Research and Development Costs

The Company has acquired exclusive development and marketing rights to certain technologies through various license and research agreements as described in Note 4. The rights and licenses acquired are considered rights to unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs. Also, ongoing costs incurred in connection with the CRA are considered costs incurred in the development of unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs.

Financial Instruments and Concentration of Credit Risk

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash, prepaid expenses, other receivables, research agreement obligations, accounts payable, accrued liabilities, and amounts due to related parties approximate carrying values due to the short-term maturity of the instruments.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

The Company operates and incurs significant expenditures outside of the United States and is exposed to foreign currency risk between the Canadian and U.S dollars and Euros.

Foreign Currency Translation

The Company's primary operations are located in Canada and its functional currency is the Canadian dollar. The financial statements are presented in United States dollars. In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Long-Lived Assets

The Company monitors the recoverability of long-lived assets, including furniture and equipment, based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from investment or use of the related assets. The Company's policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable. Any impairment loss is calculated as the excess of the carrying value over estimated realizable value. Management has determined that no impairment has occurred during the year ended December 31, 2006.

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

Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share"", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment", which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

There was no stock-based compensation during the years ended December 31, 2006; therefore, no pro-forma presentation of net loss and loss per share is disclosed.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The implementation of this Statement had no impact on the Company's reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company's reported financial position or results of operations.

NOTE 3 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	December 31, 2006	December 31, 2005

Laboratory equipment	$ 183,803	$ 183,803
Office furniture and equipment	10,425	10,425
Computer equipment	1,972	1,972
	196,200	196,200
Less: accumulated depreciation	(196,034)	(189,663)

	$ 166	$ 6,537

NOTE 4 - RESEARCH AGREEMENTS

University of British Columbia ("UBC")

Effective September 14, 1999, GPI entered into an Option Agreement ("Option") whereby UBC granted GPI an option to obtain a world-wide license from UBC providing GPI the exclusive license rights to certain patented and unpatented cancer immunotherapy technologies originally invented and developed by UBC. The license will terminate after 15 years or upon the expiration of the last patent obtained relating to the licensed technology. The cost of obtaining any patents will be the responsibility of GPI. The technology remains the property of UBC, however, it may be utilized and improved by GPI. Concurrent with the execution of the license, the head researcher at UBC became a director of GPI.

GPI and UBC entered into a Collaborative Research Agreement ("CRA") dated September 1, 2000 appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments. Through a series of negotiations and amendments between November 28, 2000 and December 23, 2005 the Company recorded a cumulative unpaid research obligation of $556,533.

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

On December 23, 2005, the Company signed a letter of intent with UBC whereby all existing financial claims by UBC (collectively, the "UBC Financial Claims") would be satisfied in consideration of UBC providing GPI with an option to acquire outright all of UBC's right, title and interest in the technologies licensed to GPI. The letter of intent was followed by the completion of a definitive agreement (the "Settlement") on January 24, 2006.

Under the terms of the Settlement the Company was obligated to pay UBC CAN$556,533 as follows:

(a)       CAN $50,000.00 (paid); and

(b)       CAN $300,000 by March 31, 2006 (paid); and

(c)       CAN $206,533 on or before December 31, 2006; with the understanding that, should the Company complete an aggregate private and/or public financing of CAN $2,000,000 before December 31, 2006, this payment would become immediately due and payable to UBC by the Company within five calendar days of the Company attaining such aggregate financing.

Under the terms of the Settlement, the Company was also obligated to pay any other costs or expenses which may be due and owing by GPI to UBC under the license agreements and the CRA as at the effective date which, in the aggregate, shall not exceed CAN $10,000. The Company also assumed responsibility for the management, maintenance and protection of all patents and patent applications filed in connection with the technology.

In accordance with the terms of Settlement, if the option to purchase is terminated then the Company shall have no right, entitlement or interest, in and to any of the technology, and the payment(s) theretofore made to UBC by the Company shall be non-refundable. In addition, and to the extent that any portion of the UBC Financial Claims under the Settlement have not otherwise been contributed to through any purchase price payment(s) having been made, upon any such termination the Company shall continue to be obligated to UBC for the balance of any such then unsatisfied UBC Financial Claims with interest then accruing thereon at the rate 10% per annum and compounded semi-annually while any portion of the UBC Financial Claims remain outstanding.

On December 18, 2006, the Company and UBC negotiated an extension of the Settlement. Under the terms of the extension, the Company is obligated to pay UBC CAN $216,533 as follows:

(a)       CAN $72,177 on or before December 31, 2006 (paid); and

(b)       CAN $72,178 plus accrued interest of $3,362 on or before March 20, 2007 (subsequently paid); and

(c)       CAN $72,178 plus accrued interest of $1,423 on or before May 31, 2007.

Crucell Holland B.V. ("Crucell") - Research License and Option Agreement

Effective August 7, 2003, Crucell and GPI entered into a five-year research license and option agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Company was required to make certain payments over the five-year term totaling €450,000 (approximately $510,100). To December 31, 2003, the Company had made all payments required totaling $115,490 (€100,000). A further $120,697 (€100,000) was incurred during 2004 (not paid), and an additional $126,355 (€100,000) was incurred during 2005, leaving a total of $236,880 (€200,000) owing as at December 31, 2005.

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had three months to remedy the unpaid option maintenance payments of $236,880 (€200,000) owing as at December 31, 2005. On November 16, 2005, Crucell provided notice of termination by default due the Company's failure to remedy the default within the required three month period. In May 2006, the Company negotiated a reinstatement of the original research and license option agreement with Crucell and paid Crucell on April 20, 2006 €123,590 (US$151,521) in connection with the reinstatement. Under the revised terms of the agreement, the Company will pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing. At December 31, 2006, $27,188 has been included in research agreement obligations for the Crucell agreement.

Molecular Medicine BioServices, Inc. ("Molecular Medicine") - Production Service Agreement

Effective March 18, 2003, Molecular Medicine and GMC entered into a production service agreement ("PSA"), as amended on August 29, 2003, whereby Molecular Medicine will produce the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product. The product will incorporate the Crucell vector and the Company's TAP1 gene. Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs. The Company was in breach of its contractual obligations with Molecular Medicine in respect of payment of $15,000 for Phase I of the project. The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the Company has a non-refundable credit of approximately $78,000 with Molecular Medicine to be applied towards future vaccine production. The Company is uncertain to what extent the payments made in advance to Molecular Medicide will be used, and all amounts paid have been expensed in the financial statements.

The Company has obligations under these agreements that expire between April 2007 and May 2007. The aggregate minimum payments for the next five years ending December 31 are as follows:

2007	$281,764
2008	99,413
2009	429
2010	429
2011	429
$382,464

NOTE 5 -CONVERTIBLE NOTES PAYABLE

2004 Convertible Notes and Debenture Financing

In 2004, the Company issued two unsecured convertible promissory notes in the principal amount of $500,000, that bore interest at 8% per annum and were due twelve months from the date of issue. The holders of the notes were also granted common stock purchase warrants entitling the holder to purchase an additional 416,667 shares of the Company's common stock at a price of $0.66 per share for a period of two years. Further, the Company granted 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder's fee entitling the holder to purchase an additional 83,333 and 41,667 shares of the Company's common stock at a price of $0.60 and $0.66 per share, respectively, for a period of two years.

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

During the year ended December 31, 2006, the Company repaid $300,000 towards the convertible notes, in addition to all interest accrued to the date of the final payment on October 31, 2006. To December 31, 2006, interest expense of $2,674 (2005 - $28,556) is included in accrued expenses on the unpaid principal balance of $200,000.

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

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has charged to operations $159,329 of the beneficial conversion feature and will recognize the remaining balance of $46,250 in the first quarter of 2007. In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the warrants of $288,921 as a component of stockholders' deficit. The Company will record further interest expense over the term of the secured convertible notes of $64,908 resulting from the difference between the fair value and carrying value at the date of issuance. The carrying value of the convertible notes will be accreted to the face value of $494,500 at maturity. During the year ended December 31, 2006, accrued interest of $30,672 has been included in accrued liabilities, and interest expense of $224,013 has been accreted increasing the carrying value of the convertible debentures to $383,342.

During 2006, the Company received an additional $1,086,000 in subscriptions as part of a second tranche of convertible debenture financing. On November 17, 2006, the Company agreed to the terms of the second tranche of convertible debenture financing, which was completed on February 12, 2007. Upon completion, the Company issued 4,945,000 shares of common stock for the conversion of the 2006 convertible notes (see Note 10).

As part of the second tranche of the convertible debenture financing, the Company will also be required to pay up to a 10% cash and/or 10% in units, which represents one common share of the Company and one non-transferable and detached share purchase warrant, as a finder's fee. Upon conversion of the original convertible debentures the finder's fee will become payable. The amount of the finder's fee, when determined, will be charged to equity as a capital transaction and will offset the conversion proceeds received.

NOTE 6 -RELATED PARTY TRANSACTIONS

During 2004, the Company entered into an agreement with the Company's Chief Financial Officer ("CFO"). Under the terms of the agreement, the CFO was paid a total of CAN$5,000 per month for twelve months ending May 21, 2005. In addition, the Company granted the CFO 100,000 stock options as described in Note 7. The Company continued to engage the services of the CFO on a month-to-month basis at a rate of CAN$5,000 per month. The CFO resigned effective October 8, 2005 and, accordingly, $33,546 of amounts due to related parties was reclassified as accounts payable which remained unpaid as at December 31, 2006.

During 2004, the Company entered into a new consulting agreement with the Company's then Chief Scientific Officer ("CSO") for a term ending December 31, 2007 at an amount of CAN$10,000 per month. The Company has also agreed to grant to the CSO options to acquire up to 2,500,000 shares of the Company's common stock at a price to be determined, subject to further approvals. In addition, the CSO agreed to settle all amounts due from the Company totaling $92,200 in exchange for 452,100 shares of the Company's common stock. To date, the shares have not been issued and no gain or loss will be recorded in connection with this settlement until completed.

During 2004, the Company entered into an agreement with the Company's Chief Operating Officer ("COO"). Under the terms of the agreement, the COO was to be paid a daily fee of CAN$1,000. The agreement commenced as of August 30, 2004 and continued for one year from that date. The Company also granted to the COO 300,000 stock options exercisable at $0.50 per share as described in Note 7. Under the terms of an amended agreement, the Company's COO was appointed President, Chief Executive Officer ("CEO") and a director effective February 8, 2005. The Company and the CEO entered into a management agreement for a term ending December 31, 2007 at an amount of CAN$170,000 for the first year and for subsequent amounts to be determined by the Company's compensation committee thereafter. In addition, the CEO agreed to settle all amounts due from the Company totaling $66,556 for a cash payment of $19,765 resulting in a gain on settlement of $46,791. The Company had also agreed to issue to the CEO 500,000 shares of the Company's common stock at an agreed price of CAN$0.15 per share and up to a further 1,400,000 options at a price to be determined at a later date, all of which were subject to further approvals. The CEO resigned effective September 26, 2005 and accordingly, $12,582 of amounts due to related parties was reclassified as accounts payable. The former CEO made a claim for amounts owing during his tenure as CEO in the Provincial Court of British Columbia, Small Claims Division. The Company settled the claim in June 2006 by making a payment of $11,681.

During 2005, the Company entered into a month-to-month consulting agreement with the Company's former President at an amount of CAN$8,333 per month. The Company also agreed to grant to the former President options to acquire up to 400,000 shares of the Company's common stock at a price to be determined at a later date, and subject to further approvals. The consulting agreement was terminated effective April 8, 2005 and the stock options were not granted. The former President agreed to settle all amounts due from the Company totaling $93,099 for a cash payment of $27,988 resulting in a gain on settlement of $65,111.

During the year ended December 31, 2006, the Company paid or accrued management fees of $39,219 to the management company of the former President of the Company, management fees of $100,000 to a current Board member, management fees of $34,781 to the CFO of the Company, consulting fees of $10,000 to a relative of a current Board member, and management fees of $8,819 to the current President and CEO of the Company.

Effective on November 17, 2006, and in consideration of the ongoing service and contributions to the Company made by each of Alan P. Lindsay, a director of the Company, and Patrick A. McGowan, the Secretary, CFO and a director of the Company, since their management of and appointment to the Board of Directors of the Company in November 2005, the Company's Board of Directors, in consultation with the Company's Compensation Committee, determined to:

(a)       effective on July 1, 2006, make a service bonus payment to Mr. Lindsay's management company in the amount of $50,000 and, in addition, finalize a proposed consulting services arrangement with Mr. Lindsay's management company; the final terms of which are to be determined by the Company's Compensation Committee; providing for, among other matters, the provision for monthly consulting fees of $8,333 during a one-year initial term, and the granting of up to 1,500,000 stock options to acquire a similar number of common shares of the Company at an exercise price of $0.10 per share for a period of up to five years from the date of grant; and

(b)       effective on July 1, 2006, make a service bonus payment to Mr. McGowan in the amount of approximately $16,104 (CAN$18,000) and, in addition, finalize a proposed executive services arrangement with Mr. McGowan; the final terms of which are to be determined by the Company's Compensation Committee; providing for, among other matters, the provision for monthly consulting fees of approximately $2,650 (CAN$3,000) during a one-year initial term, and the granting of up to 500,000 stock options to acquire a similar number of common shares of the Company at an exercise price of $0.10 per share for a period of up to five years from the date of grant.

On the same date, the Company's Board of Directors, in consultation with the Company's Compensation Committee, determined to finalize a proposed executive services arrangement with Denis Corin, the Company's new President and CEO, the final terms of which are to be determined by the Company's Compensation Committee; providing for, among other matters, the provision for monthly consulting fees of approximately $4,300 (CAN$5,000) during an eight-month initial term, and the granting of up to 500,000 stock options to acquire a similar number of common shares of the Company at an exercise price of $0.10 per share for a period of up to five years from the date of grant.

The following amounts have been incurred to these related parties:

	Years Ended December 31,
	2006	2005

Consulting fees	$ 10,000	$ -
Management fees (CEO, CFO and Director)	182,819	134,544
Research and development (Principle Scientist)	105,792	88,757

	$ 298,611	$ 223,301

As of December 31, 2006, the Company has total commitments remaining relating to the management agreement with the Principle Scientist for the period ending December 31, 2007 of approximately $286,368 per year.

During the year ended December 31, 2006, GPI and the Company incurred $294,163 in fees to related parties and made repayments of $52,519. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 7 - CAPITAL STOCK

The authorized capital of the Company consists of 50,000,000 voting common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value. As of December 31, 2006, no preferred shares have been issued.

During 2005, the Company completed a financing of 9,068,301 units at a price of $0.15 per unit for gross proceeds of $1,360,245. Each unit was comprised of one common share and one-half of a common share purchase warrant. Each whole common share purchase warrant entitled the holder to acquire an additional common share of the Company for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date the Company completed an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. Finders' fees comprised of 8% cash and 5% finders' warrants were paid to certain registered dealer brokers in respect of certain of the placees. The Company paid a total of $97,620 in cash finder's fees, $100,561 in legal fees and other issue costs and issued a total of 406,748 finders' warrants. The total fair value of the unit warrants and finders' warrants was estimated to be $116,206 and was recorded as a separate component of stockholders' equity.

Stock Option Plan

On September 30, 2002, the Board of Directors of the Company approved the adoption of a stock option plan (the "Plan") allowing for the granting of options to directors, officers, employees and consultants of the Company and its subsidiaries. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors with terms not to exceed ten years. The Plan further provides that the Board of Directors may grant to any key personnel of the Company who is eligible to receive options, one or more Incentive Stock Options at a price not less than fair market value and for a period not to exceed ten years from the date of grant. Options and incentive stock options granted under the Plan may have vesting requirements as determined by the Board of Directors. Effective December 16, 2003, the Board of Directors approved an increase in the number of options available under the Plan to 10,000,000. At December 31, 2006, 6,900,000 stock options remain available under the Plan.

Of the stock options granted to date, a total of 160,000 originally granted at prices ranging from $1.90 to $8.50 per share repriced to $1.00 per share in 2005 and, as a result, were subject to variable accounting in accordance with the provisions of the FIN No. 44. No adjustment was required during 2005 relating the variable accounting for these incentive stock options.

The Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2004	4,777,100	$ 0.71	4.59 years
Forfeited	(1,652,100)	1.00
Balance, December 31, 2005	3,125,000	0.56	5.43 years
Expired	(25,000)	1.00
Balance, December 31, 2006	3,100,000	$ 0.55	4.47 years

Share Purchase Warrants

The Company's share purchase warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2004	1,982,970	1.16	1.35 years
Issued	4,940,898	0.30
Expired	(227,500)	1.00
Balance, December 31, 2005	6,696,368	0.39	0.88 years

Issued	4,945,000	0.10
Expired	(1,755,470)	0.61
Balance, December 31, 2006	9,885,898	$ 0.29	2.16 years

NOTE 8 - INCOME TAXES

There were no significant temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $10,800,000 at December 31, 2006 (2005 - $9,900,000) which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management has determined that the realization of the benefits from these deferred tax assets is uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company's net deferred tax assets are as follows at December 31:

	2006	2005
Tax benefit relating to net operating loss carryforwards	$3,672,000	$3,366,000
Valuation allowance	(3,672,000)	(3,366,000)

	$-	$-

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Years Ended December 31,
	2006	2005

Interest paid	$ 41,133	$ 33,111
Income taxes paid	$ -	$ -
Fair value modification of convertible notes payable	$ -	$ 46,250

NOTE 10 - SUBSEQUENT EVENTS

Convertible Debenture and Private Placement Financing

On February 12, 2007, the Company completed a convertible debenture financing of $1,016,000 for which the Company has issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year. If not converted, the notes are due one year from the date of loan advance. The unpaid amount of principal and accrued interest may be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.10 per convertible unit. Each convertible unit, upon conversion, is comprised of one common share of the Company and, without conversion, one non-transferable and detached share purchase warrant of the Company, which are issuable and exercisable without conversion. The warrants forming part of the convertible units are detachable from any conversion and non-transferable, and each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year; and $0.40 per share during the fifth year. The Company has the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of the Company's shares). Subscriptions from this financing totaling $1,086,000 were received prior to December 31, 2006.

Immediately following the completion of the $1,016,000 convertible debenture financing on February 12, 2007, the Company issued the following:

(a)       4,945,000 shares of common stock pursuant to the conversion of the $494,500 convertible debenture financing issued on March 23, 2006,

(b)       10,160,000 shares of common stock pursuant to the conversion of the $1,016,000 convertible debenture financing issued on February 12, 2007, and

(c)       4,750,000 shares of common stock pursuant to a private placement financing of 4,750,000 units at a price of $0.10 per unit for gross proceeds of $475,000. Each unit is comprised of one common share and one non-transferable common share purchase warrant. Each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year; and $0.40 per share during the fifth year.

Lease Agreement

On March 1, 2007 the Company entered into a five-year lease agreement for laboratory facilities in Vancouver, Canada. The agreement requires monthly payments of $2,671 plus a share of operating costs during the first two years of the term, and monthly payments of $2,820 plus a share of operating costs for the final three years.

__________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENEMAX CORP.
Per:	/s/ "Denis Corin" _____________________________________ Denis Corin President, Chief Executive Officer and Principal Executive Officer Date: April 16, 2007.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	/s/ "Patrick A. McGowan" _____________________________________ Patrick A. McGowan Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director Date: April 16, 2007.
Per:	/s/ "Alan P. Lindsay" _____________________________________ Alan P. Lindsay Director Date: April 16, 2007.
Per:	/s/ "Glynn Wilson" _____________________________________ Glynn Wilson Director Date: April 16, 2007.

__________