Form 10QSB
period 2007-03-31
GENEMAX CORP
filed 2007-05-15
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

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

As of May 10, 2007, the Company had 49,027,176 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

GENEMAX CORP.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended MARCH 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended March 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB/A for the year ended December 31, 2006. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited consolidated interim financial statements of GeneMax Corp. are included in this Quarterly Report on Form 10-QSB:
Description	Page

Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 and for the Period from July 27, 1999 (Date of Inception) to March 31, 2007 (Unaudited)	5

Consolidated Statement of Stockholders' Deficit as of March 31, 2007 (Unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 and for the Period from July 27, 1999 (Date of Inception) to March 31, 2007 (Unaudited)	7

Notes to the Consolidated Financial Statements (Unaudited)	8

__________

GENEMAX CORP.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current Assets
Cash	$ 206,497	$ 120,436
Prepaid expenses and other receivables	52,190	33,734
	258,687	154,170

Furniture and Equipment, net (Note 3)	19,535	166

	$ 278,222	$ 154,336

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 904,352	$ 889,395
Research agreement obligations (Note 4)	131,477	151,066
Convertible notes payable (Note 5)	100,000	629,592
Convertible note subscriptions received (Note 5)	70,000	1,086,000
Due to related parties (Note 6)	511,735	444,613
	1,717,564	3,200,666

Commitments and Contingencies (Notes 1, 4, 5, and 6)

Stockholders' Deficit
Capital stock (Note 7)
Common stock, $0.001 par value, 200,000,000 shares authorized
49,027,176 shares issued and outstanding (2006 - 29,172,176)	49,027	29,172
Additional paid-in capital	14,546,214	11,732,069
Deferred finance charges	-	(46,250)
Obligation to issue shares	150,000	-
Deficit accumulated during the development stage	(16,142,819)	(14,724,756)
Accumulated other comprehensive loss	(41,764)	(36,565)

	(1,439,342)	(3,046,330)

	$ 278,222	$ 154,336

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,		July 27, 1999 (inception) to March 31,
	2007	2006	2007

Interest Income	$ -	$ -	$ 30,530

General and Administrative Expenses
Consulting fees	55,895	-	869,625
Consulting fees - stock-based	-	-	2,824,775
Depreciation	496	2,922	196,530
Gain on settlement of debts	-	-	(173,010)
Interest and finance charges (Note 5)	1,134,734	42,849	1,698,149
License fees	2,927	-	611,099
Management fees and salaries	50,632	16,016	1,345,073
Office and general	7,931	12,844	1,617,744
Professional fees	67,473	59,013	1,899,905
Research and development	85,590	27,682	4,193,857
Research and development - stock-based	-	-	612,000
Transfer agent	11,227	3,330	268,382
Travel	1,158	50	209,220

	1,418,063	164,706	16,173,349

Net Loss	$ (1,418,063)	$ (164,706)	$ (16,142,819)

Basic and Diluted Net Loss per Share	$ (0.04)	$ (0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	39,540,899	29,172,176

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional	Deferred	Obligation	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid-in Capital	Finance Charges	to Issue Shares	Development Stage	Comprehensive Loss	Total

Balance, December 31, 2006	29,172,176	$ 29,172	$ 11,732,069	$ (46,250)	$ -	$ (14,724,756)	$ (36,565)	$ (3,046,330)

Issued for cash at $0.10 per share	4,750,000	4,750	470,250	-	-	-	-	475,000
Issued on the conversion of the 2006 convertible notes at $0.10 per share (Note 5)	4,945,000	4,945	489,555	-	-	-	-	494,500
Issued on the conversion of the 2007 convertible notes at $0.10 per share (Note 5)	10,160,000	10,160	988,340	-	-	-	-	998,500
Finance charges issuable on the 2007 convertible notes and stock issuances (Note 5)	-	-	(150,000)	-	150,000	-	-	-
Fair value of beneficial conversion feature of 2007 convertible notes (Note 5)	-	-	358,906	-	-	-	-	358,906
Fair value of warrants issued in connection with 2007 convertible notes (Note 5)	-	-	657,094	-	-	-	-	657,094
Amortization of deferred finance charges	-	-	-	46,250	-	-	-	46,250
Net loss	-	-	-	-	-	(1,418,063)	-	(1,418,063)
Currency translation adjustment	-	-	-	-	-	-	(5,199)	(5,199)

Balance, March 31, 2007 (Unaudited)	49,027,176	$ 49,027	$ 14,546,214	$ -	$ 150,000	$ (16,142,819)	$ (41,764)	$ (1,439,342)

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31		July 27, 1999 (inception) to March 31,
	2007	2006	2007
Cash Flows from Operating Activities
Net loss	$ (1,418,063)	$ (164,706)	$ (16,142,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred finance fees	-	-	(33,300)
Depreciation	496	2,922	196,530
Gain on settlement of debts	-	-	(173,010)
Non-cash interest and finance fees	1,127,158	23,839	1,603,233
Non-cash consulting fees	-	-	5,750
Non-cash license fees	-	-	10,500
Stock-based compensation	-	-	3,436,775
Convertible debenture adjustments	-	-	51,817
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(18,456)	1,218	(46,190)
Accounts payable and accrued liabilities	14,957	39,976	1,166,261
Research agreement obligations	(19,589)	(258,538)	131,477
Advances from related parties	67,122	27,221	702,260
Net Cash Used in Operating Activities	(246,375)	(328,068)	(9,090,716)
Cash Flows from Investing Activities
Purchase of furniture and equipment	(19,865)	-	(216,065)
Pre reverse acquisition advances from GMC	-	-	250,000
Cash acquired on reverse acquisition of GMC	-	-	173,373
Net Cash (Used in) Provided by Investing Activities	(19,865)	-	207,308

Cash Flows from Financing Activities
Proceeds on sale and subscriptions of common stock	1,985,500	-	9,041,105
Finance charges	(17,500)	-	(215,681)
Convertible note subscriptions (converted) received	(1,016,000)	-	70,000
Proceeds from (repayments of) convertible notes	(494,500)	485,000	500,000
Repayment of convertible note payable	(100,000)	-	(400,000)
Proceeds from loans payable	-	-	136,245
Net Cash Provided by Financing Activities	357,500	485,000	9,131,669

Effect of Exchange Rate Changes	(5,199)	684	(41,764)

Net Increase in Cash	86,061	157,616	206,497

Cash, Beginning of Period	120,436	56,244	-

Cash, End of Period	$ 206,497	$ 213,860	$ 206,497

Supplemental Disclosures:
Interest paid	$ 7,576	$ 8,133
Income taxes paid	$ -	$ -

Non-cash investing and financing activities: Refer to Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 (Unaudited)

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at March 31, 2007, the Company has a working capital deficiency of $1,458,877, a capital deficiency of $1,439,342 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, satisfy certain debt obligations and ultimately on generating future profitable operations. Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are planned as part of normal product development and advancement. Since internally generated cash flow will not fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements. The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities.

The Company underwent management changes in 2006 and is addressing going concern remediation through raising additional sources of capital for operations, restructuring and retiring debt through conversion to equity and debt settlement arrangements with creditors. Management's plans are intended to return the company to financial stability and improve continuing operations. The Company continues to raise capital through private placements and loans to meet immediate working capital requirements. Management expects to be able to complete restructuring plans and expand programs including entering canine and clinical trials for its lead TAP cancer vaccine (transporters of antigen processing). These measures, if successful, will contribute to reducing the risk of going concern uncertainties for the Company over the next two years.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conform with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB/A filed with the Securities and Exchange Commission. The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB/A. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Note 2:     Stock-Based Compensation

In 2006, the Company adopted SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment", and elected to adopt the modified prospective transition method. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

There was no stock-based compensation during the three months ended March 31, 2006 and 2007; therefore, no pro-forma presentation of net loss and loss per share is disclosed.

Note 3:     Furniture and Equipment

Furniture and equipment consisted of the following:

	March 31, 2007	December 31, 2006
	(Unaudited)
Computer equipment	$ 1,972	$ 1,972
Laboratory equipment	200,507	183,803
Office furniture and equipment	13,586	10,425
	216,065	196,200
Less: accumulated depreciation	(196,530)	(196,034)

	$ 19,535	$ 166

Note 4:     Research Agreements and Commitments

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

During the quarter ended March 31, 2004, the Company entered in to an exclusive worldwide license agreement with UBC for the use of a novel assay technology intended to be used to screen and select new drugs that regulate immune responses. The term of the license is for the longer of 20 years or the last expiry of a patent obtained in connection with the technology. In consideration for the license, the Company issued to UBC 10,000 restricted shares of common stock with a fair value of $10,000 and must pay an annual maintenance fee of CAN $500 and all costs required to obtain any patents related thereto.

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

On December 18, 2006, the Company and UBC negotiated an extension of the Settlement. Under the terms of the extension, the Company is obligated to pay UBC CAN $216,533 as follows:

    CAN $72,177 on or before December 31, 2006 (paid); and

    CAN $72,178 plus accrued interest of $3,362 on or before March 20, 2007 (paid); and

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

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had three months to remedy the unpaid option maintenance payments of $236,880 (€200,000) owing as at December 31, 2005. On November 16, 2005, Crucell provided notice of termination by default due the Company's failure to remedy the default within the required three month period. In May 2006, the Company negotiated a reinstatement of the original research and license option agreement with Crucell and paid Crucell on April 20, 2006 €123,590 (US$151,521) in connection with the reinstatement. Under the revised terms of the agreement, the Company will pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing. At March 31, 2007, $68,878 has been included in research agreement obligations for the Crucell agreement.

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

Operating Lease

In March 2007, the Company entered into a laboratory lease that expires in February 2012. The terms of the operating lease agreement require the Company to make minimum monthly payments of approximately $2,185 (CAD$2,520).

The Company has obligations under these agreements that expire between April 2007 and February 2012. The aggregate minimum annual payments for the next five years ending March 31 are as follows:

2008	$235,384
2009	125,762
2010	28,113
2011	28,113
2012	25,806
$443,178

Note 5:     Convertible Notes Payable

2004 Convertible Notes and Debenture Financing

In 2004, the Company issued two unsecured convertible promissory notes in the principal amount of $500,000, that bore interest at 8% per annum and were due twelve months from the date of issue. The holders of the notes were also granted common stock purchase warrants entitling the holders to purchase an additional 416,667 shares of the Company's common stock at a price of $0.66 per share for a period of two years. Further, the Company granted 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder's fee entitling the holder to purchase an additional 83,333 and 41,667 shares of the Company's common stock at a price of $0.60 and $0.66 per share, respectively, for a period of two years.

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

In 2006, the Company repaid $300,000 towards the convertible notes, in addition to all interest accrued to the date of the final payment on October 31, 2006.

During the three months ended March 31, 2007, the Company repaid $100,000 towards the convertible note principal. At March 31, 2007, interest expense of $5,589 (2006 - $28,556) is included in accrued expenses on the unpaid principal balance of $100,000.

2006 Convertible Note and Debenture Financing

On March 23, 2006, the Company completed a convertible debenture financing of $494,500 for which the Company has issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year. If not converted, the notes were due one year from the date of loan advance. The unpaid amount of principal and accrued interest could be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.10 per convertible unit. Each convertible unit, upon conversion, is comprised of one common share of the Company and, without conversion, one non-transferable and detached share purchase warrant of the Company, issuable and exercisable without conversion.

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

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has charged the beneficial conversion feature to operations. In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the warrants of $288,921 as a component of stockholders' deficit. The Company recorded further interest expense over the term of the secured convertible notes of $64,908 resulting from the difference between the fair value and carrying value at the date of issuance. The carrying value of the convertible notes was accreted to the face value of $494,500 at conversion. During the three months ended March 31, 2007 all of the notes were converted at $0.10 per share resulting in the issue of 4,945,000 shares of the Company's common stock. Additionally, accrued interest of $35,333 has been included in accrued liabilities, and interest expense of $64,908 has been accreted increasing the carrying value of the convertible debentures to $494,500 immediately prior to the conversion.

2007 Convertible Note and Debenture Financing

On February 12, 2007, the Company completed a convertible debenture financing of $1,016,000 for which the Company has issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year. If not converted, the notes were due one year from the date of loan advance. The unpaid amount of principal and accrued interest may be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.10 per convertible unit. Each convertible unit, upon conversion, is comprised of one common share of the Company and, without conversion, one non-transferable and detached share purchase warrant of the Company, issuable and exercisable without conversion. The warrants forming part of the convertible units are detachable from any conversion and non-transferable, and each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year; and $0.40 per share during the fifth year. The Company had the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of the Company's shares). Subscriptions from this financing totaling $1,086,000 were received prior to December 31, 2006. During the three months ended March 31, 2007 all of the notes were converted at $0.10 per share resulting in the issue of 10,160,000 shares of the Company's common stock.

As part of this financing, the Company was required to pay 1,500,000 units, which represents one common share of the Company and one non-transferable and detached share purchase warrant, as a finder's fee. At March 31, 2007, an obligation to issue 1,500,000 units at $0.10 per unit has been recorded as a component of equity which correspondingly reduced the additional paid-in capital on the transaction.

The Company recognized the estimated fair value of the embedded beneficial conversion feature of $358,906 as additional paid-in capital as the secured convertible notes were issued with an intrinsic value. In addition, the Company estimated the fair value of the detachable warrants based on the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 81%. Accordingly, the Company recognized the relative fair value of the warrants of $657,094 as charge to interest and finance charges.

Note 6:     Related Party Transactions

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

During the three months ended March 31, 2007, the Company paid or accrued management fees of $30,000 to a current Board member, management fees of $7,682 to the CFO of the Company, and management fees of $12,950 to the current President and CEO of the Company.

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

The following amounts have been incurred to these related parties:

	Three Months Ended March 31,
	2007	2006

Management fees (CEO, CFO and Director)	$ 50,632	$ 16,016
Research and development (Principle Scientist)	25,606	25,972

	$ 76,238	$ 41,988

As of March 31, 2007, the Company has total commitments remaining relating to the management agreement with the Principle Scientist for the period ending December 31, 2007 of approximately $102,424 per year.

During the three months ended March 31, 2007, GPI and the Company incurred $78,212 in fees to related parties and made repayments of $12,950. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Note 7:     Capital Stock

The authorized capital of the Company consists of 200,000,000 common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value. On March 27, 2007, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock. As of March 31, 2007, no preferred shares have been issued.

2007 Capital Transactions

Immediately following the completion of the 2007 convertible note and debenture financing on February 12, 2007, the Company issued the following:

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

Stock Option Plan

On September 30, 2002, the Board of Directors of the Company approved the adoption of a stock option plan (the "Plan") allowing for the granting of options to directors, officers, employees and consultants of the Company and its subsidiaries. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors with terms not to exceed ten years. The Plan further provides that the Board of Directors may grant to any key personnel of the Company who is eligible to receive options, one or more Incentive Stock Options at a price not less than fair market value and for a period not to exceed ten years from the date of grant. Options and incentive stock options granted under the Plan may have vesting requirements as determined by the Board of Directors. Effective December 16, 2003, the Board of Directors approved an increase in the number of options available under the Plan to 10,000,000. At March 31, 2007, 6,900,000 stock options remain available under the Plan.

Of the stock options granted to date, a total of 160,000 originally granted at prices ranging from $1.90 to $8.50 per share were re-priced to $1.00 per share in 2005 and, as a result, were subject to variable accounting in accordance with the provisions of the FIN No. 44. No adjustment was required during 2005 relating the variable accounting for these incentive stock options.

The Company's stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2006	3,100,000	$0.55	4.47 years
Expired, exercised and granted	-	-	-
Balance, March 31, 2007 (Unaudited)	3,100,000	$0.55	4.23 years

Share Purchase Warrants

The Company's share purchase warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2006	9,885,898	$0.29	2.16 years
Issued	14,660,000	$0.10	-
Expired	(4,940,898)	-	-
Balance, March 31, 2007 (Unaudited)	19,605,000	$0.10	4.65 years

Note 8:     Income Taxes

There were no significant temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carry forwards amounting to approximately $11,091,000 (December 31, 2006 - $10,800,000) which may be available to reduce future year's taxable income. These carry forwards will expire, if not utilized, commencing in 2008. Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended March 31, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2007 included in this quarterly report, as well as our Annual Report on Form 10-KSB/A for the year ended December 31, 2006.

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

On December 18, 2006, the Company and UBC negotiated an extension of the Settlement. Under the terms of the extension, the Company is obligated to pay UBC CAN $216,533 as follows:

    CAN $72,177 on or before December 31, 2006 (paid); and

    CAN $72,178 plus accrued interest of $3,362 on or before March 20, 2007 (paid); and

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

In May 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell 123,590 Euros (US$151,521) in connection with the reinstatement. Under the revised terms of the agreement, the Company will pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing. At March 31, 2007, $68,878 has been included in research agreement obligations for the Crucell agreement.

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

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue. We had cash of $206,497 and a working capital deficit of $1,458,877 at March 31, 2007. We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding

Management believes that an estimated $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development, anticipated canine studies and completion of Phase I clinical trials for the TAP Cancer Vaccine and for various operating expenses.

The Company has not generated any cash flow to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Therefore, the Company must raise additional funds in the future to continue operations. The Company intends to finance its operating expenses with further issuances of common stock. Management believes that anticipated future private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twenty -four months. Thereafter, Management expects the Company will need to raise additional capital to meet long-term operating requirements. The Company's future success and viability are dependent on the Company's ability to raise additional capital through further private offerings of its stock or loans from private investors. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully, which could significantly and materially restrict or delay the Company's overall business operations.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues:          Interest income of $Nil during the three months ended March 31, 2007. The Company did not maintain any interest bearing deposits during the current fiscal year.

Operating Expenses:          General and administrative expenses of $1,418,063 during the three months ended March 31, 2007 increased $618,190 over the same period ended March 31, 2006. Significant changes in operating expenses are outlined as follows:

  Consulting fees increased to $55,895 during the three months ended March 31, 2007 from $Nil during the three months ended March 31, 2006, due primarily to a corporate development services agreement with Cabela Ventures S.A.

  Interest and finance charges increased to $1,134,734 during the three months ended March 31, 2007 from $42,849 during the three months ended March 31, 2006 due to accrued interest, accretion of the discount on the 2006 convertible debt, amortization of the fair value of warrants on the 2006 convertible debt, and $1,016,000 in costs classified as interest charges resulting from conversion of the debt. This non-monetary charge relates to the unacreted fair value of the beneficial conversion feature and warrants on the 2007 convertible debt. Once the debt is converted the unacreted charge must be recognized under GAAP.

  Management fees and salaries increased to $50,632 during the three months ended March 31, 2007 from $16,016 during the three months ended March 31, 2006, due primarily to fees due to a current Board member, in addition to the CEO and CFO of the Company.

  Research and development increased to $85,590 during the three months ended March 31, 2007 from $27,682 during the three months ended March 31, 2006, due primarily to the accrual of obligations under the Crucell agreement and fees due to the Principle Scientist.

Net Loss:          The Company experienced a $1,418,063 net loss during the three months ended March 31, 2007 which was $1,253,357 more than the three months ended March 31, 2006. The increase resulted primarily from interest and finance charges on convertible notes as well as accruals for consulting, management fees, and research and development fees.

Liquidity and Capital Resources

At March 31, 2007, the Company had $206,497 in cash. Generally, the Company has financed its operations through the proceeds from convertible notes and the private placement of equity securities. The Company received $86,061 net cash during the three months ended March 31, 2007.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2007 was $246,375. The Company had no revenues during this period. Operating expenditures during the current quarter primarily consisted of consulting fees, management fees, professional fees, and research and development obligations.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2007 was $357,500, compared to $485,000 in the corresponding period of 2006. During the current fiscal year, the Company received net proceeds of $1,968,000 related to a private placement financing completed on February 12, 2007, of which 1,510,500 was issued from the conversion of debt. The Company also repaid $100,000 towards an outstanding convertible note during the current year.

At March 31, 2007, GeneMax had 3,100,000 stock options and 19,605,000 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.55 per share. The outstanding warrants had a weighted average exercise price of $0.10 per share. Accordingly, as of March 31, 2007, the outstanding options and warrants represented a total of 22,705,000 shares issuable for a maximum of approximately $3,665,500 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of March 31, 2007, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

The Company has not generated any cash flow to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry. Therefore, the Company must raise additional funds in the future to continue operations. The Company intends to finance its operating expenses with further issuances of common stock. The Company believes that anticipated future private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twenty-four months. Thereafter, the Company expects it will need to raise additional capital to meet long-term operating requirements. The Company's future success and viability are dependent on the Company's ability to raise additional capital through further private offerings of its stock or loans from private investors. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully. This could significantly and materially restrict or delay the Company's overall business operations.

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

Stock-Based Compensation

In 2006, the Company adopted SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment", and elected to adopt the modified prospective transition method. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

Recent Accounting Pronouncements

None.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The company is of the view that with certain recent changes in each of the company's management structure, corporate governance policies and accounting personnel during its most recent fiscal year, the company's internal controls over financial reporting have been improved to a level necessary to reduce the risk of material misstatement or error to an appropriate level for the size and nature of the business. Further improvements in both entity level and process level controls are planned for 2007 to assist management in meeting current financial reporting control reporting requirements.

__________

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

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
Denis Corin President, Chief Executive Officer and Principal Executive Officer Date: May 15, 2007.
/s/ "Patrick A. McGowan __________________________________
Patrick A. McGowan Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director Date: May 15, 2007.

__________