Form 10QSB/A
period 2006-03-31
GENEMAX CORP
filed 2007-05-31
CIK 1094038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

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

GENEMAX CORP.

Quarterly Report On Form 10-QSB/A For The Quarterly Period Ended March 31, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A for the quarterly period ended March 31, 2006 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our annual report on Form 10-KSB for the year ended December 31, 2005. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this prospectus. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The following unaudited consolidated interim financial statements of GeneMax Corp. are included in this Quarterly Report on Form 10-QSB/A:Part I. Financial information. These unaudited consolidated financial statements have been revised to correct an error for the recognition, in full during the quarter, of a beneficial conversion feature charge associated with the 2006 convertible debenture financing. The related interest charged in the amount of $205,579 should have been amortized to operations as interest expense from the transaction date through the first redemption date (or one year) in accordance with EITF 00-27. At March 31, 2006 the correction of the timing recognition of the beneficial conversion feature resulted in a reduction of $201,073 in interest expense. Accordingly, net loss decreased from $365,779 to $164,706 and basic and diluted loss per share decreased from $0.03 to $0.01. These changes resulted in a reallocation of the net loss and non-cash interest and finance fees components of cash flows from operating activities but had no impact on total cash flows from operations.

GENEMAX CORP.
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006
(UNAUDITED)

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GENEMAX CORP.
(a development stage company)

CONSOLIDATED BALANCE SHEETS
	March 31, 2006	December 31, 2005
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$ 213,860	$ 56,244
Prepaid expenses and other receivables	25,860	27,078

	239,720	83,322

FURNITURE AND EQUIPMENT, net (Note 4)	3,615	6,537

	$ 243,335 ==========	$ 89,859 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 931,415	$ 891,439
Research agreement obligations (Note 3)	413,994	672,532
Convertible notes payable (Note 5)	707,579	482,667
Convertible note subscriptions received (Note 5)	50,500	60,000
Due to related parties (Note 6)	230,190	202,969

	2,333,678	2,309,607

COMMITMENTS AND CONTINGENCIES (Notes 3 and 9)

STOCKHOLDERS' DEFICIT
Capital stock (Note 7)
Common stock, $0.001 par value, 50,000,000 shares authorized
29,172,176 shares issued and outstanding	29,172	29,172
Additional paid-in capital	11,732,069	11,237,569
Deferred finance charges	(201,073)	-
Deficit accumulated during the development stage	(13,585,075)	(13,420,369)
Accumulated other comprehensive loss	(65,436)	(66,120)

	(2,090,343)	(2,219,748)

	$ 243,335 ==========	$ 89,859 ===========

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
	Three months ended March 31,		July 27, 1999 (inception) to March 31,
	2006	2005	2006

INTEREST INCOME	$ -	$ -	$ 30,530

EXPENSES
Consulting fees	-	11,895	658,323
Consulting fees - stock-based	-	11,875	2,824,775
Depreciation	2,922	8,753	192,585
Gain on settlement of debts	-	(142,549)	(142,549)
Interest and finance charges	42,849	-	159,666
Management fees and salaries	16,016	34,321	1,127,638
Office and general	12,844	61,509	1,601,476
Professional fees	59,013	29,431	1,651,429
License fees	-	-	511,222
Research and development	27,682	14,994	3,962,777
Research and development - stock-based	-	-	612,000
Transfer agent	3,330	1,277	248,301
Travel	50	5,309	207,962

	164,706	24,940	13,615,605

NET LOSS	$ (164,706) ===========	$ (24,940) ==========	$ (13,585,075) ===========

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01) ===========	$ - ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	29,172,176 =========	25,343,337 =========

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2005 TO MARCH 31, 2006

	Common Stock		Additional	Deferred	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid-in Capital	Finance Charges	Development Stage	Comprehensive Loss	Total

Balance, December 31, 2005	29,172,176	$ 29,172	$ 11,237,569	$ -	$(13,420,369)	$ (66,120)	$(2,219,748)

Fair value of beneficial conversion feature of 2006 convertible notes (Note 5)	-	-	205,579	(205,579)	-	-	-
Fair value of warrants issued in connection with 2006 convertible notes (Note 5)	-	-	288,921	-	-	-	288,921
Amortization of deferred finance charges	-	-	-	4,506	-	-	4,506
Net loss	-	-	-	-	(164,706)	-	(164,706)
Currency translation adjustment	-	-	-	-	-	684	684

Balance, March 31, 2006 (unaudited)	29,172,176 ========	$ 29,172 =========	$ 11,732,069 =========	$ (201,073) ========	$(13,585,075) ==========	$ (65,436) ==========	$(2,090,343) =========

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended March 31		July 27, 1999 (inception) to March 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (164,706)	$ (24,940)	$ (13,585,075)
Adjustments to reconcile net loss to net cash from operating activities:
- amortization of deferred finance fees	-	-	(33,300)
- depreciation	2,922	8,753	192,585
- non-cash interest and finance fees	23,839	35,117	99,239
- non-cash consulting fees	-	-	5,750
- non-cash license fees	-	-	10,500
- stock-based compensation	-	-	3,436,775
- non-cash gain on settlement of debts	-	(142,549)	(142,549)
- prepaid expenses, accounts receivable and deposits	1,218	(252,444)	(19,860)
- accounts payable	39,976	(25,893)	1,162,863
- research agreement obligations	(258,538)	-	413,994
NET CASH USED IN OPERATING ACTIVITIES	(355,289)	(350,170)	(8,407,261)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(1,972)	(196,200)
Pre reverse acquisition advances from GMC	-	-	250,000
Cash acquired on reverse acquisition of GMC	-	-	173,373
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	-	(1,972)	227,173

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on sale and subscriptions of common stock	-	1,162,064	7,055,605
Deferred finance fees	-	-	(198,181)
Convertible loan subscriptions received	-	-	60,000
Proceeds from convertible loans payable	485,000	-	985,000
Loans payable	-	-	136,245
Advances (to) from related parties	27,221	(8,212)	420,715

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	512,221	1,153,852	8,459,384

EFFECT OF EXCHANGE RATE CHANGES	684	54	(65,436)

NET INCREASE IN CASH	157,616	801,764	213,860

CASH, BEGINNING OF PERIOD	56,244	11,646	-

CASH, END OF PERIOD	$ 213,860 ===========	$ 813,410 ===========	$ 213,860 ===========

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ 8,133 ==========	$ - ===========	$41,244 ======
Taxes paid	$ - ===========	$ - ===========	$ - ===========

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with the instructions to Form 10-QSB/A of Regulation S-B. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

The fair value of the convertible promissory notes at issuance was estimated to be $450,000. This value was based on an estimated fair value interest rate on debt with comparable risk profiles of 20% per annum. As a result, the fair value of the equity component of this instrument (comprised of the common stock purchase warrants and the debt conversion feature) was estimated to be $50,000. The equity component was attributed entirely to the common stock purchase warrants and recorded as additional paid-in capital as the conversion feature did not have a beneficial intrinsic value and its fair value was otherwise determined not to be material. The Company will record a further interest expense over the term of the notes of $50,000 resulting from the difference between the stated and fair value interest rates such that the carrying value of the notes will be increased to the face value of $500,000 at maturity. To December 31, 2004, a further interest expense of $27,100 was accrued resulting in a carrying value of the notes of the notes at December 31, 2004 of $477,100.

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

GENEMAX CORP. (a development stage company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2006 (Unaudited)

NOTE 5 - CONVERTIBLE NOTES PAYABLE (continued)

2006 Convertible Note and Debenture Financing (continued)

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $205,579 as additional paid-in capital as the secured convertible notes were issued with an intrinsic value conversion feature. The $205,579 fair value was recorded as a deferred finance charge, of which $4,506 was amortized to interest and finance charges as of March 31, 2006.

Accordingly, the Company recorded $205,579 of beneficial conversion deferred interest expense, being the difference between the stated value and carrying value at the date of issuance. During the period $4,506 of this amount was expensed to operations. In addition, in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the warrants of $288,921 as additional paid-in capital. The Company will record further interest expense over the term of the secured convertible notes of $2,921 resulting from the difference between the stated value and carrying value at the date of issuance. The carrying value of the convertible notes will be accreted to the face value of $494,500 at maturity or the date of conversion. During the three months ended March 31, 2006, accrued interest of $877 has been included in accrued liabilities, and interest expense of $6,333 has been accreted increasing the carrying value of the convertible debentures to $212,789.

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

The following amounts have been incurred to these related parties:

	Three months ended March 31,
	2006	2005
Management fees (former CEO and former CFO)	$ 16,016	$ 34,321
Research and development (CSO)	25,972	14,274
	$ 41,988 ===========	$ 48,595 ===========

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

NOTE 7 - CAPITAL STOCK

During 2005 the Company completed a private placement financing of 9,068,301 units at a price of $0.15 per unit for gross proceeds of $1,360,245. Each unit is comprised of one common share and one-half of a common share purchase warrant. Each whole common share purchase warrant entitles the holder to acquire an additional common share of the Company for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date the Company completes an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. The Company paid finders' fees in connection with certain of the proceeds placed comprised of 8% of the cash placed and finders warrants for 5% of the units placed. The Company paid a total of $97,620 in cash finder's fees, $100,561 in legal and other issue costs and issued a total of 406,748 finder's warrants. The total fair value of the unit warrants and finder's warrants was estimated to be $116,206 and was recorded as additional paid-in capital.

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

Stock Options

The Company's stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2005	3,125,000	$ 0.57	5.43 years

Balance, March 31, 2006	3,125,000 ========	$ 0.56 ===========	5.18 years ========

Share Purchase Warrants

The Company's share purchase warrant activity is as follows:

	Number of warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2005	6,696,368	0.39	0.88 years
Issued	4,945,000	0.10
Balance, March 31, 2006	10,784,225 ========	$ 0.33 ===========	2.69 years ========

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

NOTE 9 - SUBSEQUENT EVENTS

Crucell Agreement Reinstatement

Subsequent to the end of the quarter, the Company negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 20, 2006l €123,590 (US$151,521) in connection with such reinstatement. Under the revised terms of the agreement, the Company will pay Crucell 12 monthly payments of €10,300 starting in May 2006 and a €75,000 annual license maintenance fee in order to keep the reinstated agreement in good standing.

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

The Company recorded interest and finance charges of $42,849 during the quarter ended March 31, 2006 (2005-nil), of which $23,839 was the result of non-cash fair value assessments regarding the Company's convertible debentures.

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

As a result of the above, during the quarter ended March 31, 2006 the Company recorded total expenses of $164,706, compared to total expenses of $24,940, for the quarter ended March 31, 2005.

Of the $164,706 incurred as operating expenses, the Company incurred an aggregate of $41,988 in fees payable to certain directors and/or private companies controlled by those directors of the Company pursuant to management and research and development agreements.

As a result of the above, the Company's net losses during the quarter ended March 31, 2006 were $164,706 or $0.01 per share as compared to a net loss of $24,940 or less than $0.01 per share during the quarter ended March 31, 2005. The increase in net loss is attributable primarily to the non-cash interest expense from fair value attributions relating to the Company's convertible debentures.

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

We have a history of operating losses.

We continue to incur losses and are will require additional financing to continue our operations. We have incurred operating losses and negative cash flow from operations for most of our history. Losses incurred since our inception have aggregated $13,585,075 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives. We believe that we will have sufficient cash to satisfy our needs for at least the next four to six months. We will need to raise additional capital, most likely via the sale of equity securities, to fund our operations. There can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all. Any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

None.

Item 3.   Defaults Upon Senior Securities

               Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

               Not Applicable.

Item 5.   Other Information

               Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K

The following exhibits are included with this Quarterly Report on Form 10-QSB/A:
Exhibit Number	Description of Exhibit
31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
GENEMAX CORP.
Per:	/s/ Denis Corin ________________________________________ Denis Corin, President, Chief Executive Officer, and Principal Executive Officer Date: May 24, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	/s/ Denis Corin ________________________________________ Denis Corin, President, Chief Executive Officer, and Principal Executive Officer Date: May 24, 2007
Per:	/s/ Patrick A. McGowan ________________________________________ Patrick A. McGowan, Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer Date: May 24, 2007