Form 10QSB/A
period 2006-06-30
GENEMAX CORP
filed 2007-05-31
CIK 1094038

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

__________

GENEMAX CORP.

Quarterly Report On Form 10-QSB/A

For The Quarterly Period Ended June 30, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A for the quarterly period ended June 30, 2006 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB/A for the year ended December 31, 2005.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited consolidated interim financial statements of GeneMax Corp. are included in this Quarterly Report on Form 10-QSB/A: These unaudited consolidated financial statements have been revised to correct an error for the recognition in full during the first quarter of 2006 of the beneficial conversion feature charge of $205,579 associated with the 2006 convertible debenture financing. The recognition of the interest charged should have been amortized to operations as interest expense from the transaction date through the first redemption date (or one year) in accordance with EITF 00-27.   At June 30, 2006 the correction of the timing recognition of the beneficial conversion feature resulted in an increase of $51,254 in interest expense. Accordingly, net loss for the period increased from $233,745 to $284,999. On a cumulative basis to June 30, 2006, after correction of the prior quarter charges, net loss decreased by $149,819 to $449,705 from $599,524 as previously reported. Basic and diluted loss per share were not impacted. These changes resulted in a reallocation of the net loss and non-cash interest and finance fees components of cash flows from operating activities but had no impact on total cash flows from operations.

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

STOCKHOLDERS' DEFICIT

Capital stock (Note 7)

Common stock, $0.001 par value, 50,000,000 shares authorized

29,172,176 shares issued and outstanding

29,172

29,172

Additional paid-in capital

11,732,069

11,237,569

Deferred finance charges

(149,819)

-

Deficit accumulated during the development stage

(13,870,074)

(13,420,369)

Accumulated other comprehensive loss

(71,245)

(66,120)

(2,329,897)

(2,219,748)

 $       167,700
==========

 $           89,859
===========

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended
June 30,

Six months ended
June 30,

July 27, 1999 (inception) to June 30,

2006

2005

2006

2005

2006

INTEREST INCOME

$ -

$ 2,846

$ -

$ 2,846

$ 30,530

EXPENSES

Consulting fees

3,575

2,193

3,575

14,088

661,898

Consulting fees - stock-based

-

-

-

-

2,824,775

Depreciation

2,700

8,916

5,622

17,669

195,285

Gain on settlement of debts

(28,813)

-

(28,813)

(142,549)

(171,362)

Interest and finance charges

151,591

-

194,440

-

311,257

Management fees and salaries

34,262

45,444

50,278

79,765

1,161,900

Office and general

2,574

63,284

15,418

124,793

1,604,050

Professional fees

62,984

94,973

121,997

124,404

1,714,413

License fees

5,000

-

5,000

-

516,222

Research and development

48,633

235,105

76,315

250,099

4,011,410

Research and development - stock-based

-

-

-

-

612,000

Transfer agent

2,390

11,648

5,720

12,925

250,691

Travel

103

970

153

6,279

208,065

284,999

462,533

449,705

487,473

13,900,604

NET LOSS

 $       (284,999)
===========

 $       (459,687)
===========

 $       (449,705)
===========

 $       (484,627)
===========

 $  (13,870,074)
===========

Basis and Diluted Net Loss per Share

 $              (0.01)
===========

 $              (0.02)
===========

 $              (0.02)
===========

 $            (0.02)
==========

 Weighted Average Common Shares
Outstanding - Basic and Diluted

29,172,176
========

 27,268,332
=========

29,172,176
=========

27,268,332
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

-

-

288,921

Amortization of deferred finance charges

-

-

-

55,760

-

-

55,760

Net loss

-

-

-

-

(449,705)

-

(449,705)

Currency translation adjustment

-

-

-

-

-

(5,125)

(5,125)

Balance, June 30, 2006 (Unaudited)

 29,172,176
========

 $       29,172
=========

 $ 11,732,069
=========

 $ (149,819)
========

 $(13,870,074)
==========

 $        (71,245)
==========

 $(2,329,897)
=========

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30

July 27, 1999 (inception) to June 30,

2006

2005

2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$ (449,705)

$ (484,627)

$ (13,870,074)

Adjustments to reconcile net loss to net cash from operating activities:

- amortization of deferred finance fees

-

-

(33,300)

- depreciation

5,773

17,669

195,436

- non-cash interest and finance fees

151,458

66,617

226,858

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

82,519

(15,252)

476,013

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

878,019

1,146,812

8,825,182

EFFECT OF EXCHANGE RATE CHANGES

(5,125)

15,276

(71,245)

NET INCREASE IN CASH

76,729

190,974

132,973

CASH, BEGINNING OF PERIOD

56,244

11,646

-

CASH, END OF PERIOD

 $        132,973
===========

 $        202,620
===========

 $        132,973
===========

SUPPLEMENTAL DISCLOSURES:

Interest paid

 $           12,133
===========

 $                    -
===========

 $       45,244
=========

Taxes paid

 $                    -
===========

 $                    -
===========

 $                    -
===========

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

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with the instructions to Form 10-QSB/A and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 4 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

 June 30,
2006

December 31, 2005

(unaudited)

Office furniture and equipment

$10,425

$10,425

Laboratory equipment

183,803

183,803

Computer equipment

1,972

1,972

196,200

196,200

Less: accumulated depreciation

(195,436)

(189,663)

 $       764
=======

 $     6,537
========

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

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $205,579 as additional paid-in capital as the secured convertible notes were issued with an intrinsic value conversion feature. The $205,579 fair value was recorded as a deferred finance charge, of which $55,760 was amortized to interest and finance charges as of June 30, 2006.

Accordingly, the Company initially deferred $205,579 of interest expense associated with the beneficial conversion feature, being the difference between the stated value and carrying value at the date of issuance. The $205,579 fair value was recorded as a deferred finance charge which is being charged to operations over the one year term of the convertible promissory notes unless the notes are converted prior to the redemption date, at which time the unamortized balance would be recognized in full. During the six months ended June 30, 2006 $55,760 was amortized to interest and finance charges.

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

Six months ended June 30,

2006

2005

Management fees (former CEO and former CFO)

$ 50,278

$ 77,387

Research and development (CSO)

54,792

38,930

 $        105,250
===========

 $        115,777
===========

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
=======

$0.56
====

4.94 years
========

Share Purchase Warrants

The Company's share purchase warrant activity is as follows:

 Number of
Warrants

 Weighted
Average
Exercise Price

 Weighted
Average
Remaining Life

Balance, December 31, 2005

6,696,368

$0.39

0.88 years

Issued

4,945,000

$0.10

Expired

(1,755,470)

$0.61

Balance, June 30, 2006 (unaudited)

 9,885,898
=======

 $0.33
=====

 2.67 years
========

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

Results of Operations

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

The following table sets out our consolidated loss for the periods indicated:

Six months ended
June 30,

2006

2005

INTEREST INCOME

$ -

$ 2,846

EXPENSES

Consulting fees

3,575

14,088

Consulting fees - stock-based

-

-

Depreciation

5,622

17,669

Gain on settlement of debts

(28,813)

(142,549)

Interest and finance charges

194,440

-

Management fees and salaries

50,278

79,765

Office and general

15,418

124,793

Professional fees

121,997

124,404

License fees

5,000

-

Research and development

76,315

250,099

Research and development - stock-based

-

-

Transfer agent

5,720

12,925

Travel

153

6,279

449,705

487,473

NET LOSS

 $        (449,705)
===========

 $        (484,627)
===========

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

The Company recorded interest and finance charges of $194,440 during the six months ended June 30, 2006 (2005-Nil), of which $151,458 was the result of non-cash fair value assessments regarding the Company's convertible debentures. No such financings existed in the prior period of 2005.

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

As a result of the above, during the six months ended June 30, 2006 the Company recorded total expenses of $449,705, compared to total expenses of $487,473 for the six months ended June 30, 2005.

Of the $449,705 incurred as operating expenses, the Company recorded an aggregate of $136,494 in fees payable to certain directors and/or private companies controlled by those directors of the Company pursuant to management services provided and existing research and development agreements.

As a result of the above, the Company's net losses during the six months ended June 30, 2006 were $449,705 or $0.02 per share as compared to a net loss of $484,627 or $0.02 per share during the six months ended June 30, 2005.

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

We have a history of operating losses.

We continue to incur losses and are will require additional financing to continue our operations.  We have incurred operating losses and negative cash flow from operations for most of our history.  Losses incurred since our inception have aggregated $13,870,074 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  We believe that we will have sufficient cash to satisfy our needs for at least the next four to six months. We will need to raise additional capital, most likely via the sale of equity securities, to fund our operations.  There can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all.  Any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants. If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

GENEMAX CORP.

/s/ Denis Corin
____________________________________

 Denis Corin
President, Chief Executive Officer, and Principal Executive Officer
Date:  May 24, 2007.

 /s/ Patrick A. McGowan
____________________________________

 Patrick A. McGowan
Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Date: May 24, 2007.

__________