Form 10QSB/A
period 2006-09-30
GENEMAX CORP
filed 2007-05-31
CIK 1094038

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

__________

GENEMAX CORP.

Quarterly Report On Form 10-QSB/A

For The Quarterly Period Ended September 30, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A for the quarterly period ended September 30, 2006 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB/A for the year ended December 31, 2005.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited consolidated interim financial statements of GeneMax Corp. are included in this Quarterly Report on Form 10-QSB/A: These unaudited consolidated financial statements have been revised to correct an error in the prior recognition during the quarter ended March 31, 2006 of a beneficial conversion feature charge in the amount of $205,579 associated with the 2006 convertible debenture financing. The recognition of the interest charged should have been amortized to operations as interest expense from the transaction date through the first redemption date (or one year) in accordance with EITF 00-27.   For the quarter ended  September 30, 2006 the correction of the timing recognition of the beneficial conversion feature resulted in an increase of $51,817 in interest expense increasing the loss from $420,447 to $472,264 . On a cumulative basis to September 30, 2006, after adjusting prior period within the year, the reported loss to date decreased by $98,002 from $1,019,971  to $921,969. Loss per share was not significantly impacted. These changes resulted in a reallocation of the net loss and non-cash interest and finance fees components of cash flows from operating activities but had no impact on total cash flows from operations.

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

Stockholders' Deficit

Capital stock (Note 7)

Common stock, $0.001 par value, 50,000,000 shares authorized

29,172,176 shares issued and outstanding

29,172

29,172

Additional paid-in capital

11,732,069

11,237,569

Deferred finance charges

(98,002)

-

Deficit accumulated during the development stage

(14,342,338)

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

Interest and finance charges

143,677

-

338,117

-

454,934

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

3,523

150

9,802

208,062

472,264

312,400

921,969

799,873

14,372,868

Net Loss

$ (472,264)

$ (311,635)

$ (921,969)

$ (796,262)

$ (14,342,338)

Basic and Diluted Net Loss per Share

 $(0.02)

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

Amortization of deferred finance charges

-

-

-

107,577

-

-

107,577

Net loss

-

-

-

-

(921,969)

-

(1,019,971)

Currency translation adjustment

-

-

-

-

-

(10,330)

(10,330)

Balance, September 30, 2006 (Unaudited)

29,172,176

$ 29,172

$ 11,732,069

$ (98,002)

$(14,342,338)

$ (76,450)

$(2,755,549)

The accompanying notes are an integral part of these consolidated financial statements.

GENEMAX CORP.

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30

July 27, 1999 (inception) to September 30,

2006

2005

2006

Cash Flows from Operating Activities

Net loss

$ (921,969)

$ (796,262)

$ (14,342,338)

Adjustments to reconcile net loss to net cash used in operating activities:

Amortization of deferred finance fees

-

-

(33,300)

Depreciation

6,125

18,341

195,788

Non-cash interest and finance fees

276,099

79,617

351,499

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

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company recognized the value of the embedded beneficial conversion feature of $205,579 as additional paid-in capital as the secured convertible notes were issued with an intrinsic value conversion feature.  The $205,579 fair value was recorded as a deferred finance charge, of which $107,577 was amortized to interest and finance charges as of September 30, 2006. The $205,579 fair value was recorded as a deferred finance charge which is being charged to operations over the one year term of the convertible promissory notes unless the notes are converted prior to the redemption date, at which time the unamortized balance would be recognized in full. During the nine months ended September 30, 2006, $107,577 was amortized to operations and charged as interest and finance charges.

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

Operating Expenses:          General and administrative expenses of $472,264 during the three months ended September 30, 2006 increased $159,864, or 51%, over the same period ended September 30, 2005. Significant changes in operating expenses are outlined as follows:

  Consulting fees increased to $77,451 during the three months ended September 30, 2006 from $4,616 during the three months ended September 30, 2005, due primarily to a new corporate development services agreement with Cabela Ventures S.A.

  Interest and finance charges increased to $143,677 during the three months ended September 30, 2006 from $Nil during the three months ended September 30, 2005 due to accrued interest and accretion of the discount on convertible debt.

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

Net Loss:          The Company experienced a $472,264 net loss during the three months ended September 30, 2006 which was $160,629, or 52%, more than the three months ended September 30, 2005. The increase resulted primarily from interest on convertible notes as well as consulting, licence fee and management fee accruals which was partially offset by lower levels of administrative and lab activity.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Revenues:          Interest income of $Nil during the nine months ended September 30, 2006 decreased $3,611 from the same period ended September 30, 2005. The Company did not maintain any interest bearing deposits during the current fiscal year.

Operating Expenses:          General and administrative expenses of $921,969 during the nine months ended September 30, 2006 increased $122,096, or 15%, over the same period ended September 30, 2005. Significant changes in operating expenses are outlined as follows:

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

  Interest and finance charges increased to $338,117 during the nine months ended September 30, 2006 from $Nil during the nine months ended September 30, 2005, due to interest charged on the beneficial conversion feature of a convertible note, accrued interest and accretion of the discount on convertible notes.

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

Net Loss:          The Company experienced a $921,969 net loss during the nine months ended September 30, 2006 which was $125,707, or 16%, more than the nine months ended September 30, 2005. The increase resulted primarily from the increase in interest charges related to convertible notes, accrued consulting, licence fees and management fees, and a decrease in gains on settlement of debt, which was partially offset by significantly lower levels of corporate and lab activity.

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
Date:  May 24, 2007.

 /s/ Patrick A. McGowan
__________________________________

 Patrick A. McGowan
Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Date: May 24, 2007.

__________