Form 10QSB
period 2007-06-30
TAPIMMUNE INC
filed 2007-08-14
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒
         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

☐
         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-27239

TAPIMMUNE INC.

(Name of small business issuer in its charter)

NEVADA

88-0277072

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

 Unit 2, 3590 West 41st Avenue,
Vancouver, British Columbia, Canada

V6N 3E6

(Address of principal executive offices)

(Zip Code)

(604) 264-8274

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

As of August 10, 2007, the Company had 23,402,681 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  ☐
   No  ☒

__________

TAPIMMUNE INC.

(formerly GeneMax Corp.)

QUARTERLY REPORT ON FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended June 30, 2007 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB for the year ended December 31, 2006.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

The following unaudited consolidated interim financial statements of TapImmune Inc. are included in this Quarterly Report on Form 10-QSB:

Description

Page

Consolidated Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006

4

Consolidated Statements of Operations for the Three Months Ended June 30, 2007 and 2006, for the Six Months Ended June 30, 2007 and 2006, and for the Period from July 27, 1999 (Date of Inception) to June 30, 2007 (Unaudited)

5

Consolidated Statement of Stockholders' Deficit as of June 30, 2007 (Unaudited)

6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2007 (Unaudited)

7

Notes to the Consolidated Financial Statements (Unaudited)

8

TAPIMMUNE INC.

(formerly GeneMax Corp.)

(a development stage company)

CONSOLIDATED BALANCE SHEETS

 June 30,
2007

 December 31,
2006

(Unaudited)

ASSETS

Current Assets

Cash

$44,556

$120,436

Prepaid expenses and other receivables

59,852

33,734

104,408

154,170

Furniture and Equipment, net (Note 3)

19,734

166

$124,142

$154,336

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities

$763,871

$889,395

Research agreement obligations (Note 4)

82,796

151,066

Convertible notes payable (Note 5)

100,000

629,592

Convertible note subscriptions received (Note 5)

-

1,086,000

Due to related parties (Note 6)

20,951

444,613

967,618

3,200,666

Commitments and Contingencies (Notes 1, 4, 5, and 6)

Stockholders' Deficit

Capital stock (Note 7)

Common stock, $0.001 par value, 80,000,000 shares authorized

23,402,681 shares issued and outstanding (2006 - 11,668,870)

23,403

11,669

Additional paid-in capital

16,139,806

11,749,572

Deferred finance charges

-

(46,250)

Deficit accumulated during the development stage

(16,954,445)

(14,724,756)

Accumulated other comprehensive loss

(52,240)

(36,565)

(843,476)

(3,046,330)

$124,142

$154,336

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(formerly GeneMax Corp.)

(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 Three Months Ended
June 30,

 Six Months Ended
June 30,

 July 27, 1999
(inception) to
June 30,

2007

2006

2007

2006

2007

Interest Income

$ -

$ -

$ -

$ -

$30,530

General and Administrative Expenses

Consulting fees

3,412

3,575

59,307

3,575

873,037

Depreciation

1,046

2,700

1,542

5,622

197,576

Interest and finance charges (Note 5)

(33,339)

151,591

1,101,395

194,440

1,664,810

License fees

14

5,000

2,941

5,000

611,113

Gain on settlement of debts

-

(28,813)

-

(28,813)

(173,010)

Management fees and salaries

63,244

34,262

113,876

50,278

1,408,317

Office and general

11,446

5,067

31,762

21,291

2,106,792

Professional fees

87,861

62,984

155,334

121,997

1,987,766

Research and development

57,928

48,633

143,518

76,315

4,251,785

Stock-based compensation (Note 8)

620,014

-

620,014

-

4,056,789

811,626

284,999

2,229,689

449,705

16,984,975

Net Loss

$ (811,626)

$ (284,999)

$(2,229,689)

$ (449,705)

$ (16,954,445)

Basic and Diluted Net Loss per Share

$ (0.04)

$ (0.02)

$ (0.12)

$ (0.04)

 Weighted Average Number of
Common Shares Outstanding

20,527,572

11,668,870

18,184,980

11,668,870

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(formerly GeneMax Corp.)

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Common Stock

Additional

Deferred

 Deficit
Accumulated
During the

 Accumulated
Other

 Number of
shares

Amount

 Paid-in
Capital

 Finance
Charges

 Development
Stage

 Comprehensive
Loss

Total

Balance, December 31, 2006

11,668,870

$11,669

$11,749,572

$(46,250)

$(14,724,756)

$(36,565)

$(3,046,330)

Issued for cash at $0.25 per share

2,180,000

2,180

542,820

-

-

-

545,000

 Issued on the conversion of 2006
convertible notes at $0.25 per share

1,978,000

1,978

492,522

-

-

-

494,500

 Issued on the conversion of 2007
convertible notes at $0.25 per share

4,064,000

4,064

1,011,936

-

-

-

1,016,000

 Issued on the conversion of accounts payable and
related party debt at $0.25 per share

2,911,812

2,912

725,041

-

-

-

727,953

 Issued for finance charges on the 2007
convertible notes

600,000

600

149,400

-

-

-

150,000

Financing charges

-

-

(167,500)

-

-

-

(167,500)

 Fair value of beneficial conversion feature
of 2007 convertible notes

-

-

358,906

-

-

-

358,906

 Fair value of warrants issued in connection
with 2007 convertible notes

-

-

657,094

-

-

-

657,094

Stock-based compensation

-

-

620,014

-

-

-

620,014

Amortization of deferred finance charges

-

-

-

46,250

-

-

46,250

Net loss

-

-

-

-

(2,229,689)

-

(2,229,689)

Currency translation adjustment

-

-

-

-

-

(15,675)

(15,675)

Balance, June 30, 2007 (Unaudited)

23,402,682

$23,403

$16,139,806

$ -

$(16,954,445)

$(52,240)

$(843,476)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(formerly GeneMax Corp.)

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

Six Months Ended June 30,

 July 27, 1999
(inception) to
June 30,

2007

2006

2007

Cash Flows from Operating Activities

Net loss

$(2,229,689)

$(449,705)

$(16,954,445)

 Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation

1,542

5,773

197,576

Gain on settlement of debts

-

(28,813)

(173,010)

Non-cash interest and finance fees

1,127,158

151,458

1,603,233

Non-cash consulting and license fees

-

-

16,250

Stock-based compensation

620,014

-

4,056,789

Convertible debenture costs

-

-

51,817

Changes in operating assets and liabilities:

Prepaid expenses and other receivables

(26,118)

(6,885)

(53,852)

Accounts payable and accrued liabilities

34,476

(37,106)

1,185,780

Research agreement obligations

(68,270)

(430,887)

82,796

Advances from related parties

144,291

82,519

779,429

Net Cash Used in Operating Activities

(396,596)

(713,646)

(9,207,637)

Cash Flows from Investing Activities

Purchase of furniture and equipment

(21,110)

-

(217,310)

Cash acquired on reverse acquisition

-

-

423,373

Net Cash (Used in) Provided by Investing Activities

(21,110)

-

206,063

Cash Flows from Financing Activities

Proceeds from the issuance of common stock

475,001

461,000

9,111,106

Finance charges

(17,500)

-

(248,981)

(Repayments of) proceeds from convertible notes

(100,000)

334,500

100,000

Proceeds from loans payable

-

-

136,245

Net Cash Provided by Financing Activities

357,501

795,500

9,098,370

Effect of Exchange Rate Changes

(15,675)

(5,125)

(52,240)

Net (Decrease) Increase in Cash

(75,880)

76,729

44,556

Cash, Beginning of Period

120,436

56,244

-

Cash, End of Period

$44,556

$132,973

$44,556

Supplemental Disclosures:

Interest paid

$9,570

$12,133

Income taxes paid

$ -

$ -

 Non-cash investing and financing activities:
Refer to Notes 5, 6 and 7.

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(formerly GeneMax Corp.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

Note 1:       Nature of Operations and Basis of Presentation

On May 9, 2002, TapImmune Inc. ("TPIM" or the "Company"), a Nevada corporation entered into a letter of intent to acquire 100% of the issued and outstanding common shares of GeneMax Pharmaceuticals Inc. (a development stage company) ("GPI").  GPI is a private Delaware company incorporated July 27, 1999 which has a wholly-owned subsidiary, GeneMax Pharmaceuticals Canada Inc. ("GPC"), a private British Columbia company incorporated May 12, 2000.  GPI is a development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

On June 28, 2007, the Company approved a name change to TapImmune Inc. and completed a reverse stock split by the issuance of one (1) new share for each two and one-half (2.5) outstanding shares of the Company's common stock.

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at June 30, 2007, the Company has a working capital deficiency of $863,210, a capital deficiency of $843,476 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, satisfy certain debt obligations and ultimately on generating future profitable operations.  Costs relating to future clinical trials of the Company's cancer immunotherapy vaccine are planned as part of normal product development and advancement.  Since internally generated cash flow will not fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements.  The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in its clinical trials, obtaining regulatory approvals and pursuing further patent protections and the timing and costs of its commercialization activities.

The Company underwent management changes in 2006 and is addressing going concern remediation through raising additional sources of capital for operations, restructuring and retiring debt through conversion to equity and debt settlement arrangements with creditors.  Management's plans are intended to return the company to financial stability and improve continuing operations.  The Company continues to raise capital through private placements and loans to meet immediate working capital requirements.  Management expects to be able to complete restructuring plans and expand programs including entering clinical trials for its lead TAP (transporters of antigen processing) cancer vaccine and infectious disease adjuvant.  These measures, if successful, will contribute to reducing the risk of going concern uncertainties for the Company over the next eighteen to twenty-four months.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conform with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company recorded $620,014 in stock-based compensation during the six months ended June 30, 2007 as opposed to $nil during the six months ended June 30, 2006 (refer to Note 7).

Note 3:       Furniture and Equipment

Furniture and equipment consisted of the following at:

 June 30,
2007

 December 31,
2006

(Unaudited)

Computer equipment

$3,217

$1,972

Laboratory equipment

200,507

183,803

Office furniture and equipment

13,586

10,425

217,310

196,200

Less: accumulated depreciation

(197,576)

(196,034)

$19,734

$166

Note 4:       Research Agreements and Commitments

University of British Columbia ("UBC")

Effective September 14, 1999, GPI entered into an Option Agreement ("Option") whereby UBC granted GPI an option to obtain a world-wide license from UBC providing GPI the exclusive license rights to certain patented and unpatented cancer immunotherapy technologies originally invented and developed by UBC.  The license will terminate after 15 years or upon the expiration of the last patent obtained relating to the licensed technology.  The cost of obtaining any patents is the responsibility of GPI.  The technology remains the property of UBC, however, it may be utilized and improved by GPI.  Concurrent with the execution of the license, the head researcher at UBC became a director of GPI.

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

During the quarter ended March 31, 2004, the Company entered in to an exclusive worldwide license agreement with UBC for the use of a specific assay technology intended to be used to screen and select new drugs that regulate immune responses.  The term of the license is for the longer of 20 years or the last expiry of a patent obtained in connection with the technology.  In consideration for the license, the Company issued to UBC 10,000 restricted shares of common stock with a fair value of $10,000 and must pay an annual maintenance fee of CAN $500 and all costs required to obtain any patents related thereto.

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

    CAN $50,000 (paid); and

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

On December 18, 2006, the Company and UBC negotiated an extension of the Settlement.  Under the terms of the extension, the Company made the following payments to UBC:

    CAN $72,177 on or before December 31, 2006;

    CAN $72,178 plus accrued interest of $3,362 on or before March 20, 2007; and

    CAN $72,178 plus accrued interest of $1,423 on or before May 31, 2007.

As of May 31, 2007 the Company completed its obligation with UBC and the technology assignment and transfer is expected to be completed in the subsequent fiscal quarter.

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

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had six months to remedy the unpaid option maintenance payments of $236,880 (€200,000) owing as at December 31, 2005.  On November 16, 2005, Crucell provided notice of termination by default due the Company's failure to remedy the default within the required six month period.  In May 2006, the Company negotiated a reinstatement of the original research and license option agreement with Crucell and paid Crucell on April 20, 2006 €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company will pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing. At June 30, 2007, $82,796 has been included in research agreement obligations for the Crucell agreement and is outstanding under the terms of the agreement.

Molecular Medicine BioServices, Inc. ("Molecular Medicine") - Production Service Agreement

Effective March 18, 2003, Molecular Medicine and GMC entered into a production service agreement ("PSA"), as amended on August 29, 2003, whereby Molecular Medicine will produce the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product.  The product will incorporate the Crucell vector and the Company's TAP1 gene.  Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs.  The Company was in breach of its contractual obligations with Molecular Medicine in respect of payment of $15,000 for Phase I of the project.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the Company has a non-refundable credit of approximately $78,000 with Molecular Medicine to be applied towards future vaccine production.  The Company is uncertain to what extent the payments made in advance to Molecular Medicine will be used, and all amounts paid have been expensed in the financial statements.

Operating Lease

In March 2007, the Company entered into a laboratory lease that expires in February 2012.  The terms of the operating lease agreement require the Company to make minimum monthly payments of approximately $2,185 (CAN $2,520).

Combined Research and Operating Obligations

The Company has obligations under these agreements that expire between August 2008 and February 2012.  The aggregate minimum annual payments for the periods ending June 30 are as follows:

2008

$127,620

2009

127,620

2010

26,220

2011

26,220

2012

17,480

$325,160

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

During the six months ended June 30, 2007, the Company repaid $100,000 towards the convertible note principal.  At June 30, 2007, interest expense of $7,584 (2006 - $47,011) is included in accrued expenses on the unpaid principal balance of $100,000.

2006 Convertible Note and Debenture Financing

On March 23, 2006, the Company completed a convertible debenture financing of $494,500 for which the Company has issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year.  If not converted, the notes would be due one year from the date of loan advance.  The unpaid amount of principal and accrued interest could be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.10 per convertible unit.  Each convertible unit, upon conversion, is comprised of one common share of the Company and, without conversion, one non-transferable and detached share purchase warrant of the Company, issuable and exercisable without conversion.

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

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has charged the beneficial conversion feature to operations.  In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values.  Accordingly, the Company recognized the relative fair value of the warrants of $288,921 as a component of stockholders' deficit.  The Company recorded further interest expense over the term of the secured convertible notes of $64,908 resulting from the difference between the fair value and carrying value at the date of issuance.  The carrying value of the convertible notes was accreted to the face value of $494,500 at conversion.  During the six months ended June 30, 2007 all of the notes were converted at $0.10 per share resulting in the issue of 4,945,000 (pre reverse stock split) shares of the Company's common stock.  Additionally, interest expense of $64,908 has been accreted increasing the carrying value of the convertible debentures to $494,500 immediately prior to the conversion, and accrued interest of $35,333 was reversed as it was relinquished when converted to equity.

2007 Convertible Note and Debenture Financing

On February 12, 2007, the Company completed a convertible debenture financing of $1,016,000 for which the Company issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year.  If not converted, the notes would be due one year from the date of loan advance.  The unpaid amount of principal and accrued interest may be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.25 per convertible unit.  Each convertible unit, upon conversion, is comprised of one common share of the Company and, without conversion, one non-transferable and detached share purchase warrant of the Company, issuable and exercisable without conversion.  The warrants forming part of the convertible units are detachable from any conversion and non-transferable, and each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year; and $1.00 per share during the fifth year.  The Company had the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of the Company's shares).  Subscriptions from this financing totaling $1,016,000 were received prior to December 31, 2006.  During the six months ended June 30, 2007 all of the notes were converted at $0.25 per share resulting in the issue of 4,064,000 shares of the Company's common stock.

As part of this financing, the Company was required to pay 600,000 units, which represents one common share of the Company and one non-transferable and detached share purchase warrant, as a finder's fee (refer to Note 7).

The Company recognized the estimated fair value of the embedded beneficial conversion feature of $358,906 as additional paid-in capital as the secured convertible notes were issued with an intrinsic value.  In addition, the Company estimated the fair value of the detachable warrants based the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of  0%, and an expected volatility of 83%.  Accordingly, the Company recognized the relative fair value of the warrants of $657,094 as charge to interest and finance charges.

Note 6:       Related Party Transactions

During 2004, the Company entered into a new consulting agreement with the Company's then Chief Scientific Officer ("CSO") for a term ending December 31, 2007 at an amount of CAN$10,000 per month.  The Company has also agreed to grant to the CSO options to acquire up to 2,500,000 (pre reverse stock split) shares of the Company's common stock at a price to be determined, subject to further approvals.  In addition, the CSO agreed to settle all amounts due from the Company totaling $92,200 in exchange for 452,100 (pre reverse stock split) shares of the Company's common stock.  On June 8, 2007 a cumulative balance outstanding of $360,929 was settled with the issuance of 1,443,716 shares of the Company's common stock at a value of $0.25 per share (refer to Note 7).

During the six months ended June 30, 2007, the Company had transactions with certain officers and directors of the Company as follows:

    incurred $113,876 in management fees and recorded an additional $456,014 in stock based compensation expense (refer to Notes 7 and 8);

    incurred $59,815 in research and development fees, $6,572 of which was paid to a direct family member of a current officer; and

    incurred $4,406 in consulting fees paid to a company controlled by a direct family member of a current director.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

As of June 30, 2007, the Company has total commitments remaining relating to the management agreement with the Principle Scientist for the period ending December 31, 2007 of approximately $56,423.

On June 8, 2007 the Company issued 2,271,812 shares of common stock pursuant to the conversion of $567,953 in related party debt (refer to Note 7).  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Note 7:       Capital Stock

The authorized capital of the Company consists of 200,000,000 (pre reverse stock split) common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value.  On March 27, 2007, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock.  On June 28, 2007, the company completed a reverse stock split thereby issuing 1 new share for each 2.5 outstanding shares of the Company's common stock.  Accordingly, the Company's authorized share capital was decreased from 200,000,000 common shares to 80,000,000 common shares.  As of June 30, 2007, no preferred shares have been issued.

2007 Capital Transactions

Immediately following the completion of the 2007 convertible note and debenture financing on February 12, 2007, the Company issued the following:

    1,978,000 shares of common stock pursuant to the conversion of the $494,500 convertible debenture financing issued on March 23, 2006,

    4,064,000 shares of common stock pursuant to the conversion of the $1,016,000 convertible debenture financing issued on February 12, 2007, and

    1,900,000 shares of common stock pursuant to a private placement financing of 1,900,000 units at a price of $0.25 per unit for gross proceeds of $475,000.  Each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year; and $1.00 per share during the fifth year.

On June 8, 2007 the Company issued 280,000 shares of common stock pursuant to a private placement financing of 280,000 units at a price of $0.25 per unit for gross proceeds of $70,000.  Each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year; and $1.00 per share during the fifth year.

On June 8, 2007 the Company issued 2,911,812 shares of common stock at $0.25 per share pursuant to the conversion of $567,953 in related party debt and $160,000 in accounts payable.

On June 8, 2007 the Company issued 600,000 shares of common stock at $0.25 per share as finders' fees in conjunction with the February 12, 2007 convertible debenture.  Each unit is comprised of one common share at a price of $0.25 per unit and one non-transferable share purchase warrant.  Each such warrant entitles the holder to purchase on additional common shares of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year, and $1.00 per share during the fifth year.

2002 Stock Option Plan

As of June 30, 2007 the 2002 Stock Option Plan has been cancelled and no options remain issuable or outstanding under the Plan.

2007 Stock Incentive Plan

On June 8, 2007, the Board of Directors of the Company approved the adoption of a stock option plan (the "2007 Plan") allowing for the granting of 6,400,000 options to directors, officers, employees and consultants of the Company and its subsidiaries.  Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.  Options and incentive stock options granted under the Plan may have vesting requirements as determined by the Board of Directors.  At June 30, 2007, 80,000 stock options remain available under the Plan.

On June 8, 2007, a total of 6,320,000 stock options were granted to employees, consultants, and officers at an exercise price of $0.25 per share.  The term of these options is ten years.  The fair value of these options at the date of grant of $1,264,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 83%.  The vested portion of the value of these options, being $620,014, has been recorded as stock based consulting and management fees in the period.

At June 30, 2007, 200,000 stock options remain available under the 2007 Plan.

The Company's stock option activity during the period is as follows (adjusted for the reverse stock split):

 Number of
Options

 Weighted Average
Exercise Price

 Weighted Average
Remaining Life

Balance, December 31, 2006

1,240,000

$1.37

4.47 years

Granted

6,320,000

$0.25

4.94 years

Cancelled

(1,240,000)

-

-

Balance, June 30, 2007 (Unaudited)

6,320,000

$0.25

4.94 years

Share Purchase Warrants

The Company's share purchase warrant activity is as follows (adjusted for the reverse stock split):

 Number of
Warrants

 Weighted Average
Exercise Price

 Weighted Average
Remaining Life

Balance, December 31, 2006

3,954,359

$0.72

2.16 years

Issued

6,844,000

$0.25

4.67 years

Expired

(1,976,359)

-

-

Balance, June 30, 2007 (Unaudited)

8,822,000

$0.25

4.45 years

Note 8:       Stock-based Compensation

Stock based compensation for the six months ended June 30, 2007 includes the following:

Six Months Ended June 30,

 July 27, 1999
(inception) to
June 30,

2007

2006

2007

(Unaudited)

(Unaudited)

(Unaudited)

Consulting fees, stock-based

$164,000

$ -

$2,988,775

Management fees, stock-based

456,014

-

456,014

Research and development, stock-based

-

-

612,000

$620,014

$ -

$4,056,789

Note 9:       Income Taxes

There were no significant temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carry forwards amounting to approximately $11,350,000 (December 31, 2006 - $10,800,000) which may be available to reduce future year's taxable income.  These carry forwards will expire, if not utilized, commencing in 2008.  Management believes that the realization of the benefits from these deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses.  Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Note 10:      Subsequent Events

On July 4, 2007 the Company entered into a 90-day agreement for web services with a consultant.  The consultant will provide advertising services for distribution of company information.  Under the terms of the agreement, the Company paid a retainer of $10,000 in two installments and agreed to issue 100,000 shares of restricted common stock.

On July 13, 2007 the Company received funding of $100,000 and issued a $100,000 promissory note to New Paradigm Capital Ltd. (the "Lender").  The promissory note matures on September 28, 2007 and bears interest at 12% per annum.  As partial consideration for the promissory note, the Company agreed to issue to the Lender, as fully paid and non-assessable, 100,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.30 per Warrant Share and for an exercise period of up to one year from the issuance date.

__________

Item 2.       Management's Discussion and Analysis

As used in this Quarterly Report: (i) the terms "we", "us", "our", "TapImmune" and the "Company" mean TapImmune Inc. and its wholly owned subsidiary, GeneMax Pharmaceuticals Inc. which wholly owns GeneMax Pharmaceuticals Canada Inc., unless the context otherwise requires; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended June 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended June 30, 2007 included in this quarterly report, as well as our Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

In August 2004 the CRA expired and could not be continued because the Company lacked the financial resources.  However, UBC did not terminate the research activities and research and development continued at UBC through December 2004 on the understanding that the expenses incurred would be paid once the Company received further financing or would be incorporated into the terms of a new agreement.  As of December 31, 2004, outstanding debt of TapImmune to UBC incurred pursuant to this arrangement was approximately $803,953.

In December 2005, we signed a letter of intent with UBC whereby all existing financial claims by UBC would be satisfied in consideration of UBC providing TapImmune with an option to acquire outright all of UBC's right title and interest in the technologies licensed to TapImmune.  The letter of intent was followed by the completion of a definitive agreement on January 24, 2006.

Under the terms of the agreement we are obligated to pay UBC $479,975 (CAN$ 556,533) as follows:

    $42,992 (CAN$50,000) (paid); and

    $258,538 (CAN$300,000) by March 31, 2006 (paid); and

    $178,445 (CAN$206,533) on or before December 31, 2006; with the understanding that, should we complete an aggregate private and/or public financing of $1,719,690 (CAN$2,000,000) before December 31, 2006, this payment shall become immediately due and payable to UBC.

Under the terms of the agreement, we are also obligated to pay any other costs or expenses which may be due and owing by TapImmune to UBC under the license agreements and the CRA as at the effective date which, in the aggregate, shall not exceed $8,598 (CAN$10,000).

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

On December 18, 2006, the Company and UBC negotiated an extension of the Settlement.  Under the terms of the extension, the Company made the following payments to UBC:

    CAN $72,177 on or before December 31, 2006;

    CAN $72,178 plus accrued interest of $3,362 on or before March 20, 2007; and

    CAN $72,178 plus accrued interest of $1,423 on or before May 31, 2007.

As of May 31, 2007 the Company completed its obligation with UBC and the technology assignment and transfer is expected to be completed in the subsequent fiscal quarter.

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

The Company was in breach of its contractual obligations with Molecular Medicine in respect of payments due for Phase I of the project.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the Company has a non-refundable credit of approximately $78,000 with Molecular Medicine to be applied towards future vaccine production.  The Company is uncertain to what extent the payments made in advance to Molecular Medicine will be used, and all amounts paid have been expensed in the financial statements.

Crucell Agreement

Pursuant to the Research License and Option Agreement Crucell granted TapImmune a non-exclusive, worldwide license for Crucell's adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package TapImmune's TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).  The Research License and Option Agreement provided for bi-annual license maintenance fees of €50,000, exclusive of applicable taxes, during the first two years of the agreement, and an annual license maintenance fees of €75,000, exclusive of applicable taxes, starting on the third anniversary until the expiration of the agreement on August 7, 2008.  Total obligations under this agreement were €450,000.

To December 31, 2003, the Company had made payments required totaling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement. Pursuant to the terms of the Research License and Option Agreement, a further $120,697 (€100,000) was incurred (not paid) during 2004 and an additional $126,355 (€100,000) was incurred during 2005 leaving a total of $236,880 (€200,000) owing as at December 31, 2005.  As of the date of this Quarterly Report the Company had not paid this amount. Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy six months after receipt in writing to the defaulting party.  Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had six months to remedy the default.  On November 16, 2005, Crucell provided notice of Termination by Default due to the Company's failure to remedy the default within the required six month period.

In May 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company will pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing. At June 30, 2007, $82,796 has been included in research agreement obligations for the Crucell agreement.

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

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $44,556 and a working capital deficit of $843,476 at June 30, 2007.  We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding

Management believes that an estimated $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development, anticipated canine studies and completion of Phase I clinical trials for the TAP Cancer Vaccine and for various operating expenses.

The Company has not generated any revenue based cash flow to fund its operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry.  Therefore, the Company must raise additional funds in the future to continue operations.  The Company intends to finance its operating expenses with further issuances of common stock.  Management believes that anticipated future private placements of equity capital and debt financing, if successful, may be adequate to fund the Company's operations over the next twenty -four months.  Management expects the Company will need to raise additional capital to meet long-term operating requirements.  The Company's future success and viability are dependent on the Company's ability to raise additional capital through further private offerings of its stock or loans from private investors.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully which could significantly and materially restrict or delay the Company's overall business operations.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenues:

The Company did not earn any interest or other revenues during the three months ended June 30, 2007 or over the same period ended June 30, 2006.  The Company did not maintain any interest bearing deposits during the current fiscal year.

Operating Expenses:

The Company's general and administrative expenses increased to $811,626 during the three months ended June 30, 2007 from $284,999 over the same period ended June 30, 2006.  Significant changes in operating expenses are outlined as follows:

  Interest and finance charges decreased to a recovery of $33,339 during the three months ended June 30, 2007 from an expense of $151,591 during the same period ended June 30, 2006, due to the reversal of accrued interest on debt converted to equity during the year and prior period charges.  The interest reversal of $35,333 resulted from accrued interest on convertible notes that was relinquished when converted to equity.  Prior period interest and finance charges included accretion of the discount on the 2006 convertible debt and amortization of the fair value of warrants on the 2006 convertible debt.

  Gain on settlement of debt decreased to $nil during the three months ended June 30, 2007 from $28,813 during the same period ended June 30, 2006 as no gain or loss was realized on the settlement of debt during the current period.

  Management fees increased to $63,244 during the three months ended June 30, 2007 from $34,262 during the same period ended June 30, 2006 due primarily to fees relating to new agreements with a current Board member and Officers of the Company.

  Professional fees increased to $87,861 during the three months ended June 30, 2007 from $62,984 during the same period ended June 30, 2006 due to significant legal fees relating to the finalization of the UBC commitment, share restructuring and debt conversion.

  Stock-based compensation of $620,014 was expensed during the three months ended June 30, 2007.  The Company issued options to certain officers, directors and consultants during the current period.  The Company did not record any stock-based compensation in the prior year.

Net Loss:

The Company's net loss increased to $811,626 during the three months ended June 30, 2007, from $284,999 over the same period ended June 30, 2006.  The increase resulted primarily from stock-based compensation, which was partially offset by the decrease in interest and finance charges on convertible debt.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues:

The Company did not earn any interest or other revenues during the six months ended June 30, 2007 or over the same period ended June 30, 2006.  The Company did not maintain any interest bearing deposits during the current fiscal year.

Operating Expenses:

The Company's general and administrative expenses increased to $2,229,689 during the six months ended June 30, 2007 from $449,705 over the same period ended June 30, 2006.  Significant changes in operating expenses are outlined as follows:

  Consulting fees increased to $59,307 during the six months ended June 30, 2007 from $3,575 during the same period ended June 30, 2006, due primarily to a corporate development services agreement which expired during the current fiscal year but was not in effect during the prior period.

  Interest and finance charges increased to $1,101,395 during the six months ended June 30, 2007 from $194,440 during the same period ended June 30, 2006 due to accrued interest, accretion of the discount on the 2006 convertible debt, amortization of the fair value of warrants on the 2006 convertible debt, and $1,016,000 in costs classified as interest charges resulting from conversion of the debt.  This non-monetary charge relates to the unaccreted fair value of the beneficial conversion feature and warrants on the 2007 convertible debt.  Once the debt was converted, the unaccreted charge was required to be recognized immediately.

  Gain on settlement of debt decreased to $nil during the six months ended June 30, 2007 from $28,813 during the same period ended June 30, 2006 as no gain or loss was realized on the settlement of debt during the current period.

  Management fees increased to $113,876 during the six months ended June 30, 2007 from $50,278 during the same period ended June 30, 2006 due primarily to fees relating to new agreements with a current Board member and Officers of the Company.

  Professional fees increased to $155,334 during the six months ended June 30, 2007 from $121,997 during the same period ended June 30, 2006 due to significant legal fees relating to the private placement and convertible debt agreements, finalization of the UBC commitment, share restructuring and debt conversion.

  Stock-based compensation of $620,014 was expensed during the six months ended June 30, 2007.  The Company issued options to certain officers, directors and consultants during the current period.  The Company did not record any stock-based compensation in the prior year.

Net Loss:

The Company's net loss increased to $2,229,689 during the six months ended June 30, 2007, from $449,705 over the same period ended June 30, 2006.  The increase resulted primarily from interest and finance charges on convertible notes and stock-based compensation.

Liquidity and Capital Resources

At June 30, 2007, the Company had $44,556 in cash.  Generally, the Company has financed its operations through the proceeds from convertible notes and the private placement of equity securities.  The Company used $75,880 net cash during the six months ended June 30, 2007.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2007 was $396,596, compared to $713,646 in the corresponding period of 2006.  The Company had no revenues during this period.  Operating expenditures during the current quarter primarily consisted of consulting and management fees, office and general expenditures, professional fees, and research and development obligations.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2007 was $21,110, and consisted primarily of furniture and equipment acquisitions.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2007 was $357,501, compared to $795,000 in the corresponding period of 2006.  During the current fiscal year, the Company received net proceeds of $475,001 related to private placement financings completed on February 12, 2007 and June 8, 2007.  The Company also repaid $100,000 towards an outstanding convertible note during the current year.

At June 30, 2007, TapImmune had 6,320,000 stock options and 8,822,000 share purchase warrants outstanding.  The outstanding stock options had a weighted average exercise price of $0.25 per share.  The outstanding warrants had a weighted average exercise price of $0.25 per share.  Accordingly, as of June 30, 2007, the outstanding options and warrants represented a total of 15,142,000 shares issuable for proceeds of approximately $3,785,500 if these options and warrants were exercised in full.  The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised.

As of June 30, 2007, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Immediately following the completion of the 2007 convertible note and debenture financing on February 12, 2007 as described elsewhere in this Quarterly Report on Form 10-QSB, the Company issued the following:

    4,945,000 (pre reverse stock split) shares of common stock pursuant to the conversion of the $494,500 convertible debenture financing issued on March 23, 2006, and

    10,160,000 (pre reverse stock split) shares of common stock pursuant to the conversion of the $1,016,000 convertible debenture financing issued on February 12, 2007 (the issuances as described in (a) and (b) were made to a total of 32 investors in reliance on an exemption from the registration requirements of the Securities Act afforded by Regulation S or Rule 506).

Also on February 12, 2007, the Company issued 4,750,000 (pre reverse stock split) shares of common stock pursuant to a private placement financing of 4,750,000 units at a price of $0.10 per unit for gross proceeds of $475,000.  Each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year; and $0.40 per share during the fifth year.  This private placement issuance was made to a total of five investors in reliance on an exemption from the registration requirements of the Securities Act afforded by Regulation S.

On June 8, 2007, the Company issued 700,000 (pre reverse stock split) shares of common stock pursuant to a private placement financing of 700,000 units at a price of $0.10 per unit for gross proceeds of $70,000.  The units have the same terms as those described in the immediately preceding paragraph, that is, each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year; and $0.40 per share during the fifth year.  This private placement issuance was made to a total of two investors in reliance on an exemption from the registration requirements of the Securities Act afforded by Regulation S.

On June 8, 2007 the Company issued 7,279,530 (pre reverse stock split) shares of common stock at $0.10 per share pursuant to the conversion of $567,953 in related party debt and $160,000 in accounts payable.  This issuance was made to a total of five investors in reliance on an exemption from the registration requirements of the Securities Act afforded by Regulation S.

On June 8, 2007 the Company issued 1,500,000 (pre reverse stock split) shares of common stock pursuant to the issuance of 1,500,000 units at a deemed issuance price of $0.10 per unit as a finder's fee in conjunction with the February 12, 2007 convertible debenture.  Each unit is comprised of one common share at a price of $0.10 per unit and one non-transferable share purchase warrant.  Each such warrant entitles the holder to purchase on additional common shares of the Company for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year, and $0.40 per share during the fifth year.  This issuance was made to one investor in reliance on an exemption from the registration requirements of the Securities Act afforded by Regulation S.

Item 3.       Defaults Upon Senior Securities

Not Applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.       Other Information

Not Applicable.

Item 6.       Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number

Description of Exhibit

3.1

Articles of Merger, pursuant to which the Company's Articles of Incorporation were amended to change the Company's name, effective June 28, 2007.

3.2

Certificate of Change, effective June 28, 2007.

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

TAPIMMUNE INC.

 /s/ Denis Corin
________________________________

 Denis Corin
President, Chief Executive Officer and Principal Executive Officer
 Date:  August 14, 2007.

 /s/ Patrick A. McGowan
__________________________________

 Patrick A. McGowan
Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Date: August 14, 2007.

__________