Form 10QSB
period 2007-09-30
TAPIMMUNE INC
filed 2007-11-15
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒
        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

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

As of November 13, 2007, the Company had 23,502,681 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes   ☐
    No  ☒

__________

TAPIMMUNE INC.

(formerly GeneMax Corp.)

QUARTERLY REPORT ON FORM 10-QSB

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended September 30, 2007 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC, including, without limitation, our Form 10-KSB for the year ended December 31, 2006.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

The following unaudited consolidated interim financial statements of TapImmune Inc. are included in this Quarterly Report on Form 10-QSB:

Description

Page

Consolidated Balance Sheets as of September 30, 2007 (Unaudited) and December 31, 2006

4

Consolidated Statements of Operations for the Three Months Ended September 30, 2007 and 2006, for the Nine Months Ended September 30, 2007 and 2006, and for the Period from July 27, 1999 (Date of Inception) to September 30, 2007 (Unaudited)

5

Consolidated Statement of Stockholders' Deficit as of September 30, 2007 (Unaudited)

6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 and for the Period from July 27, 1999 (Date of Inception) to September 30, 2007 (Unaudited)

7

Notes to the Consolidated Financial Statements (Unaudited)

8

TAPIMMUNE INC.

(formerly GeneMax Corp.)

(a development stage company)

CONSOLIDATED BALANCE SHEETS

 September 30,
2007

 December 31,
2006

(Unaudited)

ASSETS

Current Assets

Cash

$132,053

$120,436

Prepaid expenses and other receivables

73,163

33,734

205,216

154,170

Furniture and Equipment, net (Note 3)

18,492

166

$223,708

$154,336

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities

$881,215

$889,395

Research agreement obligations (Note 4)

194,516

151,066

Convertible notes payable (Note 5)

66,633

629,592

Convertible note subscriptions received (Note 5)

200,000

1,086,000

Note payable (Note 5)

125,000

-

Due to related parties (Note 6)

77,127

444,613

1,544,491

3,200,666

Commitments and Contingencies (Notes 1, 4, 5, 6 and 7)

Stockholders' Deficit

Capital stock (Note 7)

Common stock, $0.001 par value, 80,000,000 shares authorized

23,402,681 shares issued and outstanding (2006 - 11,668,870)

23,403

11,669

Additional paid-in capital

16,163,806

11,749,572

Shares and warrants to be issued (Notes 5 and 7)

54,104

-

Deferred finance charges

-

(46,250)

Deficit accumulated during the development stage

(17,505,184)

(14,724,756)

Accumulated other comprehensive loss

(56,912)

(36,565)

(1,320,783)

(3,046,330)

$223,708

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

$ -

$30,530

General and Administrative Expenses

Consulting fees

7,322

77,451

66,629

81,026

880,359

Consulting fees - stock-based

36,000

-

200,000

-

3,024,775

Depreciation

2,557

352

4,099

5,974

200,133

Interest and finance charges (Note 5)

48,359

143,677

1,149,754

338,117

1,713,169

License fees

111,733

91,950

114,674

96,950

722,846

Gain on settlement of debts

-

(1,648)

-

(30,461)

(173,010)

Management fees

63,611

90,822

177,487

141,100

1,471,928

Management fees - stock-based

-

-

456,014

-

456,014

Office and general

91,488

6,117

123,250

27,408

2,198,280

Professional fees

125,863

32,791

281,197

154,788

2,113,629

Research and development

63,806

30,752

207,324

107,067

4,315,591

       Research and development
- stock-based

-

-

-

-

612,000

550,739

472,264

2,780,428

921,969

17,535,714

Net Loss

$(550,739)

$(472,264)

$(2,780,428)

$(921,969)

$(17,505,184)

Basic and Diluted Net Loss per Share

$(0.02)

$(0.04)

$(0.14)

$(0.08)

 Weighted Average Number of
Common Shares Outstanding

23,402,681

11,668,870

19,943,326

11,668,870

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(formerly GeneMax Corp.)

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

Common Stock

Additional

Shares and

Deferred

 Deficit
Accumulated
During the

 Accumulated
Other

 Number of
shares

Amount

 Paid-in
Capital

 Warrants to
be Issued

 Finance
Charges

 Development
Stage

 Comprehensive
Loss

Total

Balance, December 31, 2006

11,668,870

$ 11,669

$ 11,749,572

$ -

$ (46,250)

$ (14,724,756)

$ (36,565)

$ (3,046,330)

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

725,040

-

-

-

-

727,952

 Issued for finance charges on the 2007
convertible notes

600,000

600

149,400

-

-

-

-

150,000

Financing charges

-

-

(167,500)

-

-

-

-

(167,500)

 Fair value of beneficial conversion feature
of 2007 convertible notes

-

-

358,906

-

-

-

-

358,906

 Fair value of warrants issued in connection
with 2007 convertible notes

-

-

657,095

-

-

-

-

657,095

Stock-based compensation

-

-

620,015

-

-

-

-

620,015

Repricing and extension of warrants (Note 5)

-

-

24,000

-

-

-

-

24,000

 Obligation to issue warrants at fair value
pursuant to promissory note (Note 5)

-

-

-

18,104

-

-

-

18,104

 Obligation to issue shares at fair value
pursuant to services agreement (Note 7)

-

-

-

36,000

-

-

-

36,000

Amortization of deferred finance charges

-

-

-

-

46,250

-

-

46,250

Net loss

-

-

-

-

-

(2,780,428)

-

(2,780,428)

Unrealized currency translation adjustment

-

-

-

-

-

-

(20,347)

(20,347)

Balance, September 30, 2007 (Unaudited)

23,402,682

$ 23,403

$ 16,163,806

$ 54,104

$ -

$ (17,505,184)

$ (56,912)

$ (1,320,783)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(formerly GeneMax Corp.)

(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 Nine Months
Ended
September 30,

 Nine Months
Ended
September 30,

 July 27, 1999
(inception) to
September 30,

2007

2006

2007

Cash Flows from Operating Activities

Net loss

$ (2,780,428)

$ (921,969)

$ (17,505,184)

 Adjustments to reconcile net loss to net
cash used in operating activities:

Depreciation

4,100

6,125

200,134

Gain on settlement of debts

-

(30,461)

(173,010)

Non-cash interest and finance fees

1,169,262

276,099

1,645,337

Non-cash consulting and license fees

-

-

16,250

Stock-based compensation

656,014

-

4,092,789

Convertible debenture costs

-

-

51,817

Changes in operating assets and liabilities:

Prepaid expenses and other receivables

(39,429)

(9,645)

(67,163)

Accounts payable and accrued liabilities

151,820

(16,771)

1,303,124

Research agreement obligations

43,450

(362,857)

194,516

Advances from related parties

200,467

188,048

835,605

Net Cash Used in Operating Activities

(594,744)

(871,431)

(9,405,785)

Cash Flows from Investing Activities

Purchase of furniture and equipment

(22,426)

-

(218,626)

Cash acquired on reverse acquisition

-

-

423,373

Net Cash (Used in) Provided by Investing Activities

(22,426)

-

204,747

Cash Flows from Financing Activities

Proceeds from the issuance of common stock

475,001

-

9,111,106

Finance charges

(17,500)

-

(248,981)

Proceeds from convertible notes

66,633

1,180,500

266,633

Proceeds from notes and loans payable

125,000

-

261,245

Net Cash Provided by Financing Activities

649,134

1,180,500

9,390,003

Effect of Exchange Rate Changes

(20,347)

(10,330)

(56,912)

Net Increase in Cash

11,617

298,739

132,053

Cash, Beginning of Period

120,436

56,244

-

Cash, End of Period

$ 132,053

$ 354,983

$ 132,053

Supplemental Disclosures:

Interest paid

$ 15,825

$ 16,133

Income taxes paid

$ -

$ -

-

 Non-cash investing and financing activities:
Refer to Notes 5, 6 and 7.

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(formerly GeneMax Corp.)

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at September 30, 2007, the Company has a working capital deficiency of $1,339,275, a capital deficiency of $1,320,783 and has incurred significant losses since inception and further losses are anticipated in the development of its products raising substantial doubt as to the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, satisfying certain debt obligations and ultimately on generating future profitable operations.  Significant expenditures relating to future clinical trials of the Company's cancer immunotherapy vaccine will require funding  as part of normal product development and advancement.  Since internally generated cash flow will not fund development and commercialization of the Company's products, the Company will require significant additional financial resources and will be dependant on future financings to fund its ongoing research and development as well as other working capital requirements.  The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

Management changes occurred in 2006 and management is addressing going concern remediation through raising additional sources of capital for operations, restructuring and retiring debt through conversion to equity and debt settlement arrangements with creditors.  Management's plans are intended to return the company to financial stability and improve continuing operations.  The Company continues to raise capital through private placements and loans to meet immediate working capital requirements.  Management expects to be able to complete restructuring plans and expand programs including entering clinical trials for its lead TAP (Transporters of Antigen Processing) cancer vaccine and infectious disease adjuvant.  These measures, if successful, will contribute to reducing the risk of going concern uncertainties for the Company over the next twelve to twenty-four months.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conform with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  They may not include all information and footnotes required by generally accepted accounting principles for complete annual financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB.  In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

The Company recorded $620,015 in stock-based compensation valued using the Black-Scholes option pricing model, and an additional expense of $36,000 from the fair value of stock issued pursuant to a consulting services agreement during the nine months ended September 30, 2007 as opposed to $Nil during the nine months ended September 30, 2006 (refer to Notes 5 and 7).

Note 3:       Furniture and Equipment

Furniture and equipment consisted of the following at:

 September 30,
2007

 December 31,
2006

(Unaudited)

Computer equipment

$ 4,533

$ 1,972

Laboratory equipment

16,704

183,803

Office furniture and equipment

3,162

10,425

24,399

196,200

Less: accumulated depreciation

(5,907)

(196,034)

$ 18,492

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

On December 23, 2005, the Company signed a letter of intent with UBC whereby all existing financial claims by UBC would be satisfied in consideration of UBC providing GPI with an option to acquire outright, all of UBC's right, title and interest in the technologies licensed to GPI.  The letter of intent was followed by the completion of a definitive agreement (the "Settlement") on January 24, 2006.

Under the terms of the Settlement the Company was obligated to pay UBC CAN$556,533.  The Company was also obligated to pay any other costs or expenses which may be due and owing by GPI to UBC under the license agreements and the CRA as at the effective date which, in the aggregate, shall not exceed CAN $10,000.  The Company also assumed responsibility for the management, maintenance and protection of all patents and patent applications filed in connection with the technology.

In accordance with the terms of Settlement, if the option to purchase is terminated then the Company shall have no right, entitlement or interest, in and to any of the technology, and the payment(s) previously made to UBC by the Company are non-refundable.  In addition, and to the extent that any portion of the UBC Financial Claims under the Settlement have not otherwise been contributed to through any purchase price payment(s) having been made, upon any such termination the Company shall continue to be obligated to UBC for the balance of any such then unsatisfied UBC Financial Claims with interest then accruing at the rate 10% per annum and compounded semi-annually while any portion of the UBC Financial Claims remain outstanding.

On December 18, 2006, the Company and UBC negotiated an extension of the Settlement.  Under the terms of the extension, the Company made the following payments to UBC:

(a)       CAN $72,177 on or before December 31, 2006;

(b)       CAN $72,178 plus accrued interest of $3,362 on or before March 20, 2007; and

(c)       CAN $72,178 plus accrued interest of $1,423 on or before May 31, 2007.

As of May 31, 2007 the Company completed its obligation with UBC and the technology assignment and transfer was completed in the current fiscal quarter.

Crucell Holland B.V. ("Crucell") - Research License and Option Agreement

Effective August 7, 2003, Crucell and GPI entered into a five-year research license and option agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology.  The Company was required to make certain payments over the five-year term totaling Euro €450,000 (approximately $510,100).  To December 31, 2003, the Company had made all payments required totaling $115,490 (€100,000).  A further $120,697 (€100,000) was incurred during 2004 (not paid), and an additional $126,355 (€100,000) was incurred during 2005, leaving a total of $236,880 (€200,000) owing as at December 31, 2005.

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had six months to remedy the unpaid option maintenance payments of $236,880 (€200,000) owing as at December 31, 2005.  On November 16, 2005, Crucell provided notice of termination by default due the Company's failure to remedy the default within the required six month period.  In May 2006, the Company negotiated a reinstatement of the original research and license option agreement with Crucell and paid Crucell on April 20, 2006 €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company will pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) to maintain the reinstated agreement in good standing. At September 30, 2007, €136,800 ($194,516) has been included in research agreement obligations for the Crucell agreement and is outstanding under the terms of the agreement.

Molecular Medicine BioServices, Inc. ("Molecular Medicine") - Production Service Agreement

Effective March 18, 2003, Molecular Medicine and GMC entered into a production service agreement ("PSA"), as amended on August 29, 2003, whereby Molecular Medicine will, subject to produce the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product.  The product will incorporate the Crucell vector and the Company's TAP1 gene.  Total obligations under the contract are $232,000 payable to Molecular Medicine plus an estimated $110,000 to $145,000 in third-party testing costs.  The Company was in breach of its contractual obligations with Molecular Medicine in respect of payment of $15,000 for Phase I of the project.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the Company has a non-refundable credit of approximately $78,000 with Molecular Medicine to be applied towards future vaccine production.  The credit has been applied to a new quote for the manufacture of the cancer vaccine currently under development.  All amounts paid have been expensed in the financial statements.

Operating Lease

In March 2007, the Company entered into a laboratory lease that expires in February 2012.  The terms of the operating lease agreement require the Company to make minimum monthly payments of approximately $2,185 (CAN $2,520).

Combined Research and Operating Obligations

The Company has obligations under various agreements that expire between August 2008 and February 2012.  The aggregate minimum annual payments for the periods ending September 30 are as follows:

2008

$

128,220

2009

26,220

2010

26,220

2011

26,220

2012

15,295

$

222,175

Note 5:       Convertible Notes Payable

2004 Convertible Notes and Debenture Financing

In 2004, the Company issued two unsecured convertible promissory notes in the principal amount of $500,000, that included interest at 8% per annum and were due twelve months from the date of issue.

In 2006, the Company repaid $300,000 towards the convertible notes, in addition to all interest accrued to the date of the final payment on October 31, 2006.

During the nine months ended September 30, 2007, the Company repaid $133,367 towards the convertible note principal.  On July 3, 2007 the Company signed a letter agreement extending the term of the warrants originally issued with the outstanding convertible note for a period of two years or 18 months after effective registration and reduced the conversion price from $1.25 to $0.25.  The $24,000 fair value of the warrant repricing and extension was recorded as interest and finance charges and estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 5.28%, a dividend yield of 0%, and an expected volatility of 86%.

At September 30, 2007, interest expense of $9,022 (2006 - $47,011) is included in accrued expenses on the unpaid principal balance of $66,633.

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

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company determined and recognized the fair value of the embedded beneficial conversion feature of $205,579 as additional paid-in capital as the secured convertible notes were issued with an intrinsic value conversion feature.

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

The Company recognized the estimated fair value of the embedded beneficial conversion feature of $358,906 as additional paid-in capital as the secured convertible notes were issued with an intrinsic value.  In addition, the Company estimated the fair value of the detachable warrants based the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 83%.  Accordingly, the Company recognized the relative fair value of the warrants of $657,095 as charge to interest and finance charges.

2007 Convertible Promissory Note

On August 31, 2007 the Company issued a convertible promissory note in the principal amount of $200,000 that bears interest at 12% per annum and is due on demand.  Upon completion of the conversion terms, the unpaid amount of principal and accrued interest may be converted at any time at the holder's option into shares of the Company's common stock.  The conversion price will be determined by the purchase price of the Company's next stock offering or convertible debt financing.  At which time, management will determine whether any beneficial conversion feature exists and may require adjustment to the stated value.

2007 Promissory Note

On July 13, 2007 the Company issued an unsecured promissory note in the principal amount of $100,000 which was revised on August 31, 2007 to $125,000.  The promissory note matured on September 28, 2007 and bears interest at 12% per annum.  As partial consideration for the promissory note, the Company agreed to issue to the Lender, as fully paid and non-assessable, 125,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.30 per Warrant Share and for an exercise period of up to one year from the issuance date.  The  fair value of the warrants was determined by Management at $18,104 recorded as a warrant issuance obligation. This amount was expensed as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.27%, a dividend yield of 0%, and an expected volatility of 125%.

Upon issuance of the warrants, the stock issuance obligation will be settled and charged to additional paid-in capital.

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

During the nine months ended September 30, 2007, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)       incurred $177,487 in management fees and recorded an additional $456,014 in stock based compensation expense (refer to Note 7);

(b)       incurred $108,629 in research and development fees, $26,668 of which was paid to a direct family member of a current officer; and

(c)       incurred $4,406 in consulting fees paid to a company controlled by a direct family member of a current director.

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is  the amount established and agreed to by the related parties reflecting management's estimation of fair value consideration payable for similar services or transfers to arms length parties.

As of September 30, 2007, the Company has total commitments remaining relating to the management agreement with the Principle Scientist for the period ending December 31, 2007 of approximately $30,000.

On June 8, 2007 the Company issued 2,271,812 shares of common stock pursuant to the conversion of $567,953 in related party debt (refer to Note 7).  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Note 7:       Capital Stock

The authorized capital of the Company consists of 200,000,000 (pre reverse stock split) common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value.  On March 27, 2007, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock.  On June 28, 2007, the company completed a reverse stock split thereby issuing 1 new share for each 2.5 outstanding shares of the Company's common stock.  Accordingly, the Company's authorized share capital was decreased from 200,000,000 common shares to 80,000,000 common shares.  As of September 30, 2007, no preferred shares have been issued.

2007 Capital Transactions

Immediately following the completion of the 2007 convertible note and debenture financing on February 12, 2007, the Company issued the following:

 (a)       1,978,000 shares of common stock pursuant to the conversion of the $494,500 convertible debenture financing issued on March 23, 2006,

(b)       4,064,000 shares of common stock pursuant to the conversion of the $1,016,000 convertible debenture financing issued on February 12, 2007, and

(c)       1,900,000 shares of common stock pursuant to a private placement financing of 1,900,000 units at a price of $0.25 per unit for gross proceeds of $475,000.  Each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year; and $1.00 per share during the fifth year.

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

On July 4, 2007 the Company agreed to issue 100,000 shares of restricted common stock pursuant to a consulting services agreement.  At September 30, 2007 the shares had not been issued, and the $36,000 fair value of the obligation was recorded as a stock issuance obligation and expensed as stock based consulting fees.  Under the terms of the consulting services agreement, subsequent to the one-year holding period the Company must provide a valid legal opinion with respect to any sale or proposed sale of the restricted stock within 10 calendar days of request.  The Company may be liable for any loss in value after the deadline if the request is not fulfilled within the stated time period.

2002 Stock Option Plan

As of September 30, 2007 the 2002 Stock Option Plan has been cancelled and no options remain issuable or outstanding under the Plan.

2007 Stock Incentive Plan

On June 8, 2007, the Board of Directors of the Company approved the adoption of a stock option plan (the "2007 Plan") allowing for the granting of up to 6,400,000 options to directors, officers, employees and consultants of the Company and its subsidiaries.  Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.  Options granted under the Plan may have vesting requirements as determined by the Board of Directors.

On June 8, 2007, a total of 6,320,000 stock options were granted to employees, consultants, and officers at an exercise price of $0.25 per share.  The term of these options is ten years.  The fair value of these options at the date of grant of $1,264,000 was estimated using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 83%.  The vested portion of the value of these options, being $620,015, was recorded as stock based consulting and management fees in the second quarter of the fiscal year.

At September 30, 2007, 80,000 stock options remain available under the 2007 Plan.

The Company's stock option activity during the period is as follows (adjusted for the reverse stock split):

 Number of
Options

 Weighted Average
Exercise Price

 Weighted Average
Remaining Life

Balance, December 31, 2006

1,240,000

$1.37

4.47

Granted

6,320,000

$0.25

5.00

Cancelled

(1,240,000)

$1.37

4.47

Balance, September 30, 2007 (Unaudited)

6,320,000

$0.25

4.69

Share Purchase Warrants

The Company's share purchase warrant activity during the period was as follows (adjusted for the reverse stock split):

 Number of
Warrants

 Weighted Average
Exercise Price

 Weighted Average
Remaining Life

Balance, December 31, 2006

3,954,359

$0.72

2.16

Issued

6,844,000

$0.25

5.00

Expired

(1,876,359)

$1.21

-

Balance, September 30, 2007 (Unaudited)

8,922,000

$0.25

4.15

Note 8:       Subsequent Events

On October 31, 2007 the Company issued 100,000 restricted common shares pursuant to a web services agreement and, 125,000 warrants at an exercise price of $0.30 per warrant share pursuant to a promissory note.  The estimated fair value of the transactions has been recorded at September 30, 2007 as share and warrant issuance obligations (Refer to Notes 5 and 7).

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended September 30, 2007 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended September 30, 2007 included in this quarterly report, as well as our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Overview

Our Business

We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases.  Since our inception we have devoted substantially all of our resources to research and development activities, primarily with early stage research in the field of gene therapy.  We are currently conducting preclinical studies using our TAP gene technology in combination with adeno virus, with the aim of completing our preclinical trials and filing an Investigational Drug Application for cancer in 12-15 months.  We are also pursuing vaccine developments for infectious diseases using our TAP gene technology and an in-licensed Modified Vaccinia Ankora virus and other potential targeted vaccine candidates with the aim of establishing licensing and partnering relationships to generate revenue and advance our in- house projects closer to commercial products.

We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  In order to carry out our corporate operational plan and to support the anticipated future needs of our research and development activities, we expect that we will have cash requirements of approximately $5,000,000 over the next 24 months, which we expect to obtain through additional equity financings.  The funding that, if obtained, would be used to support our activities surrounding our proposed clinical grade production of our lead TAP vaccine product, commencement of human clinical studies, advance the development of our prophylactic vaccine campaign and proceed with potential acquisitions or in-licensing of new technologies or products.  In the event that we are able to secure sufficient funding through the issuance of our securities, it is expected that we will expand our management team to include a Director of Corporate Development, a Director of Regulatory Affairs, a Director of Research and a Controller.  It is also anticipated that as we advance our product development in oncology and prophylactic vaccines, we will incrementally increase the number of scientists employed by us to approximately six.

We anticipate being able to generate funding in the next few years under collaborative arrangements with third parties, government grants, and license fees.  We have incurred losses since our inception and expect to incur losses over the next several years.  Bringing medical products to commercialization is a lengthy process requiring many years of development and clinical trials during which there are no definable sources of revenue.  There can be no assurance that we will successfully acquire, develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenues or profitability.

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

In December 2005, we signed a letter of intent with UBC whereby all existing financial claims by UBC would be satisfied in consideration of UBC providing us with an option to acquire outright all of UBC's right title and interest in the technologies licensed to us.  The letter of intent was followed by the completion of a definitive agreement on January 24, 2006.  Under the terms of the agreement we were obligated to pay UBC $479,975 (CAN$ 556,533).

Under the terms of the agreement, we were also obligated to pay any other costs or expenses which may be due and owing by us to UBC under the license agreements and the CRA as at the effective date which, in the aggregate, shall not exceed $8,598 (CAN$10,000).  We also assumed responsibility for the management, maintenance and protection of all patents and patent applications filed in connection with the technology.

On December 18, 2006, we negotiated an extension of the Settlement with UBC.  Under the terms of the extension, we made the following payments to UBC:

(a)       CAN $72,177 on or before December 31, 2006;

(b)       CAN $72,178 plus accrued interest of $3,362 on or before March 20, 2007; and

(c)       CAN $72,178 plus accrued interest of $1,423 on or before May 31, 2007.

As of May 31, 2007 we completed our obligation with UBC and the technology assignment and transfer was completed in the current fiscal quarter.

Molecular Medicine Agreement (Molecular Medicine is now SAFC Pharma)

We had a Production Services Agreement with Molecular Medicine for the production of a chemical grade of our TAP adeno based vaccine for pre-clinical toxicology analysis.  However, in August of 2004 we ceased production of our clinical grade vaccine due to technical difficulties related to the yields of vaccine.  Despite the technical difficulties we anticipate a clinical grade TAP based vaccine to be produced utilizing the adeno vector virus vector to allow us to meet its milestones for completing toxicology analysis by the end of 2008.  We anticipate commencing chemical grade production of our oncology vaccine in 2008.

We were in breach of our contractual obligations with SAFC Pharma in respect of payments due for Phase I of the project.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and we have a non-refundable credit of approximately $78,000 with SAFC Pharma to be applied towards future vaccine production.

Crucell Agreement

Pursuant to the Research License and Option Agreement Crucell granted us a non-exclusive, worldwide license for Crucell's adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package our TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).  The Research License and Option Agreement provided for bi-annual license maintenance fees of €50,000, exclusive of applicable taxes, during the first two years of the agreement, and an annual license maintenance fees of €75,000, exclusive of applicable taxes, starting on the third anniversary until the expiration of the agreement on August 7, 2008.  Total obligations under this agreement were €450,000.

To December 31, 2003, we had made payments required totaling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement.  Pursuant to the terms of the Research License and Option Agreement, a further $120,697 (€100,000) was incurred (not paid) during 2004 and an additional $126,355 (€100,000) was incurred during 2005 leaving a total of $236,880 (€200,000) owing as at December 31, 2005.  As of the date of this Quarterly Report we had not paid this amount.  Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy six months after receipt in writing to the defaulting party.  Effective June 6, 2005, Crucell gave us a notice of default whereby we had six months to remedy the default.  On November 16, 2005, Crucell provided notice of Termination by Default due to our failure to remedy the default within the required six month period.

In May 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, we will pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing. At September 30, 2007, €136,800 ($194,516) has been included in research agreement obligations for the Crucell agreement.  We are currently evaluating the feasibility of using the Crucell cell line as it has been difficult to get the right titre of our vaccine grown on this cell line.

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

U.S. Patent Application No. 10/046,542

We are attempting to broaden our U.S. patent coverage to extend to other procedures of utilizing the TAP gene immune response technology in destroying tumor cells, and to treatment of viral infections, through additional patent application filings (continuations).  We have applied for additional U.S. patents, most importantly, U.S. Pat. Appln. No. 10/046,542 that describes a method refining and expanding the process patented in U.S. Patent 6,361,770, above.  U.S. Pat. Appln 10/046,542 is considered a key patent application for us, as it describes a preferable delivery method for the TAP gene sequences and serves as the basis for further expansion of our technology.

In the normal course of business, we initiated an independent audit of our intellectual property in September 2007.  The audit was completed in October, 2007.  As a result of the audit, it has come to light that procedural errors of outside third party professionals retained for patent expertise resulted in the abandonment of the patent application (No. 10/046,542) and an incomplete subsequent petition of revival.  We are using expeditious and diligent efforts to rectify the situation, and pursuant thereto, on October 25, 2007, we, through expert replacement counsel, filed a substitute petition for revival, in accordance with the recommendations of the audit.

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $132,053 and a working capital deficit of $1,320,783 at September 30, 2007.  We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding

Management believes that an estimated $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development on various technologies, anticipated toxicology,  Phase I clinical trials for the TAP Cancer Vaccine, and for various operating expenses.

We have not generated any revenue based cash flow to fund our operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry.  Therefore, we must raise additional funds in the future to continue operations.  We intend to finance our operating expenses with further issuances of common stock.  Management believes that anticipated future private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next twenty-four months.  Management expects we will need to raise additional capital to meet long-term operating requirements.  Our future success and viability are dependent on our ability to raise additional capital through further private offerings of its stock or loans from private investors.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully which could significantly and materially restrict or delay our overall business operations.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenues:

We did not earn any interest or other revenues during the three months ended September 30, 2007 or over the same period ended September 30, 2006.  We did not maintain any interest bearing deposits during the current fiscal year.

Operating Expenses:

Our general and administrative expenses increased to $550,739 during the three months ended September 30, 2007 from $472,264 over the same period ended September 30, 2006.  Significant changes in operating expenses are outlined as follows:

  Consulting fees decreased to $7,322 during the three months ended September 30, 2007 from $77,451 over the same period ended September 30, 2006 due primarily to a corporate development services agreement not effect during the current period.

  Consulting fees - stock-based increased to $36,000 during the three months ended September 30, 2007 from $Nil during the same period ended September 30, 2006.  We recorded a stock issuance obligation pursuant to a web services agreement during the current period and did not record any stock-based compensation in the prior year.

  Interest and finance charges decreased to $48,359 during the three months ended September 30, 2007 from $143,677 during the same period ended September 30, 2006.  Current period interest charges are primarily the fair value of warrants issuable with a new promissory note and the repricing and extension of warrants issued with the 2004 convertible notes.  Prior period interest charges were due to amortization of charges relating to the 2006 convertible debt not in effect during the current period.

  Management fees decreased to $63,611 during the three months ended September 30, 2007 from $90,822 during the same period ended September 30, 2006 due primarily to charges associated with implementing new agreements with our current Board members and Officers during the prior period.

  Office and general expenses increase to $91,488 during the three months ended September 30, 2007 from $6,117 during the same period ended September 30, 2006 due primarily to additional development and communication services during the current period.

  Professional fees increased to $125,863 during the three months ended September 30, 2007 from $32,791 during the same period ended September 30, 2006 due to significant activity relating to the finalization of the UBC commitment, financing proposals, share restructuring and debt conversion in the current year.

  Research and development increased to $63,806 during the three months ended September 30, 2007 from $30,752 during the same period ended September 30, 2007 due to additional staffing and clinical testing costs in the current year.

Net Loss:

Our net loss increased to $550,739 during the three months ended September 30, 2007, from $472,264 over the same period ended September 30, 2006.  The increase resulted primarily from stock based consulting fees and increases in office expenditures and professional fees, which was partially offset by reductions consulting fees and interest and financing charges.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues:

We did not earn any interest or other revenues during the nine months ended September 30, 2007 or over the same period ended September 30, 2006.  We did not maintain any interest bearing deposits during the current fiscal year.

Operating Expenses:

Our general and administrative expenses increased to $2,780,428 during the nine months ended September 30, 2007 from $921,969 over the same period ended September 30, 2006.  Significant changes in operating expenses are outlined as follows:

  Consulting fees decreased to $66,629 during the nine months ended September 30, 2007 from $81,026 during the same period ended September 30, 2006 due primarily to a corporate development services agreement which expired during the current fiscal period.

  Consulting fees - stock-based increased to $200,000 during the nine months ended September 30, 2007 from $Nil during the same period ended September 30, 2006.  We issued options to certain officers, directors and consultants during the current year in addition to charges relating to a stock issuance obligation pursuant to a web services agreement, and did not record any stock-based compensation in the prior year.

  Interest and finance charges increased to $1,149,754 during the nine months ended September 30, 2007 from $338,117 during the same period ended September 30, 2006 due to accrued interest, accretion of the discount on the 2006 convertible debt, amortization of the fair value of warrants on the 2006 convertible debt, $1,016,000 in costs classified as interest charges resulting from conversion of the debt, and the fair value of warrants issuable with a new promissory note signed during the current period.  The $1,016,000 non-monetary charge relates to the unaccreted fair value of the beneficial conversion feature and warrants on the 2007 convertible debt.  Once the debt was converted, the unaccreted charge was required to be recognized immediately.

  Gain on settlement of debt decreased to $Nil during the nine months ended September 30, 2007 from $30,461 during the same period ended September 30, 2006 as no gain or loss was realized on the settlement of debt during the current period.

  Management fees increased to $177,487 during the nine months ended September 30, 2007 from $141,100 during the same period ended September 30, 2006.  Charges associated with implementing and maintaining new agreements with our current Board members and Officers were not in effect during the entire prior period.

  Management fees - stock-based increased to $456,014 during the nine months ended September 30, 2007 from $Nil during the same period ended September 30, 2006.  We issued options to certain officers, directors and consultants during the current year and did not record any stock-based compensation in the prior year.

  Office and general expenses increase to $123,250 during the nine months ended September 30, 2007 from $27,408 during the same period ended September 30, 2006 due primarily to additional development and communication services during the current period.

  Professional fees increased to $281,197 during the nine months ended September 30, 2007 from $154,788 during the same period ended September 30, 2006 due to significant activity relating to the finalization of the UBC commitment, financing proposals, share restructuring and debt conversion in the current year.

  Research and development increased to $207,324 during the nine months ended September 30, 2007 from $107,067 during the same period ended September 30, 2007 due to additional staffing and clinical testing costs in the current year.

Net Loss:

Our net loss increased to $2,780,428 during the nine months ended September 30, 2007, from $921,969 over the same period ended September 30, 2006.  The increase resulted primarily from interest and finance charges on convertible notes, professional fees, research and development costs, and stock-based compensation.

Liquidity and Capital Resources

At September 30, 2007, we had $132,053 in cash.  Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities.  We gained $11,617 net cash during the nine months ended September 30, 2007.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2007 was $594,744 compared to $871,431 during the same period ended September 30, 2006.  We had no revenues during the current or prior periods.  Operating expenditures, excluding non-cash interest and stock-based charges during the current quarter primarily consisted of consulting, license and management fees, office and general expenditures, professional fees, and research and development obligations.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2007 was $22,426 compared to $Nil during the same period ended September 30, 2006.  Investing activities consisted primarily of furniture and equipment acquisitions.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2007 was $649,134, compared to $1,180,500 during the same period ended September 30, 2006.  During the current fiscal year, we received net proceeds of $475,001 related to private placement financings completed on February 12, 2007 and June 8, 2007, $200,000 related to a convertible promissory note and $125,000 related to a promissory note due on demand.  We also repaid $133,367 towards an outstanding convertible note during the current fiscal year.

At September 30, 2007, we had 6,320,000 stock options and 8,922,000 share purchase warrants outstanding.  The outstanding stock options had a weighted average exercise price of $0.25 per share.  The outstanding warrants had a weighted average exercise price of $0.25 per share.  Accordingly, as of September 30, 2007, the outstanding options and warrants represented a total of 15,242,000 shares issuable for proceeds of approximately $3,810,500 if these options and warrants were exercised in full.  The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised.

As of September 30, 2007, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

We have not generated any cash flow to fund our operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry.  Therefore, we must raise additional funds in the future to continue operations.  We intend to finance our operating expenses with further issuances of common stock.  We believe that anticipated future private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next twenty-four months.  Thereafter, we expect we will need to raise additional capital to meet long-term operating requirements.  Our future success and viability are dependent on our ability to raise additional capital through further private offerings of our stock or loans from private investors.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully.  This could significantly and materially restrict or delay our overall business operations.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from our business operations when they come due.  We intend to finance our anticipated operating expenses with further issuances of common stock through private placement offerings or loans from private investors.  We will be unable to continue as a going concern if we are unable to obtain sufficient financing.

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

Use of Estimates and Assumptions

Preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  Significant areas requiring management's estimates and assumptions are determining the fair value of stock-based compensation, the fair value of the components of the convertible notes payable, future income tax pools and balances and the useful life of depreciable assets.

Furniture and Equipment

Furniture and equipment are stated at cost.  Depreciation is computed at the following rates over the estimated useful lives of the assets: Office furniture and equipment - 60 months straight-line; Laboratory equipment - 36 months straight-line; Computer equipment - 24 months straight line.

Fair Value of Financial Instruments

In accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," we have determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The carrying value of financial instruments classified as current assets or liabilities including cash, loans, obligations, and accounts payable and amounts due to related parties approximate fair values due to the short-term maturity of the instruments.

Stock-Based Compensation

In 2006, we adopted SFAS No. 123 (revised 2004) ("SFAS No. 123R"), "Share-Based Payment", and elected to adopt the modified prospective transition method.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of our fiscal year 2006.  Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

Recent Accounting Pronouncements

None.

Item 3.        Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report.  This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer.  Based upon that evaluation and subject to inherent limitations noted below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

Disclosure controls and procedures have inherent limitations relative to the financial resources of a Company and the number of personnel. The disclosures controls and procedures may not prevent all error and fraud in the Company's financial reporting. A control system, no matter how well conceived and operated,  can provide only reasonable, but not absolute,  assurance  that the  objectives  of a control  system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered  relative to its costs. These limitations also include the realities that judgments in  decision-making  can be faulty and that  breakdowns  can occur  because of simple  error or mistake.  Additionally, controls  can be  circumvented  by the  individual  acts  of some  persons,  by collusion of two or more people or by management override of a control. A design of a control system is also  based upon  certain  assumptions  about  potential future conditions;  over time, controls may become inadequate because of changes in conditions,  or the degree of compliance  with the policies or procedures may deteriorate.  Because of the inherent  limitations in a  cost-effective  control system, misstatements due to error or fraud may occur and may not be detected.

There have been no significant changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

__________

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

None.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Immediately following the completion of the 2007 convertible note and debenture financing on February 12, 2007 as described elsewhere in this Quarterly Report on Form 10-QSB, we issued the following:

(a)         4,945,000 (pre reverse stock split) shares of common stock pursuant to the conversion of the $494,500 convertible debenture financing issued on March 23, 2006, and

(b)         10,160,000 (pre reverse stock split) shares of common stock pursuant to the conversion of the $1,016,000 convertible debenture financing issued on February 12, 2007 (the issuances as described in (a) and (b) were made to a total of 32 investors in reliance on an exemption from the registration requirements of the Securities Act afforded by Regulation S or Rule 506).

Also on February 12, 2007, we issued 4,750,000 (pre reverse stock split) shares of common stock pursuant to a private placement financing of 4,750,000 units at a price of $0.10 per unit for gross proceeds of $475,000.  Each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each such warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year; and $0.40 per share during the fifth year.  This private placement issuance was made to a total of five investors in reliance on an exemption from the registration requirements of the Securities Act afforded by Regulation S.

On June 8, 2007, we issued 700,000 (pre reverse stock split) shares of common stock pursuant to a private placement financing of 700,000 units at a price of $0.10 per unit for gross proceeds of $70,000.  The units have the same terms as those described in the immediately preceding paragraph, that is, each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each such warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year; and $0.40 per share during the fifth year.  This private placement issuance was made to a total of two investors in reliance on an exemption from the registration requirements of the Securities Act afforded by Regulation S.

On June 8, 2007 we issued 7,279,530 (pre reverse stock split) shares of common stock at $0.10 per share pursuant to the conversion of $567,953 in related party debt and $160,000 in accounts payable.  This issuance was made to a total of five investors in reliance on an exemption from the registration requirements of the Securities Act afforded by Regulation S.

On June 8, 2007 we issued 1,500,000 (pre reverse stock split) shares of common stock pursuant to the issuance of 1,500,000 units at a deemed issuance price of $0.10 per unit as a finder's fee in conjunction with the February 12, 2007 convertible debenture.  Each unit is comprised of one common share at a price of $0.10 per unit and one non-transferable share purchase warrant.  Each such warrant entitles the holder to purchase on additional shares of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 per share during the first two years, $0.20 per share during the third year, $0.30 per share during the fourth year, and $0.40 per share during the fifth year.  This issuance was made to one investor in reliance on an exemption from the registration requirements of the Securities Act afforded by Regulation S.

On October 31, 2007 we issued 100,000 shares of our restricted common stock pursuant to a consulting services agreement.

Item 3.         Defaults Upon Senior Securities

Not Applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.         Other Information

Not Applicable.

Item 6.         Exhibits

The following exhibits are included with this Quarterly Report on Form 10-QSB:

Exhibit Number

Description of Exhibit

10.1

Executive Services Agreement between the Company and Denis Corin.

10.2

Amended Executive Services Agreement between the Company and Denis Corin.

10.3

Executive Services Agreement between the Company and Patrick A. McGowan.

10.4

Consulting Services Agreement between the Company and Alan Lindsay & Associates Ltd.

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

 /s/ Denis Corin
________________________________

 Denis Corin
President, Chief Executive Officer and Principal Executive Officer
Date:  November 14, 2007.

 /s/ Patrick A. McGowan
__________________________________

 Patrick A. McGowan
Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Date: November 14, 2007.

__________