Form 10KSB
period 2007-12-31
TAPIMMUNE INC
filed 2008-04-14
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________

Commission file number 0-27239

TAPIMMUNE INC.
(Name of small business issuer as specified in its charter)

Nevada	88-0277072
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)
Unit 2, 3590 West 41st Avenue, Vancouver, British Columbia, Canada, V6N 3E6 (Address of Principal Executive Offices)
(604) 264-8274 (Issuer’s telephone number)

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

The Registrant’s revenues for the fiscal year ended December 31, 2007 were $Nil.

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 9, 2008 was approximately $4,465,509 based upon the average bid and ask price on that date.

The Registrant had 23,502,681 shares of common stock outstanding as of April 9, 2008.
__________

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB (the “Annual Report”) contains forward-looking statements within the meaning of the United States Private Securities Litigation Reform Act of 1995.  These statements are not historical or current facts and are made pursuant to the safe harbor provisions of Section 27A of the United States Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the United States Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof or other comparable terms.  Forward-looking statements represent management’s best judgment as to what may occur in the future and speak only as of the date made.  However, forward-looking statements are subject to risks and uncertainties beyond the control of the company, including those set forth in this Annual Report under “Risk Factors” in the section entitled “Management’s Discussion and Analysis or Plan of Operations”, that could cause actual results and events to differ materially from historical results and events and those presently anticipated or projected.  Accordingly, readers are cautioned not to place undue reliance on any such forward-looking statements. The company disclaims any obligation to update any forward-looking statements to reflect events or circumstances after the date of any such statement or to reflect the occurrence of anticipated or unanticipated events.

AVAILABLE INFORMATION

TapImmune Inc files annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (the “Commission”).  You may read and copy documents referred to in this Annual Report that have been filed with the Commission at the Commission’s Public Reference Room, at 100 F Street, NE, Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also obtain copies of our Commission filings by accessing the Commission’s website at http://www.sec.gov.

REFERENCES

In this Annual Report, unless the context suggests otherwise, references to “we,” “us,” “our”, “TapImmune”, the “Company” or the “company” refer to TapImmune Inc. and its subsidiaries.  All amounts in this Annual Report are in United States dollars, unless otherwise indicated, and references to “dollars” or “$” are to United States dollars.
__________

TABLE OF CONTENTS

Item                                                                                                                                  Page#

ITEM 1.	DESCRIPTION OF BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

ITEM 7.	FINANCIAL STATEMENTS

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.CONTROLS AND PROCEDURES

ITEM 8B.OTHER INFORMATION

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 10.EXECUTIVE COMPENSATION

ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13.EXHIBITS

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15.FINANCIAL STATEMENTS

__________

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Company Overview

We are a biotechnology company whose strategic vision is to develop and market products specializing in the application of the latest discoveries in cellular and molecular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and prevention of infectious diseases.  Our technologies are based on an understanding of the function of a protein “pump,” known as “TAP”, which is located within cells and which is essential to the processing of foreign (microbial) or autologous antigens, and subsequent presentation to the immune system for eradication of the cancer or infected cell.  We currently have none of our product candidates on the market and are focusing on the development and testing of our product candidates.

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

Company History

We currently trade on the OTC Bulletin Board under the symbol “TPIM”.

We were incorporated under the laws of the State of Nevada in 1991 under the name “Ward’s Futura Automotive Ltd”.  We changed our name a number of times since 1991 and, in July 2002, we completed the acquisition of GeneMax Pharmaceuticals Inc. (“GeneMax Pharmaceuticals”), a Delaware corporation, in a reverse merger and changed our name to “GeneMax Corp”.  As a result of this transaction the former stockholders of GeneMax Pharmaceuticals then owned 75% of the total issued and outstanding shares of GeneMax Corp.  GeneMax Pharmaceuticals is now a wholly owned subsidiary of TapImmune, and GeneMax Pharmaceuticals Canada Inc. (“GPCanada”), a British Columbia corporation, is a wholly owned subsidiary of GeneMax Pharmaceuticals.  On June 28, 2007, we approved a name change to TapImmune Inc.

The Immunotherapy Industry for Cancer

Management believes that there is a critical need for more effective cancer therapies.  Management further believes that the global market for effective cancer treatments is large, and that immunotherapies representing potential treatments for metastatic cancer are an unmet need in the area of oncology.

The human immune system appears to have the potential to clear cancers from the body, based on clinical observations that some tumors spontaneously regress when the immune system is activated.  Most cancers are not very “immunogenic”, however, meaning that the cancers are not able to induce an immune response because they no longer express sufficient levels of key proteins on their cell surface, known as Major Histocompatability Class I or MHC Class I proteins.  In healthy cells, these proteins provide the information to the immune system that defines whether the cell is healthy or, in the case of cancer or viral infection, abnormal.  If the MHC Class I proteins signal that the cells are abnormal, then the immune system’s T-cells are activated to attack and kill the infected or malignant cell.

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

By restoring TAP expression to TAP-deficient cells, the MHC Class I protein peptide complexes could signal the immune system to attack the cancer.  The strategic vision of TapImmune is to be a product-driven biotechnology company, focusing primarily on use of its patented TAP technology to restore the TAP function within cancerous cells, thus making them immunogenic, or more “visible” to cancer fighting immune cells.  As part of its overall strategy, and with additional funding, the company also intends to pursue the development of prophylactic vaccines against infectious microbes.  The company intends to develop the TAP technology for use as a therapeutic cancer vaccine that management believes will restore the normal immune recognition.  Management further believes that this cancer vaccine strategy is the only therapeutic approach that addresses this problem of “non-immunogenicity” of cancer.  Management believes that this therapy may have a strong competitive advantage over other cancer therapies, since restoring the TAP protein will direct the immune system to specifically target the cancerous cells without damaging healthy tissue.

TapImmune’s Target Market and Strategy

We are currently pursuing product development in oncology.  With additional funding, we will also pursue product development in prophylactic vaccines. The initial development process is the same for both therapeutic and prophylactic vaccines, so some parallel development will take place.  Cancer encompasses a large number of diseases that affect many different parts of the human body.  The diversity of cancer types and their overall prevalence create a large need for new and improved treatments.  Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers.  Based upon recent market reports, management believes that the market for cancer vaccines could be approximately $6 billion by 2010, with a compounded annual growth rate of 104%.  Our goal is to have the FDA approve our cancer vaccine within the next few years so that we can secure a portion of this market.

Management also believes that our prophylactic vaccine adjuvant will improve the creation of new vaccines and enhance the efficacy of current vaccines. It will be a key business development strategy to pursue partnerships and joint research & development ventures with vaccine manufacturers and pharmaceutical companies to bring new and improved vaccines to market.  The market for prophylactic vaccines is around $6 Billion and is expected to reach $11 Billion in 2010 (Frost & Sullivan).  Management believes that our adjuvant will increase the potency of many of the currently available vaccines and lead to the creation of better, more effective new vaccines, thereby allowing us to participate in this large market through novel new products and in combination with existing vaccines.

Research and Development Efforts

We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology.  We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes.  This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements.  We previously produced, and still plan to produce in the future, our TAP vaccines by inserting the TAP gene material into a proprietary, modified adeno virus licensed from Crucell Holland B.V. (“Crucell”) or a generic HEK293 adenovirus, and it will and  has been used as the prototype vaccine product for performing in-vitro immunological and animal preclinical studies.  We have organized our research and development efforts to take advantage of our partners’ capabilities while reducing our overhead costs.  Our relationship with the University of British Columbia (“UBC”) has allowed us to conduct contract research and development by employing highly skilled scientists at UBC.  The research and development team performs the basic research on the biological function of TAP and related licensed technology as well as preclinical animal studies in cancer and infectious diseases.  We also receive technical support from our licensing partner, Crucell, in the development of our TAP adeno virus based vaccine product.  Further, we will initiate our contract with SAFC Pharma (Sigma Aldrich), formerly, Molecular Medicine BioServices, Inc. “(Molecular Medicine”) for the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices (“GMP”) and Good Laboratory Practices (“GLP”) certification.

Products and Technology in Development

TAP Cancer Vaccine

We previously developed our TAP Cancer Vaccine at the UBC Biomedical Research Centre under an agreement we refer to in this Annual Report as our “Collaborative Research Agreement”.  This therapeutic cancer vaccine candidate, to be tested in preclinical toxicology studies, will, if successfully developed, include the patented use of the TAP-1 gene to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells.  The TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

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

Pre-Clinical Testing

We have completed pre-clinical animal testing of our TAP Cancer Vaccine to the extent that is required as a prerequisite for further preclinical toxicology analysis and Investigational New Drug (or “IND”) application to the FDA.  The pre-clinical testing of the TAP Cancer Vaccine to date included the evaluation of several strains of vaccinia and adenovirus vectors to assess their respective ability to deliver the correct genetic information allowing expression of the TAP protein in tumors, the selection and licensing of the vector from Crucell and the identification and entering into an agreement, that we refer to in this Annual Report as our “Production Services Agreement”, with Molecular Medicine, now SAFX Pharma, a GMP manufacturer, for subsequent production of the TAP Cancer Vaccine.  We have to complete the performance of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity.  In addition, we must complete initial vaccine production, and develop internal and external clinical trials, support personnel and infrastructure before commencing clinical trials.

Once the formal pre-clinical testing is completed, we intend to compile and summarize the data and submit it to the United States Federal Drug Administration (or “FDA”) and/or the Canadian Health Canada (or “HC”), and/or other national regulatory agencies, in the form of an investigational new drug application.  We anticipate that these applications would include data on vaccine production, animal studies and toxicology studies, as well as proposed protocols for the Phase I human clinical trials, described below.

Phase I Human Clinical Trials

Management believes that, subject to the completion of remaining pre-clinical work and financing, estimated at approximately $5,000,000, the Phase I human clinical trials could commence in the first half of 2009.  The Phase I human clinical trials will be designed to provide data on the safety of the TAP Cancer Vaccine when used in humans.  We intend to conduct the Phase I human clinical trials at the British Columbia Cancer Agency in Vancouver, British Columbia, or other locations under evaluation.  These trials will be conducted in respect of certain carcinomas.  We have presented information on the

TAP Cancer Vaccine to members of the Department of Advanced Therapeutics of the British Columbia Cancer Agency, with the intent of obtaining their assistance in the design and execution of the clinical study.

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

Future Products and Technology

Peptide Transfer Assay

We are attempting to develop potential products that may stimulate or interrupt the chain of events involved in certain immune system-related diseases.  One such potential product, referred to in this Annual Report as the “Peptide Transfer Assay”, would be used to identify compounds effective in the treatment of cancer, infectious diseases, autoimmune diseases and transplant rejection.  Autoimmune diseases include, but are not limited to, psoriasis, rheumatoid arthritis, multiple sclerosis, myasthenia gravis and diabetes.  T cells and antibodies in the body’s immune system normally identify and destroy foreign substances and cancerous cells.  Autoimmune diseases are generally caused by the abnormal destruction of healthy body tissues when T cells and antibodies react against normal tissue.

The Peptide Transfer Assay is ready for development for high-throughput screening and partnering.  High-throughput screening is the use of robotics and automated industrial processes used to speed up the drug discovery process, testing large number of compounds against certain targets.  Additional funding will be required to exploit this opportunity, however, the technology has been licensed and will continue to be protected by us. This technology is not currently a focus for development.

Screen for Regulators of Antigenicity

We recently acquired via our agreement with UBC a drug discovery technology that can be used to identify small molecule regulators of the immune response.  We refer to this technology in this Annual Report as the Screen for Regulators of Antigenicity Technology.  Management believes that the Screen for Regulators of Antigenicity Technology can be used to screen and select new drugs that regulate immune responses, and that it has relevance to both cancers and viral diseases and in modulating transplant rejection and autoimmune diseases.  This technology is of interest but will only be developed after successful development of the cancer and prophylactic vaccines.

Strategic Relationships

UBC

Collaborative Research Agreement

In September of 2000, through our wholly owned subsidiaries, GeneMax Pharmaceuticals and GeneMax Canada, entered into a Collaborative Research Agreement with the UBC to carry out further development of the TAP technologies as a cancer vaccine and other commercial products, and to provide GeneMax Pharmaceuticals with the option to acquire the rights to commercialize any additional technologies developed under the agreement.  Pursuant to the Collaborative Research Agreement UBC retained all rights and title to all inventions, improvements and discoveries that are conceived by employees of UBC during the term of the Collaborative Research Agreement; however, UBC therein granted us an option to obtain a royalty-bearing license to use such inventions, improvements and discoveries that were not covered under the existing license agreement and included improvements and enhancements of the licensed technologies.

The Collaborative Research Agreement, as amended, provided for payments to UBC in the aggregate of $2,973,049 (CDN).  In addition, we reimbursed UBC a total of $55,812 (CDN) of patent expenditures in connection with technologies licensed to us.

The parties to the Collaborative Research Agreement had agreed to the principal terms of a renegotiated agreement which would provide for an estimated annual budget of $295,000 (CDN) (in quarterly installments of $73,750 (CDN)) to allow for funding for one Ph.D. scientist and two support technicians.  In addition, UBC continued to provide us with access to university laboratories and equipment at UBC.

License Agreement

In March of 2000 we entered into a license agreement with UBC and Dr. Wilfred A. Jefferies, then our Chief Scientific Officer and a director, which is referred to in this Annual Report as the License Agreement, providing us with an exclusive world-wide license to use certain technology developed by UBC and Dr. Jefferies.  The License Agreement allowed us to use the technology associated with the patents entitled “Method for Enhancing Expression of MHC-Class 1 Molecules Bearing Endogenous Peptides” and “Method of Identifying MHC-Class 1 restricted Antigens Endogenously Processed by a Cellular Secretory Pathway” and to manufacture, distribute, market, sell, lease and license or sub-license products derived or developed from the above licensed technologies until the later of March 6, 2015 or the expiration of the last patent obtained under the License Agreement, including the expiration of patents obtained from modifications to existing patents.  As consideration for entering into the License Agreement we paid an initial license fee of $113,627.32 (CDN) and issued 500,000 GeneMax Pharmaceutical shares to the University of British Columbia; which were subsequently exchanged for 500,000 (pre reverse stock split) shares of our restricted common stock.

On February 16, 2004, UBC granted us an exclusive, worldwide license to use a novel assay technology to screen and select new drugs that regulate immune responses.  As consideration for entering into this license, which we refer to in this Annual Report as the “Immune Response License”, we issued UBC 10,000 (pre reverse stock split) shares of our common stock and were required to pay UBC an annual maintenance fee of $500 (CDN).  The term for the Immune Response License was the longer of either 20 years or the expiration of the last patent licensed under the Immune Response License, including the expiration of patents obtained from modifications to existing patents.

Option and Settlement Agreements

On January 24, 2006, and in accordance with the terms and conditions of a certain Option and Settlement Agreement (the “Option and Settlement Agreement”), dated for reference January 23, 2006, as entered among each of us, UBC, Dr. Jefferies and each of our predecessor and subsidiary companies, GeneMax Pharmaceuticals and GPCanada, the parties thereto reached a definitive agreement pursuant to which all existing financial claims by UBC (collectively, the “UBC Financial Claims”) as against us under each of those certain “License Agreement” among us, UBC and Dr. Jefferies dated March 6, 2000, as amended February 28, 2003 (“License Agreement #1”), and “License Agreement” between us and UBC dated February 16, 2004 (“License Agreement #2” and, collectively, the “License Agreements”), and under that certain “Collaborative Research Agreement” between UBC and GPCanada dated May 6, 2005 (the “CRA”), are satisfied (the “Settlement”) in consideration of UBC providing us with the consequent right to acquire, outright, by way of assignment (the “Option to Purchase”), all of UBC’s right title and interest in the technologies licensed to us under the terms of the License Agreements, including the “Technology” as that term is defined in the License Agreements, and all “Improvements” made prior to the date of execution of the Option and Settlement Agreement in furtherance of the same (collectively, the “Technology” thereunder); a copy of the Option and Settlement Agreement having been attached as an Exhibit to the company’s Current Report on Form 8-K which was filed on January 24, 2006.

In accordance with the terms and conditions of the Option and Settlement Agreement, and in order to keep the right and Option to Purchase the Technology granted to us by UBC in good standing and in force and effect; and in order to maintain the Settlement of all UBC Financial Claims consequent therein; we were obligated to provide cash payment (“Purchase Price Payment”) and to maintain the current status of UBC’s existing patent and patent pending applications respecting the Technology (the “Purchase Price Patent Obligations”; and the Purchase Price Payments and the Purchase Price Patent Obligations being, collectively, the “Purchase Price”) to the order and direction of UBC in the aggregate amount of $556,533 (CDN) (which also equate to the present UBC Financial Claims) prior to December 31, 2006 (the end of the “Option Period”), and in due complete satisfaction of the settlement of the UBC Financial Claims.

The Option and Settlement Agreement replaced our previous disclosed (by way of Current Report on Form 8-K dated December 23, 2005) “Letter of Intent” as previously entered into between us and UBC.

On December 18, 2006 we negotiated an extension with UBC of the January 24, 2006 Option and Settlement Agreement.  Under the terms of the extension we were obligated to pay UBC $216,533 (CDN) as follows:

(a)	$72,177 (CDN) on or before December 31, 2006; (paid);

(b)	$72,178 (CDN) plus interest of $3,362 (CDN) on or before March 20, 2007; (paid); and

(c)	$72,178 (CDN) plus interest of $1,423 (CDN) on or before May 31, 2007 (paid).

As of May 31, 2007 we completed our obligation with UBC and the technology assignment and transfer was completed in the current fiscal year.

Crucell

On August 7, 2003, we entered into an agreement with Crucell, which we refer to in this Annual Report as the “Research License and Option Agreement”.  Pursuant to that agreement, Crucell granted us a non-exclusive, worldwide license for Crucell’s adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package our TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).

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

To December 31, 2005, we had made payments required totaling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement.  Pursuant to the terms of the Research License and Option Agreement, a further $60,864 (€ 50,000) was due and payable on February 7, 2004 and a further $60,103 (€ 50,000) was due and payable on August 7, 2004 leaving $120,967 owing as of December 31, 2004 under the terms of the agreement.  Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party.  Effective June 6, 2005, Crucell gave us notice of default whereby we had three months to remedy the default.  On November 16, 2005, Crucell provided notice of Termination by Default due to our failure to remedy the default within the required three month period.

In May of 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 20, 2006 €123,590 (US$151,521) in connection with the reinstatement.  Under the revised terms of the agreement, we will pay Crucell 12 monthly payments of €10,300 starting May 2006 (paid to October 31, 2006 as of December 31, 2007) and a €75,000 annual license fee (not paid as of December 31, 2007, adjusted for CPI) in order to keep the reinstated agreement in good standing.  In January, 2008 we paid $40,000 to the outstanding balance of €136,800, and are currently working with Crucell to maintain our license and relationship as well as reaching a new payment schedule for the outstanding fees.

SAFC Pharma (Molecular Medicine)

On March 18, 2003, we entered into a production service agreement; referred to in this Annual. Report as the “PSA”, with Molecular Medicine of the United States.  The PSA provides for the performance of certain production services by Molecular Medicine relating to the adenoviral vector product containing our TAP gene technology.  The product is required to conduct pre-clinical toxicology studies and subsequent human clinical trials.

We were in breach of our contractual obligations with Molecular Medicine in respect of payments due for Phase I of the project.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and we have a $78,000 surplus which can be applied towards subsequent phases of the project.

In August 2005 we postponed production of our clinical grade TAP adeno based vaccine for pre-clinical toxicology analysis with Molecular Medicine due to technical difficulties related to the yields of vaccine.  Crucell is currently in the process of solving technical issues associated with production yields of the vaccine. We have developed a second option and are preparing to initiate viral construction on the best and most suitable cell line. We have a credit of approximately $78,000 valid until the end of 2008 with Molecular Medicine towards future vaccine production.  Despite the technical difficulties we anticipate production of a clinical grade TAP based vaccine to be produced utilizing the adeno vector from Crucell or our in-house adeno virus vector to allow us to meet our milestones for completing toxicology analysis by the end of 2008/early 2009.

National Institute of Allergy and Infectious Diseases

On October 21, 2003, we entered into an agreement, which we refer to in this Annual Report as the “Biological Materials Transfer Agreement”, with the National Institute of Allergy and Infectious Diseases (or “NIAID”), a division of the Public Health Service (or “PHS”).  The Biological Materials Transfer Agreement provides for the license of NIAID’s Modified Vaccinia Ankara virus for use in our research and product development.  The licensed technology and virus material will be used with the goal of developing a vaccine platform capable of generating superior protective immune responses against smallpox.  Pursuant to the Biological Materials Transfer Agreement we pay a non-refundable annual royalty of $2,500 per year.  The Biological Materials Transfer Agreement expires on November 5, 2008.  PHS may terminate this agreement if we are in default in the performance of any material obligation under this Agreement, and if the default has not been remedied within ninety days after the date of written notice by PHS of such default.

Other Technology

On February 16, 2004, we added to our technology portfolio by expanding the License Agreement (now assigned under the purchase agreement) with UBC to include a technological method that identifies agonists or antagonists antigen presentation to the immune system by normal and cancerous cells.  Management believes that this technology can be used to screen and select new drugs that regulate immune responses.

Intellectual Property, Patents and Trademarks

Patents and other proprietary rights are vital to our business operations.  We protect our technology through various United States and foreign patent filings, and maintain trade secrets that we own.  Our policy is to seek appropriate patent protection both in the United States and abroad for its proprietary technologies and products.  We require each of our employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with us.  Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not be disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived of by an employee shall be our exclusive property.

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

Pursuant to the acquisition agreement from The UBC we acquired the a portfolio of intellectual property as follows:

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

TAP Vaccines and other filings

On July 9, 2004, UBC filed a patent application with the U.S. Patent and Trademark Office for patent protection for TAP vaccines as a method for increasing immune responses.  As of the date of this Annual Report we have received a ‘Notice of Allowance’ but the order granting a patent has not been received.  Other patent applications have been filed by us and UBC in respect of our technologies and those currently under assignment.  In December 2006 , January, November and December 2007 ,  we made additional filings as continuations or new filings with regard to the same technologies as well as their applications in infectious diseases.  We also filed for a continuation and had reinstated a previously ‘unintentionally abandoned’ patent.  A clerical error at our previous patent counsel caused a filing date to be erroneously missed.  That patent is now in good standing and notice of allowance has been received on a number of claims.  We intend to continue to work with UBC to file additional patent applications with respect to any novel aspects of our technology to further protect our intellectual property portfolio.

Competition

The oncology industry is characterized by rapidly evolving technology and intense competition.  Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are developing various immunotherapies and drugs to treat cancer.  There may be products on the market that will compete directly with the products that we are seeking to develop.  In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with our technologies and products.  These companies and institutions may also compete with us in recruiting qualified scientific personnel.  Many of our potential competitors have substantially greater financial, research and development, human and other resources than us.  Furthermore, large pharmaceutical companies may have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures.  Such competitors may develop safer and more effective products, obtain patent protection or intellectual property rights that limit our ability to commercialize products, or commercialize products earlier than we do.

Management expects technology developments in the oncology industry to continue to occur at a rapid pace.  Commercial developments by any competitors may render some or all of our potential products obsolete or non-competitive, which could materially harm the company’s business and financial condition.

Management believes that the following companies, which are developing various types of similar immunotherapies and therapeutic cancer vaccines to treat cancer, could be our major competitors: CellGenSys Inc., Corixa Corp., Dendreon Corp., Genzyme Molecular Oncology, Therion Biologics Corp. and Transgene S.A.

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

The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections.  We have entered into a contract with Molecular Medicine for commercial scale manufacturing of the TAP Cancer Vaccine, therefore our ability to control compliance with FDA manufacturing requirements will be limited.

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

Other Jurisdictions

Outside the United States and Canada the company’s ability to market drug products is contingent upon receiving marketing authorization from the appropriate regulatory authorities.  Management believes that the foreign regulatory approval process includes all of the complexities associated with FDA approval described above.  The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country.  At present, foreign marketing authorizations are applied for at a national level, although within the European Union procedures are available to companies wishing to market a product in more than one member country.

Product Liability and Insurance

Once we commence the sale of our products into the market, we will face the risk of product liability claims.  Because we are not yet selling our products, we have not experienced any product liability claims to date and we do not yet maintain product liability insurance.  Management intends to maintain product liability insurance consistent with industry standards upon commencement of the marketing and distribution of the TAP Cancer Vaccine.  There can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on our business, financial condition or results of operations, or that such insurance will continue to be available on commercially reasonable terms, if at all.

Employees and/or Consultants

Mr. Denis Corin is our President, Chief Executive Officer and Principal Executive Officer, Mr. Patrick McGowan is our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer, and Dr. Wilfred Jefferies is our Principle Scientist.  These individuals are primarily responsible for all our day-to-day operations.  Other services are provided by outsourcing and consultant service agreements.  As of December 31, 2007, we did not have any employees.

ITEM 2.                      PROPERTIES

We do not own any real estate or other properties.  Our registered office is located at Unit 2, 3590 West 41st Avenue, Vancouver, British Columbia Canada, V6N 3E6.  On March 1, 2007, the Company entered into a five year lease agreement for lab facilities in Vancouver, British Columbia, Canada.  The agreement requires monthly payments of $2,671 (CDN) plus a share of operating costs during the first two years of the term, and monthly payments of $2,820 (CDN) plus a share of operating costs for the final three years.

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

Our common stock is traded on the Over The Counter Bulletin Board (“OTCBB”) under the symbol “TPIM.OB” and on the Frankfurt and Berlin Stock Exchanges under the symbol “GX1.”  The listing on the Berlin Stock Exchange was done without the company’s knowledge and consent.  The company has attempted to have the Berlin Stock Exchange listing terminated, however, it has not been able to do so.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCBB.  The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

	High Bid	Low Bid
Fiscal Year 2007
December 31, 2007	$0.17	$0.14
September 30, 2007	$0.45	$0.30
June 30, 2007	$0.39	$0.39
March 31, 2007	$0.35	$0.28

Fiscal Year 2006
December 31, 2006	$0.25	$0.21
September 30, 2006	$0.23	$0.23
June 30, 2006	$0.28	$0.28
March 31, 2006	$0.38	$0.35

Fiscal Year 2005
December 31, 2005	$0.48	$0.45
September 30, 2005	$0.32	$0.30
June 30, 2005	$0.75	$0.50
March 31, 2005	$0.80	$0.78

As at December 31, 2007 the date of the most current list of shareholders provided to us by our transfer agent, we had 141 shareholders of record of our common stock.  Subsequent to our dispute with X-Clearing Corporation, our previous transfer agent, we appointed Computershare Trust Company of Canada, of Vancouver, British Columbia, as our transfer agent.

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

To date, we have not paid any dividends on our common stock, and our Board of Directors does not currently intend to declare cash dividends on our common stock.  We instead intend to retain earnings, if any, to support the growth of our business.  Any future cash dividends would depend on future earnings, capital requirements and our financial condition and other factors deemed relevant by the Board of Directors.

Stock and Security Issuances

On June 28, 2007, we completed a reverse stock split thereby issuing 1 new share for each 2.5 outstanding shares of our common stock.  Accordingly, our authorized share capital was decreased from 200,000,000 common shares to 80,000,000 common shares.

Private Placements and Convertible Debentures

On June 8, 2007 we issued 1,500,000 (pre reverse stock split) shares of common stock pursuant to the issuance of 1,500,000 units at a issuance price of $0.10 (pre reverse stock split) per unit as a finder’s fee in conjunction with the February 12, 2007 convertible debenture.  Each unit is comprised of one common share at a price of $0.10 (pre reverse stock split) per unit and one non-transferable share purchase warrant.  Each such warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 (pre reverse stock split) per share during the first two years, $0.20 (pre reverse stock split) per share during the third year, $0.30 (pre reverse stock split) per share during the fourth year, and $0.40 (pre reverse stock split) per share during the fifth year.

On June 8, 2007 we issued 7,279,530 (pre reverse stock split) shares of common stock at $0.10 (pre reverse stock split) per share pursuant to the conversion of $567,953 in related party debt and $160,000 in accounts payable.

On June 8, 2007, we issued 700,000 (pre reverse stock split) shares of common stock pursuant to a private placement financing of 700,000 units at a price of $0.10 (pre reverse stock split) per unit for gross proceeds of $70,000.  The units have the same terms as those described in the following paragraph, that is, each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each such warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 (pre reverse stock split) per share during the first two years, $0.20 (pre reverse stock split) per share during the third year, $0.30 (pre reverse stock split) per share during the fourth year; and $0.40 (pre reverse stock split) per share during the fifth year.

On February 12, 2007, and in conjunction with the prior written agreement of each convertible debenture holder to so convert the entire $1,016,000 convertible debenture financing, we issued the following shares:

(a)	4,945,000 (pre reverse stock split) shares of our common stock pursuant to the conversion of $494,500 of the convertible debenture financing issued on March 23, 2006,

(b)
10,160,000 (pre reverse stock split) shares of our common stock pursuant to the conversion of 10,160,000 (pre reverse stock split) convertible units at a price of $0.10 per unit for total proceeds of $1,016,000, the convertible debenture financing issued on February 12, 2007.

Each unit is comprised of one common share and one non-transferable common share purchase warrant, and each such warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 (pre reverse stock split) per share during the first two years, $0.20 (pre reverse stock split) per share during the third year, $0.30 (pre reverse stock split) per share during the fourth year and $0.40 (pre reverse stock split) per share during the fifth year.

The $1,016,000 convertible debenture financing was completed on November 30, 2006, for which we had issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year.  If not converted, the notes were due one year from the date of loan advance.  The unpaid amount of principal and accrued interest could be converted at any time at the holder’s option into shares of our common stock at a price of $0.10 (pre reverse stock split) per convertible unit.  Each convertible unit, upon conversion, is comprised of one of our common shares and, without conversion, one of our non-transferable and detached share purchase warrant, which are issuable and exercisable without conversion.  The warrants forming part of the convertible units are detachable from any conversion and non-transferable, and each such warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 (pre reverse stock split) per share during the first two years, $0.20 (pre reverse stock split) per share during the third year, $0.30 (pre reverse stock split) per share during the fourth year and $0.40 (pre reverse stock split) per share during the fifth year.  We had the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of our shares).

(c)
4,750,000 (pre reverse stock split) shares of common stock pursuant to a private placement financing of 4,750,000 units at a price of $0.10 (pre reverse stock split) per unit for gross proceeds of $475,000.  Each unit is comprised of one common share and one non-transferable common share purchase warrant, and each such warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 (pre reverse stock split) per share during the first two years, $0.20 (pre reverse stock split) per share during the third year, $0.30 (pre reverse stock split) per share during the fourth year and $0.40 (pre reverse stock split) per share during the fifth year.

The convertible debenture financing of $494,500 was completed in March, 2006, for which we had issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year.  If not converted, the notes were due one year from the date of loan advance.  The unpaid amount of principal and accrued interest may be converted at any time at the holder’s option into shares of our common stock at a price of $0.10 (pre reverse stock split) per convertible unit.  Each convertible unit, upon conversion, is comprised of one share of our common stock and, without conversion, one of our non-transferable and detached share purchase warrants, which are issuable and exercisable without conversion.  The warrants forming part of the convertible units are detachable from any conversion and non-transferable, and each such warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 (pre reverse stock split) per share during the first two years, $0.20 (pre reverse stock split) per share during the third year, $0.30 (pre reverse stock split) per share during the fourth year and $0.40 (pre reverse stock split) per share during the fifth year.  We have the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of our shares).

Consulting Service Agreements

On December 19, 2007 we agreed to issue 120,000 shares of our restricted common stock pursuant to a consulting services agreement.  The restricted common shares were recorded at their fair market value of

$0.195 per share and accordingly, their total value of $23,400 has been recorded as a stock issuance obligation.

On October 31, 2007 we issued 100,000 shares of our restricted common stock pursuant to a consulting services agreement.  The restricted common shares were recorded at their fair market value of $0.36 per share and accordingly their total value of $36,000 has been recorded as stock based consulting fees.

2007 Stock Incentive Plan

On June 8, 2007, our Board of Directors approved the adoption of a stock option plan (the “2007 Plan”) allowing for the granting of up to 16,000,000 (pre reverse stock split) options to our directors, officers, employees and consultants.  Options granted under the Plan shall be at prices and for terms as determined by our Board of Directors, and may have vesting requirements as determined by our Board of Directors.

On June 8, 2007, we granted a total of 15,800,000 (pre reverse stock split) stock options under the 2007 Plan to consultants, directors and officers at an exercise price of $0.10 (pre reverse stock split) per share.  The term of these options is ten years, with 7,750,000 (pre reverse stock split) stock options vesting immediately, 6,050,000 one year from issuance, 1,000,000 two years from issuance and 1,000,000 three years from issuance.

Warrants

On December 18, 2007 we agreed to issue 400,000 non-transferable registerable share purchase warrants.  The warrants are to be issued within 12 months of the agreement as consideration for a six month extension of an unsecured promissory note from 2007, and will be considered fully paid and non-assessable.  Each warrant will entitle the holder to purchase one additional share of our common stock for a period of three years from the date of the issue at an exercise price of $0.25 per share.

On November 30, 2007 we issued 1,780,000 non-transferable registerable share purchase warrants pursuant to a loan and security agreement.  Each warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.25 per share.

On November 30, 2007 we issued 178,000 non-transferable registerable share purchase warrants as a financing fee pursuant to the loan and security agreement.  Each cashless warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.25 per share.

On October 31, 2007 we issued 125,000 non-transferable registerable share purchase warrants.  The warrants were issued as partial consideration of an unsecured promissory note and are considered fully paid and non-assessable.  Each warrant entitles the holder to purchase one additional share of our common stock for a period of one year from the date of the issue at an exercise price of $0.30 per share.

On July 3, 2007 we signed a letter agreement extending the term of the 166,667 warrants originally issued with the outstanding convertible note issued in 2004 for a period of two years or 18 months after effective registration and reduced the conversion price from $1.25 to $0.25.

Throughout the year we issued 1,500,000 (pre reverse split) warrants as finder’s fee, 5,450,000 (pre reverse split) warrants as part of the private placement units and 10,160,000 (pre reverse split) warrants as part of the debt conversion units. See Private Placements and Convertible Debentures above.

ITEM 6.                      Management’s Discussion And Analysis Or Plan Of Operation

Overview

We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases.  Since our inception we have devoted substantially all of our resources to research and development activities, primarily with early stage research in the field of gene therapy.  We are currently conducting preclinical studies using our TAP gene technology in combination with an in-licensed adeno virus, with the aim of  completing our preclinical trials and filing an Investigational Drug Application for cancer in 12 to 24 months.  We are also pursuing vaccine developments for infectious diseases using our TAP gene technology and an in-licensed Modified Vaccinia Ankora virus with the aim of establishing licensing and partnering relationships to generate revenue and advance our technology to the clinic.

We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  In order to carry out our corporate operational plan and to support the anticipated future needs of our research and development activities, we expect that we will have cash requirements of approximately $5,000,000 over the next 24 months, which we expect to obtain through additional equity financings.  The funding that we need would, if obtained, be used to support our activities surrounding our proposed clinical grade production of our lead TAP vaccine product, commencement of human clinical studies, advance the development of our prophylactic vaccine campaign and proceed with potential acquisitions or in-licensing of new technologies or products.  In the event that we are able to secure funding through the sale of our securities, it is expected that we will expand our management team to include a Director of Clinical Operations, Director of Business Development, a Director of Regulatory Affairs, a Director of Research, and a Controller.  It is also anticipated that as we advance our product development in oncology and prophylactic vaccines, we will incrementally increase the number of scientists employed by us to approximately six.

We have recently secured a new leased laboratory for exclusive use by us, and we have transferred our technologies from UBC to the new facility.

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

In accordance with the terms and conditions of our Option and Settlement Agreement with UBC, and in order to keep the right and Option to Purchase the Technology granted to us by UBC in good standing and in force and effect; and in order to maintain the Settlement of all UBC Financial Claims consequent therein; we were obligated to make Purchase Price Payments of $556,533 (CDN) prior to December 31,

2006 and to maintain the current status of UBC’s existing patent and patent pending applications respecting the Technology.

On December 18, 2006 we negotiated an extension of the January 24, 2006 Option and Settlement Agreement with UBC.  Under the terms of the extension we were obligated to pay UBC $216,533 (CDN) as follows:

(a)           $72,177 (CDN) on or before December 31, 2006 (paid);

(b)	$72,178 (CDN) plus interest of $3,362 (CDN) on or before March 20, 2007 (paid); and

(c)           $72,178 (CDN) plus interest of $1,423 (CDN) on or before May 31, 2007 (paid).

As of May 31, 2007 we completed our obligation with UBC and the technology assignment and transfer was completed in the current fiscal year.  Additional ‘flow-through’ technologies are currently being assigned as a continuation of the Option Settlement Agreement and are expected to be completed in the first half of 2008.

We had Production Services Agreement with SAFC Pharma, (formerly Molecular Medicine) for the production of a clinical grade of our TAP adeno based vaccine for pre-clinical toxicology analysis.  However, in August of 2004 we ceased production of our clinical grade vaccine due to technical difficulties related to the yields of vaccine.  Crucell is currently in the process of solving technical issues associated with production yields of the vaccine.  Despite the technical difficulties we anticipate a clinical grade TAP based vaccine to be produced utilizing the adeno vector from Crucell or our in-house adeno virus vector to allow us to meet our milestones for commencing toxicology analysis by the end of 2008.  We anticipate commencing clinical grade production of our oncology vaccine in 2008.

We were in breach of our contractual obligations with Moleclar Medicine in respect of payments due for Phase I of the project.  We have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and we have a credit of approximately $78,000 with Molecular Medicine to be applied towards future vaccine production.

Pursuant to the Research License and Option Agreement Crucell granted us a non-exclusive, worldwide license for Crucell’s adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package our TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).  The Research License and Option Agreement provided for bi-annual license maintenance fees of 50,000 Euros, exclusive of applicable taxes, during the first two years of the agreement, and an annual license maintenance fees of 75,000 Euros, exclusive of applicable taxes, starting on the third anniversary until the expiration of the agreement on August 7, 2008.  Total obligations under this agreement are 450,000 Euros.

To December 31, 2003, we had made payments required totaling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement.  Pursuant to the terms of the Research License and Option Agreement, a further $120,697 (€100,000) was incurred (not paid) during 2004 and an additional $126,355 (€100,000) was incurred during 2005 leaving a total of $236,880 (€200,000) owing as at December 31, 2005.  Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party.  Effective June 6, 2005, Crucell gave us notice of default whereby we had three months to remedy the default.  On November 16, 2005, Crucell provided notice of Termination by Default due to our failure to remedy the default within the required three month period.

In May 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 20, 2006 €123,590 (US$151,521) in connection with the reinstatement.  Under the revised terms of the agreement, we will pay Crucell 12 monthly payments of €10,300 starting May 2006 (paid to October 31, 2006 as of December 31, 2007) and a €75,000 annual license fee (not paid as of December 31, 2007, adjusted for CPI) in order to keep the reinstated agreement in good standing.  In January, 2008 we paid $40,000 to the outstanding balance of €136,800, and are currently working with Crucell to maintain our license and relationship, as well as reaching a new payment schedule for the outstanding fees.

We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines.  We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.  Under the terms of this agreement we are required to pay a royalty of $2,500 per year which has been paid.

Plan of Operation and Funding

Management believes that an estimated $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development and completion of toxicology trials for the TAP Cancer Vaccine and prophylactic vaccine adjuvant and for various operating expenses.  We are encouraged by recent success stories in the small cap biotech arena where larger biotech and pharmaceutical companies have taken significant positions in, or invested in joint development projects with, smaller companies like ours.  While the capital markets are currently very challenging, we are hopeful that our early success and very promising technology will enable us to raise the required funding to proceed.  We expect to raise funds in the short term to pay some debt and initiate our manufacturing contracts.  The short term requirement is roughly $1,000,000 with a further $1.5M to $2M required for the next 12 months and to get us to point where we can initiate a Phase 1 study (a single phase 1 study will cost approximately $5M).

We have not generated any cash flows to fund our operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry.  Therefore, we must raise additional funds in the future to continue operations.  We intend to finance our operating expenses with further issuances of common stock.  We believe that anticipated future private placements of equity capital, if successful, may be adequate to fund our operations over the next 24 months.  Thereafter, we expect we will need to raise additional capital to meet long-term operating requirements.  Our future success and viability are dependent on our ability to raise additional capital through further private offerings of our stock or loans from private investors.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully, which could significantly and materially restrict or delay our overall business operations.

Application of Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Financial Instruments

The fair values of cash and cash equivalents, other current monetary assets, accounts payable and accrued liabilities, and other current liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  Our operations and financing activities are conducted primarily in United States dollars, and as a result we are not subject to significant exposure to market risks from changes in foreign currency rates.  Management has determined that we are not exposed to significant credit risk.

Stock Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.  In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method.  We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.  We have elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of our 2006 fiscal year.  Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25.  We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense.  Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

Recent Accounting Pronouncements

In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008.  Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110).  SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”.  The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007.  SAB 110 is effective January 1, 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

For the Fiscal Year Ended December 31, 2007 Compared with the Fiscal Year Ended December 31, 2006

Our net revenues during the fiscal years ended December 31, 2007 and 2006 were $Nil.  The lack of revenues during the fiscal years ended December 31, 2007 and 2006 resulted from the emphasis on the research and development of the TAP technologies.  Interest income of $Nil was recorded during the years ended December 31, 2007 and 2006.

Consulting fees were $171,854 during the fiscal year ended December 31, 2007 compared to $155,407 during the prior fiscal year, an increase of $16,447.  The increase was due primarily to new agreements in the current year for investor relations and marketing services.

Consulting fees – stock based were $309,500 during the fiscal year ended December 31, 2007 compared to $Nil for the prior fiscal year.  The current year expense consists of the fair value of stock and option grants earned by consultants during the year.  No stock or option grants were issued to consultants in the prior year.

Gain on settlement of debt decreased to $Nil during the fiscal year ended December 31, 2007 compared to $30,461 during the prior fiscal year.  There were no debt settlement agreements in the current fiscal year.

General and administrative costs increased to $132,587 during the fiscal year ended December 31, 2007 compared to $33,515 during the prior fiscal year, and increase of $99,072.  The increase results from charges relating to a new office and laboratory lease agreement, increased transfer agent and filings fees, and a significant increase in travel related to financing activities.

Interest and finance charges was $1,380,075 during the fiscal year ended December 31, 2007 compared to $446,598 during the prior fiscal year, an increase of $933,477.  The increase is due to accrued interest, accretion of the discount on the 2006 convertible debt, amortization of the fair value of warrants on the 2006 convertible debt, $1,016,000 in costs classified as interest charges resulting from conversion of the debt, and the fair value of warrants issuable with new promissory notes signed during the current year.  The $1,016,000 non-monetary charge relates to the unaccreted fair value of the beneficial conversion feature and warrants on the 2007 convertible debt.  Once the debt was converted, the unaccreted charge was required to be recognized immediately.

Management fees were $286,632 during the fiscal year ended December 31, 2007 compared to $182,819 during the prior fiscal year, an increase of $103,813.  The increase results from increases in executive compensation agreements during the current year.

Management fees – stock based were $654,722 during the fiscal year ended December 31, 2007 compared to $Nil for the prior fiscal year.  The current year expense consists of the fair value of option grants earned by management during the year.  No option grants were issued to management in the prior year.

Professional fees were $524,502 during the fiscal year ended December 31, 2007 compared to $240,016 during the prior fiscal year, an increase of $284,486.  The increase is due primarily to significant increases in fees relating to financing arrangements and new legal fees relating to the review of, and reinstatement patent applications.

Research and development costs during the fiscal year ended December 31, 2007 were $425,569 compared to $270,122 during the prior fiscal year, an increase of $155,447.  The increase results from new research and consulting service agreements during the current fiscal year.

As a result of the above, during the fiscal year ended December 31, 2007, we recorded operating expenses of $3,891,411, compared to $1,304,387 in the prior fiscal year, an increase of $2,587,024.  The increase results primarily from significant changes in stock based compensation and interest and financing charges during the current year.

Of the $3,891,411 incurred as operating expenses, we paid or accrued an aggregate of $449,865 in cash based fees payable to certain directors and/or private companies controlled by those directors of the company and other related parties pursuant to consulting, management and research and development agreements.  Additionally, we incurred an aggregate of $654,722 in stock based management fees based on the fair value of option grants earned by certain directors and officers during the year.

As a result of the above, our net losses during the fiscal year ended December 31, 2007 were $3,891,411 or $0.19 per share as compared to a net loss of $1,304,387 or $0.11 per share during the prior fiscal year, an increase of $2,587,024.  The increase in net loss is attributable primarily to interest and finance charges related to convertible debt and the issuance of warrants, and the fair value of stock-based compensation.

Liquidity and Capital Resources

As December 31, 2007, we had $167,539 in cash.  Generally, we have financed operations to date through the proceeds of secured and unsecured promissory notes, convertible debt and the private placement of equity securities.  We received $1,040,734 during the fiscal year ended December 31, 2007 from financing activities.

We completed a $1,016,000 convertible debenture financing on February 12, 2007 which was immediately converted into 4,064,000 shares of our common stock at a price of $0.25 per share.  In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 4,064,000 shares of our common stock for a period of five years from the date of issuance.  The warrants are exercisable at a price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year, and $1.00 per share during the fifth year.  Subscriptions for the $1,016,000 convertible debenture financing were received prior to December 31, 2006.  The convertible debenture bears interest at 8% per annum in the first year and 12% per annum in the second year.  Because the debenture was converted upon issuance, no interest was accrued or paid for the debenture.

Additionally, we completed a private placement financing on February 12, 2007 and issued 1,900,000 units at a price of $0.25 per unit for total proceeds of $475,000.  Each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each common share purchase warrant entitles the holder to acquire an additional common share for a period of five years.  The warrants are exercisable at a price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year, and $1.00 per share during the fifth year.  On June 8, 2007 we completed a $70,000 private placement financing by issuing 280,000 units at a price of $0.25 per unit.  Each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each common share purchase warrant entitles the holder to acquire an additional common share for a period of five years.  The warrants are exercisable at a price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year, and $1.00 per share during the fifth year.  Subscriptions for the $70,000 private placement financing were received prior to December 31, 2006.

On July 31, 2007 we completed a $100,000 unsecured promissory note financing which was revised to $125,000 on August 31, 2007.  In addition, the holder of the notes was granted non-transferable and registerable common stock purchase warrants entitling the holder to purchase an additional 125,000 shares of our common stock for a period of one year from the date of issuance at an exercise price of $0.30 per share.  The promissory note matured on September 28, 2007 and bears interest at 12% per annum.  At December 31, 2007 interest of $6,625 was accrued on the promissory note.  As of the date of this report no payment was made on the principal or the interest.  On December 18, 2007 we signed an agreement to extend the terms of the 2007 Promissory Notes through February 28, 2008.  As consideration for the extension, we agreed to issue to the Lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share and for an exercise period of up to three years from the issuance date.

On August 31, 2007 we received total proceeds of $200,000 for the principal amount of a convertible promissory note that bears interest at 12% per annum and is due on demand.  Upon completion of the conversion terms, the unpaid amount of principal and accrued interest may be converted at any time at the holder’s option into shares of our common stock.  The conversion price will be determined by the purchase price of our next stock offering or convertible debt financing.  As of December 31, 2007 and the date of this report, no further convertible debt financing was completed, therefore no conversion feature was determined for this promissory note, which is recorded as subscription received at the end of the year. Interest of $8,022 has been accrued to the note at December 31, 2007, and no repayment has been made to the principal or interest.

On November 30, 2007 we entered into a Loan and Security Agreement whereby we issued secured promissory notes in the principal amount of $445,000, with 12% interest paid in advance resulting in net proceeds of $391,600.  The promissory notes mature on May 31, 2008.  As part of this financing, the holders of the notes were granted common stock purchase warrants entitling the holders to purchase an additional 1,780,000 shares of our common stock for a period of five years from the date of issuance at an exercise price of $0.25 per share.  In relation to this financing, for finders’ fees we paid $54,195 in cash and issued 178,000 warrants under the same terms as the lenders’.

Under the Loan and Security Agreement the notes shall be prepaid if the Company receives funds from a sale or series of sales of any debt or Common Stock or Common Stock Equivalents in the aggregate of $2,000,000 or more.  Under the terms of the Loan and Security Agreement, the Company granted a first priority security interest in Company collateral, including, but not limited to: (i) all goods, including machinery and inventory; (ii) all contract rights and other general intangibles; (iii) all accounts, together with all instruments, etc., (iv) all documents, letter of credit rights, instruments and chattel paper; (v) all commercial tort claims; (vi) all deposit accounts and all cash; (vii) all investment property; (viii) all supporting obligations; (ix) all files, records, books of account, business papers, and computer programs; and (x) the products and proceeds of all of the foregoing.

We completed a $494,500 convertible debenture financing on March 24, 2006.  Subscriptions from this financing totaling $60,000 were received prior to December 31, 2005.  Subsequent to March 24, 2006, we received an additional $1,086,000 of subscriptions on a second tranche of convertible debenture financing that was completed on February 12, 2007.

During 2005 we completed a private placement financing of 9,068,301 units, at a price of $0.15 per unit, for gross proceeds of $1,360,245, pursuant to Regulation S promulgated under the Securities Act.  Each unit is comprised of one common share and one-half of one non-transferable common share purchase warrant.  Each such whole common share purchase warrant entitled the holder to acquire an additional common share for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date we completed an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50.  Finders’ fees comprised of 8% cash and 5% finder’s fee warrants were paid to certain registered broker dealers in respect of certain of the placees.  We paid a total of $97,620 in cash finder’s fees, $100,561 in legal fees and other issue costs and issued a total of 406,748 finder’s fee warrants.  The total fair value of the unit warrants and finder’s warrants was estimated to be $116,206 and was recorded as a separate component of stockholders’ equity.

During 2004 we issued unsecured convertible promissory notes in the principal amount of $500,000.  The notes provided for an interest rate of 8% per annum and were due 12 months from the date of issue.  The unpaid amount of principal and interest was convertible at any time, at the holder’s option, into shares of our common stock at a price of $0.60 per share.  In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 250,000 shares (in respect of the $300,000 note) and 166,667 shares (in respect of the $200,000 note).  The warrants were exercisable at a price of $0.66 per share for a period of two years.  We also granted to Duncan Capital, which entity arranged for the financing, a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder’s fee entitling the holder to purchase an additional 83,333 shares of our common stock at a price of $0.60 per share for a period of two years and 41,667 shares of our common stock at a price of $0.66 per share for a period of two years.   This offering was sold to a limited number of accredited investors pursuant to section 4(2) of the Securities Act.  In 2005 the terms of the convertible notes were amended to extend the maturity to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term.  In addition, the term of the warrants will be extended for a period of greater than the original two years dependent on achieving certain listing conditions as per the amending agreement.

Also during 2004 we closed a private placement offering of 857,143 units, at a subscription price of $0.70 per unit, with each unit comprised of one share of common stock and one share purchase warrant.  The offering was conducted outside of the United States to non-U.S. Persons in accordance with the registration exemption provided by Regulation S promulgated under the Securities Act.  Each such warrant entitles the holder to purchase one share of common stock at an exercise price of $0.70 within two years of the date of issuance.  Gross proceeds of the offering were $600,000.  The offering provides the investors with piggy-back registration rights relating to any follow on financing conducted that requires registration of the subject financing shares.  The offering was exempt from registration pursuant to Regulation S promulgated under the Securities Act.

Net cash used in operating activities during the fiscal year ended December 31, 2007 was  $1,225,649.  We had no revenues during the 2006 and 2007 fiscal years.  Expenditures were primarily the result of payments for consulting, management, and professional fees in addition to our research and development activities.

At December 31, 2007, we had 6,320,000 stock options and 11,071,667 share purchase warrants outstanding.  The outstanding stock options and warrants have a weighted average exercise price of $0.25 per share.  Accordingly, as at December 31, 2007, the outstanding options and warrants represented a total of 17,391,667 shares issuable for a maximum of approximately $4,347,917 if these options and warrants were exercised in full.  The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised.

As of December 31, 2007, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which is anticipated to be $8,000,000 assuming a single Phase 1 clinical trial.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Risk Factors

An investment in us entails numerous risks and uncertainties, including those listed below, that should be carefully considered.  These risk and uncertainties could cause our actual results to differ materially from those expected which would have a material adverse effect on our business and financial condition.

We have a history of operating losses.

We continue to incur losses and are will  require additional financing to continue our operations.  We have incurred operating losses and negative cash flow from operations for most of our history.  Losses incurred since our inception have aggregated $18,616,167 and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  We believe that we will have sufficient cash to satisfy our needs for at least the next four to six months.  We will need to raise additional capital, most likely via the sale of equity securities, to fund our operations.  There can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all.  Any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants.  If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

The independent auditor’s report accompanying our December 31, 2007 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.  Our ability to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations.  There can be no assurance that we will be able to raise sufficient additional capital or eventually positive cash flow from operations to address all of our cash flow needs.  If we were not able to find alternative sources of cash or generate positive cash flow from operations, our business and financial condition would be materially and adversely affected.

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

In August of 2004 our Collaborative Research Agreement with UBC expired and could not be continued because the company lacked the financial resources.  However, UBC did not terminate the research activities and research and development continued at UBC through December 2004 on the understanding that the expenses incurred would be paid once we received further financing or would be incorporated into the terms of a new agreement.  As of December 31, 2004, outstanding debt of TapImmune to UBC incurred pursuant to this arrangement was approximately $803,953.  In December of 2005 we signed a Letter of Intent with UBC whereby all existing financial claims by UBC would be satisfied in consideration of UBC providing us with an option to acquire outright all of UBC’s right title and interest in the technologies licensed to us.  The Letter of Intent was followed by the completion of a definitive agreement on January 24, 2006.  Under the terms of the agreement we were obligated to pay UBC $478,532 ($556,533 (CDN)).

Under the terms of the agreement we were also obligated to pay any other costs or expenses which may be due and owing by us to UBC under the license agreements and the CRA as at the effective date which, in the aggregate, shall not exceed $8,598 ($10,000 (CDN)).

Under the terms of the agreement we also assumed responsibility for the management, maintenance and protection of all patents and patent applications filed in connection with the technology.

On December 18, 2006 we negotiated an extension with UBC of the January 24, 2006 Option and Settlement Agreement.  Under the terms of the extension we were obligated to pay UBC $216,533 (CDN) as follows:

(a)	$72,177 (CDN) on or before December 31, 2006; (paid);

(b)	$72,178 (CDN) plus interest of $3,362 (CDN) on or before March 20, 2007 (paid); and

(c)	$72,178 (CDN) plus interest of $1,423 (CDN) on or before May 31, 2007 (paid).

As of May 31, 2007 we completed our obligation with UBC and the technology assignment and transfer was completed in the current fiscal year.

To December 31, 2003, we had made payments required totaling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement.  Pursuant to the terms of the Research License and Option Agreement, a further $120,697 (€100,000) was incurred (not paid) during 2004 and an additional $126,355 (€100,000) was incurred during 2005 leaving a total of $236,880 (€200,000) owing as at December 31, 2005.  Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party.  Effective June 6, 2005, Crucell gave us notice of default whereby we had three months to remedy the default.  On November 16, 2005, Crucell provided notice of Termination by Default due to our failure to remedy the default within the required three month period.

In May of 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 2006 €123,590 (US$151,521) in connection with the reinstatement.  Under the revised terms of the agreement, we would pay Crucell 12 monthly payments of €10,300 starting May 2006 (paid to October 31, 2006 as of December 31, 2007) and a €75,000 annual license fee (not paid as of December 31, 2007, adjusted for CPI) in order to keep the reinstated agreement in good standing.  In December we discussed our ongoing commitment to Crucell and agreed to continue our relationship and to bring our contract up to date at our first opportunity after successful financing.  In January, 2008 we paid $40,000 to the outstanding balance of €136,800, and are currently working with Crucell to reach a new payment schedule for the outstanding fees.

We were in breach of our contractual obligations with Moleclar Medicine in respect of payments due under the PSA for Phase I.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and we have a $78,000 surplus which can be applied towards subsequent phases of the project.

Preclinical testing and future clinical trials may take longer than anticipated, and we may be unable to complete them at all.

While management believes that the Phase I human clinical trials of the TAP Cancer Vaccine in oncology will commence in fiscal year 2009 there can be no assurances that they will occur on this time frame, if at all.  We may not commence or complete the pivotal clinical trials of the TAP Cancer Vaccine or commence or complete clinical trials involving any other product candidates or may not conduct them successfully.  Further, our development costs will increase if we experience any future delays in the preclinical trials or clinical trials for the TAP Cancer Vaccine or other potential products or if we are required to perform additional or larger clinical trials than currently planned.  Any substantial delay of or the failure to complete the clinical trials would have a material adverse effect upon our business.

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

Our common stock has been traded on the OTCBB since prior to the acquisition of GeneMax Pharmaceuticals.  Both before and since the acquisition trading in our common stock has been sporadic with insignificant volume.  Moreover, the over-the-counter markets for securities of very small companies historically have experienced extreme price and volume fluctuations.  These broad market fluctuations and other factors, such as new product developments, trends in our industry, the investment markets, economic conditions generally, and quarterly variation in our results of operations, may adversely affect the market price of our common stock.  In addition, our common stock is subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in “penny stocks.”  Such rules require the delivery prior to any penny stock transaction of a disclosure schedule explaining the penny stock market and all associated risks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, which are generally defined as institutions or an investor with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with the spouse.  For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in securities subject to the penny stock rules.  We do not intend to pay any cash dividends on our common stock in the foreseeable future.  Significant fluctuations in out stock price may have a material adverse effect upon our shareholders.

We are controlled by management.

As of the date of this Annual Report our officers and directors owned of record approximately 868,896 or 3.70% of the outstanding shares of common stock.  If they exercise all of the vested options that they currently hold, they would own 2,148,896 shares of our common stock or 9.10% of the outstanding shares of common stock.  Due to their stock ownership, the officers and directors may be in a position to elect the Board of Directors and to control our business and affairs, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the company’s securities.  The interest of our officers and directors may differ from the interests of other shareholders.

As of the date of this Annual Report we had reserved 6,400,000 shares of common stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 6,320,000 shares are outstanding.  Additionally, as of the date of this Annual Report there were 11,071,667 warrants outstanding to purchase our common stock.  Sales of common stock underlying these stock options and warrants would have a significant dilutive effect upon our current shareholders and may adversely affect the price of the common stock.

Pursuant to the terms and provisions of the 442668 B.C. Consulting Agreement, Dr. Jefferies was entitled to performance based stock options pursuant to which Dr. Jefferies’ fully diluted equity ownership interest would be modified to 25% of the total issued and outstanding shares of common stock.  The provision was to expire on December 31, 2007, and was subject to the achievement of performance milestones to be mutually agreed upon us and Dr. Jefferies and regulatory approvals of applicable jurisdictions.  As of the date of this Annual Report the 442668 B.C. Consulting Agreement has been renegotiated and such provision has been eliminated.  Dr Jefferies ownership position is approximately 15%.

ITEM 7.                      FINANCIAL STATEMENTS

Our audited consolidated financial statements for the year ended December 31, 2007, are included as a separate section of this Annual Report on Form 10-KSB beginning on page F-1.

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 (under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer), pursuant to Rule 13a-15(b) promulgated under the Exchange Act.  As part of such evaluation, management considered the matters discussed below relating to internal control over financial reporting.  Based on that evaluation, Messrs. Corin and McGowan concluded that subject to the inherent limitations noted below, the company’s disclosure controls and procedures were considered to be generally effective on a scaled basis for the size and nature of the entity and for management purposes. Based on the inherent weaknesses we cannot conclude that such controls were effective in the context of a framework such as the COSO model designed for a larger entity with full segregation of duties, full time expert level GAAP and disclosure knowledge and resources necessary to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures have inherent limitations relative to the financial resources of a Company and the number of personnel.  The disclosures controls and procedures may not prevent all error and fraud in the Company's financial reporting.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that management override and segregation of duties, together with availability challenges for members of the board and committees to provide more consistent oversight and direction. Judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Our view is that with certain changes in our management structure, corporate governance policies and accounting personnel during our prior fiscal year, our internal controls over financial reporting have been improved to a level necessary to reduce the risk of material misstatement or error to an appropriate level scaled for the size and nature of the business.  Further improvements in both entity level and process level controls are planned for 2008 to assist management in meeting current financial reporting control reporting requirements.

ITEM 8B.                      OTHER INFORMATION

None.

PART III

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

Name	Age	Position with the Company
Denis Corin	35	President, Chief Executive Officer and Principal Executive Officer
Patrick A. McGowan	68	Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Alan P. Lindsay	57	Director
Glynn Wilson	60	Director

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

Patrick A. McGowan has served as a director and as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer since December of 2005.  Mr. McGowan is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans.  From November 2001 to the present, he has been engaged by MIV Therapeutics, Inc. (“MIVT”) to serve as its Executive Vice President and CFO, and to assume responsibility for negotiations with attorneys, auditors and financial institutions and the day to day business operations of MIVT.  From September 1997 to the time he joined MIVT, Mr. McGowan served as CEO of American Petro-Hunter, Inc. (“American”), an oil exploration company with duties including reviewing business proposals, writing business plans and approving corporate filings.  Mr. McGowan was also responsible for all legal matters and functional areas of business for American, including administration, accounting, contract negotiations, banking, writing press releases and overseeing regulatory filings.  American is currently listed on the OTCBB.  Mr. McGowan obtained his Masters of Business Administration from the University of Western Ontario in 1965, and his Bachelors of Science from the University of Oregon in 1963.  Mr. McGowan has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

Alan P. Lindsay has served as a director of the Company since December of 2005.  He has extensive experience in building companies and taking them public on recognized stock exchanges.  Mr. Lindsay has been the Chairman, President and CEO of MIVT, a reporting company listed on the OTCBB, since October of 2001.  Before coming to MIVT, Mr. Lindsay was the Chairman, President and CEO of Azco Mining Inc. (“Azco”), a base metals exploration company he co-founded and took public on the Toronto and American Stock Exchanges.  Mr. Lindsay served as Azco’s CEO and President from 1991 to 1994, as its Chairman and CEO from 1994 to 1997 and as its President, Chairman and CEO from 1997-2000.  Azco was listed on the Toronto Stock Exchange in 1993 and on the American Stock Exchange in 1994.  Mr. Lindsay was also the Chairman of GeneMax Pharmaceuticals Inc., the predecessor non-reporting company to the Company, which he co-founded 1999 and assisted with its financing.  Mr. Lindsay resigned as Chairman prior to the company going public, and as director shortly afterward.  In 2002 GeneMax Pharmaceuticals Inc. was taken public through a reverse take over and was listed on the OTCBB as the present Company.  Mr. Lindsay was also formerly responsible for building a significant business and marketing organization in Vancouver, B.C., Canada, for Manulife Financial, a major international financial services corporation.  Mr. Lindsay has not been involved in the past five years in any legal proceedings described in Item 401(d) of Regulation S-B.

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

Committees of the Board of Directors

Audit Committee

Our Board of Directors has established an Audit Committee which functions pursuant to a written charter adopted by our Board of Directors in March 2004; a copy of which has been filed with the SEC as Exhibit 99.1 to our Annual Report on Form 10-KSB for the year ended December 31, 2003.  The members of our Audit Committee are Messrs. McGowan and Lindsay and Dr. Wilson.

Our Board of Directors has determined that our Audit Committee does not have a member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.  Our Board of Directors believes that it is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting and that retaining an independent director who would qualify as a “audit committee financial expert” would be overly costly and burdensome at this time.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Commission.  Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.  To our knowledge, based solely on review of copies of such reports furnished to us and verbal representations to us, all Section 16(a) filing requirements applicable to our directors and executive officers were not timely met.  No person that was appointed as our director or officer in 2006 filed a Form 3 upon becoming our officer or director.  We have retained U.S. securities counsel to assist with efforts to comply with Section 16 requirements.  We have no knowledge of the holdings of any 10% shareholders.

Code of Ethics

We have been in the process of renegotiating certain agreements and raising capital, and at this time, we have not adopted a formal Code of Ethics.  We expect to adopt a formal Code of Ethics in the second quarter of 2008.

ITEM 10.                      EXECUTIVE COMPENSATION

The following table shows the amount of compensation paid by us to our Chief Executive Officer, Chief Financial Officer, and those executive officers that earned in excess of $100,000 during the fiscal year ended December 31, 2007 (collectively, the “Named Executive Officers”):

Name and Position	Year	Salary	Bonus	Stock Awards	Option Awards	Total
Denis Corin President and Chief Executive Officer	2007	$102,546	$40,000	$Nil	$120,000	$262,546
Patrick A. McGowan Secretary, Treasurer and Chief Financial Officer	2007	$33,589	$Nil	$Nil	$60,000	$93,589

The amounts represent fees paid or accrued by us to the Named Executive Officers during the past year pursuant to various employment and consulting services agreements, as between us and the Named Executive Officers, which are described below.  Our Named Executive Officers are also reimbursed for any out-of-pocket expenses incurred by them in connection with their duties.  We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

Stock Options/SAW Grants in Fiscal Year Ended December 31, 2007

The following table sets forth information as at December 31, 2007 relating to options that have been granted to the Named Executive Officers:

Outstanding Equity Awards at Fiscal Year-End
	Option Awards
Name and Position	Number of Securities Underlying Unexercised Options (exercisable)	Number of Securities Underlying Unexercised Options (unexercisable)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Denis Corin President and Chief Executive Officer	400,000	400,000	Nil	$0.25	06/08/17
Patrick A. McGowan Secretary, Treasurer and Chief Financial Officer	200,000	200,000	Nil	$0.25	06/08/17

The following table sets forth information relating to compensation paid to our directors in 2007.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Amounts	Total
Alan P. Lindsay	$99,997	$Nil	$168,000	$Nil	$267,997
Glynn Wilson	$10,500	$Nil	$76,000	$Nil	$86,500
Patrick A. McGowan	$33,589	$Nil	$76,000	$Nil	$109,589

Management Consulting Agreements

442668 B.C. Consulting Agreements

On February 1, 2000, GeneMax Pharmaceuticals and 442668 B.C. Ltd, a British Columbia corporation, entered into a consulting agreement, which we refer to as the 442668 B.C. Consulting Agreement, and such agreement was amended effective December 31, 2003.  Dr. Jefferies an officer, director and a 50% shareholder of 442668 B.C. Ltd.  Pursuant to the 442668 B.C. Consulting Agreement, as amended, Dr. Jefferies was to provide technical, research and technology development services to us until March 6, 2005.  Dr. Jefferies was to be paid a monthly fee of approximately $14,166 (CDN) for an aggregate annual salary of $170,000 (CDN), and would be reimbursed for expenses incurred for the benefit of GeneMax Pharmaceuticals.  Separately, it was agreed that Dr. Jefferies would also be entitled to certain provisions in respect of his stock position pursuant to which, upon the achievement of certain milestones to be mutually agreed upon by us and Dr. Jefferies, Dr. Jefferies’ fully diluted equity ownership interest would be modified to 25% of the total issued and outstanding shares of common stock.  These provisions were to expire on December 31, 2007 and were also subject to regulatory approvals of applicable jurisdictions.

Effective December 31, 2003, our Board of Directors approved and authorized the payment to Dr. Jefferies of a bonus in the aggregate amount of $50,000 (CDN).  The bonus was to accrue and, at the election of Dr. Jefferies, was to be payable from receipt of certain subsequent proceeds or assigned to us for the exercise price of certain stock options.

Effective February 8, 2005, the 442668 B.C. Consulting Agreement was renegotiated.  The renegotiated agreement, which we refer to in this Annual Report as the “Jefferies & 442668 B.C. Consulting Agreement”, was entered into by us, 442668 B.C. Ltd. and Dr. Jefferies and provides for a base fee of $10,000 (CDN) per month, an annual bonus to be determined by our compensation committee and a grant of options, at a future date to be determined, to acquire up to 2,500,000 shares of common stock.  Options to acquire an additional 2,000,000 shares of common stock will be granted upon the achievement of certain financial milestones.  In addition, 442668 B.C. Ltd. will be issued 452,100 shares of common stock in consideration of the forgiveness of $113,205 of debt that had accrued under the 442668 B.C. Ltd. Consulting Agreement.

Under the Jefferies & 442668 B.C. Consulting Agreement, 442668 B.C. Ltd. agreed to provide the services of Dr. Jefferies as our Chief Science Officer.  The terms of the renegotiated agreement expires December 31, 2007 and will automatically renew for successive one year terms unless a party gives not less than 6 months notice of termination to the other.

Corin Executive Services Agreements

On November 17, 2006 our Board of Directors, in consultation with our Compensation Committee, completed an executive services agreement with Denis Corin, our President and CEO.  The terms of the agreement, as determined by our Compensation Committee, provides for, among other matters, the provision for monthly consulting fees of approximately $4,300 (CAN$5,000) during an eight-month initial term, and the granting of an aggregate of not less that 1,000,000 (pre reverse stock split) stock options to acquire a similar number of our common shares at an exercise price of $0.10 (pre reverse stock split) per share for a period of not less than five years from the date of grant.

On June 30, 2007 with an effective date of May 1, 2007, our Board of Directors approved an amended executive services agreement with Mr. Corin with a one year term.  The amended agreement, provides for an increase in the month consulting fees to $10,000 per month through the term of the agreement, and an increase providing for the granting of an aggregate of not less that 2,000,000 (pre reverse stock split) stock options to acquire a similar number of our common shares at an exercise price of $0.10 (pre reverse stock split) per share for a period of not less than five years from the date of grant.

Lindsay Executive Services Agreement

On November 17, 2006 with an effective of July 1, 2006 our Board of Directors, in consultation with our Compensation Committee, completed an executive services agreement with Alan P. Lindsay, one of our directors.  The terms of the agreement, as determined by our Compensation Committee, provides for, among other matters, the provision for a service bonus payment to Mr. Lindsay’s management company in the amount of $50,000, the provision for monthly consulting fees of $8,333 during a one-year initial term, and the granting of an aggregate of not less that 1,500,000 (pre reverse stock split) stock options to acquire a similar number of our common shares at an exercise price of $0.10 (pre reverse stock split) per share for a period of not less than five years from the date of grant.

McGowan Executive Services Agreement

On November 17, 2006 with an effective of July 1, 2006 our Board of Directors, in consultation with our Compensation Committee, completed an executive services agreement with Patrick A. McGowan, our Secretary, CFO and one of our directors.  The terms of the agreement, as determined by our Compensation Committee, provides for, among other matters, the provision for a service bonus payment to Mr. McGowan in the amount of approximately $16,104 (CAN$18,000), the provision for monthly consulting fees of approximately $2,790 (CAN$3,000) during a one-year initial term, and the granting of an aggregate of not less than 500,000 (pre reverse stock split) stock options to acquire a similar number of our common shares at an exercise price of $0.10 (pre reverse stock split) per share for a period of not less than five years from the date of grant.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this Annual Report certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each Named Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o TapImmune Inc., 3590 West 41st Avenue, Unit 2, Vancouver, British Columbia, Canada V6N 3E6. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Beneficial Ownership
Denis Corin Vancouver, British Columbia, Canada	510,000(2)	2.2%
Patrick A. McGowan Vancouver, British Columbia, Canada	381,432(3)	1.6%
Alan P. Lindsay Vancouver, British Columbia, Canada	1,057,464(4)	4.5%
Glynn Wilson Vancouver, British Columbia, Canada	200,000(5)	Nil%
All officers and directors as a group (4 persons)	2,148,896	9.1%
Major Shareholders
Wilfred A. Jefferies 12596 23rd Avenue Surrey, British Columbia, Canada	3,551,902(6)	15.1%
Arasha Group Ltd. 35A Regent Street, Belize City, Belize	1,400,000	6.0%

*	Less than 1%.

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report.  As of the date of this Annual Report, there were 23,502,681 shares issued and outstanding.  Beneficial ownership amounts reflect the revense stock split effective June 28, 2007.

(2)
This figure includes (i) 110,000 shares of common stock, and (ii) 800,000 options to acquire an equivalent number of common shares at $0.25 for 10 years granted; of which 400,000 do not vest until June 8, 2008.

(3)
This figure includes (i) 181,432 shares of common stock, and (ii) 400,000 options to acquire an equivalent number of common shares at $0.25 for 10 years granted; of which 200,000 do not vest until June 8, 2008.

(4)
This figure includes (i) 10,800 shares of common stock, (ii) 566,664 shares of common stock held by Alan Lindsay & Associates Inc., and (iii) 800,000 options to acquire an equivalent number of common shares at $0.25 for 10 years granted; of which 400,000 do not vest until June 8, 2008.

(5)	This figure includes (i) 400,000 options to acquire an equivalent number of common shares at $0.25 for 10 years granted; of which 200,000 do not vest until June 8, 2008.

(6)
Includes: (a) 1,443,716 shares of common stock, (ii) 1,108,186 shares of common stock held by 442668 B.C. Ltd.; and (iii) 2,200,000 options to acquire an equivalent number of common shares at $0.25 for 10 years granted; of which 400,000 do not vest until June 8, 2008, 400,000 do not vest until June 8, 2009, and 400,000 do not vest until June 8, 2010.

Notwithstanding the pooling agreement described under “Certain Relationships and Related Transactions”, there are no arrangements or understanding among the parties set out above or their respective associates or affiliates concerning election of directors or any other matters which may require shareholder approval.

Securities Authorized For Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans approved by security holders	Nil	$Nil	Nil
Equity Compensation Plans not approved by security holders	6,320,000	$0.25	80,000
	6,320,000	$0.25	80,000

ITEM 12.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Voluntary Pooling Agreement

On May 9, 2002 in connection with the acquisition of our subsidiaries, GeneMax Pharmaceuticals Inc., TapImmune, certain shareholders and Global Securities Transfer Inc. (now X-Clearing Corp.), and our stock transfer agent, entered into an agreement, referred to as the “VPA”, effective July 15, 2002.  The VPA provides that certain of our shareholders holding collectively 9,158,280 shares of common stock agreed to a restrictive holding period for the pooled shares.  The VPA provides that the pooled shares will not be traded, will not become available for trading and will not be released to the shareholders to enable them to be sold until certain future release dates.  The initial ten percent (10%) of the pooled shares was to be released on or about that date which was one year from the final closing under the share exchange agreement relating to the acquisition of GeneMax Pharmaceuticals Inc.; however the pooling committee established by the Board of Directors to administer the VPA extended that date by one year.  We subsequently determined that the initial 10% release should have occurred on October 15, 2003 and that the pooling committee had effectively extended that date to October 15, 2004.  Following the initial release, the remaining pooled shares will be released in ten percent (10%) increments every three calendar months.  The terms of the VPA may not be changed and the pool may not be challenged without the prior written consent of at least such number of pooled shareholders who hold not less than two-thirds of the pooled shares remaining in the pool.  On March 10, 2007 the pooled shares were released from the VPA and have now been delivered to the company’s original VPA shareholders.

442668 B.C. Consulting Agreement

See “Executive Compensation – Management Consulting Agreements” for a description of this agreement.

During the fiscal year ended December 31, 2007, pursuant to the 442668 B.C. Consulting Agreement with 442668 B.C. Ltd., we (i) paid or incurred $112,313 in development consulting fees, and (ii) recorded stock-based compensation of $200,024 relating to vested options granted to Dr. Jefferies during the year.  Dr. Jefferies is an officer, director and a 50% shareholder of 442668 B.C. Ltd.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent auditor is Dale Matheson Carr-Hilton LaBonte LLP.  The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for each of the last two fiscal years for professional services rendered are as follows:

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2007	$55,000	$Nil	$Nil	$Nil
2006	$40,000	$Nil	$Nil	$Nil

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual consolidated financial statements, reviews of our interim consolidated financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees are fees charged by our independent auditor for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees

Tax fees are fees for professional services rendered by our independent auditors for tax compliance and tax advice on actual or contemplated transactions.

All Other Fees

All other fees relate to services other than the audit fees, audit-related fees and tax fees described above.

Our audit committee is responsible for the appointment, compensation, retention and oversight of the work of our independent auditors (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us.  The audit committee pre-approves all permissible non-audit services and all audit, review or attest engagements required under the securities laws (including the fees and terms thereof) to be performed for us by our independent auditors.
__________

ITEM 15.                      FINANCIAL STATEMENTS

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TapImmune Inc. (formerly Genemax Corp.)

We have audited the accompanying consolidated balance sheets of TapImmune Inc. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from July 27, 1999 (inception) through December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of TapImmune Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and the period from July 27, 1999 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not generated profits since its inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 18, 2008

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS

CURRENT ASSETS
Cash	$ 167,539	$ 120,436
Due from government agency	59,634	33,734
Prepaid expenses and deposits	35,313	-
	262,486	154,170

FURNITURE AND EQUIPMENT, net (Note 3)	16,621	166

	$ 279,107	$ 154,336

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 1,103,263	$ 889,395
Research agreement obligations (Note 4)	199,766	151,066
Convertible notes payable (Note 5 (i))	66,633	583,342
Convertible note subscriptions received (Notes 5 (v))	200,000	1,086,000
Notes payable (Note 5 (iv) and (vi))	229,952	-
Due to related parties (Note 6)	154,265	444,613
	1,953,879	3,154,416

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, and 5)

STOCKHOLDERS’ DEFICIT
Capital stock (Note 7)
Common stock, $0.001 par value, 80,000,000 shares authorized
23,502,681 shares issued and outstanding (2006 – 11,668,870)	23,503	11,669
Additional paid-in capital	16,910,218	11,749,572
Shares and warrants to be issued (Notes 5 (iv) and 7)	67,400	-
Deficit accumulated during the development stage	(18,616,167)	(14,724,756)
Accumulated other comprehensive loss	(59,726)	(36,565)
	(1,674,772)	(3,000,080)

	$ 279,107	$ 154,336

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,	Year Ended December 31,	July 27, 1999 (inception) to December 31,
	2007	2006	2007

INTEREST INCOME	$ -	$ -	$ 30,530

EXPENSES
Consulting fees	171,854	155,407	985,584
Consulting fees – stock-based (Note 7)	309,500	-	3,134,275
Depreciation	5,970	6,371	202,004
Gain on settlement of debts	-	(30,461)	(173,010)
General and administrative	132,587	33,515	2,207,617
Interest and finance charges (Note 5)	1,380,075	446,598	1,943,490
Management fees (Note 6)	286,632	182,819	1,581,073
Management fees – stock based (Note 7)	654,722	-	654,722
Professional fees (Note 10)	524,502	240,016	2,356,934
Research and development (Note 6)	425,569	270,122	5,142,008
Research and development – stock-based	-	-	612,000
	3,891,411	1,304,387	18,646,697

NET LOSS	$ (3,891,411)	$ (1,304,387)	$ (18,616,167)

BASIC AND DILUTED LOSS PER SHARE	$ (0.19)	$ (0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	20,815,273	11,668,870

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2007

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of Shares	Amount	Paid in Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Issued on incorporation - July 27, 1999	1	$ -	$ -	$ -	$ -	$ -	$ -
Issued to founders for: - cash	740,000	740	1,110	-	-	-	1,850
- consulting services	860,000	860	1,290	-	-	-	2,150
Common stock subscriptions	-	-	-	177,100	-	-	177,100
Net loss	-	-	-	-	(80,733)	-	(80,733)
Balance, December 31, 1999	1,600,001	1,600	2,400	177,100	(80,733)	-	100,367
Issued with UBC agreement:
- for consulting services	1,440,000	1,440	2,160	-	-	-	3,600
- for license fees	200,000	200	300	-	-	-	500
Issued for cash:
- at $1.50 per share, net of finders’ fees of $95,570	563,531	564	749,166	(177,100)	-	-	572,630
- at $1.50 per share	341,600	342	512,058	-	-	-	512,400
Issued for finders’ fees	49,857	50	(50)	-	-	-	-
Net loss	-	-	-	-	(935,332)	-	(935,332)
Currency translation adjustment	-	-	-	-	-	(1,937)	(1,937)
Balance, December 31, 2000	4,194,989	4,195	1,266,034	-	(1,016,065)	(1,937)	252,228
Issued for cash:
- at $1.88 per share	44,133	44	82,706	-	-	-	82,750
- at $2.50 per share	106,000	106	264,894	-	-	-	265,000
Net loss	-	-	-	-	(671,986)	-	(671,986)
Currency translation adjustment	-	-	-	-	-	(2,041)	(2,041)
Balance, December 31, 2001	4,345,122	4,345	1,613,635	-	(1,688,051)	(3,978)	(74,049)
Issued for cash:
- at $2.50 per share, net of finders’ fees of $17,000	75,000	75	170,425	-	-	-	170,500
Issued on settlement of debt	72,664	73	136,172	-	-	-	136,245
GPI balance, July 15, 2002	4,492,786	4,493	1,920,232	-	(1,688,051)	(3,978)	232,696

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2007

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

GMC balance, July 15, 2002	6,128,048	6,128	7,180,164	(85,000)	(6,607,580)	-	493,712
Reverse acquisition recapitalization adjustment	(4,492,786)	(4,493)	(6,603,087)	-	6,607,580	-	-
Balance post reverse acquisition	6,128,048	6,128	2,497,309	(85,000)	(1,688,051)	(3,978)	726,408
GMC subscription proceeds received	-	-	-	285,000	-	-	285,000
Issued for cash:
- at $6.25 per share	170,160	170	1,063,330	-	-	-	1,063,500
Exercise of stock options	40,800	41	50,959	-	-	-	51,000
Stock-based compensation	-	-	630,275	-	-	-	630,275
Net loss	-	-	-	-	(2,284,709)	-	(2,284,709)
Currency translation adjustment	-	-	-	-	-	(5,645)	(5,645)
Balance, December 31, 2002	6,339,008	6,339	4,241,873	200,000	(3,972,760)	(9,623)	465,829
Exercise of stock options	927,452	927	1,420,888	-	-	-	1,421,815
Issued for cash:
- at $12.50 per share	17,200	17	214,983	(185,000)	-	-	30,000
- at $2.50 per share, net of finders’ fees	222,140	222	521,593	-	-	-	521,815
Issued as finders’ fees	13,414	13	(13)	-	-	-	-
Issued for license agreement	4,000	4	9,996	-	-	-	10,000
Subscriptions repaid	-	-	5,000	(15,000)	-	-	(10,000)
Stock-based compensation	-	-	2,733,000	-	-	-	2,733,000
Net loss	-	-	-	-	(5,778,905)	-	(5,778,905)
Currency translation adjustment	-	-	-	-	-	(37,299)	(37,299)
Balance, December 31, 2003	7,523,214	7,523	9,147,319	-	(9,751,665)	(46,922)	(643,745)
Issued for cash:
- at $1.75 per share, net of finders’ fees of $50,000	342,857	343	549,657	-	-	-	550,000
Issued as finders’ fees	28,571	29	(29)	-	-	-	-
Fair value of warrants issued in connection with convertible notes	-	-	65,000	-	-	-	65,000

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2007

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Exercise of stock options	142,908	143	204,942	-	-	-	205,085
Settlement of debt	4,000	4	9,996	-	-	-	10,000
Stock-based compensation	-	-	73,500	-	-	-	73,500
Net loss	-	-	-	-	(2,683,105)	-	(2,683,105)
Currency translation adjustment	-	-	-	-	-	(16,865)	(16,865)
Balance, December 31, 2004	8,041,550	8,042	10,050,385	-	(12,434,770)	(63,787)	(2,440,130)
Warrant component of convertible note	-	-	46,250	-	-	-	46,250
Issued for cash:
- at $0.38 per share, net of finders’ fees of $97,620 and legal fees of $100,561	3,627,320	3,627	1,158,437	-	-	-	1,162,064
Net loss	-	-	-	-	(985,599)	-	(985,599)
Currency translation adjustment	-	-	-	-	-	(2,333)	(2,333)
Balance, December 31, 2005	11,668,870	11,669	11,255,072	-	(13,420,369)	(66,120)	(2,219,748)
Fair value of beneficial feature on convertible notes (Note 5)	-	-	205,579	-	-	-	205,579
Fair value of warrants issued with convertible notes (Note 5)	-	-	288,921	-	-	-	288,921
Net loss	-	-	-	-	(1,304,387)	-	(1,304,387)
Currency translation adjustment	-	-	-	-	-	29,555	29,555
Balance, December 31, 2006	11,668,870	11,669	11,749,572	-	(14,724,756)	(36,565)	(3,000,080)
Issued for cash:
- at $0.25 per share	2,180,000	2,180	542,820	-	-	-	545,000
Issued on the conversion of notes:
- 2006 convertible notes at $0.25 per share	1,978,000	1,978	492,522	-	-	-	494,500
- 2007 convertible notes at $0.25 per share	4,064,000	4,064	1,011,936	-	-	-	1,016,000
Issued on the conversion of accounts payable and related party debt at $0.25 per share	2,911,812	2,912	725,040	-	-	-	727,952

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2007

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Issued for finance charges on the 2007 convertible notes $0.25 per share	600,000	600	149,400	-	-	-	150,000
Issued pursuant to service agreements
- at a fair value of $0.36 per share	100,000	100	35,900	-	-	-	36,000
Financing charges	-	-	(167,500)	-	-	-	(167,500)
Fair value of beneficial conversion feature on the 2007 convertible notes	-	-	358,906	-	-	-	358,906
Fair value of warrants issued in connection with the 2007 convertible notes	-	-	657,095	-	-	-	657,095
Fair value of warrants issued in connection with the 2007 promissory notes	-	-	374,104	-	-	-	374,104
Fair value of warrants issued as finders’ fees for the 2007 promissory notes	-	-	35,600	-	-	-	35,600
Re-pricing and extension of warrants	-	-	40,000	-	-	-	40,000
Stock based compensation	-	-	904,822	-	-	-	904,822
Obligation to issue warrants at fair value pursuant to promissory note extension	-	-	-	44,000	-	-	44,000
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	23,400	-	-	23,400
Net loss	-	-	-	-	(3,891,411)	-	(3,891,411)
Currency translation adjustment	-	-	-	-	-	(23,161)	(23,161)

Balance, December 31, 2007	23,502,682	23,503	16,910,218	67,400	(18,616,167)	(59,726)	(1,674,772)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31	Year Ended December 31	July 27, 1999 (inception) to December 31
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (3,891,411)	$ (1,304,387)	$ (18,616,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible debenture costs	-	-	51,817
Depreciation	5,971	6,371	202,005
Gain on settlement of debts	-	(30,461)	(173,010)
Non-cash interest and finance fees	1,334,214	400,675	1,810,289
Non-cash consulting and license fees	-	-	16,250
Stock-based compensation	964,222	-	4,400,997
Changes in operating assets and liabilities:
Prepaid expenses and receivables	(61,213)	(6,656)	(88,947)
Accounts payable and accrued liabilities	373,868	28,417	1,525,172
Research agreement obligations	48,700	(521,466)	199,766
NET CASH USED IN OPERATING ACTIVITIES	(1,225,649)	(1,427,507)	(10,671,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of furniture and equipment	(22,426)	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(22,426)	-	204,747

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock	475,000	1,086,000	9,111,106
Finance costs	(17,500)	-	(248,981)
Proceeds from convertible notes	66,634	134,500	266,633
Notes and loans payable	516,600	-	652,845
Advances from related parties	277,605	241,644	912,743

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,318,339	1,462,144	10,694,346

EFFECT OF EXCHANGE RATE CHANGES	(23,161)	29,555	(59,726)

NET INCREASE IN CASH	47,103	64,192	167,539

CASH, BEGINNING	120,436	56,244	-

CASH, ENDING	$ 167,539	$ 120,436	$ 167,539

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND
   FINANCING ACTIVITIES (See Note 9)

The accompanying notes are an integral part of these consolidated financial statements

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On May 9, 2002, TapImmune Inc. (“TPIM” or the “Company”), a Nevada corporation entered into a letter of intent to acquire 100% of the issued and outstanding common shares of GeneMax Pharmaceuticals Inc. (a development stage company) (“GPI”).  GPI is a private Delaware company incorporated July 27, 1999 which has a wholly-owned subsidiary, GeneMax Pharmaceuticals Canada Inc. (“GPC”), a private British Columbia company incorporated May 12, 2000.  GPI is a development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

On June 28, 2007, the Company approved a name change to TapImmune Inc. and completed a reverse stock split by the issuance of one (1) new share for each two and one-half (2.5) outstanding shares of the Company’s common stock.  Unless specifically noted, all amounts have been retroactively restated to recognize the reverse stock split (Note 7).

During 2000, GPI and the University of British Columbia (“UBC”) entered into a worldwide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC.  Also during 2000, GPI and UBC entered into a Collaborative Research Agreement (“CRA”) appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments (refer to Note 4).  The lead product resulting from these licenses is a immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials.  Specifically the Company has moved the technology through issuance of a U.S. patent, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and contracted out production of clinical grade vaccine (refer to Note 4).  The Company plans to continue development of the lead product vaccine through clinical trials.  The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products.  The assay technology acquired has received patent protection.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at December 31, 2007, the Company has a working capital deficiency of $1,691,393, a capital deficiency of $18,616,167 and has incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding.  Internally generated cash flow will not fund development and commercialization of the Company’s products.  The Company is dependant on future financings to fund ongoing research and development as well as working capital requirements.  The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

Management changes occurred in 2006 and management is addressing going concern remediation through seeking  new sources of capital, restructuring and retiring debt through conversion to equity and debt settlement arrangements with creditors, cost reduction programs and seeking possible joint venture participation.  Management’s plans are intended to return the company to financial stability and improve continuing operations.  The Company is continuing to raise capital through private placements, related party loans and other sources to meet immediate working capital requirements.  Management expects to be able to complete restructuring plans and expand programs including entering clinical trials for its lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant.  These measures, if successful, should contribute to reducing the risk of going concern uncertainties for the Company over the next twelve to twenty-four months.

There is no certainty that the company will be able to raise sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These consolidated financial statements have been presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
These financial statements include the accounts of the Company and its wholly-owned subsidiaries GPI and GPC as described in Note 1.  All intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.  Significant areas requiring management’s estimates and assumptions are determining the fair value of stock-based compensation, the fair value of the components of the convertible notes payable, the useful lives of furniture and equipment, allocation of costs to research and development and accrued liabilities.

Furniture and Equipment
Furniture and equipment are stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets: Computer equipment – 24 months; Laboratory equipment – 36 months; and Office furniture and equipment – 60 months.  Maintenance and repairs are expensed as incurred.  Replacements and betterments are capitalized.

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

Research and Development Costs
The Company has acquired exclusive development and marketing rights to certain technologies through various license and research agreements as described in Note 4.  The rights and licenses acquired are considered rights to unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs.  Also, ongoing costs incurred in connection with the CRA, are considered costs incurred in the development of unproven technology which may not have alternate future.  Accordingly these costs, have been expensed as incurred as research and development costs.

Financial Instruments and Concentration of Credit Risk
In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities including cash, prepaid expenses, other receivables, research agreement obligations, accounts payable, accrued liabilities, and amounts due to related parties approximate carrying values due to the short-term maturity of the instruments.

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

Long-Lived Assets
The Company monitors the recoverability of long-lived assets, including furniture and equipment, based on estimates using factors such as current market value, future asset utilization, and future undiscounted cash flows expected to result from investment or use of the related assets.  The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.  Any impairment loss is calculated as the excess of the carrying value over estimated realizable value.  Management has determined that no impairment has occurred during the year ended December 31, 2007.

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

The Company adopted the provisions of FIBS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open.  The adoption of FIN 48 did not have a material impact in the consolidated financial statements during the year ended December 31, 2007 except for disclosures and for matters as described in Note 11 (contingencies).

Loss per Share
The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share””, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period including stock options and warrants, using the treasury method.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-based Compensation
In 2006, the Company adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, and elected to adopt the modified prospective transition method.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006.  Stock-based compensation expense for awards granted prior to January 1, 2006 was based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

The Company recorded $904,822 in stock-based compensation valued using the Black-Scholes option pricing model, and an additional expense of $59,400 from the fair value of stock issued pursuant to a consulting services agreement during the year ended December 31, 2007 as opposed to $Nil during the year ended December 31, 2006 (refer to Notes 5 and 7).

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51." This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008.  Currently the Company does not anticipate that this statement will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110).  SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”.  The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007.  SAB 110 is effective January 1, 2008.  The Company is currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, will be adopted by the Company beginning in the first quarter of 2009.  The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

NOTE 3 – FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	December 31, 2007	December 31, 2006

Laboratory equipment	$ 16,704	$ 183,803
Office furniture and equipment	3,161	10,425
Computer equipment	4,533	1,972
	24,398	196,200
Less: accumulated depreciation	(7,777)	(196,034)

	$ 16,621	$ 166

NOTE 4 – RESEARCH AGREEMENTS

University of British Columbia (“UBC”)
On December 23, 2005, the Company signed a letter of intent with UBC whereby all existing financial claims by UBC resulting from prior agreements and amendments would be satisfied in consideration of UBC providing GPI with an option to acquire outright, all of UBC’s right, title and interest in the technologies licensed to GPI.  The letter of intent was followed by the completion of a definitive agreement (the “Settlement”) on January 24, 2006.

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

As of May 31, 2007 the Company completed its obligation with UBC and the technology assignment and transfer was completed in the current fiscal year.

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

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had six months to remedy the unpaid option maintenance payments of $236,880 (€200,000) owing as at December 31, 2005.  On November 16, 2005, Crucell provided notice of termination by default due the Company’s failure to remedy the default within the required six month period.  In May 2006, the Company negotiated a reinstatement of the original research and license option agreement with Crucell and paid Crucell on April 20, 2006 €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company would pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006, as of December 31, 2007) and a €75,000 annual license fee (outstanding at December 31, 2007, adjusted for CPI) to maintain the reinstated agreement in good standing.  At December 31, 2007, €136,800 ($199,766) has been included in research agreement obligations for the Crucell agreement and is outstanding under the terms of the agreement.

Subsequent to the year end, in January, 2008 the Company paid €27,176 ($40,000) towards the outstanding balance of €136,800.  As at the audit report date Management is in the process of negotiating a revised  payment schedule for the remaining balance.

SAFC Pharma Inc (formerly Molecular Medicine BioServices, Inc.) (“SAFC Pharma”) – Production Service Agreement
Effective March 18, 2003, SAFC Pharma and GPC entered into a production service agreement (“PSA”), as amended on August 29, 2003, whereby SAFC Pharma will produce the clinical vector for delivery of the TAP gene used in the Company’s cancer immunotherapy product.  The product will incorporate the Crucell vector and the Company’s TAP1 gene.  Total obligations under the contract are $232,000 payable to SAFC Pharma plus an estimated $110,000 to $145,000 in third-party testing costs.  The Company was in breach of its contractual obligations with SAFC Pharma in respect of payment of $15,000 for Phase I of the project.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the Company has a non-refundable credit of approximately $78,000 available until the end of 2008 with SAFC Pharma to be applied towards future vaccine production.  The non-refundable credit has not been recognized as an asset in accordance with the accounting policies.

Operating Lease
In March 2007, the Company entered into a laboratory lease that expires in February 2012.  The terms of the operating lease agreement require the Company to make minimum monthly payments of approximately $2,490 (CAN $2,520).

Combined Research and Operating Obligations
The Company has obligations under various agreements that expire between August 2008 and February 2012.  The aggregate minimum annual payments for the years ending December 31 are as follows:

2008                                                      $ 29,880
2009                         31,900
2010                         32,304
2011                         32,304
2012                                                           5,284
$ 131,772

NOTE 5 –CONVERTIBLE DEBT AND PROMISSORY NOTES PAYABLE

i)  2004 Convertible Notes and Debenture Financing
In 2004, the Company issued two unsecured convertible promissory notes in the principal amount of $500,000, that included interest at 8% per annum and were due twelve months from the date of issue.

In 2006, the Company repaid $300,000 towards the convertible notes, in addition to all interest accrued to the date of the final payment on October 31, 2006.

During the year ended December 31, 2007 the Company repaid $133,367 towards the convertible note principal.  On July 3, 2007 the Company entered into a letter agreement extending the term of the warrants originally issued with the outstanding convertible note for a period of two years or 18 months after effective registration of the warrants (not completed to date), and reduced the conversion price from $1.25 to $0.25.  The incremental increase in the fair value of the warrants resulting from the repricing was determined by management to be $40,000 and was recorded as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 5.28%, a dividend yield of 0%, and an expected volatility of 86%.

At December 31, 2007 the principal amount of  $66,633 was outstanding for the convertible notes, and interest expense of $10,366 (2006 - $2,674) has been accrued.

ii)  2006 Convertible Note and Debenture Financing
On March 23, 2006, the Company completed a convertible debenture financing of $494,500 issuing convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year.  If not converted, the notes would be due one year from the date of loan advance.  The unpaid amount of principal and accrued interest can be converted at any time at the holder’s option into 1,978,000 convertible units at a price of $0.25 per convertible unit.  Each unit would comprise one common share of the Company and one non-transferable and detached share purchase warrant, issuable and exercisable without conversion.

The warrants forming part of the convertible units are detachable from any conversion and are non-transferable.  Each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year; and $1.00 per share during the fifth year.

The Company retained the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of the Company’s shares).

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company determined and recognized the fair value of the embedded beneficial conversion feature of $205,579 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature.

In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has charged the beneficial conversion feature to operations.  In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values.  Accordingly, the Company recognized the relative fair value of the warrants of $288,921 as a component of stockholders’ deficit.  The Company recorded further interest expense over the term of the secured convertible notes of $64,908 resulting from the difference between the fair value and carrying value at the date of issuance.  The carrying value of the convertible notes was accreted to the face value of $494,500 at conversion in 2007.  During the year ended December 31, 2007 all of the notes were converted at $0.25 per share resulting in the issue of 1,978,000 shares of the Company’s common stock.  Additionally, interest expense of $64,908 has been accreted increasing the carrying value of the convertible debentures to $494,500 immediately prior to the conversion, and accrued interest of $35,333 was forefeited on conversion.

iii)  2007 Convertible Note and Debenture Financing
On February 12, 2007, the Company completed a convertible debenture financing of $1,016,000 for which the Company issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year.  If not converted, the notes would be due one year from the date of loan advance.  The unpaid amount of principal and accrued interest may be converted at any time at the holder’s option into shares of the Company’s common stock at a price of $0.25 per convertible unit.  Each convertible unit, upon conversion, is comprised of one common share of the Company and, without conversion, one non-transferable and detached share purchase warrant of the Company, issuable and exercisable without conversion.  The warrants forming part of the convertible units are detachable from any conversion and non-transferable, and each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issuance at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year; and $1.00 per share during the fifth year.  The Company retained the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of the Company’s shares).  Subscriptions from this financing totaling $1,016,000 were received prior to December 31, 2006.  During the year ended December 31, 2007 all of the notes were converted at $0.25 per share resulting in the issue of 4,064,000 shares of the Company’s common stock.  There was no interest accrued due to the immediate conversion.

As part of this financing, the Company issued 600,000 units, comprising one common share of the Company and one non-transferable and detached share purchase warrant, as a finder’s fee.  Each such warrant entitles the holder to purchase one additional common shares of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year, and $1.00 per share during the fifth year. (refer to Note 7).

The Company recognized the estimated fair value of the embedded beneficial conversion feature of $358,906 as additional paid-in capital as the secured convertible notes were issued with an intrinsic value.  In addition, management estimated the fair value of the detachable warrants based the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 5.26%, a dividend yield of 0%, and an expected volatility of 83%.  Accordingly, the Company recognized the relative fair value of the warrants of $657,094 as a interest and finance charges.

iv)  2007 Promissory Note
On July 13, 2007 the Company issued an unsecured promissory note to a company related through a family member of a director of TapImmune (Note 6) in the principal amount of $100,000 which was revised on August 31, 2007 to $125,000.  The promissory note matured on September 28, 2007 and bears interest at 12% per annum.  As partial consideration for the promissory note, on October 31, 2007 the Company issued to the Lender, as fully paid and non-assessable, 125,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.30 per Warrant Share and for an exercise period of up to one year from the issuance date.  The  fair value of the warrants was determined by management at $18,104 recorded as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.27%, a dividend yield of 0%, and an expected volatility of 125%.

On December 18, 2007 the Company signed an agreement to extend the terms of the 2007 Promissory Notes through February 28, 2008.  As consideration for the extension, the Company agreed to issue to the Lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to three years from the issuance date.  The  fair value of the warrants was determined by Management at $44,000 recorded as a warrant issuance obligation and expensed as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.21%, a dividend yield of 0%, and an expected volatility of 106%.

At December 31, 2007 no repayment has been made to the principal amount or the interest of $6,625 accrued on the promissory note.

v)  2007 Convertible Promissory Note
On August 31, 2007 the Company issued a convertible promissory note to a company related through a family member of a director of TapImmune (Note 6) in the principal amount of $200,000 that bears interest at 12% per annum, due on demand.  Upon completion of the conversion terms, the unpaid amount of principal and accrued interest may be converted at any time at the holder’s option into shares of the Company’s common stock.  The conversion price will be determined by the purchase price of the Company’s next stock offering or convertible debt financing.  When the price is established, management will determine whether any beneficial conversion feature exists and may require adjustment to the stated value.

At December 31, 2007 no repayment has been made to the principal amount or the interest of $8,022 accrued on the convertible promissory note. Because the conversion features are not determined, the principal amount is recorded as subscription for convertible promissory note.

vi)  2007 Loan and Security Agreement
On November 30, 2007 the Company entered into a Loan and Security Agreement whereby the Company issued 12% secured promissory notes in the principal amount of $445,000, with interest paid in advance resulting in net proceeds of $391,600, with the discount being amortized to interest and finance charges over the term of the notes.  The promissory notes mature on May 31, 2008.  Additionally, the Company issued to the Lenders, as fully paid and non-assessable, 1,780,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the secured promissory notes and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $356,000 as a component of stockholders’ deficit.  Interest paid in advance was amortized by $9,046 to interest expense for the fiscal year ended December 31, 2007, increasing the net carrying value of the secured promissory notes.  Additionally, the fair value of the warrants was accreted to interest expense by $60,306 for the fiscal year ended December 31, 2007, increasing the carrying value of the secured promissory notes to $104,952.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 4.55%, a dividend yield of 0%, and an expected volatility of 106%.

Under the terms of the Loan and Security Agreement, the notes shall be repaid if the Company receives funds from a sale or series of sales of any debt or Common Stock or Common Stock Equivalents in the aggregate of $2,000,000 or more.  Also under the terms of the Loan and Security Agreement, the Company granted a first priority security interest in Company collateral, including, but not limited to: (i) all goods, including machinery and inventory; (ii) all contract rights and other general intangibles; (iii) all accounts, together with all instruments, etc., (iv) all documents, letter of credit rights, instruments and chattel paper; (v) all commercial tort claims; (vi) all deposit accounts and all cash; (vii) all investment property; (viii) all supporting obligations; (ix) all files, records, books of account, business papers, and computer programs; and (x) the products and proceeds of all of the foregoing.

Pursuant to the Loan and Security agreement, the Company paid $54,195 including reimbursement of legal fees as finders’ fees which has been expensed as interest and finance charges.  Additionally, the Company issued as finders’ fees 178,000 warrants under the same terms as the Lenders.  The fair value of the warrants was estimated to be $35,600  using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 4.55%, a dividend yield of 0%, and an expected volatility of 106%, and has been recorded as interest and finance charges.

NOTE 6 –RELATED PARTY TRANSACTIONS

During 2004, the Company entered into a new consulting agreement with the Company’s then Chief Scientific Officer (“CSO”) for a term ending December 31, 2007 at an amount of CAN$10,000 per month.  The Company has also agreed to grant to the CSO options to acquire up to 1,000,000 shares of the Company’s common stock at a price to be determined, subject to further approvals.  On June 8, 2007, a total of 2,200,000 stock options were granted at an exercise price of $0.25 per share to the former CSO.  The term of these options is ten years.

During the year the total fees charged by the former CSO were $117,731 (CAN$120,000), of which CAN$35,000 was paid in cash.  On June 8, 2007 $360,929 due to the former CSO was settled with the issuance of 1,443,716 shares of the Company’s common stock at a value of $0.25 per share (refer to Note 7).  At December 31, 2007, $39,672 (CAN$39,200) due to the former CSO was outstanding.

During the fiscal year ended December 31, 2007, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $286,632 (2006 - $182,819) in management fees and recorded an additional $654,722 (2006 - $Nil) in stock based compensation expense (refer to Note 7);
(b)
incurred $167,233 (2006 - $105,792) in research and development fees to related parties, of which $112,313 (2006 - $105,792) was to the former CSO and $54,920 (2006 - $Nil) was paid to a direct family member of a current officer;

(c)	incurred $5,000 (2006 - $Nil) in consulting fees paid to a company controlled by a direct family member of a current director;
(d)	issued 2,271,812 shares of the Company’s common stock to settle $567,953 of debt owing to related parties (refer to Note 7);
(e)
on September 28, 2007 issued a $125,000 promissory note bearing interest at 12% per annum and including 125,000 non-transferable and registerable share purchase warrants with an exercise price of $0.30 per share for an exercise period of up to one year from the issuance date to a company related through a direct family member of a current director (refer to Note 5);

(f)	issued a $200,000 convertible promissory note that bears interest at 12% per annum to a company related through a direct family member of a current director (refer to Note 5), ; and
(g)
issued 400,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share as compensation to extend the terms of the promissory notes, to a company related through a direct family member of a current director (refer to Note 5).

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is  the amount established and agreed to by the related parties.

At December 31, 2007, the Company had amounts owing to directors of $ $91,592 (2006 - $170,631), companies controlled by officers of $20,000 ( 2006 - nil), and companies controlled by a direct relative of an officer of $3,000 (2006 - $nil). These amounts were in the normal course of operations. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 7 – CAPITAL STOCK

The authorized capital of the Company consists of 80,000,000 common shares with $0.001 par value and 2,500,000 non-voting preferred shares with $0.001 par value.  On March 27, 2007, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock.  On June 28, 2007, the Company completed a reverse stock split thereby issuing 1 new share for each 2.5 outstanding shares of the Company’s common stock.  Accordingly, the Company’s authorized share capital was decreased from 200,000,000 common shares to 80,000,000 common shares.  As of December 31, 2007, no preferred shares have been issued.

All prior year share transactions included in the company’s stock transactions and balances have been retroactively restated to give effect to the reverse stock split.

2007 Capital Transactions
Immediately following the completion of the 2007 convertible note and debenture financing on February 12, 2007, the Company issued the following:

(a)	on February 12, 2007 1,978,000 shares of common stock pursuant to the conversion of the $494,500 convertible debenture financing issued on March 23, 2006 (refer to Note 5);
(b)	on February 12, 2007 4,064,000 shares of common stock pursuant to the conversion of the $1,016,000 convertible debenture financing issued on February 12, 2007 (refer to Note 5);

(c)
on February 12, 2007 1,900,000 shares of common stock pursuant to a private placement financing of 1,900,000 units at a price of $0.25 per unit for gross proceeds of $475,000.  Each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year; and $1.00 per share during the fifth year;

(d)
on June 8, 2007 280,000 shares of common stock pursuant to a private placement financing of 280,000 units at a price of $0.25 per unit for gross proceeds of $70,000.  Each unit is comprised of one common share and one non-transferable common share purchase warrant.  Each such warrant entitles the holder to purchase one additional common share of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year; and $1.00 per share during the fifth year;

(e)	on June 8, 2007 2,911,812 shares of common stock at $0.25 per share pursuant to the conversion of $567,953 in related party debt (see Note 6) and $160,000 in accounts payable;
(f)
on June 8, 2007 600,000 share units of the Company’s common stock were issued at a fair value of $0.25 per unit as a finders’ fee.  Each unit comprising one common share of the Company and one non-transferable and detached share purchase warrant.  Each such warrant entitles the holder to purchase one additional common shares of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year, and $1.00 per share during the fifth year (refer to Note 5);

(g)
on October 31, 2007 the Company issued 100,000 shares pursuant to the service agreement dated July 4, 2007 valued at $0.36 per share.  The $36,000 fair value was recorded as stock based consulting fees.  Under the terms of the consulting services agreement, subsequent to the one-year holding period the Company must provide a valid legal opinion with respect to any sale or proposed sale of the restricted stock within 10 calendar days of request.  The Company may be liable for any loss in value after the deadline if the request is not fulfilled within the stated time period; and

(h)
on December 19, 2007 the Company agreed to issue 120,000 shares of restricted common stock with an estimated fair value of $0.195 per share, pursuant to a consulting services agreement.  As of December 31, 2007 the $23,400 fair value of the shares to be issued was recorded as an obligation to issue shares and warrants, and expensed as stock based consulting fees.

2002 Stock Option Plan
On September 30, 2002, the Board of Directors of the Company approved the adoption of a stock option plan (the “Plan”) allowing for the granting of options to directors, officers, employees and consultants of the Company and its subsidiaries.  Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors with terms not to exceed ten years.  The Plan further provides that the Board of Directors may grant to any key personnel of the Company who is eligible to receive options, one or more Incentive Stock Options at a price not less than fair market value and for a period not to exceed ten years from the date of grant.  Options and incentive stock options granted under the Plan may have vesting requirements as determined by the Board of Directors.  Effective December 16, 2003, the Board of Directors approved an increase in the number of options available under the Plan to 4,000,000.  At December 31, 2007 the plan has been cancelled and no stock options remain available or outstanding under the Plan.

2007 Stock Incentive Plan
On June 8, 2007, the Board of Directors of the Company approved the adoption of a stock option plan (the “2007 Plan”) allowing for the granting of up to 6,400,000 options to directors, officers, employees and consultants of the Company and its subsidiaries.  Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.  Options granted under the Plan may have vesting requirements as determined by the Board of Directors.

On June 8, 2007, a total of 6,320,000 stock options were granted (1,640,000 to consultants and 4,680,000 to officers and directors) at an exercise price of $0.25 per share.  The term of these options is ten years.  Of the 6,320,000 options granted, 3,100,000 vested upon grant, 2,420,000 vest in one year, 400,000 vest in two years and 400,000 vest in three years.  The aggregate fair value of these options was estimated at $1,179,600, or $0.19 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected life of 5 years for the options vesting immediately, 4 years for the options vesting in one year, 3 years for the options vesting in two years, and 2 years for the options vesting in three years.  The earned portion of the value of these options was $904,822, of which $250,010 was recorded as stock based consulting and $654,722 was recorded management fees.  A balance of $274,778 of unvested option value will be expensed over the remaining vesting period.

At December 31, 2007, 80,000 stock options remain available under the 2007 Plan.

The Company’s stock option activity during the year is as follows (adjusted for the reverse stock split):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2006	1,240,000	$ 1.38	4.47 years
Granted, June 8, 2007	6,320,000	0.25	10 years
Cancelled	(1,240,000)	1.38
Balance, December 31, 2007	6,320,000	$ 0.25	9.44 years
Exercisable at December 31, 2007	3,100,000	$ 0.25	9.44 years

Share Purchase Warrants
The Company’s share purchase warrant activity during the period was as follows (adjusted for the reverse stock split):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2006	3,954,359	$ 0.73	2.16 years
Issued	9,093,667	0.25	5.00 years
Expired	(1,976,359)	1.21
Balance, December 31, 2007	11,071,667	$ 0.25	4.04 years

NOTE 8 - INCOME TAXES

There were no significant temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carryforwards amounting to approximately $12,100,000 at December 31, 2007 (2006 - $10,800,000) which may be available to reduce future year’s taxable income.  These carryforwards will expire, if not utilized, commencing in 2008.  Management has determined that the realization of the benefits from these deferred tax assets is uncertain due to the Company’s limited operating history and continuing losses.  Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes.  The components of these differences are as follows:

	Years Ended December 31,
	2007	2006

Loss before income taxes	$ (3,891,411)	$ (1,304,387)
Corporate tax rate	42.00%	42.00%
Expected tax expense (recovery)	(1,634,393)	(547,843)

Permanent differences	560,370	168,284
Non-qualified stock options	404,973	-
Change in valuation allowance	669,050	379,559

Future income tax provision (recovery)	$ -	$ -

The Company's net deferred tax assets are as follows:

	Years Ended December 31,
	2007	2006

Tax benefit relating to net operating loss carryforwards	$ 4,341,050	$ 3,672,000
Valuation allowance	(4,341,050)	(3,672,000)

	$ -	$ -

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

On June 8, 2007 the Company issued 2,911,812 shares of common stock at $0.25 per share pursuant to the conversion of $567,953 in related party debt (see Note 6) and $160,000 in accounts payable.

on June 8, 2007 600,000 share units of the Company’s common stock were issued at a fair value of $0.25 per unit as a finders’ fee.  Each unit comprising one common share of the Company and one non-transferable and detached share purchase warrant.  Each such warrant entitles the holder to purchase one additional common shares of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year, and $1.00 per share during the fifth year (see Note 5).

On October 31, 2007 the Company issued 100,000 shares pursuant to the service agreement dated July 4, 2007 valued at $0.36 per share.  The $36,000 fair value was recorded as stock based consulting fees.  Under the terms of the consulting services agreement, subsequent to the one-year holding period the Company must provide a valid legal opinion with respect to any sale or proposed sale of the restricted stock within 10 calendar days of request.  The Company may be liable for any loss in value after the deadline if the request is not fulfilled within the stated time period.

On December 18, 2007 the Company signed an agreement to extend the terms of the 2007 Promissory Notes through February 28, 2008 (see Note 5).  As consideration for the extension, the Company agreed to issue to the Lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to three years from the issuance date.  The  fair value of the warrants was determined by Management at $44,000 recorded as a warrant issuance obligation and expensed as interest and finance charges.

On December 19, 2007 the Company agreed to issue 120,000 shares of restricted common stock with an estimated fair value of $0.20 per share, pursuant to a consulting services agreement.  As of December 31, 2007 the $23,400 fair value of the shares to be issued was recorded as an obligation to issue shares and warrants, and expensed as stock based consulting fees.

	Years Ended December 31,
	2007	2006

Interest paid	$ 53,400	$ 41,133
Income taxes paid	$ -	$ -

NOTE 10 – SUBSEQUENT EVENTS

In January 2008, the Company retained ROI Group LLC as investor relations counsel for an initial term of 12 months at a monthly fee of $3,500, until the Company completes financing of equal to or higher than $750,000, upon which the fees will increase to $8,500 per month.

During the fiscal year, there was an inadvertent laspe in one of the Company’s patent applications to cause it to become “unintentionally abandoned”.  This was due to an administrative docketing error.  Significant professional fees were incurred in the reapplication and filing of actions to renew these patent claims to the Company.  At year end, the patent in question was successfully and completely re-instated and subsequent to year end, a notice of allowance for a number of claims therein has be received from the US Patent Office.

NOTE 11 – CONTINGENCY

The Company has not filed income tax returns for several years for the consolidated group in the United States and Canada.  Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures.  Upon filing there could be penalties and interest assessed.  Such penalties vary by jurisdiction and by assessing practices and authorities.  As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability.  However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions.  Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, inter-company charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

Disclosure concerning certain carry-forward tax pools, temporary and permanent timing differences in tax basis versus reported amounts may be impacted by assessing practices and tax code regulations when income tax returns are filed up to date.  As a 100% valuation allowance has been provided against deferred tax assets reported in these financial statements, there would be no significant net impact to the current and deferred income tax disclosures or reconciliations reported.

As management is currently not able to make a reliably measurable provision for possible liability for penalties and interest, if any, at this time the company may be liable for such amounts upon assessment.

__________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.
Per:	/s/ “Denis Corin” _____________________________________ Denis Corin President, Chief Executive Officer and Principal Executive Officer Date: April 11, 2008.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Per:	/s/ “Patrick A. McGowan” _____________________________________ Patrick A. McGowan Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director Date: April 11, 2008.
Per:	/s/ “Alan P. Lindsay” _____________________________________ Alan P. Lindsay Director Date: April 11, 2008.
Per:	/s/ “Glynn Wilson” _____________________________________ Glynn Wilson Director Date: April 11, 2008.

__________