Form 10-Q
period 2008-03-31
TAPIMMUNE INC
filed 2008-05-20
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-27239

TAPIMMUNE INC.
(Name of registrant in its charter)

NEVADA	88-0277072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 2, 3590 West 41st Avenue, Vancouver, British Columbia, Canada	V6N 3E6
(Address of principal executive offices)	(Zip Code)

(604) 264-8274
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check	☒ Smaller reporting company
if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

As of May 19, 2008, the Company had 23,802,681 shares of common stock issued and outstanding.

__________

PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements

Description	Page

Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and 2007, and for the Period from July 27, 1999 (Date of Inception) to March 31, 2008 (Unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 and for the Period from July 27, 1999 (Date of Inception) to March 31, 2008 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets
Cash	$19,540	$167,539
Due from government agency	60,770	59,634
Prepaid expenses and deposits	18,316	35,313
	98,626	262,486

Furniture and Equipment, net (Note 3)	14,752	16,621

	$113,378	$279,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,245,762	$1,103,263
Research agreement obligations (Note 4)	173,043	199,766
Convertible notes payable (Note 5(i))	56,633	66,633
Convertible note subscriptions received (Note 5(v))	200,000	200,000
Notes payable (Notes 5(iv) and (vi))	433,533	229,952
Due to related parties (Note 6)	244,262	154,265
	2,353,233	1,953,879

Commitments and Contingencies (Notes 1, 4, and 5)

Stockholders’ Deficit
Capital stock (Note 7)
Common stock, $0.001 par value, 80,000,000 shares authorized
23,502,681 shares issued and outstanding (2007 – 23,502,681)	23,503	23,503
Additional paid-in capital	17,032,285	16,910,218
Shares and warrants to be issued (Notes 5(iv) and 7)	67,400	67,400
Deficit accumulated during the development stage	(19,292,972)	(18,616,167)
Accumulated other comprehensive loss	(70,071)	(59,726)
	(2,239,855)	(1,674,772)

	$113,378	$279,107

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		July 27, 1999 (inception) to March 31,
	2008	2007	2008

Interest Income	$-	$-	$30,530

General and Administrative Expenses
Consulting fees	35,166	55,895	1,020,750
Consulting fees – stock-based (Note 7)	36,900	-	3,171,175
Depreciation	1,869	496	203,873
Gain on settlement of debts	-	-	(173,010)
General and administrative	28,981	20,316	2,236,598
Interest and finance charges (Note 5)	214,550	1,134,734	2,158,040
Management fees (Note 6)	77,537	50,632	1,658,610
Management fees – stock-based (Note 7)	85,167	-	739,889
Professional fees	134,853	67,473	2,491,787
Research and development (Note 6)	61,782	88,517	5,203,790
Research and development – stock-based	-	-	612,000
	676,805	1,418,063	19,323,502

Net Loss for the Period	(676,805)	(1,418,063)	(19,292,972)

Deficit Accumulated During the Development Stage, beginning of period	(18,616,167)	(14,724,756)	-

Deficit Accumulated During the Development Stage, end of period	$(19,292,972)	$(16,142,819)	$(19,292,972)

Basic and Diluted Net Loss per Share	$(0.03)	$(0.09)

Weighted Average Number of Common Shares Outstanding	23,502,681	15,816,360

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,	Three Months Ended March 31,	July 27, 1999 (inception) to March 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(676,805)	$(1,418,063)	$(19,292,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Convertible debenture costs	-	-	51,817
Depreciation	1,869	496	203,874
Gain on settlement of debts	-	-	(173,010)
Non-cash interest and finance fees	203,581	1,127,158	2,013,870
Non-cash consulting and license fees	-	-	16,250
Stock-based compensation	122,067	-	4,523,064
Changes in operating assets and liabilities:
Due from government agency	(1,136)	-	(60,770)
Prepaid expenses and receivables	16,997	(18,456)	(12,316)
Accounts payable and accrued liabilities	142,499	14,957	1,667,671
Research agreement obligations	(26,723)	(19,589)	173,043
Net Cash Used in Operating Activities	(217,651)	(313,497)	(10,889,479)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	(19,865)	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash (Used in) Provided by Investing Activities	-	(19,865)	204,747

Cash Flows from Financing Activities
Proceeds from the issuance of common stock	-	475,000	9,111,106
Finance charges	-	(17,500)	(248,981)
Repayment of convertible notes	(10,000)	(100,000)	256,633
Proceeds from notes and loans payable	-	-	652,845
Advances from related parties	89,997	67,122	1,002,740
Net Cash Provided by Financing Activities	79,997	424,622	10,774,343

Effect of Exchange Rate Changes	(10,345)	(5,199)	(70,071)

Net (Decrease) Increase in Cash	(147,999)	86,061	19,540

Cash, Beginning of Period	167,539	120,436	-

Cash, End of Period	$19,540	$206,497	$19,540

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

Note 1:       Nature of Operations

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at March 31, 2008, the Company has a working capital deficiency of $2,254,607, a capital deficiency of $2,239,855 and has incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding.  Internally generated cash flow will not fund development and commercialization of the Company’s products.  The Company is dependant on future financings to fund ongoing research and development as well as working capital requirements.  The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

Management changes occurred in 2006 and management is addressing going concern remediation through seeking  new sources of capital, restructuring and retiring debt through conversion to equity and debt settlement arrangements with creditors, cost reduction programs and seeking possible joint venture participation.  Management’s plans are intended to return the company to financial stability and improve continuing operations.  The Company is continuing to raise capital through private placements, related party loans and other sources to meet immediate working capital requirements.  Management expects to be able to complete restructuring plans and expand programs including entering clinical trials for its lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant.  These measures, if successful, should contribute to reducing the risk of going concern uncertainties for the Company over the next twelve months.

There is no certainty that the company will be able to raise sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

Note 2:       Unaudited Consolidated Financial Statements for an Interim Period

These unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the securities and exchange commission.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on From 10-KSB filed with the Securities and Exchange Commission.  These unaudited financial statements should be read in conjunction with those financial statements included in Form 10-KSB.  In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Note 3:       Furniture and Equipment

Furniture and equipment consisted of the following at:

	March 31, 2008	December 31, 2007
	(Unaudited)

Computer equipment	$4,533	$4,533
Laboratory equipment	16,704	16,704
Office furniture and equipment	3,161	3,161
	24,398	24,398
Less: accumulated depreciation	(9,646)	(7,777)

	$14,752	$16,621

Note 4:       Research Agreements

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

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had six months to remedy the unpaid option maintenance payments of $236,880 (€200,000) owing as at December 31, 2005.  On November 16, 2005, Crucell provided notice of termination by default due the Company’s failure to remedy the default within the required six month period.  In May 2006, the Company negotiated a reinstatement of the original research and license option agreement with Crucell and paid Crucell on April 20, 2006 €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company would pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006, as of March 31, 2008) and a €75,000 annual license fee (outstanding at March 31, 2008, adjusted for CPI) to maintain the reinstated agreement in good standing.  In January, 2008 the Company paid €27,316 ($40,000) towards the outstanding balance of €136,800 and at March 31, 2008, €109,484 ($173,043) has been included in research agreement obligations for the Crucell agreement and is outstanding under the terms of the agreement.  Management is in the process of negotiating a revised payment schedule for the remaining balance.

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

Combined Research and Operating Obligations
The Company has obligations under various agreements that expire between August 2008 and February 2012.  The aggregate minimum annual payments for the years ending March 31 are as follows:

2009	$30,082
2010	32,304
2011	32,304
2012	29,612
$124,302

Note 5:       Convertible Debt and Promissory Notes Payable

i)  2004 Convertible Notes and Debenture Financing
In 2004, the Company issued two unsecured convertible promissory notes in the principal amount of $500,000, that included interest at 8% per annum and were due twelve months from the date of issue.

In 2006, the Company repaid $300,000 towards the convertible notes, in addition to all interest accrued to the date of the final payment on October 31, 2006.  In 2007, the Company repaid $133,367 towards the convertible note principal.  On July 3, 2007 the Company entered into a letter agreement extending the term of the warrants originally issued with the outstanding convertible note for a period of two years or 18 months after effective registration of the warrants (not completed to date), and reduced the conversion price from $1.25 to $0.25.  The incremental increase in the fair value of the warrants resulting from the repricing was determined by management to be $40,000 and was recorded as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 5.28%, a dividend yield of 0%, and an expected volatility of 86%.  In 2008, the Company repaid $10,000 towards the convertible note principal.

At March 31, 2008 the principal amount of  $56,633 was outstanding for the convertible notes, and interest expense of $11,612 (2006 - $2,674) has been accrued.

ii)  2007 Promissory Note
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

At March 31, 2008 no repayment has been made to the principal amount or the interest of $10,364 accrued on the promissory note.

iii)  2007 Convertible Promissory Note
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

At March 31, 2008 no repayment has been made to the principal amount or the interest of $14,005 accrued on the convertible promissory note.  Because the conversion features, if any, are not determinable, the principal amount is recorded as subscription for convertible promissory note.

iv)  2007 Loan and Security Agreement
On November 30, 2007 the Company entered into a Loan and Security Agreement whereby the Company issued 12% secured promissory notes in the principal amount of $445,000, with interest paid in advance resulting in net proceeds of $391,600, with the discount being amortized to interest and finance charges over the term of the notes.  The promissory notes mature on May 31, 2008.  Additionally, the Company issued to the Lenders, as fully paid and non-assessable, 1,780,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the secured promissory notes and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $356,000 as a component of stockholders’ deficit.  Interest paid in advance was amortized by $26,554 to interest expense for the three months ended March 31, 2008 increasing the net carrying value of the secured promissory notes.  Additionally, the fair value of the warrants was accreted to interest expense by $177,027 for the three months ended March 31, 2008 increasing the carrying value of the secured promissory notes to $308,533.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 4.55%, a dividend yield of 0%, and an expected volatility of 106%.

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

Note 6:       Related Party Transactions

During the three months ended March 31, 2008 the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $77,537 (2007 - $50,632) in management fees, and recorded $85,167 in stock based compensation for the fair value of options granted to management that were earned during the period;
(b)
incurred $44,343 (2007 - $25,606) in research and development fees to related parties, of which $29,878 (2007 - $25,606) was to the former CSO and $14,465 (2007 - $Nil) was paid to a direct family member of a current officer;

(c)	incurred $3,740 (2007 - $Nil) in interest and finance charges on a $125,000 promissory note due to a company related through a direct family member of a current director (refer to Note 5); and
(d)	incurred $5,984 (2007 - $Nil) in interest and finance charges on a $200,000 convertible promissory note due to a company related through a direct family member of a current director (refer to Note 5);

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is  the amount established and agreed to by the related parties.

At March 31, 2008 the Company had amounts owing to directors of $145,859 (December 31, 2007 - $91,593), companies controlled by officers of $31,000 (December 31, 2007 - $20,000), companies controlled by a direct relative of an officer of $5,432 (December 31, 2007 - $3,000), and the former CSO of $61,971 (December 31, 2007 - $39,672).  These amounts were in the normal course of operations.  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Note 7:       Capital Stock

The authorized capital of the Company consists of 80,000,000 common shares with $0.001 par value and 2,500,000 non-voting preferred shares with $0.001 par value.  On March 27, 2007, a majority of shareholders voted to amend the Company's Articles of Incorporation to increase the authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock.  On June 28, 2007, the Company completed a reverse stock split thereby issuing 1 new share for each 2.5 outstanding shares of the Company’s common stock.  Accordingly, the Company’s authorized share capital was decreased from 200,000,000 common shares to 80,000,000 common shares.  As of March 31, 2008, no preferred shares have been issued.

All prior period share transactions included in the company’s stock transactions and balances have been retroactively restated to give effect to the reverse stock split.

2007 Capital Transactions
On December 19, 2007 the Company agreed to issue 120,000 shares of restricted common stock with an estimated fair value of $0.195 per share, pursuant to a consulting services agreement.  As of March 31, 2008 the $23,400 fair value of the shares to be issued has been recorded as an obligation to issue shares and warrants.

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

On June 8, 2007, a total of 6,320,000 stock options were granted (1,640,000 to consultants and 4,680,000 to officers and directors) at an exercise price of $0.25 per share.  The term of these options is ten years.  Of the 6,320,000 options granted, 3,100,000 vested upon grant, 2,420,000 vest in one year, 400,000 vest in two years and 400,000 vest in three years.  The aggregate fair value of these options was estimated at $1,179,600, or $0.19 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected life of 5 years for the options vesting immediately, 4 years for the options vesting in one year, 3 years for the options vesting in two years, and 2 years for the options vesting in three years.  The earned portion of the value of these options during the three months ended March 31, 2008 was $122,067 (2007 - $Nil), of which $36,900 was recorded as stock based consulting and $85,167 was recorded as stock based management fees.  A balance of $152,267 of unvested option value will be expensed over the remaining vesting period.

At March 31, 2008, 80,000 stock options remain available under the 2007 Plan.

The Company’s stock option activity during the period is as follows (adjusted for the reverse stock split):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2007	6,320,000	$ 0.25	9.44
Granted	-	-	-
Cancelled, exercised or expired	-	-	-

Balance, March 31, 2008 (Unaudited)	6,320,000	$ 0.25	9.19

Share Purchase Warrants
On December 18, 2007 the Company signed an agreement to extend the terms of the 2007 Promissory Notes through February 28, 2008 (refer to Note 5(ii)).  As consideration for the extension, the Company agreed to issue to the Lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to three years from the issuance date.  The  fair value of the warrants was determined by Management at $44,000 recorded as a warrant issuance obligation.

The Company’s share purchase warrant activity during the period was as follows (adjusted for the reverse stock split):

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2007	11,071,667	$ 0.25	4.04
Issued	-	-	-
Cancelled, exercised or expired	-	-	-

Balance, March 31, 2008 (Unaudited)	11,071,667	$ 0.25	3.80

Note 8:        Supplemental Cash Flow Information and Non-Cash Investing and Financing Activities

	Three Months Ended March 31,
	2008	2007

Interest paid	$-	$7,576
Income taxes paid	$-	$-

Note 9:        Contingency

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

Note 10:     Subsequent Events

On April 7, 2008 the Company entered into a consulting services agreement for a three month term from April 7, 2008 to July 7, 2008.  In accordance with the terms and provisions of the agreement: (i) the consultant will effect communications between the Company and its shareholder base, prospective investors and the investment community as a whole; (ii) the Company will pay the consultant a monthly fee of $15,000 on the first of each month starting with the first installment paid upon signing the agreement (paid April 11, 2008); (iii) the Company will issue to the consultant 300,000 restricted common shares (issued April 21, 2008); and (iv) the Company will issue to the consultant options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.25 per share, expiring 90 days after the date of termination of the agreement (not granted to date).

__________

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties.  All statements other than statements relating to historical matters including statements to the effect that we “believe”, “expect”, “anticipate”, “plan”, “target”, “intend” and similar expressions should be considered forward-looking statements.  Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this quarterly report on Form 10-Q, including those discussed in Item 1A of this report under the heading “Risk Factors”, and the risks discussed in our other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof.  We assume no obligation to update these forward-looking statements to reflect events or circumstance that arise after the date hereof.

As used in this quarterly report: (i) the terms “we”, “us”, “our”, “TapImmune” and the “Company” mean TapImmune Inc. and its wholly owned subsidiary, GeneMax Pharmaceuticals Inc. which wholly owns GeneMax Pharmaceuticals Canada Inc., unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended March 31, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2008 included in this quarterly report, as well as our Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

University of British Columbia Agreement
We had conducted our research and development at the University of British Columbia (“UBC”) under a Collaborative Research Agreement (“CRA”), however, as a consequence of our Option and Settlement Agreement with UBC, we presently plan to conduct our own research and development and continue to contract out clinical grade production of our TAP based vaccines.  In addition, we in-license our adeno and MVA vectors and receive technical assistance from our licensing partners.  Under the terms of the agreement with UBC, we assumed responsibility for the management, maintenance and protection of all patents and patent applications filed in connection with the technology.  As of May 31, 2007 we completed our obligation with UBC and the technology assignment and transfer was completed during the 2007 fiscal year.

SAFC Pharma (Molecular Medicine)
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

Crucell Agreement
Pursuant to the Research License and Option Agreement Crucell granted us a non-exclusive, worldwide license for Crucell’s adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package our TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).  Total obligations under this agreement were €450,000.  In May 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, we will pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing.  In January, 2008 the Company paid €27,316 ($40,000) towards the outstanding balance of €136,800 and at March 31, 2008 €109,484 ($173,043) has been included in research agreement obligations for the Crucell agreement.

National Institute of Health Agreement
We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines.  We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.  Under the terms of this agreement we are required to pay a royalty of $2,500 per year.

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

During the 2007 fiscal year, there was an inadvertent laspe in one of our patent applications to cause it to become “unintentionally abandoned”.  This was due to an administrative docketing error.  Significant professional fees were incurred by us in the reapplication and filing of actions to renew these patent claims.  The patent in question was successfully and completely re-instated and a notice of allowance for a number of claims therein has be received from the US Patent Office.

Our Financial Condition
During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $19,540 and a working capital deficit of $2,254,607 at March 31, 2008.  We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding

Management believes that an estimated $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development on various technologies, anticipated toxicology,  Phase I clinical trials for the TAP Cancer Vaccine, and for various operating expenses.

We have not generated any revenue based cash flow to fund our operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry.  Therefore, we must raise additional funds in the future to continue operations.  We intend to finance our operating expenses with further issuances of common stock.  Management believes that anticipated future private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next twenty–four months.  Management expects we will need to raise additional capital to meet long-term operating requirements.  Captial raising is expected to occur on an on-going basis and in anticipation of various phases of our development plan.  We anticipate needing $1.5 million in the next 9 months and $3.5 million over the course of the next 12 months.  Our future success and viability are dependent on our ability to raise additional capital through further private offerings of its stock or loans from private investors.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully which could significantly and materially restrict or delay our overall business operations.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
We did not earn any interest or other revenues during the three months ended March 31, 2008 or over the same period ended March 31, 2007.  We did not maintain any interest bearing deposits during the current fiscal year.

Our general and administrative expenses decreased to $676,805 during the three months ended March 31, 2008 from $1,418,063 over the same period ended March 31, 2007.  Significant changes in operating expenses are outlined as follows:

•
Consulting fees decreased to $35,166 during the three months ended March 31, 2008 from $55,895 over the same period ended March 31, 2007 due primarily to a corporate development services agreement not effect during the current period.

•
Consulting fees – stock-based increased to $36,900 during the three months ended March 31, 2008 from $Nil during the same period ended March 31, 2007.  We recorded stock based compensation for 2007 option grants earned during the current period and did not record any stock-based compensation in the prior year.

•
General and administrative expenses increase to $28,981 during the three months ended March 31, 2008 from $20,316 during the same period ended March 31, 2007.  The lease agreement for the current lab and office facilities was not in place during the two months of the prior period.

•
Interest and finance charges decreased to $214,550 during the three months ended March 31, 2008 from $1,134,734 during the same period ended March 31, 2007.  Current period interest charges are primarily accretion of interest and the fair value of warrants issued with a promissory note.  Prior period interest charges included accretion of the discount on the 2006 convertible debt, amortization of the fair value of warrants on the 2006 convertible debt, and $1,016,000 in costs classified as interest charges resulting from conversion of the debt.

•
Management fees increased to $77,537 during the three months ended March 31, 2008 from $50,632 during the same period ended March 31, 2007 due to increases in executive compensation over the prior period.

•
Management fees – stock-based increased to $85,167 during the three months ended March 31, 2008 from $Nil during the same period ended March 31, 2007.  We recorded stock based compensation for 2007 option grants earned during the current period and did not record any stock-based compensation in the prior year.

•
Professional fees increased to $134,853 during the three months ended March 31, 2008 from $67,473 during the same period ended March 31, 2007 due to significant activity relating to the reapplication and filing of our patent applications, and analysis of any damages resulting from the inadvertent laspe in one of our patent applications during the prior year.

•
Research and development decreased to $61,782 during the three months ended March 31, 2008 from $88,517 during the same period ended March 31, 2007.  The monthly Crucell obligation was not in effect during the current year.

Our net loss decreased to $676,805 during the three months ended March 31, 2008 from $1,418,063 over the same period ended March 31, 2007.  The decrease resulted primarily from significant non-cash interest and financing charges incurred during the prior period.

Liquidity and Capital Resources

At March 30, 2008 we had $19,540 in cash.  Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities.  We spent $147,999 net cash during the three months ended March 31, 2008 compared to a gain of $86,061 during the same period ended March 31, 2007.

Operating Activities
Net cash used in operating activities during the three months ended March 31, 2008 was $217,651 compared to $313,497 during the same period ended March 31, 2007.  We had no revenues during the current or prior periods.  Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, professional fees, and research and development charges.

Investing Activities
Net cash used in investing activities during the three months ended March 31, 2008 was $Nil compared to $19,865 during the same period ended March 31, 2007.  Investing activities in the prior period consisted of furniture and equipment acquisitions for the new lab and office facilities.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2008 was $79,997 compared to $424,622 during the same period ended March 31, 2007.  Current period financing consisted of advances from related parties which was partially offset by a $10,000 principal payment against outstanding convertible notes.  Prior period financing included net proceeds of $457,500 related to private placement financings and $67,122 in advances from related parties.  We also repaid $100,000 towards an outstanding convertible note during the prior period.

At March 31, 2008 we had 6,320,000 stock options and 11,071,667 share purchase warrants outstanding.  The outstanding stock options and warrants had a weighted average exercise price of $0.25 per share.  Accordingly, as of March 31, 2008 the outstanding options and warrants represented a total of 17,391,667 shares issuable for proceeds of approximately $4,347,917 if these options and warrants were exercised in full.  The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised.

As of March 31, 2008 we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

We have not generated any cash flow to fund our operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry.  Therefore, we must raise additional funds in the future to continue operations.  We intend to finance our operating expenses with further issuances of common stock.  We believe that anticipated future private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next twenty–four months.  Thereafter, we expect we will need to raise additional capital to meet long-term operating requirements.  Our future success and viability are dependent on our ability to raise additional capital through further private offerings of our stock or loans from private investors.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully.  This could significantly and materially restrict or delay our overall business operations.

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

Off-Balance Sheet Arrangements

Other than as disclosed in the financial statements, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Income Taxes
We follow the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We adopted the provisions of FIBS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, we applied Interpretation 48 to all tax positions for which the statute of limitations remained open.

Stock-based Compensation
In 2006, we adopted SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment”, and elected to adopt the modified prospective transition method.  The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of our 2006 fiscal year.  Stock-based compensation expense for awards granted prior to January 1, 2006 was based on the grant date fair-value as determined under the pro-forma provisions of SFAS No. 123.

We recorded $122,067 in stock-based compensation valued using the Black-Scholes option pricing model during the three months ended March 31, 2008 as opposed to $Nil during the three months ended March 31, 2007.

Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  We adopted SFAS 159 as of January 1, 2008.  The adoption of SFAS 159 did not have an impact on our financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in consolidated Financial Statements - an Amendment of ARB No. 51."  This statement requires that noncontrolling or minority interests in subsidiaries be presented in the consolidated statement of financial position within equity, but separate from the parents' equity, and that the amount of the consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  SFAS No. 160 is effective for the fiscal years beginning on or after December 15, 2008.  Currently we do not anticipate that this statement will have an impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on our financial statements upon adoption.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, (“SAB 110).  SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), “Share-Based Payment”.  The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, “Valuation of Share-Based Payment Arrangements for Public Companies”, which stated that the simplified method could not be used beyond December 31, 2007.  SAB 110 is effective January 1, 2008.  We are currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by us beginning in the first quarter of 2009.  We do not expect there to be any significant impact of adopting SFAS 161 on our financial position, cash flows and results of operations.

Item 3.        Quantitive and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.        Controls and Procedures

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

__________

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

See last Annual Report.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, 2008 we entered into a consulting services agreement with Derrick Townsend Consulting OA 0805655 B.C. Limited (the “Townsend Agreement”).  In accordance with the terms and provisions of the Townsend Agreement on April 21, 2008 we issued 300,000 shares of our restricted common stock.

Item 3.        Defaults Upon Senior Securities

Not Applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.        Other Information

Not Applicable.

Item 6.        Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

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

TAPIMMUNE INC.
/s/ Denis Corin ________________________________
Denis Corin President, Chief Executive Officer and Principal Executive Officer Date: May 20, 2008.

/s/ Patrick A. McGowan __________________________________
Patrick A. McGowan Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director Date: May 20, 2008.