Form 10-Q
period 2008-06-30
TAPIMMUNE INC
filed 2008-08-19
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

 ☐
  Large accelerated filer
☐
  Non-accelerated filer (Do not check
if smaller reporting company)

 ☐
  Accelerated filer
☒
Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐
    No  ☒

As of August 18, 2008, the Company had 24,149,830 shares of common stock issued and outstanding.

__________

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

Description

Page

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007

4

Consolidated Statements of Operations for the Three Months Ended June 30, 2008 and 2007, for the Six Months Ended June 30, 2008 and 2007, and for the Period from July 27, 1999 (Date of Inception) to June 30, 2008 (Unaudited)

5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2008 (Unaudited)

7

Notes to the Consolidated Financial Statements (Unaudited)

8

TAPIMMUNE INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

 June 30,
2008

 December 31,
2007

(Unaudited)

ASSETS

Current Assets

Cash

$ 28,905

$ 167,539

Due from government agency

62,010

59,634

Prepaid expenses and deposits

12,947

35,313

103,862

262,486

Furniture and Equipment, net (Note 3)

12,882

16,621

$ 116,744

$ 279,107

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities

$ 1,354,307

$ 1,103,263

Research agreement obligations (Note 4)

172,416

199,766

Convertible notes payable (Note 5(i))

56,633

66,633

Convertible note subscriptions received (Note 5(v))

200,000

200,000

Notes payable (Notes 5(iv) to (ix))

594,407

229,952

Due to related parties (Note 6)

297,547

154,265

2,675,310

1,953,879

Commitments and Contingencies (Notes 1, 4, 5 and 7)

Stockholders' Deficit

Capital stock (Note 7)

Common stock, $0.001 par value, 80,000,000 shares authorized

24,009,827 shares issued and outstanding (2007 - 23,502,681)

24,010

23,503

Additional paid-in capital

17,439,365

16,910,218

Shares and warrants to be issued (Notes 5(ii),7 and 10)

102,400

67,400

Deficit accumulated during the development stage

(20,053,592)

(18,616,167)

Accumulated other comprehensive loss

(70,749)

(59,726)

(2,558,566)

(1,674,772)

$ 116,744

$ 279,107

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 Three Months Ended
June 30,

 Six Months Ended
June 30,

 July 27, 1999
(inception) to
June 30,

2008

2007

2008

2007

2008

Interest Income

$ -

$ -

$ -

$ -

$ 30,530

 General and Administrative
Expenses

Consulting fees

113,436

3,412

148,602

59,307

1,134,186

    Consulting fees
- stock-based (Note 7)

114,600

164,000

151,500

164,000

3,285,775

Depreciation

1,870

1,046

3,739

1,542

205,743

Gain on settlement of debts

-

-

-

-

(173,010)

General and administrative

19,424

11,446

48,405

31,762

2,256,022

    Interest and finance
charges (Note 5)

269,900

(33,339)

484,450

1,101,395

2,427,940

Management fees (Note 6)

77,563

63,244

155,100

113,876

1,736,173

    Management fees
- stock-based (Note 7)

61,167

456,014

146,334

456,014

801,056

Professional fees

93,814

87,861

228,667

155,334

2,585,601

    Research and development
(Note 6)

8,846

57,942

70,628

146,459

5,212,636

    Research and development
- stock-based

-

-

-

-

612,000

760,620

811,626

1,437,425

2,229,689

20,084,122

Net Loss for the Period

(760,620)

(811,626)

(1,437,425)

(2,229,689)

(20,053,592)

 Deficit Accumulated During the
   Development Stage, beginning
of period

(19,292,972)

(16,142,819)

(18,616,167)

(14,724,756)

-

 Deficit Accumulated During the
   Development Stage, end
of period

$ (20,053,592)

$ (16,954,445)

$ (20,053,592)

$ (16,954,445)

$ (20,053,592)

 Basic and Diluted
Net Loss per Share

$ (0.03)

$ (0.04)

$ (0.06)

$ (0.12)

 Weighted Average Number of
Common Shares Outstanding

23,838,868

20,527,572

23,670,774

18,184,980

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 Six Months
Ended
June 30,

 Six Months
Ended
June 30,

 July 27, 1999
(inception) to
June 30,

2008

2007

2008

Cash Flows from Operating Activities

Net loss

$ (1,437,425)

$ (2,229,689)

$ (20,053,592)

 Adjustments to reconcile net loss to net
cash used in operating activities:

Convertible debenture costs

-

-

51,817

Depreciation

3,739

1,542

205,744

Gain on settlement of debts

-

-

(173,010)

Non-cash interest and finance fees

449,275

1,127,158

2,259,564

Non-cash consulting and license fees

90,000

-

106,250

Stock-based compensation

207,834

620,014

4,608,831

Changes in operating assets and liabilities:

Due from government agency

(2,376)

-

(62,010)

Prepaid expenses and receivables

22,366

(26,118)

(6,947)

Accounts payable and accrued liabilities

251,044

34,476

1,776,216

Research agreement obligations

(27,350)

(68,270)

172,416

Net Cash Used in Operating Activities

(442,893)

(540,887)

(11,114,721)

Cash Flows from Investing Activities

Purchase of furniture and equipment

-

(21,110)

(218,626)

Cash acquired on reverse acquisition

-

-

423,373

Net Cash (Used in) Provided by Investing Activities

-

(21,110)

204,747

Cash Flows from Financing Activities

Proceeds from the issuance of common stock

60,000

475,000

9,171,106

Finance charges

-

(17,500)

(248,981)

Repayment of convertible notes

(10,000)

(100,000)

256,633

Proceeds from notes and loans payable

122,000

-

774,845

Advances from related parties

143,282

144,291

1,056,025

Net Cash Provided by Financing Activities

315,282

501,792

11,009,628

Effect of Exchange Rate Changes

(11,023)

(15,675)

(70,749)

Net (Decrease) Increase in Cash

(138,634)

(75,880)

28,905

Cash, Beginning of Period

167,539

120,436

-

Cash, End of Period

$ 28,905

$ 44,556

$ 28,905

 Supplemental cash flow information and non-cash investing
and financing activities: (refer to Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at June 30, 2008, the Company has a working capital deficiency of $2,571,448, a capital deficiency of $2,558,566 and has incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as to the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company's immunotherapy vaccine will require significant additional funding.  Internally generated cash flow will not fund development and commercialization of the Company's products.  The Company is dependant on future financings to fund ongoing research and development as well as working capital requirements.  The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

Management is addressing going concern remediation through seeking  new sources of capital, restructuring and retiring debt through conversion to equity and debt settlement arrangements with creditors, cost reduction programs and seeking possible joint venture or lincense participation.  Management's plans are intended to return the company to financial stability and improve continuing operations.  The Company is continuing to raise capital through private placements, related party loans and other sources to meet immediate working capital requirements.  Management expects to be able to complete restructuring plans and expand programs including entering clinical trials for its lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant.  These measures, if successful, should contribute to reducing the risk of going concern uncertainties for the Company over the next twelve months.

There is no certainty that the company will be able to raise sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

Note 2:          Unaudited Consolidated Financial Statements for an Interim Period

These unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the securities and exchange commission.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  These unaudited financial statements should be read in conjunction with those financial statements included in Form 10-KSB.  In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Recent Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No.162").  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

Note 3:          Furniture and Equipment

Furniture and equipment consisted of the following at:

 June 30,
2008

 December 31,
2007

(Unaudited)

Computer equipment

$ 4,533

$ 4,533

Laboratory equipment

16,704

16,704

Office furniture and equipment

3,161

3,161

24,398

24,398

Less: accumulated depreciation

(11,516)

(7,777)

$ 12,882

$ 16,621

Note 4:          Research Agreements

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

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had six months to remedy the unpaid option maintenance payments of $236,880 (€200,000) owing as at December 31, 2005.  On November 16, 2005, Crucell provided notice of termination by default due the Company's failure to remedy the default within the required six month period.  In May 2006, the Company negotiated a reinstatement of the original research and license option agreement with Crucell and paid Crucell on April 20, 2006 €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company would pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006, as of June 30, 2008) and a €75,000 annual license fee (outstanding at June 30, 2008, adjusted for CPI) to maintain the reinstated agreement in good standing.  In January, 2008 the Company paid €27,316 ($40,000) towards the outstanding balance and at June 30, 2008, €109,484 ($172,416) has been included in research agreement obligations for the Crucell agreement and is outstanding under the terms of the agreement.  The agreement is currently in default and management is attempting to negotiate a revised payment schedule for the remaining balance.

SAFC Pharma Inc (formerly Molecular Medicine BioServices, Inc.) ("SAFC Pharma") - Production Service Agreement

Effective March 18, 2003, SAFC Pharma and GPC entered into a production service agreement ("PSA"), as amended on August 29, 2003, whereby SAFC Pharma will produce the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product.  The product will incorporate the Crucell vector and the Company's TAP1 gene.  Total obligations under the contract are $232,000 payable to SAFC Pharma plus an estimated $110,000 to $145,000 in third-party testing costs.  The Company was in breach of its contractual obligations with SAFC Pharma in respect of payment of $15,000 for Phase I of the project.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the Company has a non-refundable credit of approximately $78,000 available until the end of 2008 with SAFC Pharma to be applied towards future vaccine production.  The non-refundable credit has not been recognized as an asset in accordance with the accounting policies due to uncertainty over realization.

Operating Lease

In March 2007, the Company entered into a laboratory lease that expires in February 2012.  The terms of the operating lease agreement require the Company to make minimum monthly payments of approximately $2,490 (CAN $2,520).

Combined Research and Operating Obligations

The Company has obligations under various agreements that expire between August 2008 and February 2012.  The aggregate minimum annual payments for the years ending June 30 are as follows:

2009

$

30,688

2010

32,304

2011

32,304

2012

21,536

$

116,832

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

At June 30, 2008 the principal amount of  $56,633 was outstanding for the convertible notes, and interest expense of $12,741 (2007 - $10,366) has been accrued for the six month period.

ii)  2007 Promissory Note

On July 13, 2007 the Company issued an unsecured promissory note to a company related through a family member of a director of the Company (Note 6) in the principal amount of $100,000.  The promissory note was revised on August 31, 2007 to $125,000.  The promissory note matured on September 28, 2007 and bears interest at 12% per annum.  As partial consideration for the promissory note, on October 31, 2007 the Company issued to the Lender, as fully paid and non-assessable, 125,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.30 per Warrant Share for an exercise period of up to one year from the issuance date.  The  fair value of the warrants was determined by management at $18,104 recorded as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.27%, a dividend yield of 0%, and an expected volatility of 125%.

On December 18, 2007 the Company signed an agreement to extend the terms of the 2007 Promissory Note through February 28, 2008.  As consideration for the extension, the Company agreed to issue to the Lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to three years from the issuance date.  The  fair value of the warrants was determined by management at $44,000 recorded as a warrant issuance obligation and expensed as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.21%, a dividend yield of 0%, and an expected volatility of 106%.

At June 30, 2008 no repayment has been made to the principal amount or the interest of $14,104 (2007 - $6,625) accrued on the promissory note.

iii)  2007 Convertible Promissory Note

On August 31, 2007 the Company issued a convertible promissory note to a company related through a family member of a director of the Company (Note 6) in the principal amount of $200,000.  The note  bears interest at 12% per annum and is due on demand.  Upon completion of the conversion terms, the unpaid amount of principal and accrued interest may be converted at any time at the holder's option into shares of the Company's common stock.  The conversion price will be determined by the purchase price of the Company's next stock offering or convertible debt financing.  When the price is established, management will determine whether any beneficial conversion feature exists and may require adjustment to the stated value.

At June 30, 2008 no repayment has been made to the principal amount or the interest of $19,989 (2007 - $8,022) accrued on the convertible promissory note.  On July 31, 2008 the Company completed a private placement financing for gross proceeds of $35,000 (refer to Note 10).  The fair value of the conversion feature will be calculated as of July 31, 2008 based on the terms of the private placement.

iv)  2007 Loan and Security Agreement

On November 30, 2007 the Company entered into a Loan and Security Agreement with an unrelated company, whereby the Company issued 12% secured promissory notes in the principal amount of $445,000, with interest paid in advance resulting in net proceeds of $391,600, with the discount being amortized to interest and finance charges over the term of the notes.  The promissory notes matured on May 31, 2008.  Additionally, the Company issued to the Lenders, as fully paid and non-assessable, 1,780,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the secured promissory notes and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $356,000 as a component of stockholders' deficit.  Interest paid in advance was amortized by $44,354 (2007 - $9,046) to interest expense for the six months ended June 30, 2008 increasing the net carrying value of the secured promissory notes.  Additionally, the fair value of the warrants was accreted to interest expense by $295,694 (2007 - $60,306) for the six months ended June 30, 2008 increasing the carrying value of the secured promissory notes to $445,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 4.55%, a dividend yield of 0%, and an expected volatility of 106%.  On May 31, 2008 the notes were paid in full.

Pursuant to the Loan and Security agreement, the Company paid $54,195 including reimbursement of legal fees as finders' fees which has been expensed as interest and finance charges.  Additionally, the Company issued as finders' fees 178,000 warrants under the same terms as the Lender's warrants.  The fair value of the warrants was estimated to be $35,600  using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 4.55%, a dividend yield of 0%, and an expected volatility of 106%, and has been recorded as interest and finance charges.

v)  2008 Promissory Note

On April 10, 2008 the Company issued an unsecured promissory note in the principal amount of $65,000 to an unrelated party that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 130,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $22,100 as a component of stockholders' deficit.  The fair value of the warrants was accreted to interest expense by $19,890 for the six months ended June 30, 2008 adjusting the carrying value of the promissory note to $62,790.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.34%, a dividend yield of 0%, and an expected volatility of 110%.

vi)  2008 Promissory Note

On May 5, 2008 the Company issued an unsecured promissory note to a company controlled by a director of the Company (Note 6) in the principal amount of $27,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 54,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,720 as a component of stockholders' deficit.  The fair value of the warrants was accreted to interest expense by $6,048 for the six months ended June 30, 2008 adjusting the carrying value of the promissory note to $23,328.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.94%, a dividend yield of 0%, and an expected volatility of 117%.

vii)  2008 Promissory Note

On May 14, 2008 the Company issued an unsecured promissory note to a company related through a family member of an officer of the Company (Note 6) in the principal amount of $200,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $76,000 as a component of stockholders' deficit.  The fair value of the warrants was accreted to interest expense by $39,689 for the six months ended June 30, 2008 adjusting the carrying value of the promissory note to $163,689.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

viii)  2008 Promissory Note

On May 15, 2008 the Company issued an unsecured promissory note to an officer of TapImmune (Note 6) in the principal amount of $25,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 50,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,000 as a component of stockholders' deficit.  The fair value of the warrants was accreted to interest expense by $4,600 for the six months ended June 30, 2008 adjusting the carrying value of the promissory note to $20,600.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

ix)  2008 Promissory Note

On May 22, 2008 the Company issued an unsecured promissory note to a company related through a family member of an officer of TapImmune (Note 6) in the principal amount of $250,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 500,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $90,000 as a component of stockholders' deficit.  The fair value of the warrants was accreted to interest expense by $39,000 for the six months ended June 30, 2008 adjusting the carrying value of the promissory note to $199,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.07%, a dividend yield of 0%, and an expected volatility of 117%.

Note 6:          Related Party Transactions

During the six months ended June 30, 2008 the Company entered into transactions with certain officers and directors of the Company as follows:

(a)          incurred $155,100 (2007 - $113,876) in management fees, and recorded $146,334 (2007 - $456,014) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(b)          incurred $53,232 (2007 - $59,815) in research and development fees to related parties, of which $29,791 (2007 - $53,243) was to the former Chief Science Officer (CSO) and $23,441 (2007 - $6,572) was paid or payable to a direct family member of a current officer;

(c)          incurred $7,479 (2007 - $Nil) in interest and finance charges on a $125,000 promissory note due to a company related through a direct family member of a current director (refer to Note 5(ii));

(d)          incurred $11,967 (2007 - $Nil) in interest and finance charges on a $200,000 convertible promissory note due to a company related through a direct family member of a current director (refer to Note 5(iii));

(e)          issued a $27,000 promissory note bearing interest at 18% per annum and including 54,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to a company controlled by a director of the Company, and incurred $746 (2007 - $Nil) in interest and finance charges on the $27,000 promissory note (refer to Note 5(vi));

(f)          issued a $200,000 promissory note bearing interest at 18% per annum and including 400,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to a company related through a family member of an officer of the Company, and incurred $4,636 (2007 - $Nil) in interest and finance charges on the $200,000 promissory note (refer to Note 5(vii));

(g)          issued a $25,000 promissory note bearing interest at 18% per annum and including 50,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to an officer of the Company, and incurred $567 (2007 - $Nil) in interest and finance charges on the $25,000 promissory note (refer to Note 5(viii)); and

(h)          issued a $250,000 promissory note bearing interest at 18% per annum and including 500,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to a company related through a family member of an officer of the Company, and incurred $4,808 (2007 - $Nil) in interest and finance charges on the $250,000 promissory note (refer to Note 5(ix)).

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is  the amount established and agreed to by the related parties.

At June 30, 2008 the Company had amounts owing to directors and officers of $227,510 (December 31, 2007 - $111,593), a direct relative of an officer of $7,500 (December 31, 2007 - $3,000), and the former CSO of $62,537 (December 31, 2007 - $39,672).  These amounts were in the normal course of operations.  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment, except as described above.

Note 7:          Capital Stock

The authorized capital of the Company consists of 80,000,000 common shares with $0.001 par value and 2,500,000 non-voting preferred shares with $0.001 par value.  On March 27, 2007, the Company's Articles of Incorporation were amended to increase the authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock.

All prior period share transactions included in the company's stock transactions and balances have been retroactively restated to give effect to a 2.5 to 1 reverse stock split that occurred June 28, 2007.

2007 Capital Transactions

On December 19, 2007 the Company agreed to issue 120,000 shares of restricted common stock with an estimated fair value of $0.195 per share, pursuant to a consulting services agreement.  As of June 30, 2008 the $23,400 fair value of the shares to be issued has been recorded as an obligation to issue shares and warrants.

2008 Capital Transactions

On April 8, 2008 the Company issued 300,000 shares of restricted common stock with an estimated fair value of $0.30 per share, pursuant to a consulting services agreement.  The $90,000 fair value of the issued shares has been recorded as stock-based consulting fees.  Additionally, pursuant to the consulting services agreement the Company has commited to issue options to acquire 200,000 shares of the Company's common stock at an exercise price of $0.25 per share.  The vesting and expiry terms are to be determined at the time of grant.

During the six months ended June 30, 2008 the Company issued 207,146 shares of restricted common stock pursuant to the exercise of 358,000 warrants, for total proceeds of $25,000.  Of the 358,000 warrants exercised, 258,000 were exercised resulting in the issuance of 107,146 shares of restricted common stock.

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

On June 8, 2007, a total of 6,320,000 stock options were granted (1,640,000 to consultants and 4,680,000 to officers and directors) at an exercise price of $0.25 per share.  The term of these options is ten years.  Of the 6,320,000 options granted, 3,100,000 vested upon grant, 2,420,000 vest in one year, 400,000 vest in two years and 400,000 vest in three years.  The aggregate fair value of these options was estimated at $1,179,600, or $0.19 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected life of 5 years for the options vesting immediately, 4 years for the options vesting in one year, 3 years for the options vesting in two years, and 2 years for the options vesting in three years.  The earned portion of the value of these options during the six months ended June 30, 2008 was $207,834 (2007 - $620,014) of which $61,500 (2007 - $164,000) was recorded as stock based consulting and $146,334 (2007 - $456,014) was recorded as stock based management fees.  A balance of $54,501 of unvested stock option compensation value will be expensed over the remaining vesting period.

At June 30, 2008 80,000 stock options remain available under the 2007 Plan.

The Company's stock option activity during the period was as follows:

 Number of
Options

 Weighted Average
Exercise Price

 Weighted Average
Remaining Life

Balance, December 31, 2007

6,320,000

$ 0.25

9.44

Granted

-

-

-

Cancelled, exercised or expired

-

-

-

Balance, June 30, 2008 (Unaudited)

6,320,000

$ 0.25

8.94

Share Purchase Warrants

On December 18, 2007 the Company signed an agreement to extend the terms of the 2007 Promissory Note through February 28, 2008 (refer to Note 5(ii)).  As consideration for the extension, the Company agreed to issue to the Lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to three years from the issuance date.  The  fair value of the warrants was determined by Management at $44,000 recorded as a warrant issuance obligation.

During the six months ended June 30, 2008 the Company issued, as fully paid and non-assessable, 1,134,000 non-transferable and registerable share purchase warrants, for the acquisition an equivalent number of common shares of the Company at an exercise price of $0.25 per share for a period of up to five years from the date of issuance.  The warrants were issued as part of promissory note agreements (refer to Note 5 ((v) to (ix)).

During the six months ended June 30, 2008 the Company issued 207,146 shares of restricted common stock pursuant to the exercise of 358,000 warrants, for total proceeds of $25,000.  Of the 358,000 warrants exercised, 258,000 were exercised for $Nil proceeds resulting in the issuance of 107,146 shares of restricted common stock.

The Company's share purchase warrant activity during the period was as follows:

 Number of
Warrants

 Weighted Average
Exercise Price

 Weighted Average
Remaining Life

Balance, December 31, 2007

11,071,667

$ 0.25

4.04

Issued

1,134,000

0.25

5.00

Exercised

(358,000)

0.25

4.30

Cancelled or expired

-

-

-

Balance, June 30, 2008 (Unaudited)

11,847,667

$ 0.25

3.66

Note 8:          Supplemental Cash Flow Information and Non-Cash Investing and Financing Activities

Six Months Ended June 30,

2008

2007

Interest paid

$ -

$ 9,570

Income taxes paid

$ -

$ -

Note 9:          Contingency

The Company has not filed income tax returns for several years for the consolidated group of companies in the United States and Canada.  Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures.  Upon filing there could be penalties and interest assessed.  Such penalties vary by jurisdiction and by assessing practices and authorities.  As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability.  However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions.  Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, inter-company charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

Disclosure concerning certain carry-forward tax pools, temporary and permanent timing differences in tax basis versus reported amounts may be impacted by assessing practices and tax code regulations when income tax returns are filed up to date.  As a 100% valuation allowance has been provided against deferred tax assets reported in these financial statements, there would be no significant net impact expected to the current and deferred income tax disclosures or reconciliations reported.

As management is currently not able to make a reliably measurable provision for possible liability for penalties and interest, if any, at this time the company may be liable for such amounts upon assessment.

Note 10:        Subsequent Event

On July 31, 2008, with an effective date of June 30, 2008, the Company completed a private placement in the amount of 140,000 Units at a subscription price of $0.25 for gross proceeds to the Company of $35,000.  Each Unit is comprised of one common share and one-half of one non-transferable share purchase warrant of the Company.  Each whole warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $0.30 per share for a period which is the earlier of (i) two years from the date of issuance, or (ii) 18 months from the effective date of registration.  As of June 30, 2008 the shares and warrants had not been issued, and the $35,000 proceeds have been recorded as an obligation to issue shares and warrants.

__________

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties.  All statements other than statements relating to historical matters including statements to the effect that we "believe", "expect", "anticipate", "plan", "target", "intend" and similar expressions should be considered forward-looking statements.  Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this quarterly report on Form 10-Q, including those discussed in Item 1A of this report under the heading "Risk Factors", and the risks discussed in our other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as the date hereof.  We assume no obligation to update these forward-looking statements to reflect events or circumstance that arise after the date hereof.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended June 30, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended June 30, 2008 included in this quarterly report, as well as our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Overview

We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases.  Since our inception we have devoted substantially all of our resources to research and development activities, primarily with early stage research in the field of gene therapy.  We have conducted preclinical studies using our TAP gene technology in combination with adeno virus, with the aim of completing our preclinical trials and filing an Investigational Drug Application for cancer in 12-15 months.  We are also pursuing vaccine developments for infectious diseases using our TAP gene technology and an in-licensed Modified Vaccinia Ankora virus and other potential targeted vaccine candidates with the aim of establishing licensing and partnering relationships to generate revenue and advance our in- house projects closer to commercial products.

We are a development stage company and have primarily supported the financial needs of our research and development activities since our inception through public offerings and private placements of our equity securities.  We have not received any revenue from the sale of our products in development, and we do not anticipate generating revenue from the sale of products in the foreseeable future.  In order to carry out our corporate operational plan and to support the anticipated future needs of our research and development activities, we expect that we will have cash requirements of approximately $5,000,000 over the next 24 months, which we expect to obtain through additional equity financings.  The funding that, if obtained, would be used to support our activities surrounding our proposed clinical grade production of our lead TAP vaccine product, commencement of human clinical studies, advance the development of our prophylactic vaccine.

We have incurred losses since our inception and expect to incur losses over the next several years.  Bringing medical products to commercialization is a lengthy process requiring many years of development and clinical trials during which there are no definable sources of revenue.  There can be no assurance that we will successfully acquire, develop, commercialize, manufacture, or market our product candidates or ever achieve or sustain product revenues or profitability.  The current market conditions for our industry sector make it more challenging to raise additional capital with reasonable terms.

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

In 2005, we were in breach of our contractual obligations with SAFC Pharma in respect of payments due for Phase I of the project.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and we have a non-refundable credit of approximately $78,000 with SAFC Pharma to be applied towards future vaccine production.

Crucell Agreement

Pursuant to the Research License and Option Agreement Crucell granted us a non-exclusive, worldwide license for Crucell's adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package our TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).  Total obligations under this agreement were €450,000.  In May 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, we will pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing.  In January, 2008 the Company paid €27,316 ($40,000) towards the outstanding balance and at June 30, 2008 €109,484 ($172,416) has been included in research agreement obligations for the Crucell agreement.  Management are in discussions with Crucell to resolve contractual issues and allow further use of the Crucell cell lines.

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

During the 2007 fiscal year, there was an inadvertent laspe in one of our patent applications to cause it to become "unintentionally abandoned".  This was due to an administrative docketing error.  Significant professional fees were incurred by us in the reapplication and filing of actions to renew these patent claims.  The patent in question was successfully and completely re-instated and the patent has been granted.  Some claims under the patent have been separated out for additional patent applications.

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $28,905 and a working capital deficit of $2,571,448 at June 30, 2008.  We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding

Management believes that an estimated $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development on various technologies, anticipated  toxicology prior to Phase I clinical trials for the TAP Cancer Vaccine, and for various operating expenses.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

We did not earn any interest or other revenues during the three months ended June 30, 2008 or over the same period ended June 30, 2007.  We did not maintain any interest bearing deposits during the current fiscal year.

Our general and administrative expenses decreased to $760,620 during the three months ended June 30, 2008 from $811,626 over the same period ended June 30, 2007.  Significant changes in operating expenses are outlined as follows:

  Consulting fees increased to $113,436 during the three months ended June 30, 2008 from $3,412 over the same period ended June 30, 2007 due primarily to investor relations and corporate development services not in effect during the prior period.

  Consulting fees - stock-based decreased to $114,600 during the three months ended June 30, 2008 from $164,000 during the same period ended June 30, 2007.  We recorded stock based compensation for 2007 option grants earned during the current and prior periods.  Additionally, in the current period we recorded an expense of $90,000 on the issuance of 300,000 restricted shares of our common stock pursuant to a service agreement.

  General and administrative expenses increase to $19,424 during the three months ended June 30, 2008 from $11,446 during the same period ended June 30, 2007 due to increases in leasing costs for our lab and office facilities as well as increased travel expenditures related to financing activities.

  Interest and finance charges increased to $269,900 during the three months ended June 30, 2008 from $(33,339) during the same period ended June 30, 2007.  Current period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes (refer to Note 5 (iv) to (ix)).  Prior period interest charges included and adjustment for the recovery of accrued interest on the conversion of debt to equity.

  Management fees increased to $77,563 during the three months ended June 30, 2008 from $63,244 during the same period ended June 30, 2007 due to increases in executive compensation over the prior period.

  Management fees - stock-based decreased to $61,167 during the three months ended June 30, 2008 from $456,014 during the same period ended June 30, 2007.  We recorded stock based compensation for 2007 option grants earned during the current and prior periods.

  Professional fees increased to $93,814 during the three months ended June 30, 2008 from $87,861 during the same period ended June 30, 2007 due to significant activity relating to the reapplication and filing of our patent applications, and analysis of any damages resulting from the inadvertent laspe in one of our patent applications during the prior year.  Prior period professional fees included charges related to debt restructuring and corporate administration.

  Research and development decreased to $8,846 during the three months ended June 30, 2008 from $57,942 during the same period ended June 30, 2007.  Monthly obligations related to research and compensation agreements were not in effect during the current period.

Our net loss decreased to $760,620 during the three months ended June 30, 2008 from $811,626 over the same period ended June 30, 2007.  The decrease resulted from changes in general and administrative expenses discussed in the preceding paragraph.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

We did not earn any interest or other revenues during the six months ended June 30, 2008 or over the same period ended June 30, 2007.  We did not maintain any interest bearing deposits during the current fiscal year.

Our general and administrative expenses decreased to $1,437,425 during the six months ended June 30, 2008 from $2,229,689 over the same period ended June 30, 2007.  Significant changes in operating expenses are outlined as follows:

  Consulting fees increased to $148,602 during the six months ended June 30, 2008 from $59,307 over the same period ended June 30, 2007 due primarily to investor relations and corporate development services not in effect during the prior period.

  Consulting fees - stock-based decreased to $151,500 during the six months ended June 30, 2008 from $164,000 during the same period ended June 30, 2007.  We recorded stock based compensation for 2007 option grants earned during the current and prior periods.  Additionally, in the current period we recorded an expense of $90,000 on the issuance of 300,000 restricted shares of our common stock pursuant to a service agreement.

  General and administrative expenses increase to $48,405 during the six months ended June 30, 2008 from $31,762 during the same period ended June 30, 2007 due to increases in leasing costs for our lab and office facilities as well as increased travel expenditures related to financing activities.

  Interest and finance charges decreased to $484,450 during the six months ended June 30, 2008 from $1,101,395 during the same period ended June 30, 2007.  Current period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes (refer to Note 5 (iv) to (ix)).  Prior period interest charges included accretion of the discount on 2006 convertible debt, amortization of the fair value of warrants on 2006 convertible debt, and $1,016,000 in costs classified as interest charges resulting from conversion of the debt.

  Management fees increased to $155,100 during the six months ended June 30, 2008 from $113,876 during the same period ended June 30, 2007 due to increases in executive compensation over the prior period.

  Management fees - stock-based decreased to $146,334 during the six months ended June 30, 2008 from $456,014 during the same period ended June 30, 2007.  We recorded stock based compensation for 2007 option grants earned during the current and prior periods.

  Professional fees increased to $228,667 during the six months ended June 30, 2008 from $155,334 during the same period ended June 30, 2007 due to significant activity relating to the reapplication and filing of our patent applications, and analysis of any damages resulting from the inadvertent laspe in one of our patent applications during the prior year.  Prior period professional fees included charges related to debt restructuring and corporate administration.

  Research and development decreased to $70,628 during the six months ended June 30, 2008 from $146,459 during the same period ended June 30, 2007.  Monthly obligations related to research and compensation agreements were not in effect during all of the current period.

Our net loss decreased to $1,437,425 during the six months ended June 30, 2008 from $2,229,689 over the same period ended June 30, 2007.  The decrease resulted from changes in general and administrative expenses discussed in the preceding paragraph.

Liquidity and Capital Resources

At June 30, 2008 we had $28,905 in cash.  Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below.  We spent $138,634 net cash during the six months ended June 30, 2008 compared to $75,880 during the same period ended June 30, 2007.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2008 was $442,893 compared to $540,887 during the same period ended June 30, 2007.  We had no revenues during the current or prior periods.  Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, professional fees, and research and development charges.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2008 was $Nil compared to $21,110 during the same period ended June 30, 2007.  Investing activities in the prior period consisted of furniture and equipment acquisitions for the new lab and office facilities.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2008 was $315,282 compared to $501,792 during the same period ended June 30, 2007.  Current period financing consisted of private placement subscriptions, proceeds from promissory notes, warrant exercises and advances from related parties which was partially offset by a principal payment against outstanding convertible notes and the repayment of the secured promissory notes.  Prior period financing included net proceeds of $457,500 related to private placement financings and advances from related parties.

At June 30, 2008 we had 6,320,000 stock options and 11,847,667 share purchase warrants outstanding.  The outstanding stock options and warrants had a weighted average exercise price of $0.25 per share.  Accordingly, as of June 30, 2008 the outstanding options and warrants represented a total of 18,167,667 shares issuable for proceeds of approximately $4,541,917 if these options and warrants were exercised in full.  The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised.

As of June 30, 2008 we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming preparation for a single Phase 1 clinical trial.

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

Off-Balance Sheet Arrangements

Other than as disclosed in the financial statements, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

We adopted the provisions of FIBS Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007.  Previously, we had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, we applied Interpretation 48 to all tax positions for which the statute of limitations remained open.

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

We recorded $207,834 in stock-based compensation valued using the Black-Scholes option pricing model during the six months ended June 30, 2008 as opposed to $620,014 during the six months ended June 30, 2007.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities".  This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  We adopted SFAS 159 as of January 1, 2008.  The adoption of SFAS 159 did not have an impact on our financial position, cash flows and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance will become effective for the fiscal year beginning after December 15, 2008.  Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on our financial statements upon adoption.

On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, ("SAB 110).  SAB 110 provides guidance to issuers on the method allowed in developing estimates of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), "Share-Based Payment".  The staff will continue to accept, under certain circumstances, the use of a simplified method beyond December 31, 2007 which amends question 6 of Section D.2 as included in SAB 107, "Valuation of Share-Based Payment Arrangements for Public Companies", which stated that the simplified method could not be used beyond December 31, 2007.  SAB 110 is effective January 1, 2008.  We are currently evaluating the potential impact, if any, that the adoption of SAB 110 will have on our financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No.162").  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

Item 3.          Quantitive and Qualitative Disclosures About Market Risk

Not Applicable

Item 4.          Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management must evaluate its internal controls over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 (a).  Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles (US GAAP) and includes those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

  provide reasonable assurance regarding prevention and timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting has inherent limitations, which include, but are not limited to, the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however, these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members (1 of 3) on the current audit comittee and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of June 30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on our financial results.  However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

We are committed to improving our financial organization.  As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us: i) appointing one or more outside directors to our board of directors who shall be appointed to our audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department.  Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the financial reporting department occur.  This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues wemay encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

__________

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

None.

Item 1A.        Risk Factors

See last Annual Report.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, 2008 we entered into a consulting services agreement with Derrick Townsend Consulting OA 0805655 B.C. Limited (the "Townsend Agreement").  In accordance with the terms and provisions of the Townsend Agreement on April 8, 2008 we issued 300,000 shares of our restricted common stock.

On July 31, 2008 we issued 140,000 shares of our restricted common stock and 70,000 non-transferable share purchase warrants pursuant to a private placement agreement with an effective date of June 30, 2008.  Each whole warrant entitles the holder to purchase an additional common share of our common stock at an exercise price of $0.30 per share for a period which is the earlier of (i) two years from the date of issuance, or (ii) 18 months from the effective date of registration.

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

/s/ Denis Corin
________________________________

 Denis Corin
President, Chief Executive Officer and Principal Executive Officer
Date:  August 18, 2008.

 /s/ Patrick A. McGowan
__________________________________

 Patrick A. McGowan
Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Date: August 18, 2008.

__________