Form 10KSB/A
period 2007-12-31
TAPIMMUNE INC
filed 2008-08-26
CIK 1094038

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT No. 1

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
Unit 2, 3590 West 41st Avenue, Vancouver, British Columbia, Canada, V6N 3E6 (Address of Principal Executive Offices)
(604) 264-8274 (Issuer's telephone number)

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

The Registrant's revenues for the fiscal year ended December 31, 2007 were $Nil.

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

EXPLANATORY NOTE

This Form 10-KSB/A Amendment No. 1 of TapImmune Inc. (the "Company") amends the Company's Form 10-KSB for the period ended December 31, 2007 filed with the Securities and Exchange Commission ("SEC") on April 14, 2007. This Form 10-KSB/A is being filed to correct for deficiencies in the Company's disclosure in Item 8A: Controls and Procedures.

REFERENCES

In this Annual Report, unless the context suggests otherwise, references to "we," "us," "our", "TapImmune", the "Company" or the "company" refer to TapImmune Inc. and its subsidiaries. All amounts in this Annual Report are in United States dollars, unless otherwise indicated, and references to "dollars" or "$" are to United States dollars.

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

Company History

We currently trade on the OTC Bulletin Board under the symbol "TPIM".

We were incorporated under the laws of the State of Nevada in 1991 under the name "Ward's Futura Automotive Ltd". We changed our name a number of times since 1991 and, in July 2002, we completed the acquisition of GeneMax Pharmaceuticals Inc. ("GeneMax Pharmaceuticals"), a Delaware corporation, in a reverse merger and changed our name to "GeneMax Corp". As a result of this transaction the former stockholders of GeneMax Pharmaceuticals then owned 75% of the total issued and outstanding shares of GeneMax Corp. GeneMax Pharmaceuticals is now a wholly owned subsidiary of TapImmune, and GeneMax Pharmaceuticals Canada Inc. ("GPCanada"), a British Columbia corporation, is a wholly owned subsidiary of GeneMax Pharmaceuticals. On June 28, 2007, we approved a name change to TapImmune Inc.

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

TapImmune's Target Market and Strategy

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

Research and Development Efforts

We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements. We previously produced, and still plan to produce in the future, our TAP vaccines by inserting the TAP gene material into a proprietary, modified adeno virus licensed from Crucell Holland B.V. ("Crucell") or a generic HEK293 adenovirus, and it will and has been used as the prototype vaccine product for performing in-vitro immunological and animal preclinical studies. We have organized our research and development efforts to take advantage of our partners' capabilities while reducing our overhead costs. Our relationship with the University of British Columbia ("UBC") has allowed us to conduct contract research and development by employing highly skilled scientists at UBC. The research and development team performs the basic research on the biological function of TAP and related licensed technology as well as preclinical animal studies in cancer and infectious diseases. We also receive technical support from our licensing partner, Crucell, in the development of our TAP adeno virus based vaccine product. Further, we will initiate our contract with SAFC Pharma (Sigma Aldrich), formerly, Molecular Medicine BioServices, Inc. "(Molecular Medicine") for the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices ("GMP") and Good Laboratory Practices ("GLP") certification.

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

Pre-Clinical Testing

We have completed pre-clinical animal testing of our TAP Cancer Vaccine to the extent that is required as a prerequisite for further preclinical toxicology analysis and Investigational New Drug (or "IND") application to the FDA. The pre-clinical testing of the TAP Cancer Vaccine to date included the evaluation of several strains of vaccinia and adenovirus vectors to assess their respective ability to deliver the correct genetic information allowing expression of the TAP protein in tumors, the selection and licensing of the vector from Crucell and the identification and entering into an agreement, that we refer to in this Annual Report as our "Production Services Agreement", with Molecular Medicine, now SAFX Pharma, a GMP manufacturer, for subsequent production of the TAP Cancer Vaccine. We have to complete the performance of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity. In addition, we must complete initial vaccine production, and develop internal and external clinical trials, support personnel and infrastructure before commencing clinical trials.

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

License Agreement

In March of 2000 we entered into a license agreement with UBC and Dr. Wilfred A. Jefferies, then our Chief Scientific Officer and a director, which is referred to in this Annual Report as the License Agreement, providing us with an exclusive world-wide license to use certain technology developed by UBC and Dr. Jefferies. The License Agreement allowed us to use the technology associated with the patents entitled "Method for Enhancing Expression of MHC-Class 1 Molecules Bearing Endogenous Peptides" and "Method of Identifying MHC-Class 1 restricted Antigens Endogenously Processed by a Cellular Secretory Pathway" and to manufacture, distribute, market, sell, lease and license or sub-license products derived or developed from the above licensed technologies until the later of March 6, 2015 or the expiration of the last patent obtained under the License Agreement, including the expiration of patents obtained from modifications to existing patents. As consideration for entering into the License Agreement we paid an initial license fee of $113,627.32 (CDN) and issued 500,000 GeneMax Pharmaceutical shares to the University of British Columbia; which were subsequently exchanged for 500,000 (pre reverse stock split) shares of our restricted common stock.

On February 16, 2004, UBC granted us an exclusive, worldwide license to use a novel assay technology to screen and select new drugs that regulate immune responses. As consideration for entering into this license, which we refer to in this Annual Report as the "Immune Response License", we issued UBC 10,000 (pre reverse stock split) shares of our common stock and were required to pay UBC an annual maintenance fee of $500 (CDN). The term for the Immune Response License was the longer of either 20 years or the expiration of the last patent licensed under the Immune Response License, including the expiration of patents obtained from modifications to existing patents.

Option and Settlement Agreements

On January 24, 2006, and in accordance with the terms and conditions of a certain Option and Settlement Agreement (the "Option and Settlement Agreement"), dated for reference January 23, 2006, as entered among each of us, UBC, Dr. Jefferies and each of our predecessor and subsidiary companies, GeneMax Pharmaceuticals and GPCanada, the parties thereto reached a definitive agreement pursuant to which all existing financial claims by UBC (collectively, the "UBC Financial Claims") as against us under each of those certain "License Agreement" among us, UBC and Dr. Jefferies dated March 6, 2000, as amended February 28, 2003 ("License Agreement #1"), and "License Agreement" between us and UBC dated February 16, 2004 ("License Agreement #2" and, collectively, the "License Agreements"), and under that certain "Collaborative Research Agreement" between UBC and GPCanada dated May 6, 2005 (the "CRA"), are satisfied (the "Settlement") in consideration of UBC providing us with the consequent right to acquire, outright, by way of assignment (the "Option to Purchase"), all of UBC's right title and interest in the technologies licensed to us under the terms of the License Agreements, including the "Technology" as that term is defined in the License Agreements, and all "Improvements" made prior to the date of execution of the Option and Settlement Agreement in furtherance of the same (collectively, the "Technology" thereunder); a copy of the Option and Settlement Agreement having been attached as an Exhibit to the company's Current Report on Form 8-K which was filed on January 24, 2006.

In accordance with the terms and conditions of the Option and Settlement Agreement, and in order to keep the right and Option to Purchase the Technology granted to us by UBC in good standing and in force and effect; and in order to maintain the Settlement of all UBC Financial Claims consequent therein; we were obligated to provide cash payment ("Purchase Price Payment") and to maintain the current status of UBC's existing patent and patent pending applications respecting the Technology (the "Purchase Price Patent Obligations"; and the Purchase Price Payments and the Purchase Price Patent Obligations being, collectively, the "Purchase Price") to the order and direction of UBC in the aggregate amount of $556,533 (CDN) (which also equate to the present UBC Financial Claims) prior to December 31, 2006 (the end of the "Option Period"), and in due complete satisfaction of the settlement of the UBC Financial Claims.

The Option and Settlement Agreement replaced our previous disclosed (by way of Current Report on Form 8-K dated December 23, 2005) "Letter of Intent" as previously entered into between us and UBC.

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

Crucell

On August 7, 2003, we entered into an agreement with Crucell, which we refer to in this Annual Report as the "Research License and Option Agreement". Pursuant to that agreement, Crucell granted us a non-exclusive, worldwide license for Crucell's adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package our TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).

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

TAP Vaccines and other filings

On July 9, 2004, UBC filed a patent application with the U.S. Patent and Trademark Office for patent protection for TAP vaccines as a method for increasing immune responses. As of the date of this Annual Report we have received a 'Notice of Allowance' but the order granting a patent has not been received. Other patent applications have been filed by us and UBC in respect of our technologies and those currently under assignment. In December 2006 , January, November and December 2007 , we made additional filings as continuations or new filings with regard to the same technologies as well as their applications in infectious diseases. We also filed for a continuation and had reinstated a previously 'unintentionally abandoned' patent. A clerical error at our previous patent counsel caused a filing date to be erroneously missed. That patent is now in good standing and notice of allowance has been received on a number of claims. We intend to continue to work with UBC to file additional patent applications with respect to any novel aspects of our technology to further protect our intellectual property portfolio.

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

ITEM 4.         Submission Of Matters To A Vote Of Security Holders

None.

Part II

ITEM 5.         Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock is traded on the Over The Counter Bulletin Board ("OTCBB") under the symbol "TPIM.OB" and on the Frankfurt and Berlin Stock Exchanges under the symbol "GX1." The listing on the Berlin Stock Exchange was done without the company's knowledge and consent. The company has attempted to have the Berlin Stock Exchange listing terminated, however, it has not been able to do so.

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

Private Placements and Convertible Debentures

On June 8, 2007 we issued 1,500,000 (pre reverse stock split) shares of common stock pursuant to the issuance of 1,500,000 units at a issuance price of $0.10 (pre reverse stock split) per unit as a finder's fee in conjunction with the February 12, 2007 convertible debenture. Each unit is comprised of one common share at a price of $0.10 (pre reverse stock split) per unit and one non-transferable share purchase warrant. Each such warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 (pre reverse stock split) per share during the first two years, $0.20 (pre reverse stock split) per share during the third year, $0.30 (pre reverse stock split) per share during the fourth year, and $0.40 (pre reverse stock split) per share during the fifth year.

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

The $1,016,000 convertible debenture financing was completed on November 30, 2006, for which we had issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year. If not converted, the notes were due one year from the date of loan advance. The unpaid amount of principal and accrued interest could be converted at any time at the holder's option into shares of our common stock at a price of $0.10 (pre reverse stock split) per convertible unit. Each convertible unit, upon conversion, is comprised of one of our common shares and, without conversion, one of our non-transferable and detached share purchase warrant, which are issuable and exercisable without conversion. The warrants forming part of the convertible units are detachable from any conversion and non-transferable, and each such warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 (pre reverse stock split) per share during the first two years, $0.20 (pre reverse stock split) per share during the third year, $0.30 (pre reverse stock split) per share during the fourth year and $0.40 (pre reverse stock split) per share during the fifth year. We had the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of our shares).

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

The convertible debenture financing of $494,500 was completed in March, 2006, for which we had issued convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year. If not converted, the notes were due one year from the date of loan advance. The unpaid amount of principal and accrued interest may be converted at any time at the holder's option into shares of our common stock at a price of $0.10 (pre reverse stock split) per convertible unit. Each convertible unit, upon conversion, is comprised of one share of our common stock and, without conversion, one of our non-transferable and detached share purchase warrants, which are issuable and exercisable without conversion. The warrants forming part of the convertible units are detachable from any conversion and non-transferable, and each such warrant entitles the holder to purchase one additional share of our common stock for a period of five years from the date of the issue at an exercise price of $0.10 (pre reverse stock split) per share during the first two years, $0.20 (pre reverse stock split) per share during the third year, $0.30 (pre reverse stock split) per share during the fourth year and $0.40 (pre reverse stock split) per share during the fifth year. We have the right to redeem the convertible promissory notes at any time upon giving certain notice to the holder(s), and subject to paying a 20% premium in cash or shares (based on the previous 30 day average trading price of our shares).

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

2007 Stock Incentive Plan

On June 8, 2007, our Board of Directors approved the adoption of a stock option plan (the "2007 Plan") allowing for the granting of up to 16,000,000 (pre reverse stock split) options to our directors, officers, employees and consultants. Options granted under the Plan shall be at prices and for terms as determined by our Board of Directors, and may have vesting requirements as determined by our Board of Directors.

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

Throughout the year we issued 1,500,000 (pre reverse split) warrants as finder's fee, 5,450,000 (pre reverse split) warrants as part of the private placement units and 10,160,000 (pre reverse split) warrants as part of the debt conversion units. See Private Placements and Convertible Debentures above.

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

In accordance with the terms and conditions of our Option and Settlement Agreement with UBC, and in order to keep the right and Option to Purchase the Technology granted to us by UBC in good standing and in force and effect; and in order to maintain the Settlement of all UBC Financial Claims consequent therein; we were obligated to make Purchase Price Payments of $556,533 (CDN) prior to December 31, 2006 and to maintain the current status of UBC's existing patent and patent pending applications respecting the Technology.

On December 18, 2006 we negotiated an extension of the January 24, 2006 Option and Settlement Agreement with UBC. Under the terms of the extension we were obligated to pay UBC $216,533 (CDN) as follows:

(a)         $72,177 (CDN) on or before December 31, 2006 (paid);

(b)         $72,178 (CDN) plus interest of $3,362 (CDN) on or before March 20, 2007 (paid); and

(c)         $72,178 (CDN) plus interest of $1,423 (CDN) on or before May 31, 2007 (paid).

As of May 31, 2007 we completed our obligation with UBC and the technology assignment and transfer was completed in the current fiscal year. Additional 'flow-through' technologies are currently being assigned as a continuation of the Option Settlement Agreement and are expected to be completed in the first half of 2008.

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

Stock Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of our 2006 fiscal year. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company's financial statements upon adoption.

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

Consulting fees - stock based were $309,500 during the fiscal year ended December 31, 2007 compared to $Nil for the prior fiscal year. The current year expense consists of the fair value of stock and option grants earned by consultants during the year. No stock or option grants were issued to consultants in the prior year.

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

Management fees - stock based were $654,722 during the fiscal year ended December 31, 2007 compared to $Nil for the prior fiscal year. The current year expense consists of the fair value of option grants earned by management during the year. No option grants were issued to management in the prior year.

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

On August 31, 2007 we received total proceeds of $200,000 for the principal amount of a convertible promissory note that bears interest at 12% per annum and is due on demand. Upon completion of the conversion terms, the unpaid amount of principal and accrued interest may be converted at any time at the holder's option into shares of our common stock. The conversion price will be determined by the purchase price of our next stock offering or convertible debt financing. As of December 31, 2007 and the date of this report, no further convertible debt financing was completed, therefore no conversion feature was determined for this promissory note, which is recorded as subscription received at the end of the year. Interest of $8,022 has been accrued to the note at December 31, 2007, and no repayment has been made to the principal or interest.

On November 30, 2007 we entered into a Loan and Security Agreement whereby we issued secured promissory notes in the principal amount of $445,000, with 12% interest paid in advance resulting in net proceeds of $391,600. The promissory notes mature on May 31, 2008. As part of this financing, the holders of the notes were granted common stock purchase warrants entitling the holders to purchase an additional 1,780,000 shares of our common stock for a period of five years from the date of issuance at an exercise price of $0.25 per share. In relation to this financing, for finders' fees we paid $54,195 in cash and issued 178,000 warrants under the same terms as the lenders'.

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

During 2005 we completed a private placement financing of 9,068,301 units, at a price of $0.15 per unit, for gross proceeds of $1,360,245, pursuant to Regulation S promulgated under the Securities Act. Each unit is comprised of one common share and one-half of one non-transferable common share purchase warrant. Each such whole common share purchase warrant entitled the holder to acquire an additional common share for a period of two years at a price of $0.15 before the earlier of four months from the issue date of the warrant and the date we completed an additional financing of not less than $2,000,000, $0.30 for the balance of the first year and thereafter at $0.50. Finders' fees comprised of 8% cash and 5% finder's fee warrants were paid to certain registered broker dealers in respect of certain of the placees. We paid a total of $97,620 in cash finder's fees, $100,561 in legal fees and other issue costs and issued a total of 406,748 finder's fee warrants. The total fair value of the unit warrants and finder's warrants was estimated to be $116,206 and was recorded as a separate component of stockholders' equity.

During 2004 we issued unsecured convertible promissory notes in the principal amount of $500,000. The notes provided for an interest rate of 8% per annum and were due 12 months from the date of issue. The unpaid amount of principal and interest was convertible at any time, at the holder's option, into shares of our common stock at a price of $0.60 per share. In addition, the holders of the notes were granted common stock purchase warrants entitling the holder to purchase an additional 250,000 shares (in respect of the $300,000 note) and 166,667 shares (in respect of the $200,000 note). The warrants were exercisable at a price of $0.66 per share for a period of two years. We also granted to Duncan Capital, which entity arranged for the financing, a further 125,000 common stock purchase warrants with an estimated fair value of $15,000 as a finder's fee entitling the holder to purchase an additional 83,333 shares of our common stock at a price of $0.60 per share for a period of two years and 41,667 shares of our common stock at a price of $0.66 per share for a period of two years. This offering was sold to a limited number of accredited investors pursuant to section 4(2) of the Securities Act. In 2005 the terms of the convertible notes were amended to extend the maturity to April 28, 2006, reduce the conversion price from $0.60 to $0.30 and to reduce the warrant exercise price from $0.66 to $0.30 for the period to December 31, 2005 and to $0.50 for the remainder of the original warrant term. In addition, the term of the warrants will be extended for a period of greater than the original two years dependent on achieving certain listing conditions as per the amending agreement.

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

The independent auditor's report accompanying our December 31, 2007 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The consolidated financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our ability to continue as a going concern is dependent on raising additional capital to fund ongoing research and development and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually positive cash flow from operations to address all of our cash flow needs. If we were not able to find alternative sources of cash or generate positive cash flow from operations, our business and financial condition would be materially and adversely affected.

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

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OF ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.      Controls and Procedures

Disclosure Controls and Procedures

Denis Corin, our Chief Executive Officer and Patrick McGowan, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion our disclosure controls and procedures were not effective in that although our management performed an assessment of internal control over financial reporting for the year ended December 31, 2007, we inadvertently failed to report on management's assessment of internal control over financial reporting in our annual report on Form 10-KSB as filed with the SEC on April 14, 2008. We have filed this amendment to such annual report on Form 10-KSB in order to provide such report, as set forth below.

Management's Annual Report on Internal Control over Financial Reporting

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

As of December 31, 2007 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members (1 of 3) on the current audit committee and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2007 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the financial reporting department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the financial reporting department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues we may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Name	Age	Position with the Company
Denis Corin	35	President, Chief Executive Officer and Principal Executive Officer
Patrick A. McGowan	68	Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Alan P. Lindsay	57	Chairman
Glynn Wilson	60	Director

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

ITEM 10. executive compensation

The following table shows the amount of compensation paid by us to our Chief Executive Officer, Chief Financial Officer, and those executive officers that earned in excess of $100,000 during the fiscal year ended December 31, 2007 (collectively, the "Named Executive Officers"):
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

Effective February 8, 2005, the 442668 B.C. Consulting Agreement was renegotiated. The renegotiated agreement, which we refer to in this Annual Report as the "Jefferies & 442668 B.C. Consulting Agreement", was entered into by us, 442668 B.C. Ltd. and Dr. Jefferies and provides for a base fee of $10,000 (CDN) per month, an annual bonus to be determined by our compensation committee and a grant of options, at a future date to be determined, to acquire up to 2,500,000 shares of common stock. Options to acquire an additional 2,000,000 shares of common stock will be granted upon the achievement of certain financial milestones. In addition, 442668 B.C. Ltd. will be issued 452,100 shares of common stock in consideration of the forgiveness of $113,205 of debt that had accrued under the 442668 B.C. Ltd. Consulting Agreement.

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

Lindsay Executive Services Agreement

On November 17, 2006 with an effective of July 1, 2006 our Board of Directors, in consultation with our Compensation Committee, completed an executive services agreement with Alan P. Lindsay, one of our directors. The terms of the agreement, as determined by our Compensation Committee, provides for, among other matters, the provision for a service bonus payment to Mr. Lindsay's management company in the amount of $50,000, the provision for monthly consulting fees of $8,333 during a one-year initial term, and the granting of an aggregate of not less that 1,500,000 (pre reverse stock split) stock options to acquire a similar number of our common shares at an exercise price of $0.10 (pre reverse stock split) per share for a period of not less than five years from the date of grant.

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

*     Less than 1%.

(1)   Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there were 23,502,681 shares issued and outstanding. Beneficial ownership amounts reflect the reverse stock split effective June 28, 2007.

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

ITEM 12.     certain relationships and related transactions

Voluntary Pooling Agreement

On May 9, 2002 in connection with the acquisition of our subsidiaries, GeneMax Pharmaceuticals Inc., TapImmune, certain shareholders and Global Securities Transfer Inc. (now X-Clearing Corp.), and our stock transfer agent, entered into an agreement, referred to as the "VPA", effective July 15, 2002. The VPA provides that certain of our shareholders holding collectively 9,158,280 shares of common stock agreed to a restrictive holding period for the pooled shares. The VPA provides that the pooled shares will not be traded, will not become available for trading and will not be released to the shareholders to enable them to be sold until certain future release dates. The initial ten percent (10%) of the pooled shares was to be released on or about that date which was one year from the final closing under the share exchange agreement relating to the acquisition of GeneMax Pharmaceuticals Inc.; however the pooling committee established by the Board of Directors to administer the VPA extended that date by one year. We subsequently determined that the initial 10% release should have occurred on October 15, 2003 and that the pooling committee had effectively extended that date to October 15, 2004. Following the initial release, the remaining pooled shares will be released in ten percent (10%) increments every three calendar months. The terms of the VPA may not be changed and the pool may not be challenged without the prior written consent of at least such number of pooled shareholders who hold not less than two-thirds of the pooled shares remaining in the pool. On March 10, 2007 the pooled shares were released from the VPA and have now been delivered to the company's original VPA shareholders.

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

ITEM 14.     Principal Accountant Fees And Services

The Company's independent auditor is Dale Matheson Carr-Hilton LaBonte LLP. The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte LLP for each of the last two fiscal years for professional services rendered are as follows:
	Audit Fees __________	Audit-Related Fees	Tax Fees	All Other Fees
2007	$55,000	$Nil	$Nil	$Nil
2006	$40,000	$Nil	$Nil	$Nil

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TapImmune Inc. (formerly Genemax Corp.)

We have audited the accompanying consolidated balance sheets of TapImmune Inc. (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended and the period from July 27, 1999 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, and 5)

STOCKHOLDERS' DEFICIT
Capital stock (Note 7)
Common stock, $0.001 par value, 80,000,000 shares authorized
23,502,681 shares issued and outstanding (2006 - 11,668,870)	23,503	11,669
Additional paid-in capital	16,910,218	11,749,572
Shares and warrants to be issued (Notes 5 (iv) and 7)	67,400	-
Deficit accumulated during the development stage	(18,616,167)	(14,724,756)
Accumulated other comprehensive loss	(59,726)	(36,565)
	(1,674,772)	(3,000,080)

	$ 279,107	$ 154,336

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,	Year Ended December 31,	July 27, 1999 (inception) to December 31,
	2007	2006	2007

INTEREST INCOME	$ -	$ -	$ 30,530

EXPENSES
Consulting fees	171,854	155,407	985,584
Consulting fees - stock-based (Note 7)	309,500	-	3,134,275
Depreciation	5,970	6,371	202,004
Gain on settlement of debts	-	(30,461)	(173,010)
General and administrative	132,587	33,515	2,207,617
Interest and finance charges (Note 5)	1,380,075	446,598	1,943,490
Management fees (Note 6)	286,632	182,819	1,581,073
Management fees - stock based (Note 7)	654,722	-	654,722
Professional fees (Note 10)	524,502	240,016	2,356,934
Research and development (Note 6)	425,569	270,122	5,142,008
Research and development - stock-based	-	-	612,000
	3,891,411	1,304,387	18,646,697

NET LOSS	$ (3,891,411)	$ (1,304,387)	$ (18,616,167)

BASIC AND DILUTED LOSS PER SHARE	$ (0.19)	$ (0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	20,815,273	11,668,870

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2007
	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of Shares	Amount	Paid in Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Issued on incorporation - July 27, 1999	1	$ -	$ -	$ -	$ -	$ -	$ -
Issued to founders for: - cash	740,000	740	1,110	-	-	-	1,850
- consulting services	860,000	860	1,290	-	-	-	2,150
Common stock subscriptions	-	-	-	177,100	-	-	177,100
Net loss	-	-	-	-	(80,733)	-	(80,733)
Balance, December 31, 1999	1,600,001	1,600	2,400	177,100	(80,733)	-	100,367
Issued with UBC agreement:
- for consulting services	1,440,000	1,440	2,160	-	-	-	3,600
- for license fees	200,000	200	300	-	-	-	500
Issued for cash:
- at $1.50 per share, net of finders' fees of $95,570	563,531	564	749,166	(177,100)	-	-	572,630
- at $1.50 per share	341,600	342	512,058	-	-	-	512,400
Issued for finders' fees	49,857	50	(50)	-	-	-	-
Net loss	-	-	-	-	(935,332)	-	(935,332)
Currency translation adjustment	-	-	-	-	-	(1,937)	(1,937)
Balance, December 31, 2000	4,194,989	4,195	1,266,034	-	(1,016,065)	(1,937)	252,228
Issued for cash:
- at $1.88 per share	44,133	44	82,706	-	-	-	82,750
- at $2.50 per share	106,000	106	264,894	-	-	-	265,000
Net loss	-	-	-	-	(671,986)	-	(671,986)
Currency translation adjustment	-	-	-	-	-	(2,041)	(2,041)
Balance, December 31, 2001	4,345,122	4,345	1,613,635	-	(1,688,051)	(3,978)	(74,049)
Issued for cash:
- at $2.50 per share, net of finders' fees of $17,000	75,000	75	170,425	-	-	-	170,500
Issued on settlement of debt	72,664	73	136,172	-	-	-	136,245
GPI balance, July 15, 2002	4,492,786	4,493	1,920,232	-	(1,688,051)	(3,978)	232,696

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2007
	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

GMC balance, July 15, 2002	6,128,048	6,128	7,180,164	(85,000)	(6,607,580)	-	493,712
Reverse acquisition recapitalization adjustment	(4,492,786)	(4,493)	(6,603,087)	-	6,607,580	-	-
Balance post reverse acquisition	6,128,048	6,128	2,497,309	(85,000)	(1,688,051)	(3,978)	726,408
GMC subscription proceeds received	-	-	-	285,000	-	-	285,000
Issued for cash:
- at $6.25 per share	170,160	170	1,063,330	-	-	-	1,063,500
Exercise of stock options	40,800	41	50,959	-	-	-	51,000
Stock-based compensation	-	-	630,275	-	-	-	630,275
Net loss	-	-	-	-	(2,284,709)	-	(2,284,709)
Currency translation adjustment	-	-	-	-	-	(5,645)	(5,645)
Balance, December 31, 2002	6,339,008	6,339	4,241,873	200,000	(3,972,760)	(9,623)	465,829
Exercise of stock options	927,452	927	1,420,888	-	-	-	1,421,815
Issued for cash:
- at $12.50 per share	17,200	17	214,983	(185,000)	-	-	30,000
- at $2.50 per share, net of finders' fees	222,140	222	521,593	-	-	-	521,815
Issued as finders' fees	13,414	13	(13)	-	-	-	-
Issued for license agreement	4,000	4	9,996	-	-	-	10,000
Subscriptions repaid	-	-	5,000	(15,000)	-	-	(10,000)
Stock-based compensation	-	-	2,733,000	-	-	-	2,733,000
Net loss	-	-	-	-	(5,778,905)	-	(5,778,905)
Currency translation adjustment	-	-	-	-	-	(37,299)	(37,299)
Balance, December 31, 2003	7,523,214	7,523	9,147,319	-	(9,751,665)	(46,922)	(643,745)
Issued for cash:
- at $1.75 per share, net of finders' fees of $50,000	342,857	343	549,657	-	-	-	550,000
Issued as finders' fees	28,571	29	(29)	-	-	-	-
Fair value of warrants issued in connection with convertible notes	-	-	65,000	-	-	-	65,000

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2007
	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Exercise of stock options	142,908	143	204,942	-	-	-	205,085
Settlement of debt	4,000	4	9,996	-	-	-	10,000
Stock-based compensation	-	-	73,500	-	-	-	73,500
Net loss	-	-	-	-	(2,683,105)	-	(2,683,105)
Currency translation adjustment	-	-	-	-	-	(16,865)	(16,865)
Balance, December 31, 2004	8,041,550	8,042	10,050,385	-
(12,434,770)
						(63,787)	(2,440,130)
Warrant component of convertible note	-	-	46,250	-	-	-	46,250
Issued for cash:
- at $0.38 per share, net of finders' fees of $97,620 and legal fees of $100,561	3,627,320	3,627	1,158,437	-	-	-	1,162,064
Net loss	-	-	-	-	(985,599)	-	(985,599)
Currency translation adjustment	-	-	-	-	-	(2,333)	(2,333)
Balance, December 31, 2005	11,668,870	11,669	11,255,072	-	(13,420,369)	(66,120)	(2,219,748)
Fair value of beneficial feature on convertible notes (Note 5)	-	-	205,579	-	-	-	205,579
Fair value of warrants issued with convertible notes (Note 5)	-	-	288,921	-	-	-	288,921
Net loss	-	-	-	-	(1,304,387)	-	(1,304,387)
Currency translation adjustment	-	-	-	-	-	29,555	29,555
Balance, December 31, 2006	11,668,870	11,669	11,749,572	-	(14,724,756)	(36,565)	(3,000,080)
Issued for cash:
- at $0.25 per share	2,180,000	2,180	542,820	-	-	-	545,000
Issued on the conversion of notes:
- 2006 convertible notes at $0.25 per share	1,978,000	1,978	492,522	-	-	-	494,500
- 2007 convertible notes at $0.25 per share	4,064,000	4,064	1,011,936	-	-	-	1,016,000
Issued on the conversion of accounts payable and related party debt at $0.25 per share	2,911,812	2,912	725,040	-	-	-	727,952

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(Formerly GeneMax Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2007
	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Issued for finance charges on the 2007 convertible notes $0.25 per share	600,000	600	149,400	-	-	-	150,000
Issued pursuant to service agreements
- at a fair value of $0.36 per share	100,000	100	35,900	-	-	-	36,000
Financing charges	-	-	(167,500)	-	-	-	(167,500)
Fair value of beneficial conversion feature on the 2007 convertible notes	-	-	358,906	-	-	-	358,906
Fair value of warrants issued in connection with the 2007 convertible notes	-	-	657,095	-	-	-	657,095
Fair value of warrants issued in connection with the 2007 promissory notes	-	-	374,104	-	-	-	374,104
Fair value of warrants issued as finders' fees for the 2007 promissory notes	-	-	35,600	-	-	-	35,600
Re-pricing and extension of warrants	-	-	40,000	-	-	-	40,000
Stock based compensation	-	-	904,822	-	-	-	904,822
Obligation to issue warrants at fair value pursuant to promissory note extension	-	-	-	44,000	-	-	44,000
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	23,400	-	-	23,400
Net loss	-	-	-	-	(3,891,411)	-	(3,891,411)
Currency translation adjustment	-	-	-	-	-	(23,161)	(23,161)

Balance, December 31, 2007	23,502,682	23,503	16,910,218	67,400	(18,616,167)	(59,726)	(1,674,772)

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

Furniture and Equipment

Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets: Computer equipment - 24 months; Laboratory equipment - 36 months; and Office furniture and equipment - 60 months. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized.

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

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company's financial statements upon adoption.

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

NOTE 4 - RESEARCH AGREEMENTS

University of British Columbia ("UBC")

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

Combined Research and Operating Obligations

The Company has obligations under various agreements that expire between August 2008 and February 2012. The aggregate minimum annual payments for the years ending December 31 are as follows:

2008	$29,880
2009	31,900
2010	32,304
2011	32,304
2012	5,284
$131,772

NOTE 5 -CONVERTIBLE DEBT AND PROMISSORY NOTES PAYABLE

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

ii) 2006 Convertible Note and Debenture Financing

On March 23, 2006, the Company completed a convertible debenture financing of $494,500 issuing convertible promissory notes that bear interest at 8% per annum in the first year and 12% per annum in the second year. If not converted, the notes would be due one year from the date of loan advance. The unpaid amount of principal and accrued interest can be converted at any time at the holder's option into 1,978,000 convertible units at a price of $0.25 per convertible unit. Each unit would comprise one common share of the Company and one non-transferable and detached share purchase warrant, issuable and exercisable without conversion.

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

In accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", the Company has charged the beneficial conversion feature to operations. In addition, the Company allocated the proceeds of issuance between the convertible debt and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the relative fair value of the warrants of $288,921 as a component of stockholders' deficit. The Company recorded further interest expense over the term of the secured convertible notes of $64,908 resulting from the difference between the fair value and carrying value at the date of issuance. The carrying value of the convertible notes was accreted to the face value of $494,500 at conversion in 2007. During the year ended December 31, 2007 all of the notes were converted at $0.25 per share resulting in the issue of 1,978,000 shares of the Company's common stock. Additionally, interest expense of $64,908 has been accreted increasing the carrying value of the convertible debentures to $494,500 immediately prior to the conversion, and accrued interest of $35,333 was forfeited on conversion.

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

Pursuant to the Loan and Security agreement, the Company paid $54,195 including reimbursement of legal fees as finders' fees which has been expensed as interest and finance charges. Additionally, the Company issued as finders' fees 178,000 warrants under the same terms as the Lenders. The fair value of the warrants was estimated to be $35,600 using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 4.55%, a dividend yield of 0%, and an expected volatility of 106%, and has been recorded as interest and finance charges.

NOTE 6 -RELATED PARTY TRANSACTIONS

During 2004, the Company entered into a new consulting agreement with the Company's then Chief Scientific Officer ("CSO") for a term ending December 31, 2007 at an amount of CAN$10,000 per month. The Company has also agreed to grant to the CSO options to acquire up to 1,000,000 shares of the Company's common stock at a price to be determined, subject to further approvals. On June 8, 2007, a total of 2,200,000 stock options were granted at an exercise price of $0.25 per share to the former CSO. The term of these options is ten years.

During the year the total fees charged by the former CSO were $117,731 (CAN$120,000), of which CAN$35,000 was paid in cash. On June 8, 2007 $360,929 due to the former CSO was settled with the issuance of 1,443,716 shares of the Company's common stock at a value of $0.25 per share (refer to Note 7). At December 31, 2007, $39,672 (CAN$39,200) due to the former CSO was outstanding.

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

(d)         issued 2,271,812 shares of the Company's common stock to settle $567,953 of debt owing to related parties (refer to Note 7);

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

All prior year share transactions included in the company's stock transactions and balances have been retroactively restated to give effect to the reverse stock split.

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

(f)         on June 8, 2007 600,000 share units of the Company's common stock were issued at a fair value of $0.25 per unit as a finders' fee. Each unit comprising one common share of the Company and one non-transferable and detached share purchase warrant. Each such warrant entitles the holder to purchase one additional common shares of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year, and $1.00 per share during the fifth year (refer to Note 5);

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

At December 31, 2007, 80,000 stock options remain available under the 2007 Plan.

The Company's stock option activity during the year is as follows (adjusted for the reverse stock split):

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

NOTE 8 - INCOME TAXES

There were no significant temporary differences between the Company's tax and financial bases that result in deferred tax assets, except for the Company's net operating loss carryforwards amounting to approximately $12,100,000 at December 31, 2007 (2006 - $10,800,000) which may be available to reduce future year's taxable income. These carryforwards will expire, if not utilized, commencing in 2008. Management has determined that the realization of the benefits from these deferred tax assets is uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company's loss before income taxes. The components of these differences are as follows:

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

on June 8, 2007 600,000 share units of the Company's common stock were issued at a fair value of $0.25 per unit as a finders' fee. Each unit comprising one common share of the Company and one non-transferable and detached share purchase warrant. Each such warrant entitles the holder to purchase one additional common shares of the Company for a period of five years from the date of the issue at an exercise price of $0.25 per share during the first two years, $0.50 per share during the third year, $0.75 per share during the fourth year, and $1.00 per share during the fifth year (see Note 5).

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

	Years Ended December 31,
	2007	2006

Interest paid	$53,400	$41,133
Income taxes paid	$ -	$ -

NOTE 10 - SUBSEQUENT EVENTS

In January 2008, the Company retained ROI Group LLC as investor relations counsel for an initial term of 12 months at a monthly fee of $3,500, until the Company completes financing of equal to or higher than $750,000, upon which the fees will increase to $8,500 per month.

During the fiscal year, there was an inadvertent lapse in one of the Company's patent applications to cause it to become "unintentionally abandoned". This was due to an administrative docketing error. Significant professional fees were incurred in the reapplication and filing of actions to renew these patent claims to the Company. At year end, the patent in question was successfully and completely re-instated and subsequent to year end, a notice of allowance for a number of claims therein has be received from the US Patent Office.

NOTE 11 - CONTINGENCY

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
TAPIMMUNE INC.
Per:	/s/ "Denis Corin" _____________________________________ Denis Corin President, Chief Executive Officer and Principal Executive Officer Date: August 22, 2008.

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Per:	/s/ "Patrick A. McGowan" _____________________________________ Patrick A. McGowan Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director Date: August 22, 2008.
Per:	/s/ "Alan P. Lindsay" _____________________________________ Alan P. Lindsay Director Date: August 22, 2008.
Per:	/s/ "Glynn Wilson" _____________________________________ Glynn Wilson Director Date: August 22, 2008.

__________