Form 10-Q
period 2008-09-30
TAPIMMUNE INC
filed 2008-11-19
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

 [  ]  Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-27239

TAPIMMUNE INC.

(Name of registrant in its charter)

 NEVADA
(State or other jurisdiction of incorporation or organization)

 88-0277072
(I.R.S. Employer Identification No.)

 Unit 2, 3590 West 41st Avenue,
Vancouver, British Columbia, Canada
(Address of principal executive offices)

V6N 3E6
(Zip Code)

 (604) 264-8274
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒
   No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

  [  ]   Large accelerated filer
 [  ]   Non-accelerated filer (Do not check
if smaller reporting company)

  [  ]   Accelerated filer
☒
Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   [  ]    No  ☒

As of November 18, 2008, the Company had 24,149,827 shares of common stock issued and outstanding.

__________

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Description

Page

Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007

4

Consolidated Statements of Operations for the Three Months Ended September 30, 2008 and 2007, for the Nine Months Ended September 30, 2008 and 2007, and for the Period from July 27, 1999 (Date of Inception) to September 30, 2008 (Unaudited)

5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 and for the Period from July 27, 1999 (Date of Inception) to September 30, 2008 (Unaudited)

6

Notes to the Consolidated Financial Statements (Unaudited)

7

TAPIMMUNE INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

 September 30,
2008

 December 31,
2007

(Unaudited)

ASSETS

Current Assets

Cash

$ 2,398

$ 167,539

Due from government agency

60,034

59,634

Prepaid expenses and deposits

10,999

35,313

73,431

262,486

Furniture and Equipment, net (Note 3)

11,011

16,621

$ 84,442

$ 279,107

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued liabilities

$ 1,400,498

$ 1,103,263

Research agreement obligations (Note 4)

154,164

199,766

Convertible notes payable (Note 5(i))

56,633

66,633

Convertible note subscriptions received (Note 5(v))

200,000

200,000

Notes payable (Notes 5(iv) to (ix))

692,000

229,952

Due to related parties (Note 6)

371,867

154,265

2,875,162

1,953,879

Commitments and Contingencies (Notes 1, 4, 5 and 7)

Stockholders' Deficit

   Capital stock (Note 7)      Common stock, $0.001 par value, 80,000,000 shares authorized
24,149,827 shares issued and outstanding (2007 - 23,502,681)

24,150

23,503

Additional paid-in capital

17,487,391

16,910,218

Shares and warrants to be issued (Notes 5(ii),and 7)

67,400

67,400

Deficit accumulated during the development stage

(20,320,712)

(18,616,167)

Accumulated other comprehensive loss

(48,949)

(59,726)

(2,790,720)

(1,674,772)

$ 84,442

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

$ 30,530

 General and Administrative
Expenses

Consulting fees

14,194

7,322

162,796

66,629

1,148,380

   Consulting fees
- stock-based (Note 7)

-

36,000

151,500

200,000

3,285,775

Depreciation

1,871

2,557

5,610

4,099

207,614

Gain on settlement of debts

-

-

-

-

(173,010)

General and administrative

12,633

91,488

61,037

123,250

2,268,654

   Interest and finance
charges (Note 5)

134,290

48,359

618,740

1,149,754

2,562,230

Management fees (Note 6)

77,139

63,611

232,239

177,487

1,813,312

   Management fees
- stock-based (Note 7)

13,167

-

159,501

456,014

814,223

Professional fees

12,963

125,863

241,629

281,197

2,598,564

   Research and development
(Note 6)

865

175,539

71,493

321,998

5,213,501

   Research and development
- stock-based

-

-

-

-

612,000

267,120

550,739

1,704,545

2,780,428

20,351,242

Net Loss for the Period

(267,120)

(550,739)

(1,704,545)

(2,780,428)

(20,320,712)

 Deficit Accumulated During the
  Development Stage, beginning
of period

(20,053,592)

(16,954,445)

(18,616,167)

(14,724,756)

-

 Deficit Accumulated During the
  Development Stage, end
of period

$(20,320,712)

$(17,505,184)

$(20,320,712)

$(17,505,184)

$(20,320,712)

 Basic and Diluted
Net Loss per Share

$ (0.01)

$ (0.02)

$ (0.07)

$ (0.14)

 Weighted Average Number of
Common Shares Outstanding

24,102,653

23,402,681

23,815,785

19,943,326

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 Nine Months
Ended
September 30,
2008

 Nine Months
Ended
September 30,
2007

 July 27, 1999
(inception) to
September 30,
2008

Cash Flows from Operating Activities

Net loss

$ (1,704,545)

$ (2,780,428)

$ (20,320,712)

 Adjustments to reconcile net loss to net
cash used in operating activities:

Convertible debenture costs

-

-

51,817

Depreciation

5,610

4,100

207,615

Gain on settlement of debts

-

-

(173,010)

Non-cash interest and finance fees

546,868

1,169,262

2,357,157

Non-cash consulting and license fees

90,000

-

106,250

Stock-based compensation

221,000

656,014

4,621,997

Changes in operating assets and liabilities:

Due from government agency

(400)

-

(60,034)

Prepaid expenses and receivables

24,314

(39,429)

(4,999)

Accounts payable and accrued liabilities

297,235

151,820

1,822,407

Research agreement obligations

(45,602)

43,450

154,164

Net Cash Used in Operating Activities

(565,520)

(795,211)

(11,237,348)

Cash Flows from Investing Activities

Purchase of furniture and equipment

-

(22,426)

(218,626)

Cash acquired on reverse acquisition

-

-

423,373

Net Cash (Used in) Provided by Investing Activities

-

(22,426)

204,747

Cash Flows from Financing Activities

Proceeds from the issuance of common stock

60,000

475,001

9,171,106

Finance charges

-

(17,500)

(248,981)

(Repayment of) proceeds from convertible notes

(10,000)

66,633

256,633

Proceeds from notes and loans payable

122,000

125,000

774,845

Advances from related parties

217,602

200,467

1,130,345

Net Cash Provided by Financing Activities

389,602

849,601

11,083,948

Effect of Exchange Rate Changes

10,777

(20,347)

(48,949)

Net (Decrease) Increase in Cash

(165,141)

11,617

2,398

Cash, Beginning of Period

167,539

120,436

-

Cash, End of Period

$ 2,398

$ 132,053

$ 2,398

 Supplemental cash flow information and non-cash investing
and financing activities: (refer to Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at September 30, 2008, the Company has a working capital deficiency of $2,801,731, a capital deficiency of $2,790,720 and has incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as to the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company's immunotherapy vaccine will require significant additional funding.  Internally generated cash flow will not fund development and commercialization of the Company's products.  The Company is dependant on future financings to fund ongoing research and development as well as working capital requirements.  The Company's future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Note 2: Unaudited Consolidated Financial Statements for an Interim Period

These unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the securities and exchange commission.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  These unaudited financial statements should be read in conjunction with those financial statements included in Form 10-KSB.  In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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
2008
(Unaudited)

 December 31,
2007

Computer equipment

$ 4,533

$ 4,533

Laboratory equipment

16,704

16,704

Office furniture and equipment

3,161

3,161

24,398

24,398

Less: accumulated depreciation

(13,387)

(7,777)

$ 11,011

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

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had six months to remedy the unpaid option maintenance payments of $236,880 (€200,000) owing as at December 31, 2005.  On November 16, 2005, Crucell provided notice of termination by default due the Company's failure to remedy the default within the required six month period.  In May 2006, the Company negotiated a reinstatement of the original research and license option agreement with Crucell and paid Crucell on April 20, 2006 €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company would pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006, as of June 30, 2008) and a €75,000 annual license fee (outstanding at September 30, 2008, adjusted for CPI) to maintain the reinstated agreement in good standing.  In January, 2008 the Company paid €27,316 ($40,000) towards the outstanding balance and at September 30, 2008, €109,484 ($154,164) has been included in research agreement obligations for the Crucell agreement and is outstanding under the terms of the agreement.  The agreement is currently in default and management is attempting to negotiate a revised payment schedule for the remaining balance.

SAFC Pharma Inc (formerly Molecular Medicine BioServices, Inc.) ("SAFC Pharma") - Production Service Agreement

Effective March 18, 2003, SAFC Pharma and GPC entered into a production service agreement ("PSA"), as amended on August 29, 2003, whereby SAFC Pharma will produce the clinical vector for delivery of the TAP gene used in the Company's cancer immunotherapy product.  The product will incorporate the Crucell vector and the Company's TAP1 gene.  Total obligations under the contract are $232,000 payable to SAFC Pharma plus an estimated $110,000 to $145,000 in third-party testing costs.  The Company was in breach of its contractual obligations with SAFC Pharma in respect of payment of $15,000 for Phase I of the project.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and the Company has a non-refundable credit of approximately $78,000 available until the end of 2008 with SAFC Pharma to be applied towards future vaccine production.  The non-refundable credit has not been recognized as an asset due to uncertainty over realization.

Operating Lease

In March 2007, the Company entered into a laboratory lease that expires in February 2012.  The terms of the operating lease agreement require the Company to make minimum monthly payments of approximately $2,490 (CAN $2,520).

Combined Research and Operating Obligations

The Company has obligations under various agreements that expire through February 2012.  The aggregate minimum annual payments for the years ending September 30 are as follows:

 2009
2010
2011
2012

 $     31,294
32,304
32,304
        13,460
$ 109,362

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

At September 30, 2008 the principal amount of  $56,633 was outstanding for the convertible notes, and interest expense of $3,517 (2007 - $9,022) has been accrued for the nine month period.

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

At September 30, 2008 no repayment has been made to the principal amount or the interest of $11,260 (2007 - $2,844) accrued on the promissory note.

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

At September 30, 2008 no repayment has been made to the principal amount or the interest of $18,016 (2007 - $1,973) accrued on the convertible promissory note.

iv)  2007 Loan and Security Agreement

On November 30, 2007 the Company entered into a Loan and Security Agreement with an unrelated company, whereby the Company issued 12% secured promissory notes in the principal amount of $445,000, with interest paid in advance resulting in net proceeds of $391,600, with the discount being amortized to interest and finance charges over the term of the notes.  The promissory notes matured on May 31, 2008.  Additionally, the Company issued to the Lenders, as fully paid and non-assessable, 1,780,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the secured promissory notes and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $356,000 as a component of stockholders' deficit.  Interest paid in advance was amortized by $44,354 (2007 - $9,046) to interest expense for the nine months ended September 30, 2008 increasing the net carrying value of the secured promissory notes.  Additionally, the fair value of the warrants was accreted to interest expense by $295,694 (2007 - $60,306) for the nine months ended September 30, 2008 increasing the carrying value of the secured promissory notes to $445,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 4.55%, a dividend yield of 0%, and an expected volatility of 106%.  On May 31, 2008 the notes were paid in full.

Pursuant to the Loan and Security agreement, the Company paid $54,195 including reimbursement of legal fees as finders' fees which has been expensed as interest and finance charges.  Additionally, the Company issued as finders' fees 178,000 warrants under the same terms as the Lender's warrants.  The fair value of the warrants was estimated to be $35,600  using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 4.55%, a dividend yield of 0%, and an expected volatility of 106%, and has been recorded as interest and finance charges.  The warrants issued as finders fees and described were exercised during the current fiscal year.

v)  2008 Promissory Note

On April 10, 2008 the Company issued an unsecured promissory note in the principal amount of $65,000 to an unrelated party that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 130,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $22,100 as a component of stockholders' deficit.  The fair value of the warrants was accreted to interest expense by $22,100 for the nine months ended September 30, 2008 adjusting the carrying value of the promissory note to $65,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.34%, a dividend yield of 0%, and an expected volatility of 110%.

At September 30, 2008 no repayment has been made to the principal amount or the interest of $5,545 (2007 - $Nil) accrued on the promissory note.  This note is currently in default.

vi)  2008 Promissory Note

On May 5, 2008 the Company issued an unsecured promissory note to a company controlled by a director of the Company (Note 6) in the principal amount of $27,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 54,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,720 as a component of stockholders' deficit.  The fair value of the warrants was accreted to interest expense by $9,720 for the nine months ended September 30, 2008 adjusting the carrying value of the promissory note to $27,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.94%, a dividend yield of 0%, and an expected volatility of 117%.

At September 30, 2008 no repayment has been made to the principal amount or the interest of $1,971 (2007 - $Nil) accrued on the promissory note.  This note is currently in default.

vii)  2008 Promissory Note

On May 14, 2008 the Company issued an unsecured promissory note to a company related through a family member of an officer of the Company (Note 6) in the principal amount of $200,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $76,000 as a component of stockholders' deficit.  The fair value of the warrants was accreted to interest expense by $76,000 for the nine months ended September 30, 2008 adjusting the carrying value of the promissory note to $200,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

At September 30, 2008 no repayment has been made to the principal amount or the interest of $13,710 (2007 - $Nil) accrued on the promissory note.  This note is currently in default.

viii)  2008 Promissory Note

On May 15, 2008 the Company issued an unsecured promissory note to an officer of TapImmune (Note 6) in the principal amount of $25,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 50,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,000 as a component of stockholders' deficit.  The fair value of the warrants was accreted to interest expense by $9,000 for the nine months ended September 30, 2008 adjusting the carrying value of the promissory note to $25,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

At September 30, 2008 no repayment has been made to the principal amount or the interest of $1,701 (2007 - $Nil) accrued on the promissory note.  This note is currently in default.

ix)  2008 Promissory Note

On May 22, 2008 the Company issued an unsecured promissory note to a company related through a family member of an officer of TapImmune (Note 6) in the principal amount of $250,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 500,000 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the detachable warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $90,000 as a component of stockholders' deficit.  The fair value of the warrants was accreted to interest expense by $90,000 for the nine months ended September 30, 2008 adjusting the carrying value of the promissory note to $250,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.07%, a dividend yield of 0%, and an expected volatility of 117%.

At September 30, 2008 no repayment has been made to the principal amount or the interest of $16,151 (2007 - $Nil) accrued on the promissory note.  This note is currently in default.

Note 6: Related Party Transactions

During the nine months ended September 30, 2008 the Company entered into transactions with certain officers and directors of the Company as follows:

  incurred $232,239 (2007 - $177,487) in management fees, and recorded $159,501 (2007 - $456,014) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

  incurred $54,267 (2007 - $108,629) in research and development fees to related parties, of which $29,452 (2007 - $81,961) was to the former Chief Science Officer (CSO) and $24,815 (2007 - $26,668) was paid or payable to a direct family member of a current officer;

  incurred $11,260 (2007 - $2,844) in interest and finance charges on a $125,000 promissory note due to a company related through a direct family member of a current director (refer to Note 5(ii));

  incurred $18,016 (2007 - $1,973) in interest and finance charges on a $200,000 convertible promissory note due to a company related through a direct family member of a current director (refer to Note 5(iii));

  issued a $27,000 promissory note bearing interest at 18% per annum and including 54,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to a company controlled by a director of the Company, and incurred $1,971 (2007 - $Nil) in interest and finance charges on the $27,000 promissory note (refer to Note 5(vi));

  issued a $200,000 promissory note bearing interest at 18% per annum and including 400,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to a company related through a family member of an officer of the Company, and incurred $13,710 (2007 - $Nil) in interest and finance charges on the $200,000 promissory note (refer to Note 5(vii));

  issued a $25,000 promissory note bearing interest at 18% per annum and including 50,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to an officer of the Company, and incurred $1,701 (2007 - $Nil) in interest and finance charges on the $25,000 promissory note (refer to Note 5(viii)); and

  issued a $250,000 promissory note bearing interest at 18% per annum and including 500,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to a company related through a family member of an officer of the Company, and incurred $16,151 (2007 - $Nil) in interest and finance charges on the $250,000 promissory note (refer to Note 5(ix)).

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is  the amount established and agreed to by the related parties as representing fair value.

At September 30, 2008 the Company had amounts owing to directors and officers of $304,267 (December 31, 2007 - $111,593), a direct relative of an officer of $7,500 (December 31, 2007 - $3,000), and the former CSO of $60,100 (December 31, 2007 - $39,672).  These amounts were in the normal course of operations.  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment, except as described above.

Note 7: Capital Stock

The authorized capital of the Company consists of 80,000,000 common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value.  On March 27, 2007, the Company's Articles of Incorporation were amended to increase the authorized capital from 50,000,000 shares of common stock to 200,000,000 shares of common stock.

All prior period share transactions included in the company's stock transactions and balances have been retroactively restated to give effect to a 2.5 to 1 reverse stock split that occurred June 28, 2007.

2007 Capital Transactions

On December 19, 2007 the Company agreed to issue 120,000 shares of restricted common stock with an estimated fair value of $0.195 per share, pursuant to a consulting services agreement.  As of September 30, 2008 the $23,400 fair value of the shares to be issued has been recorded as an obligation to issue shares and warrants.

2008 Capital Transactions

On April 8, 2008 the Company issued 300,000 shares of restricted common stock with an estimated fair value of $0.30 per share, pursuant to a consulting services agreement.  The $90,000 fair value of the issued shares has been recorded as stock-based consulting fees.  Additionally, pursuant to the consulting services agreement the Company has committed to issue options to acquire 200,000 shares of the Company's common stock at an exercise price of $0.25 per share.  The vesting and expiry terms are to be determined at the time of grant.

On July 31, 2008, with an effective date of June 30, 2008, the Company completed a private placement in the amount of 140,000 Units at a subscription price of $0.25 for gross proceeds to the Company of $35,000.  Each Unit is comprised of one common share and one-half of one non-transferable share purchase warrant of the Company.  Each whole warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $0.30 per share for a period which is the earlier of (i) two years from the date of issuance, or (ii) 18 months from the effective date of registration.  The Company estimated the total fair market value of the warrants to be $21,000 at the date of grant, using the Black-Scholes pricing model using an expected life of 18 months, a risk-free interest rate of 2.60% and an expected volatility of 202%.  The fair value of the warrants has been included in capital stock.

During the nine months ended September 30, 2008 the Company issued 207,146 shares of restricted common stock pursuant to the exercise of 358,000 warrants, for total proceeds of $25,000.  Of the 358,000 warrants exercised, 258,000 were exercised for $Nil proceeds resulting in the issuance of 107,146 shares of restricted common stock.

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

On June 8, 2007, a total of 6,320,000 stock options were granted (1,640,000 to consultants and 4,680,000 to officers and directors) at an exercise price of $0.25 per share.  The term of these options is ten years.  Of the 6,320,000 options granted, 3,100,000 vested upon grant, 2,420,000 vest in one year, 400,000 vest in two years and 400,000 vest in three years.  The aggregate fair value of these options was estimated at $1,179,600, or $0.19 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected life of 5 years for the options vesting immediately, 4 years for the options vesting in one year, 3 years for the options vesting in two years, and 2 years for the options vesting in three years.  The earned portion of the value of these options during the nine months ended September 30, 2008 was $221,000 (2007 - $620,015) of which $61,500 (2007 - $164,000) was recorded as stock based consulting and $159,500 (2007 - $456,054) was recorded as stock based management fees.  A balance of $41,333 of unvested stock option compensation value will be expensed over the remaining vesting period.

At September 30, 2008 80,000 stock options remain available under the 2007 Plan.

The Company's stock option activity during the period was as follows:

 Number of
Options

 Weighted Average
Exercise Price

 Weighted Average
Remaining Life

Balance, December 31, 2007

6,320,000

$ 0.25

9.44

Granted

-

-

-

Cancelled, exercised or expired

-

-

-

Balance, September 30, 2008 (Unaudited)

6,320,000

$ 0.25

8.69

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

On April 8, 2008 the Company issued 300,000 shares of restricted common stock with an estimated fair value of $0.30 per share, pursuant to a consulting services agreement.  The $90,000 fair value of the issued shares has been recorded as stock-based consulting fees.  Additionally, pursuant to the consulting services agreement, the Company has commited to issue options to acquire 200,000 shares of the Company's common stock at an exercise price of $0.25 per share.  The vesting and expiry terms are to be determined at the time of grant.

During the nine months ended September 30, 2008 the Company issued, as fully paid and non-assessable, 1,134,000 non-transferable and registerable share purchase warrants, for the acquisition an equivalent number of common shares of the Company at an exercise price of $0.25 per share for a period of up to five years from the date of issuance.  The warrants were issued as part of promissory note agreements (refer to Note 5 ((v) to (ix)).

During the nine months ended September 30, 2008 the Company issued 207,146 shares of restricted common stock pursuant to the exercise of 358,000 warrants, for total proceeds of $25,000.  Of the 358,000 warrants exercised, 258,000 were exercised for $Nil proceeds resulting in the issuance of 107,146 shares of restricted common stock.

The Company's share purchase warrant activity during the period was as follows:

 Number of
Warrants

 Weighted Average
Exercise Price

 Weighted Average
Remaining Life

Balance, December 31, 2007

11,071,667

$ 0.25

4.04

Issued

1,204,000

0.25

5.00

Exercised

(358,000)

0.25

4.30

Cancelled or expired

-

-

-

Balance, September 30, 2008 (Unaudited)

11,917,667

$ 0.25

3.40

Note 8: Supplemental Cash Flow Information and Non-Cash Investing and Financing Activities

Nine Months Ended September 30,

2008

2007

Interest paid

$ -

$ -

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

Disclosure concerning certain carry-forward tax pools, temporary and permanent timing differences in tax basis versus reported amounts may be impacted by assessing practices and tax code regulations when income tax returns are filed up to date.  As a 100% valuation allowance has been provided against deferred tax assets as reported in the Company's annual consolidated financial statements, there would be no significant net impact expected to the current and deferred income tax disclosures or reconciliations reported.

Management is not currently able to assess the likelihood of the imposition of penalties or interest arising from delinquent filings.  Nor can a reasonable or reliable estimate of such liability, if any, be made at this time.  Management intends to bring all of the Company's tax filings and compliance requirements up to date as resources permit.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the nine months ended September 30, 2008 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended September 30, 2008 included in this quarterly report, as well as our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Overview

We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases.  Since our inception we have devoted substantially all of our resources to research and development activities, primarily with early stage research in the field of gene therapy.  We have conducted a number of preclinical studies using our TAP gene technology in combination with adeno virus, with the aim of completing our preclinical trials and filing an Investigational Drug Application for cancer in 12-15 months.  We are also pursuing vaccine developments for infectious diseases using our TAP gene technology and an in-licensed Modified Vaccinia Ankora virus and other potential targeted vaccine candidates with the aim of establishing licensing and partnering relationships to generate revenue and advance our pipeline closer to commercial products.

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

SAFC Pharma (Molecular Medicine)

We had a Production Services Agreement with Molecular Medicine for the production of a chemical grade of our TAP adeno based vaccine for pre-clinical toxicology analysis.  However, in August of 2004 we ceased production of our clinical grade vaccine due to technical difficulties related to the yields of vaccine.  Despite the technical difficulties we anticipate a clinical grade TAP based vaccine to be produced utilizing the adeno vector virus vector to allow us to meet its milestones for completing toxicology analysis by the end of 2008.  We anticipate commencing clinical grade production of our oncology vaccine in 2008 or early 2009, assuming funding is in place.  Failing the required funding we will postpone production until such time as funding is in place.

In 2005, we were in breach of our contractual obligations with SAFC Pharma in respect of payments due for Phase I of the project.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and we have a non-refundable credit of approximately $78,000 with SAFC Pharma to be applied towards future vaccine production.  This credit will expire at the end of December 2008 and will only be applied as a part of larger clinical commitment.

Crucell Agreement

Pursuant to the Research License and Option Agreement Crucell granted us a non-exclusive, worldwide license for Crucell's adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package our TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).  Total obligations under this agreement were €450,000.  In May 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, we will pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing.  In January, 2008 the Company paid €27,316 ($40,000) towards the outstanding balance and at September 30, 2008 €109,484 ($154,164) has been included in research agreement obligations for the Crucell agreement.  Management are in discussions with Crucell to resolve contractual issues and allow further use of the Crucell cell lines.

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

During the 2007 fiscal year, there was an inadvertent lapse in one of our patent applications to cause it to become "unintentionally abandoned".  This was due to an administrative docketing error.  Significant professional fees were incurred by us in the reapplication and filing of actions to renew these patent claims.  The patent in question was successfully and completely re-instated and the patent has been granted.  Some claims under the patent have been separated out for additional patent applications.

Our Financial Condition

During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $2,398 and a working capital deficit of $2,801,732 at September 30, 2008.  We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding

Management believes that an estimated $5,000,000 is required over the next two years for expenses associated with the balance of pre-clinical development on various technologies, anticipated toxicology,  Phase I clinical trials for the TAP Cancer Vaccine, and for various operating expenses.

We have not generated any revenue based cash flow to fund our operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry.  Therefore, we must raise additional funds in the future to continue operations.  We intend to finance our operating expenses with further issuances of common stock.  Management believes that anticipated future private placements of equity capital and debt financing, if successful, may be adequate to fund our operations over the next twenty-four months.  Management expects we will need to raise additional capital to meet long-term operating requirements.  Capital raising is expected to occur on an on-going basis and in anticipation of various phases of our development plan.  We anticipate needing $1.5 million in the next 9 months and $3.5 million over the course of the next 12 months.  Our future success and viability are dependent on our ability to raise additional capital through further private offerings of its stock or loans from private investors.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, we may not be able to conduct our proposed business operations successfully which could significantly and materially restrict or delay our overall business operations.

The current economic climate and lack of available capital in the financial markets due to the US recession and financial market collapse presents numerous challenges for an early stage company trying to raise cash.  We are continuously looking for additional sources of funding and partnerships and are committed to bringing our technologies forward.  We cannot however guarantee that we will be able to secure the funding we need and this will affect our ability to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

We did not earn any interest or other revenues during the three months ended September 30, 2008 or over the same period ended September 30, 2007.  We did not maintain any interest bearing deposits during the current fiscal year.

Our general and administrative expenses decreased to $267,120 during the three months ended September 30, 2008 from $550,739 over the same period ended September 30, 2007.  Significant changes in operating expenses are outlined as follows:

  Consulting fees increased to $14,194 during the three months ended September 30, 2008 from $7,322 over the same period ended September 30, 2007 due primarily to investor relations and corporate development services not in effect during the prior period.

  Consulting fees - stock-based decreased to $Nil during the three months ended September 30, 2008 from $36,000 during the same period ended September 30, 2007.  We recorded stock based compensation for 2007 option grants earned during the prior period.

  General and administrative expenses decreased to $12,633 during the three months ended September 30, 2008 from $91,488 during the same period ended September 30, 2007 due to reduced operations including travel expenditures related to financing activities.

  Interest and finance charges increased to $134,290 during the three months ended September 30, 2008 from $48,359 during the same period ended September 30, 2007.  Current period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes (refer to Note 5 (iv) to (ix)).

  Management fees increased to $77,139 during the three months ended September 30, 2008 from $63,611 during the same period ended September 30, 2007 due to increases in executive compensation over the prior period.

  Management fees - stock-based increased to $13,167 during the three months ended September 30, 2008 from $Nil during the same period ended September 30, 2007.  We recorded stock based compensation for 2007 option grants earned during the current period.

  Professional fees decreased to $12,963 during the three months ended September 30, 2008 from $125,863 during the same period ended September 30, 2007 due to significant activity relating to the reapplication and filing of our patent applications, and analysis of any damages resulting from the inadvertent lapse in one of our patent applications during the prior year.  Prior period professional fees included charges related to debt restructuring and corporate administration.

  Research and development decreased to $865 during the three months ended September 30, 2008 from $175,539 during the same period ended September 30, 2007.  Monthly obligations related to research and compensation agreements were not in effect during the current period.

Our net loss decreased to $267,120 during the three months ended September 30, 2008 from $550,739 over the same period ended September 30, 2007.  The decrease resulted from changes in general and administrative expenses discussed in the preceding paragraph.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

We did not earn any interest or other revenues during the nine months ended September 30, 2008 or over the same period ended September 30, 2007.  We did not maintain any interest bearing deposits during the current fiscal year.

Our general and administrative expenses decreased to $1,704,545 during the nine months ended September 30, 2008 from $2,780,428 over the same period ended September 30, 2007.  Significant changes in operating expenses are outlined as follows:

  Consulting fees increased to $162,796 during the nine months ended September 30, 2008 from $66,629 over the same period ended September 30, 2007 due primarily to investor relations and corporate development services not in effect during the prior period.

  Consulting fees - stock-based decreased to $151,500 during the nine months ended September 30, 2008 from $200,000 during the same period ended September 30, 2007.  We recorded stock based compensation for 2007 option grants earned during the current and prior periods.  Additionally, in the current period we recorded an expense of $90,000 on the issuance of 300,000 restricted shares of our common stock pursuant to a service agreement.

  General and administrative expenses decreased to $61,037 during the nine months ended September 30, 2008 from $123,250 during the same period ended September 30, 2007 due to decreases in operations including travel expenditures related to financing activities.

  Interest and finance charges decreased to $618,740 during the nine months ended September 30, 2008 from $1,149,754 during the same period ended September 30, 2007.  Current period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes (refer to Note 5 (iv) to (ix)).  Prior period interest charges included accretion of the discount on 2006 convertible debt, amortization of the fair value of warrants on 2006 convertible debt, and $1,016,000 in costs classified as interest charges resulting from conversion of the debt.

  Management fees increased to $232,239 during the nine months ended September 30, 2008 from $177,487 during the same period ended September 30, 2007 due to increases in executive compensation over the prior period.

  Management fees - stock-based decreased to $159,501 during the nine months ended September 30, 2008 from $456,014 during the same period ended September 30, 2007.  We recorded stock based compensation for 2007 option grants earned during the current and prior periods.

  Professional fees decreased to $241,629 during the nine months ended September 30, 2008 from $281,197 during the same period ended September 30, 2007 due to more significant activity relating to the reapplication and filing of our patent applications, and analysis of any damages resulting from the inadvertent lapse in one of our patent applications throughout the prior year.  Prior period professional fees included charges related to debt restructuring and corporate administration.

  Research and development decreased to $71,493 during the nine months ended September 30, 2008 from $321,998 during the same period ended September 30, 2007.  Monthly obligations related to research and compensation agreements were not in effect during all of the current period.

Our net loss decreased to $1,704,545 during the nine months ended September 30, 2008 from $2,780,428 over the same period ended September 30, 2007.  The decrease resulted from changes in general and administrative expenses discussed in the preceding paragraph.

Liquidity and Capital Resources

At September 30, 2008 we had $2,398 in cash.  Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below.  We spent $165,141 net cash during the nine months ended September 30, 2008 compared to an increase of $11,617 during the same period ended September 30, 2007.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2008 was $565,520 compared to $795,211 during the same period ended September 30, 2007.  We had no revenues during the current or prior periods.  Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2008 was $Nil compared to $22,426 during the same period ended September 30, 2007.  Investing activities in the prior period consisted of furniture and equipment acquisitions for the new lab and office facilities.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2008 was $389,602 compared to $849,601 during the same period ended September 30, 2007.  Current period financing consisted of private placement subscriptions, proceeds from promissory notes, warrant exercises and advances from related parties which was partially offset by a principal payment against outstanding convertible notes and the repayment of the secured promissory notes.  Prior period financing included net proceeds of $457,501 related to private placement financings and advances from related parties.

At September 30, 2008 we had 6,320,000 stock options and 11,917,667 share purchase warrants outstanding.  The outstanding stock options and warrants had a weighted average exercise price of $0.25 per share.  Accordingly, as of September 30, 2008 the outstanding options and warrants represented a total of 18,237,667 shares issuable for proceeds of approximately $4,559,417 if these options and warrants were exercised in full.  The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised.

As of September 30, 2008 we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from our business operations when they come due.  We intend to finance our anticipated operating expenses with further issuances of common stock through private placement offerings or loans from private investors.  Management believes that the company will be able to continue limited operations with accomodations from debt holders and additional temporary short term funding over the next twelve months.  Due to capital market conditions, funding continues to be challenging.  It is unlikely the company will be able to continue as a going concern past a twelve month horizon if significant equity funding is not raised within this period.

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

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 107. "Disclosures about Fair Value of Financial Instruments."  Our company has determined the estimated fair value amounts by using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities and due to related parties are approximately equal to their carrying value due to the short-term maturity of the instruments.

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

We recorded $221,001 in stock-based compensation valued using the Black-Scholes option pricing model during the nine months ended September 30, 2008 as opposed to $620,015 during the nine months ended September 30, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable because we are a smaller reporting company.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Denis Corin, our Chief Executive Officer and Patrick McGowan, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report, and in their opinion our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Although not required in this report on Form 10-Q, we note that, as set forth in our annual report for the year ended December 31, 2007, our management concluded that for our year ended December 31, 2007, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described in such annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required to be included in this quarterly report because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, 2008 we entered into a consulting services agreement with Derrick Townsend Consulting OA 0805655 B.C. Limited (the "Townsend Agreement").  In accordance with the terms and provisions of the Townsend Agreement, on April 8, 2008 we issued 300,000 shares of our restricted common stock at a deemed issuance price of $0.30 per share.  This issuance was exempt from the registration requirements of the U.S. Securities Act pursuant to Section 4(2) thereof and Regulation S.

On July 31, 2008 we issued 140,000 units (each unit consisting of one share of our restricted common stock and one-half of one non-transferable share purchase warrant) at $0.25 per unit to three subscribers for total proceeds of $35,000 pursuant to private placement agreements with an effective date of June 30, 2008.  Each whole warrant entitles the holder to purchase an additional common share of our common stock at an exercise price of $0.30 per share for a period which is the earlier of (i) two years from the date of issuance, or (ii) 18 months from the effective date of registration.  The issuance of these units was exempt from the registration requirements of the U.S. Securities Act pursuant to Regulation S with respect to two of the subscribers and pursuant to Rule 506 with respect to the remaining subscriber.

During the nine months ended September 30, 2008 we issued 207,146 shares of restricted common stock pursuant to the exercise of 358,000 warrants by two warrantholders, for total proceeds of $25,000.  Of the 358,000 warrants exercised, 258,000 were exercised for $Nil proceeds resulting in the issuance of 107,146 shares of restricted common stock.  The issuances of these shares upon exercise of these warrants were exempt from the registration requirements of the U.S. Securities Act pursuant to Regulation S.

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

TAPIMMUNE INC.

/s/ Denis Corin

Denis Corin

President, Chief Executive Officer and Principal Executive Officer

Date:  November 19, 2008.

/s/ Patrick A. McGowan

Patrick A. McGowan

Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director

Date:  November 19, 2008.

__________