Form 10-K
period 2008-12-31
TAPIMMUNE INC
filed 2009-05-08
CIK 1094038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-27239

TAPIMMUNE INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0277072
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Unit 2, 3590 West 41st Avenue, Vancouver, British Columbia, Canada	V6N 3E6
(Address of Principal Executive Offices)	(Zip Code)

(604) 264-8274
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ❒                                                                                                           Accelerated filer ❒

Non-accelerated filer  (do not check if a smaller reporting company)❒                            Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of June 30, 2008 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $6,177,000.

The registrant had 24,149,827 shares of common stock outstanding as of May 7, 2009.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under “Risk Factors”.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report.  Forward-looking statements in this annual report include, among others, statements regarding:

•	our capital needs;

•	business plans; and

•	expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Some of the risks and assumptions include:

•	our need for additional financing;

•	our limited operating history;

•	our history of operating losses;

•	our lack of insurance coverage;

•	the competitive environment in which we operate;

•	changes in governmental regulation and administrative practices;

•	our dependence on key personnel;

•	conflicts of interest of our directors and officers;

•	our ability to fully implement our business plan;

•	our ability to effectively manage our growth; and

•	other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf.  Important factors that you should also consider, include, but are not limited to, the factors discussed under “Risk Factors” in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

TapImmune Inc. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms “we”, “us”, “our”, “TapImmune” and the “Company” mean TapImmune Inc.; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the United States Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1.                      BUSINESS

Company Overview
We are a biotechnology company whose strategic vision is to develop and market products specializing in the application of the latest discoveries in cellular and molecular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and prevention of infectious diseases.  Our technologies are based on an understanding of the function of a protein pump known as “TAP”, which is located within cells and which is essential to the processing of foreign (microbial) or autologous antigens, and subsequent presentation to the immune system for eradication of the cancer or infected cell.  We currently have none of our product candidates on the market and are focusing on the development and testing of our product candidates.

The current standard therapies for cancer treatment include surgery, radiation therapy and chemotherapy.  However, we believe that these treatments are not precise in targeting only cancerous cells and often fail to remove or destroy all of the cancer.  The remaining cancer cells may then grow into new tumors, which can be resistant to further chemotherapy or radiation, which may result in death.  In the United States, the American Cancer Society estimates more than 600,000 deaths from cancer annually, second only to cardiovascular deaths and the ACS estimates over 1.4 million new diagnosis will be made this year

Company History
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

TapImmune’s Target Market and Strategy
With the required funding in place, we will pursue product development in oncology.  With additional funding and the possible collaboration of other vaccine companies we will also pursue product development in our adjuvant for prophylactic vaccines.  The initial development process is the same for both therapeutic and prophylactic vaccines, so some parallel development will take place.  Cancer encompasses a large number of diseases that affect many different parts of the human body.  The diversity of cancer types and their overall prevalence create a large need for new and improved treatments.  Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers.  Based upon recent market reports, management believes that the market for cancer vaccines could be approximately $6 billion by 2010, with a compounded annual growth rate of 104%.  Our goal is to have the FDA approve our cancer vaccine within the next few years so that we can secure a portion of this market.

Management also believes that our prophylactic vaccine adjuvant will improve the creation of new vaccines and enhance the efficacy of current vaccines.  It will be a key business development strategy to pursue partnerships and joint research and development ventures with vaccine manufacturers and pharmaceutical companies to bring new and improved vaccines to market.  The market for prophylactic vaccines is around $6 Billion and is expected to reach $11 Billion in 2010 (Frost & Sullivan).  Management believes that our adjuvant will increase the potency of many of the currently available vaccines and lead to the creation of better, more effective new vaccines, thereby allowing us to participate in this large market through novel new products and in combination with existing vaccines.

Research and Development Efforts
We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology.  We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes.  This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements.  We previously produced, and still plan to produce in the future, our TAP vaccines by inserting the TAP gene material into a proprietary, modified adeno virus licensed from Crucell Holland B.V. (“Crucell”) or a generic HEK293 adenovirus, and it will and  has been used as the prototype vaccine product for performing in-vitro immunological and animal preclinical studies.  We have an opportunity to take advantage of our potential partners’ capabilities while reducing our overhead costs.  Our relationship with the University of British Columbia (“UBC”) allowed us to conduct contract research and development by employing highly skilled scientists at UBC.  The research and development team performed the basic research on the biological function of TAP and related licensed technology as well as preclinical animal studies in cancer and infectious diseases.  Moving into the development phase, we will initiate our contract with SAFC Pharma (Sigma Aldrich), for the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices (“GMP”) and Good Laboratory Practices (“GLP”) certification.

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

Pre-Clinical Testing
We have completed small animal pre-clinical animal testing of our TAP Cancer Vaccine to the extent that is required as a prerequisite for further preclinical toxicology analysis and Investigational New Drug (or “IND”) application to the FDA.  The pre-clinical testing of the TAP Cancer Vaccine to date included the evaluation of several strains of vaccinia and adenovirus vectors to assess their respective ability to deliver the correct genetic information allowing expression of the TAP protein in tumors, the selection and licensing (now dormant until funding is restored) of the vector from Crucell and the identification and entering into an agreement, that we refer to in this Annual Report as our “Production Services Agreement”, with SAFC Pharma, a GMP manufacturer, for subsequent production of the TAP Cancer Vaccine.  We have to complete the performance of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity.  In addition, we must complete initial vaccine production, and develop internal and external clinical trials, support personnel and infrastructure before commencing clinical trials.

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

Phase I Human Clinical Trials
Management believes that, subject to the completion of remaining pre-clinical work and financing, estimated at approximately $5,000,000, the Phase I human clinical trials could commence in the second half of 2010 or early 2011 depending how quickly funding is in place.  The Phase I human clinical trials will be designed to provide data on the safety of the TAP Cancer Vaccine when used in humans.  We may conduct the Phase I human clinical trials at the British Columbia Cancer Agency in Vancouver, British Columbia, or other locations to be evaluated.  These trials will be conducted in respect of certain carcinomas.  We have presented information on the TAP Cancer Vaccine to members of the Department of Advanced Therapeutics of the British Columbia Cancer Agency, with the intent of obtaining their assistance in the design and execution of the clinical study.

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

Infectious Disease Application for “TAP” Adjuvant

Beyond the TAP cancer vaccine, TapImmune plans to develop or license out our technology for the creation of enhanced viral vaccines, such as for smallpox and others, based on our findings that TAP can augment immune responses.  We have presented data showing that increasing TAP expression in TAP-competent antigen presenting cells (APCs) and/or virus infected cells increases the antigenic peptide associated with MHC class I expression on the cell surface, and leads to increased specific T cell-mediated immune responses. We believe this technology can add great value to the creation of new vaccines and enhance those that already exist.

Future Products and Technology

Peptide Transfer Assay
Depending on resources and funding, we may also develop potential products that may stimulate or interrupt the chain of events involved in certain immune system-related diseases.  One such potential product, referred to in this Annual Report as the “Peptide Transfer Assay”, would be used to identify compounds effective in the treatment of cancer, infectious diseases, autoimmune diseases and transplant rejection.  Autoimmune diseases include, but are not limited to, psoriasis, rheumatoid arthritis, multiple sclerosis, myasthenia gravis and diabetes.  T cells and antibodies in the body’s immune system normally identify and destroy foreign substances and cancerous cells.  Autoimmune diseases are generally caused by the abnormal destruction of healthy body tissues when T cells and antibodies react against normal tissue.

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

Strategic Relationships

UBC

Collaborative Research Agreement
In September of 2000, through our wholly owned subsidiaries, GeneMax Pharmaceuticals and GeneMax Canada, entered into a Collaborative Research Agreement with UBC to carry out further development of the TAP technologies as a cancer vaccine and other commercial products, and to provide GeneMax Pharmaceuticals with the option to acquire the rights to commercialize any additional technologies developed under the agreement.  Pursuant to the Collaborative Research Agreement UBC retained all rights and title to all inventions, improvements and discoveries that are conceived by employees of UBC during the term of the Collaborative Research Agreement; however, UBC therein granted us an option to obtain a royalty-bearing license to use such inventions, improvements and discoveries that were not covered under the existing license agreement and included improvements and enhancements of the licensed technologies.

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

License Agreement
In March of 2000, we entered into a license agreement with UBC and Dr. Wilfred A. Jefferies, then our Chief Scientific Officer and a director, which is referred to in this Annual Report as the License Agreement, providing us with an exclusive world-wide license to use certain technology developed by UBC and Dr. Jefferies.  The License Agreement allowed us to use the technology associated with the patents entitled “Method for Enhancing Expression of MHC-Class 1 Molecules Bearing Endogenous Peptides” and “Method of Identifying MHC-Class 1 restricted Antigens Endogenously Processed by a Cellular Secretory Pathway” and to manufacture, distribute, market, sell, lease and license or sub-license products derived or developed from the above licensed technologies until the later of March 6, 2015 or the expiration of the last patent obtained under the License Agreement, including the expiration of patents obtained from modifications to existing patents.  As consideration for entering into the License Agreement we paid an initial license fee of $113,627 (CDN) and issued 500,000 GeneMax Pharmaceutical shares to the University of British Columbia; which were subsequently exchanged for 200,000 shares of our restricted common stock.

On February 16, 2004, UBC granted us an exclusive, worldwide license to use a novel assay technology to screen and select new drugs that regulate immune responses.  As consideration for entering into this license, which we refer to in this Annual Report as the “Immune Response License”, we issued UBC 4,000 shares of our common stock and were required to pay UBC an annual maintenance fee of $500 (CDN).  The term for the Immune Response License was the longer of either 20 years or the expiration of the last patent licensed under the Immune Response License, including the expiration of patents obtained from modifications to existing patents.

Option and Settlement Agreements
On January 24, 2006, and in accordance with the terms and conditions of a certain Option and Settlement Agreement (the “Option and Settlement Agreement”), dated for reference January 23, 2006, as entered among each of us, UBC, Dr. Jefferies and each of our predecessor and subsidiary companies, GeneMax Pharmaceuticals and GPCanada, the parties thereto reached a definitive agreement pursuant to which all existing financial claims by UBC (collectively, the “UBC Financial Claims”) as against us under each of those certain “License Agreement” among us, UBC and Dr. Jefferies dated March 6, 2000, as amended February 28, 2003 (“License Agreement #1”), and “License Agreement” between us and UBC dated February 16, 2004 (“License Agreement #2” and, collectively, the “License Agreements”), and under that certain “Collaborative Research Agreement” between UBC and GPCanada dated May 6, 2005 (the “CRA”), are satisfied (the “Settlement”) in consideration of UBC providing us with the consequent right to acquire, outright, by way of assignment (the “Option to Purchase”), all of UBC’s right title and interest in the technologies licensed to us under the terms of the License Agreements, including the “Technology” as that term is defined in the License Agreements, and all “Improvements” made prior to the date of execution of the Option and Settlement Agreement in furtherance of the same (collectively, the “Technology” thereunder).

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

The Option and Settlement Agreement replaced our previously disclosed (by way of Current Report on Form 8-K dated December 23, 2005) “Letter of Intent” as previously entered into between us and UBC.

On December 18, 2006, we negotiated an extension with UBC of the January 24, 2006 Option and Settlement Agreement.  Under the terms of the extension we were obligated to pay UBC $216,533 (CDN) as follows:

(a)	$72,177 (CDN) on or before December 31, 2006; (paid);

(b)	$72,178 (CDN) plus interest of $3,362 (CDN) on or before March 20, 2007; (paid); and

(c)	$72,178 (CDN) plus interest of $1,423 (CDN) on or before May 31, 2007 (paid).

As of May 31, 2007 we completed our obligation with UBC, and the technology assignment and transfer was completed in the 2007 fiscal year.

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

The Research License and Option Agreement provided for bi-annual license maintenance fees of 50,000 Euros, exclusive of applicable taxes, during the first two years of the agreement, and an annual license maintenance fees of 75,000 Euros, exclusive of applicable taxes, starting on the third anniversary until the expiration of the agreement on August 7, 2008.  Total obligations under this agreement were 450,000 Euros.

To December 31, 2005, we had made payments required totaling $115,490 (€100,000) to Crucell pursuant to the terms of the Research License and Option Agreement.  Pursuant to the terms of the Research License and Option Agreement, a further $60,864 (€ 50,000) was due and payable on February7, 2004 and a further $60,103 (€ 50,000) was due and payable on August 7, 2004 leaving $120,967 owing as of December31, 2004 under the terms of the agreement.  Pursuant to the Research License and Option Agreement, if a party defaults in the performance of or fails to be in compliance with any material condition of this agreement, the Research License and Option Agreement may be terminated if the default or noncompliance is not remedied or steps initiated to remedy three months after receipt in writing to the defaulting party.  Effective June 6, 2005, Crucell gave us notice of default whereby we had three months to remedy the default.  On November 16, 2005, Crucell provided notice of Termination by Default due to our failure to remedy the default within the required three month period.

In May of 2006, we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell on April 20, 2006 €123,590 (US$151,521) in connection with the reinstatement.  Under the revised terms of the agreement, we agreed to pay Crucell 12 monthly payments of €10,300 starting May 2006 (paid to October 31, 2006 as of December 31, 2008) and a €75,000 annual license fee (not paid as of December 31, 2008) in order to keep the reinstated agreement in good standing.  In January, 2008 we paid $40,000 to the outstanding balance of €184,484, and are currently working with Crucell to maintain our license and relationship as well as reaching a new payment schedule for the outstanding fees. At the date of our annual report, Crucell has indicated that there is an outstanding balance of €172,801 owing to them. Over the last few months we have had discussions resulting in an informal commitment to hold our license in a dormant state until we are able to meet some of the payment requirements and are funded to continue with our development program.

SAFC Pharma (Molecular Medicine)
On March 18, 2003, we entered into a production service agreement; referred to in this Annual Report as the “PSA”, with Molecular Medicine of the United States.  The PSA provides for the performance of certain production services by Molecular Medicine relating to the adenoviral vector product containing our TAP gene technology.  The product is required to conduct pre-clinical toxicology studies and subsequent human clinical trials.

We were in breach of our PSA in respect of payments due for Phase I of the project.  The parties have agreed that advance payments that had been made for subsequent phases could be allocated to the Phase I deficiency so that all payments that were due under the PSA have now been paid in full and we have a $78,000 surplus which can be applied towards subsequent phases of the project.

In August 2005, we postponed production of our clinical grade TAP adeno based vaccine for pre-clinical toxicology analysis with Molecular Medicine due to technical difficulties related to the yields of vaccine.  We have developed a second option and are preparing to initiate viral construction on the best and most suitable cell line.  Despite the technical difficulties we anticipate production of a clinical grade TAP based vaccine to be produced utilizing the adeno vector from Crucell or an in-house vector supplied by SAFC to allow us to meet our milestones for commencing toxicology analysis by the end of 2010.

National Institute of Allergy and Infectious Diseases
On October 21, 2003, we entered into an agreement, which we refer to in this Annual Report as the “Biological Materials Transfer Agreement”, with the National Institute of Allergy and Infectious Diseases (or “NIAID”), a division of the Public Health Service (or “PHS”).  The Biological Materials Transfer Agreement provides for the license of NIAID’s Modified Vaccinia Ankara virus for use in our research and product development.  The licensed technology and virus material will be used with the goal of developing a vaccine platform capable of generating superior protective immune responses against smallpox.  Pursuant to the Biological Materials Transfer Agreement we pay a non-refundable annual royalty of $2,500 per year.  The Biological Materials Transfer Agreement expired on November 5, 2008.  The Company will renegotiate with PHS once funding is in place.

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

Pursuant to the acquisition agreement with UBC, we acquired the  portfolio of intellectual property as follows:

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

Method of Enhancing an Immune Response
U.S. patent No. 7,378,087, issued May 27 2008.  The patent claims relate to methods for enhancing the immune response to tumor cells by introducing the TAP molecule into the infected cells.  Patent applications are pending on other aspects of the Company’s technology.  The inventors were Jefferies, Wilfred A.; Zhang, Qian-Jin; Chen, Susan Shu-Ping; Alimonti, Judie B., who collectively assigned the patent to UBC under an assignment agreement.

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

TAP Vaccines and other filings
Patent applications have been filed by TapImmune and UBC in respect of our technologies and those currently under assignment.  In December 2006, January, November and December 2007, we made additional filings as continuations or new filings with regard to the same technologies as well as their applications in infectious diseases.  We also filed for a continuation and had reinstated a previously ‘unintentionally abandoned’ patent.  A clerical error at our previous patent counsel caused a filing date to be erroneously missed.  That patent is now issued.  We intend to continue to work with UBC to file additional patent applications with respect to any novel aspects of our technology to further protect our intellectual property portfolio.

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

Management believes that the following companies, which are developing various types of similar immunotherapies and therapeutic cancer vaccines to treat cancer, could be our major competitors: CellGenSys Inc., Dendreon Corp., Genzyme Molecular Oncology, and Transgene S.A.

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

The manufacturers of approved products and their manufacturing facilities are subject to continual review and periodic inspections.  We intend to enter into a contract with SAFC Pharma for commercial scale manufacturing of the TAP Cancer Vaccine, therefore our ability to control compliance with FDA manufacturing requirements will be limited.

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

Employees
Mr. Denis Corin is our President, Chief Executive Officer and Principal Executive Officer, Mr. Patrick McGowan is our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer.  These individuals are primarily responsible for all our day-to-day operations.  Other services are provided by outsourcing and consultant service agreements.  As of December 31, 2008, we did not have any employees.

ITEM 1A.                      RISK FACTORS

An investment in our common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock.  Our business, operating results and financial condition could be seriously harmed due to any of the following risks.  The risks described below may not be all of the risks facing our company.  Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations.  You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

We have a history of operating losses.
We continue to incur losses and will require additional financing to continue our operations.  We have incurred operating losses and negative cash flow from operations for most of our history.  Losses incurred since our inception have aggregated $20,812,106, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  We believe that we will have sufficient cash to satisfy our needs for at least the next four to six months.  We will need to raise additional capital, most likely via the sale of equity securities, to fund our operations.  There can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all.  Any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants.  If adequate funds are not available, we might be required to limit our research and development activities or our selling, marketing and administrative activities any of which could have a material adverse effect on the future of the business.

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

The independent auditor’s report accompanying our December 31, 2008 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.
The consolidated financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.  Our ability to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, successful renegotiations and continued support from our creditors and ultimately on generating future profitable operations.  There can be no assurance that we will be able to raise sufficient additional capital or eventually achieve positive cash flow from operations to address all of our cash flow needs.  If we were not able to find alternative sources of cash or generate positive cash flow from operations, our business and financial condition would be materially and adversely affected.

We depend upon collaborative relationships and third parties for product development and commercialization and are in breach of many of the agreements with these parties.
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
While management believes that the Phase I human clinical trials of the TAP Cancer Vaccine in oncology will commence in fiscal year 2010 there can be no assurances that they will occur on this time frame, if at all.  We may not commence or complete the pivotal clinical trials of the TAP Cancer Vaccine or commence or complete clinical trials involving any other product candidates or may not conduct them successfully.  Further, our development costs will increase if we experience any future delays in the preclinical trials or clinical trials for the TAP Cancer Vaccine or other potential products or if we are required to perform additional or larger clinical trials than currently planned.  Any substantial delay of or the failure to complete the clinical trials would have a material adverse effect upon our business.

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

We depend on key employees.
Due to the specialized nature of our business, our success will be highly dependent upon our ability to attract and retain qualified scientific and executive personnel.  Our success depends to a significant extent upon our key management, including Denis Corin, our President and Chief Executive Officer,  and Patrick McGowan, our Chief Financial Officer.  There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market our product candidates and to conduct our operations successfully.  Failure to retain Mr. Corin or Mr. McGowan would have a material adverse effect upon our business.

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

We are controlled by management.
As of the date of this Annual Report our officers and directors owned of record approximately 868,896 or 3.6% of the outstanding shares of common stock.  If they exercise all of the warrants and vested options that they currently hold, they would own 3,372,896 shares of our common stock or 13.6% of the outstanding shares of common stock.  Due to their stock ownership, the officers and directors may be in a position to elect the Board of Directors and to control our business and affairs, including certain significant corporate actions such as acquisitions, the sale or purchase of assets and the issuance and sale of the Company’s securities.  The interest of our officers and directors may differ from the interests of other shareholders.

As of the date of this Annual Report we had reserved 6,400,000 shares of common stock for issuance upon exercise of options which have been or may be granted pursuant to our stock option plans, of which options to purchase 6,320,000 shares are outstanding.  Additionally, as of the date of this Annual Report there were 11,917,667 warrants outstanding to purchase our common stock and a commitment to issue 5,527,000 additional warrants.  Sales of common stock underlying these stock options and warrants would have a significant dilutive effect upon our current shareholders and may adversely affect the price of the common stock.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We delivered proxy statements on schedule 14A as filed with the SEC on December 31, 2008 for a special meeting of shareholders.  As described in our current report filed with the SEC on February 6, 2009, our shareholders approved at a special meeting of shareholders held on January 22, 2009, an amendment to our articles of incorporation to increase our authorized shares of common stock from 80,000,000 to 500,000,000.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
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

	High Bid	Low Bid
Fiscal Year 2008
December 31, 2008	$0.09	$0.02
September 30, 2008	$0.31	$0.04
June 30, 2008	$0.43	$0.10
March 31, 2008	$0.36	$0.09

Fiscal Year 2007
December 31, 2007	$0.17	$0.14
September 30, 2007	$0.45	$0.30
June 30, 2007	$0.39	$0.39
March 31, 2007	$0.35	$0.28

The last reported sales price for our shares on the OTCBB as of May 8, 2009 was $0.04 per share.  As of May 7, 2009, we had approximately 107 shareholders of record.

On June 28, 2007, we completed a reverse stock split thereby issuing 1 new share for each 2.5 outstanding shares of our common stock.  Accordingly, our authorized share capital was decreased from 200,000,000 common shares to 80,000,000 common shares.  On January 22, 2009, in a special meeting of shareholders our authorized share capital was increased from 80,000,000 to 500,000,000.

Dividend Policy
No dividends have been declared or paid on our common stock.  We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans
The following table sets forth information as of December 31, 2008:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
(a) Equity compensation plans approved by security holders	Nil	Nil	Nil
(b) Equity compensation plans not approved by security holders	6,320,000	$0.25	80,000
	6,320,000	$0.25	80,000

2007 Stock Incentive Plan
On June 8, 2007, our Board of Directors approved the adoption of a stock option plan (the “2007 Plan”) allowing for the granting of up to 6,400,000 options to our directors, officers, employees and consultants.  Options granted under the Plan shall be at prices and for terms as determined by our Board of Directors, and may have vesting requirements as determined by our Board of Directors.

The foregoing summary of the 2007 Stock Incentive Plan is not complete and is qualified in its entirety by reference to the 2007 Stock Incentive Plan, a copy of which has been filed with the SEC.

As of the date of this annual report, there are an aggregate of 6,320,000 stock options granted and outstanding.

Warrants
As of the date of this annual report, there are an aggregate of 11,917,667 common stock purchase warrants issued and outstanding and 5,527,000 common stock purchase warrants committed to be issued.

Recent Sales of Unregistered Securities
Previously disclosed in filings with the SEC.

ITEM 6.                      SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2008 and for the period from inception (July 27, 1999) to December 31, 2008 and (ii) the section entitled “Business”, included in this annual report.  The discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Plan of Operations

Management believes that an estimated $5,000,000 in conjunction with a significant debt reduction through creditor negotiation and /or equity for debt settlement is required over the next two years for expenses associated with the balance of pre-clinical development and completion of toxicology trials for the TAP Cancer Vaccine and prophylactic vaccine adjuvant and for various operating expenses.  We are encouraged by recent success stories in the small cap biotech arena where larger biotech and pharmaceutical companies have taken significant positions in, or invested in joint development projects with, smaller companies like ours.  While the capital markets are currently very challenging, we are hopeful that our early success and very promising technology will enable us to raise the required funding to proceed.

2008 was a very challenging year in the capital markets. We were not able to secure significant funding after the smaller bridge funding we completed in December 2007. We were able to continue important patent work resulting in the granting of a significant patent mid way through 2008. We were also able to complete initial testing of the research vaccine stocks we had. With that data in hand, we were able to set out a clear pre-clinical vaccine construction and manufacturing plan and timeline with the right FDA accredited partners. Unfortunately, as the markets continued to deteriorate we were not able to secure the funding required to enter into those contracts. As all of the relationships are in place and contracts have been planned, once funding is secured, this work could begin fairly quickly.

Over the past several years and 2008 being no exception, the Company has obtained financing from related and unrelated parties under challenging conditions. The company has been successful to date in raising sufficient funding to sustain operations by renegotiating or replacing debt instruments and by extending terms and conditions when default has occurred. These forms of financing are costly from a market risk perspective and from a legal and operation expense perspective. As a consequence of debt restructuring there has been substantial dilution and potential dilution to shareholders through stock based payments and commitments required to continue or renew debt arrangements. As an example, during 2008 some of promissory notes had expired (some well over a year beyond their initial term) and a call on them would have caused the Company severe distress and even bankruptcy, as consideration for the extension and continued support additional warrants were issued at a discount to the lowest bid price at the time. The note holders had all expected the short term loans to be repaid and could have asked for collateral security. All the note holders indicated that the outstanding debt was a significant burden on their own businesses during a very challenging capital market and now carried significant risk. These loans were crucial to the Company in order to keep it afloat and to make payments that would ultimately have left company with no assets had they not been entered into.

Management has been working with a consulting firm over the past few months to determine a workable solution for the Company going forward.  As the Company’s growth has been limited by a significant debt burden, a consulting firm has been engaged to negotiate with various creditors in an effort to restructure certain debt, including the notes mentioned above, and payables thereby placing the Company on a stronger foundation for a subsequent fundraising.  Management is confident that a workable solution can be achieved.

Fund raising is required to initiate our preclinical manufacturing contracts.  The short term requirement is roughly $1,000,000 with a further $1.5M to $2M required for the next 12 months to get us to a point where we can initiate a Phase 1 study (a single phase 1 study will cost approximately $1M).  Outside of internal development and contracted manufacturing, management has been actively seeking partnerships and joint venture opportunities with suitable companies.

We have not generated any cash flows to fund our operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry.  Therefore, we must raise additional funds in the future to continue operations.  We intend to finance our operating expenses with further issuances of common stock.  We believe that anticipated future private placements of equity capital, if successful, may be adequate to fund our operations over the next 24 months.  Thereafter, we expect we will need to raise additional capital to meet long-term operating requirements.  Our future success and viability are dependent on our ability to raise additional capital through further private offerings of our stock or loans from private investors.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or not available on acceptable terms, we may not be able to conduct our proposed business operations successfully, which could significantly and materially restrict or delay our overall business operations.

Results of Operations
The following sets table sets out our consolidated losses for the periods indicated:

	Year Ended December 31, 2008	Year Ended December 31, 2007	For the Period from Inception (July 27, 1999) to December 31, 2008
Expenses
Consulting	$233,283	$171,854	$1,218,867
Consulting, stock-based	151,500	309,500	3,285,775
Depreciation	7,482	5,970	209,486
Gain on Settlement of Debt	-	-	(173,010)
General and Administrative	115,693	132,587	2,323,310
Interest and Finance Charges	778,179	1,380,075	2,721,669
Management Fees	353,162	286,632	1,934,235
Management Fees, stock based	172,668	654,722	827,390
Professional Fees	284,288	524,502	2,641,222
Research and Development	182,343	425,569	5,324,351
Research and Development, stock-based	-	-	612,000
	2,278,598	3,891,411	20,925,295
Loss Before Other Items	(2,278,598)	(3,891,411)	(20,925,295)
Other Items
Foreign exchange gain	82,659	-	82,659
Interest Income	-	-	30,530
Net Loss	$(2,195,939)	$(3,891,411)	$(20,812,106)

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
We are a development stage company.  We recorded a net loss of $2,195,939 during the year ended December 31, 2008, compared to $3,891,411 for the year ended December 31, 2007.

Operating Expenses
Operating expenses incurred during the fiscal year ended December 31, 2008 were $2,278,598 compared to $3,891,411 in the prior year.  Significant changes and expenditures are outlined as follows:

•
Consulting fees were $233,283 during the fiscal year ended December 31, 2008 compared to $171,854 during the prior fiscal year.  The increase was due primarily to new agreements in the current year for investor relations and marketing services.

•
Stock-based consulting fees were $151,500 in the year ended December 31, 2008 compared to $309,500 in the prior year.  The current and prior year charges result from the fair valuation of shares issued to consultants and options granted to or earned by consultants during such periods.

•
Depreciation was $7,482 in the year ended December 31, 2008 compared to $5,970 in the prior year, with the increase resulting from full depreciation in the current year on furniture and equipment purchased in the prior fiscal year.

•
General and administrative expenses were $115,693 in the year ended December 31, 2008 compared to $132,587 in the prior year, with the decrease resulting primarily from a reduction in operations in the current year due to resource restrictions.

•
Interest and finance charges were $778,179 during the fiscal year ended December 31, 2008 compared to $1,380,075 during the prior fiscal year.  The current year consisted of $113,634 in accrued interest on notes payable, $206,820 representing the fair value of warrants attached to debt issued during the year, a $340,048 non-monetary charge related to the fair value of a beneficial conversion feature and warrants on 2007 convertible debt, and $117,677 representing the fair value of warrants to be issued which relate to outstanding debt.  The prior year consisted of accrued interest, accretion of the discount on the 2006 convertible debt, amortization of the fair value of warrants on the 2006 convertible debt, $1,016,000 in costs classified as interest charges resulting from conversion of the debt, and the fair value of warrants issuable with new promissory notes signed during the current year.  The $1,016,000 non-monetary charge related to the unaccreted fair value of the beneficial conversion feature and warrants on the 2007 convertible debt.  Once the debt was converted, the unaccreted charge was required to be recognized immediately.

•
Management fees were $353,162 in the year ended December 31, 2008 compared to $286,632 in the prior year, with the difference resulting primarily from a change in executive compensation during the second half of the prior year, and additional directors’ fees during the current year.

•
Stock-based management fees were $172,668 in the year ended December 31, 2008 compared to $654,722 in the prior year.  The current and prior year charges result from the fair valuation of options granted to management that were earned during the period.

•
Professional fees were $284,288 in the year ended December 31, 2008 compared to $524,502 in the prior year.  The decrease from the prior year results from a decrease in operations in the current year, and additional work relating to financing arrangements and fees relating to the review of, and reinstatement patent applications incurred in the prior year.

•
Research and development costs during the fiscal year ended December 31, 2007 were $182,343 compared to $425,569 during the prior fiscal year.  The decrease results from research and consulting service agreements in effect during the prior fiscal year.

Our net loss for the year ended December 31, 2008 was $2,195,939 or ($0.09) per share, compared to a net loss of $3,891,411 or ($0.19) per share in the prior period.  The weighted average number of shares outstanding was 23,900,839 for the year ended December 31, 2008 compared to 20,815,273 for the prior year.

Liquidity and Capital Resources
The following table sets forth our cash and working capital as of December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Cash reserves	$987	$167,539
Working capital (deficit)	$(3,032,512)	$(1,691,393)

Subject to the availability of additional financing, we intend to spend approximately $3,000,000 over the next twelve months in carrying out our plan of operations.  At December 31, 2008, we had $987 of cash on hand and a working capital deficit of $3,032,512.  As such, our working capital at December 31, 2008 will not be sufficient to enable us to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months.  We anticipate that we will require additional funding of approximately $3,000,000.  Our management is currently making significant efforts to secure the needed financing, but we have not yet secured any commitments with respect to such financing.  If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including overall market conditions in the international and local economies.  We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed from levels established twelve months ago, and that there is no certainty that these levels will stabilize or reverse.  Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Going Concern
We have no sources of revenue to provide incoming cash flows to sustain our future operations.  As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing.  These factors raise substantial doubt regarding our ability to continue as a going concern.  Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business.  As at December 31, 2008, we had accumulated losses of $20,812,106 since inception.  Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used in Operating Activities
Operating activities in the year ended December 31, 2008 used cash of $714,425 compared to $1,248,810 in the year ended December 31, 2007.  Operating activities in the period from inception on July 27, 1999 to December 31, 2008 used cash of $11,445,979.  Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting fees, management fees, professional fees and research and development.

Net Cash Used in Investing Activities
In the year ended December 31, 2008 investing activities used cash of $Nil compared to $22,426 in the year ended December 31, 2007.  In the period from inception on July 27, 1999 to December 31, 2008 investing activities provided cash of $204,747.

Net Cash Provided by Financing Activities
As we have had no revenues since inception, we have financed our operations primarily through private placements of our stock.  Financing activities in the year ended December 31, 2008 provided cash of $547,873 compared to $1,318,339 in the year ended December 31, 2007.  In the period from inception on July 27, 1999 to December 31, 2008 financing activities provided net cash of $11,242,219 primarily from the sale of our equity securities.

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

See Note 2 of our consolidated financial statements for our year ended December 31, 2008 for a summary of significant accounting policies.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.                      FINANCIAL STATEMENTS

TAPIMMUNE INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TapImmune Inc.

We have audited the accompanying consolidated balance sheets of TapImmune Inc. (a development stage company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2008 and 2007 and the period from July 27, 1999 (inception) through December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of TapImmune Inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007 and the period from July 27, 1999 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated.  The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                        /s/ Dale Matheson
                                                                        Carr-Hilton  Labunte LLP

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
March 31, 2009

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

CURRENT ASSETS
Cash	$987	$167,539
Due from government agency	33,263	59,634
Prepaid expenses and deposits	9,520	35,313
	43,770	262,486

FURNITURE AND EQUIPMENT, NET (Note 3)	9,139	16,621
	$52,909	$279,107

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,492,586	$1,103,263
Research agreement obligations (Note 4)	243,598	199,766
Convertible notes payable (Note 5)	56,633	66,633
Notes payable (Note 5)	763,327	429,952
Due to related parties (Note 6)	520,138	154,265
	3,076,282	1,953,879

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 7)
Common stock $0.001 par value: 500,000,000 shares
authorized, 24,149,827 (2007 - 23,502,682) shares
issued and outstanding	24,150	23,503
Additional paid-in capital	17,500,559	16,910,218
Shares and warrants to be issued (Notes 5, 7, and 11)	323,750	67,400
Deficit accumulated during the development stage	(20,812,106)	(18,616,167)
Accumulated other comprehensive income (loss)	(59,726)	(59,726)
	(3,023,373)	(1,674,772)
	$52,909	$279,107

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 5, 7, 10 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from July 27, 1999 (inception) to December 31, 2008

EXPENSES
Consulting	$233,283	$171,854	$1,218,867
Consulting, stock-based (Note 7)	151,500	309,500	3,285,775
Depreciation	7,482	5,970	209,486
Gain on settlement of debt	-	-	(173,010)
General and administrative	115,693	132,587	2,323,310
Interest and financing charges (Note 5)	778,179	1,380,075	2,721,669
Management fees (Note 6)	353,162	286,632	1,934,235
Management fees, stock-based (Note 7)	172,668	654,722	827,390
Professional fees	284,288	524,502	2,641,222
Research and development (Note 6)	182,343	425,569	5,324,351
Research and development, stock-based	-	-	612,000
	2,278,598	3,891,411	20,925,295
NET LOSS BEFORE OTHER ITEMS	(2,278,598)	(3,891,411)	(20,925,295)
OTHER ITEMS
Foreign exchange gain	82,659	-	82,659
Interest income	-	-	30,530
NET LOSS	$(2,195,939)	$(3,891,411)	$(20,812,106)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	23,900,839	20,815,273

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2008

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of Shares	Amount	Paid in Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Issued on incorporation - July 27, 1999	1	$-	$-	$-	$-	$-	$-
Issued to founders for: - cash	740,000	740	1,110	-	-	-	1,850
- consulting services	860,000	860	1,290	-	-	-	2,150
Common stock subscriptions	-	-	-	177,100	-	-	177,100
Net loss	-	-	-	-	(80,733)	-	(80,733)
Balance, December 31, 1999	1,600,001	1,600	2,400	177,100	(80,733)	-	100,367
Issued with UBC agreement:
- for consulting services	1,440,000	1,440	2,160	-	-	-	3,600
- for license fees	200,000	200	300	-	-	-	500
Issued for cash:
- at $1.50 per share, net of finders’ fees of $95,570	563,531	564	749,166	(177,100)	-	-	572,630
- at $1.50 per share	341,600	342	512,058	-	-	-	512,400
Issued for finders’ fees	49,857	50	(50)	-	-	-	-
Net loss	-	-	-	-	(935,332)	-	(935,332)
Currency translation adjustment	-	-	-	-	-	(1,937)	(1,937)
Balance, December 31, 2000	4,194,989	4,195	1,266,034	-	(1,016,065)	(1,937)	252,228
Issued for cash:
- at $1.88 per share	44,133	44	82,706	-	-	-	82,750
- at $2.50 per share	106,000	106	264,894	-	-	-	265,000
Net loss	-	-	-	-	(671,986)	-	(671,986)
Currency translation adjustment	-	-	-	-	-	(2,041)	(2,041)
Balance, December 31, 2001	4,345,122	4,345	1,613,635	-	(1,688,051)	(3,978)	(74,049)
Issued for cash:
- at $2.50 per share, net of finders’ fees of $17,000	75,000	75	170,425	-	-	-	170,500
Issued on settlement of debt	72,664	73	136,172	-	-	-	136,245
GPI balance, July 15, 2002	4,492,786	4,493	1,920,232	-	(1,688,051)	(3,978)	232,696

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2008

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

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2008

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

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2008

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Issued for finance charges on the 2007 convertible notes $0.25 per share	600,000	600	149,400	-	-	-	150,000
Issued pursuant to service agreements
- at a fair value of $0.36 per share	100,000	100	35,900	-	-	-	36,000
Financing charges	-	-	(167,500)	-	-	-	(167,500)
Fair value of beneficial conversion feature on the 2007 convertible notes	-	-	358,906	-	-	-	358,906
Fair value of warrants issued in connection with the 2007 convertible notes	-	-	657,095	-	-	-	657,095
Fair value of warrants issued in connection with the 2007 promissory notes	-	-	374,104	-	-	-	374,104
Fair value of warrants issued as finders’ fees for the 2007 promissory notes	-	-	35,600	-	-	-	35,600
Re-pricing and extension of warrants	-	-	40,000	-	-	-	40,000
Stock based compensation	-	-	904,822	-	-	-	904,822
Obligation to issue warrants at fair value pursuant to promissory note extension	-	-	-	44,000	-	-	44,000
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	23,400	-	-	23,400
Net loss	-	-	-	-	(3,891,411)	-	(3,891,411)
Currency translation adjustment	-	-	-	-	-	(23,161)	(23,161)
Balance, December 31, 2007	23,502,682	23,503	16,910,218	67,400	(18,616,167)	(59,726)	(1,674,772)
Issued for cash
- at $0.25 per share	140,000	140	34,860	-	-	-	35,000

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2008

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Issued on the exercise of warrants	207,146	207	24,793	-	-	-	25,000
Issued pursuant to service agreements
- at a fair value of $0.30 per share	300,000	300	89,700	-	-	-	90,000
Fair value of warrants issued in connection with the 2008 promissory notes	-	-	206,820	-	-	-	206,820
Fair value of warrants to be issued in connection with notes payable	-	-	-	256,350	-	-	256,350
Stock based compensation	-	-	234,168	-	-	-	234,168
Net loss	-	-	-	-	(2,195,939)	-	(2,195,939)

Balance, December 31, 2008	24,149,827	$24,150	$17,500,559	$323,750	$(20,812,106)	$(59,726)	$(3,023,373)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Period from July 27, 1999 (inception) to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,195,939)	$(3,891,411)	$(20,812,106)
Adjustments to reconcile net loss to net cash from operating activities:
Convertible debenture costs	-	-	51,817
Depreciation	7,482	5,971	209,487
Gain on settlement of debt	-	-	(173,010)
Non-cash interest and financing charges	664,545	1,334,214	2,474,834
Non-cash consulting and license fees	90,000	-	106,250
Stock based compensation	234,168	964,222	4,635,165
Changes in operating assets and liabilities:
Due from government agency	26,371	-	(33,263)
Prepaid expenses and receivables	25,793	(61,213)	(3,520)
Accounts payable and accrued liabilities	389,323	350,707	1,854,769
Research agreement obligations	43,832	48,700	243,598
NET CASH USED IN OPERATING ACTIVITIES	(714,425)	(1,248,810)	(11,445,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	60,000	457,500	8,922,125
Convertible notes	(10,000)	66,634	256,633
Notes and loans payable	132,000	516,600	784,845
Advances from (repayments to) related parties	365,873	277,605	1,278,616
NET CASH PROVIDED BY FINANCING ACTIVITIES	547,873	1,318,339	11,242,219

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(22,426)	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	(22,426)	204,747

(DECREASE) INCREASE IN CASH	(166,552)	47,103	987
CASH, BEGINNING	167,539	120,436	-
CASH, ENDING	$987	$167,539	$987

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

During 2000, GPI and the University of British Columbia (“UBC”) entered into a worldwide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC.  Also during 2000, GPI and UBC entered into a Collaborative Research Agreement (“CRA”) appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments.  The lead product resulting from these licenses is an immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials.  Specifically the Company has moved the technology through issuance of a U.S. patent, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and has planned to contract out production of clinical grade vaccine.  The Company plans to continue development of the lead product vaccine through to clinical trials. The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products.  The assay technology acquired has received patent protection.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at December 31, 2008, the Company has a working capital deficiency of $3,032,512, a capital deficiency of $3,023,373 and has incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations.  Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding.  The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements.  The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

As indicated in Notes 5 and 11 to these financial statements a number of debt obligations are in default as at the audit report date.

Management is addressing going concern remediation through seeking new sources of capital, restructuring and retiring debt through conversion to equity and debt settlement arrangements with creditors, cost reduction programs and seeking possible joint venture participation.  Management’s plans are intended to return the Company to financial stability and improve continuing operations.  The Company is continuing to raise capital through private placements, related party loans and other sources to meet immediate working capital requirements (Note 10).

Management believes the Company will be able to complete restructuring plans by mid to late 2009. Substantial additional funding or equity for debt settlement will be required to retire notes payable and other debt obligations. If the Company is successful in raising sufficient funding, Management plans to expand programs including  pre-clinical work and establishment of manufacturing contracts necessary to enter clinical trials for its lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant technology.  These measures, if successful, should contribute to reducing the risk of going concern uncertainties for the Company over the next twelve months.

There is no certainty that the Company will be able to raise sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
These financial statements include the accounts of the Company and its wholly-owned subsidiaries GPI and GPC as described in Note 1.  All significant intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates
Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ materially from those estimates.  Significant areas requiring management’s estimates and assumptions include deferred taxes and related tax balances and disclosures, determining the fair value of stock-based compensation and stock based transactions, the fair value of the components of the convertible notes payable, foreign exchange gains and losses, the useful lives of furniture and equipment, allocation of costs to research and development and accrued liabilities. Matters impacting the Company’s ability to continue as a going concern and contingencies also involve the use of estimates and assumptions.

Foreign Currency Translation
The Company's primary management operations are currently located in Canada. All foreign exchange translation gains or losses, except gains and losses arising from self sustaining foreign subsidiary translation at the balance sheet date,  are recorded in the earnings of the Company. The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments and gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments and Concentration of Credit Risk
In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies which include assumptions about equity and capital market conditions, liquidity, interest rates and cost of capital and market risk. Fair value estimates are based primarily on management inputs when direct arms length market indicators are not readily determinable or available. Management based estimates and inputs are generally subject to higher variability than other observable market indicators.  The fair value of financial instruments classified as current assets or liabilities including cash, prepaid expenses, other receivables, research agreement obligations, accounts payable, accrued liabilities, and certain amounts due to related parties approximate carrying values due to the short-term maturity of the instruments.

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from assets classified as financial instruments.

The Company operates in the US and incurs expenditures outside of the United States and is exposed to foreign currency risk between the Canadian dollar, U.S dollar and Euros.

Furniture and Equipment
Furniture and equipment is recorded at cost and amortized using the straight-line method over the estimated useful life at the following rates:
Computer Equipment	2 years
Furniture and Fixtures	5 years
Laboratory Equipment	3 years

Long-Lived Assets
The Company monitors the recoverability of long-lived assets, including furniture and equipment, based on estimates using factors such as current market value, future asset utilization, and future cash flows expected to result from investment or use of the related assets.  The Company’s policy is to record any impairment loss in the period when it is determined that the carrying amount of the asset may not be recoverable.  Any impairment loss is calculated as the excess of the carrying value over estimated realizable value.

Stock-Based Compensation
The Company recorded $234,168 (2007 - $904,822) in stock-based compensation valued using the Black-Scholes option pricing model, and an additional expense of $90,000 (2007 - $59,400) from the fair value of stock issued pursuant to a consulting services agreement during the year ended December 31, 2008 (Notes 6 and 7).

Deferred Financing Fees
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

Research and Development Costs
The Company has acquired development and marketing rights to certain technologies.  The rights and licenses acquired are considered rights to unproven technology which may not have alternate future uses and therefore, have been expensed as incurred as research and development costs.  Also, ongoing costs incurred in connection with the CRA, are considered costs incurred in the development of unproven technology which may not have alternate future.  Accordingly these costs, have been expensed as incurred as research and development costs.

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

The Company adopted the provisions of FIBS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007.  Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies.  As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open.  The adoption of FIN 48 did not have a material impact in the consolidated financial statements during the year ended December 31, 2008 except for disclosures and for matters as described in Note 11 (contingencies).

Loss per Common Share
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

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related.  Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of 2009.  Management  does not expect there to be any significant impact of adopting SFAS 161 on our financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No.162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US generally accepted accounting principles (GAAP) for nongovernmental entities.  SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The new pronouncement is not expected to have an impact on the Company’s results of operations or disclosures.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  This new pronouncement is not expected to have a material effect on the Company’s financial statements.

NOTE 3:                      FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	December 31, 2008	December 31, 2007

Computer equipment	$4,533	$4,533
Furniture and fixtures	3,161	3,161
Laboratory equipment	16,704	16,704
	24,398	24,398
Less: accumulated depreciation	(15,259)	(7,777)
	$9,139	$16,621

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

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had six months to remedy the unpaid option maintenance payments of $236,880 (€200,000) owing as at December 31, 2005.  On November 16, 2005, Crucell provided notice of termination by default due the Company’s failure to remedy the default within the required six month period.  In May 2006, the Company negotiated a reinstatement of the original research and license option agreement with Crucell and paid Crucell on April 20, 2006 €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company would pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006, as of December 31, 2008) and a €75,000 annual license fee (outstanding at December 31, 2008) to maintain the reinstated agreement in good standing.  In January, 2008 the Company paid €27,316 ($40,000) towards the outstanding balance and at December 31, 2008 €172,801 ($243,598) has been included in research agreement obligations for the Crucell agreement and is outstanding under the terms of the agreement.

The agreement is currently in default and management is attempting to negotiate a revised payment schedule for the remaining balance, and a continued working relationship. Management has proposed that Crucell would hold the license in a dormant state until the Company can initiate manufacturing and scheduled payments for the license. While management is confident, and based on discussions with Crucell of the proposed future relationship, we cannot be certain that all the conditions will be met to continue the licensing arrangement. Should we not be able to reinstate our Crucell license, the Company would be forced to use alternate cell lines for manufacturing. Alternatives have already been considered and investigated. As at the audit report date, there remains uncertainty over the satisfactory completion of arrangements with Crucell and over the impact to the Company if suitable licensing arrangements are not reached.

Operating Lease
In March 2007, the Company entered into a laboratory lease that expires in February 2012.  The terms of the operating lease agreement require the Company to make minimum monthly payments of approximately $2,058 (CAN $2,520).

Combined Research and Operating Obligations
The Company has obligations under the operating lease agreement that expire in February 2012.  The aggregate minimum annual payments for the years ending December 31 are as follows:

2009	$26,363
2010	26,697
2011	26,697
2012	4,450
$84,207

NOTE 5:                      CONVERTIBLE DEBT AND PROMISSORY NOTES PAYABLE

Over the past several years the Company has obtained financing from related and unrelated parties under challenging conditions. The Company has been successful to date in sustaining operations by raising additional capital, by renegotiating or replacing debt instruments and by extending terms and conditions when default has occurred. These forms of financing are restrictive and costly from a market risk perspective and are restrictive from a legal and operational perspective. As a consequence of debt restructuring there has been substantial dilution and potential dilution to shareholders through stock based payments and commitments required to continue or renew debt arrangements. The company continues to be at high risk for, interest rate exposure, liquidity, solvency and for debt renewal. As of March 30, 2009, virtually all of the Company’s promissory note debt instruments are in default (Note 11).

The following is a summary of debt instrument transactions that are relevant to the current and prior year:

	Face Value	Unamortized Warrant Discount	Balance at December 31, 2008	Balance at December 31, 2007

2004 Convertible Debenture	$56,633	$-	$56,633	$66,633
2007 Promissory Notes
Note 1, 12%, due March 30, 2009	125,000	(15,723)	109,277	125,000
Note 2, 12%, due March 30, 2009	200,000	(25,158)	174,842	200,000
2007 Loan and Security Agreement	-	-	-	104,952
2008 Promissory Notes
Note 1, 18%, due March 30, 2009	65,000	(10,455)	54,545	-
Note 2, 18%, due March 30, 2009	27,000	(4,343)	22,657	-
Note 3, 18%, due March 30, 2009	200,000	(32,169)	167,831	-
Note 4, 18%, due March 30, 2009	250,000	(40,211)	209,789	-
Note 5, 18%, due March 30, 2009	25,000	(4,021)	20,979	-
Note 6, 18%, due March 30, 2009	10,000	(6,593)	3,407	-
	902,000	(138,673)	763,327	429,952

	$958,633	$(138,673)	$819,960	$496,585

i)  2004 Convertible Notes and Debenture Financing
In 2004, the Company issued two unsecured convertible promissory notes in the principal amount of $500,000, that included interest at 8% per annum and were due twelve months from the date of issue.

In 2006, the Company repaid $300,000 towards the convertible notes, in addition to all interest accrued to the date of the final payment on October 31, 2006.  In 2007, the Company repaid $133,367 towards the convertible note principal.  On July 3, 2007, the Company entered into a letter agreement extending the term of the warrants originally issued with the outstanding convertible note for a period of two years or 18 months after effective registration of the warrants (not completed to date), and reduced the conversion price from $1.25 to $0.25.  The incremental increase in the fair value of the warrants resulting from the repricing was determined by management to be $40,000 and was recorded as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 5.28%, a dividend yield of 0%, and an expected volatility of 86%.  In 2008, the Company repaid $10,000 towards the convertible note principal.

At December 31, 2008, the principal amount of $56,633 (2007 - $66,633) was outstanding for the convertible notes, and accrued interest of $15,025 (2007 - $10,366) has been accrued and are recorded in accounts payable and accrued liabilities.

ii)  2007 Promissory Note 1
On August 31, 2007, the Company issued an unsecured promissory note to a company related through a family member of a director of the Company (Note 6) in the principal amount of $125,000.  The promissory note matured on September 28, 2007 and bears interest at 12% per annum.  As partial consideration for the promissory note, on October 31, 2007, the Company issued to the Lender, as fully paid and non-assessable, 125,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.30 per Warrant Share for an exercise period of up to one year from the issuance date.  The fair value of the warrants was determined by management at $18,104 recorded as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.27%, a dividend yield of 0%, and an expected volatility of 125%.

On December 18, 2007, the Company signed an agreement to extend the terms of the 2007 Promissory Note through February 28, 2008.  As consideration for the extension, the Company agreed to issue to the Lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to three years from the issuance date.  The fair value of the warrants was determined by management to be $44,000 recorded as a warrant issuance obligation and expensed as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.21%, a dividend yield of 0%, and an expected volatility of 106%. At December 31, 2008 the warrants were not issued.

At December 31, 2008, no repayment was made to the principal amount or the accrued interest of $23,556 (2007 - $6,625) accrued on the promissory note that are included in the accounts payable and accrued liabilities.

iii)  2007 Promissory Note 2
On August 31, 2007, the Company issued to the holder of 2007 Promissory Note 1 a second promissory note (Note 6) in the principal amount of $200,000.  The note bears interest at 12% per annum and is due on demand.

At December 31, 2008, no repayment had been made to the principal amount or the interest of $35,112 (2007 - $8,022) accrued on the convertible promissory note and included in the accounts payable and accrued liabilities.

Effective October 15, 2008, the two 2007 promissory notes (Notes 5(ii) and (iii)) were renewed through March 30, 2009.  In consideration for the renewal, the Company agreed to issue 1,525,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009.  Management estimated the fair value of the 1,525,000 Warrants to be $76,250 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%. The fair value of the warrants was recorded as a discount to the note that is being amortized over the new maturity term.

iv)  2007 Loan and Security Agreement
On November 30, 2007, the Company entered into a Loan and Security Agreement with an unrelated company, whereby the Company issued 12% promissory notes in the principal amount of $445,000 secured by all of the Company’s assets, with interest paid in advance resulting in net proceeds of $391,600, with the discount being amortized to interest and finance charges over the term of the notes.  The promissory notes matured on May 31, 2008.  Additionally, the Company issued to the Lenders, as fully paid and non-assessable, 1,780,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the secured promissory notes and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $356,000 as a component of stockholders’ deficit.  Interest paid in advance was amortized by $44,354 (2007 - $9,046) to interest expense for the year ended December 31, 2008 increasing the net carrying value of the secured promissory notes.  Additionally, the fair value of the warrants was accreted to interest expense by $295,694 (2007 - $60,306) for the year ended December 31, 2008 increasing the carrying value of the secured promissory notes to $445,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 4.55%, a dividend yield of 0%, and an expected volatility of 106%.  On May 31, 2008, the notes were repaid in full.

Pursuant to the Loan and Security agreement, the Company paid $54,195 including reimbursement of legal fees as finders’ fees which has been expensed as interest and finance charges.  Additionally, the Company issued as finders’ fees 178,000 warrants under the same terms as the Lender’s warrants.  The fair value of the warrants was estimated to be $35,600 using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 4.55%, a dividend yield of 0%, and an expected volatility of 106%, and has been recorded as interest and finance charges.  The warrants issued as finders’ fees and described were exercised during the current fiscal year.

v)  2008 Promissory Note 1
On April 10, 2008, the Company issued an unsecured promissory note in the principal amount of $65,000 to an unrelated party that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 130,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $22,100 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $22,100 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $65,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.34%, a dividend yield of 0%, and an expected volatility of 110%.

Effective October 15, 2008, the 2008 promissory note was renewed through March 30, 2009.  In consideration for the renewal, the Company agreed to issue 390,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009. Management estimated the fair value of the 390,000 Warrants to be $19,500 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%. The fair value of the warrants was recorded as a discount to the note that is being amortized over the new maturity term.

At December 31, 2008, no repayment has been made to the principal amount or the interest of $8,495 (2007 - $Nil) accrued on the promissory note and included in the accounts payable and accrued liabilities.

vi)   2008 Promissory Note 2
On May 5, 2008, the Company issued an unsecured promissory note to a company controlled by a director of the Company (Note 6) in the principal amount of $27,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 54,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,720 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $9,720 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $27,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.94%, a dividend yield of 0%, and an expected volatility of 117%.

Effective October 15, 2008, 2008 Promissory Note 2 was renewed through March 30, 2009.  In consideration for the renewal, the Company agreed to issue 162,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009. Management estimated the fair value of the 162,000 Warrants to be $8,100 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%. The fair value of the warrants was recorded as a discount to the note that is being amortized over the new maturity term.

At December 31, 2008, no repayment has been made to the principal amount or the interest of $3,196 (2007 - $Nil) accrued on the promissory note and included in accounts payable and accrued liabilities.

vii)  2008 Promissory Note 3
On May 14, 2008, the Company issued an unsecured promissory note to a company related through a family member of an officer of the Company (Note 6) in the principal amount of $200,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $76,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $76,000 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $200,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

At December 31, 2008, no repayment has been made to the principal amount or the interest of $22,784 (2007 - $Nil) accrued on the promissory note and included in accounts payable and accrued liabilities.

viii)  2008 Promissory Note 4
On May 22, 2008, the Company issued to the holder of 2008 Promissory Note 3 a second  unsecured promissory note (Note 6) in the principal amount of $250,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 500,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $90,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $90,000 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $250,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.07%, a dividend yield of 0%, and an expected volatility of 117%.

At December 31, 2008, no repayment has been made to the principal amount or the interest of $27,493 (2007 - $Nil) accrued on the promissory note and included in accounts payable and accrued liabilities.

Effective October 15, 2008, 2008 Promissory Notes 3 and 4 (Note 5(vii) and (viii)) were renewed through March 30, 2009.  In consideration for the renewal, the Company agreed to issue 2,700,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009. Management estimated the fair value of the 2,700,000 Warrants to be $135,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%. The fair value of the warrants was recorded as a discount to the note that is being amortized over the new maturity term.

ix)  2008 Promissory Note 5
On May 15, 2008, the Company issued an unsecured promissory note to an officer of the Company (Note 6) in the principal amount of $25,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 50,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $9,000 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $25,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

Effective October 15, 2008, this promissory note was renewed through March 30, 2009.  In consideration for the renewal, the Company agreed to issue 150,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009.  Management estimated the fair value of the 150,000 Warrants to be $7,500 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%. The fair value of the warrants was recorded as a discount to the note that is being amortized over the new maturity term.

At December 31, 2008, no repayment has been made to the principal amount or the interest of $2,836 (2007 - $Nil) accrued on the promissory note and included in the accounts payable and accrued liabilities.

x)  2008 Promissory Note 6
On November 15, 2008 the Company issued the holder of Promissory Note 5 a second promissory note (Note 6) in the principal amount of $10,000 that bears interest at 18% per annum, due on March 30, 2009.  Additionally, the Company agreed to issue to the Lender, as fully paid and non-assessable, 200,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009. Management estimated the fair value of the 200,000 Warrants to be $10,000, because the Black-Scholes option pricing model resulted in a value of $18,000, higher than the principal amount, with an expected life of 2 years, a risk free interest rate of 1.22%, a dividend yield of 0%, and an expected volatility of 190%. The fair value of the warrants was recorded as a discount to the note that is being amortized over the new maturity term.

At December 31, 2008, no repayment has been made to the principal amount or the interest of $150 (2007 - $Nil) accrued on the promissory note and included in accounts payable and accrued liabilities.

See Note 11

NOTE 6:                      RELATED PARTY TRANSACTIONS

The Company had transactions with certain officers and directors of the Company for the fiscal year ended December 31, 2008 as follows:

a)
incurred $308,162 (2007 - $286,632) in management fees and recorded an additional $172,668 (2007 - $654,722) in stock based compensation expense for the fair value of options granted to management that were vested during the period;

b)
incurred $74,579 (2007 - $167,233) in research and development fees to related parties, of which $28,114 (2007 - $112,313) was to the former Chief Science Officer and $46,466 (2007 - $54,920) was paid to a direct family member of a current officer;

c)
incurred $16,932 (2007 - $6,625) in interest and finance charges on a $125,000 promissory note due to a company related through a direct family member of a current director (refer to Note 5(ii)); incurred $27,090 (2007 - $8,022) in interest and finance charges on a $200,000 promissory note due to the same company;  and incurred $35,369 (2007 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection with extending the terms of the $125,000 and $200,000 notes through March 30, 2009 (refer to Note 5(iii));

d)
issued a $27,000 promissory note bearing interest at 18% per annum and including 54,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to a company controlled by a director of the Company, incurred $3,196 (2007 - $Nil) in interest and finance charges on the $27,000 promissory note, and incurred $3,757 (2007 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 31, 2009 (refer to Note 5(vi));

e)
issued a $200,000 promissory note bearing interest at 18% per annum and including 400,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to a company related through a family member of an officer of the Company, and incurred $22,784 (2007 - $Nil) in interest and finance charges on the $200,000 promissory note (refer to Note 5(vii));

incurred $62,620 (2007 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the terms of the $200,000 and $250,000 notes through March 30, 2009 (refer to Note 5(viii));
f)
issued a $25,000 promissory note bearing interest at 18% per annum and including 50,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to an officer of the Company, incurred $2,836 (2007 - $Nil) in interest and finance charges on the $25,000 promissory note, and incurred $3,479 (2007 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 30, 2009 (refer to Note 5(ix));

issued a $10,000 promissory note bearing interest at 18% per annum and including an agreement to issue 200,000 transferable and registerable share purchase warrants with an exercise price of $0.01 per share for an exercise period of up to two years from the issuance date to the same officer of the Company, incurred $150 (2007 - $Nil) in interest and finance charges on the $10,000 promissory note, and incurred $3,407 (2007 - $Nil) in interest and finance charges related to the agreement to issue warrants (refer to Note 5(ix));
g)
In January, 2009, bonuses in the amounts of $20,000 and $25,000 were granted to a director and an officer of the Company respectively as compensation for their work in 2008, and are recorded as due to related parties at December 31, 2008.

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is  the amount established and agreed to by the related parties as representing fair value.

At December 31, 2008 the Company had amounts owing to directors and officers of $438,591 (December 31, 2007 - $111,593), a direct relative of an officer of $29,530 (December 31, 2007 - $3,000), and the former CSO of $52,017 (December 31, 2007 - $39,672).  These amounts were in the normal course of operations.  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment, except as described above.

NOTE 7:                      CAPITAL STOCK

Share Capital
The authorized capital of the Company consists of 500,000,000 common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value.  On March 27, 2007, the Company’s Articles of Incorporation were amended to increase the authorized capital from 20,000,000 shares of common stock to 80,000,000 shares of common stock, and on January 22, 2009 the authorized capital increased from 80,000,000 shares of common stock to 500,000,000 shares of common stock at a special meeting of the shareholders.

All prior period share transactions included in the Company’s stock transactions and balances have been retroactively restated to give effect to a 2.5 to 1 reverse stock split that occurred June 28, 2007.

2007 Share Transactions
On December 19, 2007 the Company agreed to issue 120,000 shares of restricted common stock with an estimated fair value of $0.195 per share, pursuant to a consulting services agreement.  As of December 31, 2008, the $23,400 fair value of the shares to be issued has been recorded as an obligation to issue shares and warrants.

2008 Share Transactions
On April 8, 2008, the Company issued 300,000 shares of restricted common stock with an estimated fair value based on market trading value of $0.30 per share, pursuant to a consulting services agreement.  The $90,000 fair value of the issued shares has been recorded as stock-based consulting fees.  Additionally, pursuant to the consulting services agreement, the Company has committed to issue options to acquire 200,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The vesting and expiry terms are to be determined at the time of grant. As of December 31, 2008 and March 31, 2009 the options were not issued. No stock based compensation has been recorded for this commitment as the fair value  could not be reasonably determined at the commitment date.

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

The Company has not separately disclosed the fair market value of the warrants attached to private placements units during the current and prior fiscal years.

Share Purchase Warrants
On December 18, 2007, the Company signed an agreement to extend the terms of the 2007 Promissory Note through February 28, 2008 (refer to Note 5(ii)).  As consideration for the extension, the Company agreed to issue to the Lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to three years from the issuance date.  The fair value of the warrants was determined by Management at $44,000 recorded as a warrant issuance obligation.

During the year ended December 31, 2008, the Company issued, as fully paid and non-assessable, 1,134,000 non-transferable and registerable share purchase warrants, entitling the holder to acquire an equivalent number of common shares of the Company at an exercise price of $0.25 per share for a period of up to five years from the date of issuance.  The warrants were issued as part of promissory note agreements (refer to Note 5 ((v) to (ix)).

During the year ended December 31, 2008, the Company issued 207,146 shares of restricted common stock pursuant to the exercise of 358,000 warrants, for total proceeds of $25,000.  Of the 358,000 warrants exercised, 258,000 were exercised for $Nil proceeds, in accordance with a cash-less exercise option,  resulting in the issuance of 107,146 shares of restricted common stock.

Effective October 15, 2008, the 2007 and 2008 promissory notes (Notes 5(ii) through (ix)) were renewed through March 30, 2009.  In consideration for the renewal, the Company agreed to issue 4,927,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009. The fair value of these warrants was determined to be $246,350, using the Black-Scholes model (assumptions in Note 5), and recorded in equity as an obligation to issue warrants. At December 31, 2008, $114,271 of the total value of $246,350 was expensed as financing cost.

Effective November 25, 2008, the Company agreed to issue, as fully paid and non-assessable, 200,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The warrant obligation was agreed to as part of a promissory note agreement (refer to Note 5 (x)), and issued on March 31, 2009.  The fair value of these warrants was determined to be $10,000, using the Black-Scholes model (assumptions in Note 5), and recorded in equity as an obligation to issue warrants. At December 31, 2008, $3,358 of the total value of $10,000 was expensed as financing cost.

A summary of the Company’s issued stock purchase warrants as of December 31, 2008 and changes during the year is presented below:

	Number of warrants	Weighted average exercise price	Weighted average remaining life

Balance, December 31, 2006	3,954,359	$0.73	2.16
Issued	9,093,667	0.25	5.00
Expired	(1,976,359)	(1.21)	n/a
Balance, December 31, 2007	11,071,667	0.25	4.04
Issued	1,204,000	0.25	5.00
Exercised	(358,000)	(0.25)	(4.30)
Balance, December 31, 2008	11,917,667	$0.25	3.15

As of December 31, 2008, the Company is committed to issuing additional share purchase warrants as follows:

Expiry:	Number of warrants	Weighted average exercise price	Estimated fair value

Three years from issuance (Note 5)	400,000	$0.25	$44,000
March 31, 2011 (Issued March 30, 2009)	4,927,000	0.01	246,350
March 31, 2011 (Issued March 30, 2009)	200,000	0.01	10,000
	5,527,000	$0.03	$300,350

Stock Compensation Plan
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

On June 8, 2007, a total of 6,320,000 stock options were granted (1,640,000 to consultants and 4,680,000 to officers and directors) at an exercise price of $0.25 per share.  The term of these options is ten years.  Of the 6,320,000 options granted, 3,100,000 vested upon grant, 2,420,000 vest in one year, 400,000 vest in two years and 400,000 vest in three years.  The aggregate fair value of these options was estimated at $1,179,600, or $0.19 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected life of 5 years for the options vesting immediately, 4 years for the options vesting in one year, 3 years for the options vesting in two years, and 2 years for the options vesting in three years.  The earned portion of the value of these options during the year ended December 31, 2008 was $234,168 (2007 - $904,822) of which $61,500 (2007 - $250,010) was recorded as stock based consulting and $172,667 (2007 - $654,722) was recorded as stock based management fees.

A summary of the Company’s stock options as of December 31, 2008 and changes during the year is presented below:

	Number of options	Weighted average exercise price	Weighted average remaining life

Balance, December 31, 2006	1,240,000	$1.38	4.47
Issued	6,320,000	0.25	10.00
Cancelled or Expired	(1,240,000)	(1.38)	n/a
Balance, December 31, 2007	6,320,000	0.25	9.44
Issued	-	-	-
Balance, December 31, 2008	6,320,000	$0.25	8.43

A summary of the status of the Company’s unvested options as of December 31, 2008 and changes during the year ended December 31, 2008 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested, December 31, 2006	-	$-
Issued	6,320,000	0.20
Vested	(3,100,000)	0.20
Unvested, December 31, 2007	3,220,000	0.20
Vested	(2,420,000)	0.20
Unvested, December 31, 2008	800,000	$0.20

NOTE 8:                      INCOME TAXES

There were no significant temporary differences between the Company’s tax and financial bases that result in deferred tax assets, except for the Company’s net operating loss carryforwards amounting to approximately $10,228,000 at December 31, 2008 (2007 - $12,397,000), which may be available to reduce future year’s taxable income.  These carry forwards begin to expire, if not utilized, commencing in 2009.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on projected future operations.  When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is reflected in current operations and disclosures.

The Company’s policy is to accrue any interest and penalties related to unrecognized tax charges or likely penalties and interest in its provision for income taxes.  Additionally, FIN 48 requires that a company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The Company has incurred taxable losses for all tax years since inception and accordingly, no provision for taxes has been recorded for the current or any prior fiscal year.

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes and other temporary adjusted as appropriate for temporary and permanent tax basis differences.  The components of these differences are as follows:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Loss before income taxes	$(2,195,939)	$(3,891,411)
Corporate tax rate	35.00%	42.00%
Expected tax recovery	(768,578)	(1,634,393)

Increase (decrease) resulting from:
Permanent differences	232,591	560,370
Non-qualified stock options	81,959	404,973
Change in enacted tax rates	147,216	-
Change in valuation allowance	306,812	669,050
Income tax recovery	$-	$-

The Company’s deferred tax assets are as follows:

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007

Deferred tax assets:
Loss carryforwards and tax pools	$4,647,862	$4,341,050
Valuation allowance	(4,647,862)	(4,341,050)
Net deferred income tax assets	$-	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company has not filed income tax returns for several years for the US entities within the consolidated group of companies. Canadian corporate tax returns to the end of 2007 have been filed but as at March 30,2009 had not been assessed.    Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures.  Upon filing and/or review there could be penalties and interest assessed.  Such penalties vary by jurisdiction and by assessing practices and authorities.  As the Company has incurred losses since inception anticipated risk for exposure to penalties for income tax liability is determined to be low..  However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions.  Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, inter-company charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material. (Note 10)

Disclosure concerning certain carry-forward tax pools, temporary and permanent timing differences in tax basis versus reported amounts may be impacted by assessing practices and tax code regulations when income tax returns are filed up to date.  As a 100% valuation allowance has been provided against deferred tax assets as reported in the Company’s annual consolidated financial statements, there would be no significant net impact expected to the current and deferred income tax disclosures or reconciliations reported.

Management is not currently able to assess the likelihood of the imposition of penalties or interest arising from delinquent filings.  Nor can a reasonable or reliable estimate of such liability, if any, be made at this time.  Management intends to bring all of the Company’s tax filings and compliance requirements up to date as Company resources permit.

NOTE 9:                      SUPPLEMENTAL CASH FLOW INFORMATION AND
NON-CASH INVESTING AND FINANCING ACTIVITIES

On April 8, 2008, the Company issued 300,000 shares of restricted common stock with an estimated fair value of $0.30 per share, pursuant to a consulting services agreement.  The $90,000 fair value of the issued shares has been recorded as stock-based consulting fees (refer to Note 7).

	December 31, 2008	December 31, 2007

Interest paid in cash	$-	$53,400
Income taxes paid	$-	$-

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Contingency
As described in Note 8, the Company has not filed income tax returns for several years in certain operating jurisdictions. The company may be subject to possible compliance penalties and interest.

Management is currently not able to make a reliably measurable provision for possible liability for penalties and interest, if any, at this time the Company may be liable for such amounts upon assessment. Penalties and interest, if assessed in the future, will be recorded in the period such amounts are determinable.

Commitment
The Company signed an agreement effective October 1st 2008 with an arms length consulting firm in the United States to assist in strategic planning, debt consolidation and negotiation, strategic partnering, mergers, acquisition and near and long term financing. Pursuant to such Agreement the consulting firm will be compensated $10,000 a month for the term of the Agreement (36 months with mutual cancellation clauses upon notice). Continuation of the agreement is subject to the deliverables outlined therein including strategic planning, successful debt consolidation and restructuring and funding of at least $750,000. After certain restructuring efforts have taken place, the consulting firm would be provided with a mobilization fee of $75,000, issued 2 million common shares and three tranches of warrants, the first priced at the market when issued and the subsequent warrants at 50% and 100% premiums, respectively, to the first set of warrants. As at March 30, 2009 the deliverables had not been met and only the monthly consulting fee has been incurred.

Upon achievement of deliverables any stock based commitments will be valued at the measurement date in the period of such commitment.

As at March 31, 2009 the parties were addressing plans to complete the steps necessary to achieve the deliverables. However, they had not been achieved.

NOTE 11:                      SUBSEQUENT EVENTS

On and around February 4, 2009, the Company entered into a series of secured loan agreements pursuant to which it issued secured convertible debentures (the “Debentures”) with a term of 180 days.  The Debentures total a principal amount of $120,000 and carries a per annum interest rate of 30%.  In connection with the issuance of the Debenture, the Company entered into a Security Agreement with the Debenture holders secured with all of the Company’s assets, including the Company’s tangible assets and patents and patent applications, until there has been full compliance with the terms of the Debentures.

In connection with the Debentures, the Company issued warrants to purchase 20,000 shares of its common stock for every $1,000 in face amount of the Debentures for a total of 2,400,000 warrants.  The Warrants have a term of two years from the date of issuance.  A holder of the Warrants may exercise those Warrants at $0.02 subject to adjustments upon the occurrence of certain events like stock splits.  The Company has agreed that any shares into which the Debenture can be converted or into which the Warrants may be exercised shall be included in any registration statement that the Company may elect to file for the registration of its common stock.

The Secured Loan Agreements and the Security Agreement authorize the Company to issue up to another $55,000 of Debentures and 1,100,000 Warrants to additional investors.

The terms of this funding contain onerous security provisions, interest rates and performance requirements. Due to difficulties in raising funds in the capital markets in early 2009, management arranged this financing with private lenders under the specified terms as certain critical expenditures had to be met to sustain the Company.   Although there is no certainty, management believes the Company will secure adequate funding prior to the maturity date to repay the loan and release the secured collateral.

In relation to the financing subsequent to the year end, finders’ fee of $10,000 was paid.

NOTE 12:                      COMPARATIVE FIGURES

Certain of the comparative figures have been reclassified to conform to the current period’s presentation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Management’s Report on Internal Control Over Financial Reporting
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A.  The Company's internal control over financial reporting is a process designed under the supervision of the Company's Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles (“US GAAP”).

As of December 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as at December 31, 2008 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed at the time in which the internal control procedures were implemented that adversely affected our internal controls and that may be considered to be a material weakness.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate entity level controls due to: (i) weak tone at the top to implement an effective control environment, and (ii) ineffective audit committee due to a lack of a majority of independent members (1 of 3) on the current audit committee and a lack of a majority of outside directors on our board of directors; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have a material adverse effect on the Company's financial results for the fiscal year ended December 31, 2008.  However, management believes that the material weaknesses in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

We are committed to improving our financial organization.  As part of this commitment, when resources become available to us we will i) expand our personnel improving segregate duties consistent with control objectives, ii) appoint one or more outside directors to our board of directors who shall be appointed to our audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management; and iii) prepare and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the ineffective audit committee and a lack of a majority of outside directors on our Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel will result in improved segregation of duties and provide more checks and balances within the financial reporting department.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Denis Corin	35	President, Chief Executive Officer, Principal Executive Officer
Patrick A. McGowan	68	Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a Director
Alan P. Lindsay	57	Chairman, Director
Glynn Wilson	60	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Denis Corin
Mr. Corin has served as our President and Chief Executive Officer of the Company since November of 2006.  Mr. Corin is a management consultant with experience in large pharmaceutical (Novartis), diagnostic instrumentation companies (Beckman Coulter) as well as the small cap biotech arena (MIV Therapeutics).  He holds a double major, Bachelors degree in Economics and Marketing, from the University of Natal, South Africa.

Patrick A. McGowan
Mr. McGowan has served as a director and as our Secretary, Treasurer, Chief Financial Officer and Principal Accounting Officer since December of 2005.  Mr. McGowan is a management consultant specializing in assisting public companies with financing, regulatory filings, administration and business plans.  From November 2001 to the present, he has been engaged by MIV Therapeutics, Inc. (“MIVT”) to serve as its Executive Vice President and CFO, and to assume responsibility for negotiations with attorneys, auditors and financial institutions and the day to day business operations of MIVT.  From September 1997 to the time he joined MIVT, Mr. McGowan served as CEO of American Petro-Hunter, Inc. (“American”), an oil exploration company with duties including reviewing business proposals, writing business plans and approving corporate filings.  Mr. McGowan was also responsible for all legal matters and functional areas of business for American, including administration, accounting, contract negotiations, banking, writing press releases and overseeing regulatory filings.  American is currently listed on the OTCBB.  Mr. McGowan obtained his Masters of Business Administration from the University of Western Ontario in 1965, and his Bachelors of Science from the University of Oregon in 1963.

Alan P. Lindsay
Mr. Lindsay has served as a director of the Company since December of 2005.  He has extensive experience in building companies and taking them public on recognized stock exchanges.  Mr. Lindsay has been the Chairman, President and CEO of MIVT, a reporting company listed on the OTCBB, since October of 2001.  Before coming to MIVT, Mr. Lindsay was the Chairman, President and CEO of Azco Mining Inc. (“Azco”), a base metals exploration company he co-founded and took public on the Toronto and American Stock Exchanges.  Mr. Lindsay served as Azco’s CEO and President from 1991 to 1994, as its Chairman and CEO from 1994 to 1997 and as its President, Chairman and CEO from 1997-2000.  Azco was listed on the Toronto Stock Exchange in 1993 and on the American Stock Exchange in 1994.  Mr. Lindsay was also the Chairman of GeneMax Pharmaceuticals Inc., the predecessor non-reporting company to the Company, which he co-founded 1999 and assisted with its financing.  Mr. Lindsay resigned as Chairman prior to the Company going public, and as director shortly afterward.  In 2002, GeneMax Pharmaceuticals Inc. was taken public through a reverse take over and was listed on the OTCBB as the present Company.  Mr. Lindsay was also formerly responsible for building a significant business and marketing organization in Vancouver, B.C., Canada, for Manulife Financial, a major international financial services corporation.

Glynn Wilson
Dr. Wilson has served as a director of the Company since February of 2005.  Dr. Wilson is an internationally renowned expert in drug delivery technologies.  Dr. Wilson was the Worldwide Head of Drug Delivery at SmithKline Beecham from 1989 to 1994, and the Chief Scientific Officer at Tacora Corporation from 1994 to 1997.  Dr. Wilson was the Vice-President, R&D, at Access Pharmaceuticals from 1997 to 1998, and the President and CEO of PharmaSpec Corporation from 1999 to 2000.  Most recently Dr. Wilson is President and Chief Scientific Officer of Auriga Pharmaceuticals, a public specialty pharmaceutical company.  He is President and CEO of the GW Group.  Dr. Wilson obtained his Ph.D. in Biochemistry, at Heriot-Watt University, Edinburgh in 1972.  He has been an adjunct professor, Pharmaceutics and Pharmaceutical Chemistry, at the University of Utah since 1994, and was a faculty member at Rockefeller University, New York, in the laboratory of the Nobel Laureates, Sanford Moore and William Stein, from 1974 to 1979.

Term of Office
Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until they resign or are removed from the board in accordance with our bylaws.  Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees
We have no significant employees other than our executive officers.

Audit Committee
Our Board of Directors has established an Audit Committee which functions pursuant to a written charter adopted by our Board of Directors in March 2004.  The members of our Audit Committee are Messrs. McGowan and Lindsay and Dr. Wilson.

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

Involvement in Certain Legal Proceedings
None of our directors, executive officers or control persons has been involved in any of the following events during the past five years: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics
We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We plan to adopt a code of ethics in the near future.

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC.  Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.  Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended July 31, 2008.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
The following table sets forth the compensation paid to our Principal Executive Officer during our fiscal years ended December 31, 2008 and December 31, 2007:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Denis Corin President, CEO & Principal Executive Officer	2008 2007	132,000 102,546	Nil 40,000	Nil Nil	Nil 120,000	Nil Nil	133,332 262,546

The amounts represent fees paid or accrued by us to the Principal Executive Officer during the past year pursuant to various employment and consulting services agreements, as between us and the Principal Executive Officer, which is described below.  Our Principal Executive Officer is also reimbursed for any out-of-pocket expenses incurred by him in connection with his duties.  We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

The following table sets forth information as at December 31, 2008 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End Table
Name	Number of Securities Underlying Unexercised Options (exercisable)	Number of Securities Underlying Unexercised Options (unexercisable)	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Denis Corin President, CEO & Principal Executive Officer	800,000	Nil	Nil	$0.25	06/08/17

The following table sets forth information relating to compensation paid to our directors in the fiscal year ended December 31, 2008:

Director Compensation Table
Name	Year	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Alan P. Lindsay	2008 2007	100,000 99,997	Nil Nil	Nil 168,000	Nil Nil	100,000 267,997
Glynn Wilson	2008 2007	42,000 10,500	Nil Nil	Nil 76,000	Nil Nil	42,000 86,500
Patrick A. McGowan	2008 2007	34,162 33,589	Nil Nil	Nil 76,000	Nil Nil	34,162 109,589

Employment, Consulting and Services Agreements
The following summary of certain material terms of the employment, consulting or services agreements we have entered into with certain of our officers or employees is not complete and is qualified in its entirety to the full text of each such agreement, which have been filed with the SEC as described in the list of exhibits to this annual report.

Corin Executive Services Agreements
On November 17, 2006, our Board of Directors, in consultation with our Compensation Committee, completed an executive services agreement with Denis Corin, our President and CEO.  The terms of the agreement, as determined by our Compensation Committee, provides for, among other matters, the provision for monthly consulting fees of approximately $4,300 (CAN$5,000) during an eight-month initial term, and the granting of an aggregate of not less that 400,000 stock options to acquire a similar number of our common shares at an exercise price of $0.25 per share for a period of not less than five years from the date of grant.

On June 30, 2007, with an effective date of May 1, 2007, our Board of Directors approved an amended executive services agreement with Mr. Corin with a one year term.  The amended agreement, provides for an increase in the month consulting fees to $10,000 USD per month through the term of the agreement, and an increase providing for the granting of an aggregate of not less than 800,000 stock options to acquire a similar number of our common shares at an exercise price of $0.25 per share for a period of not less than five years from the date of grant.

Lindsay Executive Services Agreement
On November 17, 2006, with an effective of July 1, 2006, our Board of Directors, in consultation with our Compensation Committee, completed an executive services agreement with Alan P. Lindsay, one of our directors.  The terms of the agreement, as determined by our Compensation Committee, provides for, among other matters, the provision for a service bonus payment to Mr. Lindsay’s management company in the amount of $50,000, the provision for monthly consulting fees of $8,333 during a one-year initial term, and the granting of an aggregate of not less than 600,000 stock options to acquire a similar number of our common shares at an exercise price of $0.25 per share for a period of not less than five years from the date of grant.

McGowan Executive Services Agreement
On November 17, 2006, with an effective of July 1, 2006, our Board of Directors, in consultation with our Compensation Committee, completed an executive services agreement with Patrick A. McGowan, our Secretary, CFO and one of our directors.  The terms of the agreement, as determined by our Compensation Committee, provides for, among other matters, the provision for a service bonus payment to Mr. McGowan in the amount of approximately $16,104 (CAN$18,000), the provision for monthly consulting fees of approximately $2,790 (CAN$3,000) during a one-year initial term, and the granting of an aggregate of not less than 200,000  stock options to acquire a similar number of our common shares at an exercise price of $0.25 per share for a period of not less than five years from the date of grant.

We have a compensation committee is comprised of Msrs Lindsay, McGowan, Wilson.  All compensation is recommended and resolved by the compensation committee and board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this Annual Report certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o TapImmune Inc., Unit 2, 3590 West 41st Avenue, Vancouver, British Columbia, Canada, V6N 3E6.  Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
Directors and Officers:
Denis Corin Vancouver, British Columbia, Canada	960,000 (2)	3.8%
Patrick A. McGowan Vancouver, British Columbia, Canada	581,432 (3)	2.4%
Alan P. Lindsay Vancouver, British Columbia, Canada	1,431,464 (4)	5.7%
Glynn Wilson Vancouver, British Columbia, Canada	400,000 (5)	1.6%
All executive officers and directors as a group (4 persons)	3,372,896	13.6%
Major Stockholders:
Wilfred A. Jefferies 12596 23rd Avenue Vancouver, British Columbia, Canada	3,951,902 (6)	15.5%
Arasha Group Ltd. 35A Regent Street Belize City, Belize	1,400,000	5.8%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report.  As of the date of this Annual Report, there were 24,149,827 shares issued and outstanding.  Beneficial ownership amounts reflect the reverse stock split effective June 28, 2007.

(2)
This figure includes: (i) 110,000 shares of common stock; (ii) 50,000 common share purchase warrants, and (iii) 800,000 options to acquire an equivalent number of common shares at $0.25 for 10 years granted.

(3)	This figure includes: (i) 181,432 shares of common stock; and (ii) 400,000 options to acquire an equivalent number of common shares at $0.25 for 10 years granted.
(4)
This figure includes: (i) 10,800 shares of common stock; (ii) 566,664 shares of common stock held by Alan Lindsay & Associates Inc.; (iii) 54,000 common share purchase warrants, and (iv) 800,000 options to acquire an equivalent number of common shares at $0.25 for 10 years granted.

(5)	This figure includes 400,000 options to acquire an equivalent number of common shares at $0.25 for 10 years granted.
(6)
This figure includes: (i) 1,443,716 shares of common stock; (ii) 1,108,186 shares of common stock held by 442668 B.C. Ltd.; and (iii) 2,200,000 options to acquire an equivalent number of common shares at $0.25 for 10 years granted; of which 400,000 do not vest until June 8, 2009, and 400,000 do not vest until June 8, 2010.

Notwithstanding the pooling agreement described under “Certain Relationships and Related Transactions”, there are no arrangements or understanding among the parties set out above or their respective associates or affiliates concerning election of directors or any other matters which may require shareholder approval.

Changes in Control
We are unaware of any contract, or other arrangement or provision, the operation of which may at a subsequent date result in a change of control of our Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has had any material interest, direct or indirect, in any transaction with us during our last fiscal year or in any presently proposed transaction that has or will materially affect us:

1.	any of our directors or officers;
2.	any person proposed as a nominee for election as a director;
3.	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; or
4.	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We had transactions with certain of our officers and directors during our fiscal year ended December 31, 2008 as follows:

a)
incurred $308,162 (2007 - $286,632) in management fees and recorded an additional $172,668 (2007 - $654,722) in stock based compensation expense for the fair value of options granted to management that were vested during the period;

b)
incurred $74,579 (2007 - $167,233) in research and development fees to related parties, of which $28,114 (2007 - $112,313) was to the former Chief Science Officer and $46,466 (2007 - $54,920) was paid to a direct family member of a current officer;

c)
incurred $16,932 (2007 - $6,625) in interest and finance charges on a $125,000 promissory note due to a company related through a direct family member of a current director (refer to Note 5(ii)); incurred $27,090 (2007 - $8,022) in interest and finance charges on a $200,000 promissory note due to the same company;  and incurred $35,369 (2007 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection with extending the terms of the $125,000 and $200,000 notes through March 30, 2009 (refer to Note 5(iii));

d)
issued a $27,000 promissory note bearing interest at 18% per annum and including 54,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to a company controlled by a director of the Company, incurred $3,196 (2007 - $Nil) in interest and finance charges on the $27,000 promissory note, and incurred $3,757 (2007 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 31, 2009 (refer to Note 5(vi));

e)
issued a $200,000 promissory note bearing interest at 18% per annum and including 400,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to a company related through a family member of an officer of the Company, and incurred $22,784 (2007 - $Nil) in interest and finance charges on the $200,000 promissory note (refer to Note 5(vii));

incurred $62,620 (2007 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the terms of the $200,000 and $250,000 notes through March 30, 2009 (refer to Note 5(viii));
f)
issued a $25,000 promissory note bearing interest at 18% per annum and including 50,000 non-transferable and registerable share purchase warrants with an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date to an officer of the Company, incurred $2,836 (2007 - $Nil) in interest and finance charges on the $25,000 promissory note, and incurred $3,479 (2007 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 30, 2009 (refer to Note 5(ix));

issued a $10,000 promissory note bearing interest at 18% per annum and including an agreement to issue 200,000 transferable and registerable share purchase warrants with an exercise price of $0.01 per share for an exercise period of up to two years from the issuance date to the same officer of the Company, incurred $150 (2007 - $Nil) in interest and finance charges on the $10,000 promissory note, and incurred $3,407 (2007 - $Nil) in interest and finance charges related to the agreement to issue warrants (refer to Note 5(ix));
g)
In January, 2009, bonuses in the amounts of $20,000 and $25,000 were granted to a director and an officer of the Company respectively as compensation for their work in 2008, and are recorded as due to related parties at December 31, 2008.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2008 and 2007.  Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2008	Year Ended December 31, 2007

Audit Fees	$28,000	$37,500
Audit Related Fees	$21,100	$23,950
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
	$49,100	$61,450

Audit Fees
Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees
Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees
Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees
All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors
It is our audit committee’s policy to pre-approve all audit and permissible non-audit services performed by the independent auditors.  We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.                      EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit Number	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.

By:           /s/ Denis Corin
Denis Corin
President, Chief Executive Officer and Principal Executive Officer
Date: May 8, 2009

By:          /s/ Patrick McGowan
Patrick A. McGowan
Secretary, Treasurer and Chief Financial Officer,Acting Principal Accounting Officer and a director
Date: May 8, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Alan P. Lindsay
Alan P. Lindsay
A director
Date: May 8, 2009

By:           /s/ Glynn Wilson
Glynn Wilson
A director
Date: May 8, 2009