Form 10-Q
period 2009-03-31
TAPIMMUNE INC
filed 2009-05-15
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

☐           Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-27239

TAPIMMUNE INC.
(Name of registrant in its charter)
NEVADA	88-0277072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 NW Gilman Blvd, Suite 486 Issaquah, WA	98027
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐   No  ☒

As of May 14, 2009, the Company had 24,149,827 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$4,741	$987
Due from government agency	32,770	33,263
Prepaid expenses and deposits	-	9,520
	37,511	43,770

Furniture and Equipment, net (Note 3)	7,271	9,139

	$44,782	$52,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,609,429	$1,492,586
Research agreement obligations (Note 4)	229,972	243,598
Convertible notes payable (Note 5)	56,633	56,633
Notes payable and secured loan (Note 5)	988,667	763,327
Due to related parties (Note 6)	574,705	520,138
	3,459,406	3,076,282

Commitments and Contingencies (Notes 1, 4, 5, 7, and 9)

Stockholders’ Deficit
Capital stock (Note 7)
Common stock, $0.001 par value, 500,000,000 shares authorized
24,149,827 shares issued and outstanding (2008 – 24,149,827)	24,150	24,150
Additional paid-in capital	17,818,076	17,500,559
Shares and warrants to be issued (Notes 5 and 7)	67,400	323,750
Deficit accumulated during the development stage	(21,264,524)	(20,812,106)
Accumulated other comprehensive loss	(59,726)	(59,726)
	(3,414,624)	(3,023,373)

	$44,782	$52,909

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		July 27, 1999 (inception) to March 31,
	2009	2008	2009

Expenses
Consulting fees	$40,000	$ 35,166	$ 1,258,867
Consulting fees – stock-based (Note 7)	-	36,900	3,285,775
Depreciation	1,868	1,869	211,354
Gain on settlement of debts	-	-	(173,010)
General and administrative	23,333	28,981	2,346,643
Interest and finance charges (Note 5)	199,916	214,550	2,921,585
Management fees (Note 6)	75,642	77,537	2,009,877
Management fees – stock-based (Note 7)	13,167	85,167	840,557
Professional fees	108,009	134,853	2,749,231
Research and development (Note 6)	24,381	61,782	5,348,732
Research and development – stock-based	-	-	612,000
	486,316	676,805	21,411,611

Net Loss Before Other Items	(486,316)	(676,805)	(21,411,611)

Other Items
Foreign exchange gain	33,898	-	116,557
Interest income	-	-	30,530

Net Loss for the Period	(452,418)	(676,805)	(21,264,524)

Deficit Accumulated During the Development Stage, beginning of period	(20,812,106)	(18,616,167)	-

Deficit Accumulated During the Development Stage, end of period	$(21,264,524)	$(19,292,972)	$(21,264,524)

Basic and Diluted Net Loss per Share	$(0.02)	$ (0.03)

Weighted Average Number of Common Shares Outstanding	24,149,827	23,502,681

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,	July 27, 1999 (inception) to March 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(452,418)	$(676,805)	$(21,264,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,868	1,869	211,355
Gain on settlement of debts	-	-	(173,010)
Non-cash interest and finance fees	153,340	203,581	2,628,174
Stock-based compensation	13,167	122,067	4,754,582
Changes in operating assets and liabilities:
Due from government agency	493	(1,136)	(32,770)
Prepaid expenses and receivables	9,520	16,997	6,000
Accounts payable and accrued liabilities	116,843	132,154	1,971,612
Research agreement obligations	(13,626)	(26,723)	229,972
Net Cash Used in Operating Activities	(170,813)	(227,996)	(11,668,609)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	-	-	8,922,125
Convertible notes	-	(10,000)	308,450
Notes and loans payable	120,000	-	904,845
Advances from related parties	54,567	89,997	1,333,183
Net Cash Provided by Financing Activities	174,567	79,997	11,468,603

Net Increase (Decrease) in Cash	3,754	(147,999)	4,741

Cash, Beginning of Period	987	167,539	-

Cash, End of Period	$4,741	$19,540	$4,741

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 (UNAUDITED)

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at March 31, 2009, the Company has a working capital deficiency of $3,421,895, a capital deficiency of $3,414,624, and has incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations.  Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding.  The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements.  The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

As indicated in Note 5 to these financial statements a number of debt obligations are in default.

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

Management has retained a consulting firm to assist in debt restructuring, strategic planning, fianincg and forward planning. As a result of this work, a significant debt restructuring through debt for equity is expected in the next reporting period.

There is no certainty that the Company will be able to raise sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

NOTE 2:                      UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR AN INTERIM PERIOD

These unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the securities and exchange commission.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  These unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K.  In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 3:                      FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following at:

	March 31, 2009	December 31, 2008
	(Unaudited)

Computer equipment	$4,533	$4,533
Furniture and fixtures	3,161	3,161
Laboratory equipment	16,704	16,704
	24,398	24,398
Less: accumulated depreciation	(17,127)	(15,259)

	$7,271	$9,139

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

Effective June 6, 2005, Crucell gave the Company notice of default whereby the Company had six months to remedy the unpaid option maintenance payments of $236,880 (€200,000) owing as at December 31, 2005.  On November 16, 2005, Crucell provided notice of termination by default due the Company’s failure to remedy the default within the required six month period.  In May 2006, the Company negotiated a reinstatement of the original research and license option agreement with Crucell and paid Crucell on April 20, 2006 €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, the Company would pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006, as of March 31, 2009) and a €75,000 annual license fee (outstanding at March 31, 2009) to maintain the reinstated agreement in good standing.  In January, 2008 the Company paid €27,316 ($40,000) towards the outstanding balance and at March 31, 2009 €172,801 ($229,972) has been included in research agreement obligations for the Crucell agreement and is outstanding under the terms of the agreement.

The agreement is currently in default and management is attempting to negotiate a revised payment schedule for the remaining balance, and a continued working relationship.  Management has proposed that Crucell would hold the license in a dormant state until the Company can initiate manufacturing and scheduled payments for the license.  While management is confident, and based on discussions with Crucell of the proposed future relationship, we cannot be certain that all the conditions will be met to continue the licensing arrangement.  Should we not be able to reinstate our Crucell license, the Company would be forced to use alternate cell lines for manufacturing.  Alternatives have already been considered and investigated.  As at March 31, 2009 there remains some uncertainty over the satisfactory completion of arrangements with Crucell, however; formal documents are currently being reviewed.

Operating Lease
In March 2007, the Company entered into a laboratory lease that expires in February 2012.  The terms of the operating lease agreement require the Company to make minimum monthly payments of approximately $2,058 (CAN $2,520).  The lease contract is in default and a remedy is being negotiated.  The Company will no longer require the use of these premises.

Combined Research and Operating Obligations
The Company has obligations under various agreements that expire through February 2012.  The aggregate minimum annual payments for the years ending March 31 are as follows:

2010                                                     $ 32,304
2011                   32,304
2012                                                        29,612
                  $ 94,220

NOTE 5:                      CONVERTIBLE DEBT AND PROMISSORY NOTES PAYABLE

Over the past several years the Company has obtained financing from related and unrelated parties under challenging conditions.  The Company has been successful to date in sustaining operations by raising additional capital, by renegotiating or replacing debt instruments and by extending terms and conditions when default has occurred.  These forms of financing are restrictive and costly from a market risk perspective and are restrictive from a legal and operational perspective.  As a consequence of debt restructuring there has been substantial dilution and potential dilution to shareholders through stock based payments and commitments required to continue or renew debt arrangements.  The Company continues to be at high risk for interest rate exposure, liquidity, solvency and for debt renewal.  As of March 31, 2009, virtually all of the Company’s promissory note debt instruments are in default.

The following is a summary of debt instrument transactions that are relevant to the current and prior year:

	Face Value	Unamortized Warrant Discount	March 31, 2009	December 31, 2008
			(Unaudited)

2004 Convertible Debenture	$56,633	$-	$56,633	$56,633

2007 Promissory Notes
Note 1, 12%, due March 30, 2009	125,000	-	125,000	109,277
Note 2, 12%, due March 30, 2009	200,000	-	200,000	174,842

2008 Promissory Notes
Note 1, 18%, due March 30, 2009	65,000	-	65,000	54,545
Note 2, 18%, due March 30, 2009	27,000	-	27,000	22,657
Note 3, 18%, due March 30, 2009	200,000	-	200,000	167,831
Note 4, 18%, due March 30, 2009	250,000	-	250,000	209,789
Note 5, 18%, due March 30, 2009	25,000	-	25,000	20,979
Note 6, 18%, due March 30, 2009	10,000	-	10,000	3,407
	902,000	-	902,000	763,327

2009 Secured Loan Agreement
Notes, 30%, due October 4, 2009	120,000	(33,333)	86,667	-

	$958,633	$(33,333)	$1,045,300	$819,960

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

At March 31, 2009, the principal amount of  $56,633 (2008 - $56,633) was outstanding for the convertible notes, and interest of $16,142 (2008 - $15,025) has been accrued and included in accounts payable and accrued liabilities.

ii)  2007 Promissory Note 1
On August 31, 2007, the Company issued an unsecured promissory note to a Company related through a family member of a director of the Company (refer to Note 6) in the principal amount of $125,000.  The promissory note matured on September 28, 2007 and bears interest at 12% per annum.  As partial consideration for the promissory note, on October 31, 2007, the Company issued to the lender, as fully paid and non-assessable, 125,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.30 per Warrant Share for an exercise period of up to one year from the issuance date.  The fair value of the warrants was determined by management at $18,104 recorded as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.27%, a dividend yield of 0%, and an expected volatility of 125%.

On December 18, 2007, the Company signed an agreement to extend the terms of the 2007 Promissory Note through February 28, 2008.  As consideration for the extension, the Company agreed to issue to the lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to three years from the issuance date.  The fair value of the warrants was determined by management to be $44,000 recorded as a warrant issuance obligation and expensed as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.21%, a dividend yield of 0%, and an expected volatility of 106%.  At March 31, 2009 the warrants were not issued.

At March 31, 2009, no repayment was made to the principal amount and interest of $29,104 (2008 - $23,556) has been accrued and included in accounts payable and accrued liabilities.

iii)  2007 Convertible Promissory Note 2
On August 31, 2007, the Company issued to the holder of 2007 Promissory Note 1 a second promissory note (refer to Note 6) in the principal amount of $200,000.  The note bears interest at 12% per annum and is due on demand.

At March 31, 2009, no repayment had been made to the principal amount and interest of $43,989 (2008 - $35,112) has been accrued and included in accounts payable and accrued liabilities.

Effective October 15, 2008, the two 2007 promissory notes (Notes 5(ii) and (iii)) were renewed through March 30, 2009.  Although March 30, 2009 has passed, the Company has not paid the principal on these promissory notes.  In consideration for the renewal, the Company issued 1,525,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009.  Management estimated the fair value of the 1,525,000 Warrants to be $76,250 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

iv)  2008 Promissory Note 1
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

Effective October 15, 2008, the 2008 promissory note was renewed through March 30, 2009.  Although March 30, 2009 has passed, the Company has not paid the principal on this promissory note.  In consideration for the renewal, the Company issued 390,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009.  Management estimated the fair value of the 390,000 Warrants to be $19,500 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

At March 31, 2009, no repayment has been made to the principal amount and interest of $11,379 (2008 - $8,495) has been accrued and included in accounts payable and accrued liabilities.

v)  2008 Promissory Note 2
On May 5, 2008, the Company issued an unsecured promissory note to a company controlled by a director of the Company (refer to Note 6) in the principal amount of $27,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 54,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,720 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $9,720 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $27,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.94%, a dividend yield of 0%, and an expected volatility of 117%.

Effective October 15, 2008, 2008 Promissory Note 2 was renewed through March 30, 2009.  Although March 30, 2009 has passed, the Company has not paid the principal on this promissory note.  In consideration for the renewal, the Company issued 162,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009.  Management estimated the fair value of the 162,000 Warrants to be $8,100 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

At March 31, 2009, no repayment has been made to the principal amount and interest of $4,394 (2008 - $3,196) has been accrued and included in accounts payable and accrued liabilities.

vi)  2008 Promissory Note 3
On May 14, 2008, the Company issued an unsecured promissory note to a company related through a family member of an officer of the Company (refer to Note 6) in the principal amount of $200,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 400,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $76,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $76,000 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $200,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

At March 31, 2009, no repayment has been made to the principal amount and interest of $31,660 (2008 - $22,784) has been accrued and included in accounts payable and accrued liabilities.

vii)  2008 Promissory Note 4
On May 22, 2008, the Company issued to the holder of 2008 Promissory Note 3 a second  unsecured promissory note (refer to Note 6) in the principal amount of $250,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 500,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $90,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $90,000 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $250,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.07%, a dividend yield of 0%, and an expected volatility of 117%.

At March 31, 2009, no repayment has been made to the principal amount and interest of $38,589 (2008 - $27,493) has been accrued and included in accounts payable and accrued liabilities.

Effective October 15, 2008, 2008 Promissory Notes 3 and 4 (Note 5(vi) and (vii)) were renewed through March 30, 2009.  Although March 30, 2009 has passed, the Company has not paid the principal on these promissory notes.  In consideration for the renewal, the Company issued 2,700,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009.  Management estimated the fair value of the 2,700,000 Warrants to be $135,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

viii)  2008 Promissory Note 5
On May 15, 2008, the Company issued an unsecured promissory note to an officer of the Company (refer to Note 6) in the principal amount of $25,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 50,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.25 per Warrant Share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $9,000 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $25,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

Effective October 15, 2008, this promissory note was renewed through March 30, 2009.  Although March 30, 2009 has passed, the Company has not paid the principal on this promissory note. In consideration for the renewal, the Company issued 150,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009.  Management estimated the fair value of the 150,000 Warrants to be $7,500 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

At March 31, 2009, no repayment has been made to the principal amount and interest of $3,945 (2008 - $2,836) has been accrued and included in the accounts payable and accrued liabilities.

ix)  2008 Promissory Note 6
On November 15, 2008 the Company issued the holder of Promissory Note 5 a second promissory note (refer to Note 6) in the principal amount of $10,000 that bears interest at 18% per annum, due on March 30, 2009.  Although March 30, 2009 has passed, the Company has not paid the principal on this promissory note.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 200,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009.  Management estimated the fair value of the 200,000 Warrants to be $10,000, because the Black-Scholes option pricing model resulted in a value of $18,000, higher than the principal amount, with an expected life of 2 years, a risk free interest rate of 1.22%, a dividend yield of 0%, and an expected volatility of 190%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

At March 31, 2009, no repayment has been made to the principal amount and interest of $594 (2008 - $150) has been accrued and included in accounts payable and accrued liabilities.

x)  2009 Secured Loan Agreement
On February 4, 2009, the Company entered into a secured loan agreement pursuant to which it issued secured convertible debentures (the “Debentures”) with a term of 180 days.  The Debentures total a principal amount of $120,000 and carry a per annum interest rate of 30%.  In connection with the issuance of the Debentures, the Company entered into a Security Agreement with the Debenture holders secured by all of the Company’s assets, including the Company’s tangible assets and patents and patent applications, until there has been full compliance with the terms of the Debentures.

In connection with the Debentures, the Company issued warrants to purchase 20,000 shares of its common stock for every $1,000 in face amount of the Debentures for a total of 2,400,000 warrants.  The Warrants have a term of two years from the date of issuance.  A holder of the Warrants may exercise those Warrants at $0.02 subject to adjustments upon the occurrence of certain events like stock splits.  The Company has agreed that any shares into which the Debenture can be converted or into which the Warrants may be exercised shall be included in any registration statement that the Company may elect to file for the registration of its common stock.  Management estimated the fair value of the 2,400,000 Warrants to be $48,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.23%, a dividend yield of 0%, and an expected volatility of 224%.  The fair value of the warrants was recorded as a discount to the notes and is being amortized over the term of the agreement.

At March 31, 2009, no repayment has been made to the principal amount and interest of $5,425 (2008 - $Nil) has been accrued and included in accounts payable and accrued liabilities.

NOTE 6:                      RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)
incurred $75,642 (2008 - $77,537) in management fees, and recorded $13,167 (2008 - $85,167) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(b)
incurred $Nil (2008 - $44,343) in research and development fees to related parties, of which $Nil (2008 - $29,878) was to the former Chief Science Officer (CSO) and $Nil (2008 - $14,465) was paid or payable to a direct family member of a current officer;

(c)
incurred $5,548 (2008 - $3,740) in interest and finance charges on a $125,000 promissory note due to a company related through a direct family member of a current director (refer to Note 5(ii)); incurred $8,877 (2008 - $5,984) in interest and finance charges on a $200,000 convertible promissory note due to the same company (refer to Note 5(iii)); and incurred $40,881 (2008 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection with extending the terms of the $125,000 and $200,000 notes through March 30, 2009 (refer to Note 5(iii));

(d)
incurred $1,198 (2008 - $Nil) in interest and finance charges on a $27,000 promissory note issued to a company controlled by a director of the Company, and incurred $4,343 (2008 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 30, 2009 (refer to Note 5(v));

(e)
incurred $8,877 (2008 - $Nil) in interest and finance charges on a $200,000 promissory note issued to a company related through a family member of an officer of the Company (refer to Note 5(vi)); incurred $11,096 (2008 - $Nil) in interest and finance charges on a $250,000 promissory note issued to the same company (refer to Note 5(vii)); and incurred $72,380 (2008 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the terms of the $200,000 and $250,000 notes through March 30, 2009 (refer to Note 5(vii));

(f)
incurred $1,110 (2008 - $Nil) in interest and finance charges on a $25,000 promissory note issued to an officer of the Company, and incurred $4,021 (2008 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 30, 2009 (refer to Note 5(viii)); and

(g)
incurred $444 (2008 - $Nil) in interest and finance charges on a $10,000 promissory note issued to an officer of the Company, and incurred $6,593 (2008 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to the note issuance (refer to Note 5(ix)).

(h)
issued a $15,000 secured promissory note bearing interest at 30% per annum and issued 300,000 transferable and registerable share purchase warrants with an exercise price of $0.02 per share for an exercise period of up to two years from the issuance date to a direct family member of an officer of the Company, incurred $678 (2008 - $Nil) in interest and finance charges on the $15,000 promissory note, and incurred $1,833 (2008 - $Nil) in interest and finance charges related to the issued warrants (refer to Note 5(x));

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is  the amount established and agreed to by the related parties as representing fair value.

At March 31, 2009, the Company had amounts owing to directors and officers of $494,627 (2008 - $438,591), a direct relative of an officer of $29,530 (2008 - $29,530), and the former CSO of $50,548 (2008 - $52,017).  These amounts were in the normal course of operations.  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment, except as described above.

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

2007 Capital Transactions
On December 19, 2007 the Company agreed to issue 120,000 shares of restricted common stock with an estimated fair value of $0.195 per share, pursuant to a consulting services agreement.  As of March 31, 2009, the $23,400 fair value of the shares to be issued has been recorded as an obligation to issue shares and warrants.

2008 Capital Transactions
On April 8, 2008, the Company issued 300,000 shares of restricted common stock with an estimated fair value based on market trading value of $0.30 per share, pursuant to a consulting services agreement.  The $90,000 fair value of the issued shares has been recorded as stock-based consulting fees.  Additionally, pursuant to the consulting services agreement, the Company has committed to issue options to acquire 200,000 shares of the Company’s common stock at an exercise price of $0.25 per share.  The vesting and expiry terms are to be determined at the time of grant.  As of March 31, 2009 the options were not issued.  No stock based compensation has been recorded for this commitment as the fair value  could not be reasonably determined at the commitment date.

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

On June 8, 2007, a total of 6,320,000 stock options were granted (1,640,000 to consultants and 4,680,000 to officers and directors) at an exercise price of $0.25 per share.  The term of these options is ten years.  Of the 6,320,000 options granted, 3,100,000 vested upon grant, 2,420,000 vest in one year, 400,000 vest in two years and 400,000 vest in three years.  The aggregate fair value of these options was estimated at $1,179,600, or $0.19 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected life of 5 years for the options vesting immediately, 4 years for the options vesting in one year, 3 years for the options vesting in two years, and 2 years for the options vesting in three years.  The earned portion of the value of these options during the three months ended March 31, 2009 was $13,167 (2008 - $122,067) of which $Nil (2008 - $36,900) was recorded as stock based consulting and $13,167 (2008 - $85,167) was recorded as stock based management fees.  A balance of $27,444 of unvested stock option compensation value will be expensed over the remaining vesting period.

A summary of the Company’s stock options as of March 31, 2009 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	6,320,000	$0.25	8.43
Issued	-	-	-

Balance, March 31, 2009 (Unaudited)	6,320,000	$0.25	8.19

A summary of the status of the Company’s unvested options as of March 31, 2009 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2008	800,000	$0.20
Vested	(83,333)	$0.20

Unvested, March 31, 2009 (Unaudited)	716,667	$0.20

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

Effective October 15, 2008, the 2007 and 2008 promissory notes (Notes 5(ii) through (viii)) were renewed through March 30, 2009.  In consideration for the renewal, on March 11, 2009 the Company issued 4,927,000 transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The fair value of these warrants was determined to be $246,350, using the Black-Scholes model (assumptions in Note 5).  For the three months ended March 31, 2009, the remaining $132,079 of the total value was expensed as financing costs.

Effective November 25, 2008, the Company agreed to issue, as fully paid and non-assessable, 200,000 non-transferable and registerable share purchase warrants (each a “Warrant”), to acquire an equivalent number of common shares of the Company (each a “Warrant Share”), at an exercise price of $0.01 per Warrant Share and for an exercise period of up to two years from the issuance date.  The warrant obligation was agreed to as part of a promissory note agreement (refer to Note 5 (ix)), and issued on March 11, 2009.  The fair value of these warrants was determined to be $10,000, using the Black-Scholes model (assumptions in Note 5), and recorded in equity as an obligation to issue warrants.  For the three months ended March 31, 2009, the remaining $6,593 of the total value was expensed as financing costs.

In connection with the Debentures, on February 4, 2009 the Company issued warrants to purchase 20,000 shares of its common stock for every $1,000 in face amount of the Debentures for a total of 2,400,000 warrants.  The Warrants have a term of two years from the date of issuance.  A holder of the Warrants may exercise those Warrants at $0.02 subject to adjustments upon the occurrence of certain events like stock splits.  The Company has agreed that any shares into which the Debenture can be converted or into which the Warrants may be exercised shall be included in any registration statement that the Company may elect to file for the registration of its common stock.  Management estimated the fair value of the 2,400,000 Warrants to be $48,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.23%, a dividend yield of 0%, and an expected volatility of 224%.  The fair value of the warrants was recorded as a discount to the notes and is being amortized over the term of the agreement.  For the three months ended March 31, 2009, $14,667 of the total value was expensed as financing costs.

A summary of the Company’s stock purchase warrants as of March 31, 2009 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	11,917,667	$0.25	3.15
Issued	7,527,000	0.01	2.00
Exercised, cancelled or expired	-	-	-

Balance, March 31, 2009 (Unaudited)	19,444,667	$0.16	2.52

NOTE 8:                      SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31,
	2009	2008

Interest paid	$-	$-
Income taxes paid	$-	$-

NOTE 9:                      CONTINGENCY

Contingency
The Company has not filed income tax returns for several years in certain operating jurisdictions, and may be subject to possible compliance penalties and interest.  Management is currently not able to make a reliably measurable provision for possible liability for penalties and interest, if any, at this time the Company may be liable for such amounts upon assessment.  Penalties and interest, if assessed in the future, will be recorded in the period such amounts are determinable.

Commitment
The Company signed an agreement effective October 1,  2008 with an arms length consulting firm in the United States to assist in strategic planning, debt consolidation and negotiation, strategic partnering, mergers, acquisition and near and long term financing.  Pursuant to such Agreement the consulting firm will be compensated $10,000 a month for the term of the Agreement (36 months with mutual cancellation clauses upon notice).  Continuation of the agreement is subject to the deliverables outlined therein including strategic planning, successful debt consolidation and restructuring and funding of at least $750,000.  After certain restructuring efforts have taken place, the consulting firm would be provided with a mobilization fee of $75,000, issued 2 million common shares and three tranches of warrants, the first priced at the market when issued and the subsequent warrants at 50% and 100% premiums, respectively, to the first set of warrants.  As at March 31, 2009 the deliverables had not been met and only the monthly consulting fee has been incurred.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended March 31, 2009 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2009 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview
We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases.  We have conducted a number of successful preclinical studies using our TAP gene technology in combination with adeno virus, with the aim of completing our preclinical trials and filing an Investigational Drug Application for cancer in 15-18 months.  We are also pursuing the development of a vaccine adjuvant for prophylactic  infectious disease vaccines using our TAP technology with the aim of establishing licensing and partnering relationships to generate revenue and advance our pipeline closer to commercial products.

Management believes that an estimated $5,000,000 in conjunction with a significant debt reduction through creditor negotiation and /or equity for debt settlement is required over the next two years for expenses associated with the balance of pre-clinical development and completion of toxicology trials for the TAP Cancer Vaccine and prophylactic vaccine adjuvant and for various operating expenses.  We are encouraged by recent success stories in the small cap biotech arena where larger biotech and pharmaceutical companies have taken significant positions in, or invested in joint development projects with, smaller companies like ours.  Also companies with similar approaches to cancer therapies have achieved posive results in the clinic giving the sector renewed visibility.  Pandemic outbreaks are a constant threat and the recent H1N1 (Swine Flu) outbreak also highlights the critical need for substantial improvements in treatments and availability of vaccine.  This also narrows the focus of the market into an area where we believe we can make an impact.  While the capital markets are still very challenging, we are hopeful that our early success and very promising technology will enable us to raise the required funding to proceed.

Management has been working with a consulting firm over the past few months to determine a workable solution for the Company going forward.  As the Company’s growth has been limited by a significant debt burden, a consulting firm has been engaged to negotiate with various creditors in an effort to restructure certain debt, including the notes mentioned above, and payables thereby placing the Company on a stronger foundation for a subsequent fundraising.  Management is confident that a workable solution can be achieved and a siginificant debt for equity restructure is expecting in the next reporting period.

In conjuction with the restructuring efforts the company recently entered into a series of secured loan agreements. The terms of this funding contain onerous security provisions, interest rates and performance requirements.  Due to difficulties in raising funds in the capital markets in early 2009, management arranged this financing with private lenders under the specified terms as certain critical expenditures had to be met to sustain the Company.  Although there is no certainty, management believes the Company will secure adequate funding prior to the maturity date to repay the loan and release the secured collateral.

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

University of British Columbia Agreement
We had conducted our research and development at the University of British Columbia (“UBC”) under a Collaborative Research Agreement (“CRA”), however, as a consequence of our Option and Settlement Agreement with UBC, we presently plan to conduct or contract out our own research and development and continue to contract out clinical grade production of our TAP based vaccines.  In addition, we have an option on any improvements or related TAP technolpgies coming out of UBC and during this period we executed that option on 3 additional technologies and the related intellectual property.  Final documentation transferring ownership is pending.

Crucell Agreement
Pursuant to the Research License and Option Agreement Crucell granted us a non-exclusive, worldwide license for Crucell’s adenovirus technology and an option for a non-exclusive, worldwide commercial license to manufacture, use, offer for sale, sell and import products using the licensed technology in the therapy of human subjects by administering a modified and proprietary adeno virus vector (used to package our TAP gene technology and deliver it to the target cancer cell in the patient) including, but not limited to, therapeutic gene sequence(s).  Total obligations under this agreement were €450,000.  In May 2006 we negotiated a reinstatement of the original Research and License Option Agreement with Crucell and paid Crucell €123,590 ($151,521) in connection with the reinstatement.  Under the revised terms of the agreement, we were to pay Crucell twelve monthly payments of €10,300 starting May 2006 (paid to October 31, 2006) and a €75,000 annual license fee (adjusted for CPI) in order to keep the reinstated agreement in good standing.  In January, 2008 the Company paid €27,316 ($40,000) towards the outstanding balance and at March 31, 2009 €172,801 ($229,927) has been included in research agreement obligations for the Crucell agreement.  Over the last few months we have had discussions resulting in an informal commitment to hold our license in a dormant state until we are able to meet some of the payment requirements and are funded to continue with our development program.

National Institute of Health Agreement
We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines.  We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.  Under the terms of this agreement we are required to pay a royalty of $2,500 per year.  This license will be regotiated pending funding.

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

TAP Vaccines and other filings
Patent applications have been filed by TapImmune and UBC in respect of our technologies and those currently under assignment.  In December 2006, January, November and December 2007, we made additional filings as continuations or new filings with regard to the same technologies as well as their applications in infectious diseases.  We intend to continue to work with UBC to file additional patent applications with respect to any novel aspects of our technology to further protect our intellectual property portfolio.  As disclosed above three additional patents have been acquired under the execution of the option agreement.

Our Financial Condition
During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $4,741 and a working capital deficit of $3,421,895 at March 31, 2009.  We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

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

The 2008 fiscal year was a very challenging year in the capital markets.  We were not able to secure significant funding after the smaller bridge funding we completed in December 2007.  We were able to continue important patent work resulting in the granting of a significant patent mid way through 2008.  We were also able to complete initial testing of the research vaccine stocks we had.  With that data in hand we were able to set out a clear pre-clinical vaccine construction and manufacturing plan and timeline with the right FDA accredited partners.  Unfortunately as the markets continued to deteriorate we were not able to secure the funding required to enter into those contracts.  As all of the relationships are in place and contracts have been planned, once funding is secured, this work could begin fairly quickly.

Over the past several years and 2008 being no exception, the Company has obtained financing from related and unrelated parties under challenging conditions.  The company has been successful to date in raising sufficient funding to sustain operations by renegotiating or replacing debt instruments and by extending terms and conditions when default has occurred.  These forms of financing are costly from a market risk perspective and from a legal and operation expense perspective.  As a consequence of debt restructuring there has been substantial dilution and potential dilution to shareholders through stock based payments and commitments required to continue or renew debt arrangements.  As an example during 2008 some of promissory notes had expired (some well over a year beyond their initial term) and a call on them would have caused the company severe distress and even bankruptcy, as consideration for the extension and continued support additional warrants were issued at a discount to the lowest bid price at the time.  The note holders had all expected the short term loans to be repaid and could have asked for collateral security.  All the note holders indicated that the outstanding debt was a significant burden on their own businesses during a very challenging capital market and now carried significant risk.  These loans were crucial to the company in order to keep it afloat and to make payments that would ultimately have left company with no assets had they not been entered into.

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

In conjuction with the restructuring efforts the company recently entered into a series of secured loan agreements.  The terms of this funding contain onerous security provisions, interest rates and performance requirements.  Due to difficulties in raising funds in the capital markets in early 2009, management arranged this financing with private lenders under the specified terms as certain critical expenditures had to be met to sustain the Company.  Although there is no certainty, management believes the Company will secure adequate funding prior to the maturity date to repay the loan and release the secured collateral.

Additional fund raising is required to initiate our preclinical manufacturing contracts.  The short term requirement is roughly $1,000,000 to $1,500,000 for the next 12 months to get us to a point where we can initiate a Phase 1 study (a single phase 1 study will cost approximately $1M).  Outside of internal development and contracted manufacturing, management has been actively seeking partnerships and joint venture opportunities with suitable companies.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
We did not earn any interest or other revenues during the three months ended March 31, 2009 or over the same period ended March 31, 2008.  We did not maintain any interest bearing deposits during the current fiscal year.  Foreign exchange gains increased to $18,350 during the three months ended March 31, 2009 from $Nil over the same period ended March 31, 2008.

Our general and administrative expenses decreased to $470,768 during the three months ended March 31, 2009 from $676,805 over the same period ended March 31, 2008.  Significant changes in operating expenses are outlined as follows:
•
Consulting fees – stock-based decreased to $Nil during the three months ended March 31, 2009 from $36,900 during the same period ended March 31, 2008.  We recorded stock based compensation for 2007 option grants earned during the prior period.

•
Interest and finance charges decreased to $199,916 during the three months ended March 31, 2009 from $214,550 during the same period ended March 31, 2008.  Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes.

•
Management fees – stock-based decreased to $13,167 during the three months ended March 31, 2009 from $85,167 during the same period ended March 31, 2008.  We recorded stock based compensation for 2007 option grants earned during the current and prior periods.

•
Professional fees decreased to $108,009 during the three months ended March 31, 2009 from $134,853 during the same period ended March 31, 2008 due to significant activity relating to patent applications during the prior year.

•
Research and development decreased to $24,381 during the three months ended March 31, 2009 from $61,782 during the same period ended March 31, 2008.  Monthly obligations related to research and compensation agreements were not in effect during the current period.

Our net loss decreased to $452,418 during the three months ended March 31, 2009 from $676,805 over the same period ended March 31, 2008.  The decrease resulted from changes in operating expenses discussed above.

Liquidity and Capital Resources
At March 31, 2009 we had $4,741 in cash.  Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below.  We increased our net cash by $3,754 during the three months ended March 31, 2009 compared to a decrease of $147,999 during the same period ended March 31, 2008.

Operating Activities
Net cash used in operating activities during the three months ended March 31, 2009 was $170,813 compared to $227,996 during the same period ended March 31, 2008.  We had no revenues during the current or prior periods.  Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities
Net cash used in investing activities during the three months ended March 31, 2009 was $Nil compared to $Nil during the same period ended March 31, 2008.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2009 was $174,567 compared to $79,997 during the same period ended March 31, 2008.  Current period financing consisted of proceeds from secured promissory notes and advances from related parties.  Prior period financing included advances from related parties.

At March 31, 2009 we had 6,320,000 stock options and 19,444,667 share purchase warrants outstanding.  The outstanding stock options had a weighted average exercise price of $0.25 per share, with the warrants having a weighted average exercise price of $0.16 per share.  Accordingly, as of March 31, 2009 the outstanding options and warrants represented a total of 25,764,667 shares issuable for proceeds of approximately $4,691,147 if these options and warrants were exercised in full.  The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised.

As of March 31, 2009 we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

Going Concern
Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and pay our liabilities arising from our business operations when they come due.  We intend to finance our anticipated operating expenses with further issuances of common stock through private placement offerings or loans from private investors.  Management believes that the company will be able to continue limited operations with accommodations from debt holders and additional temporary short term funding over the next twelve months.  Due to capital market conditions, funding continues to be challenging.  It is unlikely the company will be able to continue as a going concern past a twelve month horizon if significant equity funding is not raised within this period.

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

Fair Value of Financial Instruments
The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 107. “Disclosures about Fair Value of Financial Instruments.”  Our company has determined the estimated fair value amounts by using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities, including cash and cash equivalents, other receivables, accounts payable and accrued liabilities and due to related parties are approximately equal to their carrying value due to the short-term maturity of the instruments.

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

As of March 31, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as at March 31, 2009 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed at the time in which the internal control procedures were implemented that adversely affected our internal controls and that may be considered to be a material weakness.

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

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have a material adverse effect on the Company's financial results for the three months ended March 31, 2009.  However, management believes that the material weaknesses in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

None.

Item 1A.              Risk Factors

See last Annual Report.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                 Defaults Upon Senior Securities

Not Applicable.

Item 4.                 Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.                 Other Information

Not Applicable.

Item 6.                 Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.
31.2	Certification of Acting Principal Accouning Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.
/s/ Denis Corin______________________
Denis Corin President, Chief Executive Officer and Principal Executive Officer Date: May 15, 2009.
/s/ Patrick A. McGowan_______________
Patrick A. McGowan Secretary, Treasurer, Chief Financial Officer, Acting Principal Accounting Officer and a director Date: May 15, 2009.