Form 10-Q
period 2009-06-30
TAPIMMUNE INC
filed 2009-08-19
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009

☐           Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-27239

TAPIMMUNE INC.
(Name of registrant in its charter)
NEVADA	88-0277072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bellevue Way, NE, Suite 400 Bellevue, WA	98004
(Address of principal executive offices)	(Zip Code)

(425) 462-2556
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
Yes  ☐   No  ☒

As of August 19, 2009, the Company had 36,414,666 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Description	Page

Consolidated Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations for the Six Months Ended June 30, 2009 and 2008, and for the Period from July 27, 1999 (Date of Inception) to June 30, 2009 (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008, and for the Period from July 27, 1999 (Date of Inception) to June 30, 2009 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$11,587	$987
Due from government agency	930	33,263
Prepaid expenses and deposits	-	9,520
	12,517	43,770

Furniture and Equipment, net (Note 3)	55	9,139

	$12,572	$52,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$329,230	$1,492,586
Research agreement obligations (Note 4)	240,283	243,598
Convertible note payable (Note 5)	-	56,633
Notes payable and secured loan (Note 5)	109,866	763,327
Subscription advance	100,000	-
Due to related parties (Note 6)	66,796	520,138
	846,175	3,076,282

Commitments and Contingencies (Notes 1, 4, 5, 7, and 9)

Stockholders’ Deficit
Capital stock (Note 7)
Common stock, $0.001 par value, 50,000,000 shares authorized
2,414,983 shares issued and outstanding (2008 – 2,414,983)	2,415	2,415
Additional paid-in capital	18,259,464	17,522,294
Shares and warrants to be issued (Notes 5 and 7)	2,113,792	323,750
Deficit accumulated during the development stage	(21,149,548)	(20,812,106)
Accumulated other comprehensive loss	(59,726)	(59,726)
	(833,603)	(3,023,373)

	$12,572	$52,909

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		July 27, 1999 (inception) to June 30,
	2009	2008	2009	2008	2009

Expenses
Consulting fees	$193,436	113,436	$233,436	$148,602	$1,452,303
Consulting fees – stock-based (Note 7)	-	114,600	-	151,500	3,285,775
Depreciation	1,818	1,870	3,685	3,739	213,172
General and administrative	18,172	19,424	41,506	48,405	2,364,815
Interest and finance charges (Note 5)	57,188	269,900	257,104	484,450	2,978,773
Management fees (Note 6)	52,000	77,563	127,642	155,100	2,061,877
Management fees – stock-based (Note 7)	10,333	61,167	23,500	146,334	850,890
Professional fees	141,659	93,814	249,668	228,667	2,890,890
Research and development	(20,472)	8,846	3,909	70,628	5,328,260
Research and development – stock-based	-	-	-	-	612,000
	454,134	760,620	940,450	1,437,425	22,038,755

Net Loss Before Other Items	(454,134)	(760,620)	(940,450)	(1,437,425)	(22,038,755)

Other Items
Foreign exchange (loss) gain	(47,204)	-	(13,306)	-	69,353
Gain on settlement of debt	619,050	-	619,050	-	792,060
Interest income	2,663	-	2,663	-	33,193
Loss on disposal of assets	(5,399)	-	(5,399)	-	(5,399)

Net Income (Loss) for the Period	114,976	(760,620)	(337,442)	(1,437,425)	(21,149,548)

Deficit Accumulated During the Development Stage, beginning of period	(21,264,524)	(19,292,972)	(20,812,106)	(18,616,167)	-

Deficit Accumulated During the Development Stage, end of period	$(21,149,548)	$(20,053,592)	$(21,149,548)	$(20,053,592)	$(21,149,548)

Basic and Diluted Net Income (Loss) per Share	$0.05	$(0.32)	$(0.14)	$(0.61)

Weighted Average Number of Common Shares Outstanding	2,414,983	2,383,887	2,414,983	2,367,077

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,	Six Months Ended June 30,	July 27, 1999 (inception) to June 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(337,442)	$(1,437,425)	$(21,149,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,685	3,739	213,172
Gain on settlement of debts	(619,050)	-	(792,060)
Loss on disposal of assets	5,399	-	5,399
Non-cash interest and finance fees	173,539	449,275	2,648,373
Stock-based compensation	23,500	297,834	4,764,915
Changes in operating assets and liabilities:
Due from government agency	32,333	(2,376)	(930)
Prepaid expenses and receivables	9,520	22,366	6,000
Accounts payable and accrued liabilities	411,582	240,021	2,266,351
Research agreement obligations	(3,315)	(27,350)	240,283
Net Cash Used in Operating Activities	(300,249)	(453,916)	(11,798,045)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	-	60,000	8,922,125
Convertible notes	-	(10,000)	308,450
Notes and loans payable	135,000	122,000	919,845
Subscription advances	100,000	-	100,000
Advances from related parties	75,849	143,282	1,354,465
Net Cash Provided by Financing Activities	310,849	315,282	11,604,885

Net Increase (Decrease) in Cash	10,600	(138,634)	10,600

Cash, Beginning of Period	987	167,539	-

Cash, End of Period	$11,587	$28,905	$10,600

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 (UNAUDITED)

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

On June 28, 2007, the Company approved a name change to TapImmune Inc. and completed a reverse stock split by the issuance of one (1) new share for each two and one-half (2.5) outstanding shares of the Company’s common stock.  Effective July 10, 2009 the Company executed a further 1 for 10 reverse stock split reducing the authorized capital to 50,000,000 common shares with a $0.001 par value and 5,000,000 non-voting preferred shares with a $0.001 par value.  Unless specifically noted, all amounts have been retroactively restated to recognize the reverse stock splits (Note 7).

During 2000, GPI and the University of British Columbia (“UBC”) entered into a worldwide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC.  Also during 2000, GPI and UBC entered into a Collaborative Research Agreement (“CRA”) appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments.  The lead product resulting from these licenses is an immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials.  Specifically the Company has moved the technology through issuance of U.S. patents, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and has planned to contract out production of clinical grade vaccine.  The Company plans to continue development of the lead product vaccine through to clinical trials.  The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products.  The assay technology acquired has received patent protection.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at June 30, 2009, the Company has a working capital deficiency of $833,658 and has incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations.  Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding.  The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements.  The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

Management is addressing going concern remediation through seeking new sources of capital, recently restructuring and retiring approximately $3,181,000 in debt and obligations through conversion to equity and debt settlement arrangements with creditors, and seeking possible joint venture participation.  Management’s plans are intended to return the Company to financial stability and improve continuing operations.  The Company is continuing to raise capital through private placements, loans and other sources to meet immediate working capital requirements.  There is no certainty that the Company will be able to raise sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

NOTE 2:UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR AN INTERIM PERIOD

These unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and the rules and regulations of the securities and exchange commission.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  These unaudited financial statements should be read in conjunction with those financial statements included in Form 10-K.  In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 3:  FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following at:

	June 30, 2009	December 31, 2008
	(Unaudited)

Computer equipment	$4,533	$4,533
Furniture and fixtures	-	3,161
Laboratory equipment	-	16,704
	4,533	24,398
Less: accumulated depreciation	(4,478)	(15,259)

	$55	$9,139

NOTE 4:RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement
Effective August 7, 2003, Crucell and the Company entered into a five-year research license and option agreement whereby Crucell granted the Company a non-exclusive worldwide license for the research use of its packaging cell (PerC6) technology.  The Company was required to make certain payments over the five-year term totaling Euro €450,000 (approximately $510,100).

The license is currently dormant with an outstanding balance owing of 170,000 Euro ($240,283) included in the research obligations.  Management has negotiated a settlement for the remaining balance, and a new license agreement is in place.  As at June 30, 2009 there remains some uncertainty over the satisfactory completion of arrangements with Crucell, however; formal documents are currently being prepared for signatures.

Operating Lease
In March 2007, the Company entered into a laboratory lease that was set to expire in February 2012.  The terms of the operating lease agreement required the Company to make minimum monthly payments of approximately $2,058 (CAN $2,520).  The lease contract was in default and the outstanding and future obligations formed part of the June 4, 2009 debt assignment.  The Company no longer required the use of the premises.

On June 22, 2009 the Company entered into a one year office lease in Bellevue, Washington commencing on July 1, 2009.  The terms of the lease require the Company to make minimum monthly payments of $2,654 per month.

Combined Research and Operating Obligations
The Company has obligations under various agreements that expire through June 30, 2010.  The aggregate minimum annual payments for the year ending June 30 are as follows:

2010                                                      $31,848

NOTE 5:  CONVERTIBLE DEBT AND PROMISSORY NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current and prior year:

	Face Value	Unamortized Warrant Discount	June 30, 2009	December 31, 2008
			(Unaudited)

2004 Convertible Debenture	$-	$-	$-	$56,633

2007 Promissory Notes
Note 1, 12%, due March 30, 2009	-	-	-	109,277
Note 2, 12%, due March 30, 2009	-	-	-	174,842

2008 Promissory Notes
Note 1, 18%, due March 30, 2009	-	-	-	54,545
Note 2, 18%, due March 30, 2009	-	-	-	22,657
Note 3, 18%, due March 30, 2009	-	-	-	167,831
Note 4, 18%, due March 30, 2009	-	-	-	209,789
Note 5, 18%, due March 30, 2009	-	-	-	20,979
Note 6, 18%, due March 30, 2009	-	-	-	3,407
	-	-	-	763,327

2009 Secured Loan Agreement
Notes, 30%, due October 4, 2009	135,000	(25,134)	109,866	-

	$135,000	$(25,134)	$109,866	$819,960

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

At May 30, 2009, the principal amount of $56,633 (2008 - $56,633) was outstanding for the convertible notes plus interest of $16,887 that had been accrued and included in accounts payable and accrued liabilities.  Effective June 4, 2009 the outstanding principle and interest was settled through an obligation to issue 735,200 shares in conjunction with a debt settlement agreement.

ii)  2007 Promissory Note 1
On August 31, 2007, the Company issued an unsecured promissory note to a Company related through a family member of a director of the Company (refer to Note 6) in the principal amount of $125,000.  The promissory note matured on September 28, 2007 and bears interest at 12% per annum.  As partial consideration for the promissory note, on October 31, 2007, the Company issued to the lender, as fully paid and non-assessable, 12,500 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $3.00 per share for an exercise period of up to one year from the issuance date.  The fair value of the warrants was determined by management at $18,104 recorded as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.27%, a dividend yield of 0%, and an expected volatility of 125%.

On December 18, 2007, the Company signed an agreement to extend the terms of the 2007 Promissory Note through February 28, 2008.  As consideration for the extension, the Company agreed to issue to the lender, as fully paid and non-assessable, 40,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to three years from the issuance date.  The fair value of the warrants was determined by management to be $44,000 recorded as a warrant issuance obligation and expensed as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.21%, a dividend yield of 0%, and an expected volatility of 106%.  The warrants were issued on May 14, 2009.

At May 30, 2009, the principal amount of $125,000 was outstanding for the promissory note plus interest of $32,803 that had been accrued and included in accounts payable and accrued liabilities.  Effective June 4, 2009 the outstanding principal and interest was settled through an obligation to issue 1,578,030 shares in conjunction with a debt settlement agreement.

iii)  2007 Convertible Promissory Note 2
On August 31, 2007, the Company issued to the holder of 2007 Promissory Note 1 a second promissory note (refer to Note 6) in the principal amount of $200,000.  The note bears interest at 12% per annum and was due on demand.

At May 30, 2009, the principal amount of $200,000 was outstanding for the promissory note plus interest of $49,907 that had been accrued and included in accounts payable and accrued liabilities.  Effective June 4, 2009 the outstanding principal and interest was settled through an obligation to issue 2,499,070 shares in conjunction with a debt settlement agreement.

Effective October 15, 2008, the two 2007 promissory notes (Notes 5(ii) and (iii)) were renewed through March 30, 2009.  Although March 30, 2009 has passed, the Company has not paid the principal on these promissory notes.  In consideration for the renewal, the Company issued 152,500 transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009.  Management estimated the fair value of the 152,500 Warrants to be $76,250 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

iv)  2008 Promissory Note 1
On April 10, 2008, the Company issued an unsecured promissory note in the principal amount of $65,000 to an unrelated party that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 13,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $22,100 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $22,100 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $65,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.34%, a dividend yield of 0%, and an expected volatility of 110%.

Effective October 15, 2008, the 2008 promissory note was renewed through March 30, 2009.  Although March 30, 2009 has passed, the Company has not paid the principal on this promissory note.  In consideration for the renewal, the Company issued 39,000 transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009.  Management estimated the fair value of the 39,000 Warrants to be $19,500 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

At May 30, 2009, the principal amount of $65,000 was outstanding for the promissory note plus interest of $13,303 that had been accrued and included in accounts payable and accrued liabilities.  Effective June 4, 2009 the outstanding principal and interest was settled through an obligation to issue 783,030 shares in conjunction with a debt settlement agreement.

v)  2008 Promissory Note 2
On May 5, 2008, the Company issued an unsecured promissory note to a company controlled by a director of the Company (refer to Note 6) in the principal amount of $27,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 5,400 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,720 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $9,720 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $27,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.94%, a dividend yield of 0%, and an expected volatility of 117%.

Effective October 15, 2008, 2008 Promissory Note 2 was renewed through March 30, 2009.  Although March 30, 2009 has passed, the Company has not paid the principal on this promissory note.  In consideration for the renewal, the Company issued 16,200 transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share and for an exercise period of up to two years from the issuance date.  The share purchase warrants were issued on March 11, 2009.  Management estimated the fair value of the 16,200 Warrants to be $8,100 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

At May 30, 2009, the principal amount of $27,000 was outstanding for the promissory note plus interest of $5,193 that had been accrued and included in accounts payable and accrued liabilities.  Effective June 4, 2009 the outstanding principal and interest was settled through an obligation to issue 321,930 shares in conjunction with a debt settlement agreement.

vi)  2008 Promissory Note 3
On May 14, 2008, the Company issued an unsecured promissory note to a company related through a family member of an officer of the Company (refer to Note 6) in the principal amount of $200,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 40,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $76,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $76,000 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $200,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

At May 30, 2009, the principal amount of $200,000 was outstanding for the promissory note plus interest of $37,578 that had been accrued and included in accounts payable and accrued liabilities.  Effective June 4, 2009 the outstanding principal and interest was settled through an obligation to issue 2,375,780 shares in conjunction with a debt settlement agreement.

vii)  2008 Promissory Note 4
On May 22, 2008, the Company issued to the holder of 2008 Promissory Note 3 a second  unsecured promissory note (refer to Note 6) in the principal amount of $250,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 50,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $90,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $90,000 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $250,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.07%, a dividend yield of 0%, and an expected volatility of 117%.

At May 30, 2009, the principal amount of $250,000 was outstanding for the promissory note plus interest of $45,986 that had been accrued and included in accounts payable and accrued liabilities.  Effective June 4, 2009 the outstanding principal and interest was settled through an obligation to issue 2,959,860 shares in conjunction with a debt settlement agreement.

Effective October 15, 2008, the 2008 Promissory Notes 3 and 4 (Note 5(vi) and (vii)) were renewed through March 30, 2009.  In consideration for the renewal, the Company issued 270,000 transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share and for an exercise period of up to two years from the issuance date.  Management estimated the fair value of the 270,000 Warrants to be $135,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

viii)  2008 Promissory Note 5
On May 15, 2008, the Company issued an unsecured promissory note to an officer of the Company (refer to Note 6) in the principal amount of $25,000 that bears interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 5,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense by $9,000 for the year ended December 31, 2008 adjusting the carrying value of the promissory note to $25,000.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

Effective October 15, 2008, this promissory note was renewed through March 30, 2009.  In consideration for the renewal, the Company issued 15,000 transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share and for an exercise period of up to two years from the issuance date.  Management estimated the fair value of the 15,000 Warrants to be $7,500 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.64%, a dividend yield of 0%, and an expected volatility of 199%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

At May 30, 2009, the principal amount of $25,000 was outstanding for the promissory note plus interest of $4,685 that had been accrued and included in the accounts payable and accrued liabilities.  Effective June 4, 2009 the outstanding principal and interest was settled through an obligation to issue 296,850 shares in conjunction with a debt settlement agreement.

ix)  2008 Promissory Note 6
On November 15, 2008 the Company issued the holder of Promissory Note 5 a second promissory note (refer to Note 6) in the principal amount of $10,000 that bears interest at 18% per annum, due on March 30, 2009.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 20,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share and for an exercise period of up to two years from the issuance date.  Management estimated the fair value of the 20,000 Warrants to be $10,000, because the Black-Scholes option pricing model resulted in a value of $18,000, higher than the principal amount, with an expected life of 2 years, a risk free interest rate of 1.22%, a dividend yield of 0%, and an expected volatility of 190%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

At May 30, 2009, the principal amount of $10,000 was outstanding for the promissory note plus interest of $890 that had been accrued and included in accounts payable and accrued liabilities.  Effective June 4, 2009 the outstanding principal and interest was settled through an obligation to issue 108,900 shares in conjunction with a debt settlement agreement.

x)  2009 Secured Loan Agreement
On February 4, 2009, the Company entered into a secured loan agreement pursuant to which it issued secured convertible debentures (the “Debentures”) with a term of 180 days.  On May 14, 2009 the agreement was modified to account for additional principal subsequent to the February 4, 2009 closing date.  The Debentures total a principal amount of $135,000 and carry a per annum interest rate of 30%.  In connection with the issuance of the Debentures, the Company entered into a Security Agreement with the Debenture holders secured by all of the Company’s assets, including the Company’s tangible assets and patents and patent applications, until there has been full compliance with the terms of the Debentures.

In connection with the Debentures, the Company issued warrants to purchase 2,000 shares of its common stock for every $1,000 in face amount of the Debentures for a total of 270,000 warrants.  The Warrants have a term of two years from the date of issuance.  A holder of the Warrants may exercise those Warrants at $0.20 subject to adjustments upon the occurrence of certain events like stock splits.  The Company has agreed that any shares into which the Debenture can be converted or into which the Warrants may be exercised shall be included in any registration statement that the Company may elect to file for the registration of its common stock.  Management estimated the fair value of 240,000 Warrants to be $48,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.23%, a dividend yield of 0%, and an expected volatility of 224%.  Management estimated the fair value of 30,000 Warrants issued in connection with the May 14, 2009 modification to be $12,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.87%, a dividend yield of 0%, and an expected volatility of 245%.  The fair value of the warrants was recorded as a discount to the notes and is being amortized over the term of the agreement.

In connection with the debt conversion and assignment transaction, the Company issued to the secured promissory note lenders, 954,920 share purchase warrants with an exercise price of $0.20 for a period of up to two years from the issuance date.  The fair value of these warrants was determined to be $353,320, using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.25%, a dividend yield of 0%, and an expected volatility of 224%.

At June 30, 2009, no repayment has been made to the principal amount and interest of $14,979 (2008 - $Nil) has been accrued and included in accounts payable and accrued liabilities.

NOTE 6:  RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)
incurred $127,642 (2008 - $155,100) in management fees, and recorded $23,500 (2008 - $146,334) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(b)	effective June 4, 2009 an outstanding balance of $595,987 due to directors and officers was settled through an obligation to issue 5,959,870 shares in conjunction with a debt settlement agreement.
(c)
incurred $9,247 (2008 - $7,479) in interest and finance charges on a $125,000 promissory note due to a company related through a direct family member of a current director (refer to Note 5(ii)); incurred $14,795 (2008 - $11,967) in interest and finance charges on a $200,000 convertible promissory note due to the same company (refer to Note 5(iii)); and incurred $40,881 (2008 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection with extending the terms of the $125,000 and $200,000 notes through March 30, 2009 (refer to Note 5(iii)), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance obligation;

(d)
incurred $1,997 (2008 - $746) in interest and finance charges on a $27,000 promissory note issued to a company controlled by a director of the Company, and incurred $4,343 (2008 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 30, 2009 (refer to Note 5(v)), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance obligation;

(e)
incurred $14,795 (2008 - $4,636) in interest and finance charges on a $200,000 promissory note issued to a company related through a family member of an officer of the Company (refer to Note 5(vi)); incurred $18,493 (2008 - $4,808) in interest and finance charges on a $250,000 promissory note issued to the same company (refer to Note 5(vii)); and incurred $72,380 (2008 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the terms of the $200,000 and $250,000 notes through March 30, 2009 (refer to Note 5(vii)), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance obligation;

(f)
incurred $1,849 (2008 - $567) in interest and finance charges on a $25,000 promissory note issued to an officer of the Company, and incurred $4,021 (2008 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 30, 2009 (refer to Note 5(viii)), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance obligation;

(g)
incurred $740 (2008 - $Nil) in interest and finance charges on a $10,000 promissory note issued to an officer of the Company, and incurred $6,593 (2008 - $Nil) in interest and finance charges related to an agreement to issue warrants in connection to the note issuance (refer to Note 5(ix)), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance obligation; and

(h)
(i)
issued a $15,000 secured promissory note bearing interest at 30% per annum and issued 30,000 transferable and registerable share purchase warrants with an exercise price of $0.20 per share for an exercise period of up to two years from the issuance date to a direct family member of an officer of the Company, incurred $1,800 (2008 - $Nil) in interest and finance charges on the $15,000 promissory note, and incurred $1,833 (2008 - $Nil) in interest and finance charges related to the issued warrants (refer to Note 5(x)).

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is  the amount established and agreed to by the related parties as representing fair value.  The Company has accounted for the debt settlement transactions with related parties at management’s estimate of fair value, which is evidenced by settlements between arms length parties.  The debt settlement transactions with related parties resulted in a gain of $284,368 being recorded in the statement of operations.

At June 30, 2009, the Company had amounts owing to directors and officers of $12,000 (2008 - $227,510).  These amounts were in the normal course of operations.  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment, except as described above.

NOTE 7:CAPITAL STOCK

Share Capital
The authorized capital of the Company consists of 50,000,000 common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value.  On March 27, 2007, the Company’s Articles of Incorporation were amended to increase the authorized capital from 20,000,000 shares of common stock to 80,000,000 shares of common stock, and on January 22, 2009 the authorized capital increased from 80,000,000 shares of common stock to 500,000,000 shares of common stock at a special meeting of the shareholders.  Effective July 10, 2009 the Company executed a further 1 for 10 reverse stock split reducing the authorized capital to 50,000,000 common shares with a $0.001 par value and 5,000,000 non-voting preferred shares with a $0.001 par value.

All prior period share transactions included in the Company’s stock transactions and balances have been retroactively restated to give effect to a 2.5 to 1 reverse stock split that occurred June 28, 2007 and the 1 for 10 reverse stock noted above.

2008 Capital Transactions
On April 8, 2008, the Company issued 30,000 shares of restricted common stock with an estimated fair value based on market trading value of $3.00 per share, pursuant to a consulting services agreement.  The $90,000 fair value of the issued shares has been recorded as stock-based consulting fees.  Additionally, pursuant to the consulting services agreement, the Company has committed to issue options to acquire 20,000 shares of the Company’s common stock at an exercise price of $2.50 per share.  The vesting and expiry terms are to be determined at the time of grant.  As of June 30, 2009 the options were not issued.  No stock based compensation has been recorded for this commitment as the fair value  could not be reasonably determined at the commitment date.

2009 Capital Transactions
Effective June 4, 2009 the Company completed a debt conversion and assignment transaction resulting in an obligation to issue 33,812,065 common shares in conjunction with the retirement of $3,181,207 in accounts payable and accrued liabilities, notes payable and related party debt.

Management estimated the fair value of the resultant obligation to issue shares to be $1,678,391.  Included in the statement of operations is a gain on debt settlement of $619,050, net of transaction costs.  Of the 33,812,065 share issuance obligation, 2,000,000 shares are to be issued pursuant to a consulting services agreement related to the debt conversion and assignment transaction.  The 2,000,000 share obligation has an estimated fair value of $400,000 which was recorded against the gain on debt settlement.

Stock Compensation Plan
On June 8, 2007, the Board of Directors of the Company approved the adoption of a stock option plan (the “2007 Plan”) allowing for the granting of up to 640,000 options to directors, officers, employees and consultants of the Company and its subsidiaries.  Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.  Options granted under the Plan may have vesting requirements as determined by the Board of Directors.

On June 8, 2007, a total of 632,000 stock options were granted (164,000 to consultants and 468,000 to officers and directors) at an exercise price of $2.50 per share.  The term of these options is ten years.  Of the 632,000 options granted, 310,000 vested upon grant, 242,000 vest in one year, 40,000 vest in two years and 40,000 vest in three years.  The aggregate fair value of these options was estimated at $1,179,600, or $1.90 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected life of 5 years for the options vesting immediately, 4 years for the options vesting in one year, 3 years for the options vesting in two years, and 2 years for the options vesting in three years.  The earned portion of the value of these options during the six months ended June 30, 2009 was $23,500 (2008 - $207,834) of which $Nil (2008 - $61,500) was recorded as stock based consulting and $23,500 (2008 - $146,334) was recorded as stock based management fees.  A balance of $Nil of unvested stock option compensation value will be expensed over the remaining vesting period.

A summary of the Company’s stock options as of June 30, 2009 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	632,000	$2.50	8.43
Issued	-	-	-
Cancelled	(260,000)	2.50	-

Balance, June 30, 2009 (Unaudited)	372,000	$2.50	7.94

A summary of the status of the Company’s unvested options as of June 30, 2009 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2008	80,000	$2.50
Vested	(40,000)	2.50
Cancelled	(40,000)	2.50

Unvested, June 30, 2009 (Unaudited)	-	n/a

Share Purchase Warrants
On December 18, 2007 the Company signed an agreement to extend the terms of the 2007 Promissory Note through February 28, 2008 (refer to Note 5(ii)).  As consideration for the extension, the Company agreed to issue to the lender, as fully paid and non-assessable, 40,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to three years from the issuance date.  The  fair value of the warrants was determined by Management at $44,000 recorded as a warrant issuance obligation.  The warrants were issued on May 14, 2009.

Effective October 15, 2008, the 2007 and 2008 promissory notes (Notes 5(ii) through (viii)) were renewed through March 30, 2009.  In consideration for the renewal, on March 11, 2009 the Company issued 492,700 transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share and for an exercise period of up to two years from the issuance date.  The fair value of these warrants was determined to be $246,350, using the Black-Scholes model (assumptions in Note 5).  For the six months ended June 30, 2009, the remaining $132,079 of the total value was expensed as financing costs.

Effective November 25, 2008, the Company agreed to issue, as fully paid and non-assessable, 20,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share and for an exercise period of up to two years from the issuance date.  The warrant obligation was agreed to as part of a promissory note agreement (refer to Note 5 (ix)), and issued on March 11, 2009.  The fair value of these warrants was determined to be $10,000, using the Black-Scholes model (assumptions in Note 5), and recorded in equity as an obligation to issue warrants.  For six months ended June 30, 2009, the remaining $6,593 of the total value was expensed as financing costs.

In connection with the Debentures, on February 4, 2009 the Company issued warrants to purchase 2,000 shares of its common stock for every $1,000 in face amount of the Debentures for a total of 240,000 warrants.  In connection with the May 14, 2009 Debenture modification, the Company issued an additional 30,000 warrants.  The Warrants have a term of two years from the date of issuance.  A holder of the Warrants may exercise those Warrants at $0.20 subject to adjustments upon the occurrence of certain events like stock splits.  The Company has agreed that any shares into which the Debenture can be converted or into which the Warrants may be exercised shall be included in any registration statement that the Company may elect to file for the registration of its common stock.  Management estimated the fair value of the 240,000 Warrants to be $48,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.23%, a dividend yield of 0%, and an expected volatility of 224%.  Management estimated the fair value of 30,000 Warrants issued in connection with the May 14, 2009 modification to be $12,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.87%, a dividend yield of 0%, and an expected volatility of 245%.  The fair value of the warrants was recorded as a discount to the notes and is being amortized over the term of the agreement.  For the six months ended June 30, 2009, $34,866 of the total value was expensed as financing costs.

On May 26, 2009 the Company agreed to issue 30,000 share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.40 per share and for an exercise period of up to four years from the issuance date.  The warrant obligation was agreed to as part of the debt assignment transaction.  The fair value of these warrants was determined to be $12,000, using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 0.96%, a dividend yield of 0%, and an expected volatility of 192%, and recorded in equity as an obligation to issue warrants.

In connection with the debt conversion and assignment transaction, the Company issued to the secured promissory note lenders (refer to Note 5 (x)), 954,920 share purchase warrants with an exercise price of $0.20 for a period of up to two years from the issuance date.  The fair value of these warrants was determined to be $353,320, using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 1.25%, a dividend yield of 0%, and an expected volatility of 224%.

A summary of the Company’s stock purchase warrants as of June 30, 2009 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	1,191,767	$2.50	3.15
Issued	1,777,620	0.20	2.00
Exercised, cancelled or expired	-	-	-

Balance, June 30, 2009 (Unaudited)	2,969,387	$1.10	2.18

NOTE 8:  SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As disclosed in Notes 5, 6 and 7 effective June 4, 2009 the Company completed a debt conversion and assignment transaction resulting in an obligation to issue 33,812,065 common shares in conjunction with the retirement of $3,181,207 in accounts payable and accrued liabilities, notes payable and related party debt.  Accordingly, the Company recorded a cumulative net gain on the settlement of debt of $619,050 related to the transaction.

	Six Months Ended June 30,
	2009	2008

Interest paid	$-	$-
Income taxes paid	$-	$-

NOTE 9:  CONTINGENCY AND COMMITMENTS

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

Commitment
The Company signed an agreement effective October 1,  2008 with an arms length consulting firm in the United States to assist in strategic planning, debt consolidation and negotiation, strategic partnering, mergers, acquisition and near and long term financing.  Pursuant to such Agreement the consulting firm will be compensated $10,000 a month for the term of the Agreement (36 months with mutual cancellation clauses upon notice).  Continuation of the agreement is subject to the deliverables outlined therein including strategic planning, successful debt consolidation and restructuring and funding of at least $750,000.  After certain restructuring efforts have taken place, the consulting firm would be provided with a mobilization fee of $75,000 (settled), issued 2 million common shares (recorded as an obligation to issue) and three tranches of warrants, the first priced at the market when issued and the subsequent warrants at 50% and 100% premiums, respectively, to the first set of warrants.  As at June 30, 2009 the monthly and mobilization fees have been converted as part of the debt settlement transaction, the 2,000,000 shares were issued as part of the June 4, 2009 debt conversion and assignment transaction (refer to Note 7).  The warrants have not been issued.

NOTE 10:SUBSEQUENT EVENTS

The Company initiated a 10 for 1 reverse stock split with an effective date of July 10, 2009.

On July 27, 2009 the Company issued 33,812,070 shares pursuant to the debt conversion and assignment agreements described in Notes 5 and 7.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the six months ended June 30, 2009 should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended June 30, 2009 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Management has been working with a consulting firm over the past nine months to determine a workable solution for the Company going forward.  As the Company’s growth has been limited by a significant debt burden, a consulting firm has been negotiating with various creditors in an effort to restructure certain debt, including outstanding promissory notes, and payables thereby placing the Company on a stronger foundation for a subsequent fundraising.  The debt assignments and settlements completed effective June 4, 2009 and a majority of the Company’s debt has been restructured into equity.

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

Our Financial Condition
During the next 12 months we anticipate that we will not generate any revenue.  We had cash of $11,587 and a working capital deficit of $833,603 at June 30, 2009.  We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding
Management believes that an estimated $5,000,000 in conjunction with a significant debt reduction through creditor negotiation and /or equity for debt settlement is required over the next two years for expenses associated with the balance of pre-clinical development and completion of toxicology trials for the TAP Cancer Vaccine and prophylactic vaccine adjuvant and for various operating expenses.  We are encouraged by recent success stories in the small cap biotech arena where larger biotech and pharmaceutical companies have taken significant positions in, or invested in joint development projects with, smaller companies like ours.  While the capital markets are still very challenging, we are confident that the restructuring efforts and strategy we are executing will allow us to raise the required funding to proceed.

We are now poised to re-launch our efforts after changes to management and the Board and restructuring a significant portion of our debt into equity, resulting in a much healthier balance sheet to attract potential funders and partners.  The culmination of all this has been the consolidation of our common stock and a new ticker symbol on the OTCBB.  As of July 27, 2009 our new ticker symbol changed to TPIV on the OTCBB in conjunction with a 10 for 1 reverse stock split.

It is imperative to note that our technology has stood up to all due diligence efforts required to complete these corporate improvements.  When combined with the uniqueness of the technology and the potential of both the cancer vaccine and infectious disease vaccine adjuvant opportunities we are pursuing.  Meanwhile, the biotech market has gained momentum in both of these therapeutic areas with the recent pandemic threat of many diseases including the significant outbreak of H1N1 (Swine Flu) and the recent success of Dendreon’s Provenge Phase lll prostate cancer clinical trial.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
We are a development stage company and operational revenues during the three months ended June 30, 2009 and 2008 were $Nil.

Operating costs decreased to $454,134 during the three months ended June 30, 2009 from $760,620 over the same period ended June 30, 2008.  Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $193,436 during the three months ended June 30, 2009 from $113,436 during the same period ended June 30, 2008 due primarily to business development services relating to debt restructuring that were not in place during the prior period.

•
Consulting fees – stock-based decreased to $Nil during the three months ended June 30, 2009 from $114,600 during the same period ended June 30, 2008.  We recorded stock based compensation for 2007 option grants earned during the prior period.

•
Interest and finance charges decreased to $57,188 during the three months ended June 30, 2009 from $269,900 during the same period ended June 30, 2008.  Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes.

•
Management fees decreased to $52,000 during the three months ended June 30, 2009 from $77,563 during the same period ended June 30, 2008.  Fees for certain officers and directors were not accrued during the current period.

•
Management fees – stock-based decreased to $10,333 during the three months ended June 30, 2009 from $61,167 during the same period ended June 30, 2008.  We recorded stock based compensation for 2007 option grants earned during the current and prior periods.

•
Professional fees increased to $141,659 during the three months ended June 30, 2009 from $93,814 during the same period ended June 30, 2008 due to significant activity relating to debt restructuring and continuing patent applications.

•
Research and development decreased to a credit of $20,472 during the three months ended June 30, 2009 from $8,846 during the same period ended June 30, 2008.  During the current period we recorded a reduction of outstanding research obligations not related to foreign currency fluctuations.

Foreign exchange loss increased to $47,204 during the three months ended June 30, 2009 from $Nil over the same period ended June 30, 2008.  Interest income increased to $2,663 during the three months ended June 30, 2009 from $Nil during the same period ended June 30, 2008.

During the three months ended June 30, 2009 we recorded a net gain on settlement of debt of $619,050 from $Nil over the same period ended June 30, 2008.  The gain was recognized in conjunction with the retirement of approximately $3,181,000 in debt and obligations through conversion to equity and debt settlement arrangements with creditors.  The cumulative net gain includes the fair value of common stock and warrants issued as part of the transaction.

Loss on disposal of assets increased to $5,399 during the three months ended June 30, 2009 from $Nil during the same period ended June 30, 2008.

Our net income increased to $114,976 during the three months ended June 30, 2009 from a loss of $760,620 over the same period ended June 30, 2008.  The increase resulted primarily from the net gain on settlement of debt, and from changes in operating and other expenses discussed above.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
We are a development stage company and operational revenues during the six months ended June 30, 2009 and 2008 were $Nil.

Operating costs decreased to $940,450 during the six months ended June 30, 2009 from $1,437,425 over the same period ended June 30, 2008.  Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $233,436 during the six months ended June 30, 2009 from $148,602 during the same period ended June 30, 2008 due primarily to business development services relating to debt restructuring that were not in place during the prior period.

•
Consulting fees – stock-based decreased to $Nil during the six months ended June 30, 2009 from $151,500 during the same period ended June 30, 2008.  We recorded stock based compensation for 2007 option grants earned during the prior period.

•
Interest and finance charges decreased to $257,104 during the six months ended June 30, 2009 from $484,450 during the same period ended June 30, 2008.  Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes.

•
Management fees decreased to $127,642 during the six months ended June 30, 2009 from $155,100 during the same period ended June 30, 2008.  Fees for certain officers and directors were not accrued during the last quarter of the current period.

•
Management fees – stock-based decreased to $23,500 during the six months ended June 30, 2009 from $146,334 during the same period ended June 30, 2008.  We recorded stock based compensation for 2007 option grants earned during the current and prior periods.

•
Professional fees increased to $249,668 during the six months ended June 30, 2009 from $228,667 during the same period ended June 30, 2008 due to significant activity relating to debt restructuring and continuing patent applications.

•
Research and development decreased to $3,909 during the six months ended June 30, 2009 from $70,628 during the same period ended June 30, 2008.  During the current period we recorded a reduction of outstanding research obligations not related to foreign currency fluctuations.  The prior period included charges for professional services which were not incurred in the current year.

Foreign exchange loss increased to $13,306 during the six months ended June 30, 2009 from $Nil over the same period ended June 30, 2008.  Interest income increased to $2,663 during the six months ended June 30, 2009 from $Nil during the same period ended June 30, 2008.

During the six months ended June 30, 2009 we recorded a net gain on settlement of debt of $619,050 from $Nil over the same period ended June 30, 2008.  The gain was recognized in conjunction with the retirement of approximately $3,181,000 in debt and obligations through conversion to equity and debt settlement arrangements with creditors.  The cumulative net gain includes the fair value of common stock and warrants issued as part of the transaction.

Loss on disposal of assets increased to $5,399 during the six months ended June 30, 2009 from $Nil during the same period ended June 30, 2008.

Our net loss decreased to $337,442 during the six months ended June 30, 2009 from $1,437,425 over the same period ended June 30, 2008.  The decrease resulted primarily from the net gain on settlement of debt, and from changes in operating and other expenses discussed above.

Liquidity and Capital Resources
At June 30, 2009 we had $11,587 in cash.  Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below.  We increased our net cash by $10,600 during the six months ended June 30, 2009 compared to a decrease of $138,634 during the same period ended June 30, 2008.

Operating Activities
Net cash used in operating activities during the six months ended June 30, 2009 was $300,249 compared to $453,916 during the same period ended June 30, 2008.  We had no revenues during the current or prior periods.  Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2009 was $Nil compared to $Nil during the same period ended June 30, 2008.

Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2009 was $310,849 compared to $315,282 during the same period ended June 30, 2008.  Current period financing consisted of subscription deposits, proceeds from secured promissory notes and advances from related parties.  Prior period financing included advances from related parties.

At June 30, 2009 we had 372,000 stock options and 2,969,387 share purchase warrants outstanding.  The outstanding stock options had a weighted average exercise price of $2.50 per share, with the warrants having a weighted average exercise price of $1.10 per share.  Accordingly, as of June 30, 2009 the outstanding options and warrants represented a total of 3,341,387 shares issuable for proceeds of approximately $4,196,000 if these options and warrants were exercised in full.  The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised.

As of June 30, 2009 we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

As of June 30, 2009 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as at June 30, 2009 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed at the time in which the internal control procedures were implemented that adversely affected our internal controls and that may be considered to be a material weakness.

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

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have a material adverse effect on the Company's financial results for the three months ended June 30, 2009.  However, management believes that the material weaknesses in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

None.

Item 1A.              Risk Factors

See last Annual Report.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Effective June 4, 2009 we completed a series of debt conversion and assignment agreements.  In accordance with the terms of those agreements, on July 27, 2009 we issued 33,812,070 shares of our restricted common stock.

Note 5 of the financial statments is incorporated herein by reference.

The above noted shares were issued in private, isolated transactions without registration under the Securities Act of 1933 (the “Securities Act”). The shares were issued in reliance on the exemption provided by Rule 506 and/or Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering to Consultants or to companies owned or controlled by Consultants or Officers of the Company.

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

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman and Principal Executive Officer Date: August 18, 2009.
/s/ Denis Corin
Denis Corin President and Acting Principal Accounting Officer Date: August 18, 2009.