Form 10-Q
period 2009-09-30
TAPIMMUNE INC
filed 2009-11-16
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009

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
Yes  ☐   No  ☒

As of November 12, 2009, the Company had 36,779,132 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Description	Page

Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008, and for the Period from July 27, 1999 (Date of Inception) to September 30, 2009 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008, and for the Period from July 27, 1999 (Date of Inception) to September 30, 2009 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash	$46,241	$987
Due from government agency	1,008	33,263
Prepaid expenses and deposits	100,000	9,520
	147,249	43,770

Furniture and Equipment, net (Note 3)	-	9,139

	$147,249	$52,909

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$492,581	$1,492,586
Research agreement obligations (Note 4)	-	243,598
Convertible note payable (Note 5)	41,733	56,633
Notes payable and secured loan (Note 5)	132,267	763,327
Subscription advance	200,000	-
Due to related parties (Note 6)	41,100	520,138
	907,681	3,076,282

Commitments and Contingencies (Notes 1, 4, 5, 7, and 9)

Stockholders’ Deficit
Capital stock (Note 7)
Common stock, $0.001 par value, 50,000,000 shares authorized
36,464,666 shares issued and outstanding (2008 – 2,414,983)	36,465	2,415
Additional paid-in capital	20,936,055	17,522,294
Shares and warrants to be issued (Notes 5 and 7)	267,200	323,750
Deficit accumulated during the development stage	(21,940,426)	(20,812,106)
Accumulated other comprehensive loss	(59,726)	(59,726)
	(760,432)	(3,023,373)

	$147,249	$52,909

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine months Ended September 30,		July 27, 1999 (inception) to September 30,
	2009	2008	2009	2008	2009

Expenses
Consulting fees	$86,514	14,194	$319,950	$162,796	$1,538,817
Consulting fees – stock-based (Note 7)	27,500	-	27,500	151,500	3,313,275
Depreciation	56	1,871	3,741	5,610	213,227
General and administrative	12,760	12,633	54,266	61,037	2,377,576
Interest and finance charges (Note 5)	319,969	134,290	577,073	618,740	3,298,742
Management fees (Note 6)	63,300	77,139	190,942	232,239	2,125,177
Management fees – stock-based (Note 7)	-	13,167	23,500	159,501	850,890
Professional fees	213,079	12,963	462,747	241,629	3,103,969
Research and development	25,069	865	28,978	71,493	5,353,329
Research and development – stock-based	-	-	-	-	612,000
	748,247	267,120	1,688,697	1,704,545	22,787,002

Net Loss Before Other Items	(748,247)	(267,120)	(1,688,697)	(1,704,545)	(22,787,002)

Other Items
Foreign exchange (loss) gain	(31,400)	-	(44,706)	-	37,853
(Loss) gain on settlement of debt	(11,314)	-	607,736	-	780,746
Interest income	83	-	2,746	-	33,276
Loss on disposal of assets	-	-	(5,399)	-	(5,399)

Net Loss for the Period	(790,878)	(267,120)	(1,128,320)	(1,704,545)	(21,940,426)

Deficit Accumulated During the Development Stage, beginning of period	(21,149,548)	(20,053,592)	(20,812,106)	(18,616,167)	-

Deficit Accumulated During the Development Stage, end of period	$(21,940,426)	$(20,320,712)	$(21,940,426)	$(20,320,712)	$(21,940,426)

Basic and Diluted Net Loss per Share	$ (0.02)	$ (0.11)	$ (0.08)	$ (0.72)

Weighted Average Number of Common Shares Outstanding	35,982,604	2,410,265	13,727,147	2,381,579

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30,	Nine months Ended September 30,	July 27, 1999 (inception) to September 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(1,128,320)	$(1,704,545)	$(21,940,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,740	5,610	213,227
Gain on settlement of debts	(607,736)	-	(780,746)
Loss on disposal of assets	5,399	-	5,399
Non-cash interest and finance fees	480,423	546,868	2,955,257
Stock-based compensation	51,000	311,000	4,792,415
Changes in operating assets and liabilities:
Due from government agency	32,255	(400)	(1,008)
Prepaid expenses and receivables	(90,480)	24,314	(94,000)
Accounts payable and accrued liabilities	589,287	297,235	2,444,056
Research agreement obligations	(25,467)	(45,602)	218,131
Net Cash Used in Operating Activities	(689,899)	(565,520)	(12,187,695)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	-	60,000	8,922,125
Convertible notes	350,000	(10,000)	658,450
Notes and loans payable	135,000	122,000	919,845
Subscription advances	200,000	-	200,000
Advances from related parties	50,153	217,602	1,328,769
Net Cash Provided by Financing Activities	735,153	389,602	12,029,189

Net Increase (Decrease) in Cash	45,254	(165,141)	46,241

Cash, Beginning of Period	987	167,539	-

Cash, End of Period	$46,241	$2,398	$46,241

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 (UNAUDITED)

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

During 2000, GPI and the University of British Columbia (“UBC”) entered into a worldwide license agreement providing GPI the exclusive license rights to certain patented and unpatented technologies originally invented and developed by UBC.  Also during 2000, GPI and UBC entered into a Collaborative Research Agreement (“CRA”) appointing UBC to carry out further development of the licensed technology and providing GPI the option to acquire the rights to commercialize any additional technologies developed within the CRA in consideration for certain funding commitments.  The lead product candidate resulting from these licenses is an immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials.  Specifically the Company has moved the technology through issuance of U.S. patents, tested various viral vectors needed to deliver the gene that forms the basis for the vaccine, licensed a preferred viral vector and has planned to contract out production of clinical grade vaccine.  The Company plans to continue development of the lead product candidate vaccine through to clinical trials.  The other technologies licensed include assays, which the Company plans to use for generation of a pipeline of immune-modulation products.  The assay technology acquired has received patent protection.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at September 30, 2009, the Company has a working capital deficiency of $760,432 and has incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations.  Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding.  The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements.  The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

Management is addressing going concern remediation through seeking new sources of capital, recently restructuring and retiring approximately $3,181,000 in debt and obligations through conversion to equity and debt settlement arrangements with creditors, and seeking possible joint venture participation.  Management’s plans are intended to return the Company to financial stability and improve continuing operations.  The Company is continuing to raise capital through private placements, loans and other sources to meet immediate working capital requirements.  There is no certainty that the Company will be able to raise sufficient funding to satisfy current debt obligations or to continue development of product candidates to marketability.

NOTE 2:                 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR AN INTERIM PERIOD

Basis of Presentation
In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses.  Examples include: valuation of the beneficial conversion feature of convertible debt and stock-based compensation.  Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.  The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K filed on May 8, 2009, with the U.S. Securities and Exchange Commission.

Subsequent Events
The Company evaluated events occurring between the end of its fiscal quarter, September 30, 2009, and November 12, 2009 when the financial statements were issued.

NOTE 3:                 FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following at:

	September 30, 2009	December 31, 2008
	(Unaudited)

Computer equipment	$4,533	$4,533
Furniture and fixtures	-	3,161
Laboratory equipment	-	16,704
	4,533	24,398
Less: accumulated depreciation	(4,533)	(15,259)

	$-	$9,139

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

The license was dormant with an outstanding balance owing of 170,000 Euro ($248,938) that was included in research obligations.  Management has negotiated a settlement for the remaining balance requiring a €17,000 cash payment and the issuance of 265,000 shares of the Company’s restricted common stock, and a new license agreement is in place.  As at September 30, 2009  the $25,467 (€17,000) cash payment has been made and the $243,800 fair value of the non-cash settlement has been recorded as a stock issuance obligation.

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

Combined Research and Operating Obligations
The Company has obligations under various agreements that expire through June 30, 2010.  The aggregate minimum annual payments for the year ending September 30 are as follows:

2010                                                      $        23,886

NOTE 5:                 CONVERTIBLE DEBT AND PROMISSORY NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current and prior year:

	Face Value	Unamortized Warrant Discount	September 30, 2009	December 31, 2008
			(Unaudited)

2004 Convertible Debenture	$-	$-	$-	$56,633

2007 Promissory Notes
Note 1, 12%, due March 30, 2009	-	-	-	109,277
Note 2, 12%, due March 30, 2009	-	-	-	174,842

2008 Promissory Notes
Note 1, 18%, due March 30, 2009	-	-	-	54,545
Note 2, 18%, due March 30, 2009	-	-	-	22,657
Note 3, 18%, due March 30, 2009	-	-	-	167,831
Note 4, 18%, due March 30, 2009	-	-	-	209,789
Note 5, 18%, due March 30, 2009	-	-	-	20,979
Note 6, 18%, due March 30, 2009	-	-	-	3,407
	-	-	-	763,327

2009 Secured Loan Agreement
Notes, 30%, due October 4, 2009	135,000	(2,733)	132,267	-

2009 Convertible Debentures
Note, 10%, due February 28, 2010	350,000	(308,267)	41,733	-

	$485,000	$(311,000)	$174,000	$819,960

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

ii)  2007 Promissory Note 1
On August 31, 2007, the Company issued an unsecured promissory note to a Company related through a family member of a director of the Company (refer to Note 6) in the principal amount of $125,000.  The promissory note matured on September 28, 2007 and bore interest at 12% per annum.  As partial consideration for the promissory note, on October 31, 2007, the Company issued to the lender, as fully paid and non-assessable, 12,500 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $3.00 per share for an exercise period of up to one year from the issuance date.  The fair value of the warrants was determined by management at $18,104 recorded as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 1 year, a risk free interest rate of 5.27%, a dividend yield of 0%, and an expected volatility of 125%.

On December 18, 2007, the Company signed an agreement to extend the terms of the 2007 Promissory Note through February 28, 2008.  As consideration for the extension, the Company issued to the lender, as fully paid and non-assessable, 40,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to three years from the issuance date.  The fair value of the warrants was determined by management to be $44,000 and was expensed as interest and finance charges.  The fair value was estimated using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 4.21%, a dividend yield of 0%, and an expected volatility of 106%.  The warrants were issued on May 14, 2009.

At May 30, 2009, the principal amount of $125,000 was outstanding for the promissory note plus interest of $32,803 that had been accrued and included in accounts payable and accrued liabilities.  Effective June 4, 2009 the outstanding principal and interest was settled through an obligation to issue 1,578,030 shares in conjunction with a debt settlement agreement.

iii)  2007 Convertible Promissory Note 2
On August 31, 2007, the Company issued to the holder of 2007 Promissory Note 1 a second promissory note (refer to Note 6) in the principal amount of $200,000.  The note bore interest at 12% per annum and was due on demand.

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

iv)  2008 Promissory Note 1
On April 10, 2008, the Company issued an unsecured promissory note in the principal amount of $65,000 that bore interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 13,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $22,100 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense over the term.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.34%, a dividend yield of 0%, and an expected volatility of 110%.

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

v)  2008 Promissory Note 2
On May 5, 2008, the Company issued an unsecured promissory note to a company controlled by a director of the Company (refer to Note 6) in the principal amount of $27,000 that bore interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 5,400 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,720 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense over the term.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.94%, a dividend yield of 0%, and an expected volatility of 117%.

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

vi)  2008 Promissory Note 3
On May 14, 2008, the Company issued an unsecured promissory note to a company related through a family member of an officer of the Company (refer to Note 6) in the principal amount of $200,000 that bore interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 40,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $76,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense over the term.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

At May 30, 2009, the principal amount of $200,000 was outstanding for the promissory note plus interest of $37,578 that had been accrued and included in accounts payable and accrued liabilities.  Effective June 4, 2009 the outstanding principal and interest was settled through an obligation to issue 2,375,780 shares in conjunction with a debt settlement agreement.

vii)  2008 Promissory Note 4
On May 22, 2008, the Company issued to the holder of 2008 Promissory Note 3 a second  unsecured promissory note (refer to Note 6) in the principal amount of $250,000 that bore interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 50,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $90,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense over the term.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 2.07%, a dividend yield of 0%, and an expected volatility of 117%.

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

viii)  2008 Promissory Note 5
On May 15, 2008, the Company issued an unsecured promissory note to an officer of the Company (refer to Note 6) in the principal amount of $25,000 that bore interest at 18% per annum, due ninety (90) days from the date of issuance.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 5,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share and for an exercise period of up to five years from the issuance date.  The Company allocated the proceeds of issuance between the promissory note and the warrants based on their relative fair values as determined by management.  Accordingly, the Company recognized the relative fair value of the warrants of $9,000 as a component of stockholders’ deficit.  The fair value of the warrants was accreted to interest expense over the term.  The fair value of the warrants was estimated using the Black-Scholes option pricing model with an expected life of five years, a risk free interest rate of 1.96%, a dividend yield of 0%, and an expected volatility of 117%.

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

ix)  2008 Promissory Note 6
On November 15, 2008 the Company issued the holder of Promissory Note 5 a second promissory note (refer to Note 6) in the principal amount of $10,000 that bore interest at 18% per annum, due on March 30, 2009.  Additionally, the Company issued to the lender, as fully paid and non-assessable, 20,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share and for an exercise period of up to two years from the issuance date.  Management estimated the fair value of the 20,000 Warrants to be $10,000, because the Black-Scholes option pricing model resulted in a value of $18,000, higher than the principal amount, with an expected life of 2 years, a risk free interest rate of 1.22%, a dividend yield of 0%, and an expected volatility of 190%.  The fair value of the warrants was recorded as a discount to the note and amortized over the new maturity term.

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

In connection with the Debentures, for every $1,000 in face amount of the Debentures the Company issued warrants to purchase the greater of (i) 2,000 shares of its common stock or (ii) 0.025% of the Company’s capitalization on a diluted basis following a debt consolidation in the 12 months following the issuance of the Debentures for a total of 270,000 initial warrants.  The Warrants have a term of two years from the date of issuance.  A holder of the Warrants may exercise those Warrants at $0.20 subject to adjustments upon the occurrence of certain events like stock splits.  The Company has agreed that any shares into which the Debenture can be converted or into which the Warrants may be exercised shall be included in any registration statement that the Company may elect to file for the registration of its common stock.  Management estimated the fair value of 240,000 of the initial Warrants to be $48,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.23%, a dividend yield of 0%, and an expected volatility of 224%.  Management estimated the fair value of 30,000 of the initial Warrants issued in connection with the May 14, 2009 modification to be $12,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.87%, a dividend yield of 0%, and an expected volatility of 245%.  The fair value of the warrants was recorded as a discount to the notes and is being amortized over the term of the agreement.

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

At September 30, 2009, no repayment has been made to the principal amount and interest of $25,188 (2008 - $Nil) has been accrued and included in accounts payable and accrued liabilities.

xi)  2009 Convertible Debenture
On August 31, 2009, the Company completed a convertible debenture financing of $350,000 issuing a convertible promissory note that bear interest at 10% per annum.  If not converted, the note would be due on February 28, 2010.  The unpaid amount of principal and accrued interest can be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.80 per share.  Additionally, the Company issued to the Lender, as fully paid and non-assessable, 437,500 non-transferable and registerable share purchase warrants (each a "Warrant"), to acquire an equivalent number of common shares of the Company (each a "Warrant Share"), at an exercise price of $1.20 per Warrant Share and for a period of five years.  Management estimated the relative fair value of 437,500 Warrants to be $210,429 using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 0.97%, a dividend yield of 0%, and an expected volatility of 195%.  The fair value of the warrants was recorded as a discount to the debenture and is being amortized over the term.  Under the terms of the debenture agreement, the note will automatically convert to equity if, during the term of the note, the Company receives funding equal to or exceeding $2,000,000 through the sale of its shares of common stock or additional debt instruments that are converted into common stock during the term of the debenture.  If the Company does not receive $2,000,000 additional funding by the end of the term the holder may convert into 3,500,000 shares or get repaid in full.

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the Company determined and recognized the fair value of the embedded beneficial conversion feature of $139,571 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature.

NOTE 6:                 RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)
incurred $190,942 (2008 - $232,239) in management fees and $24,000 (2008 - $Nil) in research and development, and recorded $23,500 (2008 - $159,501) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

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
(e)
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

(h)
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
issued a $15,000 secured promissory note bearing interest at 30% per annum and issued 30,000 transferable and registerable share purchase warrants with an exercise price of $0.20 per share for an exercise period of up to two years from the issuance date to a direct family member of an officer of the Company, incurred $2,934 (2008 - $Nil) in interest and finance charges on the $15,000 promissory note, and incurred $6,000 (2008 - $Nil) in interest and finance charges related to the issued warrants (refer to Note 5(x)).

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

At September 30, 2009, the Company had amounts owing to directors and officers of $41,100 (2008 - $371,867).  These amounts were in the normal course of operations.  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment, except as described above.

NOTE 7:                 CAPITAL STOCK

Share Capital
The authorized capital of the Company consists of 50,000,000 common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value.  On March 27, 2007, the Company’s Articles of Incorporation were amended to increase the authorized capital from 20,000,000 shares of common stock to 80,000,000 shares of common stock, and on January 22, 2009 the authorized capital increased from 80,000,000 shares of common stock to 500,000,000 shares of common stock at a special meeting of the shareholders.  Effective July 10, 2009 the Company executed a further 1 for 10 reverse stock split while simultaneously reducing the authorized capital to 50,000,000 common shares with a $0.001 par value and maintaining 5,000,000 non-voting preferred shares with a $0.001 par value.

All prior period share transactions included in the Company’s stock transactions and balances have been retroactively restated to give effect to a 2.5 to 1 reverse stock split that occurred June 28, 2007 and the 1 for 10 reverse stock noted above.

2008 Capital Transactions
On April 8, 2008, the Company issued 30,000 shares of restricted common stock with an estimated fair value based on market trading value of $3.00 per share, pursuant to a consulting services agreement.  The $90,000 fair value of the issued shares has been recorded as stock-based consulting fees.  Additionally, pursuant to the consulting services agreement, the Company has committed to issue options to acquire 20,000 shares of the Company’s common stock at an exercise price of $2.50 per share.  The vesting and expiry terms are to be determined at the time of grant.  As of September 30, 2009, the options were not issued.  No stock based compensation has been recorded for this commitment as the fair value  could not be reasonably determined at the commitment date.

2009 Capital Transactions
Effective June 4, 2009 the Company completed a debt conversion and assignment transaction resulting in an obligation to issue 33,812,065 common shares in conjunction with the retirement of $3,181,207 in accounts payable and accrued liabilities, notes payable and related party debt, which were issued on July 1, 2009.  Management estimated the fair value of the resultant obligation to issue shares to be $1,678,391.  Included in the statement of operations is a gain on debt settlement of $619,050, net of transaction costs.  Of the 33,812,065 share issuance, 2,000,000 shares were issued pursuant to a consulting services agreement related to the debt conversion and assignment transaction.  The 2,000,000 share issuance has an estimated fair value of $400,000 which was recorded against the gain on debt settlement.

On August 10, 2009, the Company issued 162,500 fully vested shares of its common stock pursuant to the exercise of warrants on a cashless basis for $Nil proceeds, and as a settlement with the warrant holders which included a waiver of rights to additional ratchet provisions.  The warrants were originally issued in conjunction with a 2007 Loan and Security Agreement and accordingly, the $178,750 fair value of the share issuance was recorded as interest and financing charges.

On August 10, 2009, the Company issued 25,000 fully vested shares of its restricted common stock pursuant to a consulting services agreement in relation to the settlement of financing transaction.  At the time of issuance, the shares had a value of $1.10 per share, and $27,500 was recorded as stock-based consulting fees.

On August 26, 2009, the Company issued 50,000 fully vested shares of its common stock pursuant to the exercise of warrants on a cashless basis for $Nil proceeds, as a settlement with the warrant holders which included a waiver of rights to additional ratchet provisions.  The warrants were originally issued in conjunction with a 2007 Loan and Security Agreement and accordingly, the $64,000 fair value of the share issuance was recorded as interest and financing charges.

Through September 30, 2009, the Company has received private placement subscription deposits of $200,000 which are reflected in current liabilities.  The subscription terms are for 250,000 Units at a subscription price of $0.80 per Unit for gross proceeds of $200,000.  Each Unit will be comprised of one common share and one non-transferable share purchase warrant of the Company.  Each warrant would entitles the holder to purchase an additional common share of the Company at an exercise price of $1.20 per warrant share, for a period of five years from the date of issuance.

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

On June 8, 2007, a total of 632,000 stock options were granted (164,000 to consultants and 468,000 to officers and directors) at an exercise price of $2.50 per share.  The term of these options is ten years.  Of the 632,000 options granted, 310,000 vested upon grant, 242,000 vested in one year, 40,000 vested in two years and 40,000 vested in three years.  The aggregate fair value of these options was estimated at $1,179,600, or $1.90 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected life of 5 years for the options vesting immediately, 4 years for the options vesting in one year, 3 years for the options vesting in two years, and 2 years for the options vesting in three years.  The earned portion of the value of these options during the nine months ended September 30, 2009 was $23,500 (2008 - $311,001) of which $Nil (2008 - $151,500) was recorded as stock based consulting and $23,500 (2008 - $159,501) was recorded as stock based management fees.

A summary of the Company’s stock options as of September 30, 2009 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	632,000	$2.50	8.43
Issued	-	-	-
Cancelled	(260,000)	2.50	-

Balance, September 30, 2009 (Unaudited)	372,000	$2.50	7.69

A summary of the status of the Company’s unvested options as of September 30, 2009 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2008	80,000	$2.50
Vested	(40,000)	2.50
Cancelled	(40,000)	2.50

Unvested, September 30, 2009 (Unaudited)	-	n/a

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

Effective October 15, 2008, the 2007 and 2008 promissory notes (Notes 5(ii) through (viii)) were renewed through March 30, 2009.  In consideration for the renewal, on March 11, 2009, the Company issued 492,700 transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share and for an exercise period of up to two years from the issuance date.  The fair value of these warrants was determined to be $246,350, using the Black-Scholes model (assumptions in Note 5).  For the nine months ended September 30, 2009, the remaining $132,079 of the total value was expensed as financing costs.

Effective November 25, 2008, the Company agreed to issue, as fully paid and non-assessable, 20,000 non-transferable and registerable share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share and for an exercise period of up to two years from the issuance date.  The warrant obligation was agreed to as part of a promissory note agreement (refer to Note 5 (ix)) and issued on March 11, 2009.  The fair value of these warrants was determined to be $10,000, using the Black-Scholes model (assumptions in Note 5), and recorded in equity as an obligation to issue warrants.  For nine months ended September 30, 2009, the remaining $6,593 of the total value was expensed as financing costs.

In connection with debentures issued on February 4, 2009 and May 14, 2009, for every $1,000 in face amount of the debentures the Company issued warrants to purchase the greater of (i) 2,000 shares of its common stock or (ii) 0.025% of the Company’s capitalization on a diluted basis following a debt consolidation in the 12 months following the issuance of the debentures for a total of 270,000 initial warrants upon completion of the debt restructuring in June 2009.  The Warrants have a term of two years from the date of issuance.  A holder of the Warrants may exercise those Warrants at $0.20 subject to adjustments upon the occurrence of certain events like stock splits.  The Company has agreed that any shares into which the Debenture can be converted or into which the Warrants may be exercised shall be included in any registration statement that the Company may elect to file for the registration of its common stock.  Management estimated the fair value of the 240,000 initial Warrants to be $48,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.23%, a dividend yield of 0%, and an expected volatility of 224%.  Management estimated the fair value of 30,000 of the initial Warrants issued in connection with the May 14, 2009 modification to be $12,000 using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.87%, a dividend yield of 0%, and an expected volatility of 245%.  The fair value of the warrants was recorded as a discount to the notes and is being amortized over the term of the agreement.  For the nine months ended September 30, 2009, $57,267 of the total value was expensed as financing costs.

On May 26, 2009, the Company agreed to issue 30,000 share purchase warrants, to acquire an equivalent number of common shares of the Company, at an exercise price of $0.40 per share and for an exercise period of up to four years from the issuance date.  The warrants were issued on July 14, 2009, and agreed to as part of the debt assignment transaction.  The fair value of these warrants was determined to be $12,000, using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 0.96%, a dividend yield of 0%, and an expected volatility of 192%.

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

A summary of the Company’s stock purchase warrants as of September 30, 2009 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	1,191,767	$2.50	3.15
Issued	2,245,120	0.42	2.00
Exercised, cancelled or expired	(186,667)	2.50	-

Balance, September 30, 2009 (Unaudited)	3,250,220	$1.06	2.30

NOTE 8:                 SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As disclosed in Notes 5, 6 and 7 effective June 4, 2009 the Company completed a debt conversion and assignment transaction resulting in the issuance 33,812,065 common shares in conjunction with the retirement of $3,181,207 in accounts payable and accrued liabilities, notes payable and related party debt.  Accordingly, the Company recorded a cumulative net gain on the settlement of debt of $619,050 related to the transaction.

As disclosed in Note 4 effective September 30, 2009 the Company completed the settlement of research obligations of $248,938 for cash and a stock issuance obligation.  The cumulative fair value of the settlement was $269,267 and accordingly, the Company recorded a net loss on the settlement of debt of $20,329 related to the transaction.

	Nine months Ended September 30,
	2009	2008

Interest paid	$-	$-
Income taxes paid	$-	$-

NOTE 9:                 CONTINGENCY AND COMMITMENTS

Contingency
The Company has not filed income tax returns for several years in certain operating jurisdictions, and may be subject to possible compliance penalties and interest.  Management is currently not able to make a reliably measurable provision for possible liability for penalties and interest, if any, at this time, and the Company may be liable for such amounts upon assessment.  Penalties and interest, if assessed in the future, will be recorded in the period such amounts are determinable.

Commitment
The Company signed an agreement effective October 1,  2008 with an arm’s length consulting firm in the United States to assist in strategic planning, debt consolidation and negotiation, strategic partnering, mergers, acquisition and near and long term financing.  Pursuant to such Agreement the consulting firm will be compensated $10,000 a month for the term of the Agreement (36 months with mutual cancellation clauses upon notice).  Continuation of the agreement is subject to the deliverables outlined therein including strategic planning, successful debt consolidation and restructuring and funding of at least $750,000.  After certain restructuring efforts have taken place, the consulting firm would be provided with a mobilization fee of $75,000 (settled), issued 2 million common shares (recorded as an obligation to issue) and three tranches of warrants, the first priced at the market when issued and the subsequent warrants at 50% and 100% premiums, respectively, to the first set of warrants.  As at September 30, 2009, the monthly and mobilization fees through June 30, 2009 have been converted as part of the debt settlement transaction, the 2,000,000 shares were issued as part of the June 4, 2009 debt conversion and assignment transaction (refer to Note 7).  The warrants have not been issued.

NOTE 10:                      SUBSEQUENT EVENTS

On October 2, 2009, the Company completed a private placement for 125,000 Units at a subscription price of $0.80 per Unit for gross proceeds of $100,000.  Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company.  Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.20 per warrant share, for a period of five years from the date of issuance.  The Company is in the process of issuing the shares and warrants due under this private placement.

On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) which supersedes and replaces the 2007 Stock Incentive Plan.  The 2009 Plan allows for the issuance of up to 10,000,000 common shares.  Additionally, on October 14, 2009 the Company granted a total of 3,326,000 stock options at an exercise price of $0.97 per share to consultants and management, of which 1,913,000 vested immediately and the remaining 1,413,000 vest in one year.  The term of the options is ten years.  Also on October 14, 2009, the Company approved the repricing of certain stock options issued to consultants and  management.  Options with an exercise price of $2.50 were repriced to $0.97 per share.  The 2009 Stock Incentive Plan, the grant of the stock options thereunder and the repricing of existing options are subject to shareholder approval.

On October 21, 2009, the Company issued 314,466 fully vested shares of its common stock pursuant to the exercise of 385,532 warrants on a cashless basis for $Nil proceeds.  The warrants were originally issued in conjunction with the 2009 Secured Loan Agreement (refer to Note 5(x)).

On October 29, 2009, the Company completed a private placement for 625,000 Units at a subscription price of $0.80 per Unit for gross proceeds of $500,000.  Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company.  Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.20 per warrant share, for a period of five years from the date of issuance.  The Company is in the process of issuing the shares and warrants due under this private placement.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties.  All statements other than statements relating to historical matters including statements to the effect that we “believe”, “expect”, “anticipate”, “plan”, “target”, “intend” and similar expressions should be considered forward-looking statements.  Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this quarterly report on Form 10-Q, and the risks discussed in our other filings with the Securities and Exchange Commission.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof.  We assume no obligation to update these forward-looking statements to reflect events or circumstance that arise after the date hereof.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended September 30, 2009 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview
We are focused on developing innovative therapeutics to treat serious disorders, primarily for cancer and infectious diseases.  We have conducted a number of successful preclinical studies using our TAP gene technology in combination with adeno virus, with the aim of completing our preclinical trials and filing an Investigational Drug Application for cancer in 15-18 months.  We are also pursuing the development of a vaccine for prophylactic  infectious disease vaccines using our TAP technology with the aim of establishing licensing and partnering relationships to generate revenue and advance our pipeline closer to commercial products.

Management believes that an estimated $6,000,000 in conjunction with the recent  significant debt reduction is required over the next two years for expenses associated with the balance of pre-clinical development and completion of toxicology trials for the TAP Cancer Vaccine and prophylactic vaccine development and for various operating expenses.  We are encouraged by recent success stories in the small cap biotech arena where larger biotech and pharmaceutical companies have taken significant positions in, or invested in joint development projects with, smaller companies like ours.  Also companies with similar approaches to cancer therapies have achieved positive results in the clinic giving the sector renewed visibility.  Pandemic outbreaks are a constant threat and the recent H1N1 (Swine Flu) outbreak also highlights the critical need for substantial improvements in treatments and availability of vaccine.  This also narrows the focus of the market into an area where we believe we can make an impact.  While the capital markets are still very challenging, we are hopeful that our early success and very promising technology will enable us to raise the required funding to proceed and we have already see some improvement in ability to raise the needed capital.

In conjunction with the restructuring efforts the company recently entered into a series of secured loan agreements.  The terms of this funding contain onerous security provisions, interest rates and performance requirements.  Due to difficulties in raising funds in the capital markets in early 2009, management arranged this financing with private lenders under the specified terms as certain critical expenditures had to be met to sustain the Company.  Management believes the Company will secure adequate funding to repay the loan and release the secured collateral in the current Quarter.

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

University of British Columbia Agreement
We had conducted our research and development at the University of British Columbia (“UBC”) under a Collaborative Research Agreement (“CRA”), however, as a consequence of our Option and Settlement Agreement with UBC, we presently plan to conduct or contract out our own research and development and continue to contract out clinical grade production of our TAP based vaccines.  In addition, we have an option on any improvements or related TAP technologies coming out of UBC.

National Institute of Health Agreement
We also have a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines.  We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.  Under the terms of this agreement we are required to pay a royalty of $2,500 per year.  This license will be renegotiated pending funding.

Intellectual Property, Patents and Trademarks
Patents and other proprietary rights are vital to our business operations.  We protect our technology through various United States and foreign patent filings, and maintain trade secrets that we own.  Our policy is to seek appropriate patent protection both in the United States and abroad for our proprietary technologies and product candidates.  We require each of our employees, consultants and advisors to execute a confidentiality agreement upon the commencement of any employment, consulting or advisory relationship with us.  Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not be disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived of by an employee shall be our exclusive property.

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

Method of Identifying MHC Class I Restricted Antigens Endogenously Processed by a Secretory Pathway
On August 11, 1998, the U.S. Patent and Trademark Office issued US Patent No. 5,792,604 to UBC, being a patent for the use of bioengineered cell lines to measure the output of the MHC Class I restricted antigen presentation pathway as a way to screen for immunomodulating drugs.  The patent is titled “Method of Identifying MHC Class I Restricted Antigens Endogenously Processed by a Secretory Pathway.”  This patent covers the assay which can identify compounds capable of modulating the immune system.  The inventors were Dr. Jefferies, Dr. Gabathuler, Dr. Kolaitis and Dr. Reid, who collectively assigned the patent to UBC under an assignment agreement.  The patent expires on March 12, 2016.  We have been granted patent protection for this patent in Finland, France, Germany, Italy, Sweden Switzerland and the United Kingdom and have applied for patent protection in Canada and Japan.

TAP Vaccines and other filings
Patent applications have been filed by TapImmune and UBC in respect of our technologies and those currently under assignment.  In December 2006, January, November and December 2007, we made additional filings as continuations or new filings with regard to the same technologies as well as their applications in infectious diseases.  We intend to continue to work with UBC to file additional patent applications with respect to any novel aspects of our technology to further protect our intellectual property portfolio.  As disclosed in previous filings, additional patents have been acquired under the execution of the option agreement.

Our Financial Condition
During the next 12 months, we anticipate that we will not generate any revenue.  We had cash of $46,241 and a working capital deficit of $760,432 at September 30, 2009.  We will require significant additional financial resources and will be dependent on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding
Management believes that an estimated $6,000,000 in conjunction with the recent significant debt reduction is required over the next two years for expenses associated with the balance of pre-clinical development and completion of toxicology trials for the TAP Cancer Vaccine and prophylactic vaccine development and for various operating expenses.  We are encouraged by recent success stories in the small cap biotech arena where larger biotech and pharmaceutical companies have taken significant positions in, or invested in joint development projects with, smaller companies like ours.  While the capital markets are still very challenging, we are confident that the restructuring efforts and strategy we are executing will allow us to raise the required funding to proceed.

We are now poised to re-launch our efforts after changes to management and the Board and restructuring a significant portion of our debt into equity, resulting in a much healthier balance sheet to attract potential funders and partners.  We have raised some capital through private placement and debenture in this quarter and we expect to continue to raise funds in this manner.

Additional fund raising is ongoing and required to initiate our preclinical manufacturing contracts.  The short term requirement is roughly $1,000,000 to $1,500,000 for the next 12 months to get us to a point where we can initiate a Phase 1 study (a single phase 1 study will cost approximately $1,000,000).  Outside of internal development and contracted manufacturing, management has been actively seeking partnerships and joint venture opportunities with suitable companies.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
We are a development stage company and operational revenues during the three months ended September 30, 2009 and 2008 were $Nil.

Operating costs increased to $748,247 during the three months ended September 30, 2009 from $267,120 over the same period ended September 30, 2008.  Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $86,514 during the three months ended September 30, 2009 from $14,194 during the same period ended September 30, 2008 due primarily to business development services relating to debt restructuring that were not in place during the prior period.

•
•
Consulting fees – stock-based increased to $27,500 during the three months ended September 30, 2009 from $Nil during the same period ended September 30, 2008.  The current and prior period expense consists of the fair value of option and stock grants earned during the period.

•
Interest and finance charges increased to $319,969 during the three months ended September 30, 2009 from $134,290 during the same period ended September 30, 2008.  Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes.

•
Management fees decreased to $63,300 during the three months ended September 30, 2009 from $77,139 during the same period ended September 30, 2008.  Our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

•
Management fees – stock-based decreased to $Nil during the three months ended September 30, 2009 from $13,167 during the same period ended September 30, 2008.  The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees increased to $213,079 during the three months ended September 30, 2009 from $12,963 during the same period ended September 30, 2008 due to significant activity relating to debt restructuring and continuing patent applications.

•
Research and development increased to $25,069 during the three months ended September 30, 2009 from $865 during the same period ended September 30, 2008.  Our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

Foreign exchange loss increased to $31,400 during the three months ended September 30, 2009 from $Nil over the same period ended September 30, 2008.  Interest income increased to $83 during the three months ended September 30, 2009 from $Nil during the same period ended September 30, 2008.

During the three months ended September 30, 2009, we recorded a net loss on settlement of debt of $11,314 from $Nil over the same period ended September 30, 2008.  The loss was recognized in conjunction with the retirement of debt and obligations through conversion to equity and debt settlement arrangements with creditors.

Our net loss increased to $790,878 during the three months ended September 30, 2009 from $267,120 over the same period ended September 30, 2008.  The increase resulted primarily from the changes in operating and other expenses discussed above.

Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008
We are a development stage company and operational revenues during the nine months ended September 30, 2009 and 2008 were $Nil.

Operating costs increased to $1,688,697 during the nine months ended September 30, 2009 from $1,704,545 over the same period ended September 30, 2008.  Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $319,950 during the nine months ended September 30, 2009 from $162,796 during the same period ended September 30, 2008 due primarily to business development services relating to debt restructuring that were not in place during the prior period.

•
Consulting fees – stock-based decreased to $27,500 during the nine months ended September 30, 2009 from $151,500 during the same period ended September 30, 2008.  The current and prior period expense consists of the fair value of option and stock grants earned during the period.

•
Interest and finance charges decreased to $577,073 during the nine months ended September 30, 2009 from $618,740 during the same period ended September 30, 2008.  Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes.

•
Management fees decreased to $190,942 during the nine months ended September 30, 2009 from $232,239 during the same period ended September 30, 2008.  Our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

•
Management fees – stock-based decreased to $23,500 during the nine months ended September 30, 2009 from $159,501 during the same period ended September 30, 2008.  The current and prior period expense consists of the fair value of option grants earned during the period.

•
•
Professional fees increased to $462,747 during the nine months ended September 30, 2009 from $241,629 during the same period ended September 30, 2008 due to significant activity relating to debt restructuring and continuing patent applications.

•
Research and development decreased to $28,978 during the nine months ended September 30, 2009 from $71,493 during the same period ended September 30, 2008.  Our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.  The prior period included charges for professional services which were not incurred in the current year.

Foreign exchange loss increased to $44,706 during the nine months ended September 30, 2009 from $Nil over the same period ended September 30, 2008.  Interest income increased to $2,746 during the nine months ended September 30, 2009 from $Nil during the same period ended September 30, 2008.

During the nine months ended September 30, 2009, we recorded a net gain on settlement of debt of $607,736 from $Nil over the same period ended September 30, 2008.  The gain was recognized in conjunction with the retirement of debt and obligations through conversion to equity and debt settlement arrangements with creditors.  The cumulative net gain includes the fair value of common stock and warrants issued as part of the transaction.

Loss on disposal of assets increased to $5,399 during the nine months ended September 30, 2009 from $Nil during the same period ended September 30, 2008.

Our net loss decreased to $1,128,320 during the nine months ended September 30, 2009 from $1,704,545 over the same period ended September 30, 2008.  The decrease resulted primarily from the net gain on settlement of debt, and from changes in operating and other expenses discussed above.

Liquidity and Capital Resources
At September 30, 2009 we had $46,241 in cash.  Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below.  We increased our net cash by $45,254 during the nine months ended September 30, 2009 compared to a decrease of $165,141 during the same period ended September 30, 2008.

Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2009 was $689,899 compared to $565,520 during the same period ended September 30, 2008.  We had no revenues during the current or prior periods.  Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2009 was $Nil compared to $Nil during the same period ended September 30, 2008.

Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2009 was $735,153 compared to $389,602 during the same period ended September 30, 2008.  Current period financing consisted of subscription deposits, proceeds from convertible debentures and secured promissory notes and advances from related parties.  Prior period financing included advances from related parties.

At September 30, 2009 we had 372,000 stock options and 3,250,220 share purchase warrants outstanding.  The outstanding stock options had a weighted average exercise price of $2.50 per share, with the warrants having a weighted average exercise price of $1.06 per share.  Accordingly, as of September 30, 2009 the outstanding options and warrants represented a total of 3,622,220 shares issuable for proceeds of approximately $4,375,000 if these options and warrants were exercised in full.  The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised or that those warrants that contain a cashless exercise provision will not be exercised on a cashless basis.

As of September 30, 2009 we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $6,000,000 assuming a single Phase 1 clinical trial.

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

None

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

As of September 30, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as at September 30, 2009 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate entity level controls due to an ineffective audit committee resulting from a lack of independent members on the current audit committee and a lack of outside directors on our board of directors; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) ineffective controls over period end financial disclosure and reporting processes.

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the three months ended September 30, 2009, but management is most concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

We are committed to improving our financial organization.  As part of this commitment, we will continue to enhance our internal control over financial reporting by: i) expanding our personnel improving segregate duties consistent with control objectives, ii) appoint one or more outside directors to our board of directors who shall be appointed to our audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management; and iii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the ineffective audit committee and a lack of outside directors on our Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel will result in improved segregation of duties and provide more checks and balances within the financial reporting department.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and are committed to taking further action by implementing additional enhancements or improvements, or deploying additional human resources as may be deemed necessary.

Changes in Internal Control Over Financial Reporting
In August 2009, the Company completed the restructuring of management resulting in the addition of a new Chief Executive Officer and Chief Financial Officer.  Subsequent to those changes, we have engaged consultants who are assisting with the identification and documentation of existing controls, the definition of staffing responsibilities, improving segregation of duties, as well as the implementation of additional controls and monitoring procedures.  Management believes that it has remediated the deficiencies in our disclosure controls and procedures related to a weak tone at the top to implement an effective control environment.

There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

None.

Item 1A.                 Risk Factors

See last Annual Report.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 7, 2009 we entered into a consulting services agreement.  In accordance with the terms of that agreement, on August 10, 2009, we issued 25,000 shares of our restricted common stock pursuant to Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

Effective October 2, 2009, we completed a private placement for 125,000 Units at a subscription price of $0.80 per Unit for gross proceeds of $100,000.  Each Unit is comprised of one common share of our common stock and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase an additional common share of our common stock at an exercise price of $1.20 per warrant share, for a period of five years from the date of issuance.

Effective October 29, 2009, we completed a private placement for 625,000 Units at a subscription price of $0.80 per Unit for gross proceeds of $500,000.  Each Unit is comprised of one common share or our common stock and one non-transferable share purchase warrant.  Each warrant entitles the holder to purchase an additional common share of our common stock at an exercise price of $1.20 per warrant share, for a period of five years from the date of issuance.

Item 3.                 Defaults Upon Senior Securities

Not Applicable.

Item 4.                 Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.                 Other Information

Not Applicable.

Item 6.                 Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.
31.2	Certification of Acting Principal Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Acting Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman and Principal Executive Officer Date: November 16, 2009.
/s/ Tracy A. Moore
Tracy A. Moore Chief Financial Officer and Acting Principal Accounting Officer Date: November 16, 2009.