Form 10-K
period 2009-12-31
TAPIMMUNE INC
filed 2010-04-15
CIK 1094038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-27239

TAPIMMUNE INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0277072
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Suite 400, 800 Bellevue Way NE Bellevue, Washington	98004
(Address of Principal Executive Offices)	(Zip Code)

(425) 462-2556
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

Large accelerated filer [  ]                                                                                                      Accelerated filer  [  ]

Non-accelerated filer  (do not check if a smaller reporting company) [  ]                      Smaller reporting company  [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of June 30, 2009 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $920,000.

The registrant had 39,076,674 shares of common stock outstanding as of April 9, 2010.

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

PART I

ITEM 1.                      BUSINESS

Company Overview

We are a biotechnology company whose strategic vision is to develop and market products specializing in the application of discoveries in cellular and molecular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and prevention of infectious diseases.  Our technologies are based on an understanding of the function of a protein pump known as “TAP”, which is located within cells and which is essential to the processing of foreign (microbial) or autologous antigens, and subsequent presentation to the immune system for eradication of the cancer or infected cell.  We currently have none of our product candidates on the market and are focusing on the development and testing of our product candidates.

The current standard therapies for cancer treatment include surgery, radiation therapy and chemotherapy.  However, we believe that these treatments are not precise in targeting only cancerous cells and often fail to remove or destroy all of the cancer.  The remaining cancer cells may then grow into new tumors, which can be resistant to further chemotherapy or radiation, which may result in death.  In the United States, deaths from cancer are second only to cardiovascular deaths.

Company History

We currently trade on the OTC Bulletin Board under the symbol “TPIV”.

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

By restoring TAP expression to TAP-deficient cells, the MHC Class I protein peptide complexes could signal the immune system to attack the cancer.  The strategic vision of TapImmune is to be a product-driven biotechnology company, focusing primarily on use of its patented TAP technology to restore the TAP function within cancerous cells, thus making them immunogenic, or more “visible” to cancer fighting immune cells.  Management believes that this cancer vaccine strategy will provide the most viable therapeutic approach that addresses this problem of “non-immunogenicity” of cancer.  Management believes that this therapy may have a strong competitive advantage over other cancer therapies, since restoring the TAP protein will direct the immune system to specifically target the cancerous cells without damaging healthy tissue.

As a key part of its overall strategy, and with adequate funding, the company is pursuing the development of prophylactic vaccines against infectious microbes and will also do so in partnership with other vaccine developers.  The company intends to develop the TAP technology for use as a vaccine that restores normal immune recognition for the treatment of cancer and supplements immune recognition for the development of prophylactic vaccines.

TapImmune’s Target Market and Strategy

With the required funding in place, we will support and expand on our key infectious disease partnerships, including our recently announced collaboration effort with Aeras TB Foundation.  We will also continue product development in oncology either alone with corporate partners.  Cancer encompasses a large number of diseases that affect many different parts of the human body.  The diversity of cancer types and their overall prevalence create a large need for new and improved treatments.  Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers.  Research & Markets (Global Vaccine Market Outlook 2007 – 2010) estimated that the market for cancer vaccines could reach approximately $6 billion in 2010.  IMS has estimated that the cancer market will mushroom from $48 billion to $75 billion in 2012 with biopharma companies anticipating that cancer vaccines will grab a large slice of the market (Fierch Biotech, March 23, 2010).  The goal of TapImmune management is to have the FDA approve our cancer vaccines within the next few years so that we can secure a portion of this market.

Management also believes that our prophylactic vaccine adjuvant will improve the creation of new vaccines and enhance the efficacy of current vaccines.  It will be a key business development strategy to pursue additional partnerships and joint research and development ventures with vaccine manufacturers and pharmaceutical companies to bring new and improved vaccines to market.  This strategy includes the development of vaccines for pandemic diseases and for bioterrorism threats. The market for prophylactic vaccines is around $6 Billion and is expected to reach $11 billion in 2010 (Frost & Sullivan).  Management believes that our adjuvant will increase the potency of many of the currently available vaccines and lead to the creation of better, more effective new vaccines, thereby allowing us to participate in this large market through novel new products and in combination with existing vaccines.

Research and Development Efforts

We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology.  We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes.  This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements.  Our first generation TAP vaccines that have been used in animal preclinical studies are based on insertion of TAP genes into a proprietary modified adeno virus vector.  For clinical studies we plan to have this product manufactured using the PerC6 cell line licensed from Crucell Holland B.V. (“Crucell”). We have an opportunity to take advantage of our potential partners’ capabilities while reducing our overhead costs.  Our relationship with the University of British Columbia (“UBC”) allowed us to conduct contract research and development by employing highly skilled scientists at UBC.  The research and development team performed the basic research on the biological function of TAP and related licensed technology as well as preclinical animal studies in cancer and infectious diseases.  Moving into the development phase, we plan to initiate a contract with a qualified CRO (contract research organization), for the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices (“GMP”) and Good Laboratory Practices (“GLP”) certification. We will also plan to rely on our new partnership with Aeras to demonstrate the use of TAP in a new TB vaccine candidate.  Second generation vaccines using TAP-encoding DNA plasmids will also be developed.

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

Laboratory Testing of the TAP Cancer Vaccine
Management believes that the key milestone of efficacy in animal models of cancer has been attained and that other scientific research teams have validated the experimental data from these animal studies.  The proof of principle for the TAP technology as a cancer vaccine was established in research conducted during the last ten years at UBC.  The initial studies were conducted using a small-cell lung cancer cell line that was derived from an aggressive, metastatic cancer.  These cells have multiple defects in the “antigen presentation pathway” in that they are not detected by the immune system.  When the TAP protein was introduced into these cells, antigen presentation was restored.  In addition, a series of animal studies have demonstrated the ability of TAP to restore an immune response.  This study was published in Nature Biotechnology (Vol. 18, pp. 515-520, May 2000).  Management believes that the TAP technology has been further validated in metastatic melanoma, where animal studies similar to the small-cell lung cancer studies described above were performed and similar results were achieved.

Pre-Clinical Testing
We have completed small animal pre-clinical animal testing of our TAP Cancer Vaccine to the extent that is required as a prerequisite for further preclinical toxicology analysis and Investigational New Drug (or “IND”) application to the FDA.  The pre-clinical testing of the TAP Cancer Vaccine to date included the evaluation of several strains of vaccinia and adenovirus vectors to assess their respective ability to deliver the correct genetic information allowing expression of the TAP protein in tumors, the selection and licensing of the vector from Crucell and the identification and entering into an agreement, that we refer to in this Annual Report as our “Production Services Agreement”, with a CRO, a GMP manufacturer, for subsequent production of the TAP Cancer Vaccine.  We have to complete the performance of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity.  In addition, we must complete initial vaccine production, and develop internal and external clinical trials, support personnel and infrastructure before commencing clinical trials.

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

Phase I Human Clinical Trials
Management believes that, subject to the completion of remaining pre-clinical work and financing, estimated at approximately $5,000,000, the Phase I human clinical trials could commence in 2011 depending on how quickly funding or an appropriate partnership is in place.  The Phase I human clinical trials will be designed to provide data on the safety of the TAP Cancer Vaccine when used alone or as a component of a cancer vaccine in humans.  If the latter strategy is employed the clinical trial design and specific cancer indication will be dependent upon the collaboration.

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

Infectious Disease Application for “TAP” Adjuvant

TapImmune plans to develop or license out our technology for the creation of enhanced viral vaccines, such as for smallpox and others, based on our findings that TAP can augment immune responses.  We have presented data showing that increasing TAP expression in TAP-competent antigen presenting cells (APCs) and/or virus infected cells increases the antigenic peptide associated with MHC class I expression on the cell surface, and leads to increased specific T cell-mediated immune responses.  We believe this technology can add great value to the creation of new vaccines and enhance those that already exist.  Our collaboration with Aeras TB Foundation is evidence of this and we will continue to pursue additional partnerships and collaborations as a key strategy to expand our R&D program to optimize resources and to reduce costs and development Times.

Strategic Relationships

University of British Columbia Agreement
We had conducted our research and development at the University of British Columbia (“UBC”) under a Collaborative Research Agreement (“CRA”), however, as a consequence of our Option and Settlement Agreement with UBC, we presently plan to contract out our research and development and continue to contract out clinical grade production of our TAP based vaccines.  In addition, we have an option on any improvements or related TAP technologies coming out of UBC.

Crucell Holland B.V. Research License and Option Agreement
Effective August 7, 2003, we entered into a five-year research license and option agreement with Crucell Holland B.V. (“Crucell”), whereby Crucell granted us a non-exclusive worldwide license for the research use of its packaging cell (PerC6) technology.  We were required to make certain payments over the five-year term totaling Euro €450,000 (approximately $510,100).

The license was dormant with an outstanding balance owing of 170,000 Euro ($248,938) that was included in research obligations.  Management has completed a settlement for the remaining balance including a €17,000 cash payment and the issuance of 265,000 shares of the Company’s restricted common stock, and a new license agreement is in place.  As at December 31, 2009, the $25,467 (€17,000) cash payment has been made and the $243,800 fair value of the non-cash settlement has been recorded to discharge the outstanding balance owing.

National Institute of Allergy and Infectious Diseases
We signed a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines.  We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.  Under the terms of this agreement we are required to pay a royalty of $2,500 per year.  This license is expected to be renegotiated pending adequate funding.

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

TAP Vaccines and other filings
Patent applications have been filed by TapImmune and UBC in respect of our technologies and those currently under assignment.  In December 2006, January, November, and December 2007 we made additional filings as continuations or new filings with regard to the same technologies as well as their applications in infectious diseases.  We intend to continue to work with UBC to file additional patent applications with respect to any novel aspects of our technology to further protect our intellectual property portfolio.  As disclosed in previous filings, additional patents have been acquired under the execution of the option agreement.  An invention that describes the use of bio-acceptable substances to promote the transcription of the TAP-1 gene in TAP-1 expression-deficient cells was filed in July 2009.  The patent is entitled “HAT acetylation promoters and uses of compositions thereof in promoting immunogenicity”.

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

Product Liability and Insurance

Once we are able to commence the sale of our products into the market, we will face the risk of product liability claims.  Because we are not yet selling our products, we have not experienced any product liability claims to date and we do not yet maintain product liability insurance.  Management intends to maintain product liability insurance consistent with industry standards upon commencement of the marketing and distribution of the TAP Cancer Vaccine.  There can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on our business, financial condition or results of operations, or that such insurance will continue to be available on commercially reasonable terms, if at all.

Employees

Dr. Glynn Wilson is our Chief Executive Officer and Principal Executive Officer, Mr. Denis Corin is our President, and Mr. Tracy Moore is our Chief Financial Officer and Principal Accounting Officer.  These individuals are primarily responsible for all our day-to-day operations.  Other services are provided by outsourcing and consultant service agreements.  As of December 31, 2009, we did not have any payroll or regular employees.

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

Risks Related to Our Company

We have a history of operating losses.

We continue to incur losses and will require additional financing to continue our operations.  We have incurred operating losses and negative cash flow from operations for most of our history.  Losses incurred since our inception have aggregated to $25,274,076, and there can be no assurance that we will be able to generate positive cash flows to fund our operations in the future or to pursue our strategic objectives.  We believe that we currently do not have sufficient cash to satisfy our needs beyond four months.  We will need to raise additional capital, most likely via the sale of equity securities, to fund our operations.  There can be no assurance that we will be able to obtain such financing on terms satisfactory to us, if at all.  Any additional equity financing may be dilutive to existing stockholders, and debt financing, if available, may include restrictive covenants.  If adequate funds are not available, we might be required to limit our research and development activities or our administrative activities any of which could have a material adverse effect on the future of the business.

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

The independent auditor’s report accompanying our December 31, 2009 consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

The consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at December 31, 2009, the Company has a working capital and capital deficiency of $629,388, and has incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations.  Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding.  The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements.

We depend upon collaborative relationships and third parties for product development and commercialization.

We have historically entered into research and development agreements with collaborative partners. Pursuant to these agreements, our collaborative partners provide us with the intellectual property and options for the license of the intellectual property necessary to develop and commercialize our product candidates.  We will continue to rely on future collaborative partners for the development of products and technologies.  There can be no assurance that we will be able to negotiate such collaborative arrangements on acceptable terms, if at all, or that current or future collaborative arrangements will be successful.  To the extent that we are not able to establish such arrangements, we could be forced to undertake such activities at our own expense.  The amount and timing of resources that any of these partners devote to these activities will generally be based on progress by us in our funding and product development efforts.  Some of our collaborative arrangements may be terminated by the partner upon prior notice without cause and there can be no assurance that any of these partners will perform its contractual obligations or that it will not terminate its agreement.

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

Our product candidates and activities are subject to regulation by various governments and government agencies.

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

Government regulation imposes significant costs and restrictions on the development and commercialization of our product candidates and services.  Our success will depend on our ability to satisfy regulatory requirements.  We may not receive required regulatory approvals on a timely basis, if at all.  Government agencies heavily regulate the production and sale of healthcare products and the provision of healthcare services.  In particular, the FDA and comparable agencies in foreign countries must approve human therapeutic and diagnostic products before they are marketed, as well as the facilities in which they are made.  This approval process can involve lengthy and detailed laboratory and clinical testing, sampling activities and other costly and time-consuming procedures.  Our failure to comply with applicable regulatory approval requirements may lead regulatory authorities to take action against us, which may delay or cease the development and commercialization of our product candidates.

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

We depend on key management and advisors.

Due to the specialized nature of our business, our success will be highly dependent upon our ability to attract and retain qualified scientific and executive personnel.  Our success depends to a significant extent upon our key management, including Glynn Wilson, our Chairman and Chief Executive Officer, Denis Corin, our President, and Tracy Moore, our Chief Financial Officer.  There can be no assurance that we will be successful in attracting and retaining the personnel we require to develop and market our product candidates and to conduct our operations successfully.  Failure to retain Mr. Wilson, Mr. Corin or Mr. Moore would have a material adverse effect upon our business.

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

Risks relating to our shares

We have not paid dividends to date and do not intend to pay any dividends in the near future.

We have never paid dividends on our common stock and presently intend to retain any future earnings to finance the operations of our business. You may never receive any dividends on our shares.

The exercise of stock options and warrants, the conversion of debentures, or the later sales of our common stock may further dilute the shares of common stock you receive in this offering.

As of the date of this Annual Report, we had outstanding 3,618,000 options to purchase shares of our common stock and 6,062,800 warrants exercisable into shares of our common stock.  The issuance of any shares of common stock pursuant to exercise of such options and warrants or the redemption of the debentures could dilute the interest of our current or future shareholders.

Our Board of Directors is authorized to sell additional shares of common stock, or securities convertible into shares of common stock, if in their discretion they determine that such action would be beneficial to us.  Any such issuance could dilute the interest of our current or future shareholders.

Our articles of association provide indemnification for officers, directors and employees.

Our governing instruments provide that officers, directors, employees and other agents and their affiliates shall only be liable to our Company for losses, judgments, liabilities and expenses that result from the negligence, misconduct, fraud or other breach of fiduciary obligations.  Thus certain alleged errors or omissions might not be actionable by us.  The governing instruments also provide that, under the broadest circumstances allowed under law, we must indemnify our officers, directors, employees and other agents and their affiliates for losses, judgments, liabilities, expenses and amounts paid in settlement of any claims sustained by them in connection with our Company, including liabilities under applicable securities laws.

If large amounts of our shares held by existing shareholders are sold in the future, the market price of our common stock could decline.

Four shareholders beneficially own approximately 14,401,173 shares of our common stock.  The market price of our shares could fall substantially if these or other shareholders sell large amounts of our common stock in the public market.  These sales, or the possibility that these sales may occur, could also make it more difficult for us to sell equity or equity-related securities if we need to do so in the future to address then-existing financing needs.  U.S. federal securities laws requiring the registration or exemption from registration in connection with the sale of securities limit the number of common stock available for sale in the public market.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We do not own any real estate or other properties.  Our registered office is located at Suite 400, 800 Bellevue Way NE, Bellevue, Washington, 98004.  On June 22, 2009, we entered into a one year office lease in Bellevue, Washington commencing on July 1, 2009.  The terms of the lease require us to make minimum monthly payments of $2,654 per month.

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

ITEM 4.                      (REMOVED AND RESERVED)

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “TPIV.OB” and on the Frankfurt and Berlin Stock Exchanges under the symbol “GX1A.”  The listing on the Berlin Stock Exchange was done without the company’s knowledge and consent.  We have attempted to have the Berlin Stock Exchange listing terminated, however it has not been able to do so.  We do not intend to maintain either Frankfurt or Berlin listings.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCBB.  The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

	High Bid	Low Bid

Fiscal Year 2010
March 31, 2010	$0.70	$0.23

Fiscal Year 2009
December 31, 2009	$1.56	$0.42
September 30, 2009	$2.60	$0.83
June 30, 2009	$0.80	$0.11
March 31, 2009	$2.00	$0.20

Fiscal Year 2008
December 31, 2008	$0.90	$0.20
September 30, 2008	$3.10	$0.40
June 30, 2008	$4.30	$1.00
March 31, 2008	$3.60	$0.90

The last reported sales price for our shares on the OTCBB, as of April 9, 2010, was $0.29 per share.  As of April 9, 2010, we had 328 shareholders of record.

On June 28, 2007, we completed a reverse stock split thereby issuing 1 new share of common stock in exchange for each 2.5 outstanding shares of our common stock.  Accordingly, we decreased our authorized shares of common stock from 200,000,000 common shares to 80,000,000 common shares.  On January 22, 2009, in a special meeting of shareholders we increased our authorized shares of common stock from 80,000,000 to 500,000,000.  Effective July 10, 2009, we executed a further 1 for 10 reverse stock split reducing the authorized shares of common stock from 50,000,000 common shares with a $0.001 par value.  Effective February 21, 2010, we increased our shares of common stock from 50,000,000 common shares to 150,000,000 common shares.

Over the past five years, we have maintained 5,000,000 authorized shares of preferred stock, of which we have issued none.

Dividend Policy

No dividends have been declared or paid on our common stock.  We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Compensation Plans

The following table sets forth information as of December 31, 2009:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
(a)Equity compensation plans approved by security holders	Nil	Nil	Nil
(b)Equity compensation plans not approved by security holders	3,618,000	$0.97	6,382,000
	3,618,000	$0.97	6,382,000

Stock Incentive Plan

On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”).  The 2009 Plan allows for the issuance of up to 10,000,000 common shares.  Options granted under the Plan shall be at prices and for terms as determined by our Board of Directors, and may have vesting requirements as determined by our Board of Directors.

The foregoing summary of the 2009 Stock Incentive Plan is not complete and is qualified in its entirety by reference to the 2009 Stock Incentive Plan, a copy of which has been filed with the SEC.

As of the date of this annual report, there are an aggregate of 3,618,000 stock options granted and outstanding.

Warrants
As of the date of this annual report, there are an aggregate of 6,062,800 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities
Effective February 8, 2010, we settled $100,000 of debt through the issuance of 750,000 share purchase warrants to acquire an equivalent number of our common shares , at an exercise price of $0.50 per share and for an exercise period of up to five years from the issuance date.  We issued these options in transactions relying on the registration exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.                  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2009 and for the period from inception (July 27, 1999) to December 31, 2009 and (ii) the section entitled “Business”, included in this annual report.  The discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Plan of Operations

Management believes that as a result of a significant debt settlement and restructuring in July 2009, the company is well positioned and has a balance sheet that has been restructured to make it possible to go to the equity market to raise the estimated $5,000,000 necessary over the next two years for expenses associated with the balance of pre-clinical development and completion of toxicology trials for the TAP Cancer Vaccine and prophylactic vaccine development and for various operating expenses.

2008 and 2009 were very challenging years in the capital markets.  We were however able secure over $1,000,000 enabling us to complete our restructure, ensure our important patent work continued along and pursue our business development initiatives.  These initiatives resulted in a collaboration agreement with Aeras Global Tuberculosis Foundation and a new license agreement with Crucell Holland, giving us access to a best of breed technology and the necessary components to improve the possible outcome in our vaccine manufacturing process.

Over the last two years, we have been working diligently on finding partners that we believe we can work closely with to form collaborative arrangements that will be mutually beneficial.  On February 1, 2010, we announced our collaboration intent with Aeras Global TB Foundation.  Aeras, a leading non-profit Product Development Partnerships, is dedicated to the development of effective tuberculosis (TB) vaccine regimens that will prevent tuberculosis in all age groups and will be affordable, available and adopted worldwide.

According to the World Health Organization (WHO), in 2007 there were an estimated 13.7 million chronic active cases of TB, 9.3 million new cases, and 1.8 million deaths from TB, mostly in developing countries.

Aeras Global TB Vaccine Foundation and TapImmune have entered into an R&D collaboration effort with an overall goal to evaluate the efficacy of TAP in concert with novel TB vaccine candidates.  Aeras is based in Rockville, Maryland, where it operates a state-of-the-art manufacturing and laboratory facility.

We have identified additional partnership opportunities and encourage shareholders to keep an eye on our news in the coming months.

The scope of these kinds of collaborations cannot be emphasized enough. World class institutions have identified the uniqueness and the potential of our technology platform and the opportunities we are pursuing.

We have not generated any cash flows from operations to fund our operations and activities due primarily to the nature of lengthy product development cycles that are normal to the biotech industry.  Therefore, we must raise additional funds in the future to continue operations.  We intend to finance our operating expenses with further issuances of common stock and/or debt.  Although we do not currently have funds to continue operations for more than four months, we believe that future investment, if successful, should be adequate to fund our operations over the next 24 months.  Thereafter, we expect we will need to raise additional capital to meet long-term operating requirements.  Our future success and viability are dependent on our ability to raise additional capital through further private offerings of our stock or loans from private investors.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or not available on acceptable terms, we may not be able to conduct our proposed business operations successfully, which could significantly and materially restrict or delay our overall business operations.

Results of Operations

The following sets table sets out our consolidated losses for the periods indicated:

	Year Ended December 31, 2009	Year Ended December 31, 2008	For the Period from Inception (July 27, 1999) to December 31, 2009
Expenses
Consulting	$552,339	$233,283	$1,771,206
Consulting, stock-based	506,042	151,500	3,791,817
Depreciation	3,741	7,482	213,227
General and administrative	85,146	115,693	2,408,456
Interest and finance charges	1,188,934	778,179	3,910,603
Management fees	260,242	353,162	2,194,477
Management fees, stock based	2,019,660	172,668	2,847,050
Professional fees	673,227	284,288	3,314,449
Research and development	93,041	182,343	5,417,392
Research and development, stock-based	-	-	612,000
	5,382,372	2,278,598	26,480,677
Loss Before Other Items	(5,382,372)	(2,278,598)	(26,480,677)
Other Items
Foreign exchange	(38,069)	82,659	44,590
Gain on settlement of debt	961,056	-	1,134,066
Interest income	2,814	-	33,344
Loss on disposal of assets	(5,399)	-	(5,399)
Net Loss	$(4,461,970)	$(2,195,939)	$(25,274,076)

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
We are a development stage company.  We recorded a net loss of $4,461,970 during the year ended December 31, 2009 compared to $2,195,939 for the year ended December 31, 2008.

Operating Expenses
Operating expenses incurred during the fiscal year ended December 31, 2009 were $5,382,372 compared to $2,278,598 in the prior year.  Significant changes and expenditures are outlined as follows:

•
Consulting fees were $552,339 during the fiscal year ended December 31, 2009 compared to $233,283 during the prior fiscal year.  The increase was due primarily to business development services including those relating to financing and debt restructuring that were not in place during the prior period.

•
Stock-based consulting fees were $506,042 in the year ended December 31, 2009 compared to $151,500 in the prior year.  The current and prior year charges result from the fair valuation of shares issued to consultants and options granted to or earned by consultants during such periods.

•
General and administrative expenses were $85,146 in the year ended December 31, 2009 compared to $115,693 in the prior year, with the decrease resulting primarily from a reduction in operations in the current year due to resource restrictions, including the closure of the Vancouver location.

•
Interest and finance charges were $1,188,934 during the fiscal year ended December 31, 2009 compared to $778,179 during the prior fiscal year.  Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes.

•
Management fees were $260,242 in the year ended December 31, 2009 compared to $353,162 in the prior year, with the difference resulting primarily from a change in executive compensation during the second half of the prior year and additional directors’ fees during the current year.  Additionally, our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

•
Stock-based management fees were $2,019,660 in the year ended December 31, 2009 compared to $172,668 in the prior year.  The current and prior year charges result from the fair valuation of options granted to management that were earned during the period.

•
Professional fees were $673,227 in the year ended December 31, 2009 compared to $284,288 in the prior year.  The increase from the prior year results from significant activity relating to debt restructuring and continuing patent applications in the current year.

•
Research and development costs during the fiscal year ended December 31, 2009 were $93,041 compared to $182,343 during the prior fiscal year.  The decrease results from research and consulting service agreements in effect during the prior fiscal year.  Our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

During the fiscal year ended December 31, 2009, we recorded a net gain on settlement of debt of $961,056 from $Nil in the prior year.  The gain was recognized in conjunction with the retirement of debt and obligations through conversion to equity and debt settlement arrangements with creditors.  The cumulative net gain includes the fair value of common stock and warrants issued as part of the transaction.

Foreign exchange decreased to a loss of $38,069 during the fiscal year ended December 31, 2009 from a gain of $82,659 in the prior year.  Interest income increased to $2,814 during the fiscal year ended December 31, 2009 from $Nil in the prior year.  Loss on disposal of assets increased to $5,399 during the fiscal year ended December 31, 2009 from $Nil in the prior year.

Our net loss for the year ended December 31, 2009 was $4,461,970 or ($0.23) per share, compared to a net loss of $2,195,939 or ($0.90) per share in the prior period.  The weighted average number of shares outstanding was 19,704,002 for the year ended December 31, 2009 compared to 2,390,084 for the prior year.

Liquidity and Capital Resources
The following table sets forth our cash and working capital as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008

Cash reserves	$ 141,431	$ 987
Working capital (deficit)	$ (629,388)	$ (3,032,512)

Subject to the availability of additional financing, we intend to spend approximately $3,000,000 over the next twelve months in carrying out our plan of operations.  At December 31, 2009, we had $141,431 of cash on hand and a working capital deficit of $629,388.  As such, our working capital at December 31, 2009 will not be sufficient to enable us to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months.  We anticipate that we will require additional funding of approximately $3,000,000.  Our management is currently making significant efforts to secure the needed financing, but we have not yet secured any commitments with respect to such financing.  If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Going Concern
We have no sources of revenue to provide incoming cash flows to sustain our future operations.  As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing.  These factors raise substantial doubt regarding our ability to continue as a going concern.  Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business.  As at December 31, 2009, we had accumulated losses of $25,274,076 since inception.  Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used in Operating Activities
Operating activities in the year ended December 31, 2009 used cash of $1,121,726 compared to $714,425 in the year ended December 31, 2008.  Operating activities in the period from inception on July 27, 1999 to December 31, 2009 used cash of $12,619,522.  Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting fees, management fees, professional fees and research and development.

Net Cash Used in Investing Activities
In the year ended December 31, 2009, investing activities used cash of $Nil compared to $Nil in the year ended December 31, 2008.  In the period from inception on July 27, 1999 to December 31, 2009 investing activities provided cash of $204,747.

Net Cash Provided by Financing Activities
As we have had no revenues since inception, we have financed our operations primarily through private placements of our stock.  Financing activities in the year ended December 31, 2009 provided cash of $1,262,170 compared to $547,873 in the year ended December 31, 2008.  In the period from inception on July 27, 1999 to December 31, 2009 financing activities provided net cash of $12,556,206 primarily from the sale of our equity securities.

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

See Note 2 of our consolidated financial statements for our year ended December 31, 2009 for a summary of significant accounting policies.

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

DECEMBER 31, 2009 AND 2008

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TapImmune Inc.

We have audited the accompanying consolidated balance sheets of TapImmune Inc. (a development stage company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2009 and 2008 and the period from July 27, 1999 (inception) through December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of TapImmune Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the period from July 27, 1999 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 9, 2010

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

CURRENT ASSETS
Cash	$141,431	$987
Due from government agency	1,033	33,263
Prepaid expenses and deposits (Note 9)	214,501	9,520
	356,965	43,770

FURNITURE AND EQUIPMENT, NET (Note 3)	-	9,139
	$356,965	$52,909

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$586,556	$1,544,603
Research agreement obligations (Note 4)	45,676	243,598
Convertible notes payable (Note 5)	203,021	56,633
Short term debt (Note 5)	135,000	763,327
Due to related parties (Note 6)	16,100	468,121
	986,353	3,076,282

STOCKHOLDERS’ DEFICIT
Capital stock (Note 7)
Common stock $0.001 par value: 150,000,000 shares
authorized, 38,361,674 (2008 - 2,414,983) shares
issued and outstanding	38,362	24,150
Additional paid-in capital	24,152,319	17,500,559
Shares and warrants to be issued (Notes 5, 7, and 11)	513,733	323,750
Deficit accumulated during the development stage	(25,274,076)	(20,812,106)
Accumulated other comprehensive income (loss)	(59,726)	(59,726)
	(629,388)	(3,023,373)
	$356,965	$52,909

COMMITMENTS AND CONTINGENCIES (Notes 1, 4, 5, 10 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from July 27, 1999 (inception) to December 31, 2009

EXPENSES
Consulting	$552,339	$233,283	$1,771,206
Consulting, stock-based (Note 7)	506,042	151,500	3,791,817
Depreciation	3,741	7,482	213,227
General and administrative	85,146	115,693	2,408,456
Interest and financing charges (Note 5)	1,188,934	778,179	3,910,603
Management fees (Note 6)	260,242	353,162	2,194,477
Management fees, stock-based (Note 7)	2,019,660	172,668	2,847,050
Professional fees	673,227	284,288	3,314,449
Research and development (Note 6)	93,041	182,343	5,417,392
Research and development, stock-based	-	-	612,000
	5,382,372	2,278,598	26,480,677
NET LOSS BEFORE OTHER ITEMS	(5,382,372)	(2,278,598)	(26,480,677)
OTHER ITEMS
Foreign exchange	(38,069)	82,659	44,590
Gain on settlement of debt (Note 7)	961,056	-	1,134,066
Interest income	2,814	-	33,344
Loss on disposal of assets	(5,399)	-	(5,399)
NET LOSS	$(4,461,970)	$(2,195,939)	$(25,274,076)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.23)	$(0.90)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	19,704,002	2,390,084

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of Shares	Amount	Paid in Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Issued on incorporation - July 27, 1999	1	$-	$-	$-	$-	$-	$-
Issued to the founders for:
- cash	74,000	740	1,110	-	-	-	1,850
- consulting services	86,000	860	1,290	-	-	-	2,150
Common stock subscriptions	-	-	-	177,100	-	-	177,100
Net loss	-	-	-	-	(80,733)	-	(80,733)
Balance, December 31, 1999	160,001	1,600	2,400	177,100	(80,733)	-	100,367
Issued with UBC agreement for:
- consulting services	144,000	1,440	2,160	-	-	-	3,600
- for license fees	20,000	200	300	-	-	-	500
Issued for cash:
- at $1.50 per share, net of finders’ fees of $95,570	56,353	564	749,166	(177,100)	-	-	572,630
- at $1.50 per share	34,160	342	512,058	-	-	-	512,400
Issued for finders’ fees	4,986	50	(50)	-	-	-	-
Net loss	-	-	-	-	(935,332)	-	(935,332)
Currency translation adjustment	-	-	-	-	-	(1,937)	(1,937)
Balance, December 31, 2000	419,499	4,195	1,266,034	-	(1,016,065)	(1,937)	252,228
Issued for cash:
- at $1.88 per share	4,413	44	82,706	-	-	-	82,750
- at $2.50 per share	10,600	106	264,894	-	-	-	265,000
Net loss	-	-	-	-	(671,986)	-	(671,986)
Currency translation adjustment	-	-	-	-	-	(2,041)	(2,041)
Balance, December 31, 2001	434,512	4,345	1,613,635	-	(1,688,051)	(3,978)	(74,049)
Issued for cash:
- at $2.50 per share, net of finders’ fees of $17,000	7,500	75	170,425	-	-	-	170,500
Issued on settlement of debt	7,266	73	136,172	-	-	-	136,245
GPI balance, July 15, 2002	449,279	4,493	1,920,232	-	(1,688,051)	(3,978)	232,696
GMC balance, July 15, 2002	612,805	6,128	7,180,164	(85,000)	(6,607,580)	-	493,712
Reverse acquisition recapitalization adjustment	(449,279)	(4,493)	(6,603,087)	-	6,607,580	-	-

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Balance post reverse acquisition	612,805	6,128	2,497,309	(85,000)	(1,688,051)	(3,978)	726,408
GMC subscription proceeds received	-	-	-	285,000	-	-	285,000
Issued for cash:
- at $6.25 per share	17,016	170	1,063,330	-	-	-	1,063,500
Exercise of stock options	4,080	41	50,959	-	-	-	51,000
Stock-based compensation	-	-	630,275	-	-	-	630,275
Net loss	-	-	-	-	(2,284,709)	-	(2,284,709)
Currency translation adjustment	-	-	-	-	-	(5,645)	(5,645)
Balance, December 31, 2002	633,901	6,339	4,241,873	200,000	(3,972,760)	(9,623)	465,829
Exercise of stock options	92,745	927	1,420,888	-	-	-	1,421,815
Issued for cash:
- at $12.50 per share	1,720	17	214,983	(185,000)	-	-	30,000
- at $2.50 per share, net of finders’ fees	22,214	222	521,593	-	-	-	521,815
Issued as finders’ fees	1,341	13	(13)	-	-	-	-
Issued for license agreement	400	4	9,996	-	-	-	10,000
Subscriptions repaid	-	-	5,000	(15,000)	-	-	(10,000)
Stock-based compensation	-	-	2,733,000	-	-	-	2,733,000
Net loss	-	-	-	-	(5,778,905)	-	(5,778,905)
Currency translation adjustment	-	-	-	-	-	(37,299)	(37,299)
Balance, December 31, 2003	752,321	7,523	9,147,319	-	(9,751,665)	(46,922)	(643,745)
Issued for cash:
- at $1.75 per share, net of finders’ fees of $50,000	34,286	343	549,657	-	-	-	550,000
Issued as finders’ fees	2,857	29	(29)	-	-	-	-
Fair value of warrants issued in connection with convertible notes	-	-	65,000	-	-	-	65,000
Exercise of stock options	14,291	143	204,942	-	-	-	205,085
Settlement of debt	400	4	9,996	-	-	-	10,000
Stock-based compensation	-	-	73,500	-	-	-	73,500
Net loss	-	-	-	-	(2,683,105)	-	(2,683,105)

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Currency translation adjustment	-	-	-	-	-	(16,865)	(16,865)
Balance, December 31, 2004	804,155	8,042	10,050,385	-	(12,434,770)	(63,787)	(2,440,130)
Warrant component of convertible note	-	-	46,250	-	-	-	46,250
Issued for cash:
- at $0.38 per share, net of finders’ fees of $97,620 and legal fees of $100,561	362,732	3,627	1,158,437	-	-	-	1,162,064
Net loss	-	-	-	-	(985,599)	-	(985,599)
Currency translation adjustment	-	-	-	-	-	(2,333)	(2,333)
Balance, December 31, 2005	1,166,887	11,669	11,255,072	-	(13,420,369)	(66,120)	(2,219,748)
Fair value of beneficial feature on convertible notes (Note 5)	-	-	205,579	-	-	-	205,579
Fair value of warrants issued with convertible notes (Note 5)	-	-	288,921	-	-	-	288,921
Net loss	-	-	-	-	(1,304,387)	-	(1,304,387)
Currency translation adjustment	-	-	-	-	-	29,555	29,555
Balance, December 31, 2006	1,166,887	11,669	11,749,572	-	(14,724,756)	(36,565)	(3,000,080)
Issued for cash:
- at $0.25 per share	218,000	2,180	542,820	-	-	-	545,000
Issued on the conversion of notes:
- 2006 convertible notes at $0.25 per share	197,800	1,978	492,522	-	-	-	494,500
- 2007 convertible notes at $0.25 per share	406,400	4,064	1,011,936	-	-	-	1,016,000
Issued on the conversion of accounts payable and related party debt at $0.25 per share	291,181	2,912	725,040	-	-	-	727,952
Issued for finance charges on the 2007 convertible notes $0.25 per share	60,000	600	149,400	-	-	-	150,000
Issued pursuant to service agreements at a fair value of $0.36 per share	10,000	100	35,900	-	-	-	36,000
Financing charges	-	-	(167,500)	-	-	-	(167,500)

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Fair value of beneficial conversion feature on the 2007 convertible notes	-	-	358,906	-	-	-	358,906
Fair value of warrants issued in connection with the 2007 convertible notes	-	-	657,095	-	-	-	657,095
Fair value of warrants issued in connection with the 2007 promissory notes	-	-	374,104	-	-	-	374,104
Fair value of warrants issued as finders’ fees for the 2007 promissory notes	-	-	35,600	-	-	-	35,600
Re-pricing and extension of warrants	-	-	40,000	-	-	-	40,000
Stock based compensation	-	-	904,822	-	-	-	904,822
Obligation to issue warrants at fair value pursuant to promissory note extension	-	-	-	44,000	-	-	44,000
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	23,400	-	-	23,400
Net loss	-	-	-	-	(3,891,411)	-	(3,891,411)
Currency translation adjustment	-	-	-	-	-	(23,161)	(23,161)
Balance, December 31, 2007	2,350,268	23,503	16,910,218	67,400	(18,616,167)	(59,726)	(1,674,772)
Issued for cash
- at $0.25 per share in July 2008	14,000	140	34,860	-	-	-	35,000
Issued on the exercise of warrants in June 2008	20,715	207	24,793	-	-	-	25,000
Issued pursuant to service agreements at a fair value of $0.30 per share in April 2008	30,000	300	89,700	-	-	-	90,000
Fair value of warrants issued in connection with the 2008 promissory notes in May 2008	-	-	206,820	-	-	-	206,820
Fair value of warrants to be issued in connection with notes payable in October 2008	-	-	-	256,350	-	-	256,350
Stock based compensation in January to December 2008	-	-	234,168	-	-	-	234,168

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Net loss	-	-	-	-	(2,195,939)	-	(2,195,939)
Balance, December 31, 2008	2,414,983	24,150	17,500,559	323,750	(20,812,106)	(59,726)	(3,023,373)
Reverse split recapitalization adjustment (rounding) in July 2009	118	(21,735)	21,735	-	-	-	-
Issued for cash
- at $0.80 per share in November 2009	875,000	875	699,125	-	-	-	700,000
Issued at fair value pursuant to service agreements in August 2009	25,000	25	27,475	-	-	-	27,500
Issued at fair value pursuant to debt settlement agreements in July 2009	33,812,065	33,812	2,044,580	-	-	-	2,078,392
Issued on the exercise of warrants in August and November 2009	1,234,508	1,235	241,515	-	-	-	242,750
Stock based compensation in October 2009	-	-	2,091,900	-	-	-	2,091,900
Fair value of warrants issued in February , May and June 2009 in connection with promissory notes	-	-	725,669	(300,350)	-	-	425,319
Fair value of warrants issued in August and October 2009 in connection with convertible notes	-	-	425,491	-	-	-	425,491
Fair value of warrants issued in December 2009 pursuant to service agreements	-	-	374,270	-	-	-	374,270
Obligation to issue shares at fair value pursuant to service agreements in December 2009	-	-	-	246,533	-	-	246,533
Obligation to issue shares at fair value pursuant to debt settlement agreements in September 2009	-	-	-	243,800	-	-	243,800
Net loss	-	-	-	-	(4,461,970)	-	(4,461,970)
Balance, December 31, 2009	38,361,674	$38,362	$24,152,319	$513,733	$(25,274,076)	$(59,726)	$(629,388)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008	Period from July 27, 1999 (inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,461,970)	$(2,195,939)	$(25,274,076)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	3,741	7,482	213,228
Gain on settlement of debt	(961,056)	-	(1,134,066)
Loss on disposal of assets	5,399		5,399
Non-cash interest and financing charges	1,073,255	664,545	3,548,089
Stock based compensation	2,525,702	324,168	7,267,117
Changes in operating assets and liabilities:
Due from government agency	32,230	26,371	(1,033)
Prepaid expenses and receivables	9,520	25,793	6,000
Accounts payable and accrued liabilities	631,244	389,323	2,486,013
Research agreement obligations	20,209	43,832	263,807
NET CASH USED IN OPERATING ACTIVITIES	(1,121,726)	(714,425)	(12,619,522)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	700,000	60,000	9,622,125
Convertible notes	350,000	(10,000)	658,450
Notes and loans payable	135,000	132,000	919,845
Advances from related parties	77,170	365,873	1,355,786
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,262,170	547,873	12,556,206

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	140,444	(166,552)	141,431
CASH, BEGINNING	987	167,539	-
CASH, ENDING	$141,431	$987	$141,431

SUPPLEMENTAL CASH FLOW INFORMATION AND
  NONCASH INVESTING AND FINANCING ACTIVITIES (Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1:  NATURE OF OPERATIONS

TapImmune Inc. (the “Company”), a Nevada corporation incorporated in 1992, is a development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

Effective July 10, 2009 the Company executed a 1 for 10 reverse stock split reducing the authorized capital to 50,000,000 common shares with a $0.001 par value and 5,000,000 non-voting preferred shares with a $0.001 par value.  Unless specifically noted, all amounts have been retroactively restated to recognize the reverse stock splits (refer to Note 7).  Effective February 21, 2010, the Company increased its shares of common stock from 50,000,000 common shares to 150,000,000 common shares.  The Company maintained its authorized shares of preferred stock at 5,000,000.

Since inception, TapImmune and the University of British Columbia (“UBC”) have been parties to various Collaborative Research Agreements (“CRA”) appointing UBC to carry out development of the licensed technology and providing TapImmune the option to acquire the rights to commercialize any additional technologies developed within the CRA.  The lead product, now wholly owned and with no ongoing license or royalty, resulting from these license agreements is an immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials.  Specifically, the Company has obtained and expanded on three U.S. and international patents, tested various viral vectors, licensed a viral vector and is working towards production of a clinical grade vaccine.  The Company plans to continue development of the lead product vaccine through to clinical trials in both oncology and infectious diseases alone or in partnership with other vaccine developers.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at December 31, 2009, the Company had a working capital and stockholders’ deficit of $629,388, and had incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations.  Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding.  The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements.  The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

Management is addressing going concern remediation through seeking new sources of capital, restructuring and retiring debt through conversion to equity and debt settlement arrangements with creditors, cost reduction programs and seeking possible joint venture participation.  Management’s plans are intended to return the company to financial stability and improve continuing operations.  The Company is continuing initiatives to raise capital through private placements, related party loans and other institutional sources to meet immediate working capital requirements (refer to Note 10).

The Company was able to substantially complete ongoing restructuring plans in the second half of 2009.  Additional funding and equity for debt settlements have retired notes payable and other debt obligations were satisfied.  Additional capital is required now to expand programs including pre-clinical work and to establish future manufacturing contracts necessary for clinical trials for the lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant technology.  Strategic partnerships will be needed to continue the product development portfolio and fund development costs.  These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

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

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Principles of Consolidation
These financial statements include the accounts of the Company and its wholly-owned subsidiaries GeneMax Pharmaceuticals Inc. (“GPI”) and GeneMax Pharmaceuticals Canada Inc. (“GPC”).  All significant intercompany balances and transactions are eliminated upon consolidation.

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

Fair Value Measurements
The objective of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

Foreign Currency Translation
The functional currency of the Company, including its subsidiary, is United States dollars.  GPC maintains its accounting records in its local currency (Canadian dollar).  In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates for monetary assets and liabilities and average exchange rates for revenues and expenses.  Non-monetary assets are translated at their historical exchange rates.  Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income in the period.

Financial Instruments and Concentration of Credit Risk
The fair values of cash, accounts payable, and other current monetary liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates.  Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from assets classified as financial instruments.

Furniture and Equipment
Furniture and equipment is recorded at cost and amortized using the straight-line method over the estimated useful life at the following rates:

Computer Equipment	2 years
Furniture and Fixtures	5 years
Laboratory Equipment	3 years

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.  Recoverability of these assets is measured by comparison of its carrying amount to future undiscounted cash flows the assets are expected to generate.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Stock-Based Compensation
The Company uses the Black-Scholes option-pricing model to determine the grant date fair-value of stock-based awards under ASC 718, Compensation – Stock Compensation.  The fair value is recorded in income depending on the terms and conditions of the award, and the nature of the relationship of the recipient of the award to the Company.  The Company records the grant date fair value in income in line with the period over which it was earned.  For employees and management this is typically considered to be the vesting period of the award.  For consultants the fair value of the award is recorded in income over the term of the service period, and unvested amounts are revalued at each reporting period over the service period.

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

Income Taxes
The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment.  The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the valuation allowance resulting in nil impact within OCI or on the balance sheet.  As at December 31, 2009, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these loss carry forwards.

Loss per Common Share
Basic loss per share includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company.  The common shares potentially issuable on conversion of outstanding convertible debentures and exercise of stock options were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

Recent Accounting Pronouncements
Effective July 1, 2009, the Company adopted ASC 855, Subsequent Events.  ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim financial periods ending after June 15, 2009.  The adoption of ASC 855 did not affect the Company's consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted
The Company reviewed recently issued accounting pronouncements and plans to adopt those that apply to it.  The Company does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3:  FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	December 31, 2009	December 31, 2008

Computer equipment	$ 4,533	$ 4,533
Furniture and fixtures	-	3,161
Laboratory equipment	-	16,704
	4,533	24,398

Less accumulated depreciation	(4,533)	(15,259)
	$ -	$ 9,139

NOTE 4:  RESEARCH AGREEMENT

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

At December 31, 2008, $243,598 (€172,801) was owing to Crucell under this agreement.  During the year ended December 31, 2009, management negotiated a settlement of the outstanding balance requiring a €17,000 cash payment and the issuance of 265,000 shares of the Company’s common stock.  As at December 31, 2009 the $25,467 (€17,000) cash payment has been made and the $243,800 fair value of the non-cash settlement, determined by the market price at settlement date, has been recorded as a stock issuance obligation.  On January 26, 2010 the Company issued the 265,000 shares of restricted common stock pursuant to the settlement.

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology.  The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum.  As at December 31, 2009, the Company had accrued $45,676 (€31,250) under the amended agreement.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 5:  SHORT TERM DEBT

The following is a summary of debt instrument transactions that are relevant to the current and prior year:

Unsecured	Balance at December 31, 2009	Amount Settled Through Share Issuance	Accrued Interest to Settlement Date	Balance at December 31, 2008	Note Discount at December 31, 2008	Outstanding Principal Balance at December 31, 2008

2004 Convertible Debenture
Convertible note (i), 8% interest, demandable	$-	$73,520	$16,887	$56,633	$-	$56,633

2007 Promissory Notes
Notes (ii) & (iii), 12% interest, due March 30, 2009	-	407,710	82,710	284,119	(40,811)	325,000

2008 Promissory Notes
Note (iv), 18% interest, due March 30, 2009	-	78,303	13,303	54,545	(10,455)	65,000
Note (v), 18% interest, due March 30, 2009	-	32,193	5,193	22,657	(4,343)	27,000
Notes (vi) & (vii), 18% interest, due March 30, 2009	-	533,564	83,564	377,620	(72,380)	450,000
Note (viii), 18% interest, due March 30, 2009	-	29,685	4,685	20,979	(4,021)	25,000
Note (ix), 18% interest, due March 30, 2009	-	10,890	890	3,407	(6,593)	10,000
	$-	$1,165,865	$207,232	$819,960	$(138,673)	$958,633

(ii) & (iii) Issued on August 31, 2007 to a company related through a family member of a director.

(v) Issued May 5, 2008 to a company controlled by a director.

(vi) & (vii) Issued on May 14, 2008 to a company related through a family member of an officer.

(viii) Issued May 15, 2008 to an officer of the Company.

(ix) Issued November 15, 2008 to an officer of the Company.

During the year ended December 31, 2009, the Company issued 31,812,065 shares with a fair value of $1,678,391 in settlement of $3,181,207 resulting in a gain on debt settlement of $1,502,815 (refer to Note 7).

	Face Value	Unamortized Note Discount	Balance at December 31, 2009	Balance at December 31, 2008

2009 Secured Debentures
Secured Notes (x), 30% interest, due October 4, 2009	$135,000	$-	$135,000	$-

In connection with the issuance of the Debentures, the Company entered into a Security Agreement with the Debenture holders secured by all of the Company’s assets, including the Company’s tangible assets and patents and patent applications, until there has been full compliance with the terms of the Debentures.

In connection with the Debentures, the Company issued a total of 270,000 warrants which have a term of two years from the date of issuance.  Management estimated the fair value of these warrants to be $60,000 using the Black-Scholes pricing model (refer to Note 7).

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

At December 31, 2009, no repayment has been made to the principal amount and interest of $35,396 (2008 - $Nil) has been accrued and included in accounts payable and accrued liabilities.

Unsecured	Face Value	Unamortized Note Discount	Balance at December 31, 2009	Balance at December 31, 2008
2009 Convertible Debentures
Convertible Note (xi), 10% interest, due February 28, 2010	$350,000	$(146,979)	$203,021	$-

(xi) On August 31, 2009, the Company completed a convertible debenture financing of $350,000 issuing a convertible promissory note bearing interest at 10% per annum.  If not converted, the note would be due on February 28, 2010.  The unpaid amount of principal and accrued interest can be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.80 per share.

Under the terms of the debenture agreement, the note will automatically convert to equity if, during the term of the note, the Company receives funding equal to or exceeding $2,000,000 through the sale of its shares of common stock or additional debt instruments that are converted into common stock during the term of the debenture.  If the Company does not receive $2,000,000 additional funding by the end of the term the holders may convert the debentures into 3,500,000 common shares of the Company or get repaid in full.

The Company recognized the embedded beneficial conversion feature of $139,571 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature.  Additionally, the Company issued 437,500 non-transferable and registerable share purchase warrants.  Management estimated the fair value of the warrants to be $210,429 as the relative fair value of the warrants and beneficial conversion feature together is limited to the face value of the loan (refer to Note 7).

NOTE 6:  RELATED PARTY TRANSACTIONS

The Company had transactions with certain officers and directors of the Company for the fiscal year ended December 31, 2009 as follows:

a)
incurred $260,242 (2008 - $308,162) in management fees, $42,000 (2008 - $74,579) in research and development, and recorded an additional $2,019,660 (2008 - $172,668) as management fees, in stock based compensation expense for the estimated fair value of options to management that were vested during the year;

b)	effective June 4, 2009, an outstanding balance of $595,987 due to directors and officers was settled through the issuance of 5,959,870 shares in conjunction with a debt settlement agreement;
c)
incurred $9,247 (2008 - $16,932) in interest and finance charges on a $125,000 promissory note due to a company related through a direct family member of a current director (refer to Note 5); incurred $14,795 (2008 - $27,090) in interest and finance charges on a $200,000 convertible promissory note due to the same company (refer to Note 5); and incurred $40,881 (2008 - $35,369) in interest and finance charges related to an agreement to issue warrants in connection with extending the terms of the $125,000 and $200,000 notes through March 30, 2009 (refer to Note 5), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance;

d)
incurred $1,997 (2008 - $3,196) in interest and finance charges on a $27,000 promissory note issued to a company controlled by a director of the Company, and incurred $4,343 (2008 - $3,757) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 30, 2009 (refer to Note 5), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance;

e)
incurred $14,795 (2008 - $22,784) in interest and finance charges on a $200,000 promissory note issued to a company related through a family member of an officer of the Company (refer to Note 5); incurred $18,493 (2008 - $27,493) in interest and finance charges on a $250,000 promissory note issued to the same company (refer to Note 5); and incurred $72,380 (2008 - $62,620) in interest and finance charges related to an agreement to issue warrants in connection to extending the terms of the $200,000 and $250,000 notes through March 30, 2009 (refer to Note 5), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance;

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

f)
incurred $1,849 (2008 - $2,836) in interest and finance charges on a $25,000 promissory note issued to an officer of the Company, and incurred $4,021 (2008 - $3,479) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 30, 2009 (refer to Note 5), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance;

g)
incurred $740 (2008 - $150) in interest and finance charges on a $10,000 promissory note issued to an officer of the Company, and incurred $4,343 (2008 - $3,407) in interest and finance charges related to an agreement to issue warrants in connection to the note issuance (refer to Note 5), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance; and

h)
issued a $15,000 secured promissory note bearing interest at 30% per annum and issued 30,000 transferable and registerable share purchase warrants with an exercise price of $0.20 per share for an exercise period of up to two years from the issuance date to a direct family member of an officer of the Company, incurred $4,068 (2008 - $Nil) in interest and finance charges on the $15,000 promissory note, and incurred $4,167 (2008 - $Nil) in interest and finance charges related to the issued warrants (refer to Note 5).

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is the amount established and agreed to by the related parties.  The Company has accounted for the debt settlement transactions with related parties at management’s estimate of fair value, which was determined by reference to similar settlements with arms-length parties.  The debt settlement transactions with related parties resulted in a gain of $284,368 being included in the statement of operations.

At December 31, 2009, the Company had amounts owing to directors and officers of $16,100 (2008 - $468,121).  These amounts were in the normal course of operations.  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment, except as described above.

NOTE 7:  CAPITAL STOCK

Share Capital
Prior to March 27, 2007, the authorized capital of the Company consisted of 500,000,000 common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value.  On March 27, 2007, the Company’s Articles of Incorporation were amended to increase the authorized shares of common stock from 20,000,000 shares of common stock to 80,000,000 shares of common stock, and on January 22, 2009 the authorized shares of common stock increased from 80,000,000 shares of common stock to 500,000,000 shares of common stock.  Effective July 10, 2009, the Company executed a further 1 for 10 reverse stock split while simultaneously reducing the authorized shares of common stock to 50,000,000 common shares with a $0.001 par value and maintaining 5,000,000 non-voting preferred shares with a $0.001 par value.  Effective February 21, 2010, the Company increased its shares of common stock from 50,000,000 common shares to 150,000,000 common shares.  The Company maintained its authorized shares of preferred stock at 5,000,000.

All prior period share transactions included in the company’s stock transactions and balances have been retroactively restated to give effect to the 1 for 10 reverse stock split noted above.

2008 Share Transactions
On April 8, 2008, the Company issued 30,000 shares of restricted common stock with an estimated fair value based on market trading of $3.00 per share, pursuant to a consulting services agreement.  The $90,000 estimated fair value of the issued shares has been recorded as stock-based consulting fees.  Additionally, pursuant to the consulting services agreement, the Company had agreed to issue stock options to acquire 20,000 shares of the Company’s common stock at an exercise price of $2.50 per share.  The vesting and expiry terms were to be determined at the time of grant. As of December 31, 2009 the options were not issued and there was no vesting or expiry terms established.  No stock based compensation has been recorded for this commitment as the fair value can not be reasonably determined at the commitment date.

On July 31, 2008, with an effective date of June 30, 2008, the Company completed a private placement in the amount of 14,000 Units at a subscription price of $2.50 per unit for gross proceeds to the Company of $35,000.  Each Unit is comprised of one common share and one-half of one non-transferable share purchase warrant of the Company.  Each whole warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $3.00 per share for a period which is the earlier of (i) two years from the date of issuance, or (ii) 18 months from the effective date of registration.  The Company estimated the total fair market value of the warrants to be $21,000 at the date of grant, using the Black-Scholes option pricing model using an expected life of 18 months, a risk-free interest rate of 2.60% and an expected volatility of 202%.  The fair value of the warrants has been included in capital stock.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

During the year ended December 31, 2008 the Company issued 20,715 shares of restricted common stock pursuant to the exercise of 35,800 warrants, for total proceeds of $25,000.  Of the 35,800 warrants exercised, 25,800 were exercised for $Nil proceeds, in accordance with a cash-less exercise option, resulting in the issuance of 10,715 shares of restricted common stock.

2009 Share Transactions
Effective June 4, 2009, the Company completed a debt conversion and assignment transaction resulting in an obligation to issue 31,812,065 common shares in conjunction with the retirement of $3,181,207 in accounts payable and accrued liabilities, notes payable and related party debt.  The shares were issued on July 1, 2009.  Management estimated the fair value of the resultant obligation to issue shares to be $1,678,392 based on third party debt settlements.  Included in the statement of operations is a gain on debt settlement of $972,369, net of transaction costs.  Of the 33,812,065 share issuance, 2,000,000 shares were issued pursuant to a consulting services agreement related to the debt conversion and assignment transaction.  The 2,000,000 share issuance has an estimated fair value of $400,000 which was recorded against the gain on debt settlement.  The Company also settled accounts payable and incurred a loss on debt settlement of $11,314.

On August 10, 2009, the Company issued 162,500 shares of its common stock pursuant to the exercise of 130,000 warrants on a cashless basis for $Nil proceeds, and as a settlement with the warrant holders which included a waiver of rights to additional ratchet provisions.  The warrants were originally issued in conjunction with a 2007 Loan and Security Agreement.  At the time of issuance, the market price of shares was $1.10 per share and the estimated fair value of $178,750 was recorded as interest and financing charges.

On August 10, 2009, the Company issued 25,000 shares of its restricted common stock pursuant to a consulting services agreement in relation to the settlement of financing transaction.  At the time of issuance, the market price of shares was $1.10 per share and the estimated fair value of $27,500 was recorded as stock-based consulting fees.

On August 26, 2009, the Company issued 50,000 shares of its common stock pursuant to the exercise of 40,000 warrants on a cashless basis for $Nil proceeds, as a settlement with the warrant holders which included a waiver of rights to additional ratchet provisions.  The warrants were originally issued in conjunction with a 2007 Loan and Security Agreement.  At the time of issuance, the market price of shares was $1.28 per share and the estimated fair value of $64,000 was recorded as interest and financing charges.

On October 20, 2009, the Company issued 314,466 shares of its common stock pursuant to the exercise of 385,532 warrants on a cashless basis for $Nil proceeds.  The warrants were originally issued in conjunction with the 2009 Secured Loan Agreement (refer to Note 5).  The fair value of these shares was determined by management to be $62,893.

On November 6, 2009, the Company completed a private placement for 625,000 Units at a subscription price of $0.80 per Unit for gross proceeds of $500,000.  Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company.  Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.20 per warrant share, for a period of five years from the date of issuance.

On November 6, 2009, the Company completed a private placement for 125,000 Units at a subscription price of $0.80 per Unit for gross proceeds of $100,000.  Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company.  Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.20 per warrant share, for a period of five years from the date of issuance.

On November 30, 2009, the Company completed a private placement for 125,000 Units at a subscription price of $0.80 per Unit for gross proceeds of $100,000.  Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company.  Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.20 per warrant share, for a period of five years from the date of issuance.

On November 30, 2009, the Company issued 707,542 shares of its common stock pursuant to the exercise of 915,642 warrants on a cashless basis for $Nil proceeds.  The warrants were originally issued in conjunction with the 2009 Secured Loan Agreement (refer to Note 5).  The fair value of these shares was determined by management to be $141,508.

The Company has not separately disclosed the fair market value of the warrants attached to private placements units during the current and prior fiscal years.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Share Purchase Warrants
The following table is a summary of warrant issuances during the current year:

			Estimated fair value recorded as
Issued for:	Number of Warrants Issued	Exercise Price per Share ($)	Interest and Finance Charges	Note Discounts	Loss on Debt Settlement	Consulting Services
(i) Consideration for promissory note extensions	532,700	$0.10 – $2.50	$290,350	$44,000	$-	$-
(ii) Consideration for promissory note grants	1,758,674	$0.10 – $0.20	-	398,801	-	-
(iii) Debt settlement	30,000	$0.40	-	-	12,000	-
(iv) Consideration for consulting services	1,225,000	$0.50 – $0.60	-	-	-	622,750
Units in private placements	875,000	$1.20	-	-	-	-
	4,421,374

(i) During the year ended December 31, 2009, the Company extended terms of the 2007 and 2008 promissory notes (refer to Note 5) in exchange for the issuance of 532,700 warrants.  The fair value of these warrants was determined to be $290,350 using the Black-Scholes option pricing model with an expected life of 2 - 3 years, a risk free interest rate of 1.64% - 4.21%, a dividend yield of 0%, and an expected volatility of 100% - 199%. For the fiscal year ended December 31, 2009 the remaining $132,079 of the total value was expensed as financing charges.

 (ii) During the year ended December 31, 2009, in connection with debenture issuances, the following transactions occurred: the Company issued 20,000 share purchase warrants on March 11, 2009, the Company issued 270,000 warrants on February 4, 2009, the Company issued to the secured promissory note lenders (refer to Note 5), 1,031,174 share purchase warrants on July 1, 2009 and October 28, 2009, and the Company issued 437,500 share purchase warrants on August 31, 2009.  The aggregate fair value of these warrants was determined to be $398,801 using the Black-Scholes option pricing model with an expected life of 2 - 5 years, a risk free interest rate of 0.23% - 1.64%, a dividend yield of 0%, and an expected volatility of 195% - 245%. The fair values of the warrants issued on February 4, 2009 and August 31, 2009 were recorded as discounts to the notes and are being amortized over the term of the notes.

(iii) On July 14, 2009, the Company issued 30,000 share purchase warrants as part of the debt assignment transaction.  The fair value of these warrants was determined to be $12,000, using the Black-Scholes option pricing model with an expected life of 4 years, a risk free interest rate of 0.96%, a dividend yield of 0%, and an expected volatility of 192%.

(iv) During the year ended December 31, 2009, pursuant to consulting services agreements, the following transactions occurred: the Company issued 200,000 share purchase warrants on December 17, 2009, the Company issued 125,000 share purchase warrants on December 18, 2009, the Company issued a further 400,000 share purchase warrants on December 18, 2009, the Company issued a further 500,000 share purchase warrants on December 18, 2009.  The aggregate fair value of these warrants was determined to be $622,750 using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.24% - 2.3%, a dividend yield of 0%, and an expected volatility of 236%.  The expensed portion of the value of these warrants during the year ended December 31, 2009 was $374,270.  The remaining portion of $248,480 will be recorded in fiscal 2010 as stock based consulting fees.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

A summary of the Company’s issued stock purchase warrants as of December 31, 2009 and changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2007	1,107,167	$2.50	4.04

Issued	120,400	2.50	5.00
Exercised	(35,800)	(2.50)	(4.30)
Balance, December 31, 2008	1,191,767	2.50	3.15

Issued	4,421,374	0.60	3.74
Exercised	(1,471,174)	(0.46)	n/a
Expired	(29,167)	(2.75)	n/a
Balance, December 31, 2009	4,112,800	$1.19	3.71

Stock Compensation Plan
On June 8, 2007, the Board of Directors of the Company approved the adoption of a stock option plan (the “2007 Plan”) allowing for the granting of up to 640,000 options to directors, officers, employees and consultants of the Company and its subsidiaries.  On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) which supersedes and replaces the 2007 Stock Plan.  The 2009 Plan allows for the issuance of up to 10,000,000 common shares.  Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.  Options granted under the Plan may have vesting requirements as determined by the Board of Directors.

On June 8, 2007, a total of 632,000 stock options were granted (164,000 to consultants and 468,000 to officers and directors) at an exercise price of $2.50 per share.  The term of these options is ten years.  Of the 632,000 options granted, 310,000 vested upon grant, 242,000 vested in one year, 40,000 vested in two years and 40,000 vested in three years.  The aggregate fair value of these options was estimated at $1,179,600, or $1.90 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected life of 5 years for the options vesting immediately, 4 years for the options vesting in one year, 3 years for the options vesting in two years, and 2 years for the options vesting in three years.  The expensed portion of the value of these options during the year ended December 31, 2009 was $23,500 (2008 - $234,168) which was recorded as stock based management fees.

On October 14, 2009, the Company granted a total of 3,326,000 stock options at an exercise price of $0.97 per share to consultants and management, of which 1,913,000 vested immediately and the remaining 1,413,000 vest in one year.  The term of the options is ten years.  Additionally, on October 14, 2009, the Company approved the repricing of certain stock options issued to consultants and management.  Options with an exercise price of $2.50 were repriced to $0.97 per share and the aggregate fair value of the repriced options is $5,840.  The aggregate fair value of the new grants was estimated at $3,192,960, or $0.96 per option, using the Black-Scholes option pricing model with a risk free interest rate of 2.36%, a dividend yield of 0%, an expected volatility of 236%, and an expected life of 5 years.  The expensed portion of the value of these options during the year ended December 31, 2009 was $2,068,400 which was recorded as $72,240 stock based consulting and $1,996,160 stock based management fees.  The remaining portion of $1,130,400 will be recorded in fiscal 2010 as stock based consulting and management fees.  The 2009 Stock Plan, the grant of the stock options thereunder and the repricing of existing options are subject to shareholder approval.

A summary of the Company’s stock options as of December 31, 2009 and changes during the year is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2007 and 2008	632,000	2.50	9.44
Issued	3,326,000	0.97	10.00
Cancelled	(340,000)	(2.50)	8.00
Balance, December 31, 2009	3,618,000	$0.97	9.60

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

A summary of the status of the Company’s unvested options as of December 31, 2009 and changes during the year is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Unvested, December 31, 2007	322,000	$2.00
Issued	-	-
Vested	(242,000)	2.00
Unvested, December 31, 2008	80,000	2.00
Issued	3,326,000	0.96
Vested	(1,993,000)	0.96
Unvested, December 31, 2009	1,413,000	$0.96

NOTE 8:  INCOME TAXES

The Company has not identified or quantified any significant temporary differences between the Company’s tax and financial bases of assets and liabilities that result in deferred tax assets, except for the Company’s net operating loss carry-forwards amounting to approximately $11,770,000 at December 31, 2009 (2008 - $10,575,000), which may be available to reduce future year’s taxable income.  These carry forwards begin to expire, if not utilized, commencing in 2010.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization does not meet a more likely than not test and accordingly, the Company has recorded a valuation allowance for the potential deferred tax asset relating to these tax loss carry forwards.

The Company reviews its valuation allowance requirements on an annual basis based on management’s expectations of future operations.  Should circumstances change resulting in a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance would be reflected in current operations and disclosures.

The Company’s policy is to accrue amounts for known or likely interest and penalties related to unrecognized tax charges or likely penalties and interest in its provision for income taxes.  Additionally, ASC 740-10 requires that a company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position.  The Company has incurred taxable losses for all tax years since inception and accordingly, no provision for taxes has been recorded for the current or any prior fiscal year.

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes and other temporary adjusted as appropriate for temporary and permanent tax basis differences.  The components of these differences are as follows:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Loss before income taxes	$(4,461,970)	$(2,195,411)
Corporate tax rate	35.00%	35.00%
Expected tax recovery	(1,561,690)	(768,579)

Increase (decrease) resulting from:
Permanent differences	377,529	232,591
Other items	(3,908)	(3,908)
Change in enacted tax rates	-	914,482
Change in valuation allowance	1,188,069	(374,586)
Income tax recovery	$-	$-

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

The Company’s deferred tax assets are as follows:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Deferred tax assets:
Stock option expense	$2,333,683	$1,601,518
Loss carry-forwards and tax pools	3,966,692	3,510,788
Valuation allowance	(6,300,375)	(5,112,306)
Net deferred income tax assets	$-	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

The Company has not filed income tax returns for several years for the US entities within the consolidated group of companies. Canadian corporate tax returns to the end of 2007 have been filed.  Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures.  Upon filing and/or review there could be penalties and interest assessed.  Such penalties vary by jurisdiction and by assessing practices and authorities.  As the Company has incurred losses since inception anticipated risk for exposure to penalties for income tax liability is determined to be low.  However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions.  Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, inter-company charges and allocations, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions.

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material (refer to Note 10).

NOTE 9:  SUPPLEMENTAL CASH FLOW INFORMATION AND
NON-CASH INVESTING AND FINANCING ACTIVITIES

As disclosed in Notes 5, 6 and 7 effective June 4, 2009, the Company completed a debt conversion and assignment transaction resulting in the issuance 33,812,065 common shares in conjunction with the retirement of $3,181,207 (2008 - $Nil) in accounts payable and accrued liabilities, notes payable and related party debt.  Accordingly, the Company recorded a cumulative net gain on the settlement of debt of $972,370 (2008 - $Nil) related to the transaction.

As disclosed in Note 4 effective September 30, 2009, the Company completed the settlement of research obligations of $248,938 (2008 - $Nil) for cash and a stock issuance obligation with a cumulative fair value of $269,267 (2008 - $Nil) resulting in a loss of $20,329. Also, effective September 30, 2009, the Company recorded a gain on the settlement of outstanding legal fees of $9,014.  The aggregate impact of these two settlements  was a loss of $11,314.

The prepaid portion of shares issued in exchange for public relations and consulting services amounted to $214,501 (2008 - $Nil).

	December 31, 2009	December 31, 2008

Interest paid in cash	$-	$-
Income taxes paid	$-	$-

NOTE 10:  CONTINGENCIES AND COMMITMENTS

Contingency
The Company has not filed income tax returns for several years in certain operating jurisdictions, and may be subject to possible compliance penalties and interest (refer to Note 8.)

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

Commitments
The Company signed an agreement effective October 1, 2008 with an arm’s length consulting firm in the United States, Dusford Overseas Management (“Dusford”) to assist in strategic planning, debt consolidation and negotiation, strategic partnering, mergers, acquisition and near and long term financing.  Pursuant to the Agreement the consulting firm is compensated $10,000 a month for the term of the Agreement (36 months with mutual cancellation clauses upon notice).  Continuation of the agreement is subject to the deliverables outlined therein including strategic planning, successful debt consolidation and restructuring and funding of at least $750,000.  After certain restructuring efforts have taken place, the consulting firm would be provided with a mobilization fee of $75,000 (settled), issued 2,000,000 common shares and three tranches of warrants, the first priced at the market when issued and the subsequent warrants at 50% and 100% premiums, respectively, to the first set of warrants.  As at December 31, 2009, the monthly and mobilization fees through June 30, 2009 have been converted as part of the debt settlement transaction, monthly fees from July 1, 2009 through September 30, 2009 have been paid, monthly fees from October 1, 2009 through December 31, 2009 have been accrued, the 2,000,000 shares were issued as a result of the June 4, 2009 debt conversion and assignment transaction (refer to Note 7).  The warrants have not been issued.

Effective December 10, 2009, the Company entered into a twelve month public relations retainer agreement.  Pursuant to the terms of the agreement, the Company agreed to: (i) pay a monthly fee of $6,500 through November 30, 2010, (ii) issue 200,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.50 per share and for an exercise period of up to five years from the issuance date (issued), and (iii) issue 200,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.60 per share for an exercise period of up to five years from the issuance date (issued).  The fair value of these warrants was determined to be $204,000 using the Black-Scholes option pricing model (refer to Note 7).

Effective December 17, 2009, the Company entered into a six month consulting services agreement.  Pursuant to the terms of the agreement, the Company agreed to: (i) issue 250,000 shares of its common stock, (ii) issue 250,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.50 per share and for an exercise period of up to five years from the issuance date, and (iii) issue 250,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.60 per share for an exercise period of up to five years from the issuance date.  The fair value of these warrants was determined to be $255,000 using the Black-Scholes option pricing model (refer to Note 7).

Effective December 17, 2009, the Company entered into a second six month consulting services agreement.  Pursuant to the terms of the agreement, the Company agreed to issue 100,000 shares of its restricted common stock.  At the time of entry into the agreement, the market price of shares was $0.52 per share and the estimated fair value of $52,000 was recorded as an issuance obligation.

Effective December 17, 2009, the Company entered into a third six month consulting services agreement.  Pursuant to the terms of the agreement, the Company agreed to issue 100,000 shares of its restricted common stock.  At the time of entry into the agreement, the market price of shares was $0.52 per share and the estimated fair value of $52,000 was recorded as an issuance obligation

Operating Lease
On June 22, 2009, the Company entered into a one year office lease in Bellevue, Washington commencing on July 1, 2009.  The terms of the lease require the Company to make minimum monthly payments of $2,654 per month.

Combined Research and Operating Obligations
The Company has obligations under various agreements through June 30, 2010.  The aggregate minimum annual payments for the year ending December 31 is as follows:

2010                                                      $87,424

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 11:  SUBSEQUENT EVENTS

Effective January 19, 2010, the Company entered into a one year consulting services agreement.  Pursuant to the terms of the agreement, the Company issued (i) 600,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.50 per share for an exercise period of up to three years from the issuance date, and (ii) 600,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.60 per share and for an exercise period of up to three years from the issuance date.

On January 22, 2010, the Company and Dusford agreed to terminate the consulting agreement (Note 10). Dusford has released the company from any and all obligations under the contract including the 2,250,000 unissued warrants that have now been cancelled and any unpaid accrued fees.

Effective February 8, 2010, the Company entered into a debt settlement agreement for an outstanding amount of $100,000 which was settled through the issuance of 750,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.50 per share and for an exercise period of up to five years from the issuance date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of December 31, 2009, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as at December 31, 2009 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the fiscal year ended December 31, 2009 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

We are committed to improving our financial organization.  As part of this commitment, we will continue to enhance our internal control over financial reporting by: i) expanding our personnel, ii) improving segregated duties consistent with control objectives, iii) appointing one or more outside directors to our board of directors who shall be appointed to our audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management; and iv) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Glynn Wilson	63	Chairman, Chief Executive Officer, Principal Executive Officer
Tracy A. Moore	57	Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a Director
Denis Corin	37	President and a Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Glynn Wilson, Ph.D., Executive Chairman
Dr. Wilson brings an extensive background of success in corporate management and product development with tenures in both major multinational pharmaceutical companies and start-up pharmaceutical/biotech organizations.  Dr. Wilson's former positions include Head of Drug Delivery at SmithKline Beecham Pharmaceuticals, Research Area Head in Advanced Drug Delivery at Ciba-Geigy Pharmaceuticals, and President and co-founder of Auriga Pharmaceuticals.  As Executive Vice President of R&D at Tacora Corporation he was responsible for merging the Company with Access Pharmaceuticals.  He is a recognized leader in the development of drug delivery systems and has been involved in taking lead products & technologies from concept to commercialization.  Glynn has a Ph.D. in Biochemistry and conducted medical research at The Rockefeller University, New York. He has been on the Board of TapImmune for 4 years.

Denis D Corin, President
Denis Corin served as TapImmune’s President and CEO from November 2006 to July 2009.  He is a management consultant.  Mr. Corin has worked in large pharmaceutical (Novartis), diagnostic instrumentation companies (Beckman Coulter) as well as the small cap biotech arena (MIV Therapeutics).  He holds a double major Bachelors degree in Economics and Marketing from the University of Natal, South Africa.

Tracy A Moore, Chief Financial Officer
Tracy A. Moore specializes in corporate finance matters, strategic planning and business planning services.  In addition to his consulting practice, he has owned and operated a variety of businesses.  He serves on boards of directors and advises boards on financing, business planning issues, mergers, acquisitions, divestitures, joint ventures and fund raising. Mr. Moore has provided corporate finance services to private, going public and publicly traded companies since 1990 in 15 countries.

Between 1976 and 1990, Mr. Moore worked for three international accounting firms in restructuring, consulting and audit positions.  Mr. Moore received a Bachelor of Commerce in Accounting and Management Information Systems from the University of British Columbia in 1976 and was admitted as a member of the Institute of Chartered Accountants in British Columbia in 1979 (and resigned in 2008).

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

Audit Committee
Our Board of Directors has established an Audit Committee which functions pursuant to a written charter adopted by our Board of Directors in March 2004.  The members of our Audit Committee are Messrs. Moore and Corin, and Dr. Wilson.

Our Board of Directors has determined that our Audit Committee does not have a member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.  Our Board of Directors believes that it is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting and that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome at this time.

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

Code of Conduct
We have adopted a Code of Conduct policy that applies to all directors and officers.  The code describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer.  A copy of the Code of Conduct can be viewed on our website at the following URL: http://www.tapimmune.com/investors/corporate_info/

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC.  Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act.  Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2009.

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
The following table sets forth the compensation paid to our executive officers for their services as executive officers during our fiscal years ended December 31, 2009 and December 31, 2008:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Glynn Wilson Chairman, CEO and Principal Executive Officer	2009 2008	84,000 Nil	Nil Nil	Nil Nil	896,800 Nil	Nil Nil	980,800 Nil
Tracy A. Moore Secretary, Treasurer, CFO, Principal Accounting Officer and a director	2009 2008	30,000 Nil	Nil Nil	Nil Nil	480,000 Nil	Nil Nil	510,000 Nil
Denis Corin President and a director	2009 2008	138,600 132,000	Nil Nil	Nil Nil	617,600 Nil	Nil Nil	756,200 132,000

The amounts represent fees paid or accrued by us to the executive officers during the past year pursuant to various employment and consulting services agreements, as between us and the executive officers, which are described below.  Our executive officer are also reimbursed for any out-of-pocket expenses incurred in connection with corporate duties.  We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

The following table sets forth information as at December 31, 2009 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End Table
Name	Number of Securities Underlying Unexercised Options (exerciseable)	Number of Securities Underlying Unexercised Options (unexerciseable)	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Glynn Wilson Chairman, CEO and Principal Executive Officer	40,000 800,000	Nil 800,000	Nil Nil	$0.97 $0.97	06/08/17 10/14/19
Tracy A. Moore Secretary, Treasurer, CFO, Principal Accounting Officer and a director	500,000	500,000	Nil	$0.97	10/14/19
Denis Corin President and a director	80,000 550,000	Nil 550,000	Nil Nil	$0.97 $0.97	06/08/17 10/14/19

The following table sets forth information relating to compensation paid to our directors for their services as directors in the fiscal year ended December 31, 2009, and excludes compensation paid to our directors for their services as executive officers:

Director Compensation Table
Name	Year	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Glynn Wilson	2009 2008	17,500 42,000	Nil Nil	Nil Nil	Nil Nil	17,500 42,000
Tracy A. Moore	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Denis Corin	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Alan Lindsay	2009 2008	25,000 100,000	Nil Nil	1,760 Nil	Nil Nil	26,760 100,000
Patrick A. McGowan	2009 2008	7,142 34,162	Nil Nil	Nil Nil	Nil Nil	7,142 34,162

Employment, Consulting and Services Agreements

On June 30, 2007, with an effective date of May 1, 2007, our Board of Directors approved an amended executive services agreement with Mr. Corin with a one year term with automatic annual renewal.  The amended agreement, provides for an increase in the month consulting fees to $10,000 USD per month through the term of the agreement, with annual increase of 10% and providing for the granting of an aggregate of not less than 1,180,000 stock options to acquire a similar number of our common shares at an exercise price of $0.97 per share for a period of not less than ten years from the date of grant as amended.

We have a compensation committee is comprised of Messrs. Moore and Corin, and Dr. Wilson.  All compensation is recommended and resolved by the compensation committee and board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this Annual Report certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o TapImmune Inc., 800 Bellevue Way, NE, Suite 400, Bellevue, Washington, 98004.  Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class
Directors and Officers:
Glynn Wilson Suite 400, 800 Bellevue Way NE, Bellevue, WA 98004	1,740,000 (2)	4.5%
Tracy A. Moore Suite 400, 800 Bellevue Way NE, Bellevue, WA 98004	550,000 (3)	1.4%
Denis Corin Suite 400, 800 Bellevue Way NE, Bellevue, WA 98004	2,918,308 (4)	7.5%
All executive officers and directors as a group (3 persons)	5,208,308	13.3%

Major Stockholders:
Alan P. Lindsay	2,491,547 (5)	6.4%
New Paradigm Capital	4,077,100	10.4%
Michelle Stannard	2,496,892	6.4%
St. George Trust Company Ltd.	5,335,640	13.7%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report.  As of the date of this Annual Report, there were 39,076,674 shares issued and outstanding.

(2)	This figure includes (i) 900,000 shares of common stock; and (ii) 840,000 options to acquire an equivalent number of common shares at $0.97 for 10 years.

(3)	This figure includes (i) 50,000 shares of common stock; and (ii) 500,000 options to acquire an equivalent number of common shares at $0.97 for 10 years.
(4)
This figure includes: (i) 1,925,750 shares of common stock; (ii) 295,300 shares of common stock held his spouse; (iii) 54,458 common share purchase warrants; (iv) 2,400 common share purchase warrants held by his spouse; and (v) 630,000 options to acquire an equivalent number of common shares at $0.97 for 10 years.

(5)
This figure includes: (i)  66,6667 shares of common stock held by Alan Lindsay & Associates Inc., (ii) 54,000 common share purchase warrants and (iii) 88,000 options to acquire an equivalent number of common shares at $0.97 for 10 years granted.

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

We had transactions with certain of our officers and directors during our fiscal year ended December 31, 2009 as follows:

a)
incurred $260,242 (2008 - $308,162) in management fees, $42,000 (2008 - $74,579) in research and development, and recorded an additional $2,019,660 (2008 - $172,668) in stock based compensation expense for the fair value of options granted to management that were vested during the period;

b)	effective June 4, 2009, an outstanding balance of $595,987 due to directors and officers was settled through an obligation to issue 5,959,870 shares in conjunction with a debt settlement agreement;
c)
incurred $9,247 (2008 - $16,932) in interest and finance charges on a $125,000 promissory note due to a company related through a direct family member of a current director (refer to Note 5(ii)); incurred $14,795 (2008 - $27,090) in interest and finance charges on a $200,000 convertible promissory note due to the same company (refer to Note 5(iii)); and incurred $40,881 (2008 - $35,369) in interest and finance charges related to an agreement to issue warrants in connection with extending the terms of the $125,000 and $200,000 notes through March 30, 2009 (refer to Note 5(iii)), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance obligation;

d)
incurred $1,997 (2008 - $3,196) in interest and finance charges on a $27,000 promissory note issued to a company controlled by a director of the Company, and incurred $4,343 (2008 - $3,757) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 30, 2009 (refer to Note 5(v)), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance obligation;

e)
incurred $14,795 (2008 - $22,784) in interest and finance charges on a $200,000 promissory note issued to a company related through a family member of an officer of the Company (refer to Note 5(vi)); incurred $18,493 (2008 - $27,493) in interest and finance charges on a $250,000 promissory note issued to the same company (refer to Note 5(vii)); and incurred $72,380 (2008 - $62,620) in interest and finance charges related to an agreement to issue warrants in connection to extending the terms of the $200,000 and $250,000 notes through March 30, 2009 (refer to Note 5(vii)), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance obligation;

f)
incurred $1,849 (2008 - $2,836) in interest and finance charges on a $25,000 promissory note issued to an officer of the Company, and incurred $4,021 (2008 - $3,479) in interest and finance charges related to an agreement to issue warrants in connection to extending the term through March 30, 2009 (refer to Note 5(viii)), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance obligation;

g)
incurred $740 (2008 - $150) in interest and finance charges on a $10,000 promissory note issued to an officer of the Company, and incurred $6,593 (2008 - $3,407) in interest and finance charges related to an agreement to issue warrants in connection to the note issuance (refer to Note 5(ix)), and effective June 4, 2009 the outstanding principal and interest was settled in conjunction with an equity issuance obligation; and

h)
issued a $15,000 secured promissory note bearing interest at 30% per annum and issued 30,000 transferable and registerable share purchase warrants with an exercise price of $0.20 per share for an exercise period of up to two years from the issuance date to a direct family member of an officer of the Company, incurred $4,068 (2008 - $Nil) in interest and finance charges on the $15,000 promissory note, and incurred $6,000 (2008 - $Nil) in interest and finance charges related to the issued warrants (refer to Note 5(x)).

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2009 and 2008.  Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2009	Year Ended December 31, 2008

Audit Fees	$43,500	$28,000
Audit Related Fees	$21,500	$21,100
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
	$65,000	$49,100

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

TAPIMMUNE INC.

By:           /s/ Glynn Wilson
Glynn Wilson
Chairman, Chief Executive Officer and Principal Executive Officer
Date: April 13, 2010

By:           /s/ Tracy A. Moore
Tracy A. Moore
Secretary, Treasurer and Chief Financial Officer, Acting Principal Accounting Officer and a director
Date: April 13, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:           /s/ Denis Corin
Denis Corin
President and a director
Date: April 13, 2010