Form 10-Q
period 2010-03-31
TAPIMMUNE INC
filed 2010-05-24
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

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
Yes  ☐   No  ☒

As of May 20, 2010, the Company had 40,256,026 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$21,367	$141,431
Due from government agency	1,064	1,033
Prepaid expenses and deposits (Note 7)	127,501	214,501

	$149,932	$356,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$584,767	$586,556
Research agreement obligations (Note 3)	71,601	45,676
Convertible note payable (Note 4)	350,000	203,021
Notes payable and secured loan (Note 4)	135,000	135,000
Due to related parties (Note 5)	101,400	16,100
	1,242,768	986,353

Commitments and Contingencies (Notes 1, 3 and 8)

Stockholders’ Deficit
Capital stock (Note 6)
Common stock, $0.001 par value, 150,000,000 shares authorized
39,076,674 shares issued and outstanding (2009 – 38,361,674)	39,077	38,362
Additional paid-in capital	25,783,462	24,152,319
Shares and warrants to be issued (Note 6)	52,573	513,733
Deficit accumulated during the development stage	(26,908,222)	(25,274,076)
Accumulated other comprehensive loss	(59,726)	(59,726)
	(1,092,836)	(629,388)

	$149,932	$356,965

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		July 27, 1999 (inception) to March 31,
	2010	2009	2010

Expenses
Consulting fees	$12,000	$40,000	$1,783,206
Consulting fees – stock-based (Note 6)	863,698	-	4,655,515
Depreciation	-	1,868	213,227
General and administrative	15,966	23,333	2,424,422
Interest and finance charges (Note 4)	165,596	199,916	4,076,199
Management fees (Note 5)	69,300	75,642	2,263,777
Management fees – stock-based (Notes 5 and 6)	324,000	13,167	3,171,050
Professional fees	135,834	108,009	3,450,283
Research and development (Note 5)	43,273	24,381	5,460,665
Research and development – stock-based	-	-	612,000
	1,629,667	486,316	28,110,344

Net Loss Before Other Items	(1,629,667)	(486,316)	(28,110,344)

Other Items
Foreign exchange (loss) gain	(4,479)	33,898	40,111
Gain on settlement of debt	-	-	1,134,066
Interest income	-	-	33,344
Loss on disposal of assets	-	-	(5,399)

Net Loss for the Period	(1,634,146)	(452,418)	(26,908,222)

Deficit Accumulated During the Development Stage, beginning of period	(25,274,076)	(20,812,106)	-

Deficit Accumulated During the Development Stage, end of period	$(26,908,222)	$(21,264,524)	$(26,908,222)

Basic and Diluted Net Loss per SHare	$(0.04)	$(0.19)

Weighted Average Number of Common Shares Outstanding	38,854,230	2,414,983

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,	July 27, 1999 (inception) to March 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(1,634,146)	$(452,418)	$(26,908,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,868	213,228
Gain on settlement of debts	-	-	(1,134,066)
Loss on disposal of assets	-	-	5,399
Non-cash interest and finance fees	146,979	153,340	3,695,068
Stock-based compensation	1,187,698	13,167	8,454,815
Changes in operating assets and liabilities:
Due from government agency	(31)	493	(1,064)
Prepaid expenses and receivables	(30,000)	9,520	(24,000)
Accounts payable and accrued liabilities	98,211	116,843	2,584,224
Research agreement obligations	25,925	(13,626)	289,732
Net Cash Used in Operating Activities	(205,364)	(170,813)	(12,824,886)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	-	-	9,622,125
Convertible notes	-	-	658,450
Notes and loans payable	-	120,000	919,845
Advances from related parties	85,300	54,567	1,441,086
Net Cash Provided by Financing Activities	85,300	174,567	12,641,506

Net (Decrease) Increase in Cash	(120,064)	3,754	21,367

Cash, Beginning of Period	141,431	987	-

Cash, End of Period	$21,367	$4,741	$21,367

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

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

Effective July 10, 2009 the Company executed a 1 for 10 reverse stock split reducing the authorized capital to 50,000,000 common shares with a $0.001 par value and 5,000,000 non-voting preferred shares with a $0.001 par value.  Unless specifically noted, all amounts have been retroactively restated to recognize the reverse stock splits (refer to Note 6).  Effective February 21, 2010, the Company increased its shares of common stock from 50,000,000 common shares to 150,000,000 common shares.  The Company maintained its authorized shares of preferred stock at 5,000,000.

Since inception, TapImmune and the University of British Columbia (“UBC”) have been parties to various Collaborative Research Agreements (“CRA”) appointing UBC to carry out development of the licensed technology and providing TapImmune the option to acquire the rights to commercialize any additional technologies developed within the CRA.  The lead product candidate, now wholly owned and with no ongoing license or royalty, resulting from these license agreements is an immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials.  Specifically, the Company has obtained and expanded on three U.S. and international patents, tested various viral vectors, licensed a viral vector and is working towards production of a clinical grade vaccine.  The Company plans to continue development of the lead product vaccine through to clinical trials in both oncology and infectious diseases alone or in partnership with other vaccine developers.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As at March 31, 2010, the Company had a working capital and stockholders’ deficit of $1,092,836, and had incurred significant losses since inception.  Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations.  Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding.  The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements.  The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

Management is addressing going concern remediation through seeking new sources of capital, restructuring and retiring debt through conversion to equity and debt settlement arrangements with creditors, cost reduction programs and seeking possible joint venture participation.  Management’s plans are intended to return the company to financial stability and improve continuing operations.  The Company is continuing initiatives to raise capital through private placements, related party loans and other institutional sources to meet immediate working capital requirements.

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

Interim results are not necessarily indicative of results for a full year.  The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K filed on April 15, 2010, with the U.S. Securities and Exchange Commission.

NOTE 3:                 RESEARCH AGREEMENTS

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

At December 31, 2008, $243,598 (€172,801) was owing to Crucell under this agreement.  During the year ended December 31, 2009, management negotiated a settlement of the outstanding balance requiring a €17,000 cash payment (paid) and the issuance of 265,000 shares of the Company’s common stock (issued, refer to Note 6).

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology.  The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum.  As at March 31, 2010, the Company had accrued $71,601 (€50,000) under the amended agreement.

NOTE 4:                 SHORT TERM DEBT

The following is a summary of debt instrument transactions that are relevant to the current and prior period:

	Face Value	Unamortized Note Discount	Balance at March 31, 2010	Balance at December 31, 2009

2009 Secured Debentures
Secured Notes, 30% interest, due October 4, 2009	$135,000	$-	$135,000	$135,000

In connection with the issuance of the Debentures, the Company entered into a Security Agreement with the Debenture holders secured by all of the Company’s assets, including the Company’s tangible assets and patents and patent applications, until there has been full compliance with the terms of the Debentures.

In connection with the Debentures, the Company issued a total of 270,000 warrants which have a term of two years from the date of issuance.  Management estimated the fair value of these warrants to be $60,000 using the Black-Scholes pricing model.

At March 31, 2010, no repayment has been made to the principal amount and interest of $45,382 (December 31, 2009 - $35,396) has been accrued and included in accounts payable and accrued liabilities.

	Face Value	Unamortized Note Discount	Balance at March 31, 2010	Balance at December 31, 2009
2009 Convertible Debentures
Unsecured Convertible Note, 10% interest, due February 28, 2010	$350,000	$-	$350,000	$203,021

On August 31, 2009, the Company completed a convertible debenture financing of $350,000 issuing a convertible promissory note bearing interest at 10% per annum.  If not converted, the note was due on February 28, 2010.  The unpaid amount of principal and accrued interest can be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.80 per share.

Under the terms of the debenture agreement, the note would automatically convert to equity if, during the term of the note, the Company received funding equal to or exceeding $2,000,000 through the sale of its shares of common stock or additional debt instruments that are converted into common stock during the term of the debenture.  If the Company did not receive $2,000,000 additional funding by the end of the term the holders may convert the debentures into 3,500,000 common shares of the Company or get repaid in full.

The Company recognized the embedded beneficial conversion feature of $139,571 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature.  Additionally, the Company issued 437,500 non-transferable and registerable share purchase warrants.  Management estimated the fair value of the warrants to be $210,429 as the relative fair value of the warrants and beneficial conversion feature together is limited to the face value of the loan.

At March 31, 2010, no repayment has been made to the principal amount and interest of $20,329 (December 31, 2009 - $11,699) has been accrued and included in accounts payable and accrued liabilities.

NOTE 5:                 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $69,300 (2009 - $75,642) in management fees and $18,000 (2009 - $Nil) in research and development paid to officers and directors during the period;
(b)	recorded $324,000 (2009 - $13,167) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;
(c)
incurred $Nil (2009 - $37,828) in interest and finance charges on promissory notes due to related parties during the period, which were settled in conection with an equity issuance effective June 4, 2009; and

(d)
incurred $Nil (2009 - $130,051) in interest and finance charges related to an agreement to issue warrants in connection with extending the terms of the promissory notes due to related parties during the period.

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is  the amount established and agreed to by the related parties as representing fair value.  The Company accounted for the debt settlement transactions with related parties at management’s estimate of fair value, which is evidenced by settlements between arms length parties.

At March 31, 2010, the Company had amounts owing to directors and officers of $101,400 (December 31, 2009 - $16,100).  These amounts were in the normal course of operations.  Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6:                 CAPITAL STOCK

Share Capital
Prior to March 27, 2007, the authorized capital of the Company consisted of 500,000,000 common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value.  On March 27, 2007, the Company’s Articles of Incorporation were amended to increase the authorized shares of common stock from 20,000,000 shares of common stock to 80,000,000 shares of common stock, and on January 22, 2009 the authorized shares of common stock increased from 80,000,000 shares of common stock to 500,000,000 shares of common stock.  Effective July 10, 2009, the Company executed a further 1 for 10 reverse stock split while simultaneously reducing the authorized shares of common stock to 50,000,000 common shares with a $0.001 par value and maintaining 5,000,000 non-voting preferred shares with a $0.001 par value.  Effective February 21, 2010, the Company increased its authorized shares of common stock from 50,000,000 common shares to 150,000,000 common shares.  The Company maintained its authorized shares of preferred stock at 5,000,000.

All prior period share transactions included in the company’s stock transactions and balances have been retroactively restated to give effect to the 1 for 10 reverse stock split noted above.

2010 Share Transactions
On January 28, 2010, the Company issued 250,000 shares of its restricted common stock pursuant to a consulting services agreement.  At the time of issuance the shares had a fair value of $0.52 per share, as quoted in an observable market, and $130,000 was recorded as stock-based consulting fees.

On January 28, 2010, the Company issued 100,000 shares of its restricted common stock pursuant to a consulting services agreement.  At the time of issuance the shares had a fair value of $0.52 per share, as quoted in an observable market, and $52,000 was recorded as stock-based consulting fees.

On January 28, 2010, the Company issued 100,000 shares of its restricted common stock pursuant to a consulting services agreement.  At the time of issuance the shares had a fair value of $0.52 per share and $52,000 was recorded as stock-based consulting fees.

On January 28, 2010, the Company issued 265,000 shares of its restricted common stock pursuant to a debt settlement agreement (refer to Note 3).

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

On June 8, 2007, a total of 632,000 stock options were granted at an exercise price of $2.50 per share.  The term of these options is ten years.  Of the 632,000 options granted, 310,000 vested upon grant, 242,000 vested in one year, 40,000 vested in two years and 40,000 vested in three years.  The aggregate fair value of these options was estimated at $1,179,600, or $1.90 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected life of 5 years for the options vesting immediately, 4 years for the options vesting in one year, 3 years for the options vesting in two years, and 2 years for the options vesting in three years.  The earned portion of the value of these options during the three months ended March 31, 2010 was $Nil (2009 - $13,167) which was recorded as stock based management fees.

On October 14, 2009, the Company granted a total of 3,326,000 stock options at an exercise price of $0.97 per share to consultants and management, of which 1,913,000 vested immediately and the remaining 1,413,000 vest in one year.  The term of the options is ten years.  Additionally, on October 14, 2009, the Company approved the repricing of certain stock options issued to consultants and management.  Options with an exercise price of $2.50 were repriced to $0.97 per share and the aggregate fair value of the repriced options is $5,840.  The aggregate fair value of the new grants was estimated at $3,192,960, or $0.96 per option, using the Black-Scholes option pricing model with a risk free interest rate of 2.36%, a dividend yield of 0%, an expected volatility of 236%, and an expected life of 5 years.  The expensed portion of the value of these options during the three months ended March 31, 2010 was $339,120 (2009 - $Nil) which was recorded as stock based consulting and management fees.

A summary of the Company’s stock options as of March 31, 2010 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	3,618,000	$0.97	9.60
Issued	-	-	-
Cancelled	-	-	-

Balance, March 31, 2010 (Unaudited)	3,618,000	$0.97	9.35

A summary of the status of the Company’s unvested options as of March 31, 2010 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2009	1,413,000	$0.97
Vested	-	-
Cancelled	-	-

Unvested, March 31, 2010 (Unaudited)	1,413,000	$0.97

Share Purchase Warrants
On January 19, 2010, the Company issued 600,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.50 per share for an exercise period of up to three years from the issuance date, and 600,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.60 per share and for an exercise period of up to three years from the issuance date.  The warrants were issued pursuant to a consulting services agreement.  The fair value of these warrants was determined to be $648,000, using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 1.38%, a dividend yield of 0%, and an expected volatility of 235%.

On February 8, 2010, the Company issued 750,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.50 per share and for an exercise period of up to five years from the issuance date.  The warrants were issued pursuant to a debt settlement agreement.  The fair value of these warrants was determined to be $63,835, equal to the amount of debt being settled.

A summary of the Company’s stock purchase warrants as of March 31, 2010 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	4,112,800	$1.19	3.71
Issued	1,950,000	0.53	3.77
Exercised, cancelled or expired	-	-	-

Balance, March 31, 2010 (Unaudited)	6,062,800	$0.98	3.51

NOTE 7:                 SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As of March 31, 2010, the prepaid portion of the fair value of shares issued pursuant to consulting services agreements was $97,501 (December 31, 2009 - $214,501).

During the period, $63,835 of accounts payable was settled by the issuance of 750,000 share purchase warrants, exercisable at  $0.50 per share for a 5 year period (refer to Note 6).

Persuant to a consulting arrangement entered into during the period, the Company issued 600,000 share purchase warrants with an exercise price of $0.50 per share and 600,000 share purchase warrants with an excerise price of $0.60 per share exercisable for a three year period (refer to Note 6).

	Three Months Ended March 31,
	2010	2009

Interest paid	$-	$-
Income taxes paid	$-	$-

NOTE 8:                 CONTINGENCY AND COMMITMENTS

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

Commitment
Effective December 10, 2009, the Company entered into a twelve month public relations retainer agreement.  Pursuant to the terms of the agreement, the Company agreed to: (i) pay a monthly fee of $6,500 through November 30, 2010, (ii) issue 200,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.50 per share and for an exercise period of up to five years from the issuance date (issued), and (iii) issue 200,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.60 per share for an exercise period of up to five years from the issuance date (issued).  The fair value of these warrants was determined to be $204,000 using the Black-Scholes option pricing model.

Operating Lease
On June 22, 2009, the Company entered into a one year office lease in Bellevue, Washington commencing on July 1, 2009.  The terms of the lease require the Company to make minimum monthly payments of $2,654 per month.

Combined Research and Operating Obligations
The Company has obligations under various agreements through November 30, 2010.  The aggregate minimum annual payments for the years ending March 31 is as follows:

2011	$161,055
2012	101,093
2013	101,093
$363,241

NOTE 9:                 SUBSEQUENT EVENTS

On May 4, 2010 the Company entered into a debt settlement agreement.  Pursuant to the terms of the agreement the Company issued 361,648 restricted common shares in settlement of an outstanding amount of $126,577 and agreed to pay $85,000 towards the remaining outstanding balance.

On May 4, 2010 the Company issued 687,305 restricted common shares pursuant to the conversion of the 2009 secured debentures with a face value of $135,000 plus accrued interest of approximately $31,392.

On May 17, 2010, the Company entered into a securities purchase agreement to place Senior Secured Convertible Notes (the “Notes”) with a face value of $1,530,000 and a maturity date of May 17, 2011, in exchange for $925,000 in cash and the cancelation of an outstanding convertible debenture in the amount of $350,000.  The Notes are original issue discount notes and bear no interest except in a case of default in which case they bear an interest of 18%.  The principal and any interest due on the Notes are due in equal monthly installment dates starting four months from the Closing Date.  Subject to the satisfaction of certain conditions including the effectiveness of a registration statement and certain minimums on the amount and value of the shares of the Company’s common stock sold on the Over-the-Counter Bulletin Board, the Company may elect to pay amounts due on any installment date in either cash or shares of its common stock.  Any shares of common stock that the Company issues for a payment on an installment date will be issued at price which is the lesser of $.30 or 85% of the average volume-weighted average price of its common stock on the Over-the-Counter Bulletin Board over the prior twenty trading days.  The holders may convert the Notes into shares of the Company’s common stock at a conversion price of $0.30 at any time which upon full conversion of the Notes would result in the issuance of 5,100,000 shares of common stock.  In connection with the issuance of the Notes, the Company issued Series A Warrants to purchase fully paid and nonassessable shares of its common stock, Series B Warrants to purchase fully paid and nonassessable shares of its common stock and Series C Warrants to purchase fully paid and nonassessable shares of its common stock (together, the “Warrants”).  The initial exercise price of the Series A Warrants is $0.30 per share, and such warrants are exercisable into 6,375,000 shares of common stock in the aggregate.  The initial exercise price of the Series B Warrants is $0.30 per share, and such warrants are exercisable into 5,100,000 shares of common stock in the aggregate.  The initial exercise price of the Series C Warrants is $.30 per share, and such warrants are exercisable into 6,375,000 shares of common stock.  The Notes and each series of the Warrants contain full-ratchet and other anti-dilution protections.  The Company also entered into a Security Agreement to secure payment and performance of its obligations under the Notes pursuant to which it granted the investors a security interest in all of its assets.  In addition, the Company engaged a placement agent with respect to the Transaction.  Accordingly, as consideration for the placement agent’s services, the placement agent received compensation equal to $64,000 and 400,000 Series A Warrants, 320,000 Series B Warrants and 400,000 Series C Warrants, respectively.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2010 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2009.

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

TapImmune’s Target Market Strategy
With the required funding in place, we will support and expand on our key infectious disease partnerships, including our recently announced collaboration effort with Aeras TB Foundation.  We will also continue product development in oncology either alone or with corporate partners.  Cancer encompasses a large number of diseases that affect many different parts of the human body.  The diversity of cancer types and their overall prevalence create a large need for new and improved treatments.  Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers.  Research & Markets (Global Vaccine Market Outlook 2007 – 2010) estimated that the market for cancer vaccines could reach approximately $6 billion in 2010.  IMS has estimated that the cancer market will mushroom from $48 billion to $75 billion in 2012 with biopharma companies anticipating that cancer vaccines will grab a large slice of the market (Fierch Biotech, March 23, 2010).  The goal of TapImmune management is to have the FDA approve our cancer vaccines within the next few years so that we can secure a portion of this market.

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

Research and Development Efforts
We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology.  We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes.  This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements.  Our first generation TAP vaccines that have been used in animal preclinical studies are based on insertion of TAP genes into a proprietary modified adeno virus vector.  For clinical studies, we plan to have this product manufactured using the PerC6 cell line licensed from Crucell Holland B.V. (“Crucell”).  We have an opportunity to take advantage of our potential partners’ capabilities while reducing our overhead costs.  Our relationship with the University of British Columbia (“UBC”) allowed us to conduct contract research and development by employing highly skilled scientists at UBC.  The research and development team performed the basic research on the biological function of TAP and related licensed technology as well as preclinical animal studies in cancer and infectious diseases.  Moving into the development phase, we plan to initiate a contract with a qualified CRO (contract research organization) for the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices (“GMP”) and Good Laboratory Practices (“GLP”) certification.  We will also plan to rely on our new partnership with Aeras to demonstrate the use of TAP in a new TB vaccine candidate.  Second generation vaccines using TAP-encoding DNA plasmids will also be developed.

Products and Technology in Development

TAP Cancer Vaccine
We previously developed our TAP Cancer Vaccine at the UBC Biomedical Research Centre under an agreement we refer to in this report as our “Collaborative Research Agreement”.  This therapeutic cancer vaccine candidate, to be tested in preclinical toxicology studies, will, if successfully developed, include the patented use of the TAP-1 gene to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells.  The TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

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

Laboratory Testing of the TAP Cancer Vaccine
We have completed small animal pre-clinical animal testing of our TAP Cancer Vaccine to the extent that is required as a prerequisite for further preclinical toxicology analysis and Investigational New Drug (or “IND”) application to the FDA.  The pre-clinical testing of the TAP Cancer Vaccine to date included the evaluation of several strains of vaccinia and adenovirus vectors to assess their respective ability to deliver the correct genetic information allowing expression of the TAP protein in tumors, the selection and licensing of the vector from Crucell and the identification and entering into an agreement, that we refer to in this report as our “Production Services Agreement”, with a CRO, a GMP manufacturer, for subsequent production of the TAP Cancer Vaccine.  We have to complete the performance of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity.  In addition, we must complete initial vaccine production, and develop internal and external clinical trials, support personnel and infrastructure before commencing clinical trials.

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

Crucell Holland B.V. Research License and Option Agreement
Effective August 7, 2003, we entered into a five-year research license and option agreement with Crucell Holland B.V. (“Crucell”), whereby Crucell granted us a non-exclusive worldwide license for the research use of its packaging cell (PerC6) technology.  We were required to make certain payments over the five-year term totaling Euro €450,000 (approximately $510,100).  The license was dormant with an outstanding balance owing of 170,000 Euro ($248,938) that was included in research obligations.  Management has completed a settlement for the remaining balance including a €17,000 cash payment and the issuance of 265,000 shares of the Company’s restricted common stock.

Effective August 7, 2008, we negotiated an amended license agreement for the use of Crucell’s adenovirus technology.  We are required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum.  As at March 31, 2010, we have accrued $71,601 (€50,000) under the amended agreement.

National Institute of Allergy and Infectious Diseases
We signed a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines.  We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.  Under the terms of this agreement, we are required to pay a royalty of $2,500 per year.  This license is expected to be renegotiated pending adequate funding.

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

Our Financial Condition
During the next 12 months, we anticipate that we will not generate any revenue.  We had cash of $21,367 and a working capital deficit of $1,092,836 at March 31, 2010.  We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding
Management believes that as a result of a significant debt settlement and restructuring in July 2009, we are well positioned and have a balance sheet that has been restructured to make it possible to go to the equity market to raise the estimated $5,000,000 necessary over the next two years for expenses associated with the balance of pre-clinical development and completion of toxicology trials for the TAP Cancer Vaccine and prophylactic vaccine development and for various operating expenses.

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

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
We are a development stage company.  We recorded a net loss of $1,634,146 during the three months ended March 31, 2010 compared to $452,418 for the three months ended March 31, 2009.

Operating costs increased to $1,629,667 during the three months ended March 31, 2010 compared to $486,316 in the prior period.  Significant changes in operating expenses are outlined as follows:
•
Consulting fees decreased to $12,000 during the three months ended March 31, 2010 from $40,000 during the prior period, due primarily to business development services relating to debt restructuring that were in place during the prior period.

•
Consulting fees – stock-based increased to $863,698 during the three months ended March 31, 2010 from $Nil during the prior period.  The current period expense consists of the fair value of option, stock and warrant grants earned during the period.

•
General and administrative expenses decreased to $15,596 in the three months ended March 31, 2010 from $23,333 in the prior period, with the decrease resulting primarily from a reduction in operations in the current period.

•
Interest and finance charges decreased to $165,596 during the three months ended March 31, 2010 from $199,916 during the prior period.  Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes.

•
Management fees decreased to $69,300 during the three months ended March 31, 2010 from $75,642 during the prior period.  Our Board of Directors and management were reorganized during the prior year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

•
Management fees – stock-based increased to $324,000 during the three months ended March 31, 2010 from $13,167 during the prior period.  The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees increased to $135,834 during the three months ended March 31, 2010 from $108,009 during the prior period, due to significant activity relating to financing and debt restructuring in the current period.

•
Research and development increased to $43,273 during the three months ended March 31, 2010 from $24,381 during the prior period.  Our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

Foreign exchange loss increased to $4,479 during the three months ended March 31, 2010 from a gain of $33,898 in the prior period.

Our net loss for the three months ended March 31, 2010 was $1,634,146 or ($0.04) per share, compared to a net loss of $452,418 or ($0.19) per share in the prior period.  The weighted average number of shares outstanding was 38,854,230 for the three months ended March 31, 2010 compared to 2,414,983 for the prior period.

Liquidity and Capital Resources
At March 31, 2010, we had $21,367 in cash.  Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below.  We decreased our net cash by $120,064 during the three months ended March 31, 2010 compared to an increase of $3,754 during the prior period.

Operating Activities
Net cash used in operating activities during the three months ended March 31, 2010 was $205,364 compared to $170,813 during the prior period.  We had no revenues during the current or prior periods.  Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities
Net cash used in investing activities during the three months ended March 31, 2010 was $Nil compared to $Nil during the prior period.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2010 was $85,300 compared to $174,567 during the prior period.  Current period financing consisted of advances from related parties while prior period financing included proceeds from secured promissory notes and advances from related parties.

At March 31, 2010, we had 3,618,000 stock options and 6,062,800 share purchase warrants outstanding.  The outstanding stock options had a weighted average exercise price of $0.97 per share, with the warrants having a weighted average exercise price of $0.98 per share.  Accordingly, as of March 31, 2010, the outstanding options and warrants represented a total of 9,680,800 shares issuable for proceeds of approximately $9,451,000 if these options and warrants were exercised in full.  The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised or that those warrants that contain a cashless exercise provision will not be exercised on a cashless basis.

As of March 31, 2010, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

Refer to Note 2 of our consolidated financial statements for our year ended December 31, 2009 for a summary of significant accounting policies.

Item 3.                 Quantitive and Qualitative Disclosures About Market Risk

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

As of March 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, as at March 31, 2010 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the three months ended March 31, 2010, but management is most concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

We are committed to improving our financial organization.  As part of this commitment, we will continue to enhance our internal control over financial reporting by: i) expanding our personnel, ii) improving segregate duties consistent with control objectives, iii) appointing one or more outside directors to our board of directors who shall be appointed to our audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management; and iv) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

As of the date of this Quarterly Report, no director, officer, affiliate or beneficial owner of more than 5% of our common stock is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding.  Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

Item 1A.            Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on April 15, 2010.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               (Removed and Reserved)

Not Applicable.

Item 5.               Other Information

None.

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

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman and Principal Executive Officer Date: May [--], 2010.
/s/ Tracy A. Moore
Tracy A. Moore Chief Financial Officer and Acting Principal Accounting Officer Date: May [--], 2010.