Form 10-Q
period 2010-06-30
TAPIMMUNE INC
filed 2010-08-23
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

☐           Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-27239

TAPIMMUNE INC.
(Name of registrant in its charter)
NEVADA	88-0277072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2815 Eastlake Avenue East, Suite 300 Seattle	98102
(Address of principal executive offices)	(Zip Code)

(206) 336-5560
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
Yes  ☐   No  ☒

As of July 31, 2010, the Company had 40,256,026 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Description	Page

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2010 (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2010 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$450,258	$141,431
Due from government agency	1,031	1,033
Prepaid expenses and deposits (Note 7)	13,834	214,501

	$465,123	$356,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$506,963	$586,556
Research agreement obligations (Note 3)	91,541	45,676
Convertible note payable (Note 4)	140,000	203,021
Notes payable and secured loan (Note 4)	-	135,000
Due to related parties (Note 5)	146,179	16,100
	884,683	986,353

Commitments and Contingencies (Notes 1, 3, 4 and 8)

Stockholders’ Deficit
Capital stock (Note 6)
Common stock, $0.001 par value, 150,000,000 shares authorized
40,256,026 shares issued and outstanding (2009 – 38,361,674)	40,246	38,362
Additional paid-in capital	27,779,794	24,152,319
Shares and warrants to be issued	23,400	513,733
Deficit accumulated during the development stage	(28,205,404)	(25,274,076)
Accumulated other comprehensive loss	(57,596)	(59,726)
	(419,560)	(629,388)

	$465,123	$356,965

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		July 27, 1999 (inception of development stage) to June 30,
	2010	2009	2010	2009	2010

Expenses
Consulting fees	$90,699	$193,436	$102,699	$233,436	$1,873,905
Consulting fees – stock-based (Note 6)	208,428	-	1,072,126	-	4,863,943
Depreciation	-	1,818	-	3,685	213,227
General and administrative	94,077	18,172	110,043	41,506	2,518,499
Interest and finance charges (Note 4)	147,033	57,188	312,629	257,104	4,223,232
Management fees (Note 5)	74,800	52,000	144,100	127,642	2,338,577
Management fees – stock-based (Notes 5 and 6)	324,000	10,333	648,000	23,500	3,495,050
Professional fees	278,073	141,659	413,907	249,668	3,728,356
Research and development (Note 5)	106,590	(20,472)	149,863	3,909	5,567,255
Research and development – stock-based	-	-	-	-	612,000
	1,323,700	454,134	2,953,367	940,450	29,434,044

Net Loss Before Other Items	(1,323,700)	(454,134)	(2,953,367)	(940,450)	(29,434,044)

Other Items
Foreign exchange (loss) gain	2,929	(47,204)	(1,550)	(13,306)	43,040
Gain on settlement of debt	23,589	619,050	23,589	619,050	1,157,655
Interest income	-	2,663	-	2,663	33,344
Loss on disposal of assets	-	(5,399)	-	(5,399)	(5,399)

Net Income (Loss) for the Period	(1,297,182)	114,976	(2,931,328)	(337,442)	(28,205,404)

Deficit Accumulated During the Development Stage, beginning of period	(26,908,222)	(21,264,524)	(25,274,076)	(20,812,106)	-

Deficit Accumulated During the Development Stage, end of period	$(28,205,404)	$(21,149,548)	$(28,205,404)	$(21,149,548)	$(28,205,404)

Basic and Diluted Net Income (Loss) per Share	$(0.03)	0.05	$(0.07)	$(0.32)

Weighted Average Number of Common Shares Outstanding	39,826,027	2,414,983	39,342,813	2,383,887

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,	Six Months Ended June 30,	July 27, 1999 (inception of development stage) to June 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(2,931,328)	$(337,442)	$(28,205,404)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	3,685	213,228
Gain on settlement of debts	(23,589)	(619,050)	(1,157,655)
Loss on disposal of assets	-	5,399	5,399
Non-cash interest and finance fees	286,979	173,539	3,835,068
Stock-based compensation	1,720,126	23,500	8,987,243
Changes in operating assets and liabilities:
Due from government agency	(31)	32,333	(1,064)
Prepaid expenses and receivables	(33,333)	9,520	(27,333)
Accounts payable and accrued liabilities	401,805	411,582	2,887,818
Research agreement obligations	45,865	(3,315)	309,672
Net Cash Used in Operating Activities	(533,506)	(300,249)	(13,153,028)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	-	-	9,622,125
Convertible notes	712,254	-	1,370,704
Notes and loans payable	-	135,000	919,845
Subscription advances	-	100,000	-
Advances from related parties	130,079	75,849	1,485,865
Net Cash Provided by Financing Activities	842,333	310,849	13,398,539

Net Increase in Cash	308,827	10,600	450,258

Cash, Beginning of Period	141,431	987	-

Cash, End of Period	$450,258	$11,587	$450,258

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at June 30, 2010, the Company had a working capital deficit of $419,560 and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

The Company was able to substantially complete ongoing restructuring plans in the second half of 2009. Additional funding and equity for debt settlements have retired notes payable and some of the other debt obligations were satisfied. Additional capital is required now to expand programs including pre-clinical work and to establish future manufacturing contracts necessary for clinical trials for the lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant technology. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

There is no certainty that the Company will be able to raise sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

NOTE 2:                 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR AN INTERIM PERIOD

Basis of Presentation
These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Recent Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

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

NOTE 3:                 RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement
Effective August 7, 2003, Crucell and our subsidiary GeneMax Pharmaceuticals, Inc. (“GPI”) entered into a five-year research license and option agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Company was required to make certain payments over the five-year term totaling Euro €450,000 (approximately $510,100).

At December 31, 2008, $243,598 (€172,801) was owing to Crucell under this agreement. During the year ended December 31, 2009, management negotiated a settlement of the outstanding balance requiring a €17,000 cash payment (paid) and the issuance of 265,000 shares of the Company’s common stock (issued, refer to Note 6).

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at June 30, 2010, the Company had accrued $91,541 (€75,000) under the amended agreement.

NOTE 4:                 SHORT TERM DEBT

The following is a summary of debt instrument transactions that are relevant to the current and prior period:

	Face Value	Unamortized Note Discount	Balance at June 30, 2010

2010 Secured Convertible Notes
Senior Secured Notes, due May 19, 2011	$1,530,000	$1,390,000	$140,000

During the quarter ended June 30, 2010, the Company entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Notes (the “Notes”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $1,530,000 for gross consideration of $1,275,000. The $1,275,000 consisted of $712,254 in cash proceeds to the Company, $212,746 of current services and $350,000 was subscribed for by the holder of an outstanding and due 2009 convertible debenture. In connection with the issuance of the notes, the Company entered into a Security Agreement with the note holders secured by all of the Company’s assets.

The Notes were placed at a 20% discount from their face value and bear no interest except in case of an event of default in which case they bear interest at the rate of 18% per annum. The principal and any interest due on the Notes are due in 9 equal monthly installments starting in September 2010. Subject to the satisfaction of certain customary conditions (including the effectiveness of a registration statement and certain minimums on the amount and value of the shares of our common stock traded on the Over-the-Counter Bulletin Board), the Company may elect to pay amounts due on any installment date in either cash or shares of its common stock. Any shares of its common stock that the Company issues as payment on an installment date will be issued at a price which is equal to the lesser of $0.30 per share or 85% of the average of the volume-weighted average prices of the Company’s common stock on the Over-the-Counter Bulletin Board on each of the twenty trading days immediately preceding the applicable installment date.

In connection with the issuance of the Notes, the Company issued 6,375,000 Series A Warrants, 5,100,000 Series B Warrants and 6,375,000 Series C Warrants, in each case, to purchase fully-paid and nonassessable shares of its common stock (together, the “Warrants”). The initial exercise price of theWarrants is $0.30 per share.

The Company paid a finders fee of $64,000 and issued 1,400,000 broker’s warrants valued at $73,378. The  broker was issued 500,000 Series A warrants, 400,000 Series B warrants and 500,000 Series C warrants, exercisable on the same terms as the Warrants. The investors and the placement agent shall receive an aggregate of 19,250,000 share warrants, the 6,375,000 Series C warrants can only be exercised on the same pro-rata basis as the exercise of the Series B Warrants. The Notes and each series of the Warrants contain the same anti-dilution features.

At closing, the Company allocated the net proceeds to the debt and warrants based on their relative fair value. The warrants were recorded at $1,199,200 and allocated to equity and the debt was recorded at $330,800. The fair value of the warrants and broker’s warrants were calculated using the Black-Scholes option pricing model under the flowing assumptions: estimated life 5 years, risk free rate 2.04%, dividend yield 0% and volatility of 253%. The Company recognized an embedded beneficial conversion feature of $330,800 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature. The note discount, the beneficial conversion feature, the fair value of the brokers’ warrants and the fair value of the finder’s fee were recorded as a debt discount. The debt discount is being accreted over the one year term of the Notes using the effective interest rate method.

To June 30, 2010, accretion of the debt discount relative to the 2010 secured convertible notes was equal to $140,000.

	Face Value	Unamortized Note Discount	Balance at June 30, 2010	Balance at December 31, 2009
2009 Convertible Debenture
Unsecured Convertible Note, 10% interest, due February 28, 2010	$350,000	$-	$-	$203,021

On August 31, 2009, the Company completed a convertible debenture financing of $350,000 issuing a convertible promissory note bearing interest at 10% per annum. The note was due on February 28, 2010. The unpaid amount of principal and accrued interest could have been converted at any time at the holder's option into shares of the Company's common stock at a price of $0.80 per share.

Under the terms of the debenture agreement, the note would have automatically converted to equity if, during the term of the note, the Company had received funding equal to or exceeding $2,000,000 through the sale of its shares of common stock or additional debt instruments that were convertible into common stock during the term of the debenture. The holders had the option to convert the debentures into 3,500,000 common shares of the Company or receive payment in full.

The Company recognized the embedded beneficial conversion feature of $139,571 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature. Additionally, the Company issued 437,500 non-transferable and registerable share purchase warrants. Management estimated the fair value of the warrants to be $210,429. As the relative fair value of the warrants and beneficial conversion feature together were greater than the face values of the debentures, these were limited to the face value of the loan.

During the quarter ended June 30, 2010, the holder converted the principal amount of the debenture into the Notes as described above and waived  the accrued interest in the amount of $23,589.

	Face Value	Unamortized Note Discount	Balance at June 30, 2010	Balance at December 31, 2009

2009 Secured Debentures
Secured Notes, 30% interest	$135,000	$-	$-	$135,000

In connection with the Debentures, the Company issued a total of 270,000 warrants which have a term of two years from the date of issuance. Management estimated the fair value of these warrants to be $60,000 using the Black-Scholes pricing model.

During the quarter ended June 30, 2010, the Company issued 687,305 common shares pursuant to the conversion of the 2009 secured debentures with a face value of $135,000 plus accrued interest of $49,155.

NOTE 5:                 RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $144,100 (2009 - $127,642) in management fees and $36,000 (2009 - $Nil) in research and development paid to officers and directors during the period;

(b)	recorded $648,000 (2009 - $23,500) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)
incurred $Nil (2009 - $63,716) in interest and finance charges on promissory notes due to related parties during the period, which were settled in conection with an equity issuance effective June 4, 2009; and

(d)
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

At June 30, 2010, the Company had amounts owing to directors and officers of $146,179 (December 31, 2009 - $16,100). These amounts were in the normal course of operations. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6:                 CAPITAL STOCK

Share Capital
Prior to January 22, 2009, the authorized capital of the Company consisted of 20,000,000 shares of common stock and 5,000,000 shares of preferred stock. On January 22, 2009, the Company increased its authorized shares of common stock from 80,000,000 shares of common stock to 500,000,000 shares of common stock. Effective July 10, 2009, the Company executed a further 1 for 10 reverse stock split while simultaneously reducing the authorized shares of common stock to 50,000,000 common shares with a $0.001 par value and maintaining 5,000,000 non-voting preferred shares with a $0.001 par value. Effective February 21, 2010, the Company increased its authorized shares of common stock from 50,000,000 common shares to 150,000,000 common shares. The Company maintained its authorized shares of preferred stock at 5,000,000.

All prior period share transactions included in the company’s stock transactions and balances have been retroactively restated to give effect to the 1 for 10 reverse stock split noted above.

2010 Share Transactions

On January 28, 2010, the Company issued 250,000 shares of its common stock pursuant to a consulting services agreement. At the time of issuance the shares had a fair value of $0.52 per share, as quoted in an observable market, and $130,000 was recorded as stock-based consulting fees.

On January 28, 2010, the Company issued 100,000 shares of its common stock pursuant to a consulting services agreement. At the time of issuance the shares had a fair value of $0.52 per share, as quoted in an observable market, and $52,000 was recorded as stock-based consulting fees.

On January 28, 2010, the Company issued 100,000 shares of its common stock pursuant to a consulting services agreement. At the time of issuance the shares had a fair value of $0.52 per share and $52,000 was recorded as stock-based consulting fees.

On January 28, 2010, the Company issued 265,000 shares of its common stock pursuant to a debt settlement agreement (refer to Note 3).

On April 14, 2010, the Company issued 10,400 shares of its common stock for the loss of share certificate in the data exchange with the change in transfer agent.

On April 26, 2010, the Company issued 80,000 shares of its common stock pursuant to a consulting services agreement. At the time of issuance the shares had a fair value of $0.36 per share, as quoted in an observable market, and $28,800 was recorded as stock-based consulting fees.

On May 1, 2010, the Company issued 40,000 shares of its common stock pursuant to a consulting services agreement. At the time of issuance the shares had a fair value of $0.32 per share, as quoted in an observable market, and $12,800 was recorded as stock-based consulting fees.

On May 4, 2010, $90,412 of trade debt was settled in exchange for 361,647 common shares of the Company.

On May 4, 2010, the Company issued 687,305 common shares pursuant to the conversion of the 2009 secured debenture with a face value of $135,000 plus accrued interest of approximately $49,155 (refer to Note 3).

Stock Compensation Plan
On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) which supersedes and replaces the 2007 Stock Plan. The 2009 Plan allows for the issuance of up to 10,000,000 common shares. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.

On June 8, 2007, a total of 632,000 stock options were granted, under s 2007 Stock Option plan, at an exercise price of $2.50 per share. The term of these options is ten years. Of the 632,000 options granted, 310,000 vested upon grant, 242,000 vested in one year, 40,000 vested in two years and 40,000 vested in three years. The aggregate fair value of these options was estimated at $1,179,600, or $1.90 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected life of 5 years for the options vesting immediately, 4 years for the options vesting in one year, 3 years for the options vesting in two years, and 2 years for the options vesting in three years. The earned portion of the value of these options during the three months ended March 31, 2010 was $Nil (2009 - $13,167) which was recorded as stock based management fees.

On October 14, 2009, the Company granted a total of 3,326,000 stock options at an exercise price of $0.97 per share to consultants and management, of which 1,913,000 vested immediately and the remaining 1,413,000 vest in one year. The term of the options is ten years. Additionally, on October 14, 2009, the Company approved the repricing of certain stock options issued to consultants and management. Options with an exercise price of $2.50 were repriced to $0.97 per share and the aggregate fair value of the repriced options is $5,840. The aggregate fair value of the new grants was estimated at $3,192,960, or $0.96 per option, using the Black-Scholes option pricing model with a risk free interest rate of 2.36%, a dividend yield of 0%, an expected volatility of 236%, and an expected life of 5 years. The expensed portion of the value of these options during the three months ended June 30, 2010 was $339,120 (2009 - $Nil) which was recorded as stock based consulting and management fees.

A summary of the Company’s stock options as of June 30, 2010 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	3,618,000	$0.97	9.60
Issued	-	-	-
Cancelled	-	-	-

Balance, June 30, 2010	3,618,000	$0.97	9.10

A summary of the status of the Company’s unvested options as of June 30, 2010 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2009	1,413,000	$0.97
Vested	-	-
Cancelled	-	-

Unvested, June 30, 2010	1,413,000	$0.97

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

On February 8, 2010, the Company issued 750,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.50 per share and for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a debt settlement agreement. The fair value of these warrants was determined to be $100,000, equal to the amount of debt being settled.

On May 24, 2010, the Company issued Series A Warrants to purchase shares of its common stock with a 5 year term. Series B Warrants to purchase shares of its common stock with a term that is shorter of (i) 18 months or (ii) one year from an effective registration statement. Series C Warrants to purchase shares of its common stock with a 5 year term, which can only be exercised to the extent that the Series B Warrants are exercised. The initial exercise price of the Series A Warrants is $0.30 per share, and such warrants are exercisable into 6,375,000 shares of common stock in the aggregate. The initial exercise price of the Series B Warrants is $0.30 per share, and such warrants are exercisable into 5,100,000 shares of common stock in the aggregate. The initial exercise price of the Series C Warrants is $.30 per share, and such warrants are exercisable into 6,375,000 shares of common stock. In addition, the Company issued 1,400,000 brokers warrant’s which are exercisable on the same terms and conditions as the note holders warrants described above (500,000 Series A Warrants;400,000 Series B Warrants; 500,000 Series C Warrants).

A summary of the Company’s stock purchase warrants as of June 30, 2010 and changes during the period is presented below:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	4,112,800	$1.19	3.71
Issued	21,200,000	0.32	3.28
Exercised, cancelled or expired	(437,500)	1.20	-

Balance, June 30, 2010	24,875,300	$0.44	3.74

NOTE 7:                 SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As of June 30, 2010, the prepaid portion of the fair value of shares issued pursuant to consulting services agreements was $3,333 (December 31, 2009 - $214,501).

During the period, $100,000 of accounts payable was settled by the issuance of 750,000 share purchase warrants, exercisable at  $0.50 per share for a 5 year period (refer to Note 6).

During the period, $90,412 of accounts payable was settled by the issuance of 361,648 restricted common shares at a deemed price of $0.25 per share (refer to Note 6).

Pursuant to a consulting arrangement entered into during the period, the Company issued 600,000 share purchase warrants with an exercise price of $0.50 per share and 600,000 share purchase warrants with an excerise price of $0.60 per share exercisable for a three year period (refer to Note 6).

	Six Months Ended June 30,
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

Combined Research and Operating Obligations

Effective May 25, 2010, the Company entered into a research and license option agreement with Mayo Clinic for the development and possible commercial use of a breast cancer vaccine. Subject to the approval and guidance of the United States Food and Drug Administration (“FDA”) Mayo Clinic plans to conduct a Phase I human clinical trial (“Phase I Trial”) to test and develop the technology. As part of the consideration for the Option granted herein, the Company agrees that it shall, during the period of the option and upon approval of FDA to conduct the above mentioned Phase I Trial, pay all the costs incurred by Mayo and invoiced to the Company, but not to exceed a total of $841,000, as sponsored research funding for Mayo Clinic to conduct such Phase I Trial. Mayo Clinic shall apply for the necessary approvals with the FDA to conduct such Phase I Trial and promptly inform the Company of the receipt of such approval. Both Parties agree that within 30 days after Mayo Clinic informs the Company in writing about the receipt of FDA approval to initiate the Phase I Trial, parties shall enter into a investigator initiated research agreement.

The Company has obligations under various agreements through December 31, 2013. The aggregate minimum annual payments for the years ending December 31 is as follows:

2010	$50,000
2011	161,055
2012	101,093
2013	101,093
$413,241

NOTE 9:                 SUBSEQUENT EVENTS

On July 24, 2010, the Company entered into a research and technology option agreement with Mayo Clinic for the development of a smallpox vaccine. Under the terms of the agreement the Company is obligated to pay an option fee of $50,000 within five months of the agreement date. If preliminary studies conducted by Mayo Clinic are successful, the Company will pay for further development costs of $120,000.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended June 30, 2010 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2009 and other filings that we have made with the SEC.

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

Research and Development Efforts
We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements. Our first generation TAP vaccines that have been used in animal preclinical studies are based on insertion of TAP genes into a proprietary modified adeno virus vector. For clinical studies, we plan to have this product manufactured using the PerC6 cell line licensed from Crucell Holland B.V. (“Crucell”). We have an opportunity to take advantage of our potential partners’ capabilities while reducing our overhead costs. Our relationship with the University of British Columbia (“UBC”) allowed us to conduct contract research and development by employing highly skilled scientists at UBC. The research and development team performed the basic research on the biological function of TAP and related licensed technology as well as preclinical animal studies in cancer and infectious diseases. Moving into the development phase, we plan to initiate a contract with a qualified CRO (contract research organization) for the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices (“GMP”) and Good Laboratory Practices (“GLP”) certification. We will also plan to rely on our new partnerships with Aeras and Mayo Clinic to demonstrate the use of TAP in a new TB and smallpox vaccine candidates as well as new HER2/neu breast cancer vaccine. We also intend to develop second generation vaccines using TAP-encoding DNA plasmids.

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

HER2/neu Vaccine Technology – Mayo Clinic

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. Under the principle investigator Dr Keith Knutson, an IND application followed by Phase 1 clinical studies could begin as early Q1 2011.

Infectious Disease Application for “TAP” Adjuvant
TapImmune plans to develop or license out our technology for the creation of enhanced viral vaccines, such as for smallpox and others, based on our findings that TAP can augment immune responses. We have presented data showing that increasing TAP expression in TAP-competent antigen presenting cells (APCs) and/or virus infected cells increases the antigenic peptide associated with MHC class I expression on the cell surface, and leads to increased specific T cell-mediated immune responses. We believe this technology can add great value to the creation of new vaccines and enhance those that already exist. Our collaboration with Aeras TB Foundation is evidence of this, and we will continue to pursue additional partnerships and collaborations as a key strategy to expand our R&D program to optimize resources and to reduce costs and development times.

Strategic Relationships

Crucell Holland B.V. Research License and Option Agreement
Effective August 7, 2003, we entered into a five-year research license and option agreement with Crucell Holland B.V. (“Crucell”), whereby Crucell granted us a non-exclusive worldwide license for the research use of its packaging cell (PerC6) technology. We were required to make certain payments over the five-year term totaling Euro €450,000 (approximately $510,100). The license was dormant with an outstanding balance owing of 170,000 Euro ($248,938) that was included in research obligations. Management completed a settlement for the remaining balance including a €17,000 cash payment and the issuance of 265,000 shares of the Company’s restricted common stock.

Effective August 7, 2008, we negotiated an amended license agreement for the use of Crucell’s adenovirus technology. We are required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at June 30, 2010, we have accrued $91,541 (€68,500) under the amended agreement.

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

Aeras Global TB Foundation
On February 1, 2010, we announced our collaboration intent with Aeras Global TB Foundation. Aeras, one of the foremost non-profit organizations is developing new approaches for tuberculosis (“TB”) vaccines, which is dedicated to the development of effective TB vaccine regimens that will prevent tuberculosis in all age groups and will be affordable, available and adopted worldwide.

Mayo Clinic HER2/neo Breat Cancer Vaccine
In June 2010, TapImmune signed an exclusive Licensing Option agreement with the Mayo Clinic in Rochester, Minnesota, for the clinical development of a vaccine technology to treat breast cancer. The technology targets a novel set of antigens on the human epidermal growth factor receptor 2 (HER-2/neu) receptor that were identified in breast cancer patients with pre-existent immunity. It has a number of potential advantages for the development of a breast cancer vaccine that may use both MHC class I and class II pathways to address a broad patient population (Source: Clinical Cancer Research 16[3]:825-34, 2010). The technology may also elicit a longer immune response versus traditional immunotherapies.

The option to license this technology can be exercised after Phase I clinical trials under terms agreed between Mayo Clinic and TapImmune. Upon obtaining IND approval, TapImmune and the Mayo Clinic will likely execute a Sponsored Research agreement.

Mayo Clinic  Smallpox Vaccine
On August 4th 2010, we announced a Research and Technology License Option Agreement with Mayo Clinic, Rochester, MN, for the development of a smallpox vaccine. The research will be conducted by Gregory Poland M.D. at Mayo Clinic, to evaluate novel peptide antigens together with TapImmune’s proprietary TAP technology. TapImmune also has an exclusive Option to the smallpox vaccine technology after research studies are completed under the terms of the agreement.

Our collaborator on the new smallpox vaccine, Dr Gregory Poland, is a world-renowned expert on the development of vaccines for infectious disease and leads the Translational Immunovirology and Biodefense Program at the Mayo Clinic. It is the broad goal of TapImmune to determine whether TAP can be a platform technology for improving the efficacy of vaccines designed to combat additional viral threats in the biodefense field.

In preclinical studies our TAP technology improved the efficacy of a vaccinia (Pox) virus vaccine by over a 100 fold.

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

2008 and 2009 were very challenging years in the capital markets. We have been able to secure over $2,000,000 enabling us to complete our restructure, ensure our important patent work continued along and pursue our business development initiatives. These initiatives resulted in a collaboration agreement with Aeras Global Tuberculosis Foundation, a new license agreement with Crucell Holland and in this quarter and subsequent, two development  and license partnership with the Mayo Clinic, (Rochester MN) giving us the opportunity to advacnce multiple product candidates to the market.

Along with Aeras Global TB Foundation we have now added an additional collaboration with the Mayo Clinic in Breast Cancer.

We are extremely pleased that these world class institutions have identified the uniqueness and the potential of our technology platform and the opportunities we are pursuing.

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

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We are a development stage company. We recorded a net loss of $1,297,000 during the three months ended June 30, 2010 compared to net income of $115,000 for the three months ended June 30, 2009.

Operating costs increased to $1,324,000 during the three months ended June 30, 2010 compared to $454,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees decreased to $91,000 during the three months ended June 30, 2010 from $193,000 during the prior period, due primarily to business development services relating to debt restructuring that were in place during the prior period.

•
Consulting fees – stock-based increased to $208,000 during the three months ended June 30, 2010 from $Nil during the prior period. The current period expense consists of the fair value of option, stock and warrant grants earned during the period.

•
General and administrative expenses increased to $94,000 in the three months ended June 30, 2010 from $18,000 in the prior period, with the increase resulting primarily from a higher investor relations activities in the current period.

•
Interest and finance charges increased to $147,000 during the three months ended June 30, 2010 from $57,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes.

•
Management fees increased to $75,000 during the three months ended June 30, 2010 from $52,000 during the prior period. Our Board of Directors and management were reorganized during the prior year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

•
Management fees – stock-based increased to $324,000 during the three months ended June 30, 2010 from $10,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees increased to $278,000 during the three months ended June 30, 2010 from $142,000 during the prior period, due to significant activity relating to financing and debt restructuring in the current period.

•
Research and development increased to $107,000 during the three months ended June 30, 2010 from ($20,000) during the prior period. Our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We recorded a net loss of $2,953,000 during the six months ended June 30, 2010 compared to a net loss of $337,000 for the six months ended June 30, 2009.

Operating costs increased to $2,931,000 during the six months ended June 30, 2010 compared to $940,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees decreased to $103,000 during the six months ended June 30, 2010 from $233,000 during the prior period, due primarily to business development services relating to debt restructuring that were in place during the prior period.

•
Consulting fees – stock-based increased to $1,072,000 during the six months ended June 30, 2010 from $Nil during the prior period. The current period expense consists of the fair value of option, stock and warrant grants earned during the period.

•
General and administrative expenses increased to $110,000 in the six months ended June 30, 2010 from $42,000 in the prior period, with the increase resulting primarily from a higher investor relations activities in the current period.

•
Interest and finance charges decreased slightly to $313,000 during the six months ended June 30, 2010 from $257,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with the convertible note payable.

•
Management fees increased to $144,000 during the six months ended June 30, 2010 from $127,000 during the prior period. Our Board of Directors and management were reorganized during the prior year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

•
Management fees – stock-based increased to $648,000 during the six months ended June 30, 2010 from $24,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees increased to $414,000 during the six months ended June 30, 2010 from $250,000 during the prior period due to significant activity relating to financing and debt restructuring in the current period].

•
Research and development increased to $150,000 during the six months ended June 30, 2010 from $4,000 during the prior period. Our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer has been allocated to research and development.

Liquidity and Capital Resources

Since inception, we have continued to incur development related expenses which have resulted in the accumulation of a substantial deficit during the development stage. We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

As of June 30, 2010, we had total assets of $465,000, total liabilities of $885,000 and a deficit of $28,205,000 accumulated during the development stage. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below.

Cash and Working Capital

We had cash and cash equivalents of $450,000 as of June 30, 2010, compared to cash of $141,000 at December 31, 2009 and $12,000 at June 30, 2009. We had working capital deficiency of $420,000 as of June 30, 2010, compared to a working capital deficiency of $629,000 as of December 31, 2009 and working capital deficiency of $834,000 as of June 30, 2009.

Operating Activities
Net cash used in operating activities during the six months ended June 30, 2010 was $534,000 compared to $300,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures increased during the current period due to higher legal fees associated with debt and note settlement, a new agreement with Mayo Foundation and higher consulting fees for investor relation services provided by Financial Insights offset by lower non-cash accretion of interest charges related to convertible debentures.

Investing Activities
Net cash used in investing activities during the three months ended June 30, 2010 was $Nil compared to $Nil during the prior period.

Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2010 was $842,000 compared to $311,000 during the prior period. Current period financing consisted of advances from related parties and proceeds from convertible notes and prior period financing also included proceeds from the same sources.

At June 30, 2010, we had 3,618,000 stock options and 24,875,300 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.97 per share, with the warrants having a weighted average exercise price of $0.44 per share. Accordingly, as of June 30, 2010, the outstanding options and warrants represented a total of 28,493,300 shares issuable for proceeds of approximately $14,689,000, if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised or that those warrants that contain a cashless exercise provision will not be exercised on a cashless basis.

As of June 30, 2010, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

As of June 30, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at June 30, 2010 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the three months ended June 30, 2010, but management is most concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

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

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman and Principal Executive Officer Date: August 23, 2010.
/s/ Denis Corin
Denis Corin Chief Financial Officer and Acting Principal Accounting Officer Date: August 23, 2010.