Form 10-Q
period 2010-09-30
TAPIMMUNE INC
filed 2010-11-22
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

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
Yes  ☐   No  ☒

As of October 31, 2010, the Company had 40,256,026 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Description	Page

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	2

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and for the Period from July 27, 1999 (Inception of Development Stage) to September 30, 2010 (Unaudited)	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and for the Period from July 27, 1999 (Inception of Development Stage) to September 30, 2010 (Unaudited)	4

Notes to the Consolidated Financial Statements (Unaudited)	5

TAPIMMUNE, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$144,741	$141,431
Due from government agency	1,051	1,033
Prepaid expenses and deposits (Note 7)	700	214,501

	$146,492	$356,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$655,978	$586,556
Research agreement obligations (Note 3)	119,080	45,676
Convertible note payable (Note 4)	370,740	203,021
Notes payable and secured loan (Note 4)	-	135,000
Due to related parties (Note 5)	157,479	16,100
	1,303,277	986,353

Commitments and Contingencies (Notes 1, 3, 4 and 8)

Stockholders’ Deficit
Capital stock (Note 6)
Common stock, $0.001 par value, 150,000,000 shares authorized
40,256,026 shares issued and outstanding (2009 – 38,361,674)	40,256	38,362
Additional paid-in capital	28,187,821	24,152,319
Shares and warrants to be issued	27,523	513,733
Deficit accumulated during the development stage	(29,353,539)	(25,274,076)
Accumulated other comprehensive loss	(58,846)	(59,726)
	(1,156,785)	(629,388)

	$146,492	$356,965

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		July 27, 1999 (inception of development stage) to September 30,
	2010	2009	2010	2009	2010

Expenses
Consulting fees	$28,000	$86,514	$130,699	$319,950	$1,901,905
Consultant compensation – stock-based (Note 6)	70,015	27,500	1,142,141	27,500	4,933,958
Depreciation	-	56	-	3,741	213,227
General and administrative	32,827	12,760	142,870	54,266	2,551,326
Interest and finance charges (Note 4 and 5)	400,820	319,969	713,449	577,073	4,624,052
Management fees (Note 5)	54,300	63,300	198,400	190,942	2,392,877
Management compensation – stock- based (Notes 5 and 6)	325,977	-	973,977	23,500	3,821,027
Professional fees	170,657	213,079	584,564	462,747	3,899,013
Research and development (Note 5)	93,517	25,069	243,380	28,979	5,660,772
Research and development – stock-based	-	-	-	-	612,000
	1,176,113	748,247	4,129,480	1,688,697	30,610,157

Net Loss Before Other Items	(1,176,113)	(748,247)	(4,129,480)	(1,688,697)	(30,610,157)

Other Items
Foreign exchange (loss) gain	(2,022)	(31,400)	(3,572)	(44,706)	41,018
Gain (loss) on settlement of debt	30,000	(11,314)	53,589	607,736	1,187,655
Interest income	-	83	-	2,746	33,344
Loss on disposal of assets	-	-	-	(5,399)	(5,399)

Net Loss for the Period	(1,148,135)	(790,878)	(4,079,463)	(1,128,320)	(29,353,539)

Deficit Accumulated During the Development Stage, beginning of period	(28,205,404)	(21,149,548)	(25,274,076)	(20,812,106)	-

Deficit Accumulated During the Development Stage, end of period	$(29,353,539)	$(21,940,426)	$(29,353,539)	$(21,940,426)	$(29,353,539)

Basic and Diluted Net Loss per Share	$(0.03)	$(0.02)	$(0.10)	$(0.08)

Weighted Average Number of Common Shares Outstanding	40,042,202	35,982,604	39,650,563	13,727,147

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	Nine Months Ended September 30,	July 27, 1999 (inception of development stage) to September 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(4,079,463)	$(1,128,320)	$(29,353,539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	3,740	213,228
Gain on settlement of debts	(53,589)	(607,736)	(1,187,655)
Loss on disposal of assets	-	5,399	5,399
Non-cash interest and finance fees	713,449	480,423	4,261,538
Stock-based compensation	2,116,118	51,000	9,383,235
Changes in operating assets and liabilities:
Due from government agency	(31)	32,255	(1,064)
Prepaid expenses and receivables	(30,700)	(90,480)	(24,700)
Accounts payable and accrued liabilities	410,489	589,287	2,896,502
Research agreement obligations	73,404	(25,467)	337,211
Net Cash Used in Operating Activities	(850,323)	(689,899)	(13,469,845)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	-	-	9,622,125
Convertible notes	712,254	350,000	1,370,704
Notes and loans payable	-	135,000	919,845
Subscription advances	-	200,000	-
Advances from related parties	141,379	50,153	1,497,165
Net Cash Provided by Financing Activities	853,633	735,153	13,409,839

Net Increase in Cash	3,310	45,254	144,741

Cash, Beginning of Period	141,431	987	-

Cash, End of Period	$144,741	$46,241	$144,741

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 1: NATURE OF OPERATIONS

TapImmune, Inc. (the “Company” or "TapImmune"), a Nevada corporation incorporated in 1992, is a development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at September 30, 2010, the Company had a working capital deficit of $1,156,785 and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

There is no certainty that the Company will be able to raise sufficient funding to satisfy current debt obligations or to continue development of products to marketability. Currently, the Company does not have sufficient funds available to meet an upcoming payment on secured convertible notes issued in May 2010, and the stipulated market conditions allowing for the repayment of those secured convertible notes in shares of our common stock do not exist.  If we fail to raise additional capital or modify the terms with the holders of the convertible notes we will default on our secured convertible notes and the note holders may make claims on the assets of the Company should a cure not be made within the allowable limits. Management is negotiating with potential investors and the note holders to ensure that additional financing is made available and that we do not default on the secured convertible notes.

NOTE 2: UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR AN INTERIM PERIOD

Basis of Presentation
These unaudited interim consolidated financial statements may not include all information and footnotes required by US GAAP for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information contained in the notes to the audited consolidated financial statements for the year ended December 31, 2009, included in the Company’s Form 10-K, which was filed with the Securities and Exchange Commission. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation and consisting solely of normal recurring adjustments have been made. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at September 30, 2010, the Company had accrued $119,080 (€87,500; December 31, 2009: $45,676 (€31,250)) under the amended agreement. The Company is currently delinquent on making its 2009 1st year annual license payment. Settlement of the licensing fee can be made with as little as 10% in cash and the balance in restricted stock. As a result, the impact on going concern of settling the debt or restructuring it should be minimal.

NOTE 4: SHORT TERM DEBT

The following is a summary of debt instrument transactions that are relevant to the current and prior period:

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at September 30, 2010

2010 Secured Convertible Notes
Senior Secured Notes, due May 24, 2011	$1,530,000	$(170,000)	$989,260	$370,740

During the nine months ended September 30, 2010, the Company entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Notes (the “Notes”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $1,530,000 for gross consideration of $1,275,000. The $1,275,000 consisted of $712,254 in cash proceeds to the Company, $212,746 of current services and $350,000 was subscribed for by the holder of an outstanding and due 2009 convertible debenture. In connection with the issuance of the notes, the Company entered into a Security Agreement with the note holders secured by all of the Company’s assets.

The Notes were placed at a 20% discount from their face value and bear no interest except in event of default in which case they bear interest at the rate of 18% per annum. The principal and any interest due on the Notes are due in 9 equal monthly installments starting in September 2010. Subject to the satisfaction of certain customary conditions (including the effectiveness of a registration statement and certain minimums on the amount and value of the shares of our common stock traded on the Over-the-Counter Bulletin Board), the Company may elect to pay amounts due on any installment date in either cash or shares of its common stock. Any shares of its common stock that the Company issues as payment on an installment date will be issued at a price which is equal to the lesser of $0.30 per share or 85% of the average of the volume-weighted average prices of the Company’s common stock on the Over-the-Counter Bulletin Board on each of the twenty trading days immediately preceding the applicable installment date.

In connection with the issuance of the Notes, the Company issued 6,375,000 Series A Warrants, 5,100,000 Series B Warrants and 6,375,000 Series C Warrants, in each case, to purchase fully-paid and nonassessable shares of its common stock (together, the “Warrants”). The initial exercise price of the Warrants is $0.30 per share.

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

At closing, the Company allocated the net proceeds to the debt and warrants based on their relative fair value. The warrants were recorded at $1,199,200 and allocated to equity and the debt was recorded at $330,800. The fair value of the warrants and broker’s warrants were calculated using the Black-Scholes option pricing model under the following assumptions: estimated life 5 years, risk free rate 2.04%, dividend yield 0% and volatility of 253%. The Company recognized an embedded beneficial conversion feature of $330,800 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature thus reducing the debt carrying charges to $nil. The note discount, the beneficial conversion feature, the fair value of the brokers’ warrants and the fair value of the finder’s fee were recorded as a debt discount. The debt discount is being accreted over the one year term of the Notes using the effective interest rate method.

To September 30, 2010, accretion of the debt discount relative to the 2010 secured convertible notes was equal to $540,740. The Company made the first $170,000 monthly principal repayment in September 2010.

	Face Value	Unamortized Note Discount	Balance at September 30, 2010	Balance at December 31, 2009
2009 Convertible Debenture
Unsecured Convertible Note, 10% interest, due February 28, 2010	$350,000	$-	$-	$203,021

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

During the nine months ended September 30, 2010, the holder converted the principal amount of the debenture into the 2010 secured convertible notes as described above and waived the accrued interest in the amount of $23,589.

	Face Value	Unamortized Note Discount	Balance at September 30, 2010	Balance at December 31, 2009

2009 Secured Debentures
Secured Notes, 30% interest	$135,000	$-	$-	$135,000

In connection with the Debentures, the Company issued a total of 270,000 stock purchase warrants which have a term of two years from the date of issuance. Management estimated the fair value of these warrants to be $60,000 using the Black-Scholes pricing model.

During the nine months ended September 30, 2010, the Company issued 687,305 common shares pursuant to the conversion of the 2009 secured debentures with a face value of $135,000 plus accrued interest of $49,155.

NOTE 5: RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $198,400 (2009 - $190,942) in management fees and $54,000 (2009 - $24,000) in research and development paid to officers and directors during the period;

(b)	recorded $973,977 (2009 - $23,500) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)
incurred $Nil (2009 - $64,850) in interest and finance charges on promissory notes due to related parties during the period, which were settled in connection with an equity issuance effective June 4, 2009;

(d)
incurred $Nil (2009 - $134,218) in interest and finance charges related to an agreement to issue warrants in connection with extending the terms of the promissory notes due to related parties during the period; and

(e)
issued a $nil (2009 - $15,000) secured promissory note bearing interest at 30% per annum and issued 30,000 transferable and registrable share purchase warrants with an exercise price of $0.20 per share for an exercise period of up to two years from the issuance date to a direct family member of an officer of the Company.

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is the amount established and agreed to by the related parties. The Company accounted for the debt settlement transactions with related parties at management’s estimate of fair value.

At September 30, 2010, the Company had amounts owing to directors and officers of $157,479 (September 30, 2009 - $41,100). These amounts were in the normal course of operations. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

On May 4, 2010, the Company issued 687,305 common shares pursuant to the conversion of the 2009 secured debenture with a face value of $135,000 plus accrued interest of approximately $49,155 (refer to Note 4).

Stock Compensation Plan

On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) which supersedes and replaces the 2007 Stock Plan. The 2009 Plan allows for the issuance of up to 10,000,000 common shares. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.

On June 8, 2007, a total of 632,000 stock options were granted, under s 2007 Stock Option plan, at an exercise price of $2.50 per share. The term of these options is ten years. Of the 632,000 options granted, 310,000 vested upon grant, 242,000 vested in one year, 40,000 vested in two years and 40,000 vested in three years. The aggregate fair value of these options was estimated at $1,179,600, or $1.90 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected lives between 2 and 5 years. The earned portion of the value of these options during the three months ended March 31, 2010 was $Nil (2009 - $13,167) which was recorded as stock based management fees.

On October 14, 2009, the Company granted a total of 3,326,000 stock options at an exercise price of $0.97 per share to consultants and management, of which 1,913,000 vested immediately and the remaining 1,413,000 vest in one year. The term of the options is ten years. Additionally, on October 14, 2009, the Company approved the repricing of certain stock options issued to consultants and management. Options with an exercise price of $2.50 were repriced to $0.97 per share and the aggregate fair value of the repriced options is $5,840. The aggregate fair value of the new grants was estimated at $3,192,960, or $0.96 per option, using the Black-Scholes option pricing model with a risk free interest rate of 2.36%, a dividend yield of 0%, an expected volatility of 236%, and an expected life of 5 years. The recognized portion of the value of these options during the nine months ended September 30, 2010 was $339,120 (2009 - $Nil) which was recorded as stock based consulting and management compensation.

On September 7, 2010, the Company granted 250,000 stock options at an exercise price of $0.35 per share to a director of the Company, vesting monthly over a twenty four month period. The term of the options is ten years. The fair value of the new grant was estimated at $47,500, or $0.19 per option, using the Black-Scholes option pricing model with a risk free interest rate of 2.61%, a dividend yield of 0%, an expected volatility of 249.6%, and an expected life of 10 years. The expensed portion of the value of these options during the three months ended September 30, 2010 was $1,979, which was recorded as stock based management compensation.

A summary of the Company’s stock options as of September 30, 2010 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	3,618,000	$0.97	9.60
Issued	250,000	0.35	9.95
Cancelled	-	-	-

Balance, September 30, 2010	3,868,000	$0.93	8.92

A summary of the status of the Company’s unvested options as of September 30, 2010 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2009	1,413,000	$0.97
Granted	250,000	0.19
Vested	(10,417)	0.19
Cancelled	-	-

Unvested, September 30, 2010	1,652,583	$0.84

Share Purchase Warrants

On January 19, 2010, the Company issued 600,000 share purchase warrants to allow the holders to acquire an equivalent number of common shares of the Company, at an exercise price of $0.50 per share for an exercise period of up to three years from the issuance date, and 600,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.60 per share and for an exercise period of up to three years from the issuance date. The warrants were issued pursuant to a consulting services agreement. The fair value of these warrants was determined to be $648,000, using the Black-Scholes option pricing model with an expected life of 3 years, a risk free interest rate of 1.38%, a dividend yield of 0%, and an expected volatility of 235%.

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

A summary of the Company’s stock purchase warrants as of September 30, 2010 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	4,112,800	$1.19	3.71
Issued	21,200,000	0.32	3.28
Exercised, cancelled or expired	(444,500)	1.22	-

Balance, September 30, 2010	24,868,300	$0.44	3.49

NOTE 7: SUPPLEMENTAL CASH FLOW INFORMATION

As of September 30, 2010, the prepaid portion of the fair value of shares issued pursuant to consulting services agreements was $nil (December 31, 2009 - $214,501).

During the nine months ended September 30, 2010, $100,000 of accounts payable was settled by the issuance of 750,000 share purchase warrants, exercisable at  $0.50 per share for a 5 year period (refer to Note 6).

During the nine months ended September 30, 2010, $90,412 of accounts payable was settled by the issuance of 361,647 restricted common shares at a deemed price of $0.25 per share (refer to Note 6).

Pursuant to a consulting arrangement entered into during the period, the Company issued 600,000 share purchase warrants with an exercise price of $0.50 per share and 600,000 share purchase warrants with an excercise price of $0.60 per share exercisable for a three year period (refer to Note 6).

See Notes 5 and 8 for additional disclosure on non-cash transactions.

	Nine Months Ended September 30,
	2010	2009

Interest paid	$-	$-
Income taxes paid	$-	$-

NOTE 8: CONTINGENCY AND COMMITMENTS

Contingency

The Company has not filed income tax returns for several years in certain operating jurisdictions, and may be subject to possible compliance penalties and interest. Management is currently not able to make a reliably measurable provision for possible liability for penalties and interest, if any, at this time. The Company may be liable for such amounts upon assessment. Penalties and interest, if assessed in the future, will be recorded in the period such amounts are determinable.

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

Under a resolution dated September 7, 2010, the Company had agreed to compensate a director for their services by the payment of a $50,000 bonus from a future financing.

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

The Company has obligations under various agreements through December 31, 2013. The aggregate minimum annual payments for the years ending December 31 are as follows:

2010	$125,000
2011	513,825
2012	445,500
2013	25,000
$1,109,947

NOTE 9: SUBSEQUENT EVENTS

Management is negotiating with potential investors and the note holders to ensure that additional financing is made available and that we do not default on the secured convertible notes.

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

As used in this quarterly report: (i) the terms “we”, “us”, “our”, “TapImmune” and the “Company” mean TapImmune, Inc. and its wholly owned subsidiary, GeneMax Pharmaceuticals Inc. which wholly owns GeneMax Pharmaceuticals Canada Inc., unless the context otherwise requires; (ii) “SEC” refers to the Securities and Exchange Commission; (iii) “Securities Act” refers to the Securities Act of 1933, as amended; (iv) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and nine months ended September 30, 2010 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2009 and other filings that we have made with the SEC.

Overview
We are a biotechnology company whose strategic vision is to develop and market products specializing in the application of discoveries in cellular and molecular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer and prevention of infectious diseases. Our core technologies are based on an understanding of the function of a protein pump known as “TAP”, which is located within cells and which is essential to the processing of foreign (microbial) or autologous antigens, and subsequent presentation to the immune system for eradication of the cancer or infected cell. In addition, through strategic partnerships, we plan to license additional technologies that are synergistic to TAP. We currently have none of our product candidates on the market and are focusing on the development and testing of our product candidates.

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

TapImmune’s Target Market Strategy
With the required funding in place, we will support and expand on our key infectious disease partnerships, including Aeras TB Foundation and the Mayo Clinic. We will also continue product development in oncology either alone as  well as with strategic partners including the Mayo Clinic where we expect to have a Phase 1 Breast Cancer clinical trial initiated in early 2011. Cancer encompasses a large number of diseases that affect many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers. Research & Markets (Global Vaccine Market Outlook 2007 – 2010) estimated that the market for cancer vaccines could reach approximately $6 billion in 2010. IMS has estimated that the cancer market will mushroom from $48 billion to $75 billion in 2012 with biopharma companies anticipating that cancer vaccines will grab a large slice of the market (Fierch Biotech, March 23, 2010). The goal of TapImmune management is to have the FDA approve our cancer vaccines within the next few years so that we can secure a portion of this market.

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

Infectious Disease Application for “TAP” Adjuvant
TapImmune plans to develop or license out our technology for the creation of enhanced viral vaccines, such as for smallpox and others, based on our findings that TAP can augment immune responses. We have presented data showing that increasing TAP expression in TAP-competent antigen presenting cells (APCs) and/or virus infected cells increases the antigenic peptide associated with MHC class I expression on the cell surface, and leads to increased specific T cell-mediated immune responses. We believe this technology can add great value to the creation of new vaccines and enhance those that already exist. Our collaboration with Aeras TB Foundation and Mayo Clinic is evidence of this, and we will continue to pursue additional partnerships and collaborations as a key strategy to expand our R&D program to optimize resources and to reduce costs and development times.

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

Effective August 7, 2008, we negotiated an amended license agreement for the use of Crucell’s adenovirus technology. We are required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at September 30, 2010, we have accrued $119,080 (€87,500) under the amended agreement.

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

Mayo Clinic HER2/neo Breast Cancer Vaccine
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

2008 and 2009 were very challenging years in the capital markets. We have been able to secure over $2,000,000 enabling us to complete our restructure, ensure our important patent work continued along and pursue our business development initiatives. These initiatives resulted in a collaboration agreement with Aeras Global Tuberculosis Foundation, a new license agreement with Crucell Holland and two development and license partnership with the Mayo Clinic, (Rochester MN) giving us the opportunity to advance multiple product candidates to the market.

We are extremely pleased that these world class institutions and leading individuals recently added to our board and advisory board have identified the uniqueness and the potential of our technology platform and the opportunities we are pursuing.

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

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We are a development stage company. We recorded a net loss of $1,148,000 during the three months ended September 30, 2010 compared to net loss of $791,000 for the three months ended September 30, 2009.

Operating costs increased to $1,176,000 during the three months ended September 30, 2010 compared to $748,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees decrerased to $28,000 during the three months ended September 30, 2010 compared to $87,000 during the prior period, due primarily to business development services relating to debt restructuring that were in place during the prior period.

•
Consulting compensation – stock-based increased to $70,000 during the three months ended September 30, 2010 from $28,000 during the prior period. The current period expense consists of the fair value of option, stock and warrant grants earned during the period.

•
General and administrative expenses increased to $33,000 in the three months ended September 30, 2010 from $13,000 in the prior period, with the increase resulting primarily from a higher investor relations and travel related activities in the current period.

•
Interest and finance charges increased to $401,000 during the three months ended September 30, 2010 from $320,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with convertible debentures and promissory notes, respectively.

•
Management fees decreased to $54,000 during the three months ended September 30, 2010 from $63,000 during the prior period. Our Board of Directors and management were reorganized during the prior year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

•
Management compensation – stock-based increased to $326,000 during the three months ended September 30, 2010 from $nil during the prior period. The current period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $171,000 during the three months ended September 30, 2010 from $213,000 during the prior period, due to significant activity relating to financing and debt restructuring in the prior period.

•
Research and development increased to $94,000 during the three months ended September 30, 2010 from $25,000 during the prior period. The increase in expense in the current period is due to an option fee payment for licensing technology made to Mayo Foundation for education. Also, our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer has been allocated to research and development.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

We recorded a net loss of $4,079,000 during the nine months ended September 30, 2010 compared to a net loss of $1,128,000 for the nine months ended September 30, 2009.

Operating costs increased to $4,129,000 during the nine months ended September 30, 2010 compared to $1,689,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees decreased to $131,000 during the nine months ended September 30, 2010 from $320,000 during the prior period, due primarily to business development services relating to debt restructuring that were in place during the prior period.

•
Consulting compensation – stock-based increased to $1,142,000 during the nine months ended September 30, 2010 from $27,500 during the prior period. The current period expense consists of the fair value of option, stock and warrant grants earned during the period.

•
General and administrative expenses increased to $143,000 in the nine months ended September 30, 2010 from $54,000 in the prior period, with the increase resulting primarily from a higher investor relations activities in the current period.

•
Interest and finance charges increased to $713,000 during the nine months ended September 30, 2010 from $577,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with convertible debentures and promissory notes, respectively.

•
Management fees increased slightly to $198,000 during the nine months ended September 30, 2010 from $191,000 during the prior period. Our Board of Directors and management were reorganized during the prior year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

•
Management compensation – stock-based increased to $974,000 during the nine months ended September 30, 2010 from $24,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees increased to $585,000 during the nine months ended September 30, 2010 from $463,000 during the prior period due to significant activity relating to financing and debt restructuring in the current period].

•
Research and development increased to $243,000 during the nine months ended September 30, 2010 from $29,000 during the prior period. The increase in expense in the current period is due to an option fee payment for licensing technology made to Mayo Foundation for education. Also, our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer has been allocated to research and development.

Liquidity and Capital Resources

Since inception, we have continued to incur development related expenses which have resulted in the accumulation of a substantial deficit during the development stage. We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

As of September 30, 2010, we had total assets of $146,000, total liabilities of $1,303,000 and a deficit of $29,354,000 accumulated during the development stage. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in financing activities section below.

Cash and Working Capital
We had cash and cash equivalents of $145,000 as of September 30, 2010, compared to cash of $141,000 at December 31, 2009 and $46,000 at September 30, 2009. We had working capital deficiency of $1,157,000 as of September 30, 2010, compared to a working capital deficiency of $629,000 as of December 31, 2009 and working capital deficiency of $760,000 as of September 30, 2009.

Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2010 was $850,000 compared to $690,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures increased during the current period due to higher legal fees associated with debt and note settlement, a new agreement with Mayo Foundation, higher non-cash stock-based management fee and higher consulting fees for investor relation services provided by Financial Insights offset by lower consulting fee.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2010 was $Nil compared to $Nil during the prior period.

Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2010 was $854,000 compared to $735,000 during the prior period. Current period financing consisted of advances from related parties and proceeds from convertible notes and prior period financing included proceeds from the same sources in addition to advances from notes and loans payable and equity.

At September 30, 2010, we had 3,868,000 stock options and 24,868,300 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.93 per share, with the warrants having a weighted average exercise price of $0.45 per share. Accordingly, as of September 30, 2010, the outstanding options and warrants represented a total of 28,736,300 shares issuable for proceeds of approximately $14,788,000, if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised or that those warrants that contain a cashless exercise provision will not be exercised on a cashless basis.

As of September 30, 2010, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

As of September 30, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at September 30, 2010 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the nine months ended September 30, 2010, but management is most concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TAPIMMUNE, INC.
/s/ Glynn Wilson ________________________________
Glynn Wilson Chairman and Principal Executive Officer Date: November 19, 2010.
/s/ Denis Corin __________________________________
Denis Corin Chief Financial Officer and Acting Principal Accounting Officer Date: November 19, 2010.