Form 10-K
period 2010-12-31
TAPIMMUNE INC
filed 2011-04-18
CIK 1094038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-27239

TAPIMMUNE INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0277072
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

2815 Eastlake Avenue East, Suite 300 Seattle, Washington	98102
(Address of Principal Executive Offices)	(Zip Code)

(206) 336-5560
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

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of June 30, 2010 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $3,815,464.

The registrant had 45,452,099 shares of common stock outstanding as of April 15, 2011.
__________

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

__________

ii

__________

iii

PART I

ITEM 1.BUSINESS

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

TapImmune’s Target Market and Strategy

With the required funding in place, we will support and expand on our key infectious disease partnerships, including our collaboration efforts with the Mayo Clinic and Aeras TB Foundation. We will also continue product development in oncology both alone and with corporate partners and collaborators including the Mayo Clinic for HER2/neu positive Breast Cancer. Cancer encompasses a large number of diseases that affect many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers. Research & Markets (Global Vaccine Market Outlook 2007 – 2010) estimated that the market for cancer vaccines could reach approximately $6 billion in 2010. IMS has estimated that the cancer market will mushroom from $48 billion to $75 billion in 2012 with biopharma companies anticipating that cancer vaccines will grab a large slice of the market (Fierch Biotech, March 23, 2010). The goal of TapImmune management is to have the FDA approve our cancer vaccines within the next few years so that we can secure a portion of this market.

Management also believes that our prophylactic vaccine adjuvant will improve the creation of new vaccines and enhance the efficacy of current vaccines in the treatment of infectious disease. It will be a key business development strategy to pursue additional partnerships and joint research and development ventures with vaccine manufacturers and pharmaceutical companies to bring new and improved vaccines to market. This strategy includes the development of vaccines for pandemic diseases and for bioterrorism threats. The market for prophylactic vaccines is around $6 Billion and is expected to reach $11 billion in 2010 (Frost & Sullivan). Management believes that our adjuvant will increase the potency of many of the currently available vaccines and lead to the creation of better, more effective new vaccines, thereby allowing us to participate in this large market through novel new products and in combination with existing vaccines.

Research and Development Efforts

We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology and synergistic technologies from the Mayo Clinic for which TapImmune has Exclusive Options to License. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements. Our first generation TAP vaccines that have been used in animal preclinical studies are based on insertion of TAP genes into a proprietary modified adenovirus vector.. We also plan to develop gene expression vectors that can deliver plasmid DNA encoding TAP. We have an opportunity to take advantage of our potential partners’ capabilities while reducing our overhead costs. Our relationship with the University of British Columbia (“UBC”) allowed us to conduct contract research and development by employing highly skilled scientists at UBC. The research and development team performed the basic research on the biological function of TAP and related licensed technology as well as preclinical animal studies in cancer and infectious diseases. Moving into the development phase, we plan to work closely with our collaborators and use their extensive facilities, infrastructure and resources to initiate clinical work. We have initiated discussions with a qualified CRO (contract research organization), with specialist expertise in viral vectors, for the production of clinical grade vaccine products to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices (“GMP”) and Good Laboratory Practices (“GLP”) certification. We will also plan to rely on partnership with Aeras to demonstrate the use of TAP in a new TB vaccine candidate. Second generation vaccines using TAP-encoding DNA plasmids will also be developed.

Products and Technology in Development

TAP Cancer Vaccine

Research on our TAP Cancer Vaccine was conducted at the UBC Biomedical Research Centre under an agreement we refer to in this Annual Report as our “Collaborative Research Agreement”. This therapeutic cancer vaccine candidate, to be tested in preclinical toxicology studies, will, if successfully developed, include the patented use of the TAP-1 gene to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells. The TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

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

Phase I Human Clinical Trials
Management believes that, subject to the completion of remaining pre-clinical work in 2011and financing, estimated at approximately $5,000,000, the Phase I human clinical trials could commence at the start of 2012. The Phase I human clinical trials will be designed to provide data on the safety of the TAP Cancer Vaccine when used alone or as a component of a cancer vaccine in humans. If the latter strategy is employed the clinical trial design and specific cancer indication will be dependent upon the collaboration.

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

Effective August 7, 2008, we negotiated an amended license agreement for the use of Crucell’s adenovirus technology. We are required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at December 31, 2010, we have accrued $141,761 (€106,250) under the amended agreement.

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

Mayo Foundation for Medical Education and Research
On May 26, 2010 we signed a Technology Option Agreement with the Mayo Foundation for Medical Education and Research, Rochester, MN, for the evaluation of HER2/neu peptide epitopes as antigens for a breast cancer vaccine. The agreement grants TapImmune and exclusive worldwide option to become the exclusive licensee of the technology.

On July 24, 2010, we signed a Research and Technology License Option Agreement with the Mayo Foundation for Medical Education and Research, Rochester, MN, to evaluate novel smallpox peptide antigens. The Agreement grants TapImmune an exclusive worldwide option to become the exclusive licensee of the smallpox vaccine technology after research studies have been completed under the terms of the agreement.

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

On August 8th 2011 the U.S. Patent and Trademark Office (USPTO) has issued a Notice of Allowance for U.S. patent application number 20100303894 entitled “POXVIRIDAE TREATMENT”.  U.S. Patent Application Serial No. 12/474,331  Title:  POX VIRIDAE TREATMENT Inventor:  Jefferies et al.

This patent claims a vaccine composition containing TAP-1 and/or TAP-2 to augment the antigen processing capability of infected cells and hence their immunogenicity. The composition may be used alone or as an adjuvant with a pox antigen-based vaccine, especially in the treatment or prophylaxis of viral infections such as smallpox.

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

Management believes that the following companies, which are developing various types of similar immunotherapies and therapeutic cancer vaccines to treat cancer, could be our major competitors: CellGenSys Inc., Dendreon Corp., Genzyme Molecular Oncology, Immune Design, Oncothyreon, Celldex, BN Immunotherapeutics, Apthera and Transgene S.A.

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

Employees

Dr. Glynn Wilson is our Chief Executive Officer and Principal Executive Officer, Mr. Denis Corin is our President, and Acting Chief Financial Officer and Acting Principal Accounting Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing and consultant service agreements. As of December 31, 2010, we did not have any payroll or regular employees.

ITEM 1A.RISK FACTORS

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We do not own any real estate or other properties. Our registered office is located at 2815 Eastlake Ave East, Seattle, WA 98012. We rent office space at this address and have a yearly lease renewable on July 5, 2011.

ITEM 3.LEGAL PROCEEDINGS

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

ITEM 4.(REMOVED AND RESERVED)

Not Applicable.

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

	High Bid	Low Bid

Fiscal Year 2011
March 31, 2011	$0.30	$0.165

Fiscal Year 2010
December 31, 2010	$0.19	$0.13
September 30, 2010	$0.21	$0.11
June 30, 2010	$0.29	$0.21
March 31, 2010	$0.70	$0.23

Fiscal Year 2009
December 31, 2009	$1.56	$0.42
September 30, 2009	$2.60	$0.83
June 30, 2009	$0.80	$0.11
March 31, 2009	$2.00	$0.20

The last reported sales price for our shares on the OTCBB as of April 11, 2011, was $0.34 per share. As of April 11, 2011, we had 428 shareholders of record.

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

Effective February 21, 2010, we amended our Articles of Incorporation to increase our authorized share capital from 55 million authorized shares, consisting of 50 million shares of common stock and 5 million shares of preferred stock, to 155,000,000 million authorized shares, consisting of 150,000,000 million shares of common stock and 5 million shares of preferred stock.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Compensation Plans

The following table sets forth information as of December 31, 2010:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
(a) Equity compensation plans approved by security holders	Nil	Nil	Nil
(b) Equity compensation plans not approved by security holders	3,272,000(1)	$0.92	6,728,000
	3,272,000(1)	$0.92	6,728,000

(1)  The plan under which these shares were issued was approved by the Board of Directors and the shareholders in 2009 but did not come into effect until February 22, 2010.

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

As of the date of this annual report, there are an aggregate of 4,258,000 stock options granted and outstanding.

Warrants

As of the date of this annual report, there are an aggregate of 24,868,300 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities
On Feb 21, 2010, the company entered into a one year consulting agreement for business consulting services for 240,000 restricted common shares and a commitment to issue an additional 80,000 shares per month from the 4th through the 12th month.

On Feb 21, 2010, the company entered into a one year consulting agreement for business consulting services for 240,000 restricted common shares and a commitment to issue an additional 80,000 shares per month from the 4th through the 12th month.

On Jan 6, 2010 the Company entered into a one year consulting agreement for 500,000 restricted shares of the Company’s common stock.

On March 15, 2010, the company entered into a management consulting agreement for business consulting services for 500,000 restricted common shares.

On Jan 20, 2011, the company entered into a consulting agreement for business and financing consulting services for  350,000 restricted common shares.

During the first quarter of 2010, the company settled approximately $500,000 of debt converted into approximately 3,700,000 shares of common stock.

On May 17, 2010, we entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Notes (the “2010 Notes”) with a final maturity date of May 24, 2011 with a face amount of $1,530,000 and convertible into 6,375,000 shares of our common stock. In connection with the issuance of the 2010 Notes, we also issued the holders of such 2010 Notes Series A Warrants exercisable into 6,375,000 shares of common stock, Series B Warrants exercisable into 5,100,000 shares of common stock and Series C Warrants exercisable into 6,375,000 shares of common stock.

 We also entered into a Security Agreement (the “2010 Security Agreement”) to secure payment and performance of our obligations under the 2010 Notes pursuant to which we granted the investors a security interest in all of its assets.

On February 24, 2011, we entered into a securities purchase agreement with accredited investors to place $1,159,413 of Secured Convertible Notes (the “February 2011 Notes”) which mature February 24, 2014. $25,000 of the February 2011 Notes was issued to a family member of an officer and director of the Company. The February 2011 Notes bear interest at the rate of 10% per annum, which in the case of a default increases to 20% per annum. Interest is due and payable at the end of each three month period, starting three months from their issuance.

One year after the issuance of the February 2011 Notes, we may elect to prepay a portion of the principle. If we make such an election, the holders may elect to receive such prepayment in cash or in shares of the Company’s common stock or in a combination thereof. One year after the issuance of the February 2011 Notes, a note holder may elect convert a portion or all of such 2011 Note at $0.15 per share.

Consideration received for the February 2011 Notes consisted of $919,413 in cash and rolling in $240,000 of consideration from the 2010 Notes (See below).

In connection with the issuance of the February 2011 Notes, we issued 2,318,826 warrants, exercisable into common stock at $0.25 with five year terms. We may force the exercise of the warrants at any time that the average VWAP of the Company’s common stock over the prior ten trading days is greater than $0.50, the average daily dollar volume of the Company’s common stock sold over those ten trading days is greater than $25,000 and there is an effective registration statement covering the resale of the shares underlying the warrants.

We also entered into a Security Agreement to secure payment and performance of its obligations under the 2011 Notes pursuant to which we granted the investors a security interest in all of its assets not otherwise encumbered.

In February 2011, we negotiated an early settlement of $640,000 of the outstanding 2010 Secured Convertible Notes (“the 2010 Notes”). Pursuant to the settlement agreement, we paid $480,000 in cash, issued $240,000 in February 2011 Notes and retired 4,000,000 Series A Warrants, 3,200,000 Series B Warrants and 4,000,000 Series C Warrants. Under the agreement, those holders released the Company from the remaining obligations under the securities purchase agreement entered into during fiscal year 2010, the 2010 security agreement and other documents related to the issuance of the 2010 Notes.

In addition, we entered into an exchange agreement to settle $83,333 of the 2010 Notes and retire 625,000 Series A Warrants, 500,000 Series B Warrants and 625,000 Series C Warrants of the Company by issuing to the 2010 Note holder 641,023 shares of Common Stock in accordance with the terms thereof and a warrant, to purchase up to 250,000 shares of Common Stock.

We has also entered into an agreement to early settle the remaining $233,333 of the 2010 Notes in exchange for 2,048,578 common shares, a warrant to purchase 1,000,000 shares of common stock and a new April 2011 Note for $25,000. On closing we expect to retire the outstanding 4,900,000 warrants related to the 2010 Note. The transaction has not closed as at the date of the financial statements, as it’s contingent upon the Company securing  issue date.

On April 12, 2011 we sold Convertible Notes (the “April 2011 Notes”) to accredited investors with a final maturity date of April 12, 2014 and a face amount of $165,000. The April Notes bear interest at the rate of 10% per year which, in the case of a default, increases to 20% per annum. The principal is due on the third anniversary of the April 2011 Notes and interest is due on the April 2011 Notes every three months starting three months from their issuance. One year after the issuance of the April Notes, we may elect to prepay a portion of all of the April Notes. If we make such an election, the holders of the April 2011 Notes may elect to receive such prepayment in cash, in shares of our common stock or in a combination thereof. One year after the issuance of the April 2011 Notes, a holder of an April 2011 Note may elect to convert a portion or all of such April 211Note at $0.15 per share.

We also entered into a Security Agreement to secure payment and performance of our obligations under the April 2011 Notes pursuant to which we granted the investors a security interest in all of our assets.

On April 14, 2011 we sold 27,000 Units for an aggregate of $81,000 where each “Unit” was sold at a per-Unit price of $3.00 and consists of 20 shares of common stock and 6 warrants to purchase 6 shares of our common stock at an exercise price of $0.38 for a term of 24 months. The Units do not provide purchasers with registration rights.

We issued the equity securities described in this section in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2010 and for the period from inception (July 27, 1999) to December 31, 2010 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Plan of Operations
Management believes that as a result of restructuring and recent financings and along with our exclusive Licensing Option agreement with the Mayo Clinic in Rochester, Minnesota, for the clinical development of a vaccine technology to treat HER-2/neu positive breast cancer we expect that an IND for the commencement of Phase 1 clinical trials will be filed in the near future.

The technology entering the clinic targets a novel set of HER-2/neu antigens discovered in breast cancer patients with pre-existent immunity to these antigens (Clinical Cancer Research 16[3]:825-34, 2010). This technology complements TapImmune’s TAP technology that we envision as part of a final vaccine product. This technology is currently completing preclinical development. Currently, Herceptin® (trastuzumab: an intravenously delivered monoclonal antibody) is used in the treatment of HER-2/neu breast cancer. Sales of this product in 2009 were approximately US$5 billion (source: Roche AG’s Pharmaceutical Division). As our vaccine approach has the potential to treat a broader HER-2/neu positive clinical population, the market potential is significant.

In August 2010, we announced a second Research and Technology License Option Agreement with the Mayo Clinic, Rochester, MN, for the development of a new smallpox vaccine. Research in progress in the laboratories of Gregory Poland M.D., at the Mayo Clinic will select the most potent peptide antigens against the smallpox virus for combination with our TAP technology. In preclinical studies (Plos Pathogens 1: 289-98, 2005) our TAP technology improved the efficacy of a vaccinia virus vaccine by over a 100 fold. TapImmune believes that its approach provides the potential for development of a vaccine against smallpox that has broader application, is more cost effective and has a better shelf-life than existing viral-based products.

TapImmune plans to evaluate its TAP technology for improving the efficacy of vaccines designed to combat a range of additional viral threats in the biodefense and infectious disease field. To expand its technology platform TapImmune also plans additional partnerships for the development of DNA plasmid expression vectors that can deliver TAP genes into target cells.

Over the past 12 months TapImmune has completed financings in excess of $2 million that have enabled the company to continue to grow its technology platform including those through collaborative projects and expand as well as protect its IP portfolio.

We have made significant progress in the last 12 months with the establishment of excellent research and development collaborations and the recruitment of world-class advisors to help guide our technical and commercial programs. As we start our clinical programs we expect to reach a number of important milestones in 2011 in both cancer and infectious disease.

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

Results of Operations

The following table sets out our consolidated losses for the periods indicated and reflects the audited restated December 31, 2009 numbers (See Note 1(A) in the Financial Statements) as referenced by our Form 8-K filed April 6,  2011:
	Year Ended December 31, 2010	(Restated) (Note 1(A)) Year Ended December 31, 2009	Period from July 27, 1999 (inception) to December 31, 2010

EXPENSES
Consulting	$88,231	$552,339	$1,859,437
Consulting, stock-based (Note 8)	1,200,736	506,042	4,992,553
Depreciation	-	3,741	213,227
General and administrative	203,066	85,146	2,611,522
Interest and financing charges (Notes 6 and 7)	1,242,978	1,188,934	5,153,581
Management fees (Note 7)	329,177	260,242	2,523,654
Management fees, stock-based (Notes 7 and 8)	1,087,915	2,019,660	3,934,965
Professional fees	742,338	673,227	4,056,787
Research and development (Note 7)	290,048	93,041	5,707,440
Research and development, stock-based	-	-	612,000
	5,184,489	5,382,372	31,665,166
NET LOSS BEFORE OTHER ITEMS	(5,184,489)	(5,382,372)	(31,665,166)
OTHER ITEMS
Foreign exchange	(1,237)	(38,069)	43,353
Changes in fair value of derivative liabilities (Note 4)	1,686,236	-	1,686,236
Loss on debt financing (Note 5)	(1,644,750)	-	(1,644,750)
Gain on settlement of debt (Note 8)	53,589	194,287	420,886
Interest income	-	2,814	33,344
Loss on disposal of assets	-	(5,399)	(5,399)
NET LOSS	$(5,090,651)	$(5,228,739)	$(31,131,496)

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
We are a development stage company. We recorded a net loss of $5,090,651 during the year ended December 31, 2010 compared to $5,228,739 for the year ended December 31, 2009.

Operating Expenses
Operating expenses incurred during the fiscal year ended December 31, 2010 were $5,184,489 compared to $5,382,372 in the prior year. Significant changes and expenditures are outlined as follows:

•
Consulting fees were $88,231 during the fiscal year ended December 31, 2010 compared to $552,339 during the prior fiscal year. The decrease was due primarily to absence of business development services including those relating to financing and debt restructuring that were in place during the prior period.

•
Stock-based consulting fees were $1,200,736 in the year ended December 31, 2010 compared to $506,042 in the prior year. The current and prior year charges result from the fair valuation of shares issued to consultants and options granted to or earned by consultants during such periods.

•
General and administrative expenses were $203,066 in the year ended December 31, 2010 compared to $85,146 in the prior year, with the increase resulting primarily from increased investor relations and travel expenses.

•
Interest and finance charges were $1,242,978 during the fiscal year ended December 31, 2010 compared to $1,188,934 during the prior fiscal year. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with convertible notes.

•
Management fees were $329,177 in the year ended December 31, 2010 compared to $260,242 in the prior year, with the difference resulting primarily from a change in executive compensation during the second half of the prior year and additional directors’ fees during the current year. Additionally, our Board of Directors and management were reorganized last year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

•
Management compensation – stock-based were $1,087,915 in the year ended December 31, 2010 compared to $2,019,660 in the prior year. The current and prior year charges result from the fair valuation of options granted to management that were earned during the period.

•
Professional fees were $742,338 in the year ended December 31, 2010 compared to $284,288 in the prior year. The increase from the prior year results from significant activity relating to debt restructuring and continuing patent applications in the current year.

•
Research and development costs during the fiscal year ended December 31, 2010 were $290,048 compared to $93,041 during the prior fiscal year. The increase results from research and consulting service agreements in effect with Crucell and Mayo Foundation during the current fiscal year. Our Board of Directors and management were reorganized during the year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

During the fiscal year ended December 31, 2010, we recorded a net gain on settlement of debt of $53,589 from $194,287 in the prior year. The current year gain was recognized due to write off of accrued interest charges and credit received for consulting services compared to retirement of debt and obligations through conversion to equity and debt settlement arrangements with creditors in the last fiscal year. Foreign exchange loss decreased to $1,237 during the fiscal year ended December 31, 2010 from a loss of $38,069 in the prior year. Interest income was $nil during the fiscal year ended December 31, 2010 compared to $2,814 in the prior year. Loss on disposal of assets decreased to $nil during the fiscal year ended December 31, 2010 from $Nil in the prior year.

Our net loss for the year ended December 31, 2010 was $5,090,651 or ($0.13) per share, compared to a net loss of $5,228,739 or ($0.27) per share in the prior period. The weighted average number of shares outstanding was 39,803,173 for the year ended December 31, 2010 compared to 19,704,002 for the prior year.

Liquidity and Capital Resources
The following table sets forth our cash and working capital as of December 31, 2009 and 2008:

	December 31, 2010	December 31, 2009

Cash reserves	$23,516	$141,431
Working capital (deficit)	$(3,272,489)	$(629,388)

Subject to the availability of additional financing, we intend to spend approximately $5,000,000 over the next twelve months in carrying out our plan of operations. At December 31, 2010, we had $23,516 of cash on hand and a working capital deficit of $3,372,489. As such, our working capital at December 31, 2010 will not be sufficient to enable us to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. We anticipate that we will require additional funding of approximately $5,000,000. Our management is currently making significant efforts to secure the needed financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Going Concern
We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2010, we had accumulated losses of $31,131,496 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used in Operating Activities
Operating activities in the year ended December 31, 2010 used cash of $925,041 compared to $1,121,726 in the year ended December 31, 2009. Operating activities in the period from inception on July 27, 1999 to December 31, 2019 used cash of $13,544,563. Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting fees, management fees, professional fees and research and development.

Net Cash Used in Investing Activities
In the year ended December 31, 2010, investing activities provided cash of $nil compared to $204,747 in the year ended December 31, 2009. In the period from inception on July 27, 1999 to December 31, 2010 investing activities provided cash of $204,747.

Net Cash Provided by Financing Activities
As we have had no revenues since inception, we have financed our operations primarily through private placements of our stock. Financing activities in the year ended December 31, 2010 provided cash of $807,126 compared to $1,262,170 in the year ended December 31, 2009. In the period from inception on July 27, 1999 to December 31, 2010 financing activities provided net cash of $13,363,332 primarily from the sale of our equity securities.

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

See Note 2 of our consolidated financial statements for our year ended December 31, 2010 for a summary of significant accounting policies.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.FINANCIAL STATEMENTS

TAPIMMUNE INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TapImmune Inc.

We have audited the accompanying consolidated balance sheets of TapImmune Inc.(a development stage company)  as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 2010 and 2009 and the period from July 27, 1999 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of TapImmue Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and the period from July 27,1999 (inception) through December 31, 2010  in conformity with accounting principles generally accepted in the United States of America.

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
/S/ DALE MATHESON CARR-HILTON LABONTE LLP
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 15, 2011

Vancouver                     Suite 1500 -1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 • Fax: 604 689 2778 - Main Reception

South Surrey                Suite 301 - 1656 Martin Drive, White Rock, B.C., Canada V4A 6E7, Tel: 604 531 1154 • Fax: 604 538 2613

Port Coquitlam             Suite 700 - 2755 Lougheed Highway, Port Coquitlam, B.C., Canada V3B 5Y9, Tel; 604 941 8266 • Fax: 604 941 0971

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	(Restated) (Note 1(A)) December 31, 2009

ASSETS
Current Assets
Cash	$23,516	$141,431
Due from government agency	1,083	1,033
Prepaid expenses and deposits	700	214,501
Deferred financing costs (Note 5)	91,134	-

	$116,433	$356,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 11)	$809,292	$586,556
Research agreement obligations (Note 3)	141,761	45,676
Derivative liability – conversion option (Note 4)	175,389	-
Derivative liability – warrants (Note 4)	1,225,125	-
Convertible note payable (Note 5)	353,050	203,021
Loans payable (Note 6)	425,000	-
Notes payable and secured loan (Note 5)	-	135,000
Due to related parties (Note 7)	259,305	16,100
	3,388,922	986,353

Stockholders’ Deficit
Capital stock (Note 8)
Common stock, $0.001 par value, 150,000,000 shares authorized
40,256,027 shares issued and outstanding (2009 – 38,361,674)	40,256	38,362
Additional paid-in capital	27,844,666	24,919,088
Shares and warrants to be issued	34,980	513,733
Deficit accumulated during the development stage	(31,131,496)	(26,040,845)
Accumulated other comprehensive loss	(60,895)	(59,726)
	(3,272,489)	(629,388)

	$116,433	$356,965

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5, 6 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	(Restated) (Note 1(A)) Year Ended December 31, 2009	Period from July 27, 1999 (inception) to December 31, 2010

EXPENSES
Consulting	$88,231	$552,339	$1,859,437
Consulting, stock-based (Note 8)	1,200,736	506,042	4,992,553
Depreciation	-	3,741	213,227
General and administrative	203,066	85,146	2,611,522
Interest and financing charges (Notes 6 and 7)	1,242,978	1,188,934	5,153,581
Management fees (Note 7)	329,177	260,242	2,523,654
Management fees, stock-based (Notes 7 and 8)	1,087,915	2,019,660	3,934,965
Professional fees	742,338	673,227	4,056,787
Research and development (Note 7)	290,048	93,041	5,707,440
Research and development, stock-based	-	-	612,000
	5,184,489	5,382,372	31,665,166
NET LOSS BEFORE OTHER ITEMS	(5,184,489)	(5,382,372)	(31,665,166)
OTHER ITEMS
Foreign exchange	(1,237)	(38,069)	43,353
Changes in fair value of derivative liabilities (Note 4)	1,686,236	-	1,686,236
Loss on debt financing (Note 5)	(1,644,750)	-	(1,644,750)
Gain on settlement of debt (Notes 1(A) and 8)	53,589	194,287	420,886
Interest income	-	2,814	33,344
Loss on disposal of assets	-	(5,399)	(5,399)
NET LOSS	$(5,090,651)	$(5,228,739)	$(31,131,496)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	39,803,173	19,704,002

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2010

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
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2010

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
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2010

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
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2010

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

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Net loss	-	-	-	-	(2,195,939)	-	(2,195,939)
Balance, December 31, 2008	2,414,983	24,150	17,500,559	323,750	(20,812,106)	(59,726)	(3,023,373)
Reverse split recapitalization adjustment (rounding) in July 2009	118	(21,735)	21,735	-	-	-	-
Issued for cash
- at $0.80 per share in November 2009	875,000	875	699,125	-	-	-	700,000
Issued at fair value pursuant to service agreements in August 2009	25,000	25	27,475	-	-	-	27,500
Issued at fair value pursuant to debt settlement agreements in July 2009	33,812,065	33,812	2,044,580	-	-	-	2,078,392
Issued on the exercise of warrants in August and November 2009	1,234,508	1,235	241,515	-	-	-	242,750
Stock based compensation in October 2009	-	-	2,091,900	-	-	-	2,091,900
Fair value of warrants issued in February , May and June 2009 in connection with promissory notes	-	-	725,669	(300,350)	-	-	425,319
Fair value of warrants issued in August and October 2009 in connection with convertible notes	-	-	425,491	-	-	-	425,491
Fair value of warrants issued in December 2009 pursuant to service agreements	-	-	374,270	-	-	-	374,270
Settlement of debt with related parties	-	-	766,769	-	-	-	766,769
Obligation to issue shares at fair value pursuant to service agreements in December 2009	-	-	-	246,533	-	-	246,533
Obligation to issue shares at fair value pursuant to debt settlement agreements in September 2009	-	-	-	243,800	-	-	243,800
Net loss	-	-	-	-	(5,228,739)	-	(5,228,739)
Balance, December 31, 2009 (Note 1(A))	38,361,674	$38,362	$24,919,088	$513,733	$(26,040,845)	$(59,726)	$(629,388)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Notes converted into shares	952,305	952	427,003	(243,800)	-	-	184,155
Stock based compensation in 2010	-	-	1,385,229	-	-	-	1,385,229
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	28,220	-	-	28,220
Issued at fair value pursuant to debt settlement agreements	361,648	372	190,040	-	-	-	190,412
Issued at fair value pursuant to service agreements	570,000	570	275,306	(263,173)	-	-	12,703
Untraceable shares reissued	10,400	-	-	-	-	-	-
Fair value of warrants issued pursuant to service agreements	-	-	648,000	-	-	-	648,000
Foreign exchange translation adjustment	-	-	-	-	-	(1,169)	(1,169)
Net loss	-	-	-	-	(5,090,651)	-	(5,090,651)
Balance, December 31, 2010	40,256,027	$40,256	$27,844,666	$34,980	$(31,131,496)	$(60,895)	$(3,272,489)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	(Restated) (Note 1 (A)) Year Ended December 31, 2009	Period from July 27, 1999 (inception) to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,090,651)	$(5,228,739)	$(31,131,496)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	3,741	213,228
Non-cash loss on debt financing	1,644,750	-	1,644,750
Changes in fair value of derivative liabilities	(1,686,236)	-	(1,686,236)
Gain on settlement of debt	(53,589)	(194,287)	(420,886)
Loss on disposal of assets	-	5,399	5,399
Non-cash interest and financing charges	1,242,978	1,073,255	4,791,067
Stock based compensation	2,288,651	2,525,702	9,555,768
Changes in operating assets and liabilities:
Due from government agency	(31)	32,230	(1,064)
Prepaid expenses and receivables	(30,700)	9,520	(24,700)
Deferred financing costs	(65,885)	-	(65,885)
Accounts payable and accrued liabilities	729,587	631,244	3,215,600
Research agreement obligations	96,085	20,209	359,892
NET CASH USED IN OPERATING ACTIVITIES	(925,041)	(1,121,726)	(13,544,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	-	700,000	9,622,125
Convertible notes, net of repayments	138,921	350,000	797,371
Proceeds from loans payable	425,000	-	425,000
Notes and loans payable	-	135,000	919,845
Advances from related parties	243,205	77,170	1,598,991
NET CASH PROVIDED BY FINANCING ACTIVITIES	807,126	1,262,170	13,363,332

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	(117,915)	140,444	23,516
CASH, BEGINNING	141,431	987	-
CASH, ENDING	$23,516	$141,431	$23,516

Supplemental cash flow information and non-cash investing and financing activities: (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The company has restated its consolidated financial statements as of and for the fiscal year ended December 31, 2009 related to the Company’s accounting for the debt settlement with related parties.  The components of certain debt settlements that occurred in 2009 with related parties were accounted for as a gain on settlement of debt. We have determined that the  accounting for the related party debt settlements was not  in accordance with Financial Accounting Standards Board (“FASB”) – Accounting Standards Codification  (“ASC”) 470-50-40-2, which states that ‘extinguished transactions between related entities may be in essence capital transactions’. Based on this guidance we have concluded that the gain from settlement with related parties in the amount of $766,769 would more appropriately be recognized as additional paid-in capital.

The impact of the restatement on the consolidated financial statements as of and for the year ended December 31, 2009 is shown in the following tables:

	As reported	Adjustment	As Restated
Balance sheet data — December 31, 2009
Additional paid-in capital	$24,152,319	$766,769	$24,919,088
Deficit accumulated during the development stage	(25,274,076)	(766,769)	(26,040,845)
Total stockholders’ equity	$(629,388)	$—	$(629,388)

	As reported	Adjustment	As Restated
Statement of Operations data
For the year ended December 31, 2009
Gain on settlement of debt	$961,056	$(766,769)	$194,287
NET LOSS	4,461,970	766,769	5,228,739
BASIC AND DILUTED NET LOSS PER SHARE	$(0.23)	$(0.04)	$(0.27)

	As reported	Adjustment	As Restated
Statement of Cash Flows data
For the year ended December 31, 2009
NET LOSS	$(4,461,970)	$(766,769)	$(5,228,739)
Gain on settlement of debt	(961,056)	766,769	(194,287)
NET CASH USED IN OPERATING ACTIVITIES	$(1,121,726)	$-	$(1,121,726)

NOTE 1: NATURE OF OPERATIONS

TapImmune Inc. (the “Company” or "TapImmune"), a Nevada corporation incorporated in 1992, is a development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

Since inception, the Company and Universities have been parties to various Collaborative Research Agreements (“CRA”) appointing such Universities to carry out development of the licensed technology and providing TapImmune the option to acquire the rights to commercialize any additional technologies developed within the CRA. The lead product candidate, now wholly owned and with no ongoing license or royalty, resulting from these license agreements is an immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically, the Company has obtained and expanded on three U.S. and international patents, tested various viral vectors, licensed a viral vector and is working towards production of a clinical grade vaccine. The Company plans to continue development of the lead product vaccine through to clinical trials in both oncology and infectious diseases alone or in partnership with other vaccine developers.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at December 31, 2010, the Company had a working capital deficit of $3,272,489, of which $1,400,514 comprises derivative liabilities recorded as current and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

The Company was able to substantially complete ongoing restructuring plans in the second half of 2009. Additional funding and equity for debt settlements have retired notes payable and certain other debt obligations were satisfied. In 2010 additional funding was raised through equity and debt placements and continuing restructuring of debt and equity instruments. Additional capital is required to expand programs including pre-clinical work and to establish future manufacturing contracts necessary for clinical trials for the lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant technology. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

There is no certainty that the Company will be able to arrange sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

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

Use of Estimates

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ materially from those estimates. Significant areas requiring management’s estimates and assumptions include deferred taxes and related tax balances and disclosures, determining the fair value of stock-based compensation and stock based transactions, the fair value of the components of the convertible notes payable and allocation of costs to research and development and accrued liabilities. Matters impacting the company’s ability to continue as a going concern and contingencies also involve the use of estimates and assumptions.

Fair Value Measurements

The objective of ASC 820, Fair Value Measurements and Disclosures, is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

Foreign Currency Translation

The functional currency of the Company, including its subsidiary, is United States dollars. GPC maintains its accounting records in its local currency (Canadian dollar). In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates for monetary assets and liabilities and average exchange rates over the period for revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Net gains and losses resulting from foreign exchange translations and foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income in the period.

Financial Instruments and Concentration of Credit Risk

The fair values of cash, accounts payable, research obligations, derivative liabilities, loans payable, and due to related parties approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company's operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from assets classified as financial instruments.

Furniture and Equipment

Furniture and equipment is recorded at cost and amortized using the straight-line method over the estimated useful life at the following rates:
(a)	Computer Equipment2 years
(b)	Furniture and Fixtures5 years
(c)	Laboratory Equipment3 years

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability of these assets is measured by comparison of carrying amounts to future undiscounted cash flows the assets are expected to generate. An impairment loss is recognized when the carrying amount exceeds fair value.

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

Deferred Financing Costs

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Potential deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on potential deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the related valuation allowance resulting in nil impact within OCI or on the balance sheet. As at December 31, 2010, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these loss carry forwards.

Derivative Warrant Liability

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4  and  815-40. This accounting treatment requires that the carrying amount of  embedded derivatives be marked-to-market at inception and at each balance sheet date and carried at fair value. In the event that the fair value is recorded as a liability, the change in fair value during the period is recorded in the Statement of Operations as either income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

In evaluating the application of ASC 815-40, management must determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. ASC 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The application of ASC 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible notes containing ratchet and anti-dilution protections. For the year ended December 31, 2010, the above referenced guidance has resulted in the recognition of derivative liabilities.

Fair Value of Financial Instruments

The Company follows ASC paragraph 825-10-50-10 for disclosures about fair value of its financial instruments and ASC paragraph 820-10-35-37 to measure the fair value of its financial instruments. 820-10-35-37 establishes a framework for measuring fair value pursuant to GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 further establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy are described below:

Level 1                                Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3                                Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as; cash, receivables, prepaid expenses and deposits, accounts payable, research agreement obligations, notes payable and secured loans, loans payable and due to related parties, approximate their fair values because of their short term maturity. The Company’s convertible notes payable approximate fair value based upon management’s estimate of comparable interest rates that would be available to the Company for similar financial arrangements.

The Company revalues its derivative warrant and derivative conversion option liabilities at each reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value.

Loss per Common Share

Basic loss per share is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. If applicable, diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company. The common shares potentially issuable on conversion of outstanding convertible debentures, warrants and  stock options are anti-dilutive and have not been included in the calculation.

Recently Issued Accounting Pronouncements

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

At December 31, 2008, $243,598 (€172,801) was owing to Crucell under this agreement. During the year ended December 31, 2009, management negotiated a settlement of the outstanding balance requiring a €17,000 cash payment (paid) and the issuance of 265,000 shares of the Company’s common stock (refer to Note 8).

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at December 31, 2010, the Company had accrued $141,761 (€106,250) (2009 - $45,676 (€31,250)) under the amended agreement. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received any notice terminating the license agreement. Managment plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will  be maintained or that Management will successfully negotiate new terms.

NOTE 4: DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

The Company has evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40 Contracts in an Entity’s Own Equity to the issued and outstanding warrants to purchase common stock that were issued with the convertible notes during the year ended December 31, 2010 and those issued as finders’ fees. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments are required to be accounted for as derivatives due to a ratchet down protection feature available on the exercise price (Note 5). Under ASC 815-40-25, the Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values reflected in the statements of operations as “Changes in fair value of derivative liabilities”. These derivative instruments disclosed on the balance sheet under ‘Derivative liabilities – warrants’.

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants issued with the convertible notes during the year ended December 31, 2010. At December 31, 2010, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial liabilities are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the notes and warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.

Determining fair value of warrants and conversion options, given the company’s stage of development and financial position, is highly subjective and identifying appropriate measurement criteria and models is subject to uncertainty. There are several generally accepted pricing models for warrants and options and derivative provisions. The Company has chosen to   value the conversion option on the notes that contain ratchet down provisions using the Black-Scholes model under the following assumptions:
	At Initial Recognition				December 31, 2010
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Series A Warrants	2.5	0.40%	0.00%	199%	2.0	2.00%	0.00%	199%
Series B Warrants	1	0.35%	0.00%	199%	0.4	0.40%	0.00%	199%
Series C Warrants	-	-	-	-	-	-	-	-
Conversion Option	1.0	0.35%	0.00%	199%	0.4	0.40%	0.00%	199%

The Series C Warrants are contingently exercisable following the exercise of the Series B Warrants. The fair value of the Series C Warrants was determined to be nominal.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Derivative Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

As of December 31, 2010
Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 1,225,125	-	-	$ 1,225,125	$ 1,225,125
Derivative liability – conversion option	175,389	-	-	175,389	175,389
Total	$ 1,400,514	-	-	$ 1,400,514	$ 1,400,514

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010:

Fair Value Measurements
	Derivative liability - warrants	Derivative liability – conversion option	Total
Beginning balance as of May 24, 2010	$ 2,296,250	$ 790,500	$ 3,086,750
Total unrealized gains or losses included in net loss	(1,071,125)	(615,111)	(1,686,236)
Transfers in and/or out of Level 3	-	-	-
Ending balance at December 31, 2010	$ 1,225,125	$ 175,389	$ 1,400,514

NOTE 5: CONVERTIBLE NOTE PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current and prior period:

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at December 31, 2010

2010 Secured Convertible Notes
Senior Secured Notes, due May 19, 2011	$1,530,000	$(573,333)	$603,617	$353,050

On May 24, 2010, the Company entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Notes (the “Notes”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $1,530,000 for gross consideration of $1,275,000. The $1,275,000 consisted of $712,254 in cash proceeds to the Company, $212,746 of current services and $350,000 was subscribed for by the holder of an outstanding and due 2009 convertible debenture. In connection with the issuance of the notes, the Company entered into a 2010 Security Agreement with the note holders securing the Notes with all of the Company’s assets. The Note holders have the option to convert the outstanding balance of the Notes including any accrued interest into shares of the Company’s common stock at a maximum conversion rate of $0.30 per share at any time.

The Notes were placed at a 20% discount from their face value and bear no interest except in case of an event of default, in which case they bear interest at the rate of 18% per annum. The principal and any interest due on the Notes is due in 9 equal monthly installments starting in September 2010. Subject to the satisfaction of certain customary conditions including the effectiveness of a registration statement and certain minimums on the amount and value of our common stock traded on the Over-the-Counter Bulletin Board, the Company may elect to pay amounts due on any installment date in either cash or shares of its common stock. Any shares of its common stock that the Company issues as payment on an installment date will be issued at a price which is equal to the lesser of $0.30 per share or 85% of the average of the volume-weighted average prices of the Company’s common stock on the Over-the-Counter Bulletin Board on each of the twenty trading days immediately preceding the applicable installment date.

The Company paid a finders fee of $64,000 and issued 1,400,000 broker’s warrants (described below) with fair value of $167,000. The finder’s fee and fair value of the broker’s warrants was accounted for as deferred financing costs, and is being amortized over the term of the notes. At December 31, 2010, $91,134 remains unamortized and is presented in Current assets on the Company’s Balance sheet.

	Issued to Note holders	Issued as broker’s warrants	Maximum Exercise price	Term

Series A Warrants	6,375,000	500,000	$0.30	5 Years
Series B Warrants	5,100,000	400,000	0.30	1 Year
Series C Warrants *	6,375,000	500,000	0.30	5 Years
* The Series C Warrants are only exercisable proportionately with the exercise of the Series B Warrants.

The Notes and Warrants include price adjustment provisions whereby the exercise price will be adjusted downwards based on future sales, issuances, or conversions of equity or debt, which results in a share issuance at a per share amount less than $0.30 per share. The calculated lower per share amount from the future transaction will be the adjusted conversion rate available to the Note and Warrant holders.

The economic characteristics and risks of the embedded Conversion option in the Notes (“Conversion option”) are not considered clearly and closely related to the economic characteristics and risks of the host debt contract. The price adjustment features included in the embedded Conversion option and the Warrants are not considered indexed to Company’s own stock. Pursuant to the guidance of ASC 815-10, the embedded Conversion option in the Notes meet the characteristics of a derivative instrument and must be valued separately  from the host debt contract. In accordance with ASC 815-40-25, the Company has evaluated the Notes’ conversion option and recorded $790,500 as the initial fair value of the Conversion option Derivative liability. The fair value was determined using the Black-Scholes option pricing model, which management regarded as appropriate due to the expectation of an upward trending stock price, with current assumptions as outlined in the following paragraphs.

As a result of certain price adjustment clauses related to the Warrants, the Warrants are not included in the Company’s equity. The Company has recorded the fair value of these Warrants and the brokers’ warrants as “Derivative liability – warrants” initially in the amount of $2,296,250. (Note 4)

The proceeds received for the Notes were initially allocated to the embedded Conversion option and then to the Warrants based on their estimated fair value. The difference of $1,644,750 between the gross consideration of the Notes for $1,275,000 and the fair value of the calculated derivative liabilities amounting to $2,919,750, was accounted for under ‘Loss on debt financing’ in the consolidated statements of operations, resulting in a liability of $353,050.

To December 31, 2010, accretion of the debt discount relative to the 2010 secured convertible notes was equal to $926,383. The Company repaid $573,333 of the principal during the year ended December 31, 2010.

Subsequent to year end, the Company settled or had negotiated terms for a contingent settlement, of the full $1,530,000 of outstanding 2010 Secured Convertible Notes. With the settlements, the Company received for cancellation 4,625,000 Series A Warrants, 3,700,000 Series B Warrants and 4,625,000 Series C Warrants.

	Face Value	Unamortized Note Discount	Balance at December 31, 2010	Balance at December 31, 2009
2009 Convertible Debenture
Unsecured Convertible Note, 10% interest, due February 28, 2010	$350,000	$-	$-	$203,021

On August 31, 2009, the Company completed a convertible debenture financing of $350,000 issuing a convertible promissory note bearing interest at 10% per annum. The note was due on February 28, 2010. The unpaid amount of principal and accrued interest could be converted at any time at the holder's option into shares of the Company's common stock at a price of $0.80 per share.

Under the terms of the debenture agreement, the note would have automatically converted to equity if, during the term of the note, the Company had received funding equal to or exceeding $2,000,000 through the sale of its shares of common stock or additional debt instruments that were convertible into common stock during the term of the debenture. The holders of the debentures had the option to convert  into up to 3,500,000 common shares of the Company or receive payment in full.

The Company recognized the embedded beneficial conversion feature assigning an initial fair value of $139,571 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature. In addition, the Company issued 437,500 non-transferable and registerable share purchase warrants to these debt holders. Management estimated the fair value of the warrants to be $210,429. As the relative fair value of the warrants and beneficial conversion feature together were greater than the face value of the debentures, these were limited to the face value of the loan.

During the year ended December 31, 2010, the holder converted the principal amount of the debenture into the 2010 secured convertible notes as described above and waived the accrued interest in the amount of $23,589.

	Face Value	Unamortized Note Discount	Balance at September 30, 2010	Balance at December 31, 2009

2009 Secured Debentures
Secured Notes, 30% interest	$135,000	$-	$-	$135,000

In connection with the Debentures, the Company issued a total of 270,000 warrants which have an exercise term of two years from the date of issuance. Management estimated the fair value of these warrants to be $60,000 using the Black-Scholes pricing model with an expected life of 2 years, a risk free interest rate of 0.95%, a dividend yield of 0%, and an expected volatility of 236.02%.

During the year ended December 31, 2010, the Company issued 687,305 common shares pursuant to the conversion of the 2009 secured debentures with a face value of $135,000 plus accrued interest of $49,155.

NOTE 6: LOANS PAYABLE

As at December 31, 2010, there were advances from third parties in the amount of $425,000 (2009 - $Nil), which are due on demand. These advances were made to the Company with the expectation of being converted into convertible debentures (Note 12). The Company is accruing interest of 10% per annum on the loans which will be rolled into the new convertible notes issued subsequent to year end.

NOTE 7: RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $329,177 (2009 - $260,242) in management and directors’ fees and $72,000 (2009 - $42,000) in research and development services paid to officers and directors during the period;

(b)	recorded $1,087,915 (2009 - $2,019,660) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)
incurred $nil (2009 - $65,984) in interest and finance charges on promissory notes due to related parties during the period, which were settled in connection with an equity issuance effective June 4, 2009; and

(d)
incurred $nil (2009 - $130,065) in interest and finance charges related to an agreement to issue warrants in connection with extending the terms of the promissory notes due to related parties during the period.

(e)
issued $nil (2009 - $15,000) for a secured promissory note bearing interest at 30% per annum and issued 30,000 transferable and registrable share purchase warrants with an exercise price of $0.20 per share for an exercise period of up to two years from the issuance date to a direct family member of an officer of the Company.

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is  the amount established and agreed to by the related parties as representing fair value. The Company accounted for the debt settlement transactions with related parties at the exchange value, determined by reference to other arms length settlements at the time.

At December 31, 2010, the Company had amounts owing to directors and officers of $259,305 (2009 - $16,100). These amounts were in the normal course of operations. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 8: CAPITAL STOCK

Share Capital

Prior to March 27, 2007, the authorized capital of the Company consisted of 500,000,000 common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value. On March 27, 2007, the Company’s Articles of Incorporation were amended to increase the authorized shares of common stock from 20,000,000 shares of common stock to 80,000,000 shares, and on January 22, 2009 the authorized shares of common stock increased from 80,000,000 shares to 500,000,000 shares. Effective July 10, 2009, the Company executed a further 1 for 10 reverse stock split while simultaneously reducing the authorized shares of common stock to 50,000,000 common shares with a $0.001 par value. Effective February 21, 2010, the Company increased its authorized shares of common stock from 50,000,000 shares to 150,000,000 common shares. The Company maintained its authorized shares of preferred stock at 5,000,000.

All prior period share transactions included in the company’s stock transactions and balances have been retroactively converted in these financial statements to give effect to the 1 for 10 reverse stock split noted above.

2010 Share Transactions

On January 28, 2010, the Company issued 450,000 shares of its common stock pursuant to a consulting services agreement. At the time of issuance the shares had a quoted market value of $0.52 per share, and $234,000 was recorded as stock-based consulting fees.

On January 28, 2010, the Company issued 265,000 shares of its common stock pursuant to a debt settlement agreement (refer to Note 3). The shares were valued at the time of the debt settlement agreement of $0.92 per share. The quoted market price of the shares was $0.92 per share at the time of the debt settlement agreement.

On April 14, 2010, the Company issued 10,400 shares of its common stock to correct an error in the share registry which occurred in the data exchange which was identified after the change of the transfer agent.

On April 26, 2010, the Company issued 80,000 shares of its common stock pursuant to a consulting services agreement. At the time of issuance the shares had a quoted market value of $0.36 per share, and $28,800 was recorded as stock-based consulting fees.

On May 1, 2010, the Company issued 40,000 shares of its common stock pursuant to a consulting services agreement. At the time of issuance the shares had a quoted market value of $0.32 per share, and $12,800 was recorded as stock-based consulting fees.

On May 4, 2010, $90,412 of trade debt was settled in exchange for 361,647 common shares of the Company.

On May 4, 2010, the Company issued 687,305 common shares pursuant to the conversion of the 2009 secured debenture with a face value of $135,000 plus accrued interest of approximately $49,155 (refer to Note 5).

2009 Share Transactions

Effective June 4, 2009, the Company completed a debt conversion and assignment transaction resulting in an obligation to issue 31,812,065 common shares in conjunction with the retirement of $3,181,207 in accounts payable and accrued liabilities, notes payable and related party debt. The shares were issued on July 1, 2009. Management estimated the fair value of the resultant obligation to issue shares to be $1,678,392 based on similar settlement exchanges agreed to in third party debt settlements. Included in the statement of operations is a gain on debt settlement of $205,601, net of transaction costs. Of the 33,812,065 share issuance, 2,000,000 shares were issued pursuant to a consulting services agreement related to the debt conversion and assignment transaction. The 2,000,000 share issuance has an estimated fair value of $400,000 which was recorded against the gain on debt settlement. The Company also settled accounts payable and incurred a loss on debt settlement of $11,314.

On August 10, 2009, the Company issued 162,500 shares of its common stock pursuant to the exercise of 130,000 cashless warrants as a settlement with the warrant holders which included a waiver of rights to additional ratchet provisions. The warrants were originally issued in conjunction with a 2007 Loan and Security Agreement. At the time of issuance, the market price of shares was $1.10 per share and the estimated fair value of $178,750 was recorded as interest and financing charges.

On August 10, 2009, the Company issued 25,000 shares of its restricted common stock pursuant to a consulting services agreement in relation to the settlement of financing a transaction. At the time of issuance, the market price of shares was $1.10 per share and the estimated fair value of $27,500 was recorded as stock-based consulting fees.

On August 26, 2009, the Company issued 50,000 shares of its common stock pursuant to the exercise of 40,000 cashless warrants as a settlement with warrant holders which included a waiver of rights to additional ratchet provisions. The warrants were originally issued in conjunction with a 2007 Loan and Security Agreement. At the time of issuance, the market price of shares was $1.28 per share and the estimated fair value of $64,000 was recorded as interest and financing charges.

On October 20, 2009, the Company issued 314,466 shares of its common stock pursuant to the exercise of 385,532 warrants on a cashless basis for $Nil proceeds. The warrants were originally issued in conjunction with the 2009 Secured Loan Agreement (refer to Note 5). The fair value of these shares was determined by management to be $62,893.

On November 6, 2009, the Company completed a private placement for 625,000 Units at a subscription price of $0.80 per Unit for gross proceeds of $500,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.20 per warrant share, for a period of five years from the date of issuance. The management determined the fair market value of the warrants to be $250,000. If after one year from the issuance of this warrant, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the warrant share by the holder, then the holder has the right to exercise this warrant by means of cashless exercise.

On November 6, 2009, the Company completed a private placement for 125,000 Units at a subscription price of $0.80 per Unit for gross proceeds of $100,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.20 per warrant share, for a period of five years from the date of issuance. The management determined the fair market value of the warrants to be $50,000. If after one year from the issuance of this warrant, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the warrant share by the holder, then the holder has the right to exercise this warrant by means of cashless exercise.

On November 30, 2009, the Company completed a private placement for 125,000 Units at a subscription price of $0.80 per Unit for gross proceeds of $100,000. Each Unit is comprised of one common share and one non-transferable share purchase warrant of the Company. Each warrant entitles the holder to purchase an additional common share of the Company at an exercise price of $1.20 per warrant share, for a period of five years from the date of issuance. The management determined the fair market value of the warrants to be $61,875. If after one year from the issuance of this warrant, there is no effective Registration Statement registering, or no current prospectus available for, the resale of the warrant share by the holder, then the holder has the right to exercise this warrant by means of cashless exercise.

On November 30, 2009, the Company issued 707,542 shares of its common stock pursuant to the exercise of 915,642 cashless warrants. The warrants were originally issued in conjunction with the 2009 Secured Loan Agreement (refer to Note 5). The fair value of these shares was determined by management to be $141,508.

The Company has not separately allocated the fair market value of the warrants attached to private placement units during the prior fiscal year.

Stock Compensation Plan

On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) which supersedes and replaces the 2007 Stock Plan. The 2009 Plan allows for the issuance of up to 10,000,000 common shares. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.

On June 8, 2007, a total of 632,000 stock options were granted, under 2007 Stock Option plan, at an exercise price of $2.50 per share. The term of these options is ten years. Of the 632,000 options granted, 310,000 vested upon grant, 242,000 vested in one year, 40,000 vested in two years and 40,000 vested in three years. The aggregate fair value of these options was estimated at $1,179,600, or $1.90 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected lives between 2 and 5 years. The expensed portion of the value of these options during the year ended December 31, 2010 was $Nil (2009 - $13,167) which was recorded as stock based management fees.

On October 14, 2009, the Company granted a total of 3,326,000 stock options at an exercise price of $0.97 per share to consultants and management, of which 1,913,000 vested immediately and the remaining 1,413,000 vest in one year. The term of the options is ten years. Additionally, on October 14, 2009, the Company approved the repricing of certain stock options issued to consultants and management. Options with an exercise price of $2.50 were repriced to $0.97 per share and the aggregate fair value of the repriced options is $5,840. The aggregate fair value of the new grants was estimated at $3,192,960, or $0.96 per option, using the Black-Scholes option pricing model with a risk free interest rate of 2.36%, a dividend yield of 0%, an expected volatility of 236%, and an expected life of 5 years. The recognized portion of the value of these options during the year ended December 31, 2010 was $1,126,560 (2009 - $Nil) which was recorded as stock based consulting and management compensation.

On September 7, 2010, the Company granted 250,000 stock options at an exercise price of $0.35 per share, vesting monthly over a twenty four month period, to a director of the Company. The term of the options is ten years. The fair value of the new grant was estimated at $47,500, or $0.19 per option, using the Black-Scholes option pricing model with a risk free interest rate of 2.61%, a dividend yield of 0%, an expected volatility of 249.6%, and an expected life of 10 years. The expensed portion of the value of these options during the year ended December 31, 2010 was $7,917, which was recorded as stock based management compensation.

Share purchase options

A summary of the Company’s stock options as of December 31, 2010 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	632,000	$2.50	9.44
Issued	3,326,000	0.97	10.00
Cancelled	(340,000)	(2.50)	8.0
Balance, December 31, 2009	3,618,000	0.97	9.60
Issued	250,000	0.35	9.69
Cancelled	(596,000)	0.97	-

Balance, December 31, 2010	3,272,000	$0.92	8.65

A summary of the status of the Company’s unvested options as of December 31, 2010 is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2009	1,413,000	$0.96
Granted	250,000	0.19
Vested	(1,454,668)	0.19

Unvested, December 31, 2010	208,332	$0.84

Share Purchase Warrants

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

A summary of the Company’s share purchase warrants as of December 31, 2010 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	1,191,767	$2.50	3.15
Issued	4,421,374	0.60	3.74
Exercised	(1,471,174)	(0.46)	-
Expired	(29,167)	(2.75)	-
Balance, December 31, 2009	4,112,800	1.19	3.71
Issued	21,200,000	0.32	2.85
Exercised, cancelled or expired	(444,500)	1.22	-

Balance, December 31, 2010	24,868,300	$0.45	3.24

NOTE 9:  INCOME TAXES

The Company has not identified or quantified any significant temporary differences between the Company’s tax and financial bases of assets and liabilities that result in deferred tax assets, except for the Company’s net operating loss carry-forwards amounting to approximately $15,033,000 at December 31, 2010 (2009 - $12,800,000), which may be available to reduce future year’s taxable income. These carry forwards begin to expire, if not utilized, commencing in 2011. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization does not meet a more likely than not test and accordingly, the Company has recorded a 100% valuation allowance for the potential deferred tax asset relating to these tax loss carry forwards.

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

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes and other temporary adjusted as appropriate for temporary and permanent tax basis differences. The components of these differences are as follows:
	Year Ended	(Restated) Year Ended
	December 31, 2010	December 31, 2009

Loss before income taxes	$(5,090,651)	$(5,228,739)
Corporate tax rate	35.00%	35.00%
Expected tax recovery	(1,781,729)	(1,830,059)

Increase (decrease) resulting from:
Permanent differences	798,630	986,032
Other items	(3,907)	(3,908)
Change in valuation allowance	987,006	847,935
Income tax recovery	$-	$-

The Company’s potential estimated deferred tax assets are as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Deferred tax assets:
Estimated loss carry-forwards and tax pools	$5,345,729	$4,358,723
Valuation allowance	(5,345,729)	(4,358,723)
Net deferred income tax assets	$-	$-

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

Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material (Note 11).

NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As of December 31, 2010, the prepaid portion of the fair value of shares issued pursuant to consulting services agreements was $nil (December 31, 2009 - $214,501).

During the year ended December 31, 2010, $100,000 of accounts payable was settled by the issuance of 750,000 share purchase warrants, exercisable at $0.50 per share for a 5 year period (Note 8).

During the year ended December 31, 2010, $90,412 of accounts payable was settled by the issuance of 361,648 restricted common shares at a deemed price of $0.25 per share (Note 8).

Pursuant to a consulting services arrangement entered into January 19, 2010, the Company issued 600,000 share purchase warrants with an exercise price of $0.50 per share and 600,000 share purchase warrants with an exercise price of $0.60 per share exercisable for a three year period (Note 8).

See Notes 5 and 8 for additional disclosure on non-cash transactions.

	Year Ended December 31,
	2010	2009

Interest paid	$95,655	$-
Income taxes paid	$-	$-

NOTE 11: CONTINGENCIES AND COMMITMENTS

Contingencies

Tax Filings

The Company has not filed income tax returns for several years in certain operating jurisdictions (Note 9), and may be subject to possible compliance penalties and interest. Management is currently not able to make a reliably measurable provision for possible liability for penalties and interest, if any, at this time, and the Company may be liable for such amounts upon assessment. Penalties and interest, if assessed in the future, will be recorded in the period such amounts are determinable.

Dormant Payables

At December 31, 2010 the company has approximately $150,000 in dormant payables included in current liabilities. Management is not aware of any interest or penalties associated with these payables. The Company is carrying the payables at its fair value and no interest has been accrued. Ultimate settlement of these payables is uncertain.

Commitments

Combined Research and Operating Obligations

Effective May 25, 2010, the Company entered into a research and license Option Agreement with Mayo Clinic for the development and possible commercial use of a cancer vaccine. Subject to the approval and guidance of the United States Food and Drug Administration (“FDA”) Mayo Clinic plans to conduct a Phase I human clinical trial (“Phase I Trial”) to test and develop the Company’s technology.

The Company has agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, will pay all the costs incurred by Mayo, not to exceed a total of $841,000. Both Parties agree that within 30 days after Mayo Clinic informs the Company in writing about the receipt of FDA approval, the parties shall enter into an  a formal research agreement.

Management Services Agreement

Subsequent to year end, the Company approved an employment agreement with the Chairman and Chief Executive Officer of the Company with an initial term of 2 years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 2,000,000 shares of the Company’s common stock, 50% of which vested on March 16, 2011, while the remainder will vest monthly over a period of two years (41,667 per month). The option price is the market price on March 16, 2011 and shall be exercisable for at least five years.

The Company has obligations under various agreements through December 31, 2013. The aggregate minimum annual payments for the years ending December 31 are as follows:

2011        $         696,591
2012                   625,500
2013                     25,000
                $      1,347,091

NOTE 12: SUBSEQUENT EVENTS

February 2011 Notes

On February 24, 2011, the Company entered into a securities purchase agreement with investors to place $1,159,413  of Secured Convertible Notes (the “February 2011 Notes”) which mature February 24, 2014. $25,000 of the February 2011 Notes was issued to a family member of an officer and director of the Company. The February 2011 Notes bear interest at the rate of 10% per annum, which in the case of a default increases to 20% per annum. Interest is due and payable at the end of each three month period, starting three months from their issuance.

One year after the issuance of the February 2011 Notes, the Company may elect to prepay a portion of the principle. If the Company makes such an election, the holders may elect to receive such prepayment in cash or in shares of the Company’s common stock or in a combination thereof. One year after the issuance of the February 2011 Notes, a note holder may elect convert a portion or all of such 2011 Note at $0.15 per share.

Consideration received for the February 2011 Notes consisted of $919,413 in cash and rolling in $240,000 of consideration from the 2010 Notes (See below).

In connection with the issuance of the February 2011 Notes, the Company issued 2,318,826 warrants, exercisable into common stock at $0.25 with five year terms. The Company may force the exercise of the warrants at any time that the average volume weighted average price of the Company’s common stock over the prior ten trading days is greater than $0.50, the average daily dollar volume of the Company’s common stock sold over those ten trading days is greater than $25,000 and there is an effective registration statement covering the resale of the shares underlying the warrants.

The Company also entered into a Security Agreement to secure payment and performance of its obligations under the 2011 Notes pursuant to which the Company granted the investors a security interest in all of its assets not otherwise encumbered.

Settlement arrangements for the 2010 Notes

In February 2011, the Company negotiated an early settlement of $640,000 of the outstanding 2010 Secured Convertible Notes (“the 2010 Notes”). Pursuant to the settlement agreement, the Company paid $480,000 in cash, issued $240,000 in February 2011 Notes and retired 4,000,000 Series A Warrants, 3,200,000 Series B Warrants and 4,000,000 Series C Warrants. Under the agreement, those holders released the Company from the remaining obligations under the securities purchase agreement entered into during fiscal year 2010, the 2010 security agreement and other conditions related to the issuance of the 2010 Notes.

In addition, the Company entered into an exchange agreement to settle $83,333 of the 2010 Notes and retire 625,000 Series A Warrants, 500,000 Series B Warrants and 625,000 Series C Warrants of the Company by issuing to the 2010 Note holder 641,023 shares of common stock in accordance with the terms thereof and a warrant, to purchase up to 250,000 shares of common stock.

The Company has also entered into an agreement to early settle the remaining $233,333 of the 2010 Notes in exchange for 2,048,578 common shares, a warrant to purchase 1,000,000 shares of common stock and a new April 2011 Note for $25,000. On closing the company expects to retire the outstanding 4,900,000 warrants related to the 2010 Note. The transaction has not closed as at the date of the financial statements, as it’s contingent upon the Company closing additional financing and clearing other requirements prior to settlement.

April 2011 Notes

On April 12, 2011 the Company sold Convertible Notes (the “April 2011 Notes”) to investors with a final maturity date of April 12, 2014 and a face amount of $165,000. The April Notes bear interest at the rate of 10% per year which, in the case of a default, increases to 20% per annum. The principal is due on the third anniversary of the April 2011 Notes and interest is due on the April 2011 Notes every three months starting three months from their issuance. One year after the issuance of the April Notes, the Company may elect to prepay a portion of all of the April Notes. If the Company makes such an election, the holders of the April 2011 Notes may elect to receive such prepayment in cash, in shares of our common stock or in a combination thereof. One year after the issuance of the April 2011 Notes, a holder of an April 2011 Note may elect to convert a portion or all of such April 2011 Note at $0.15 per share.

The Company entered into a Security Agreement to secure payment and performance of our obligations under the April 2011 Notes pursuant to which the Company granted the investors a security interest in all of its assets.

April Unit Financing

On April 14, 2011 the Company issued 27,000 Units for an aggregate of $81,000 where each “Unit” was issued at a per-Unit price of $3.00 and consists of 20 shares of common stock and 6 warrants to purchase 6 shares of the Company’s common stock at an exercise price of $0.38 for a term of 24 months. The Units do not provide purchasers with registration rights.

The Company has evaluated subsequent events from the balance sheet date, December 31, 2010, through the date these financial statements were issued. Management has determined that there are no additional events that would require disclosure in these financial statements.

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

As of December 31, 2010, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at December 31, 2010 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate entity level controls due to an ineffective audit committee resulting from the presence of only one of independent members on the current audit committee and the presence of only one outside director on our board of directors; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) ineffective controls over period end financial disclosure and reporting processes; (5) incorrect classification of fair value of warrants to additional paid-in capital instead of as a derivative liability on the balance sheet.

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the fiscal year ended December 31, 2010 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

We are committed to improving our financial organization. As part of this commitment, we will continue to enhance our internal control over financial reporting by: i) expanding our personnel, ii) improving segregated duties consistent with control objectives, iii) appointing more outside directors to our board of directors who shall be appointed to our audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management; and iv) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the ineffective audit committee. To this end, Ms. Lynn DePippo was appointed to our Audit Committee in the first quarter of 2011. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel will result in improved segregation of duties and provide more checks and balances within the financial reporting department.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Glynn Wilson	64	Chairman, Chief Executive Officer, Principal Executive Officer and a Director
Denis Corin	38	President, Chief Financial Officer, Principal Accounting Officer and a Director
Lynn M. DePippo	38	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Glynn Wilson, Ph.D., Chief Executive Officer and Chairman
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

Denis D Corin, President, Chief Financial Officer and Director
Denis Corin served as TapImmune’s President and CEO from November 2006 to July 2009. Mr. Corin has worked in large pharmaceutical (Novartis), diagnostic instrumentation companies (Beckman Coulter) as well as the small cap biotech arena (MIV Therapeutics). He holds a double major Bachelors degree in Economics and Marketing from the University of Natal, South Africa.

Lynn M. DePippo, Director
Ms. DePippo Founded Sherbrook Capital Management in 2000. She is the managing partner of that firm and conducts all aspects of healthcare equity research for institutional investors, private equity and wealthy individual clients, including healthcare portfolio overviews. Previous appointments include Portfolio Manager Small Cap. Equities at Citibank, Senior Investment Analyst at The Kaufmann Fund, and Healthcare Services Analyst at Kidder Peabody and Company.

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

Audit Committee
Our Board of Directors has established an Audit Committee which functions pursuant to a written charter adopted by our Board of Directors in March 2004. The members of our Audit Committee as of December 31, 2010 were Mr. Corin and Dr. Wilson. Ms. Lynn DePippo was appointed to the Audit Committee in the first quarter of 2011.

Our Board of Directors has determined that our Audit Committee does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Board of Directors believes that it is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting and that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome at this time.

Compensation Committee
Mr. Corin, Dr. Wilson and Ms. Lynn DePippo serve on our compensation committee, which is led by Ms. DePippo.

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

Code of Conduct
We have adopted a Code of Conduct policy that applies to all directors and officers. The code describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. A copy of the Code of Conduct can be viewed on our website at the following URL: http://www.tapimmune.com/investors/corporate_info/

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2010.

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
The following table sets forth the compensation paid to our executive officers for their services as executive officers during our fiscal years ended December 31, 2010 and December 31, 2009:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Glynn Wilson Chairman, CEO and Principal Executive Officer	2010 2009	144,000 84,000	Nil Nil	Nil Nil	640,000 896,800	Nil Nil	784,000 980,800

Denis Corin CFO, Acting Principal Accounting Officer and a director	2010 2009	161,017 138,600	Nil Nil	Nil Nil	440,000 617,600	Nil Nil	601,017 756,200

Tracy Moore Former Secretary, former Treasurer, former CFO, Acting Principal Accounting Officer and a former director	2010 2009	46,160 30,000	Nil Nil	Nil Nil	Nil 480,000	Nil Nil	46,160 510,000

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

The following table sets forth information as at December 31, 2010 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End Table
Name	Number of Securities Underlying Unexercised Options (exerciseable)	Number of Securities Underlying Unexercised Options (unexerciseable)	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Glynn Wilson Chairman, CEO and Principal Executive Officer	40,000 1,600,000(3)	Nil Nil	Nil Nil	$0.97(5)(6) $0.97(6)	07/06/17 10/14/19
Denis Corin President, CFO, Acting Principal Accounting Officer and a director	80,000 1,100,000(3)	Nil Nil	Nil Nil	$0.97(5)(6) $0.97(6)	07/06/17 10/14/19
Tracy A. Moore2 Secretary, Treasurer, CFO, Acting Principal Accounting Officer and a director	500,000(3)(4)	500,000(4)	Nil	$0.97	10/14/19
(1)	Mr. Corin was appointed Secretary, Treasurer, CFO and Acting Principal Accounting Officer on July 16, 2010 when Tracy A. Moore resigned these positions effective on that date.
(2)	Mr. Moore resigned as a member of our Board of Directors, Secretary, Treasurer, CFO and Acting Principal Accounting Officer effective July 16, 2010.
(3)	The plan under which these shares were issued was approved by the Board of Directors and the shareholders in 2009 but did not come into effect until February 22, 2010
(4)	These options were cancelled effective February 16, 2011
(5)	Effective February 22, 2010, the option exercise price was reduced to $0.97.
(6)	Effective February 16, 2011, the option exercise price was reduced to $0.17.

The following table sets forth information relating to compensation paid to our directors for their services as directors in the fiscal year ended December 31, 2010, and excludes compensation paid to our directors for their services as executive officers:

Director Compensation Table
Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Glynn Wilson	Nil	Nil	Nil	Nil	Nil
Denis Corin	Nil	Nil	Nil	Nil	Nil
Lynn M. DePippo	50,0001	Nil	7,9172, 3	Nil	57,917
Tracy A. Moore	Nil	Nil	Nil	Nil	Nil
(1) Ms. DePippo earned this bonus upon being appointed as a Director on September 7, 2010. However, such bonus is not tied to any specific event but rather as financing allows.
(2) The grant date fair value of the options is $47,500.
(3) On September 7, 2010, Ms. DePippo was granted options to purchase 250,000 shares of the Company’s common stock at $0.35 per share under our 2009 Stock Incentive Plan. These options were repriced to $0.17 per share in February 2011. 10,417 of such options vest each month for a total of 24 months.

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

On March 16, 2011, our Board of Directors approved an employment agreement with Dr. Wilson with an initial term of 2 years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 2,000,000 shares of the Company’s common stock, 50% of which vested on March 16, 2011, while the remainder will vest monthly over a period of two years (41,667 per month). The option price is the market price on March 16, 2011 and shall be exerciseable for at least five years.

We have a compensation committee that is comprised of Dr. Wilson and Mr. Corin. All compensation is recommended and resolved by the compensation committee and board of directors.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this Annual Report certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o TapImmune Inc., 2815 Eastlake Avenue East, Suite 300, Seattle, Washington, 98102. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)		Percent of Class
Directors and Officers:
Glynn Wilson 2815 Eastlake Avenue East, Suite 300, Seattle, Washington	3,930,393	(2)	8.65%

Denis Corin 2815 Eastlake Avenue East, Suite 300, Seattle, Washington	3,722,426	(3)	8.19%

Lynn M. DePippo 2815 Eastlake Avenue East, Suite 300, Seattle, Washington	104,170	(4)	0.23%
All executive officers and directors as a group (3 persons)	7,756,989		17.07%

Major Stockholders:
New Paradigm Capital	4,101,100		9.0%

St. George Trust Company Ltd.	5,335,640		11.7%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there were 45,452,099 shares of common stock issued and outstanding.

(2)
This figure includes (i) 1,047,059 shares of common stock; and (ii) 1,800,000 options to acquire an equivalent number of common shares at $0.17 for 10 years and 2,000,000 options to acquire an equivalent number of common shares at $0.19 for 10 years, where 1,083,334 are fully vested.

(3)
This figure includes: (i) 2,227,868 shares of common stock; (ii) 137,700 shares of common stock held his spouse; (iii) 54,458 common share purchase warrants; (iv) 2,400 common share purchase warrants held by his spouse; and (v) 1,300,000 options to acquire an equivalent number of common shares at $0.17 for 10 years.

(4)
This figure represents options to purchase 250,000 shares of common stock at $0.35 per share with 10,417 options vesting per month for 24 months, which were repriced to $0.17 per share in February 2011.

There are no arrangements or understanding among the parties set out above or their respective associates or affiliates concerning election of directors or any other matters which may require shareholder approval.

A description of the Company’s equity compensation plan is provided in Part II, Item 5 of this Form 10-K and is hereby incorporated by reference into this Item 12.

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
4.	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We had transactions with certain of our officers and directors during our fiscal year ended December 31, 2010 as follows:

(a)	incurred $329,017 (2009 - $190,942) in management and directors’ fees and $72,000 (2009 - $24,000) in research and development paid to officers and directors during the period;

(b)	recorded $1,087,915 (2009 - $2,019,660) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)
incurred $Nil (2009 - $65,984) in interest and finance charges on promissory notes due to related parties during the period, which were settled in connection with an equity issuance effective June 4, 2009; and

(d)
incurred $Nil (2009 - $130,065) in interest and finance charges related to an agreement to issue warrants in connection with extending the terms of the promissory notes due to related parties during the period.

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

At December 31, 2010, the Company had amounts owing to directors and officers of $259,305 (2009 - $41,100). These amounts were in the normal course of operations. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2010 and 2009. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2010	Year Ended December 31, 2009

Audit Fees	$42,000	$43,500
Audit Related Fees	$27,000	$21,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
	$70,000	$65,000

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

ITEM 15.EXHIBITS

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
3.1	Amended Articles of Incorporation dated February 3, 2009 as filed as Exhibit 3.1 to Form 8-K filed on February 6, 2009 and incorporated herein by reference.
3.2	Amended Articles of Incorporation dated May 19, 1999 as filed as Exhibit 2.1 to the Registration Statement filed on Form 10-SB on September 3, 1999 and incorporated herein by reference.
3.3	Amended and Restated Bylaws of the company dated May 10, 2004 as filed as Exhibit 3.1 to the company's Quarterly Report on Form 10-QSB as filed on May 20, 2004 and incorporated herein by reference.
4.1	Securities Purchase Agreement, dated May 17, 2010, as filed as Exhibit 10.1 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.2	Registration Rights Agreement, dated May 24, 2010, as filed as Exhibit 10.4 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.3	Security Agreement, dated May 24, 2010, as filed as Exhibit 10.3 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.4	Form of Senior Secured Convertible Note, as filed as Exhibit 10.2 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.5	Form of Series A Warrants, as filed as Exhibit 10.5 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.6	Form of Series B Warrants, as filed as Exhibit 10.6 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.7	Form of Series C Warrants, as filed as Exhibit 10.7 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.8	Securities Purchase Agreement, dated February 24, 2011, as filed as Exhibit 10.1 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.
4.9	Form of Convertible Note, as filed as Exhibit 10.2 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.
4.1	Security Agreement, dated February 24, 2011, as filed as Exhibit 10.3 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.
4.11	Form of Warrant, as filed as Exhibit 10.4 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.
4.12	Form of Convertible Note in connection with the sale of same on April 12, 2011.*
4.13	Security Agreement, dated April 12, 2011.*
4.14	Form of Securities Purchase Agreement in connection with the sale of Units on April 14, 2011.*
4.15	Form of Warrant in connection with Securities Purchase Agreement dated April 14, 2011.*
10.1	Executive Services Agreement with Denis Corin as filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB as filed on November 14, 2007 and incorporated herein by reference.
10.2	Amended Executive Services Agreement with Denis Corin as filed as Exhibit 10.2 to our Quarterly Report on Form 10-QSB as filed on November 14, 2007 and incorporated herein by reference.
10.3
License Agreement made March 6, 2000 between GeneMax Pharmaceuticals, UBC and Dr. Jefferies as filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed on April 15, 2005 and incorporated by reference herein.

10.4
Collaborative Research Agreement made September 1, 2000 between GeneMax Pharmaceuticals, GeneMax Pharmaceuticals Inc. and UBC as filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed on April 15, 2005 and incorporated by reference herein.

10.5
Production Services Agreement made March 18, 2003 between the company and Molecular Medicine as filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed on April 15, 2005 and incorporated by reference herein.

10.6
Biological Materials Transfer Agreement made October 21, 2003 between the company and National Institutes of Health as filed as an Exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2004 as filed on April 15, 2005 and incorporated by reference herein.

10.7
Option and Settlement Agreement made January 23, 2006 between GeneMax Pharmaceuticals, GeneMax Pharmaceuticals Inc., UBC and Dr. Jefferies as filed as an Exhibit to the company's Current Report on Form 8-K as filed on January 24, 2006 and incorporated by reference herein.

10.8	2009 Stock Incentive Plan as filed as Exhibit B to our Information Statement filed on Definitive Schedule 14-C on January 29, 2010 and incorporated herein by reference.
10.9
Technology Option Agreement, dated June 1, 2010, between TapImmune Inc. and Mayo Foundation for Education and Research as filed as an Exhibit to the company's Current Report on Form 8-K as filed on June 4, 2010 and incorporated by reference herein.

10.10	Employment Agreement between Dr. Glynn Wilson and the Company dated March 16, 2011.*
21.1	Subsidiaries of TapImmune Inc.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
31.2	Certification of Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350*
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.
Signature	Title	Date

/s/ Glynn Wilson	Chairman, Chief Executive Officer and Principal Executive Officer	April 17, 2011
Glynn Wilson

/s/ Denis Corin	President, Chief Financial Officer, Acting Accounting Officer and a director	April 17, 2011
Denis Corin