Form 10-Q
period 2011-03-31
TAPIMMUNE INC
filed 2011-05-23
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

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
Yes  ☐   No  ☒

As of April 30, 2011, the Company had 47,397,579 shares of common stock issued and outstanding.

__________

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$37,533	$23,516
Due from government agency	1,112	1,083
Prepaid expenses and deposits	700	700
Deferred financing costs (Note 5)	-	91,134

	$39,345	$116,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$795,338	$809,292
Research agreement obligations (Note 3)	176,238	141,761
Derivative liability – conversion option (Note 4)	-	175,389
Derivative liability – warrants (Note 4)	647,100	1,225,125
Convertible note payable (Note 5)	-	353,050
Loans payable (Note 6)	57,000	425,000
Due to related parties (Note 7)	248,205	259,305
	1,923,881	3,388,922

Convertible note payable (Note 5)	442,825	-

	2,366,706	3,388,922

Stockholders’ Deficit
Capital stock (Note 8)
Common stock, $0.001 par value, 150,000,000 shares authorized
45,452,099 shares issued and outstanding (2010 – 40,256,027)	45,452	40,256
Additional paid-in capital	29,991,629	27,844,666
Shares and warrants to be issued (Note 8)	32,331	34,980
Deferred compensation	(73,125)	-
Deficit accumulated during the development stage	(32,260,876)	(31,131,496)
Accumulated other comprehensive loss	(62,772)	(60,895)
	(2,327,361)	(3,272,489)

	$39,345	$116,433

Commitments and Contingencies (Notes 3 and 10)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		July 27, 1999 (inception) to March 31,
	2011	2010	2011

Expenses
Consulting fees	$50,500	$12,000	$1,909,937
Consulting fees – stock-based (Note 8)	157,352	863,698	5,149,905
Depreciation	-	-	213,227
General and administrative	5,119	15,966	2,616,641
Interest and finance charges (Note 4)	356,710	165,596	5,510,291
Management fees (Note 7)	62,100	69,300	2,585,754
Management fees – stock-based (Notes 7 and 8)	301,134	324,000	4,236,099
Professional fees	116,014	135,834	4,172,801
Research and development (Note 7)	51,422	43,273	5,758,862
Research and development – stock-based	-	-	612,000
	1,100,351	1,629,667	32,765,517

Net Loss Before Other Items	(1,100,351)	(1,629,667)	(32,765,517)

Other Items
Foreign exchange (loss) gain	(8,041)	(4,479)	35,312
Changes in fair value of derivative liabilities	(105,718)	-	1,580,518
Loss on debt financing	-	-	(1,644,750)
Loss on settlement of debt (Note 5)	(607,845)	-	(186,959)
Gain on extinguishment of derivative liabilities - warrants (Note 5)	692,575	-	692,575
Interest income	-	-	33,344
Loss on disposal of assets	-	-	(5,399)

Net Loss for the Period	(1,129,380)	(1,634,146)	(32,260,876)

Deficit Accumulated During the Development Stage, beginning of period	(31,131,496)	(25,274,076)	-

Deficit Accumulated During the Development Stage, end of period	$(32,260,876)	$(26,908,222)	$(32,260,876)

Basic and Diluted Net Loss per Share	$ (0.03)	$ (0.04)

Weighted Average Number of Common Shares Outstanding	40,572,811	38,854,230

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,	July 27, 1999 (inception) to March 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(1,129,380)	$(1,634,146)	$(32,260,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	-	1,644,750
Changes in fair value of derivative liabilities	105,718	-	(1,580,518)
Loss on settlement of debt	607,845	-	607,845
Gain on extinguishment of derivative liabilities - warrants	(692,575)	-	(692,575)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	356,710	146,979	5,147,777
Stock-based compensation	458,486	1,187,698	10,014,254
Changes in operating assets and liabilities:
Due from government agency	-	(31)	(1,064)
Prepaid expenses and receivables	-	(30,000)	(24,700)
Deferred financing costs	91,134	-	25,249
Accounts payable and accrued liabilities	(236,833)	98,211	2,978,767
Research agreement obligations	34,477	25,925	394,369
Net Cash Used in Operating Activities	(404,418)	(205,364)	(13,948,981)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	-	-	9,622,125
Convertible notes, net of repayments	504,535	-	1,301,906
Proceeds from loans payable	-	-	425,000
Notes and loans payable	-	-	919,845
Advances from related parties	(86,100)	85,300	1,512,891
Net Cash Provided by Financing Activities	418,435	85,300	13,781,767

Net (Decrease) Increase in Cash	14,017	(120,064)	37,533

Cash, Beginning of Period	23,516	141,431	-

Cash, End of Period	$37,533	$21,367	$37,533

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 (UNAUDITED)

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

Since inception, the Company and the Universities have been parties to various Collaborative Research Agreements (“CRA”) appointing such Universities to carry out development of the licensed technology and providing TapImmune the option to acquire the rights to commercialize any additional technologies developed within the CRA. The lead product candidate, now wholly owned and with no ongoing license or royalty, resulting from these license agreements is an immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically, the Company has obtained and expanded on three U.S. and international patents, tested various viral vectors, licensed a viral vector and is working towards production of a clinical grade vaccine. The Company plans to continue development of the lead product vaccine through to clinical trials in both oncology and infectious diseases alone or in partnership with other vaccine developers.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at March 31, 2011, the Company had a working capital deficit of $1,884,536, of which $647,100 comprises derivative liabilities recorded as current and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

The Company was able to substantially complete ongoing restructuring plans in the second half of 2009. Additional funding and equity for debt settlements have retired notes payable and certain other debt obligations were satisfied. In 2010 additional funding was raised through equity and debt placements and continuing restructuring of debt and equity instruments. Additional capital is required currently to expand programs including pre-clinical work and to establish future manufacturing contracts necessary for clinical trials for the lead Transporters of Antigen Processing (TAP) vaccine and infectious disease adjuvant technology. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

There is no certainty that the Company will be able to raise sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

NOTE 2:                 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR AN INTERIM PERIOD

Basis of Presentation
In the opinion of management, the accompanying balance sheets and related interim statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. Examples include: valuation of the derivative liabilities and stock-based compensation. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K filed on April 18, 2011, with the U.S. Securities and Exchange Commission.

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

At December 31, 2008, $243,598 (€172,801) was owing to Crucell under this agreement. During the year ended December 31, 2010, management negotiated a settlement of the outstanding balance requiring a €17,000 cash payment (paid) and the issuance of 265,000 shares of the Company’s common stock (issued, refer to Note 8).

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at March 31, 2011, the Company had accrued $176,238 (€125,000) under the amended agreement. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received any notice terminating the license agreement. Management plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will be maintained or that management will successfully negotiate new terms.

NOTE 4:                 DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

The Company has evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40 Contracts in an Entity’s Own Equity to the issued and outstanding warrants to purchase common stock that were issued with the convertible notes during the year ended December 31, 2010 and those issued as finders’ fees. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives due to a ratchet down protection feature available on the exercise price (Note 5). Under ASC 815-40-25, the Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values reflected in the statements of operations as “Changes in fair value of derivative liabilities”. These derivative instruments are disclosed on the balance sheet under ‘Derivative liabilities – warrants’.

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants issued with the convertible notes during the year ended December 31, 2010. At March 31, 2011, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

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
	December 31, 2010				March 31, 2011
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Series A Warrants	2.0	2.00%	0.00%	199%	1.75	0.80%	0.00%	199%
Series B Warrants	0.4	0.40%	0.00%	199%	0.15	0.09%	0.00%	199%
Series C Warrants	-	-	-	-	-	-	-	-
Conversion Option	0.4	0.40%	0.00%	199%	-	-	-	-

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

As of March 31, 2011
Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 647,100	-	-	$ 647,100	$ 647,100
Derivative liability – conversion option	-	-	-	-	-
Total	$ 647,100	-	-	$ 647,100	$ 647,100

As of December 31, 2010
Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 1,225,125	-	-	$ 1,225,125	$ 1,225,125
Derivative liability – conversion option	175,389	-	-	175,389	175,389
Total	$ 1,400,514	-	-	$ 1,400,514	$ 1,400,514

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended March 31, 2011:
	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Beginning balance as of May 24, 2010	$ 2,296,250	$ 790,500	$ 3,086,750
Total unrealized gains or losses included in net loss	(1,071,125)	(615,111)	(1,686,236)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31, 2010	1,225,125	175,389	1,400,514
Total unrealized gains or losses included in net loss	194,550	(88,832)	105,718
Debt settlement	(772,575)	(86,557)	(859,132)
Transfers in and/or out of Level 3	-	-	-
Ending balance at March 31, 2011	$ 647,100	$ -	$ 647,100

NOTE 5:                 CONVERTIBLE NOTE PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current period:

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at March 31, 2011

2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$ 1,184,694	$ -	$ 741,869	$ 442,825

On February 24, 2011, the Company entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Notes (the “February 2011 Notes”) with a maturity date of three years after the issuance thereof in the aggregate principal amount of $1,184,694. Consideration under the notes consisted of $944,695 in cash proceeds, including accrued interest, and $240,000 was subscribed for by the holders of outstanding and demandable 2010 secured convertible notes (the “2010 Notes”), of which, $80,000 was allocated for the extinguishment of the Series A, Series B and Series C warrants related to the 2010 Notes. In connection with the issuance of the February 2011 Notes, the Company entered into a 2011 Security Agreement with the note holders securing the February 2011 Notes with all of the Company’s assets. One year after the issuance of the February 2011 Notes, the note holders have the option to convert a portion or all of the outstanding balance of the February 2011 Notes including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.15 per share.

The February 2011 Notes bear interest at the rate of 10% per annum except in case of default, in which case they bear interest at the rate of 20% per annum. The interest is due on the February 2011 Notes at the end of each three month period, starting three months from their issuance. One year after the issuance of the February 2011 Notes, the Company may elect to prepay a portion of the principal. If the Company makes such an election, the holders may elect to receive such prepayment in cash or in shares of the Company’s common stock or in a combination thereof.

In connection with the issuance of the February 2011 Notes, the Company issued 2,369,388 warrants, exercisable into common stock at $0.25 with five year terms. The Company may force the exercise of the warrants at any time that the average volume weighted average price of the Company’s common stock over the prior ten trading days is greater than $0.50, the average daily dollar volume of the Company’s common stock sold over those ten trading days is greater than $25,000 and there is an effective registration statement covering the resale of the shares underlying the warrants.

At closing, the Company allocated the net proceeds to the debt and warrants based on their relative fair value. The fair value of the warrants was recorded at $299,409 and allocated to equity and the debt was recorded at $885,285. The fair value of the warrants was calculated using the Black-Scholes option pricing model under the following assumptions: estimated life five years, risk free rate 2.6%, dividend yield 0% and volatility of 253%. The Company recognized an embedded beneficial conversion feature of $457,368 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature. The note discount and the beneficial conversion feature were recorded as a debt discount. The debt discount is being accreted over the three year term of the February 2011 Notes using the effective interest rate method.

To March 31, 2011, accretion of the debt discount of $14,908 was recorded.

	Face Value	Principal Repayment in Cash	Principal Repayment in Shares and Warrants	Principal Repayment in February 2011 Notes	Balance at March 31, 2011

2010 Secured Convertible Notes
Senior Secured Notes, due May 19, 2011	$ 1,530,000	$ (1,053,333)	$ (316,667)	$ (160,000)	$ -

On May 24, 2010, the Company entered into a securities purchase agreement with accredited investors to place the 2010 Notes with a maturity date of one year after the issuance thereof in the aggregate principal amount of $1,530,000 for gross consideration of $1,275,000. The $1,275,000 consisted of $712,254 in cash proceeds to the Company, $212,746 of services and $350,000 was subscribed for by the holder of an outstanding and due 2009 convertible debenture. In connection with the issuance of the notes, the Company entered into a 2010 Security Agreement with the note holders securing the 2010 Notes with all of the Company’s assets. The 2010 Note holders had the option to convert the outstanding balance of the notes including any accrued interest into shares of the Company’s common stock at a maximum conversion rate of $0.30 per share at any time.

The 2010 Notes were placed at a 20% discount from their face value and bore no interest except in case of an event of default, in which case they would bear interest at the rate of 18% per annum. The principal and any interest due on the 2010 Notes was due in 9 equal monthly installments starting in September 2010. Subject to the satisfaction of certain customary conditions including the effectiveness of a registration statement and certain minimums on the amount and value of the shares of the Company’s common stock traded on the Over-the-Counter Bulletin Board, the Company could elect to pay amounts due on any installment date in either cash or shares of its common stock. Any shares of its common stock that the Company issued as payment on an installment date would have been issued at a price which would be equal to the lesser of $0.30 per share or 85% of the average of the volume-weighted average prices of the Company’s common stock on the Over-the-Counter Bulletin Board on each of the twenty trading days immediately preceding the applicable installment date.

The Company paid a finders’ fee of $64,000 and issued 1,400,000 broker’s warrants (described below) valued at $167,000. The finder’s fee and fair value of the broker’s warrants was accounted for as deferred financing costs, and was being amortized over the term of the notes. During the quarter ended March 31, 2011, $52,508 of the deferred financing costs were amortized and the remaining balance of $38,626 was recognized as loss on settlement of debt.

In February 2011, the Company negotiated an early settlement of $640,000 of the outstanding 2010 Notes. Pursuant to the settlement agreement, the Company paid $480,000 in cash, issued $240,000 in February 2011 Notes and retired 4,000,000 Series A Warrants, 3,200,000 Series B Warrants and 4,000,000 Series C Warrants. Under the agreement, those holders released the Company from the remaining obligations under the securities purchase agreement entered into during fiscal year 2010, the 2010 security agreement and other conditions related to the issuance of the 2010 Notes.

In March 2011, the Company entered into a debt settlement and warrant extinguishment agreement to settle $83,333 of the 2010 Notes and retire 625,000 Series A Warrants, 500,000 Series B Warrants and 625,000 Series C Warrants of the Company by issuing to the 2010 Note holder 641,023 shares of common stock and a warrant, to purchase up to 250,000 shares of common stock (Note 8).

In addition, the Company has also entered into an agreement to settle the remaining $233,333 of the 2010 Notes in exchange for 2,048,578 common shares (Note 8). Further, the Company entered into a memorandum of understanding with the former 2010 Note holder to extinguish the 4,900,000 warrants related to the 2010 Note which were outstanding as of March 31, 2011. The parties agreed to extinguish those warrants for a new warrant to purchase 1,000,000 shares of common stock and a new April 2011 Note for $25,000. The warrants are expected to be retired upon the Company closing additional financing and clearing other requirements prior to settlement.

During the three month period ended March 31, 2011, the Company settled all of the outstanding 2010 Notes. The settlement of the 2010 Notes, was completed by cash payments, share and warrant issuances and the issuance of February 2011 Notes. In aggregate the consideration was deemed to have a fair value of $1,169,301, which resulted in a loss on debt settlement of  $607,845.

A summary of the status of the warrants issued with the 2010 Notes, outstanding as of March 31, 2011, is presented below:

	Issued to Note holders	Issued as broker’s warrants	Maximum Exercise price	Term

Series A Warrants	1,750,000	500,000	$ 0.30	5 Years
Series B Warrants	1,400,000	400,000	0.30	1 Year
Series C Warrants *	1,750,000	500,000	0.30	5 Years
* The Series C Warrants are only exercisable proportionately with the exercise of the Series B Warrants.

The 2010 Notes and Warrants included price adjustment provisions whereby the exercise price will be adjusted downwards based on future sales, issuances, or conversions of equity or debt, which results in a share issuance at a per share amount less than $0.30 per share. The calculated lower per share amount from the future transaction will be the adjusted conversion rate available to the Note and Warrant holders.

The economic characteristics and risks of the embedded Conversion option in the Notes (“Conversion option”) are not considered clearly and closely related to the economic characteristics and risks of the host debt contract. The price adjustment features included in the embedded Conversion option and the Warrants are not considered indexed to the Company’s own stock. Pursuant to the guidance of ASC 815-10, the embedded Conversion option in the Notes meet the characteristics of a derivative instrument and must be valued separately  from the host debt contract. In accordance with ASC 815-40-25, the Company has evaluated the Notes’ conversion option and recorded $790,500 as the initial fair value of the Conversion option Derivative liability. The fair value was determined using the Black-Scholes option pricing model, which management regarded as appropriate due to the expectation of an upward trending stock price, with current assumptions as outlined in the following paragraphs.

As a result of certain price adjustment clauses related to the Warrants, the Warrants are not included in the Company’s equity. The Company has recorded the fair value of these Warrants and the brokers’ warrants as “Derivative liability – warrants” initially in the amount of $2,296,250. (Note 4)

The proceeds received for the 2010 Notes were initially allocated to the embedded Conversion option and then to the Warrants based on their estimated fair value.

During the quarter ended March 31, 2011, the Company recorded a gain of $692,575 to write-off the fair value of the warrants under ‘Extinguishment of derivative liabilities – warrants’ in the consolidated statements of operations, which is net of  $80,000 consideration assigned to the warrants in partial settlement of the Series A, Series B and Series C warrants.

The remaining difference of $194,550 between “Derivative liability – warrants” as of December 31, 2010 and March 31, 2011 was accounted for under ‘Changes in derivative liabilities in the consolidated statements of operations (Note 4).

To March 31, 2011, accretion of the debt discount relative to the 2010 Notes was equal to $1,193,178. The Company repaid $480,000 of the principal during the quarter ended March 31, 2011.

NOTE 6:                 LOANS PAYABLE

As at March 31, 2011, there were loan advances from third parties in the amount of $57,000 (2010 - $425,000), which are due on demand. The loan advances in the amount of $50,000 were made to the Company with the expectation of being converted into convertible debentures (Note 11). These loans will be rolled into the new convertible notes issued subsequent to the quarter end. The loans in the amount of $7,000 are accruing interest of 10% per annum with no repayment terms.

NOTE 7:                 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $62,100 (2010 - $69,300) in management fees and $22,500 (2010 - $18,000) in research and development paid to officers and directors during the period;
(b)	recorded $301,134 (2010 - $324,000) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period; and
(c)	converted $75,000 (2010 - $Nil) of debt due to related parties during the period, which were settled in connection with an equity issuance effective March 23, 2011.

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is  the amount established and agreed to by the related parties as representing fair value. The Company accounted for the debt settlement transactions with related parties at management’s estimate of fair value, which is evidenced by quoted market price of Company’s shares in an observable market.

At March 31, 2011, the Company had amounts owing to directors and officers of $248,205 (December 31, 2010 - $259,305). These amounts were in the normal course of operations. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 8:                 CAPITAL STOCK

Share Capital

Prior to March 27, 2007, the authorized capital of the Company consisted of 50,000,000 common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value. On March 27, 2007, the Company’s Articles of Incorporation were amended to increase the authorized shares of common stock from 50,000,000 shares of common stock to 200,000,000 shares. On June 28, 2007, the Company completed a reverse stock split thereby issuing 1 new share for each 2.5 outstanding shares of the Company’s common stock. Accordingly, the Company’s authorized share capital was decreased from 200,000,000 common shares to 80,000,000 common shares. On January 22, 2009 the authorized shares of common stock increased from 80,000,000 shares to 500,000,000 shares. Effective July 10, 2009, the Company executed a further 1 for 10 reverse stock split while simultaneously reducing the authorized shares of common stock to 50,000,000 common shares with a $0.001 par value. Effective February 21, 2010, the Company increased its authorized shares of common stock from 50,000,000 shares to 150,000,000 common shares. The Company maintained its authorized shares of preferred stock at 5,000,000.

All prior period share transactions included in the Company’s stock transactions and balances have been retroactively restated to give effect to the 1 for 10 reverse stock split noted above.

2011 Share Transactions

On March 21, 2011, the Company issued 641,023 shares of its restricted common stock pursuant to debt settlement and warrant extinguishment agreement to settle $83,333 of the 2010 Notes and partial extinguishment of the Series A, Series B and Series C Warrants. At the time of issuance, the fair value of the shares was determined to be $115,384, based on the quoted market price of $0.18 per share, which has been recorded against the carrying value of the debt.

On March 23, 2011, the Company issued 1,180,000 shares of its restricted common stock pursuant to various consulting agreements At the time of issuance the fair value of the shares was determined to be $227,432 based on the quoted market price of $0.18 per share.

On March 23, 2011, the Company issued 885,295 shares of its restricted common stock  pursuant to debt settlement agreements to settle $150,500 of outstanding trade payables. At the time of issuance the fair value of the shares was determined to be $172,633 based on the quoted market price of $0.195 per share. The Company recorded $22,133 as loss on settlement of debt.

On March 23, 2011, the Company issued 441,177 shares of its restricted common stock to related parties, pursuant to debt settlement agreements to settle $75,000 of its outstanding trade payables. At the time of issuance the fair value of the shares was determined to be $86,030 based on the quoted market price of $0.195 per share. The Company recorded the calculated loss on settlement of $11,030 to accumulated paid-in capital as it was with related parties.

On March 30, 2011, the Company issued 2,048,578 shares of its restricted common stock pursuant to an exchange agreement to settle $233,333 of the 2010 Notes. At the time of issuance the fair value of the shares was determined to be $450,687 based on the quoted market price of $0.22 per share. The proportionate accreted amount of the 2010 Note as of March 30, 2011 was $77,421. The Company recorded the difference between the fair value and accreted amount of $373,266 as loss on settlement of debt.

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

On February 16, 2011, the Company granted a total of 850,000 stock options at an exercise price of $0.17 per share to consultants and management, which vest monthly over twenty four month period. The term of the options is ten years. Additionally, on February 16, 2011, the Company approved the repricing of 2,928,000 stock options issued to consultants and management. Options with an exercise price of $0.97 were repriced to $0.17 per share and the Company recognized aggregate incremental fair value of the repriced options of $40,260 during the quarter. The incremental fair value was determined using the Black-scholes option pricing model with weighted average assumptions as follows: Expected life of 3.48 years, an expected volatility of 199%, dividend yield of 0% and risk-free rate of 1.4%. On March 16, 2011, the Company granted 2,000,000 stock options to management at an exercise price of $0.19 per share, of which, 1,000,000 vested immediately and the remaining vest monthly over twenty four month period. The aggregate fair value of the new grants was estimated at $522,500, or $0.18 per option, using the Black-Scholes option pricing model with weighted average assumptions as follows: a risk free interest rate of 2.4%, a dividend yield of 0%, an expected volatility of 248%, and an expected life of 6.43 years. The expensed portion of the value of the granted and vested options during the three months ended March 31, 2011 was $266,569 (2010 - $339,120) which was recorded as stock based consulting and management fees.

A summary of the Company’s stock options as of March 31, 2011 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	3,272,000	$0.92	8.65
Issued	2,850,000	0.18	6.43
Cancelled	(94,000)	.97	6.73

Balance, March 31, 2011 (Unaudited)	6,028,000	$0.18	7.50

At March 31, 2011, the intrinsic value of the vested options was equal to $602,800.

A summary of the status of the Company’s unvested options as of March 31, 2011 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2010	208,332	$0.84
Granted	2,850,000	0.18
Vested	(1,446,875)	0.18
Cancelled	-	-

Unvested, March 31, 2011 (Unaudited)	1,611,457	$0.18

Share Purchase Warrants

On March 21, 2011, the Company issued 250,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a debt settlement agreement (Note 5). The fair value of these warrants was determined to be $44,750, using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.04%, a dividend yield of 0%, and an expected volatility of 251%.

On February 24, 2011, the Company issued 2,369,388 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a securities purchase agreement (Note 5). The fair value of these warrants was determined to be $400,427, using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.19%, a dividend yield of 0%, and an expected volatility of 251%.

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

A summary of the Company’s stock purchase warrants as of March 31, 2011 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	24,868,300	$0.45	3.24
Issued	2,619,388	0.25	4.94
Extinguished or expired	(13,660,500)	0.33	-

Balance, March 31, 2011 (Unaudited)	13,827,188	$0.53	3.47

NOTE 9:                 SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As of March 31, 2011, the prepaid portion of the fair value of shares issued pursuant to consulting services agreements was $73,125 and has been recorded as deferred compensation (December 31, 2010 - $nil).

During the period, $175,000 of accounts payable was settled by the issuance of 1,029,413 restricted common shares with a value of $0.195 per share (refer to Note 8).

Pursuant to the consulting arrangements, the Company issued 1,477,059 restricted common shares at a deemed price of $0.195 per share (refer to Note 8).

Pursuant to the debt settlement agreements entered into during the period, the Company issued 641,023 restricted common shares at a deemed price of $0.18 per share (refer to Note 5).

Pursuant to the debt settlement agreements entered into during the period, the Company issued 2,048,578 restricted common shares at a deemed price of $0.195 per share (refer to Note 5).

Pursuant to the debt settlement and warrant extinguishment agreements entered during the period, the Company issued February 2011 Notes in the amount of $240,000, of which, $80,000 was deemed to be for partial settlement of the 2010 Series A, Series B and Series C warrants (Note 5).

	Three Months Ended March 31,
	2011	2010

Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NOTE 10:                      CONTINGENCY AND COMMITMENTS

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

The Company has agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, will pay all the costs incurred by Mayo Clinic, not to exceed a total of $841,000. Both Parties agree that within 30 days after Mayo Clinic informs the Company in writing about the receipt of FDA approval, the parties shall enter into a formal research agreement.

Management Services Agreement

During the quarter ended March 31, 2011, the Company approved an employment agreement with the Chairman and Chief Executive Officer of the Company with an initial term of 2 years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 2,000,000 shares of the Company’s common stock, 50% of which vested on March 16, 2011, while the remainder will vest monthly over a period of two years (41,667 per month). The option price is $0.19 and shall be exercisable for at least five years.

The Company has estimated its minimum annual obligations under the above agreements through December 31, 2013 as follows:

2011                                                      $ 751,591
2012                                                         625,500
2013                                                           25,000
                            $1,402,091

NOTE 11:                      SUBSEQUENT EVENTS

April 2011 Notes

On April 12, 2011 the Company sold convertible notes (the “April 2011 Notes”) to investors with a final maturity date of April 12, 2014 and a face amount of $165,000. The April Notes bear interest at the rate of 10% per year which, in the case of a default, increases to 20% per annum. The principal is due on the third anniversary of the April 2011 Notes and interest is due on the April 2011 Notes every three months starting three months from their issuance. One year after the issuance of the April Notes, the Company may elect to prepay a portion of all of the April Notes. If the Company makes such an election, the holders of the April 2011 Notes may elect to receive such prepayment in cash, in shares of the Company’s common stock or in a combination thereof. One year after the issuance of the April 2011 Notes, a holder of an April 2011 Note may elect to convert a portion or all of such April 2011 Note at $0.15 per share.

The Company entered into a Security Agreement to secure payment and performance of the Company’s obligations under the April 2011 Notes pursuant to which the Company granted the investors a secondary security interest in all of its assets.

Pursuant to a warrant extinguishment agreement, the Company issued a convertible note in the face amount of $25,000, with the same terms as the April 2011 Notes, and 1,000,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date, to retire the 1,750,000 Series A Warrants, 1,400,000 Series B Warrants and 1,750,000 Series C Warrants relating to the 2010 Notes.

April Unit Financing

On April 14, 2011 the Company issued 30,333 Units for an aggregate of $91,000 where each “Unit” was issued at a per-Unit price of $3.00 and consists of 20 shares of common stock and 6 warrants to purchase 6 shares of the Company’s common stock at an exercise price of $0.38 for a term of 24 months. The Units do not provide purchasers with registration rights.

The Company has evaluated subsequent events from the balance sheet date, March 31, 2011, through the date these financial statements were issued. Management has determined that there are no additional events that would require disclosure in these financial statements.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2011 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2010.

Overview
We are a biotechnology company whose strategic vision is to develop and market products specializing in the application of discoveries in cellular and molecular immunology and cancer biology to the development of proprietary therapeutics aimed at the treatment and eradication of cancer, the prevention of infectious diseases and the stockpiling of biodefense agents. Our technologies are based on an understanding of the function of a protein pump known as “TAP”, which is located within cells and which is essential to the processing of foreign (microbial) or autologous antigens, and subsequent presentation to the immune system for eradication of the cancer or infected cell. We currently have none of our product candidates on the market and are focusing on the development and testing of our product candidates as well as joint development products.

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

As a key part of its overall strategy, and with adequate funding, the company is also pursuing the development of prophylactic vaccines against infectious microbes and will also do so in partnership with other vaccine developers. The company intends to develop the TAP technology for use as a vaccine that restores normal immune recognition for the treatment of cancer and supplements immune recognition for the development of prophylactic vaccines as well as biodefence vaccines.

TapImmune’s Target Market Strategy
With the required funding in place, we will support and expand on our key infectious disease partnerships, including our collaboration efforts with Aeras TB Foundation and Mayo Clinic. We will also continue product development in oncology alone and through our collaboration on HER2/neu breast cancer with Mayo Clinic and other potetial corporate partners. Cancer encompasses a large number of diseases that affect many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers. IMS has estimated that the cancer market will mushroom from $48 billion to $75 billion in 2012 with biopharma companies anticipating that cancer vaccines will grab a large slice of the market (Fierch Biotech, March 23, 2010). The goal of TapImmune management is to have the FDA approve our cancer vaccines within the next few years so that we can secure a portion of this market.

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

Research and Development Efforts
We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements. Our first generation TAP vaccines that have been used in animal preclinical studies are based on insertion of TAP genes into a proprietary modified adenovirus vector. For clinical studies, we plan to have this product manufactured using the PerC6 cell line licensed from Crucell Holland B.V. (“Crucell”). We have an opportunity to take advantage of our potential partners’ capabilities while reducing our overhead costs. Moving into the development phase, we plan to initiate a contract with a qualified CRO (contract research organization) for the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices (“GMP”) and Good Laboratory Practices (“GLP”) certification. We will also plan to rely on our new collaboration agreements with Aeras and Mayo clinic to demonstrate the use of TAP in new vaccine candidates. In parallel with our adenoviral vector approach we plan to develop non-viral vectors for the delivery of plasmid DNA.

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

If all these conditions are met, then management believes that such cancer vaccines should generate a sufficiently strong immune response to kill the cancer cells. However, the identification of suitable cancer-specific antigen proteins to use in these therapeutic vaccines has proven extremely complex. In addition, the MHC Class I proteins are highly variable, with over 100 different types in humans and, as a result, any one-cancer antigen peptide will not produce an immune response for all individuals. Cancers are “genetically unstable” and their proteins are highly variable, so that the selected cancer antigen protein may result in the immune system only attacking a small subset of the cancerous cells.

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

Phase I Human Clinical Trials
Management believes that, subject to current financing efforts Phase I human clinical trials on the HER2/neu cancer vaccine in collaboration with the Mayo Clinic will commence in 2011. The Phase I human clinical trials will be designed to provide data on the safety of the HER2/neu antigens. These studies will also measure immune responses. In parallel we will complete the manufacturing and toxicity of AdTap1 for subsequent Phase I human clinical trials and for combination in later stage clinical trials with the HER2/neu antigens.

Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I there is an initial introduction of the therapeutic candidate into healthy human subjects or patients. The drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. For immunotherapeutics/vaccine, Phase I studies are conducted in cancer patients and include the measurement of cellular immune reponses. Phase II usually involves studies in a limited patient population to assess the clinical activity of the drug in specific targeted indications, assess dosage tolerance and optimal dosage and continue to identify possible adverse effects and safety risks. If the therapeutic candidate is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

HER2/neu Vaccine Technology – Mayo Clinic

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. Under the principle investigator Dr Keith Knutson, an IND application followed by Phase 1 clinical studies could begin as early Q2 2011.

Infectious Disease Application for “TAP” Adjuvant
TapImmune plans to develop or license out our technology for the creation of enhanced viral vaccines, such as for smallpox and others, based on our findings that TAP can augment immune responses. We have presented data showing that increasing TAP expression in TAP-competent antigen presenting cells (APCs) and/or virus infected cells increases the antigenic peptide associated with MHC class I expression on the cell surface, and leads to increased specific T cell-mediated immune responses. We believe this technology can add great value to the creation of new vaccines and enhance those that already exist. Our collaborations with Aeras TB Foundation and Mayo Clinic is evidence of this and we will continue to pursue additional partnerships and collaborations as a key strategy to expand our R&D program to optimize resources and to reduce costs and development Times. In our collaboration with the Mayo Clinic efficacy studies in small animals on a novel smallpox vaccine that includes TAP will be completed in 2011. The subsequent regulatory pathway for this product is to use the FDA’s “Animal Efficacy Rule” for completion of efficacy studies in primates followed by Phase I clinical studies on vaccine safety.

The cost of funding preclinical and clinical programs in cancer and infectious disease is estimated to be approximately $5 million. Sources of non-dilutive grant funding will also be applied for.

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

Mayo Foundation for Medical Education and Research
On May 26, 2010 we signed a Technology Option Agreement with the Mayo Foundation for Medical Education and Research, Rochester, MN, for the evaluation of HER2/neu peptide epitopes as antigens for a breast cancer vaccine. The agreement grants TapImmune and exclusive worldwide option to become the exclusive licensee of the technology after completion of Phase I clinical trials.

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

Effective August 7, 2008, we negotiated an amended license agreement for the use of Crucell’s adenovirus technology. We are required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at March 31, 2011, we have accrued $176,238 (€125,000) under the amended agreement.

National Institute of Allergy and Infectious Diseases
We signed a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines. We will continue to license this technology for the development of prophylactic vaccines against infectious diseases. Under the terms of this agreement, we are required to pay a royalty of $2,500 per year. This license is expected to be renegotiated if needed and pending adequate funding.

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

Our Financial Condition
During the next 12 months, we anticipate that we will not generate any revenue. We had cash of $37,533 and a working capital deficit of $1,884,536 at March 31, 2011. We will require significant additional financial resources and will be dependant on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding
Management believes that as a result of restructuring and recent financings and along with our exclusive Licensing Option agreement with the Mayo Clinic in Rochester, Minnesota, for the clinical development of a vaccine technology to treat HER-2/neu positive breast cancer we expect that an IND for the commencement of Phase 1 clinical trials will be filed in Q2, 2011.

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

In August 2010, we announced a second Research and Technology License Option Agreement with the Mayo Clinic, Rochester, MN, for the development of a new smallpox vaccine. Research in progress in the laboratories of Gregory Poland M.D., at the Mayo Clinic has begun the selection process for the most potent peptide antigens against the smallpox virus for combination with our TAP technology. In preclinical studies (Plos Pathogens 1: 289-98, 2005) our TAP technology improved the efficacy of a vaccinia virus vaccine by over a 100 fold. TapImmune believes that its approach provides the potential for development of a vaccine against smallpox that has broader application, is potentially more cost effective and has a better shelf-life than existing viral-based products.

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

During this quarter we successfully repaid the May 2010 convertible debentures and retired approximately 14 million warrants associated therewith.

We have made significant progress in the last 12 months with the establishment of excellent research and development collaborations and the recruitment of world-class advisors to help guide our technical and commercial programs. As we start our clinical programs we expect to reach a number of important milestones during 2011 in both cancer and infectious disease.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
We are a development stage company. We recorded a net loss of $1,129,380 during the three months ended March 31, 2011 compared to $1,634,146 for the three months ended March 31, 2010.

Operating costs decreased to $1,100,351 during the three months ended March 31, 2011 compared to $1,629,667 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $50,500 during the three months ended March 31, 2011 from $12,000 during the prior period, due primarily to new business development contracts entered into during the current period.

•
Consulting fees – stock-based decreased to $157,352 during the three months ended March 31, 2011 from $863,698 during the prior period. The lower current period expense is primarily due to lower market price of Company’s shares compared to the prior period, consisting of the fair value of option, stock and warrant grants earned during the period.

•
General and administrative expenses decreased to $5,119 in the three months ended March 31, 2011 from $15,596 in the prior period, with the decrease resulting primarily from a reduction in lower transfer agent and filing fee in the current period.

•
Interest and finance charges increased to $356,710 during the three months ended March 31, 2011 from $165,596 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with the convertible debentures.

•
Management fees decreased nominally to $62,100 during the three months ended March 31, 2011 from $69,300 during the prior period due to one less person in management in the current period offset somewhat by higher management fee.

•
Management fees – stock-based decreased to $301,134 during the three months ended March 31, 2011 from $324,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•	Professional fees decreased to $116,014 during the three months ended March 31, 2011 from $135,834 during the prior period, due to absence of expenses relating debt settlement in the current period.
•
Research and development increased to $51,422 during the three months ended March 31, 2011 from $43,273 during the prior period. This was due to higher technology licensing fee accrued and higher fees paid or accrued to our Chief Executive Officer in the current period.

Foreign exchange loss increased to $8,041 during the three months ended March 31, 2011 from a loss of $4,479 in the prior period primarily due to weaker USD against EURO in the current period.

During the quarter ended March 31, 2011, the Company recorded a loss on settlement of debt in the amount of $607,845 relating to early settlement of 2010 Notes and settlement of trade payables for shares.  The Company also recorded a gain from extinguishment of the derivative share purchase warrants in the amount of $692,575 as determined by the fair value of the warrants at the date of the settlement less the consideration attributed to the settlement of the warrants relating to the 2010 Notes.  There were no similar transactions in the prior period.

Our net loss for the three months ended March 31, 2011 was $1,129,380 or ($0.03) per share, compared to a net loss of $1,634,146 or ($0.04) per share in the prior period. The weighted average number of shares outstanding was 40,572,811 for the three months ended March 31, 2011 compared to 38,854,230 for the prior period.

Liquidity and Capital Resources
At March 31, 2011, we had $37,533 in cash. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below. We increased our net cash by $14,017 during the three months ended March 31, 2011 compared to a decrease of $120,064 during the prior period.

Operating Activities
Net cash used in operating activities during the three months ended March 31, 2011 was $404,418 compared to $205,364 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities
Net cash used in investing activities during the three months ended March 31, 2011 was $Nil compared to $Nil during the prior period.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2011 was $418,435 compared to $85,300 during the prior period. Current period financing consisted of proceeds from convertible notes offset by payments to related parties while prior period financing relates to advances from related parties.

At March 31, 2011, we had 6,028,000 stock options and 13,827,188 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.18 per share, with the warrants having a weighted average exercise price of $0.53 per share. Accordingly, as of March 31, 2011, the outstanding options and warrants represented a total of 19,835,188 shares issuable for proceeds of approximately $8,366,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised or that those warrants that contain a cashless exercise provision will not be exercised on a cashless basis.

As of March 31, 2011, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

As of March 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at March 31, 2011 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate entity level controls due to an ineffective audit committee resulting from the presence of only one of independent members on the current audit committee and the presence of only one outside director on our board of directors; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements relating to the 10-K report for fiscal year ended December 2009; (4) ineffective controls over period end financial disclosure and reporting processes.

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the fiscal year ended March 31, 2011 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                 Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on April 18, 2011.

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

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman, Chief Executive Officer and Principal Executive Officer Date: May 23, 2011

/s/ Denis Corin
Denis Corin President, Chief Financial Officer and Acting Principal Accounting Officer Date: May 23, 2011

__________