Form 10-Q
period 2011-06-30
TAPIMMUNE INC
filed 2011-08-22
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

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

(206) 336-5560
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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
Yes  ☐   No  ☒

As of August 1, 2011, the Company had 46,810,721 shares of common stock issued and outstanding.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company is restating its consolidated financial statements for the quarterly period ended June 30, 2010, initially filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2010 (the “Original Filing”). This restatement relates to the Company’s accounting for embedded conversion option and warrants in the convertible notes issued during the quarter ended June 30, 2010. The restatement of the Company’s accounting for the embedded conversion option and warrants in the convertible notes arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings.

As a result, and as previously disclosed in filings made with the SEC, on April 6, 2011, the Audit Committee of the Board of Directors of the Company, in consultation with management, concluded that the Company’s unaudited, consolidated financial statements and reports filed with the SEC for the fiscal quarter ended June 30, 2010 should not be relied upon. For a more detailed description of the effects of the restatement, see Note 1A in Part I—Item 1 of this report.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Description	Page

Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, and for the Period from July 27, 1999 (Date of Inception) to June 30, 2011 (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, and for the Period from July 27, 1999 (Date of Inception) to June 30, 2011 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$14,483	$23,516
Due from government agency	1,107	1,083
Prepaid expenses and deposits	36,418	700
	52,008	25,299

Deferred financing costs (Note 5)	40,029	91,134
	$92,037	$116,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$711,039	$809,292
Research agreement obligations (Note 3)	206,864	141,761
Derivative liability – conversion option (Note 4)	-	175,389
Derivative liability – warrants (Note 4)	94,500	1,225,125
Convertible note payable (Note 5)	-	353,050
Loans payable (Note 6)	7,000	425,000
Promissory note (Note 7)	100,000	-
Due to related parties (Note 8)	251,105	259,305
	1,370,508	3,388,922

Convertible note payable (Note 5)	504,469	-

	1,874,977	3,388,922

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 150,000,000 shares authorized
46,810,721 shares issued and outstanding (December 31, 2010 – 40,256,027)	46,810	40,256
Additional paid-in capital	30,927,927	27,844,666
Shares and warrants to be issued (Note 9)	112,536	34,980
Deferred compensation	(142,500)	-
Deficit accumulated during the development stage	(32,665,255)	(31,131,496)
Accumulated other comprehensive loss	(62,458)	(60,895)
	(1,782,940)	(3,272,489)

	$92,037	$116,433

Commitments and Contingencies (Notes 3 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		July 27, 1999 (inception) to June 30,
	2011	2010	2011	2010	2011
		(Restated)		(Restated)

Expenses
Consulting fees	$25,000	$26,699	$75,500	$38,699	$1,934,937
Consulting fees – stock-based (Note 9)	227,167	208,428	384,519	1,072,126	5,377,072
Depreciation	-	-	-	-	213,227
General and administrative	37,018	94,077	42,137	110,043	2,653,659
Interest and finance charges (Note 4)	98,127	170,257	454,837	335,853	5,608,418
Management fees (Note 8)	62,100	74,800	124,200	144,100	2,647,854
Management fees – stock-based (Notes 8 and 9)	29,563	324,000	330,697	648,000	4,265,662
Professional fees	164,943	278,073	280,957	413,907	4,337,744
Research and development (Note 8)	57,526	106,590	108,948	149,863	5,816,388
Research and development – stock-based	-	-	-	-	612,000
	701,444	1,282,924	1,801,795	2,912,591	33,466,961

Net Loss Before Other Items	(701,444)	(1,282,924)	(1,801,795)	(2,912,591)	(33,466,961)

Other Items
Foreign exchange (loss) gain	(6,906)	2,929	(14,947)	(1,550)	28,406
Changes in fair value of derivative liabilities (Note 4)	(217,400)	1,532,350	(323,118)	1,532,350	1,363,118
Loss on debt financing	-	(1,615,425)	-	(1,615,425)	(1,644,750)
Gain (loss) on settlement of debt (Note 9)	125,371	23,589	(482,474)	23,589	(61,588)
Gain on extinguishment of derivative liabilities - warrants (Note 5)	396,000	-	1,088,575	-	1,088,575
Interest income	-	-	-	-	33,344
Loss on disposal of assets	-	-	-	-	(5,399)

Net Loss for the Period	(404,379)	(1,339,481)	(1,533,759)	(2,973,627)	(32,665,255)

Basic and Diluted Net Loss per Share	$(0.01)	$(0.03)	$(0.04)	$(0.08)

Weighted Average Number of Common Shares Outstanding	46,676,086	39,826,027	43,641,308	39,342,813

Restatement (Note 1A)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,	Six Months Ended June 30,	July 27, 1999 (inception) to June 30,
	2011	2010	2011
		(Restated)

Cash Flows from Operating Activities
Net loss	$(1,533,759)	$(2,973,627)	$(32,665,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	1,615,425	1,644,750
Changes in fair value of derivative liabilities	323,118	(1,532,350)	(1,363,118)
(Gain) loss on settlement of debt	482,474	(23,589)	61,588
Gain on extinguishment of derivative liabilities - warrants	(1,088,575)	-	(1,088,575)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	454,837	329,365	5,245,904
Stock-based compensation	715,216	1,720,126	10,270,984
Changes in operating assets and liabilities:
Due from government agency	-	(31)	(1,064)
Prepaid expenses and receivables	-	(33,333)	(24,700)
Accounts payable and accrued liabilities	(204,637)	261,131	3,010,963
Net Cash Used in Operating Activities	(851,326)	(636,883)	(14,689,896)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	84,750	-	9,706,875
Deferred financing costs	51,105	57,512	(14,780)
Research agreement obligations	65,103	45,865	424,995
Convertible notes, net of repayments	724,535	712,254	1,521,906
Proceeds from loans payable	-	-	425,000
Notes and loans payable	-	-	919,845
Advances from (repayments to) related parties	(83,200)	130,079	1,515,791
Net Cash Provided by Financing Activities	842,293	945,710	14,499,632

Net (Decrease) Increase in Cash	(9,033)	308,827	14,483

Cash, Beginning of Period	23,516	141,431	-

Cash, End of Period	$14,483	$450,258	$14,483

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 10)

Restatement (Note 1A)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 (UNAUDITED)

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the three and six months ended June 30, 2010 related to the Company’s accounting for embedded conversion option and warrants in the convertible notes issued during the quarter ended June 30, 2010. Management had recorded the fair value of the Series A Warrants, Series B Warrants and Series C Warrants to equity. Following discussions with the SEC, in connection with comments issued by the staff of the SEC, the Company determined that its accounting for the warrants should be reviewed. As a result, management evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40 Contracts in an Entity’s Own Equity to the issued and outstanding warrants to purchase common stock that were issued with the convertible notes during the quarter ended June 30, 2010 and those issued as finders’ fees. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments are required to be accounted for as derivatives due to a ratchet down protection feature available on the exercise price (Note 5). Under ASC 815-40-25, the Company has recorded these derivative liabilities on its balance sheet at fair value with changes in the values reflected in the statements of operations as “Changes in fair value of derivative liabilities”.

The impact of the restatement on the consolidated financial statements as of and for the three and six months ended June 30, 2010, and from July 27, 1999 (inception) to June 30, 2010 is shown in the following tables:

As reported		Adjustment	As restated
Balance sheet data — June 30, 2010

Deferred financing costs	$-	$205,876	$205,876
Total Assets	465,123	205,876	670,999
Derivative liability – conversion option	-	372,300	372,300
Derivative liability - warrants	-	1,150,875	1,150,875
Total liabilities	$884,683	$1,523,175	$2,407,858
Additional paid-in capital	27,779,794	(1,455,000)	26,324,794
Deficit accumulated during the development stage	(28,205,404)	137,701	(28,067,703)
Stockholders’ Deficit	$(419,560)	$(1,317,299)	$(1,736,859)

As reported		Adjustment	As restated
Consolidated Statement of Operations data for the three months ended June 30, 2010
Consulting fees	$90,699	$(64,000)	$26,699
Interest and finance charges	147,033	23,224	170,257
Net Loss Before Other Items	(1,323,700)	40,776	(1,282,924)
Changes in fair value of derivative liabilities	-	1,532,350	1,532,350
Loss on debt financing	-	(1,615,425)	(1,615,425)
Net loss for the period	(1,297,182)	(42,299)	(1,339,481)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.00)	$(0.03)

As reported		Adjustment	As restated
Consolidated Statement of Operations data for the six months ended June 30, 2010
Consulting fees	$102,699	$(64,000)	$38,699
Interest and finance charges	312,629	23,224	335,853
Net Loss Before Other Items	(2,953,367)	40,776	(2,912,591)
Changes in fair value of derivative liabilities	-	1,532,350	1,532,350
Loss on debt financing	-	(1,615,425)	(1,615,425)
Net loss for the period	(2,931,328)	(42,299)	(2,973,627)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.00)	$(0.08)

As reported		Adjustment	As restated
Consolidated Statement of Operations data from July 27, 1999 (inception) to June 30, 2010
Consulting fees	$1,873,905	$(64,000)	$1,809,905
Interest and finance charges	4,223,232	23,224	4,246,456
Net Loss Before Other Items	(29,434,044)	40,776	(29,393,268)
Changes in fair value of derivative liabilities	-	1,532,350	1,532,350
Loss on debt financing	-	(1,615,425)	(1,615,425)
Net loss for the period	(28,205,404)	(42,299)	(28,247,703)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data for the six months ended June 30, 2010
Net loss	$(2,931,328)	$(42,299)	$(2,973,627)
Non-cash loss on debt financing	-	1,615,425	1,615,425
Changes in fair value of derivative liabilities	-	(1,532,350)	(1,532,350)
Non-cash interest and financing charges	286,979	42,386	329,365
Accounts payable and accrued liabilities	401,805	(140,674)	261,131
NET CASH USED IN OPERATING ACTIVITIES	$(579,371)	$(57,512)	$(636,883)

Deferred financing costs	-	57,512	57,512
NET CASH PROVIDED BY FINANCING ACTIVITIES	$945,710	$57,512	$1,003,222

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data from July 27, 1999 (inception) to June 30, 2010
Net loss	$(28,205,404)	$(42,299)	$(28,247,703)
Non-cash loss on debt financing	-	1,615,425	1,615,425
Changes in fair value of derivative liabilities	-	(1,532,350)	(1,532,350)
Non-cash interest and financing charges	3,835,068	42,386	3,877,454
Accounts payable and accrued liabilities	2,887,818	(140,674)	2,747,144
NET CASH USED IN OPERATING ACTIVITIES	$(13,462,700)	$(57,512)	$(13,520,212)

Deferred financing costs	-	57,512	57,512
NET CASH PROVIDED BY FINANCING ACTIVITIES	$13,708,211	$57,512	$13,765,723

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

Since inception, the Company and its collaborators have been parties to various Research Agreements (“CRA”) appointing such collaborators to carry out development of the licensed technology and providing TapImmune the option to acquire the rights to commercialize any additional technologies developed within the CRA. The lead product candidate, now wholly owned and with no ongoing license or royalty, resulting from these license agreements is an immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically, the Company has obtained and expanded on three U.S. and international patents, tested various viral vectors, licensed a viral vector and is working towards production of a clinical grade vaccine. The Company plans to continue development of the lead product vaccine through to clinical trials in both oncology and infectious diseases alone or in partnership with other vaccine developers.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at June 30, 2011, the Company had a working capital deficit of $1,318,500 and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

The Company was able to substantially complete ongoing restructuring plans in the second half of 2009. Additional funding and equity for debt settlements have retired notes payable and certain other debt obligations were satisfied. In 2010 and 2011 additional funding was raised through equity and debt placements and continuing restructuring of debt and equity instruments. Additional capital is required currently to expand programs including pre-clinical work and to establish future manufacturing contracts necessary for clinical trials for the lead Transporters of Antigen Processing (TAP) vaccine and infectious disease adjuvant technology. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

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

NOTE 3: RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement
Effective August 7, 2003, Crucell and the Company’s wholly owned subsidiary entered into a five-year research license and option agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Company was required to make certain payments over the five-year term totaling Euro €450,000 (approximately $510,100).

At December 31, 2008, $243,598 (€172,801) was owing to Crucell under this agreement. During the year ended December 31, 2010, management negotiated a settlement of the outstanding balance requiring a €17,000 cash payment (paid) and the issuance of 265,000 shares of the Company’s common stock.

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at June 30, 2011, the Company had accrued $206,864 (€143,750) under the amended agreement. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received any notice terminating the license agreement. Management plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will be maintained or that management will successfully negotiate new terms.

NOTE 4: DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

The Company has evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40 Contracts in an Entity’s Own Equity to the issued and outstanding warrants to purchase common stock that were issued with the convertible notes during the year ended December 31, 2010 and those issued as finders’ fees. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives due to a ratchet down protection feature available on the exercise price. Under ASC 815-40-25, the Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values reflected in the statements of operations as “Changes in fair value of derivative liabilities”. These derivative instruments are disclosed on the balance sheet under ‘Derivative liabilities – warrants’.

Level 3 Valuation Techniques

Financial liabilities are considered as Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the notes and warrants for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.

Determining fair value of warrants and conversion options, given the Company’s stage of development and financial position, is highly subjective and identifying appropriate measurement criteria and models is subject to uncertainty. There are several generally accepted pricing models for warrants and options and derivative provisions. The Company has chosen to value the conversion option on the notes and the warrants, both of which contain ratchet down provisions using the Binomial option pricing model under the following assumptions:
	December 31, 2010				June 30, 2011
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Series A Warrants	2.0	2.00%	0.00%	199%	1.50	0.45%	0.00%	199%
Series B Warrants	0.4	0.40%	0.00%	199%	-	-	-	-
Series C Warrants	-	-	-	-	-	-	-	-
Conversion Option	0.4	0.40%	0.00%	199%	-	-	-	-

The Series C Warrants were contingently exercisable following the exercise of the Series B Warrants. The Series B and Series C Warrants expired on May 19, 2011.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

As of June 30, 2011
Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 94,500	-	-	$ 94,500	$ 94,500
Derivative liability – conversion option	-	-	-	-	-
Total	$ 94,500	-	-	$ 94,500	$ 94,500

As of December 31, 2010
Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 1,225,125	-	-	$ 1,225,125	$ 1,225,125
Derivative liability – conversion option	175,389	-	-	175,389	175,389
Total	$ 1,400,514	-	-	$ 1,400,514	$ 1,400,514

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the quarter ended June 30, 2011:

Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Beginning balance as of May 24, 2010	$ 2,296,250	$ 790,500	$ 3,086,750
Total unrealized gains or losses included in net loss	(1,071,125)	(615,111)	(1,686,236)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31, 2010	1,225,125	175,389	1,400,514
Total unrealized gains or losses included in net loss	411,950	(88,832)	323,118
Debt settlement	(1,542,575)	(86,557)	(1,629,132)
Transfers in and/or out of Level 3	-	-	-
Ending balance at June 30, 2011	$ 94,500	$ -	$ 94,500

NOTE 5: CONVERTIBLE NOTE PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current period:

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at June 30, 2011

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$-	$702,253	$482,441

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	197,933	17,067

June 2011 Secured Convertible Notes
Senior Secured Notes, due June 6, 2014	30,000	-	25,039	4,961
Total	$1,429,694	$-	$925,225	$504,469

February 2011 Secured Convertible Notes

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

The Company paid a finders’ fee of $41,500. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At June 30, 2011, $35,853 of the $40,029 relates to the February 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

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

At closing, the Company allocated the net proceeds to the debt and warrants based on their relative fair value. The fair value of the warrants was recorded at $299,409 and allocated to equity and the debt was recorded at $885,285. The fair value of the warrants was calculated using the Black-Scholes option pricing model under the following assumptions: estimated life five years, risk free rate 2.6%, dividend yield 0% and volatility of 253%. The Company recognized an embedded beneficial conversion feature of $457,368 as additional paid-in capital as the convertible notes were issued with an intrinsic value. The beneficial conversion feature was recorded as a debt discount. The debt discount is being accreted over the three year term of the February 2011 Notes using the effective interest rate method.

To June 30, 2011, accretion of the debt discount of $54,524 was recorded for the February 2011 Notes.

April 2011 Secured Convertible Notes

On April 4, 2011, the Company entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Notes (the “April 2011 Notes”) with a maturity date of three years after the issuance thereof in the aggregate principal amount of $215,000. Consideration under the notes consisted of $190,000 in cash proceeds, and $25,000 was subscribed for by a holder of 2010 Notes for the partial extinguishment of the Series A, Series B and Series C warrants related to the 2010 Notes. In connection with the issuance of the April 2011 Notes, the Company entered into a 2011 Security Agreement with the note holders securing the April 2011 Notes with a secondary security interest in all of the Company’s assets. One year after the issuance of the April 2011 Notes, the note holders have the option to convert a portion or all of the outstanding balance of the April 2011 Notes including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.15 per share.

The April 2011 Notes bear interest at the rate of 10% per annum except in case of default, in which case they bear interest at the rate of 20% per annum. The interest is due on the April 2011 Notes at the end of each three month period, starting three months from their issuance. One year after the issuance of the April 2011 Notes, the Company may elect to prepay a portion of the principal. If the Company makes such an election, the holders may elect to receive such prepayment in cash or in shares of the Company’s common stock or in a combination thereof.

The Company paid a finders’ fee of $4,550. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At June 30, 2011, $4,176 of the $40,029 relates to the April 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

In connection with the issuance of the April 2011 Notes, the Company issued 430,000 warrants, exercisable into common stock at $0.25 with two year terms. The Company may force the exercise of the warrants at any time that the average volume weighted average price of the Company’s common stock over the prior ten trading days is greater than $0.50, the average daily dollar volume of the Company’s common stock sold over those ten trading days is greater than $25,000 and there is an effective registration statement covering the resale of the shares underlying the warrants.

At closing, the Company allocated the net proceeds to the debt and warrants based on their relative fair value. The fair value of the warrants was recorded at $122,354 and allocated to equity and the debt was recorded at $92,646. The fair value of the warrants was calculated using the Black-Scholes option pricing model under the following assumptions: estimated life two years, risk free rate 0.77%, dividend yield 0% and volatility of 194%. The Company recognized an embedded beneficial conversion feature of $92,646 as additional paid-in capital as the convertible notes were issued with an intrinsic value. The beneficial conversion feature was recorded as a debt discount. The debt discount is being accreted over the three year term of the April 2011 Notes using the effective interest rate method.

To June 30, 2011, accretion of the debt discount of $17,067 was recorded for the April 2011 Notes.

June 2011 Secured Convertible Notes

On June 6, 2011, the Company entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Note (the “June 2011 Note”) with a maturity date of three years after the issuance thereof in the aggregate principal amount of $30,000. In connection with the issuance of the June 2011 Note, the Company entered into a 2011 Security Agreement with the note holder securing the June 2011 Note with a secondary security interest in all of the Company’s assets. One year after the issuance of the June 2011 Note, the note holder has the option to convert a portion or all of the outstanding balance of the June 2011 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.15 per share.

The June 2011 Note bears interest at the rate of 10% per annum except in case of default, in which case it bears interest at the rate of 20% per annum. The interest is due on the June 2011 Notes at the end of each three month period, starting three months from their issuance. One year after the issuance of the June 2011 Note, the Company may elect to prepay a portion of the principal. If the Company makes such an election, the holder may elect to receive such prepayment in cash or in shares of the Company’s common stock or in a combination thereof.

In connection with the issuance of the June 2011 Note, the Company issued 60,000 warrants, exercisable into common stock at $0.25 with two year terms. The Company may force the exercise of the warrants at any time that the average volume weighted average price of the Company’s common stock over the prior ten trading days is greater than $0.50, the average daily dollar volume of the Company’s common stock sold over those ten trading days is greater than $25,000 and there is an effective registration statement covering the resale of the shares underlying the warrants.

At closing, the Company allocated the net proceeds to the debt and warrants based on their relative fair value. The fair value of the warrants was recorded at $10,800 and allocated to equity and the debt was recorded at $19,200. The fair value of the warrants was calculated using the Black-Scholes option pricing model under the following assumptions: estimated life two years, risk free rate 0.43%, dividend yield 0% and volatility of 180%. The Company recognized an embedded beneficial conversion feature of $14,800 as additional paid-in capital as the convertible notes were issued with an intrinsic value conversion feature. The beneficial conversion feature was recorded as a debt discount. The debt discount is being accreted over the three year term of the June 2011 Note using the effective interest rate method.

To June 30, 2011, accretion of the debt discount of $561 was recorded for the June 2011 Note.

May 2010 Secured Convertible Notes
	Face Value	Principal Repayment in Cash	Principal Repayment in Shares and Warrants	Principal Repayment in February 2011 Notes	Balance at June 30, 2011

May 2010 Secured Convertible Notes
Senior Secured Notes, due May 19, 2011	$1,530,000	$(1,053,333)	$(316,667)	$(160,000)	$-

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

The Company paid a finders’ fee of $64,000 and issued 1,400,000 broker’s warrants (described below) valued at $167,000. The finder’s fee and fair value of the broker’s warrants was accounted for as deferred financing costs, and was being amortized over the term of the notes. During the six months ended June 30, 2011, $52,508 of the deferred financing costs were amortized and the remaining balance of $38,626 was recognized as loss on settlement of debt.

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

In March 2011, the Company entered into a debt settlement and warrant extinguishment agreement to settle $83,333 of the 2010 Notes and retire 625,000 Series A Warrants, 500,000 Series B Warrants and 625,000 Series C Warrants of the Company by issuing to the 2010 Note holder 641,023 shares of common stock and a warrant, to purchase up to 250,000 shares of common stock (Note 9).

In addition, the Company has also entered into an agreement to settle the remaining $233,333 of the 2010 Notes in exchange for 2,048,578 common shares (Note 9). Further, the Company entered into an agreement with a former 2010 Note holder to extinguish the 4,900,000 warrants related to the 2010 Note to extinguish those warrants for a new warrant to purchase 1,000,000 shares of common stock and a new April 2011 Note for $25,000.

During the six month period ended June 30, 2011, the Company settled all of the outstanding 2010 Notes. The settlement of the 2010 Notes, was completed by cash payments, share and warrant issuances and the issuance of February 2011 Notes. In aggregate the fair value of the consideration was $1,169,301, which resulted in a loss on debt settlement of $607,845.

To June 30, 2011, accretion of the debt discount relative to the 2010 Notes was equal to $1,193,178. The Company repaid $480,000 of the principal during the six months ended June 30, 2011.

NOTE 6: LOANS PAYABLE

As at June 30, 2011, there was an unsecured loan advance from a third party in the amount of $7,000 (December 31, 2010 - $425,000), which is due on demand. The loan is accruing interest of 10% per annum.

NOTE 7: PROMISSORY NOTE

During the six months ended June 30, 2011, the Company issued a note in the amount of $100,000 (December 31, 2010 - $nil) towards future legal services. As of June 30, 2011, the Company had received legal services in the amount of $64,282 and the difference of $35,718 is recorded as prepaid expenses and deposits.

NOTE 8: RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $124,200 (2010 - $144,100) in management fees and $45,000 (2010 - $36,000) in research and development paid to officers and directors during the period;
(b)	recorded $330,697 (2010 - $648,000) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period; and
(c)	converted $100,000 (2010 - $Nil) of debt due to related parties during the period, which were settled with shares.

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

At June 30, 2011, the Company had amounts owing to directors and officers of $251,105 (December 31, 2010 - $259,305). These amounts were in the normal course of operations. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 9: CAPITAL STOCK

Share Capital

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

On March 23, 2011, the Company issued 1,180,000 shares of its restricted common stock pursuant to various consulting agreements. At the time of issuance the fair value of the shares was determined to be $227,432 based on the quoted market price of $0.18 per share.

On March 23, 2011, the Company issued 885,295 shares of its restricted common stock  pursuant to debt settlement agreements to settle $150,500 of outstanding trade payables. At the time of issuance the fair value of the shares was determined to be $172,633 based on the quoted market price of $0.195 per share. The Company recorded $22,133 as loss on settlement of debt.

On March 23, 2011, the Company issued 441,177 shares of its restricted common stock to related parties, pursuant to debt settlement agreements to settle $75,000 of its outstanding trade payables. At the time of issuance the fair value of the shares was determined to be $86,030 based on the quoted market price of $0.195 per share. The Company recorded the calculated loss on settlement of $11,030 to the statement of operations.

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

On April 5, 2011, the Company issued 500,000 shares of its restricted common stock pursuant to a consulting agreement. At the time of issuance the fair value of the shares was determined to be $125,000 based on the quoted market price of $0.25 per share.

On April 25, 2011, the Company issued 350,000 shares of its restricted common stock pursuant to a consulting agreement. At the time of issuance the fair value of the shares was determined to be $87,500 based on the quoted market price of $0.25 per share.

On April 25, 2011, the Company issued 366,783 shares of its restricted common stock pursuant to debt settlement agreements to settle $84,315 of outstanding trade payables. At the time of issuance the fair value of the shares was determined to be $91,696 based on the quoted market price of $0.25 per share. The Company recorded $7,381 as loss on settlement of debt.

On April 25, 2011, the Company issued 20,000 shares of its restricted common stock pursuant to a debt settlement agreement to settle $4,575 of outstanding trade payables. At the time of agreement the fair value of the shares was determined to be $6,800 based on the quoted market price of $0.34 per share. The Company recorded $2,225 as loss on settlement of debt.

On April 25, 2011, the Company issued 108,696 shares of its restricted common stock to related parties, pursuant to a debt settlement agreement to settle $25,000 of its outstanding accounts payables. At the time of issuance the fair value of the shares was determined to be $27,174 based on the quoted market price of $0.25 per share. The Company recorded the calculated loss on settlement of $2,174 to the statement of operations.

In April 2011, the Company received subscription proceeds of $90,000 and issued 600,001 shares of common stock in a private placement. The subscribers to the subscription proceeds have agreed to purchase one unit for each $3.00 of subscription proceeds. Each unit consists of 20 share of Company’s common stock and 6 warrants each exercisable at $0.25, which expire in two years.

On June 1, 2011, 586,858 shares of the Company’s restricted common stock was returned to treasury due to an adjustment to the final settlement of the $233,333 2010 Notes. The return of the shares resulted in a $134,977 reduction to the previously calculated loss on debt settlement.

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

On June 8, 2011, the Company granted 250,000 stock options to a consultant at an exercise price of $0.17 per share, of which, 125,000 vested immediately and the remaining vest monthly over twenty four month period. The aggregate fair value of the grant was estimated at $42,500, or $0.17 per option, using the Black-Scholes option pricing model with weighted average assumptions as follows: a risk free interest rate of 2.98%, a dividend yield of 0%, an expected volatility of 238.4%, and an expected life of 10 years.

The expensed portion of the value of the granted and vested options during the six months ended June 30, 2011 was $369,116 (2010 - $678,240) which was recorded as stock based consulting and management fees.

A summary of the Company’s stock options as of June 30, 2011 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	3,272,000	$0.92	8.65
Issued	3,100,000	0.18	6.49
Cancelled	(94,000)	0.97	6.49

Balance, June 30, 2011 (Unaudited)	6,278,000	$0.18	7.36

At June 30, 2011, the intrinsic value of the vested options was equal to $349,040 (2010 - $Nil).

A summary of the status of the Company’s unvested options as of June 30, 2011 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2010	208,332	$0.84
Granted	3,100,000	0.18
Vested	(1,794,375)	0.18
Cancelled	-	-

Unvested, June 30, 2011 (Unaudited)	1,513,957	$0.18

Share Purchase Warrants

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

On March 21, 2011, the Company issued 250,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a debt settlement agreement (Note 5). The fair value of these warrants was determined to be $44,750, using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.04%, a dividend yield of 0%, and an expected volatility of 251%.On April 4, 2011, the Company issued 430,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a securities purchase agreement (Note 5). The fair value of these warrants was determined to be $149,948, using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.20%, a dividend yield of 0%, and an expected volatility of 253%.

On April 4, 2011, the Company issued 1,000,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a debt settlement agreement (Note 5). The fair value of these warrants was determined to be $349,000, using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.20%, a dividend yield of 0%, and an expected volatility of 252%.

On April 25, 2011, the Company issued 180,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to the private placement of $90,000.

On June 6, 2011, the Company issued 60,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a securities purchase agreement (Note 5). The fair value of these warrants was determined to be $10,146, using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.60%, a dividend yield of 0%, and an expected volatility of 254%.

A summary of the Company’s stock purchase warrants as of June 30, 2011 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	24,868,300	$0.45	3.24
Issued	4,289,388	0.25	3.56
Extinguished or expired	(19,460,500)	0.32	-

Balance, June 30, 2011 (Unaudited)	9,697,188	$0.61	3.07

NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As of June 30, 2011, the prepaid portion of the fair value of shares issued pursuant to consulting services agreements was $142,500 and has been recorded as deferred compensation (December 31, 2010 - $nil).

During the period, $175,000 of accounts payable was settled by the issuance of 1,029,413 restricted common shares with a value of $0.195 per share (refer to Note 9).

Pursuant to the consulting arrangements, the Company issued 1,477,059 restricted common shares with a value of $0.195 per share (refer to Note 9).

Pursuant to the debt settlement agreements entered into during the period, the Company issued 641,023 restricted common shares with a value of $0.18 per share (refer to Note 5).

Pursuant to the debt settlement agreements entered into during the period, the Company issued 2,048,578 restricted common shares with a value of $0.195 per share (refer to Note 5).

Pursuant to the debt settlement agreements entered into during the period, the Company issued 475,479 restricted common shares with a value of $0.25 per share (refer to Note 9).

Pursuant to the debt settlement agreements entered into during the period, the Company issued 20,000 restricted common shares with a value of $0.34 per share (refer to Note 9).

Pursuant to the consulting arrangements, the Company issued 850,000 restricted common shares with a value of $0.25 per share (refer to Note 9).

Pursuant to the debt settlement and warrant extinguishment agreements entered during the period, the Company issued February 2011 Notes in the amount of $240,000, of which, $80,000 was deemed to be for partial settlement of the 2010 Series A, Series B and Series C warrants (Note 5).

Pursuant to the warrant extinguishment agreement entered during the period, the Company issued an April 2011 Note in the amount of $25,000, which was for partial settlement of the 2010 Series A, Series B and Series C warrants (Note 5).

	Six Months Ended June 30,
	2011	2010

Interest paid	$-	$-
Income taxes paid	$-	$-

NOTE 11: CONTINGENCY AND COMMITMENTS

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

The Company has agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, it will pay all the costs incurred by Mayo Clinic, not to exceed a total of $841,000. Both Parties agree that within 30 days after Mayo Clinic informs the Company in writing about the receipt of FDA approval, the parties shall enter into a formal research agreement (Note 12).

Management Services Agreement

During the six months ended June 30, 2011, the Company approved an employment agreement with the Chairman and Chief Executive Officer of the Company with an initial term of 2 years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 2,000,000 shares of the Company’s common stock, 50% of which vested on March 16, 2011, while the remainder will vest monthly over a period of two years (41,667 per month). The option price is $0.19 and shall be exercisable for at least five years.

The Company has estimated its minimum annual obligations under the above agreements through December 31, 2013 as follows:

2011	$634,850
2012	625,500
2013	25,000
$1,285,350

NOTE 12: SUBSEQUENT EVENTS

On August 15, 2011, the Company entered into a research agreement with Mayo Clinic and Dr. Keith Knutson as the principal investigator. On June 13, 2011, an investigative new drug application (“IND”) for a Phase I clinical trial on a set of Her2/neu breast cancer antigens was filed by Dr. Keith Knutson. This filing is for a prospective safety study that will examine the safety and immunological responses of a set of Her2/neu antigens in breast cancer patients that have completed adjuvant chemotherapy and/or radiation therapy. TapImmune has the exclusive option to license this technology after Phase I studies have been completed. The Company has agreed to sponsor the clinical trial and has committed to spending up to $250,000 upon execution of the research agreement, $250,000 forty five days after the execution of the research agreement and subsequent quarterly installments of $85,250 for a total commitment of $841,000.

The Company plans to evaluate this technology in the development of a Her2/neu positive breast cancer vaccine that contains Her2/neu antigens plus the Company’s proprietary TAP technology.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended June 30, 2011 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2010.

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

HER2/neu Vaccine Technology – Mayo Clinic

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. Under the principle investigator Dr. Keith Knutson, an IND application followed by Phase 1 clinical studies could begin in the third quarter of 2011.

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

Effective August 7, 2008, we negotiated an amended license agreement for the use of Crucell’s adenovirus technology. We are required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at June 30, 2011, we have accrued $206,864 (€143,750) under the amended agreement.

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

TAP Vaccines and other filings
Patent applications have been filed by TapImmune and UBC in respect of our technologies and those currently under assignment. In December 2006, January, November, and December 2007 we made additional filings as continuations or new filings with regard to the same technologies as well as their applications in infectious diseases. We intend to continue to work with our collaborators to file additional patent applications with respect to any novel aspects of our technology to further protect our intellectual property portfolio. An invention that describes the use of bio-acceptable substances to promote the transcription of the TAP-1 gene in TAP-1 expression-deficient cells was filed in July 2009 and is available to us under an option agreement with the University of British Columbia. The patent is entitled “HAT acetylation promoters and uses of compositions thereof in promoting immunogenicity”.

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

Our Financial Condition
During the next 12 months, we anticipate that we will not generate any revenue. We had cash of $14,483 and a working capital deficit of $1,318,500 at June 30, 2011. We will require significant additional financial resources and will be dependent on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding
Management believes that as a result of restructuring and recent financings and along with our exclusive Licensing Option agreement with the Mayo Clinic in Rochester, Minnesota, for the clinical development of a vaccine technology to treat HER-2/neu positive breast cancer. An IND for the commencement of Phase 1 clinical trials was filed in June 2011 and subsequently approved by the FDA. The Phase 1 trial will begin in the third quarter of 2011.

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

We have made significant progress in the last 12 months with the establishment of excellent research and development collaborations and the recruitment of world-class advisors to help guide our technical and commercial programs. Starting clinical programs is a major milestone for the company, and we expect to reach a number of important additional milestones during 2011 in both cancer and infectious disease.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

We are a development stage company. We recorded a net loss of $404,000 during the three months ended June 30, 2011 compared to $1,339,000 for the three months ended June 30, 2010.

Operating costs decreased to $701,000 during the three months ended June 30, 2011 compared to $1,283,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees decreased slightly to $25,000 during the three months ended June 30, 2011 from $27,000 during the prior period, due primarily to new business development contracts entered into during the current period.

•
Consulting fees – stock-based increased to $227,000 during the three months ended June 30, 2011 from $208,000 during the prior period. The higher current period expense is primarily due to increased share based payments to the consultants compared to the prior period.

•
General and administrative expenses decreased to $37,000 in the three months ended June 30, 2011 from $94,000 in the prior period, with the decrease resulting primarily from reduced investor relations expense in the current period.

•
Interest and finance charges decreased to $98,000 during the three months ended June 30, 2011 from $170,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with the convertible debentures.

•
Management fees decreased nominally to $62,000 during the three months ended June 30, 2011 from $75,000 during the prior period due to one less person in management in the current period offset somewhat by higher management fee.

•
Management fees – stock-based decreased to $30,000 during the three months ended June 30, 2011 from $324,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $165,000 during the three months ended June 30, 2011 from $278,000 during the prior period, due to lower legal fees incurred relating debt issuance in the current period.

•
Research and development decreased to $58,000 during the three months ended June 30, 2011 from $107,000 during the prior period. This was due to lower technology licensing fee accrued in the current period.

Foreign exchange loss increased to $7,000 during the three months ended June 30, 2011 compared to a gain of $3,000 in the prior period primarily due to weaker USD against EURO in the current period.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
We recorded a net loss of $1,534,000 during the six months ended June 30, 2011 compared to a net loss of $2,974,000 for the six months ended June 30, 2010.

Operating costs increased to $1,802,000 during the six months ended June 30, 2011 compared to $2,913,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•	Consulting fees increased to $76,000 during the six months ended June 30, 2011 from $39,000 during the prior period, due primarily to increased business development expenses.
•
Consulting fees – stock-based decreased to $385,000 during the six months ended June 30, 2011 from $1,072,000 during the prior period. The current and prior period expense consists of the fair value of option, stock and warrant grants earned during the period.

•
General and administrative expenses decreased to $42,000 in the six months ended June 30, 2011 from $110,000 in the prior period, with the decrease resulting primarily from lower investor relations activities in the current period.

•
Interest and finance charges increased to $455,000 during the six months ended June 30, 2011 from $336,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with the convertible notes payable.

•
Management fees decreased to $124,000 during the six months ended June 30, 2011 from $144,000 during the prior period due to one less person in management in the current period offset somewhat by higher management fee paid to the current management.

•
Management fees – stock-based decreased to $331,000 during the six months ended June 30, 2011 from $648,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $281,000 during the six months ended June 30, 2011 from $414,000 during the prior period due to due to lower legal fees incurred relating debt issuance in the current period.

•
Research and development decreased to $109,000 during the six months ended June 30, 2011 from $150,000 during the prior period. This was due to lower technology licensing fee accrued in the current period.

During the quarter ended June 30, 2011, the Company recorded a loss on settlement of debt in the amount of $482,000 relating to early settlement of 2010 convertible notes and settlement of trade payables for shares. The Company also recorded a gain from extinguishment of the derivative share purchase warrants in the amount of $1,089,000 as determined by the fair value of the warrants at the date of settlement less the consideration attributed to the settlement of the warrants relating to the 2010 Notes. There were no similar transactions in the prior period.

Our net loss for the six months ended June 30, 2011 was $1,534,000 or ($0.04) per share, compared to a net loss of $2,974,000 or ($0.08) per share in the prior period. The weighted average number of shares outstanding was 43,641,308 for the six months ended June 30, 2011 compared to 39,342,813 for the prior period.

Liquidity and Capital Resources
At June 30, 2011, we had $14,000 in cash. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below. We decreased our net cash by $9,000 during the six months ended June 30, 2011 compared to an increase of $14,000 during the prior period.

Operating Activities
Net cash used in operating activities during the six months ended June 30, 2011 was $851,000 compared to $637,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2011 was $Nil compared to $Nil during the prior period.

Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2011 was $842,000 compared to $946,000 during the prior period. Current period financing consisted of proceeds from convertible notes offset by payments to related parties while prior period financing relates to proceeds from convertible notes and advances from related parties.

At June 30, 2011, we had 6,278,000 stock options and 9,697,188 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.18 per share, with the warrants having a weighted average exercise price of $0.61 per share. Accordingly, as of June 30, 2011, the outstanding options and warrants represented a total of 15,975,188 shares issuable for proceeds of approximately $7,092,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised or that those warrants that contain a cashless exercise provision will not be exercised on a cashless basis.

As of June 30, 2011, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

As of June 30, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at June 30, 2011 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the fiscal year ended June 30, 2011 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit the Company to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 7, the Company sold 32,500 units of the Company, with each Unit consisting of ten shares of common stock and five warrants, to two U.S. accredited investors for $2.00 per unit.  As a result, the Company sold 325,000 shares of common stock and 162,500 warrants to buy a share of common stock, exercisable at $0.25 per warrant for a term of two years.  This sale was exempt from registration pursuant to Rule 506 under the Securities Act of 1933.

On March 31, 2011, a holder of a Secured Convertible Note issued in May of 2010, entered into an exchange agreement with the Company pursuant to which the note holder converted $233,333 worth of debt into 2,048,578 shares of the Company’s common stock. Pursuant to the exchange agreement, the number shares issuable to the holder of the Secured Convertible Note were to be adjusted such that the aggregate number of shares issuable to Holder is equal to (a) the sum of $233,333  plus up to $10,000.00 in legal fees and expenses, divided by (b) 70% of the volume-weighted average price of the Common Stock over the 20 trading days after the shares are delivered to the holder, calculated by dividing the aggregate value of Common Stock traded on the OTC Bulletin Board (price multiplied by number of shares traded) by the total volume (number of shares) of Common Stock traded on the OTCBB for such trading day.  This adjustment required the holder to return of 586,858 shares to the Company. As a result, On June 1, 2011, the former holder returned such shares to the Company’s treasury.

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

TAPIMMUNE INC.
/s/ Glynn Wilson________________________________
Glynn Wilson Chairman, Chief Executive Officer and Principal Executive Officer Date: August 18, 2011
/s/ Denis Corin__________________________________
Denis Corin President, Chief Financial Officer and Acting Principal Accounting Officer Date: August 18, 2011