Form 10-Q/A
period 2010-03-31
TAPIMMUNE INC
filed 2011-10-14
CIK 1094038

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

[X]           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

[  ]           Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-27239

TAPIMMUNE INC.
(Name of registrant in its charter)

NEVADA		88-0277072
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2815 Eastlake Avenue East Suite 300 Seattle, WA		98102
(Address of principal executive offices)		(Zip Code)

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

☐  Large accelerated                                                                                     ☐  Accelerated filer
☐  Non-accelerated filer (Do not                                                                ☒  Smaller reporting company
      if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

As of May 20, 2010, the Company had 40,256,026 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for TapImmune Inc. (“we” or the “Company”) for the quarterly period ended March 31, 2010, initially filed with the Securities and Exchange Commission (the “SEC”) on May 24, 2010 (the “Original Filing”), is being filed to report restated Stockholders’ deficit and Accumulated paid-in capital relating to revaluation and reclassification of change in the accounting for debt settlement transactions in the fiscal year ended December 2009. The restatement of the Company’s accounting for the debt settlement transactions arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings.

As a result, and as previously disclosed in filings made with the SEC, on April 6, 2011, the Board of Directors of the Company, determined that the Company’s previously issued consolidated unaudited financial statements and reports filed with the SEC for the quarterly period ended March 31, 2010 should not be relied upon. For a more detailed description of the effects of the restatement, see further discussion in Note 1A, “Restatement of Consolidated Financial Statements” to our consolidated financial statements included in Part I, Item 1 of this report.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement and comments of the SEC, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the dates of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filings of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to this filing.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited) (As restated)	(As restated)
ASSETS
Current Assets
Cash	$ 21,367	$ 141,431
Due from government agency	1,064	1,033
Prepaid expenses and deposits (Note 7)	127,501	214,501

	$ 149,932	$ 356,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 584,767	$ 586,556
Research agreement obligations (Note 3)	71,601	45,676
Convertible note payable (Note 4)	350,000	203,021
Notes payable and secured loan (Note 4)	135,000	135,000
Due to related parties (Note 5)	101,400	16,100
	1,242,768	986,353

Stockholders’ Deficit
Capital stock (Note 6)
Common stock, $0.001 par value, 150,000,000 shares authorized
39,076,674 shares issued and outstanding (2009 – 38,361,674)	39,077	38,362
Additional paid-in capital	38,920,500	37,289,357
Shares and warrants to be issued (Note 6)	52,573	513,733
Deficit accumulated during the development stage	(40,045,260)	(38,411,114)
Accumulated other comprehensive loss	(59,726)	(59,726)
	(1,092,836)	(629,388)

	$ 149,932	$ 356,965

RESTATEMENT (Note 1A)

Commitments and Contingencies (Notes 1, 3 and 8)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		July 27, 1999 (inception) to March 31,
	2010 (As restated)	2009	2010 (As restated)

Expenses
Consulting fees	$ 12,000	$ 40,000	$ 1,783,206
Consulting fees – stock-based (Note 6)	863,698	-	4,655,515
Depreciation	-	1,868	213,227
General and administrative	15,966	23,333	2,424,422
Interest and finance charges (Note 4)	165,596	199,916	4,076,199
Management fees (Note 5)	69,300	75,642	2,263,777
Management fees – stock-based (Notes 5 and 6)	324,000	13,167	3,171,050
Professional fees	135,834	108,009	3,450,283
Research and development (Note 5)	43,273	24,381	5,460,665
Research and development – stock-based	-	-	612,000
	1,629,667	486,316	28,110,344

Net Loss Before Other Items	(1,629,667)	(486,316)	(28,110,344)

Other Items
Foreign exchange (loss) gain	(4,479)	33,898	40,111
Loss on settlement of debt (Note 1A)	-	-	(12,002,972)
Interest income	-	-	33,344
Loss on disposal of assets	-	-	(5,399)

Net Loss for the Period	(1,634,146)	(452,418)	(40,045,260)

Deficit Accumulated During the Development Stage, beginning of period	(38,411,114)	(20,812,106)	-

Deficit Accumulated During the Development Stage, end of period	$ (40,045,260)	$(21,264,524)	$ (40,045,260)

Basic and Diluted Net Loss per Share	$ (0.04)	$ (0.19)

Weighted Average Number of Common Shares Outstanding	38,854,230	2,414,983

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,	July 27, 1999 (inception) to March 31,
	2010	2009	2010 (As restated)

Cash Flows from Operating Activities
Net loss	$ (1,634,146)	$ (452,418)	$ (40,045,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	1,868	213,228
Loss on settlement of debts	-	-	12,002,972
Loss on disposal of assets	-	-	5,399
Non-cash interest and finance fees	146,979	153,340	3,695,068
Stock-based compensation	1,187,698	13,167	8,454,815
Changes in operating assets and liabilities:
Due from government agency	(31)	493	(1,064)
Prepaid expenses and receivables	(30,000)	9,520	(24,000)
Accounts payable and accrued liabilities	98,211	116,843	2,584,224
Research agreement obligations	25,925	(13,626)	289,732
Net Cash Used in Operating Activities	(205,364)	(170,813)	(12,824,886)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	-	-	9,622,125
Convertible notes	-	-	658,450
Notes and loans payable	-	120,000	919,845
Advances from related parties	85,300	54,567	1,441,086
Net Cash Provided by Financing Activities	85,300	174,567	12,641,506

Net (Decrease) Increase in Cash	(120,064)	3,754	21,367

Cash, Beginning of Period	141,431	987	-

Cash, End of Period	$ 21,367	$ 4,741	$ 21,367

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 7)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (UNAUDITED)

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our consolidated financial statements as of and for the fiscal year ended December 31, 2009 for changes to the Company’s accounting for debt settlement transactions. We had accounted for equity issuance in settlement of $3,181,206 of debt by estimating the fair value from third party debt settlements instead of the quoted market value of the stock. Additonally, in connection with the debt settlement, the Company issued 2,000,000 shares pursuant to a consulting services agreement using a block discount from the quoted value of the stock. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for debt settlement transactions should be reviewed. As a result, we reviewed GAAP guidance, which states that ‘a quoted market price in an active market is the best evidence of fair value and should be used as the basis for the measurement, if available.’ Based on this guidance, we have concluded that the difference of $13,137,038 between the fair value recognized using the quoted market price and the debt settled amounts should be recognized as loss on debt settlement.

The impact of the restatement on the consolidated financial statements as of and for the year ended December 31, 2009 and from July 27, 1999 (inception) to December 31, 2009 is shown in the following tables:

As reported		Adjustment	As restated
Balance sheet data — December 31, 2009
Additional paid-in capital	$24,152,319	$13,137,038	$37,289,357
Deficit accumulated during the development stage	(25,274,076)	(13,137,038)	(38,411,114)
Total stockholders’ equity	$(629,388)	$—	$(629,388)

As reported		Adjustment	As restated
Balance sheet data — March 31, 2010
Additional paid-in capital	$25,783,462	$13,137,038	$38,920,500
Deficit accumulated during the development stage	(26,908,222)	(13,137,038)	(40,045,260)
Total stockholders’ equity	$(1,092,836)	$—	$(1,092,836)

As reported		Adjustment	As restated
Consolidated Statement of Operations data From July 27, 1999 (inception) to March 31, 2010
Gain (loss) on settlement of debt	$1,134,066	$(13,137,038)	$(12,002,972)
NET LOSS	26,908,222	13,137,038	40,045,260

Consolidated Statement of Cash Flows data From July 27, 1999 (inception) to March 31, 2010
NET LOSS	$(26,908,222)	$(13,137,038)	$(40,045,260)
(Gain) loss on settlement of debt	(1,134,066)	13,137,038	12,002,972
NET CASH USED IN OPERATING ACTIVITIES	$(12,824,886)	$-	$(12,824,886)

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

Interim results are not necessarily indicative of results for a full year.  The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K filed on April 15, 2010 with the U.S. Securities and Exchange Commission and as amended on Form 10-K/A on September [--], 2011.

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

During the period, $100,000 of accounts payable was settled by the issuance of 750,000 share purchase warrants, exercisable at $0.50 per share for a 5 year period. (Note 6).

Pursuant to a consulting arrangement entered into during the period, the Company issued 600,000 share purchase warrants with an exercise price of $0.50 per share and 600,000 share purchase warrants with an excerise price of $0.60 per share exercisable for a three year period. (Note 6).

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
$363,241

NOTE 9: SUBSEQUENT EVENTS

On May 4, 2010 the Company entered into a debt settlement agreement.  Pursuant to the terms of the agreement the Company issued 361,648 restricted common shares in settlement of an outstanding amount of $90,412 and agreed to pay $85,000 towards the remaining outstanding balance.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2010 included in this quarterly report, as well as our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

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

Research and Development Efforts
We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology.  We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes.  This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements.  Our first generation TAP vaccines that have been used in animal preclinical studies are based on insertion of TAP genes into a proprietary modified adeno virus vector.  For clinical studies~~,~~ we plan to have this product manufactured using the PerC6 cell line licensed from Crucell Holland B.V. (“Crucell”).  We have an opportunity to take advantage of our potential partners’ capabilities while reducing our overhead costs.  Our relationship with the University of British Columbia (“UBC”) allowed us to conduct contract research and development by employing highly skilled scientists at UBC.  The research and development team performed the basic research on the biological function of TAP and related licensed technology as well as preclinical animal studies in cancer and infectious diseases.  Moving into the development phase, we plan to initiate a contract with a qualified CRO (contract research organization), for the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices (“GMP”) and Good Laboratory Practices (“GLP”) certification.  We will also plan to rely on our new partnership with Aeras to demonstrate the use of TAP in a new TB vaccine candidate.  Second generation vaccines using TAP-encoding DNA plasmids will also be developed.

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

National Institute of Allergy and Infectious Diseases
We signed a License Agreement with the National Institute of Health (USA) for the use of the Modified Vaccinia Ankora (MVA) virus for the development of vaccines.  We will continue to license this technology for the development of prophylactic vaccines against infectious diseases.  Under the terms of this agreement~~,~~ we are required to pay a royalty of $2,500 per year.  This license is expected to be renegotiated pending adequate funding.

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
●
Consulting fees decreased to $12,000 during the three months ended March 31, 2010 from $40,000 during the prior period, due primarily to business development services relating to debt restructuring that were in place during the prior period.

●
Consulting fees – stock-based increased to $863,698 during the three months ended March 31, 2010 from $Nil during the prior period.  The current period expense consists of the fair value of option, stock and warrant grants earned during the period.

●
General and administrative expenses decreased to $15,596 in the three months ended March 31, 2010 from $23,333 in the prior period, with the decrease resulting primarily from a reduction in operations in the current period.

●
Interest and finance charges decreased to $165,596 during the three months ended March 31, 2010 from $199,916 during the prior period.  Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes.

●
Management fees decreased to $69,300 during the three months ended March 31, 2010 from $75,642 during the prior period.  Our Board of Directors and management were reorganized during the prior year, and as of June 1, 2009, a portion of the fees paid or accrued to our Chief Executive Officer have been allocated to research and development.

●
Management fees – stock-based increased to $324,000 during the three months ended March 31, 2010 from $13,167 during the prior period.  The current and prior period expense consists of the fair value of option grants earned during the period.

●
Professional fees increased to $135,834 during the three months ended March 31, 2010 from $108,009 during the prior period, due to significant activity relating to financing and debt restructuring in the current period.

●
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

Liquidity and Capital Resources
At March 31, 2010 we had $21,367 in cash.  Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below.  We decreased our net cash by $120,064 during the three months ended March 31, 2010 compared to an increase of $3,754 during the prior period.

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

At March 31, 2010 we had 3,618,000 stock options and 6,062,800 share purchase warrants outstanding.  The outstanding stock options had a weighted average exercise price of $0.97 per share, with the warrants having a weighted average exercise price of $0.98 per share.  Accordingly, as of March 31, 2010  the outstanding options and warrants represented a total of 9,680,800 shares issuable for proceeds of approximately $9,451,000 if these options and warrants were exercised in full.  The exercise of these options and warrants is completely at the discretion of the holders.  There is no assurance that any of these options or warrants will be exercised or that those warrants that contain a cashless exercise provision will not be exercised on a cashless basis.

As of March 31, 2010 we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

TAPIMMUNE INC.
/s/ Glynn Wilson ________________________________
Glynn Wilson Chairman and Principal Executive Officer Date: October 13, 2011.
/s/ Denis Corin __________________________________
Denis Corin Chief Financial Officer, Acting Principal Accounting Officer and a director Date: October 13, 2011.