Form 10-Q/A
period 2010-06-30
TAPIMMUNE INC
filed 2011-10-14
CIK 1094038

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for TapImmune Inc. (“we” or the “Company”) for the quarterly period ended June 30, 2010, initially filed with the Securities and Exchange Commission (the “SEC”) on August 23, 2010 (the “Original Filing”), is being filed to report restated Stockholders’ deficit and Accumulated paid-in capital relating to revaluation and reclassification of accounting for debt settlement transactions in fiscal year ended December 2009 and recognition of derivative liabilities relating to embedded warrants in the convertible notes in the current period. The restatement of the Company’s accounting for the debt settlement transactions and recognition of derivative liabilities arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings.

As a result, and as previously disclosed in filings made with the SEC, on April 6, 2011, the Board of Directors of the Company, determined that the Company’s previously issued consolidated unaudited financial statements and reports filed with the SEC for the quarterly period ended June 30, 2010 should not be relied upon. For a more detailed description of the effects of the restatement, see further discussion in Note 1A, “Restatement of Consolidated Financial Statements” to our consolidated financial statements included in Part I, Item 1 of this report.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1 and 2 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement and comments of the SEC, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

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

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Description	Page

Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2010 (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2010 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited) (As restated)	(As restated)
ASSETS
Current Assets
Cash	$450,258	$141,431
Due from government agency	1,031	1,033
Prepaid expenses and deposits (Note 8)	13,834	214,501
Deferred financing costs (Note 5)	205,876	-

	$670,999	$356,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$506,963	$586,556
Research agreement obligations (Note 3)	91,541	45,676
Derivative liability – conversion option (Note 4)	372,300	-
Derivative liability – warrants (Note 4)	1,150,875	-
Convertible note payable (Note 5)	140,000	203,021
Notes payable and secured loan (Note 5)	-	135,000
Due to related parties (Note 6)	146,179	16,100
	2,407,858	986,353

Stockholders’ Deficit
Capital stock (Note 7)
Common stock, $0.001 par value, 150,000,000 shares authorized
40,256,026 shares issued and outstanding (2009 – 38,361,674)	40,246	38,362
Additional paid-in capital	39,641,832	37,289,357
Shares and warrants to be issued	23,400	513,733
Deficit accumulated during the development stage	(41,384,741)	(38,411,114)
Accumulated other comprehensive loss	(57,596)	(59,726)
	(1,736,859)	(629,388)

	$670,999	$356,965

RESTATEMENT (Note 1A)

Commitments and Contingencies (Notes 1, 3, 5 and 9)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		July 27, 1999 (inception of development stage) to June 30,
	2010 (As restated)	2009 (As restated)	2010 (As restated)	2009 (As restated)	2010 (As restated)

Expenses
Consulting fees	$26,699	$193,436	$38,699	$233,436	$1,809,905
Consulting fees – stock-based (Note 6)	208,428	-	1,072,126	-	4,863,943
Depreciation	-	1,818	-	3,685	213,227
General and administrative	94,077	18,172	110,043	41,506	2,518,499
Interest and finance charges (Note 4)	170,257	57,188	335,853	257,104	4,246,456
Management fees (Note 5)	74,800	52,000	144,100	127,642	2,338,577
Management fees – stock-based (Notes 5 and 6)	324,000	10,333	648,000	23,500	3,495,050
Professional fees	278,073	141,659	413,907	249,668	3,728,356
Research and development (Note 5)	106,590	(20,472)	149,863	3,909	5,567,255
Research and development – stock-based	-	-	-	-	612,000
	1,282,924	454,134	2,912,591	940,450	29,393,268

Net Loss Before Other Items	(1,281,924)	(454,134)	(2,912,591)	(940,450)	(29,393,268)

Other Items
Foreign exchange (loss) gain	2,929	(47,204)	(1,550)	(13,306)	43,040
Changes in fair value of derivative liabilities (Note 4)	1,532,350	-	1,532,350	-	1,532,350
Loss on debt financing (Note 5)	(1,615,425)	-	(1,615,425)	-	(1,615,425)
Gain (loss) on settlement of debt (Note 1A)	23,589	(12,517,988)	23,589	(12,517,988)	(12,344,978)
Interest income	-	2,663	-	2,663	33,344
Loss on disposal of assets	-	(5,399)	-	(5,399)	(5,399)

Net Income (Loss) for the Period	(1,339,481)	(13,022,062)	(2,973,627)	(13,474,480)	(41,384,741)

Deficit Accumulated During the Development Stage, beginning of period	(40,045,260)	(21,264,524)	(38,411,114)	(20,812,106)	-

Deficit Accumulated During the Development Stage, end of period	$(41,384,741)	$(34,286,586)	$(41,384,741)	$(34,286,586)	$(41,384,741)

Basic and Diluted Net Loss per Share	$(0.03)	$(0.38)	$(0.08)	$(0.39)

Weighted Average Number of Common Shares Outstanding	39,826,027		39,342,813	2,383,887

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,	Six Months Ended June 30,	July 27, 1999 (inception of development stage) to June 30,
	2010 (As restated)	2009 (As restated)	2010 (As restated)

Cash Flows from Operating Activities
Net loss	$(2,973,627)	$(13.474.480)	$(41,384,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	3,685	213,228
Non-cash loss on debt financing	1,615,425	-	1,615,425
Changes in fair value of derivative liabilities	(1,532,350)	-	(1,532,350)
(Gain) loss on settlement of debts	(23,589)	12,517,988	11,979,383
Loss on disposal of assets	-	5,399	5,399
Non-cash interest and finance fees	329,365	173,539	3,877,454
Stock-based compensation	1,720,126	23,500	8,987,243
Changes in operating assets and liabilities:
Due from government agency	(31)	32,333	(1,064)
Prepaid expenses and receivables	(33,333)	9,520	(27,333)
Deferred financing costs	57,512	-	57,512
Accounts payable and accrued liabilities	261,131	411,582	2,747,144
Research agreement obligations	45,865	(3,315)	309,672
Net Cash Used in Operating Activities	(533,506)	(300,249)	(13,153,028)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	-	-	9,622,125
Convertible notes	712,254	-	1,370,704
Notes and loans payable	-	135,000	919,845
Subscription advances	-	100,000	-
Advances from related parties	130,079	75,849	1,485,865
Net Cash Provided by Financing Activities	842,333	310,849	13,398,539

Net Increase in Cash	308,827	10,600	450,258

Cash, Beginning of Period	141,431	987	-

Cash, End of Period	$450,258	$11,587	$450,258

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 8)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 (UNAUDITED)

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement relating to accounting for debt settlement transactions in fiscal year ended December 2009

We have restated our consolidated financial statements as of and for the six months ended June 30, 2009 for changes to the Company’s accounting for debt settlement transactions. We had accounted for the equity issuance in settlement of $3,181,206 of debt by estimating the fair value from third party debt assignments instead of the quoted market value of the stock. Additionally, in connection with the debt settlement the Company issued 2,000,000 shares pursuant to a consulting services agreement using a block discount from the quoted value of the stock. Following discussions with the SEC, in connection with comments issued by the staff of the SEC, the Company determined that its accounting for debt settlement transactions should be reviewed. As a result, we reviewed GAAP guidance, which states that, ‘a quoted market price in an active market is the best evidence of fair value and should be used as the basis for the measurement, if available.’ Based on this guidance we have concluded that the difference of $13,137,038 between the fair value recognized using the quoted market price and the debt settled amounts should be recognized as loss on debt settlement.

The impact of the restatement on the consolidated financial statements as of and for the three and six months ended June 30, 2009, and from July 27, 1999 (inception) to June 30, 2009 is shown in the following tables:

As reported		Adjustment	As restated
Balance sheet data — December 31, 2009
Additional paid-in capital	$24,152,319	$13,137,038	$37,289,357
Deficit accumulated during the development stage	(25,274,076)	(13,137,038)	(38,411,114)
Total stockholders’ equity	$(629,388)	$—	$(629,388)

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the three months ended June 30, 2009
Gain (loss) on settlement of debt	$619,050	$(13,137,038)	$(12,517,988)
Net Income (Loss) for the period	114,976	(13,137,038)	(13,022,062)
Deficit Accumulated during the Development Stage, end of period	(21,149,548)	(13,137,038)	(34,286,586)
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.05	$(5.44)	$(5.39)

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the six months ended June 30, 2009
Gain (loss) on settlement of debt	$619,050	$(13,137,038)	$(12,517,988)
Net loss for the period	(337,442)	(13,137,038)	(13,474,480)
Deficit Accumulated during the Development Stage, end of period	(21,149,548)	(13,137,038)	(34,286,586)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.14)	$(5.51)	$(5.65)

As reported		Adjustment	As restated
Consolidated Statement of Operations data July 27, 1999 (inception) to June 30, 2009
Gain (Loss) on settlement of debt	$792,060	$(13,137,038)	$(12,344,978)
Net loss for the period	(21,149,548)	(13,137,038)	(34,286,586)
Deficit Accumulated during the Development Stage, end of period	$(21,149,548)	$(13,137,038)	$(34,286,586)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data For the six months ended June 30, 2009
Net loss	$(337,442)	$(13,137,038)	$(13,474,480)
(Gain) loss on settlement of debt	(619,050)	13,137,038	12,517,988
NET CASH USED IN OPERATING ACTIVITIES	$(300,249)	$-	$(300,249)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data From July 27, 1999 (inception) to June 30, 2009
Net loss	$(21,149,548)	$(13,137,038)	$(34,286,586)
(Gain) loss on settlement of debt	(792,060)	13,137,038	12,344,978
NET CASH USED IN OPERATING ACTIVITIES	$(11,798,045)	$-	$(11,798,045)

Restatement relating to recognition of derivative liabilities for the period ended June 30, 2010

We have restated our consolidated financial statements as of and for the six months ended June 30, 2010 related to the Company’s accounting for embedded warrants in the convertible notes issued during the quarter ended June 30, 2010. We had recorded the fair value of the Series A Warrants, Series B Warrants and Series C Warrants to equity. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for the warrants should be reviewed. As a result, we evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40 Contracts in an Entity’s Own Equity to the issued and outstanding warrants to purchase common stock that were issued with the convertible notes during the six months ended June 30, 2010 and those issued as finders’ fees. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments are required to be accounted for as derivatives due to a ratchet down protection feature available on the exercise price (Note 5). Under ASC 815-40-25, the Company has recorded the fair value of these derivatives on its balance sheet at fair value with changes in the values reflected in the statements of operations as “Changes in fair value of derivative liabilities”.

The impact of the restatement on the consolidated financial statements as of and for the three and six months ended June 30, 2010, and from July 27, 1999 (inception) to June 30, 2010 is shown in the following tables:

As reported		Adjustment	As restated
Balance sheet data — June 30, 2010

Deferred financing costs	$-	$205,876	$205,876
Total Assets	465,123	205,876	670,999
Derivative liability – conversion option	-	372,300	372,300
Derivative liability - warrants	-	1,150,875	1,150,875
Total liabilities	$884,683	$1,523,175	$2,407,858
Additional paid-in capital*	27,779,794	11,862,038	39,641,832
Deficit accumulated during the development stage*	(28,205,404)	(13,179,337)	(41,384,741)
Stockholders’ Deficit	$(419,560)	$(1,317,299)	$(1,736,859)
* Includes adjustments relating to accounting for debt settlement transactions in fiscal year ended December 2009

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the three months ended June 30, 2010
Consulting fees	$90,699	$(64,000)	$26,699
Interest and finance charges	147,033	23,224	170,257
Net Loss Before Other Items	(1,323,700)	40,776	(1,282,924)
Changes in fair value of derivative liabilities	-	1,532,350	1,532,350
Loss on debt financing	-	(1,615,425)	(1,615,425)
Net Loss for the period	(1,297,182)	(42,299)	(1,339,481)
Deficit Accumulated during the Development Stage, beginning of period*	(26,908,222)	(13,137,038)	(40,045,260)
Deficit Accumulated during the Development Stage, end of period*	(25,274,076)	(16,110,665)	(41,384,741)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.00)	$(0.03)
* Includes adjustments relating to accounting for debt settlement transactions in fiscal year ended December 2009

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the six months ended June 30, 2010
Consulting fees	$102,699	$(64,000)	$38,699
Interest and finance charges	312,629	23,224	335,853
Net Loss Before Other Items	(2,953,367)	40,776	(2,912,591)
Changes in fair value of derivative liabilities	-	1,532,350	1,532,350
Loss on debt financing	-	(1,615,425)	(1,615,425)
Net Loss for the period	(2,931,328)	(42,299)	(2,973,627)
Deficit Accumulated during the Development Stage, beginning of period*	(25,274,076)	(13,137,038)	(38,411,114)
Deficit Accumulated during the Development Stage, end of period*	(28,205,404)	(13,179,337)	(41,384,741)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.07)	$(0.00)	$(0.08)
* Includes adjustments relating to accounting for debt settlement transactions in fiscal year ended December 2009

As reported		Adjustment	As restated
Consolidated Statement of Operations data From July 27, 1999 (inception) to June 30, 2010
Consulting fees	$1,873,905	$(64,000)	$1,809,905
Interest and finance charges	4,223,232	23,224	4,246,456
Net Loss Before Other Items	(29,434,044)	40,776	(29,393,268)
Changes in fair value of derivative liabilities	-	1,532,350	1,532,350
Loss on debt financing	-	(1,615,425)	(1,615,425)
Gain (loss) on settlement of debt	1,157,655	(13,137,038)	(11,979,383)
Net Loss for the period	(28,205,404)	(13,179,337)	(41,384,741)
Deficit Accumulated during the Development Stage, end of period	$(28,205,404)	$(13,179,337)	$(41,384,741)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data For the six months ended June 30, 2010
Net loss	$(2,931,328)	$(42,299)	$(2,973,627)
Non-cash loss on debt financing	-	1,615,425	1,615,425
Changes in fair value of derivative liabilities	-	(1,532,350)	(1,532,350)
Non-cash interest and financing charges	-	329,365	329,365
Deferred financing costs	-	57,512	57,512
Accounts payable and accrued liabilities	401,805	(140,674)	261,131
NET CASH USED IN OPERATING ACTIVITIES	$(533,506)	$-	$(533,506)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data From July 27, 1999 (inception) to June 30, 2010
Net loss	$(28,205,404)	$(13,179,337)	$(41,384,741)
Non-cash loss on debt financing	-	1,615,425	1,615,425
Changes in fair value of derivative liabilities	-	(1,532,350)	(1,532,350)
Gain (loss) on settlement of debt	(1,157,655)	(10,821,728)	(11,979,383)
Non-cash interest and financing charges	3,835,068	42,386	3,877,454
Deferred financing costs	-	57,512	57,512
Accounts payable and accrued liabilities	2,887,818	(140,674)	2,747,144
NET CASH USED IN OPERATING ACTIVITIES	$(13,153,028)	$-	$(13,153,028)

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at June 30, 2010, the Company had a working capital deficit of $1,737,000 and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants issued with the convertible notes during the six months ended June 30, 2010. At June 30, 2010, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Determining fair value of warrants and conversion options, given the Company’s stage of development and financial position, is highly subjective and identifying appropriate measurement criteria and models is subject to uncertainty. There are several generally accepted pricing models for warrants and options and derivative provisions. The Company has chosen to value the conversion option on the notes that contain ratchet down provisions using the Binomial model under the following assumptions:
	At Initial Recognition				June 30, 2010
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Series A Warrants	2.5	0.40%	0.00%	199%	2.0	0.61%	0.00%	199%
Series B Warrants	1.0	0.35%	0.00%	199%	0.9	0.29%	0.00%	199%
Series C Warrants	-	-	-	-	-	-	-	-
Conversion Option	1.0	0.35%	0.00%	199%	0.9	0.29%	0.00%	199%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of June 30, 2010
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$1,150,875	-	-	$1,150,875	$1,150,875
Derivative liability – conversion option	372,300	-	-	372,300	372,300
Total	$1,523,175	-	-	$1,523,175	$1,523,175

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Beginning balance as of May 24, 2010	$2,270,125	$785,400	$3,055,525
Total unrealized gains or losses included in net loss	(1,119,250)	(413,100)	(1,532,350)
Transfers in and/or out of Level 3	-	-	-
Ending balance at June 30, 2010	$1,150,875	$372,300	$1,523,175

NOTE 5: CONVERTIBLE NOTE PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current and prior period:

	Face Value	Unamortized Note Discount	Balance at June 30, 2010

2010 Secured Convertible Notes
Senior Secured Notes, due May 19, 2011	$1,530,000	$1,390,000	$140,000

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

The Company paid a finders fee of $64,000 and issued 1,400,000 broker’s warrants (described below) valued at $165,100. The finder’s fee and fair value of the broker’s warrants was accounted for as deferred financing costs, and is being amortized over the term of the notes. At June 30, 2010, $205,876 remains unamortized and is presented in Current assets on the Company’s Balance sheet.

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

The economic characteristics and risks of the embedded Conversion option in the Notes (“Conversion option”) are not considered clearly and closely related to the economic characteristics and risks of the host debt contract. The price adjustment features included in the embedded Conversion option and the Warrants are not considered indexed to Company’s own stock. Pursuant to the guidance of ASC 815-10, the embedded Conversion option in the Notes meet the characteristics of a derivative instrument and must be valued separately from the host debt contract. In accordance with ASC 815-40-25, the Company has evaluated the Notes’ conversion option and recorded $785,400 as the initial fair value of the Conversion option Derivative liability. The fair value was determined using the Binomial option pricing model with current assumptions as outlined in the following paragraphs.

As a result of certain price adjustment clauses related to the Warrants, the Warrants are not included in the Company’s equity. The Company has recorded the fair value of these Warrants and the brokers’ warrants as “Derivative liability – warrants” initially in the amount of $2,270,125. (Note 4)

The proceeds received for the Notes were initially allocated to the embedded Conversion option and then to the Warrants based on their estimated fair value. The difference of $1,615,425 between the gross consideration of the Notes for $1,250,000 and the fair value of the calculated derivative liabilities amounting to $2,890,425 was accounted for under ‘Loss on debt financing’ in the consolidated statements of operations.

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

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is the amount established and agreed to by the related parties as representing fair value. The Company has accounted for the debt settlement transactions with related parties at management’s estimate of fair value, which is evidenced by the quoted market price of the Company’s shares.

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

Pursuant to a consulting arrangement entered into during the period, the Company issued 600,000 share purchase warrants with an exercise price of $0.50 per share and 600,000 share purchase warrants with an exercise price of $0.60 per share exercisable for a three year period (refer to Note 6).

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

NOTE 10: SUBSEQUENT EVENTS

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We are a development stage company. We recorded a net loss of $1,339,000 during the three months ended June 30, 2010 compared to net loss of $13,022,,000 for the three months ended June 30, 2009.

Operating costs increased to $1,283,00 during the three months ended June 30, 2010 compared to $454,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees decreased to $27,000 during the three months ended June 30, 2010 from $193,000 during the prior period, due primarily to business development services relating to debt restructuring that were in place during the prior period.

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

•
Interest and finance charges increased to $170,000 during the three months ended June 30, 2010 from $57,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with promissory notes.

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

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

We recorded a net loss of $2,974,00 during the six months ended June 30, 2010 compared to a net loss of $13,4745,000 for the six months ended June 30, 2009.

Operating costs increased to $2,913,000 during the six months ended June 30, 2010 compared to $940,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees decreased to $39,000 during the six months ended June 30, 2010 from $233,000 during the prior period, due primarily to business development services relating to debt restructuring that were in place during the prior period.

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

•
Interest and finance charges decreased slightly to $336,000 during the six months ended June 30, 2010 from $257,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with the convertible note payable.

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

As of June 30, 2010, we had total assets of $671,000, total liabilities of $2,408,000 and a deficit of $41,385,000 accumulated during the development stage. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below.

Cash and Working Capital
We had cash and cash equivalents of $450,000 as of June 30, 2010, compared to cash of $141,000 at December 31, 2009 and $12,000 at June 30, 2009. We had working capital deficiency of $1,737,000 as of June 30, 2010, compared to a working capital deficiency of $629,000 as of December 31, 2009 and working capital deficiency of $834,000 as of June 30, 2009.

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

TAPIMMUNE INC.
/s/ Glynn Wilson ________________________________
Glynn Wilson Chairman and Principal Executive Officer Date: October 13, 2011.
/s/ Denis Corin __________________________________
Denis Corin Chief Financial Officer and Acting Principal Accounting Officer Date: October October 13, 2011.