Form 10-Q/A
period 2010-09-30
TAPIMMUNE INC
filed 2011-10-14
CIK 1094038

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for TapImmune Inc. (“we” or the “Company”) for the quarterly period ended September 30, 2010, initially filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2010 (the “Original Filing”), is being filed to report restated Stockholders’ deficit and Accumulated paid-in capital relating to revaluation and reclassification of accounting for debt settlement transactions in fiscal year ended December 2009 and recognition of derivative liabilities relating to embedded warrants in the convertible notes in the current period. The restatement of the Company’s accounting for the debt settlement transactions and recognition of derivative liabilities arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings.

As a result, and as previously disclosed in filings made with the SEC, on April 6, 2011, the Board of Directors of the Company, determined that the Company’s previously issued consolidated unaudited financial statements and reports filed with the SEC for the quarterly period ended September 30, 2010 should not be relied upon. For a more detailed description of the effects of the restatement, see further discussion in Note 1A, “Restatement of Consolidated Financial Statements” to our consolidated financial statements included in Part I, Item 1 of this report.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filings in their entirety. However, this Form 10-Q/A only amends and restates Items 1 and 2 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement and comments of the SEC, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filings or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the dates of the Original Filings, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filings of the Original Filings or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to the date of this filing.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Description	Page

Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009 and for the Period from July 27, 1999 (Inception of Development Stage) to September 30, 2010 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and for the Period from July 27, 1999 (Inception of Development Stage) to September 30, 2010 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited) (As restated)	(As restated)
ASSETS
Current Assets
Cash	$144,741	$141,431
Due from government agency	1,051	1,033
Prepaid expenses and deposits (Note 8)	700	214,501
Deferred financing costs (Note 5)	148,131	-

	$294,623	$356,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$655,978	$586,556
Research agreement obligations (Note 3)	119,080	45,676
Derivative liability – conversion option (Note 4)	262,933	-
Derivative liability – warrants (Note 4)	1,068,375	-
Convertible note payable (Note 5)	370,740	203,021
Notes payable and secured loan (Note 5)	-	135,000
Due to related parties (Note 6)	157,479	16,100
	2,634,585	986,353

Stockholders’ Deficit
Capital stock (Note 7)
Common stock, $0.001 par value, 150,000,000 shares authorized
40,256,026 shares issued and outstanding (2009 – 38,361,674)	40,256	38,362
Additional paid-in capital	40,049,859	37,289,357
Shares and warrants to be issued	27,523	513,733
Deficit accumulated during the development stage	(42,398,754)	(38,411,114)
Accumulated other comprehensive loss	(58,846)	(59,726)
	(2,339,962)	(629,388)

	$294,623	$356,965

RESTATEMENT (Note 1(A))

Commitments and Contingencies (Notes 1, 3, 5 and 9)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		July 27, 1999 (inception of development stage) to September 30,
	2010 (As restated)	2009 (As restated)	2010 (As restated)	2009 (As restated)	2010 (As restated)

Expenses
Consulting fees	$28,000	$86,514	$66,699	$319,950	$1,837,905
Consultant compensation – stock-based (Note 6)	70,015	27,500	1,142,141	27,500	4,933,958
Depreciation	-	56	-	3,741	213,227
General and administrative	32,827	12,760	142,870	54,266	2,551,326
Interest and finance charges (Note 4 and 5)	458,565	319,969	794,418	577,073	4,705,021
Management fees (Note 5)	54,300	63,300	198,400	190,942	2,392,877
Management compensation – stock- based (Notes 5 and 6)	325,977	-	973,977	23,500	3,821,027
Professional fees	170,657	213,079	584,564	462,747	3,899,013
Research and development (Note 5)	93,517	25,069	243,380	28,979	5,660,772
Research and development – stock-based	-	-	-	-	612,000
	1,233,858	748,247	4,146,449	1,688,697	30,627,126

Net Loss Before Other Items	(1,233,858)	(748,247)	(4,146,449)	(1,688,697)	(30,627,126)

Other Items
Foreign exchange (loss) gain	(2,022)	(31,400)	(3,572)	(44,706)	41,018
Changes in fair value of derivative liabilities (Note 4)	191,867	-	1,724,217	-	1,724,217
Loss on debt financing (Note 5)	-	-	(1,615,425)	-	(1,615,425)
Gain (loss) on settlement of debt (Note 1A)	30,000	(11,314)	53,589	(12,529,302)	(11,949,383)
Interest income	-	83	-	2,746	33,344
Loss on disposal of assets	-	-	-	(5,399)	(5,399)

Net Loss for the Period	(1,014,013)	(790,878)	(3,987,640)	(14,265,358)	(42,398,754)

Deficit Accumulated During the Development Stage, beginning of period	(41,384,741)	(34,286,586)	(38,411,114)	(20,812,106)	-

Deficit Accumulated During the Development Stage, end of period	$(42,398,754)	$(35,077,464)	$(42,398,754)	$(35,077,464)	$(42,398,754)

Basic and Diluted Net Loss per Share	$(0.03)	$(0.02)	$(0.10)	$(0.08)

Weighted Average Number of Common Shares Outstanding	40,042,202	35,982,604	39,650,563	13,727,147

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	Nine Months Ended September 30,	July 27, 1999 (inception of development stage) to September 30,
	2010 (As restated)	2009 (As restated)	2010 (As restated)

Cash Flows from Operating Activities
Net loss	$(3,987,640)	$(14,265,358)	$(42,398,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	3,740	213,228
Non-cash loss on debt financing	1,615,425	-	1,615,425
Changes in fair value of derivative liabilities	(1,724,217)	-	(1,724,217)
(Gain) loss on settlement of debts	(53,589)	12,529,302	11,949,383
Loss on disposal of assets	-	5,399	5,399
Non-cash interest and finance fees	771,799	480,423	4,319,888
Stock-based compensation	2,116,118	51,000	9,383,235
Changes in operating assets and liabilities:
Due from government agency	(31)	32,255	(1,064)
Prepaid expenses and receivables	(30,700)	(90,480)	(24,700)
Deferred financing costs	41,381	-	41,381
Accounts payable and accrued liabilities	327,727	589,287	2,813,740
Research agreement obligations	73,404	(25,467)	337,211
Net Cash Used in Operating Activities	(850,323)	(689,899)	(13,469,845)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	-	-	9,622,125
Convertible notes	712,254	350,000	1,370,704
Notes and loans payable	-	135,000	919,845
Subscription advances	-	200,000	-
Advances from related parties	141,379	50,153	1,497,165
Net Cash Provided by Financing Activities	853,633	735,153	13,409,839

Net Increase in Cash	3,310	45,254	144,741

Cash, Beginning of Period	141,431	987	-

Cash, End of Period	$144,741	$46,241	$144,741

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement relating to accounting for debt settlement transactions in fiscal year ended December 2009

We have restated our consolidated financial statements as of and for the nine months ended September 30, 2009 for changes to the Company’s accounting for debt settlement transactions. We had accounted for the equity issuance in settlement of $3,181,206 of debt by estimating the fair value from third party debt assignments instead of the quoted market value of the stock. Additionally, in connection with the debt settlement, the Company issued 2,000,000 shares pursuant to a consulting services agreement using a block discount from the quoted value of the stock. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for debt settlement transactions should be reviewed. As a result, we reviewed GAAP guidance, which states that, ‘a quoted market price in an active market is the best evidence of fair value and should be used as the basis for the measurement, if available’. Based on this guidance we have concluded that the difference of $13,137,038 between the fair value recognized using the quoted market price and the debt settled amounts should be recognized as loss on debt settlement.

The impact of the restatement on the consolidated financial statements as of and for the three and nine months ended September 30, 2009, and from July 27, 1999 (inception) to September 30, 2009 is shown in the following tables:

As reported		Adjustment	As restated
Balance sheet data — December 31, 2009
Additional paid-in capital	$24,152,319	$13,137,038	$37,289,357
Deficit accumulated during the development stage	(25,274,076)	(13,137,038)	(38,411,114)
Total stockholders’ equity	$(629,388)	$—	$(629,388)

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the three months ended September 30, 2009
Deficit Accumulated during the Development Stage, beginning of period	(21,149,548)	(13,137,038)	(34,286,586)
Deficit Accumulated during the Development Stage, end of period	(21,940,426)	(13,137,038)	(35,077,464)

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the nine months ended September 30, 2009
Gain (loss) on settlement of debt	$607,736	$(13,137,038)	$(12,529,302)
Net loss for the period	(1,128,320)	(13,137,038)	(14,265,358)
Deficit Accumulated during the Development Stage, end of period	(21,940,426)	(13,137,038)	(35,077,464)
BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.96)	$(1.04)

As reported		Adjustment	As restated
Consolidated Statement of Operations data July 27, 1999 (inception) to September 30, 2009
Gain (loss) on settlement of debt	$780,746	$(13,137,038)	$(12,356,292)
Net loss for the period	(21,940,426)	(13,137,038)	(35,077,464)
Deficit Accumulated during the Development Stage, end of period	$(21,940,426)	$(13,137,038)	$(35,077,464)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data For the nine months ended September 30, 2009
Net loss	$(1,128,320)	$(13,137,038)	$(14,265,358)
Gain on settlement of debt	(607,736)	13,137,038	12,529,302
NET CASH USED IN OPERATING ACTIVITIES	$(689,899)	$-	$(689,899)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data From July 27, 1999 (inception) to September 30, 2009
Net loss	$(21,940,426)	$(13,137,038)	$(35,077,464)
Gain on settlement of debt	(780,746)	13,137,038	12,356,292
NET CASH USED IN OPERATING ACTIVITIES	$(12,187,695)	$-	$(12,187,695)

Restatement relating to recognition of derivative liabilities for the period ended June 30, 2010

We have restated our consolidated financial statements as of and for the nine months ended September 30, 2010 related to the Company’s accounting for embedded warrants in the convertible notes issued during the nine months ended September 30, 2010. We had recorded the fair value of the Series A Warrants, Series B Warrants and Series C Warrants to equity. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for the warrants should be reviewed. As a result, we evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40 Contracts in an Entity’s Own Equity to the issued and outstanding warrants to purchase common stock that were issued with the convertible notes during the nine months ended September 30, 2010 and those issued as finders’ fees. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments are required to be accounted for as derivatives due to a ratchet down protection feature available on the exercise price (Note 5). Under ASC 815-40-25, the Company has recorded the fair value of these derivatives on its balance sheet at fair value with changes in the values reflected in the statements of operations as “Changes in fair value of derivative liabilities”.

The impact of the restatement on the consolidated financial statements as of and for the three and nine months ended September 30, 2010, and from July 27, 1999 (inception) to September 30, 2010 is shown in the following tables:

As reported		Adjustment	As restated
Balance sheet data — September 30, 2010

Deferred financing costs	$-	$148,131	$148,131
Total Assets	146,492	148,131	294,623
Derivative liability – conversion option	-	262,933	262,933
Derivative liability - warrants	-	1,068,375	1,068,375
Total liabilities	$1,303,277	$1,331,308	$2,634,585
Additional paid-in capital*	28,187,821	11,862,038	40,049,859
Deficit accumulated during the development stage*	(29,353,539)	13,045,215	(42,398,754)
Stockholders’ Deficit	$(1,156,785)	$1,183,177	$(2,339,962)
* Includes adjustments relating to accounting for debt settlement transactions in fiscal year ended December 2009

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the three months ended September 30, 2010
Interest and finance charges	400,820	57,745	458,565
Net Loss Before Other Items	(1,176,113)	(57,745)	(1,233,858)
Changes in fair value of derivative liabilities	-	191,867	191,867
Loss on debt financing	-	(1,615,425)	(1,615,425)
Net Loss for the period	(1,148,135)	134,122	(1,014,013)
Deficit Accumulated during the Development Stage, beginning of period*	(28,205,404)	(13,179,337)	(41,384,741)
Deficit Accumulated during the Development Stage, end of period*	(29,353,539)	(13,045,215)	(42,398,754)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.00)	$(0.03)
* Includes adjustments relating to accounting for debt settlement transactions in fiscal year ended December 2009

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the nine months ended September 30, 2010
Consulting fees	$130,699	$(64,000)	$66,699
Interest and finance charges	713,449	80,969	794,418
Net Loss Before Other Items	(4,129,480)	(16,969)	(4,146,449)
Changes in fair value of derivative liabilities	-	1,724,217	1,724,217
Loss on debt financing	-	(1,615,425)	(1,615,425)
Net Loss for the period	(4,079,463)	91,823	(3,987,640)
Deficit Accumulated during the Development Stage, beginning of period*	(25,274,076)	(13,137,038)	(38,411,114)
Deficit Accumulated during the Development Stage, end of period*	(29,353,539)	(13,045,215)	(42,398,754)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$(0.10)	$(0.00)	$(0.10)
* Includes adjustments relating to accounting for debt settlement transactions in fiscal year ended December 2009

As reported		Adjustment	As restated
Consolidated Statement of Operations data From July 27, 1999 (inception) to September 30, 2010
Consulting fees	$1,901,905	$(64,000)	$1,837,905
Interest and finance charges	4,624,052	80,969	4,705,021
Net Loss Before Other Items	(30,610,157)	(16,969)	(30,627,126)
Changes in fair value of derivative liabilities	-	1,724,217	1,724,217
Loss on debt financing	-	(1,615,425)	(1,615,425)
Gain (loss) on settlement of debt	1,187,655	(13,137,038)	(11,949,383)
Net Loss for the period	(29,353,539)	(13,045,215)	(42,398,754)
Deficit Accumulated during the Development Stage, end of period	$(29,353,539)	(13,045,215)	(42,398,754)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data For the nine months ended September 30, 2010
Net loss	$(4,079,463)	$91,823	$(3,987,640)
Non-cash loss on debt financing	-	1,615,425	1,615,425
Changes in fair value of derivative liabilities	-	(1,724,217)	(1,724,217)
Non-cash interest and financing charges	713,449	58,350	771,799
Deferred financing costs	-	41,381	41,381
Accounts payable and accrued liabilities	410,489	(82,762)	327,727
NET CASH USED IN OPERATING ACTIVITIES	$(850,323)	$-	$(850,323)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data From July 27, 1999 (inception) to September 30, 2010
Net loss	$(29,353,539)	$(13,045,215)	$(42,398,754)
Non-cash loss on debt financing	-	1,615,425	1,615,425
Changes in fair value of derivative liabilities	-	(1,724,217)	(1,724,217)
Gain on settlement of debt	(1,187,655)	13,137,038	11,949,383
Non-cash interest and financing charges	4,261,538	58,350	4,319,888
Deferred financing costs	-	41,381	41,381
Accounts payable and accrued liabilities	2,896,502	(82,762)	2,813,740
NET CASH USED IN OPERATING ACTIVITIES	$(13,469,845)	$-	$(13,469,845)

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at September 30, 2010, the Company had a working capital deficit of $2,340,000 and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

NOTE 4: DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

The Company has evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40 Contracts in an Entity’s Own Equity to the issued and outstanding warrants to purchase common stock that were issued with the convertible notes during the nine months ended September 30, 2010 and those issued as finders’ fees. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives due to a ratchet down protection feature available on the exercise price (Note 5). Under ASC 815-40-25, the Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values reflected in the statements of operations as “Changes in fair value of derivative liabilities”. These derivative instruments disclosed on the balance sheet under ‘Derivative liabilities – warrants’.

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants issued with the convertible notes during the nine months ended September 30, 2010. At September 30, 2010, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

	At Initial Recognition				September 30, 2010
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Series A Warrants	2.5	0.40%	0.00%	199%	2.0	0.42%	0.00%	199%
Series B Warrants	1.0	0.35%	0.00%	199%	0.6	0.19%	0.00%	199%
Series C Warrants	-	-	-	-	-	-	-	-
Conversion Option	1.0	0.35%	0.00%	199%	0.6	0.19%	0.00%	199%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

As of September 30, 2010
Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 1,068,375	-	-	$ 1,068,375	$ 1,068,375
Derivative liability – conversion option	262,933	-	-	262,933	262,933
Total	$ 1,331,308	-	-	$ 1,331,308	$ 1,331,308

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2010:

Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Beginning balance as of May 24, 2010	$ 2,270,125	$ 785,400	$ 3,055,525
Total unrealized gains or losses included in net loss	(1,201,750)	(522,467)	(1,724,217)
Transfers in and/or out of Level 3	-	-	-
Ending balance at September 30, 2010	$ 1,068,375	$ 262,933	$ 1,331,308

NOTE 5: CONVERTIBLE NOTE PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current and prior period:

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at September 30, 2010

2010 Secured Convertible Notes
Senior Secured Notes, due May 19, 2011	$ 1,530,000	$ (170,000)	$ 989,260	$ 370,740

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

The Company paid a finders fee of $64,000 and issued 1,400,000 broker’s warrants (described below) valued at $165,100. The finder’s fee and fair value of the broker’s warrants was accounted for as deferred financing costs, and is being amortized over the term of the notes. At September 30, 2010, $148,131 remains unamortized and is presented in Current assets on the Company’s Balance sheet.

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

NOTE 8: SUPPLEMENTAL CASH FLOW INFORMATION

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

2010	$125,622
2011	513,825
2012	445,500
2013	25,000
$1,109,947

NOTE 10: SUBSEQUENT EVENTS

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

In this Amendment No. 1, we have restated the amounts in our three months and six months results of operations and financial condition, where applicable.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

We are a development stage company. We recorded a net loss of $1,014,000 during the three months ended September 30, 2010 compared to net loss of $791,000 for the three months ended September 30, 2009.

Operating costs increased to $1,234,000 during the three months ended September 30, 2010 compared to $748,000 in the prior period. Significant changes in operating expenses are outlined as follows:
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

•
Interest and finance charges increased to $459,000 during the three months ended September 30, 2010 from $320,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with convertible debentures and promissory notes, respectively.

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

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

We recorded a net loss of $3,988,000 during the nine months ended September 30, 2010 compared to a net loss of $14,265,000 for the nine months ended September 30, 2009.

Operating costs increased to $4,146,000 during the nine months ended September 30, 2010 compared to $1,689,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees decreased to $67,000 during the nine months ended September 30, 2010 from $320,000 during the prior period, due primarily to business development services relating to debt restructuring that were in place during the prior period.

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

•
Interest and finance charges increased to $794,000 during the nine months ended September 30, 2010 from $577,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with convertible debentures and promissory notes, respectively.

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

As of September 30, 2010, we had total assets of $295,000, total liabilities of $2,635,000 and a deficit of $42,399,000 accumulated during the development stage. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in financing activities section below.

Cash and Working Capital

We had cash and cash equivalents of $145,000 as of September 30, 2010, compared to cash of $141,000 at December 31, 2009 and $46,000 at September 30, 2009. We had working capital deficiency of $2,340,000 as of September 30, 2010, compared to a working capital deficiency of $629,000 as of December 31, 2009 and working capital deficiency of $760,000 as of September 30, 2009.

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
Denis Corin Chief Financial Officer and Acting Principal Accounting Officer Date: October 13, 2011.