Form 10-K/A
period 2010-12-31
TAPIMMUNE INC
filed 2011-10-14
CIK 1094038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐                                                                                                           Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)                            Smaller reporting company ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K for TapImmune Inc. (“we” or the “Company”) for the fiscal year ended December 31, 2010, initially filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2011 (the “Original Filing”), is being filed to amend and restate the Company’s consolidated financial statements and related disclosures for the year ended December 31, 2009 and December 31, 2010 as discussed in Note 1A to the accompanying restated financial statements. The amendments and restatement relates to the Company’s accounting for debt settlement transactions which took place in the fiscal year ended December 2009 and valuation of derivative liabilities recognized in the fiscal year ended December 2010. The restatement of the Company’s accounting for the debt settlement transactions and valuation of derivative liabilities arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings.

As a result, and as previously disclosed in filings made with the SEC, on April 6, 2011, the Board of Directors of the Company, determined that the Company’s previously issued consolidated financial statements and reports filed with the SEC for the fiscal year ended December 31, 2009 should not be relied upon. For a more detailed description of the effects of the restatement, see further discussion in Note 1A, “Restatement of Consolidated Financial Statements” to our consolidated financial statements included in Item 8 of this report.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety. However, this Form 10-K/A only amends and restates Items 7, 8, 13 and 15 of the Original Filing, in each case, solely as a result of, and to reflect, the restatement and comments of the SEC, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

Except for the foregoing amended information, this Form 10-K/A continues to speak as of the dates of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filings of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to this filing.

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

AVAILABLE INFORMATION

TapImmune Inc. files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy documents referred to in this Annual Report on Form 10-K/A that have been filed with the SEC at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC’s website at http://www.sec.gov.

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

On August 8, 2011 the U.S. Patent and Trademark Office (USPTO) has issued a Notice of Allowance for U.S. patent application number 20100303894 entitled “POXVIRIDAE TREATMENT”.  U.S. Patent Application Serial No. 12/474,331  Title:  POX VIRIDAE TREATMENT Inventor:  Jefferies et al.

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

Securities Authorized For Issuance under Compensation Plans

The following table sets forth information as of December 31, 2010:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
(a)Equity compensation plans approved by security holders	Nil		Nil	Nil
(b)Equity compensation plans not approved by security holders	3,272,000	(1)	$0.92	6,728,000
	3,272,000	(1)	$0.92	6,728,000

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

Warrants

As of the date of this annual report, there are an aggregate of 14,237,126 common stock purchase warrants issued and outstanding.

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

On March 15, 2010, the company entered into a management consulting agreement for business consulting services for 500,000 restricted common shares

On Jan 20, 2011, the company entered into a consulting agreement for business and financing consulting services for 350,000 restricted common shares

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

We had also entered into an agreement to early settle the remaining $233,333 of the 2010 Notes in exchange for 2,048,578 common shares, a warrant to purchase 1,000,000 shares of common stock and a new April 2011 Note for $25,000. On closing we expect to retire the outstanding 4,900,000 warrants related to the 2010 Note. The transaction has not closed as of the date of the financial statements, as it is contingent upon the Company closing additional financing and clearing other requirements prior to settlement.

On April 12, 2011 we sold Convertible Notes (the “April 2011 Notes”) to accredited investors with a final maturity date of April 12, 2014 and a face amount of $165,000. The April Notes bear interest at the rate of 10% per year which, in the case of a default, increases to 20% per annum. The principal is due on the third anniversary of the April 2011 Notes and interest is due on the April 2011 Notes every three months starting three months from their issuance. One year after the issuance of the April Notes, we may elect to prepay a portion of all of the April Notes. If we make such an election, the holders of the April 2011 Notes may elect to receive such prepayment in cash, in shares of our common stock or in a combination thereof. One year after the issuance of the April 2011 Notes, a holder of an April 2011 Note may elect to convert a portion or all of such April 211 Note at $0.15 per share.

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

Results of Operations

The following table sets out our consolidated losses for the periods indicated and reflects the restated December 31, 2009 numbers (See Note 1A in the Financial Statements) as referenced by our 8k filed April 6 2011:

	(Restated) Year Ended December 31, 2010	(Restated) Year Ended December 31, 2009	(Restated) Period from July 27, 1999 (inception) to December 31, 2010

EXPENSES
Consulting	$88,231	$552,339	$1,859,437
Consulting, stock-based	1,200,736	506,042	4,992,553
Depreciation	-	3,741	213,227
General and administrative	203,066	85,146	2,611,522
Interest and financing charges	1,241,078	1,188,934	5,151,681
Management fees	329,177	260,242	2,523,654
Management fees, stock-based	1,087,915	2,019,660	3,934,965
Professional fees	742,338	673,227	4,056,787
Research and development	290,048	93,041	5,707,440
Research and development, stock-based	-	-	612,000
	5,182,589	5,382,372	31,663,266
NET LOSS BEFORE OTHER ITEMS	(5,182,589)	(5,382,372)	(31,663,266)
OTHER ITEMS
Foreign exchange	(1,237)	(38,069)	43,353
Changes in fair value of derivative liabilities	1,655,011	-	1,655,011
Loss on debt financing	(1,615,425)	-	(1,615,425)
Gain (loss) on settlement of debt	53,589	(12,175,982)	(11,949,383)
Interest income	-	2,814	33,344
Loss on disposal of assets	-	(5,399)	(5,399)
NET LOSS	$(5,090,651)	$(17,599,008)	$(43,501,765)

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 (As restated)
We are a development stage company. We recorded a net loss of $5,090,651 during the year ended December 31, 2010 compared to $17,599,008 for the year ended December 31, 2009.

Operating Expenses
Operating expenses incurred during the fiscal year ended December 31, 2010 were $5,182,589 compared to $5,382,372 in the prior year. Significant changes and expenditures are outlined as follows:

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

•
Interest and finance charges were $1,241,078 during the fiscal year ended December 31, 2010 compared to $1,188,934 during the prior fiscal year. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with convertible notes.

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

•
Professional fees were $742,338 in the year ended December 31, 2010 compared to $673,227 in the prior year. The increase from the prior year results from significant activity relating to debt restructuring and continuing patent applications in the current year.

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

During the fiscal year ended December 31, 2010, we recorded a net gain on settlement of debt of $53,589 compared to a loss of $12,175,982 in the prior year. The current year gain was recognized due to write off of accrued interest charges and credit received for consulting services compared to retirement of debt and obligations through conversion to equity and debt settlement arrangements with creditors in the last fiscal year. Foreign exchange loss decreased to $1,237 during the fiscal year ended December 31, 2010 from a loss of $38,069 in the prior year. Interest income was $nil during the fiscal year ended December 31, 2010 compared to $2,814 in the prior year. Loss on disposal of assets decreased to $nil during the fiscal year ended December 31, 2010 from $5,399 in the prior year.

Our net loss for the year ended December 31, 2010 was $5,090,651 or ($0.13) per share, compared to a net loss of $17,599,008 or ($0.89) per share in the prior period. The weighted average number of shares outstanding was 39,803,173 for the year ended December 31, 2010 compared to 19,704,002 for the prior year.

Liquidity and Capital Resources
The following table sets forth our cash and working capital as of December 31, 2009 and 2008:

	December 31, 2010	December 31, 2009

Cash reserves	$23,516	$141,431
Working capital (deficit)	$(3,272,489)	$(629,388)

Subject to the availability of additional financing, we intend to spend approximately $5,000,000 over the next twelve months in carrying out our plan of operations. At December 31, 2010, we had $23,516 of cash on hand and a working capital deficit of $3,272,489. As such, our working capital at December 31, 2010 will not be sufficient to enable us to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. We anticipate that we will require additional funding of approximately $5,000,000. Our management is currently making significant efforts to secure the needed financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Going Concern
We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2010, we had accumulated losses of $43,501,765 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used in Operating Activities
Operating activities in the year ended December 31, 2010 used cash of $925,041 compared to $1,121,726 in the year ended December 31, 2009. Operating activities in the period from inception on July 27, 1999 to December 31, 2010 used cash of $13,544,563. Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting fees, management fees, professional fees and research and development.

Net Cash Used in Investing Activities
In the year ended December 31, 2010, investing activities used cash of $Nil compared to $Nil in the year ended December 31, 2009. In the period from inception on July 27, 1999 to December 31, 2010 investing activities provided cash of $204,747.

Net Cash Provided by Financing Activities
As we have had no revenues since inception, we have financed our operations primarily through private placements of our stock. Financing activities in the year ended December 31, 2010 provided cash of $807,126 compared to $1,262,170 in the year ended December 31, 2009. In the period from inception on July 27, 1999 to December 31, 2010, financing activities provided net cash of $13,363,332 primarily from the sale of our equity securities.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of TapImmune Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and the period from July 27, 1999 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Our previous report dated April 15, 2011 has been withdrawn and the accompanying financial statements restated to correct misstatements as disclosed in Note 1A.

“DMCL”

                               DALE MATHESON CARR-HILTON LABONTE LLP
Vancouver, Canada                                                                                                     CHARTERED ACCOUNTANTS
April 15, 2011 (except for Note 1A, which
is as at October 6, 2011)

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	(Restated) December 31, 2009

ASSETS
Current Assets
Cash	$23,516	$141,431
Due from government agency	1,083	1,033
Prepaid expenses and deposits	700	214,501
Deferred financing costs (Note 5)	91,134	-

	$116,433	$356,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 11)	$809,292	$586,556
Research agreement obligations (Note 3)	141,761	45,676
Derivative liability – conversion option (Note 4)	175,389	-
Derivative liability – warrants (Note 4)	1,225,125	-
Convertible note payable (Note 5)	353,050	203,021
Loans payable (Note 6)	425,000	-
Notes payable and secured loan (Note 5)	-	135,000
Due to related parties (Note 7)	259,305	16,100
	3,388,922	986,353

Stockholders’ Deficit
Capital stock (Note 8)
Common stock, $0.001 par value, 150,000,000 shares authorized
40,256,027 shares issued and outstanding (2009 – 38,361,674)	40,256	38,362
Additional paid-in capital	40,214,935	37,289,357
Shares and warrants to be issued	34,980	513,733
Deficit accumulated during the development stage	(43,501,765)	(38,411,114)
Accumulated other comprehensive loss	(60,895)	(59,726)
	(3,272,489)	(629,388)

	$116,433	$356,965

RESTATEMENT (Note 1(A))

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Restated) Year Ended December 31, 2010	(Restated) (Note 1(A)) Year Ended December 31, 2009	(Restated) Period from July 27, 1999 (inception) to December 31, 2010

EXPENSES
Consulting	$88,231	$552,339	$1,859,437
Consulting, stock-based (Note 8)	1,200,736	506,042	4,992,553
Depreciation	-	3,741	213,227
General and administrative	203,066	85,146	2,611,522
Interest and financing charges (Note 6)	1,241,078	1,188,934	5,151,681
Management fees (Note 7)	329,177	260,242	2,523,654
Management fees, stock-based (Note 8)	1,087,915	2,019,660	3,934,965
Professional fees	742,338	673,227	4,056,787
Research and development (Note 7)	290,048	93,041	5,707,440
Research and development, stock-based	-	-	612,000
	5,182,589	5,382,372	31,663,266
NET LOSS BEFORE OTHER ITEMS	(5,182,589)	(5,382,372)	(31,663,266)
OTHER ITEMS
Foreign exchange	(1,237)	(38,069)	43,353
Changes in fair value of derivative liabilities (Note 4)	1,655,011	-	1,655,011
Loss on debt financing (Note 5)	(1,615,425)	-	(1,615,425)
Gain (loss) on settlement of debt (Notes 1(A) and 8)	53,589	(12,175,982)	(11,949,383)
Interest income	-	2,814	33,344
Loss on disposal of assets	-	(5,399)	(5,399)
NET LOSS	$(5,090,651)	$(17,599,008)	$(43,501,765)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.89)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	39,803,173	19,704,002

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

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Net loss	-	-	-	-	(2,195,939)	-	(2,195,939)
Balance, December 31, 2008	2,414,983	24,150	17,500,559	323,750	(20,812,106)	(59,726)	(3,023,373)
Reverse split recapitalization adjustment (rounding) in July 2009	118	(21,735)	21,735	-	-	-	-
Issued for cash
- at $0.80 per share in November 2009	875,000	875	699,125	-	-	-	700,000
Issued at fair value pursuant to service agreements in August 2009	25,000	25	27,475	-	-	-	27,500
Issued at fair value pursuant to debt settlement agreements in July 2009	33,812,065	33,812	15,181,618	-	-	-	15,215,430
Issued on the exercise of warrants in August and November 2009	1,234,508	1,235	241,515	-	-	-	242,750
Stock based compensation in October 2009	-	-	2,091,900	-	-	-	2,091,900
Fair value of warrants issued in February , May and June 2009 in connection with promissory notes	-	-	725,669	(300,350)	-	-	425,319
Fair value of warrants issued in August and October 2009 in connection with convertible notes	-	-	425,491	-	-	-	425,491
Fair value of warrants issued in December 2009 pursuant to service agreements	-	-	374,270	-	-	-	374,270
Obligation to issue shares at fair value pursuant to service agreements in December 2009	-	-	-	246,533	-	-	246,533
Obligation to issue shares at fair value pursuant to debt settlement agreements in September 2009	-	-	-	243,800	-	-	243,800
Net loss	-	-	-	-	(17,599,008)	-	(17,599,008)
Balance, December 31, 2009 (As Restated in Note 1A)	38,361,674	$38,362	$37,289,357	$513,733	$(38,411,114)	$(59,726)	$(629,388)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2010

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Notes converted into shares	952,305	952	427,003	(243,800)	-	-	184,155
Stock based compensation in 2010	-	-	1,385,229	-	-	-	1,385,229
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	28,220	-	-	28,220
Issued at fair value pursuant to debt settlement agreements	361,648	372	190,040	-	-	-	190,412
Issued at fair value pursuant to service agreements	570,000	570	275,306	(263,173)	-	-	12,703
Untraceable shares reissued	10,400	-	-	-	-	-	-
Fair value of warrants issued pursuant to service agreements	-	-	648,000	-	-	-	648,000
Foreign exchange translation adjustment	-	-	-	-	-	(1,169)	(1,169)
Net loss	-	-	-	-	(5,090,651)	-	(5,090,651)
Balance, December 31, 2010	40,256,027	$40,256	$40,214,935	$34,980	$(43,501,765)	$(60,895)	$(3,272,489)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Restated) Year Ended December 31, 2010	Year Ended December 31, 2009 (As restated)	Period from July 27, 1999 (inception) to December 31, 2010 (As restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,090,651)	$(17,599,008)	$(43,501,765)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	3,741	213,227
Non-cash loss on debt financing	1,615,425	-	1,615,425
Changes in fair value of derivative liabilities	(1,655,011)	-	(1,655,011)
Loss (gain) on settlement of debt	(53,589)	12,175,982	11,949,383
Loss on disposal of assets	-	5,399	5,399
Non-cash interest and financing charges	1,241,078	1,073,255	4,789,167
Stock based compensation	2,288,651	2,525,702	9,555,768
Changes in operating assets and liabilities:
Due from government agency	(31)	32,230	(1,064)
Prepaid expenses and receivables	(30,700)	9,520	(24,700)
Deferred financing costs	(65,885)	-	(65,885)
Accounts payable and accrued liabilities	729,587	631,244	3,215,601
Research agreement obligations	96,085	20,209	359,892
NET CASH USED IN OPERATING ACTIVITIES	(925,041)	(1,121,726)	(13,544,563)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	-	700,000	9,622,125
Convertible notes, net	138,921	350,000	797,371
Proceeds from loans payable	425,000	-	425,000
Notes and loans payable	-	135,000	919,845
Advances from related parties	243,205	77,170	1,598,991
NET CASH PROVIDED BY FINANCING ACTIVITIES	807,126	1,262,170	13,363,332

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	(117,915)	140,444	23,516
CASH, BEGINNING	141,431	987	-
CASH, ENDING	$23,516	$141,431	$23,516
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement relating to accounting for debt settlement transactions in fiscal year ended December 2009

We have restated our consolidated financial statements as of and for the fiscal year ended December 31, 2009 related to the Company’s accounting for the debt settlement transactions. We had accounted for the equity issuance in settlement of $3,181,206 of debt by estimating the fair value from third party debt assignments instead of the quoted market value of the stock. Additionally, in connection with the debt settlement, the Company issued 2,000,000 shares pursuant to a consulting services agreement using a block discount from the quoted value of the stock. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for debt settlement transactions should be reviewed. As a result, we reviewed GAAP guidance, which states that ‘a quoted market price in an active market is the best evidence of fair value and should be used as the basis for the measurement, if available’. Based on this guidance we have concluded that the difference of $13,137,038 between the fair value recognized using the quoted market price and the debt settled amounts should be recognized as loss on debt settlement.

We had previously restated the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2009 in the Form 10-K for the fiscal year ended December 31, 2010 relating to the Company’s accounting for the debt settlement with related parties. The components of certain debt settlements that occurred in 2009 with related parties were originally accounted for as a gain on settlement of debt. We had determined that the accounting for the related party debt settlements was not in accordance with Financial Accounting Standards Board (“FASB”) – Accounting Standards Codification (“ASC”) 470-50-40-2, which states that ‘extinguished transactions between related entities may be in essence capital transactions.’ Based on this guidance, we had concluded that the gain from settlement with related parties in the amount of $766,769 would more appropriately be recognized as additional paid-in capital. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for debt settlement transactions with related parties should be reviewed. As a result of the current restatement, based on GAAP guidance and management’s interpretation, we have accounted for the debt settlement transactions with related parties as loss on debt settlement and reversed the $766,769 amount which was recognized as additional paid-in capital.

The adjustment amount of $13,137,038 comprises the fair value of the debt settlement less the book value of the debt less the $766,769 that was reversed in the previous 10-K filed on April 18, 2011.

The impact of the restatement on the consolidated financial statements as of and for the year ended December 31, 2010 is shown in the following tables:

As reported in December 31, 2010 10-K filed on April 18, 2011		Adjustment	As restated
Balance sheet data — December 31, 2009
Additional paid-in capital	$24,919,088	$12,370,269	$37,289,357
Deficit accumulated during the development stage	(26,040,845)	(12,370,269)	(38,411,114)
Total stockholders’ equity	$(629,388)	$—	$(629,388)

As reported		Adjustment	As restated
Balance sheet data — December 31, 2010
Additional paid-in capital	$27,844,666	$12,370,269	$40,214,935
Deficit accumulated during the development stage	(31,131,496)	(12,370,269)	(43,501,765)
Total stockholders’ equity	$(3,272,489)	$—	$(3,272,489)

As reported in December 31, 2010 10-K filed on April 18, 2011		Adjustment	As restated
Consolidated Statement of Operations data For the year ended December 31, 2009
Gain (loss) on settlement of debt	$194,287	$(12,370,269)	$(12,175,982)
NET LOSS	5,228,739	12,370,269	17,599,008
BASIC AND DILUTED NET LOSS PER SHARE	$(0.27)	$(0.62)	$(0.89)

	As reported	Adjustment	Adjustment
Consolidated Statement of Operations data From July 27, 1999 (inception) to December 31, 2010
Gain (loss) on settlement of debt	$420,886	$(12,370,269)	$(11,949,383)
NET LOSS	31,131,496	12,370,269	43,501,765

As reported in December 31, 2010 10-K filed on April 18, 2011		Adjustment	As restated
Consolidated Statement of Cash Flows data For the year ended December 31, 2009
NET LOSS	$(5,228,739)	$(12,370,269)	$(17,599,008)
(Gain) loss on settlement of debt	(194,287)	12,370,269	12,175,982
NET CASH USED IN OPERATING ACTIVITIES	$(1,121,726)	$-	$(1,121,726)

As reported in 2010 10-K		Adjustment	As restated
Consolidated Statement of Cash Flows data From July 27, 1999 (inception) to December 31, 2010
NET LOSS	$(31,131,496)	$(12,370,269)	$(43,501,765)
(Gain) loss on settlement of debt	(420,886)	12,370,269	11,949,383
NET CASH USED IN OPERATING ACTIVITIES	$(13,544,563)	$-	$(13,544,563)

Restatement relating to valuation of derivative liabilities for the period ended December 31, 2010

We have restated our consolidated financial statements as of and for the year ended December 31, 2010 related to the Company’s accounting for embedded warrants in the convertible notes issued during the year ended December 31, 2010. We had determined the fair value of the Series A Warrants, Series B Warrants, Series C Warrants and the conversion option using Black-Scholes valuation model. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for the warrants should be reviewed. As a result, we determined that the use of binomial valuation model was more appropriate.

The difference in the fair value measurements between Black Scholes and Binomial option valuations models on the beginning balance on May 24, 2010 is $20,625 for Series A warrants, $5,500 for Series B warrants and $5,100 for the conversion option (Note 4). The impact of the restatement on the consolidated financial statements as of and for the year ended December 31, 2010 is shown in the following table:

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the year ended December 31, 2010
Interest and finance charges	$1,242,978	$(1,900)	$1,241,078
NET LOSS BEFORE OTHER ITEMS	(5,184,489)	1,900	(5,182,589)
Changes in fair value of derivative liabilities	$1,686,236	$(31,225)	$1,655,011
Loss on debt financing	(1,644,750)	29,325	(1,615,425)
NET LOSS	(5,090,651)	-	(5,090,651)

Note 4 – Fair Value Measurements Using Level 3 Inputs
	As reported	Adjustment	As restated
Beginning balance as of May 24, 2010
Derivative liability - warrants	$2,296,250	$(26,125)	$2,270,125
Derivative liability – conversion option	790,500	(5,100)	785,400
Total unrealized gains or losses included in net loss (Derivative liability – warrants)	(1,071,125)	26,125	(1,045,000)
Total unrealized gains or losses included in net loss (Derivative liability – conversion option)	$(615,111)	$5,100	$(610,011)

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at December 31, 2010, the Company had a working capital deficit of $1,871,975 (excluding derivative liabilities recorded as current liabilities) and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Furniture and Equipment

Furniture and equipment is recorded at cost and amortized using the straight-line method over the estimated useful life at the following rates:

(a)	Computer Equipment	2 years
(b)	Furniture and Fixtures	5 years
(c)	Laboratory Equipment	3 years

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

Derivative Warrant Liability

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and  815-40. This accounting treatment requires that the carrying amount of embedded derivatives be marked-to-market at each balance sheet date and carried at fair value. In the event that the fair value is recorded as a liability, the change in fair value during the period is recorded in the Statement of Operations as either income or expense. Upon conversion, exercise or cancellation of a derivative instrument, the instrument is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

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

In evaluating the application of ASC 815-40, management must determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. ASC 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The application of ASC 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible notes containing full-ratchet and anti-dilution protections. For the year ended December 31, 2010, the above referenced guidance has resulted in the recognition of derivative liabilities.

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

The carrying amounts of the Company’s financial assets and liabilities, such as; cash, receivables, prepaid expenses and deposits, accounts payable and accrued liabilities, research agreement obligations, and due to related parties, approximate their fair values because of their short term maturity. The Company’s convertible notes payable approximate fair value based upon management’s estimate of comparable interest rates that would be available to the Company for similar financial arrangements.

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

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at December 31, 2010, the Company had accrued $141,761 (€106,250) under the amended agreement. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received any notice terminating the license agreement. Management plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will be maintained or that Management will successfully negotiate new terms.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of December 31, 2010
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$1,225,125	-	-	$1,225,125	$1,225,125
Derivative liability – conversion option	175,389	-	-	175,389	175,389
Total	$1,400,514	-	-	$1,400,514	$1,400,514

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Beginning balance as of May 24, 2010	$2,270,125	$785,400	$3,055,525
Total unrealized gains or losses included in net loss	(1,045,000)	(610,011)	(1,655,011)
Transfers in and/or out of Level 3	-	-	-
Ending balance at December 31, 2010	$1,225,125	$175,389	$1,400,514

NOTE 5:                 CONVERTIBLE NOTE PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current and prior period:

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at December 31, 2010

2010 Secured Convertible Notes
Senior Secured Notes, due May 19, 2011	$1,530,000	$(573,333)	$603,617	$353,050

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

The Notes were placed at a 20% discount from their face value and bear no interest except in case of an event of default, in which case they bear interest at the rate of 18% per annum. The principal and any interest due on the Notes is due in 9 equal monthly installments starting in September 2010. Subject to the satisfaction of certain customary conditions including the effectiveness of a registration statement and certain minimums on the amount and value of the shares of our common stock traded on the Over-the-Counter Bulletin Board, the Company may elect to pay amounts due on any installment date in either cash or shares of its common stock. Any shares of its common stock that the Company issues as payment on an installment date will be issued at a price which is equal to the lesser of $0.30 per share or 85% of the average of the volume-weighted average prices of the Company’s common stock on the Over-the-Counter Bulletin Board on each of the twenty trading days immediately preceding the applicable installment date.

The Company paid a finder’s fee of $64,000 and issued 1,400,000 broker’s warrants (described below) valued at $167,000. The finder’s fee and fair value of the broker’s warrants was accounted for as deferred financing costs, and is being amortized over the term of the notes. At December 31, 2010, $91,134 remains unamortized and is presented in Current assets on the Company’s Balance sheet.

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

The economic characteristics and risks of the embedded Conversion option in the Notes (“Conversion option”) are not considered clearly and closely related to the economic characteristics and risks of the host debt contract. The price adjustment features included in the embedded Conversion option and the Warrants are not considered indexed to Company’s own stock. Pursuant to the guidance of ASC 815-10, the embedded Conversion option in the Notes meet the characteristics of a derivative instrument and must be valued separately from the host debt contract. In accordance with ASC 815-40-25, the Company has evaluated the Notes’ conversion option and recorded $785,400 as the initial fair value of the Conversion option Derivative liability. The fair value was determined using the Binomial option pricing model.

As a result of certain price adjustment clauses related to the Warrants, the Warrants are not included in the Company’s equity. The Company has recorded the fair value of these Warrants and the brokers’ warrants as “Derivative liability – warrants” initially in the amount of $2,296,250. (Note 4)

The proceeds received for the Notes were initially allocated to the embedded Conversion option and then to the Warrants based on their estimated fair value. The difference of $1,644,750 between the gross consideration of the Notes for $1,250,000 and the fair value of the calculated derivative liabilities amounting to $2,919,750, was accounted for under ‘Loss on debt financing’ in the consolidated statements of operations.

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

(f)
During the period the Company settled $Nil (2009 - $1,543,233) in loans and trade payables with family members of officers, directors, officers and private companies controlled by them resulting in a loss on debt of $Nil (2009 - $5,401,316)

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is the amount established and agreed to by the related parties as representing fair value. The Company accounted for the debt settlement transactions with related parties at management’s estimate of fair value, using amounts similar to arm’s length settlements for debt settled.

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

2009 Share Transactions

Effective June 4, 2009, the Company completed a debt conversion and assignment transaction resulting in an obligation to issue 31,812,065 common shares in conjunction with the retirement of $3,181,207 in accounts payable and accrued liabilities, notes payable and related party debt. The shares were issued on July 1, 2009. Management estimated the fair value of the resultant obligation to issue shares to be $15,215,429 based on quoted market price of the Company’s shares. Included in the statement of operations is a loss on debt settlement of $11,134,223. Of the 33,812,065 share issuance, 2,000,000 shares were issued pursuant to a consulting services agreement related to the debt conversion and assignment transaction. The 2,000,000 share issuance has an estimated fair value of $900,000. The Company also settled accounts payable and incurred a loss on debt settlement of $11,314.

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

The cashless exercise provision of the warrants in the November 2009 private placements provides that the holder shall be entitled to receive a certificate for the number of warrant shares equal to the quotient obtained by diving {(A-B) (X)} by (A), where:

(A) = the volume weighted average price on the trading day immediately preceding the date of such election;
(B) = the exercise price of this warrant, as adjusted; and
(X) = the number of warrant shares issuable upon exercise of this warrant in accordance with the terms of this warrants by means of a cash exercise rather than a cashless exercise.

If not exercised prior to the date on which the warrants terminate, the warrants shall be automatically exercised via a cashless exercise on that termination date if the volume weighted average price on that date is higher than the exercise price.

Stock Compensation Plan

On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) which supersedes and replaces the 2007 Stock Plan. The 2009 Plan allows for the issuance of up to 10,000,000 common shares. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.

On June 8, 2007, a total of 632,000 stock options were granted, under 2007 Stock Option plan, at an exercise price of $2.50 per share. The term of these options is ten years. Of the 632,000 options granted, 310,000 vested upon grant, 242,000 vested in one year, 40,000 vested in two years and 40,000 vested in three years. The aggregate fair value of these options was estimated at $1,179,600, or $1.90 per option, using the Black-Scholes option pricing model with a risk free interest rate of 5.26%, a dividend yield of 0%, an expected volatility of 83%, and expected lives between 2 and 5 years. The earned portion of the value of these options during the year ended December 31, 2010 was $Nil (2009 - $23,500) which was recorded as stock based management fees.

On October 14, 2009, the Company granted a total of 3,326,000 stock options at an exercise price of $0.97 per share to consultants and management, of which 1,913,000 vested immediately and the remaining 1,413,000 vest in one year. The term of the options is ten years. Additionally, on October 14, 2009, the Company approved the repricing of certain stock options issued to consultants and management. Options with an exercise price of $2.50 were repriced to $0.97 per share and the aggregate fair value of the repriced options is $5,840. The aggregate fair value of the new grants was estimated at $3,192,960, or $0.96 per option, using the Black-Scholes option pricing model with a risk free interest rate of 2.36%, a dividend yield of 0%, an expected volatility of 236%, and an expected life of 5 years. The recognized portion of the value of these options during the year ended December 31, 2010 was $339,120 (2009 - $Nil) which was recorded as stock based consulting and management compensation.

On September 7, 2010, the Company granted 250,000 stock options at an exercise price of $0.35 per share, vesting monthly over a twenty four month period, to a director of the Company. The term of the options is ten years. The fair value of the new grant was estimated at $47,500, or $0.19 per option, using the Black-Scholes option pricing model with a risk free interest rate of 2.61%, a dividend yield of 0%, an expected volatility of 249.6%, and an expected life of 10 years. The expensed portion of the value of these options during the year ended December 31, 2010 was $1,979, which was recorded as stock based management compensation.

Share purchase options

A summary of the Company’s stock options as of December 31, 2010 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2008	632,000	$2.50	9.44
Issued	3,326,000	0.97	10.00
Cancelled	(340,000)	(2.50)	8.0
Balance, December 31, 2009	3,618,000	0.97	9.60
Issued	250,000	0.35	9.69
Cancelled	(596,000)	0.97	-

Balance, December 31, 2010	3,272,000	$0.92	8.65

A summary of the status of the Company’s unvested options as of December 31, 2010 is presented below:

	Number of Options	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2009	1,413,000	$0.96
Granted	250,000	0.19
Vested	(1,454,668)	0.19
Cancelled	-	-

Unvested, December 31, 2010	208,332	$0.84

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

During the year ended December 31, 2009, in connection with debenture issuances, the following transactions occurred: the Company issued 20,000 share purchase warrants on March 11, 2009, the Company issued 270,000 warrants on February 4, 2009, the Company issued to the secured promissory note lenders (refer to Note 5), 1,031,174 share purchase warrants on July 1, 2009 and October 28, 2009, and the Company issued 437,500 share purchase warrants on August 31, 2009. The aggregate fair value of these warrants was determined to be $398,801 using the Binomial option pricing model with an expected life of 2 - 5 years, a risk free interest rate of 0.23% - 1.64%, a dividend yield of 0%, and an expected volatility of 195% - 245%. The fair values of the warrants issued on February 4, 2009 and August 31, 2009 were recorded as discounts to the notes and are being amortized over the term of the notes.

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

NOTE 9:  INCOME TAXES

The Company has not identified or quantified any significant temporary differences between the Company’s tax and financial bases of assets and liabilities that result in deferred tax assets, except for the Company’s net operating loss carry-forwards amounting to approximately $15,033,000 at December 31, 2010 (2009 - $11,770,000), which may be available to reduce future year’s taxable income. These carry forwards begin to expire, if not utilized, commencing in 2011. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization does not meet a more likely than not test and accordingly, the Company has recorded a 100% valuation allowance for the potential deferred tax asset relating to these tax loss carry forwards.

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

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes and other temporary adjusted as appropriate for temporary and permanent tax basis differences. The components of these differences are as follows:

	Year Ended	(Restated) Year Ended
	December 31, 2010	December 31, 2009

Loss before income taxes	$(5,090,651)	$(17,599,008)
Corporate tax rate	35.00%	35.00%
Expected tax recovery	(1,781,729)	(6,159,653)

Increase (decrease) resulting from:
Permanent differences	401,563	4,975,492
Other items	(3,908)	(3,908)
Change in enacted tax rates	-	-
Change in valuation allowance	1,384,074	1,188,069
Income tax recovery	$-	$-

The Company’s potential estimated deferred tax assets are as follows:

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Deferred tax assets:
Stock option expense	$2,730,750	$2,333,683
Loss carry-forwards and tax pools	5,019,895	3,966,692
Valuation allowance	(7,750,645)	(6,300,375)
Net deferred income tax assets	$-	$-

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

Management Services Agreement

Subsequent to year end, the Company approved an employment agreement with Dr. Wilson with an initial term of 2 years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 2,000,000 shares of the Company’s common stock, 50% of which vested on March 16, 2011, while the remainder will vest monthly over a period of two years (41,667 per month). The option price is the market price on March 16, 2011 and shall be exercisable for at least five years.

The Company has obligations under various agreements through December 31, 2013. The aggregate minimum annual payments for the years ending December 31 are as follows:

2011	$696,591
2012	625,500
2013	25,000
1,347,091

NOTE 12:                  SUBSEQUENT EVENTS

February 2011 Notes

On February 24, 2011, the Company entered into a securities purchase agreement with accredited investors to place $1,159,413 of Secured Convertible Notes (the “February 2011 Notes”) which mature February 24, 2014. $25,000 of the February 2011 Notes was issued to a family member of an officer and director of the Company. The February 2011 Notes bear interest at the rate of 10% per annum, which in the case of a default increases to 20% per annum. Interest is due and payable at the end of each three month period, starting three months from their issuance.

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

The Company has also entered into an agreement to early settle the remaining $233,333 of the 2010 Notes in exchange for 2,048,578 common shares, a warrant to purchase 1,000,000 shares of common stock and a new April 2011 Note for $25,000. On closing the company expects to retire the outstanding 4,900,000 warrants related to the 2010 Note. The transaction has not closed as at the date of the financial statements, as it’s contingent upon the Company closing a security exchange agreement with the note holder.

April 2011 Notes

On April 12, 2011 the Company sold Convertible Notes (the “April 2011 Notes”) to accredited investors with a final maturity date of April 12, 2014 and a face amount of $165,000. The April Notes bear interest at the rate of 10% per year which, in the case of a default, increases to 20% per annum. The principal is due on the third anniversary of the April 2011 Notes and interest is due on the April 2011 Notes every three months starting three months from their issuance. One year after the issuance of the April Notes, the Company may elect to prepay a portion of all of the April Notes. If the Company makes such an election, the holders of the April 2011 Notes may elect to receive such prepayment in cash, in shares of our common stock or in a combination thereof. One year after the issuance of the April 2011 Notes, a holder of an April 2011 Note may elect to convert a portion or all of such April 211Note at $0.15 per share.

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

The Company has evaluated subsequent events from the balance sheet date, December 31, 2010, through April 15, 2011 the date these financial statements were issued. Management has determined that there are no additional events that would require disclosure in these financial statements.

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

A description of the Company’s equity compensation plan is provided in Part II, Item 5 of this Form 10-K/A and is hereby incorporated by reference into this Item 12.

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
4.	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We had transactions with certain of our officers and directors during our fiscal year ended December 31, 2010 as follows:

(g)	incurred $329,177 (2009 - $260,242) in management and directors’ fees and $72,000 (2009 - $42,000) in research and development paid to officers and directors during the period;

(h)	recorded $1,087,917 (2009 - $2,019,660) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(i)
incurred $Nil (2009 - $65,984) in interest and finance charges on promissory notes due to related parties during the period, which were settled in connection with an equity issuance effective June 4, 2009; and

(j)
incurred $Nil (2009 - $130,065) in interest and finance charges related to an agreement to issue warrants in connection with extending the terms of the promissory notes due to related parties during the period.

(k)
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

ITEM 15.                      EXHIBITS
The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
3.1	Amended Articles of Incorporation dated February 3, 2009 as filed as Exhibit 3.1 to Form 8-K filed on February 6, 2009 and incorporated herein by reference.
3.2	Amended Articles of Incorporation dated May 19, 1999 as filed as Exhibit 2.1 to the Registration Statement filed on Form 10-SB on September 3, 1999 and incorporated herein by reference.
3.3	Amended and Restated Bylaws of the company dated May 10, 2004 as filed as Exhibit 3.1 to the company's Quarterly Report on Form 10-QSB as filed on May 20, 2004 and incorporated herein by reference.
4.1	Securities Purchase Agreement, dated May 17, 2010, as filed as Exhibit 10.1 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.2	Registration Rights Agreement, dated May 24, 2010, as filed as Exhibit 10.4 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.3	Security Agreement, dated May 24, 2010, as filed as Exhibit 10.3 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.4	Form of Senior Secured Convertible Note, as filed as Exhibit 10.2 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.5	Form of Series A Warrants, as filed as Exhibit 10.5 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.6	Form of Series B Warrants, as filed as Exhibit 10.6 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.7	Form of Series C Warrants, as filed as Exhibit 10.7 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.8	Securities Purchase Agreement, dated February 24, 2011, as filed as Exhibit 10.1 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.
4.9	Form of Convertible Note, as filed as Exhibit 10.2 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.
4.10	Security Agreement, dated February 24, 2011, as filed as Exhibit 10.3 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.

4.11	Form of Warrant, as filed as Exhibit 10.4 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.
4.12
Form of Convertible Note in connection with the sale of same on April 12, 2011 filed as an Exhibit to the company's Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.

4.13	Security Agreement, dated April 12, 2011 filed as an Exhibit to the company's Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.
4.14
Form of Securities Purchase Agreement in connection with the sale of Units on April 14, 2011 filed as an Exhibit to the company's Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.

4.15
Form of Warrant in connection with Securities Purchase Agreement dated April 14, 2011 filed as an Exhibit to the company's Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.

4.16	Form of Warrants issued in November 2009 private placements
10.1	Executive Services Agreement with Denis Corin as filed as Exhibit 10.1 to our Quarterly Report on Form 10-QSB as filed on November 14, 2007 and incorporated herein by reference.
10.2	Amended Executive Services Agreement with Denis Corin as filed as Exhibit 10.2 to our Quarterly Report on Form 10-QSB as filed on November 14, 2007 and incorporated herein by reference.
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

10.10
Employment Agreement between Dr. Glynn Wilson and the Company dated March 16, 2011 filed as an Exhibit to the company's Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.

21.1	Subsidiaries of TapImmune Inc. filed as an Exhibit to the company's Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
31.2	Certification of Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350*
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.

By:           /s/ Glynn Wilson

Glynn Wilson

Chairman, and  Principal Executive Officer

Date: October 13, 2011

By:           /s/ Denis Corin

Denis Corin

Chief Financial Officer, Acting Principal Accounting Officer
and a director
Date: October 13, 2011