Form 10-Q
period 2011-09-30
TAPIMMUNE INC
filed 2011-11-21
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

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
Yes  ☐   No  ☒

As of November 1, 2011, the Company had 47,360,721 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Description	Page

Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, and for the Period from July 27, 1999 (Date of Inception) to September 30, 2011 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, and for the Period from July 27, 1999 (Date of Inception) to September 30, 2011 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$34,772	$23,516
Due from government agency	1,047	1,083
Prepaid expenses and deposits	25,088	700
	60,907	25,299

Deferred financing costs (Note 5)	36,160	91,134
	$97,067	$116,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 10)	$1,025,536	$809,292
Research agreement obligations (Note 3)	220,968	141,761
Derivative liability – conversion option (Note 4)	-	175,389
Derivative liability – warrants (Note 4)	48,500	1,225,125
Convertible notes payable (Note 5)	-	353,050
Loans payable (Note 6)	7,000	425,000
Promissory note (Note 7)	100,000	-
Due to related parties (Note 8)	303,005	259,305
	1,705,009	3,388,922

Convertible notes payable (Note 5)	568,127	-

	2,273,136	3,388,922

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 150,000,000 shares authorized
47,360,721 shares issued and outstanding (December 31, 2010 – 40,256,027)	47,360	40,256
Additional paid-in capital	43,451,128	40,214,935
Shares and warrants to be issued (Note 9)	350,726	34,980
Deferred compensation (Note 10)	(86,875)	-
Deficit accumulated during the development stage	(45,879,801)	(43,501,765)
Accumulated other comprehensive loss	(58,607)	(60,895)
	(2,176,069)	(3,272,489)

	$97,067	$116,433

Restatement (Note 1A)

Commitments and Contingencies (Notes 3 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		July 27, 1999 (inception) to September 30,
	2011	2010	2011	2010	2011

Expenses
Consulting fees	$43,750	$28,000	$119,250	$66,699	$1,978,687
Consulting fees – stock-based (Note 9)	307,734	70,015	692,253	1,142,141	5,684,806
Depreciation	-	-	-	-	213,227
General and administrative	23,875	32,827	66,012	142,870	2,677,534
Interest and finance charges (Note 4)	103,740	458,565	558,577	794,418	5,712,158
Management fees (Note 8)	62,100	54,300	186,300	198,400	2,709,954
Management fees – stock-based (Notes 8 and 9)	29,563	325,977	360,260	973,977	4,295,225
Professional fees	36,173	170,657	317,130	584,564	4,373,917
Research and development (Note 8)	297,996	93,517	406,944	243,380	6,114,384
Research and development – stock-based	-	-	-	-	612,000
	904,931	1,233,858	2,706,726	4,146,449	34,371,892

Net Loss Before Other Items	(904,931)	(1,233,858)	(2,706,726)	(4,146,449)	(34,371,892)

Other Items
Foreign exchange (loss) gain	14,654	(2,022)	(293)	(3,572)	43,060
Changes in fair value of derivative liabilities (Note 4)	46,000	191,867	(277,118)	1,724,217	1,409,118
Loss on debt financing	-	-	-	(1,615,425)	(1,644,750)
Gain (loss) on settlement of debt (Note 9)	-	30,000	(482,474)	53,589	(12,431,857)
Gain on extinguishment of derivative liabilities - warrants (Note 5)	-	-	1,088,575	-	1,088,575
Interest income	-	-	-	-	33,344
Loss on disposal of assets	-	-	-	-	(5,399)

Net Loss for the Period	(844,277)	(1,014,013)	(2,378,036)	(3,987,640)	(45,879,801)

Basic and Diluted Net Loss per Share	$(0.02)	$(0.03)	$(0.05)	$(0.10)

Weighted Average Number of Common Shares Outstanding	47,213,710	40,042,202	44,845,195	39,650,563

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,	Nine Months Ended September 30,	July 27, 1999 (inception) to September 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(2,378,036)	$(3,987,640)	$(45,879,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	1,615,425	1,644,750
Changes in fair value of derivative liabilities	277,118	(1,724,217)	(1,409,118)
(Gain) loss on settlement of debt	482,474	(53,589)	12,431,857
Gain on extinguishment of derivative liabilities - warrants	(1,088,575)	-	(1,088,575)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	558,577	771,799	5,349,644
Stock-based compensation	1,052,513	2,116,118	10,608,281
Changes in operating assets and liabilities:
Due from government agency	-	(31)	(1,064)
Prepaid expenses and receivables	-	(30,700)	(24,700)
Accounts payable and accrued liabilities	85,019	401,131	3,300,619
Net Cash Used in Operating Activities	(1,010,910)	(891,704)	(14,849,480)

Cash Flows from Investing Activities
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
Net Cash Provided by Investing Activities	-	-	204,747

Cash Flows from Financing Activities
Issuance of common stock, net	194,750	-	9,816,875
Deferred financing costs	54,974	41,381	(10,911)
Research agreement obligations	79,207	-	439,099
Convertible notes	724,535	712,254	1,521,906
Proceeds from loans payable	-	-	425,000
Notes and loans payable	-	-	919,845
Advances from (repayments to) related parties	(31,300)	141,379	1,567,691
Net Cash Provided by Financing Activities	1,022,166	895,014	14,679,505

Net (Decrease) Increase in Cash	11,256	3,310	34,772

Cash, Beginning of Period	23,516	141,431	-

Cash, End of Period	$34,772	$144,741	$34,772

Supplemental cash flow information and non-cash investing and financing activities: (refer to Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011 (UNAUDITED)

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement relating to accounting for debt settlement transactions in fiscal year ended December 2009

We had restated our consolidated financial statements as of and for the fiscal year ended December 31, 2009 related to the Company’s accounting for the debt settlement transactions. We had accounted for the equity issuance in settlement of $3,181,206 of debt by estimating the fair value from third party debt assignments instead of the quoted market value of the stock. Additionally, in connection with the debt settlement, the Company issued 2,000,000 shares pursuant to a consulting services agreement using a block discount from the quoted value of the stock. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for debt settlement transactions should be reviewed. As a result, we reviewed GAAP guidance, which states that ‘a quoted market price in an active market is the best evidence of fair value and should be used as the basis for the measurement, if available’. Based on this guidance we concluded that the difference of $13,137,038 between the fair value recognized using the quoted market price and the debt settled amounts should be recognized as loss on debt settlement.

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

The impact of the restatement on the consolidated balance sheet as of and for the year ended December 31, 2010 is shown in the following table:

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at September 30, 2011, the Company had a working capital deficit of $1,644,102 and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K/A filed on October 14, 2011, with the U.S. Securities and Exchange Commission.

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

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at September 30, 2011, the Company had accrued $220,968 (€162,500) under the amended agreement. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received a notice terminating the license agreement. Management plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will be maintained or that management will successfully negotiate new terms.

NOTE 4: DERIVATIVE LIABILITIES AND FAIR VALUE

The Company has evaluated the application of ASC 815 Derivatives and Hedging (formerly SFAS No. 133) and ASC 815-40 Contracts in an Entity’s Own Equity to the issued and outstanding warrants to purchase common stock that were issued with the May 2010 secured convertible notes and those issued as finders’ fees. Based on the guidance in ASC 815 and ASC 815-40-25, the Company concluded these instruments were required to be accounted for as derivatives due to a ratchet down protection feature available on the exercise price. Under ASC 815-40-25, the Company records the fair value of these derivatives on its balance sheet at fair value with changes in the values reflected in the statements of operations as “Changes in fair value of derivative liabilities”. These derivative instruments are disclosed on the balance sheet under ‘Derivative liabilities – warrants’.

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

Determining the fair value of the derivative liability of warrants and conversion options, given the Company’s stage of development and financial position, is highly subjective and identifying appropriate measurement criteria and models is subject to uncertainty. There are several generally accepted pricing models for warrants and options and derivative provisions. The Company has chosen to value the conversion option on the notes and the warrants, both of which contain ratchet down provisions using the Binomial option pricing model under the following assumptions:

	December 31, 2010				September 30, 2011
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Series A Warrants	2.0	2.00%	0.00%	199%	1.25	0.13%	0.00%	199%
Series B Warrants	0.4	0.40%	0.00%	199%	-	-	-	-
Series C Warrants	-	-	-	-	-	-	-	-
Conversion Option	0.4	0.40%	0.00%	199%	-	-	-	-

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of September 30, 2011
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$48,500	-	-	$48,500	$48,500
Derivative liability – conversion option	-	-	-	-	-
Total	$48,500	-	-	$48,500	$48,500

	As of December 31, 2010
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$1,225,125	-	-	$1,225,125	$1,225,125
Derivative liability – conversion option	175,389	-	-	175,389	175,389
Total	$1,400,514	-	-	$1,400,514	$1,400,514

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2011:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Beginning balance as of date of issuance, May 24, 2010	$2,270,125	$785,400	$3,055,525
Total unrealized gains or losses included in net loss	(1,045,000)	(610,011)	(1,655,011)
Transfers in and/or out of Level 3	-	-	-
Balance as of December 31, 2010	1,225,125	175,389	1,400,514
Total unrealized gains or (losses) included in net loss	365,950	(88,832)	277,118
Debt settlement	(1,542,575)	(86,557)	(1,629,132)
Transfers in and/or out of Level 3	-	-	-
Ending balance at September 30, 2011	$48,500	$-	$48,500

NOTE 5: CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current period:

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at September 30, 2011

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$-	$658,791	$525,903

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	179,886	35,114

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	22,890	7,110
Total	$1,429,694	$-	$861,567	$568,127

February 2011 Secured Convertible Notes

On February 24, 2011, the Company entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Notes (the “February 2011 Notes”) with a maturity date of three years after the issuance thereof in the aggregate principal amount of $1,184,694. Consideration under the notes consisted of $944,694 in cash proceeds, including accrued interest, and $240,000 was subscribed for by the holders of outstanding and demandable 2010 secured convertible notes (the “2010 Notes”), of which, $80,000 was allocated for the extinguishment of the Series A, Series B and Series C warrants related to the 2010 Notes. In connection with the issuance of the February 2011 Notes, the Company entered into a 2011 Security Agreement with the note holders securing the February 2011 Notes with all of the Company’s assets. One year after the issuance of the February 2011 Notes, the note holders have the option to convert a portion or all of the outstanding balance of the February 2011 Notes including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.15 per share.

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

The Company paid a finders’ fee of $41,500. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At September 30, 2011, $32,366 of the $36,160 in deferred financing costs relates to the February 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

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

At closing, the Company allocated the net proceeds to the debt and warrants based on their relative fair value. The fair value of the warrants was recorded at $299,409 and allocated to equity and the debt was recorded at $885,285. The fair value of the warrants was calculated using the Black-Scholes option pricing model under the following assumptions: estimated life five years, risk free rate 2.6%, dividend yield 0% and volatility of 253%. The Company recognized an embedded beneficial conversion feature of $457,368 as additional paid-in capital as the convertible notes were issued with an intrinsic conversion value. The beneficial conversion feature was recorded as a debt discount. The debt discount is being accreted over the three year term of the February 2011 Notes using the effective interest rate method.

For the nine months ended September 30, 2011, accretion of the debt discount of $97,986 was recorded for the February 2011 Notes.

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

The Company paid a finders’ fee of $4,550. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At September 30, 2011, $3,794 of the $36,160 in deferred financing costs relates to the April 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

In connection with the issuance of the April 2011 Notes, the Company issued 430,000 warrants, exercisable into common stock at $0.25 with 2 year terms. The Company may force the exercise of the warrants at any time that the average volume weighted average price of the Company’s common stock over the prior ten trading days is greater than $0.50, the average daily dollar volume of the Company’s common stock sold over those ten trading days is greater than $25,000 and there is an effective registration statement covering the resale of the shares underlying the warrants.

At closing, the Company allocated the net proceeds to the debt and warrants based on their relative fair value. The fair value of the warrants was recorded at $122,354 and allocated to equity and the debt was recorded at $92,646. The fair value of the warrants was calculated using the Black-Scholes option pricing model under the following assumptions: estimated life two years, risk free rate 0.77%, dividend yield 0% and volatility of 194%. The Company recognized an embedded beneficial conversion feature of $92,646 as additional paid-in capital as the convertible notes were issued with an intrinsic conversion value. The beneficial conversion feature was recorded as a debt discount. The debt discount is being accreted over the three year term of the April 2011 Notes using the effective interest rate method.

For the nine months ended September 30, 2011, accretion of the debt discount of $35,114 was recorded for the April 2011 Notes.

June 2011 Secured Convertible Note

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

The June 2011 Note bears interest at the rate of 10% per annum except in case of default, in which case it bears interest at the rate of 20% per annum. The interest is due on the June 2011 Note at the end of each three month period, starting three months from its issuance. One year after the issuance of the June 2011 Note, the Company may elect to prepay a portion of the principal. If the Company makes such an election, the holder may elect to receive such prepayment in cash or in shares of the Company’s common stock or in a combination thereof.

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

At closing, the Company allocated the net proceeds to the debt and warrants based on their relative fair value. The fair value of the warrants was recorded at $10,800 and allocated to equity and the debt was recorded at $19,200. The fair value of the warrants was calculated using the Black-Scholes option pricing model under the following assumptions: estimated life two years, risk free rate 0.43%, dividend yield 0% and volatility of 180%. The Company recognized an embedded beneficial conversion feature of $14,800 as additional paid-in capital as the convertible notes were issued with an intrinsic conversion value. The beneficial conversion feature was recorded as a debt discount. The debt discount is being accreted over the three year term of the June 2011 Note using the effective interest rate method.

To September 30, 2011, accretion of the debt discount of $2,709 was recorded for the June 2011 Note.

The following is a summary of debt instrument transactions that are relevant to the current and prior period:

May 2010 Secured Convertible Notes
	Face Value	Principal Repayment in Cash	Principal Repayment in Shares and Warrants	Principal Repayment in February 2011 Notes	Balance at September 30, 2011

May 2010 Secured Convertible Notes
Senior Secured Notes, due May 19, 2011	$1,530,000	$(1,053,333)	$(316,667)	$(160,000)	$-

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at December 31, 2010

2010 Secured Convertible Notes
Senior Secured Notes, due May 19, 2011	$1,530,000	$(573,333)	$603,617	$353,050

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

The Company paid a finders’ fee of $64,000 and issued 1,400,000 broker’s warrants (described below) valued at $167,000. The finder’s fee and fair value of the broker’s warrants was accounted for as deferred financing costs, and was being amortized over the term of the notes. During the nine months ended September 30, 2011, $52,508 of the deferred financing costs were amortized and the remaining balance of $38,626 was recognized as loss on settlement of debt.

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

In March 2011, the Company entered into a debt settlement and warrant extinguishment agreement to settle $83,333 of the 2010 Notes and retire 625,000 Series A Warrants, 500,000 Series B Warrants and 625,000 Series C Warrants of the Company by issuing to the 2010 Note holder 641,023 shares of common stock and a new warrant to purchase up to 250,000 shares of common stock (Note 9).

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

During the nine month period ended September 30, 2011, the Company settled all of the outstanding 2010 Notes. The settlement of the 2010 Notes, was completed by cash payments, share and warrant issuances and the issuance of February 2011 Notes. In aggregate the fair value of the consideration was $1,169,301, which resulted in a loss on debt settlement of $607,845.  In addition, the negotiated early extinguishment of the Series A, B, and C warrants resulted in a gain of $1,088,575.

NOTE 6: LOANS PAYABLE

As at September 30, 2011, there was an unsecured loan advance from a third party in the amount of $7,000 (December 31, 2010 - $425,000), which is due on demand. The loan is accruing interest of 10% per annum.

NOTE 7: PROMISSORY NOTE

During the six months ended June 30, 2011, the Company issued a note in the amount of $100,000 (December 31, 2010 - $nil) towards future legal services. As of September 30, 2011, the Company had received legal services in the amount of $75,612 and the difference of $24,388 is recorded as prepaid expenses and deposits.

The note became due on July 24, 2011 and the Company is in default of repayment. As of September 30, 2011, the Company is renegotiating the settlement of the note.

NOTE 8: RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $187,200 (2010 - $198,400) in management fees and $67,500 (2010 - $54,000) in research and development paid to officers and directors during the period;
(b)	recorded $360,260 (2010 - $973,977) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period; and
(c)	converted $100,000 (2010 - $Nil) of debt due to related parties during the period, which were settled with shares. The Company recognized a loss of $11,030 on settlement of debt.

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is  the amount established and agreed to by the related parties as representing fair value. The Company accounted for the debt settlement transactions with related parties at management’s estimate of fair value, which was evidenced by quoted market price of Company’s shares in an observable market.

At September 30, 2011, the Company had amounts owing to directors and officers of $303,005 (December 31, 2010 - $259,305). These amounts were in the normal course of operations. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 9: CAPITAL STOCK

Share Capital

Effective February 21, 2010, the Company increased its authorized shares of common stock from 50,000,000 shares to 150,000,000 common shares. The Company maintained its authorized shares of preferred stock at 5,000,000.

2011 Share Transactions

On March 21, 2011, the Company issued 641,023 shares of its restricted common stock pursuant to debt settlement and warrant extinguishment agreement to settle $83,333 of the 2010 Notes and partial extinguishment of the Series A, Series B and Series C Warrants. At the time of issuance, the fair value of the shares was determined to be $115,384, based on the quoted market price of $0.18 per share, which has been recorded against the carrying value of the debt. The Company recognized a loss of $87,734 on partial settlement of 2010 Notes and partial extinguishment of the Series A, Series B and Series C Warrants.

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

On March 30, 2011, the Company issued 2,048,578 shares of its restricted common stock pursuant to an exchange agreement to settle $233,333 of the 2010 Notes. At the time of issuance the fair value of the shares was determined to be $450,687 based on the quoted market price of $0.22 per share. The discounted carrying amount of the 2010 Note as of March 30, 2011 was $77,421. The Company recorded the difference between the fair value and accreted amount of $373,266 as loss on settlement of debt.

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

In April 2011, the Company received subscription proceeds of $90,000 and issued 600,001 shares of common stock in a private placement. The subscribers purchased one unit for each $3.00 of subscription proceeds. Each unit consists of 20 shares of Company’s common stock and 6 warrants each exercisable at $0.25, which expire in two years.

On June 1, 2011, 586,858 shares of the Company’s restricted common stock was returned to treasury due to an adjustment to the final settlement of the $233,333 2010 Notes. The return of the shares resulted in a $134,977 reduction to the previously calculated loss on debt settlement.

On July 7, 2011, the Company received subscription proceeds of $65,000 and issued 325,000 shares of common stock in a private placement. The subscribers purchased one unit for each $2.00 of subscription proceeds. Each unit consists of 10 shares of Company’s common stock and 6 warrants each exercisable at $0.25, which expire in two years. The fair value of these warrants was determined to be $33,600.

On August 19, 2011, the Company received subscription proceeds of $45,000 and issued 225,000 shares of common stock in a private placement. The subscribers purchased one unit for each $2.00 of subscription proceeds. Each unit consists of 10 shares of Company’s common stock and 6 warrants each exercisable at $0.25, which expire in two years. The fair value of these warrants was determined to be $23,400.

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

On February 16, 2011, the Company granted a total of 850,000 stock options at an exercise price of $0.17 per share to consultants and management, which vest monthly over a twenty-four month period. The term of the options is ten years.

Additionally, on February 16, 2011, the Company approved the repricing of 2,928,000 stock options issued to consultants and management. Options with an exercise price of $0.97 were repriced to $0.17 per share and the Company recognized aggregate incremental fair value of the repriced options of $40,260. The incremental fair value was determined using the Black-scholes option pricing model with weighted average assumptions as follows: Expected life of 3.48 years, an expected volatility of 199%, dividend yield of 0% and risk-free rate of 1.4%.

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

The expensed portion of the value of the granted and vested options during the nine months ended September 30, 2011 was $412,597(2010 - $1,979) which was recorded as stock based consulting and management fees.

A summary of the Company’s stock options as of September 30, 2011 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	3,272,000	$0.21
Issued	3,100,000	0.18
Cancelled	(94,000)	0.97

Balance, September 30, 2011 (Unaudited)	6,278,000	$0.18	7.16

At September 30, 2011, the intrinsic value of the vested options was equal to $nil (2010 - $Nil).

A summary of the status of the Company’s unvested options as of September 30, 2011 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2010	208,332	$0.84
Granted	3,100,000	0.18
Vested	(2,032,499)	0.18
Cancelled	-	-

Unvested, September 30, 2011 (Unaudited)	1,275,833	$0.18

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

On April 4, 2011, the Company issued 430,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a securities purchase agreement (Note 5). The fair value of these warrants was determined to be $149,948, using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.20%, a dividend yield of 0%, and an expected volatility of 253%.

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

On April 25, 2011, the Company issued 180,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to the private placement of $90,000. The fair value of these warrants was determined to be $44,800, using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 2.1%, a dividend yield of 0%, and an expected volatility of 257.7%.

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

In July, 2011, the Company issued 220,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to the private placement of $110,000. The fair value of these warrants was determined to be $57,000, using the Black-Scholes option pricing model with an expected life of 5 years, a risk free interest rate of 1.74%, a dividend yield of 0%, and an expected volatility of 256.8%.

A summary of the Company’s stock purchase warrants as of September 30, 2011 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	24,868,300	$0.45	3.24
Issued	4,509,388	0.25	3.24
Extinguished or expired	(19,460,500)	0.32	-

Balance, September 30, 2011 (Unaudited)	9,917,188	$0.59	2.80

NOTE 10: SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As of September 30, 2011, the prepaid portion of the fair value of shares issued pursuant to consulting services agreements was $86,875 and has been recorded as deferred compensation (December 31, 2010 - $nil).

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

	Nine Months Ended September 30,
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

Management Services Agreement

During the nine months ended September 30, 2011, the Company approved an employment agreement with the Chairman and Chief Executive Officer of the Company with an initial term of 2 years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 2,000,000 shares of the Company’s common stock, 50% of which vested on March 16, 2011, while the remainder will vest monthly over a period of two years (41,667 per month). The option price is $0.19 and shall be exercisable for at least five years.

The Company has estimated its minimum annual obligations under the above agreements through December 31, 2012 as follows:
2011	$619,350
2012	521,000
$1,140,350

NOTE 12: SUBSEQUENT EVENTS

In October 2011, the Company entered into an exchange agreement with the holder of 500,000 Series A broker warrants to replace them with a new warrant to purchase 600,000 shares of common stock at a strike price of $0.20 for 5 years.

In October 2011, the Company entered into a consulting agreement, for a consultant to provide investor relations and business development services to the Company. The Company has agreed to issue 500,000 shares to the consultant for such services.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended September 30, 2011 included in this quarterly report, as well as our Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

In many solid cancer tumors, the TAP protein system does not function normally and, therefore, the immune system is not stimulated to attack the cancer. Indeed, lack of normal functioning of TAP in humans correlates with susceptibility to disease and disease progression. Management believes that although a number of cancer therapies have been developed that stimulate the immune system, these approaches have often proven ineffective because the cancers remain invisible to the immune system due to this apparent lack of or low expression of the TAP protein.

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

As a key part of its overall strategy, and with adequate funding, the company is also pursuing the development of prophylactic vaccines against infectious microbes, that can cause pandemics or be used as weapons of bioterrorism. We plan to do this in partnership with other vaccine developers. The company intends to develop the TAP technology for use as a vaccine that restores normal immune recognition for the treatment of cancer and supplements immune recognition for the development of prophylactic vaccines as well as biodefence vaccines.

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

Products and Technology in Development

TAP Cancer Vaccine
Based on earlier research at UBC Biomedical Research Centre in Vancouver BC, we have taken our TAP Cancer Vaccine into preclinical studies and will be completing toxicology and clinical manufacturing studies prior to entering clinical trials.  Our overall objective is to successfully develop,the patented TAP-1 gene vector technology to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells. The TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

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

Laboratory Testing of the TAP Cancer Vaccine
Management believes that key milestones of efficacy in animal models of cancer have been achieved and that scientific research from other laboratories  has validated the efficacy data. The proof of principle for the TAP technology as a cancer vaccine has been established in research conducted at UBC in metastatic models that have multiple defects in the “antigen presentation pathway” resulting in poor detection of cancer cells by the immune system. These studies demonstrating that introduction of the TAP gene can restore an immune response have been published in a number of peer-reviewed leading scientific journals (links to publications can be found at www.tapimmune.com).

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

Phase I Human Clinical Trials
An IND for Phase I human clinical trials on the HER2/neu cancer vaccine in collaboration with the Mayo Clinic was approved by the FDA in July, 2011 and patient dosing is expected to start at the end of  2011. The  primary endpoint for this trial will be vaccine safety. Secondary endpoints will be immune responses including generation of antigen-specific T-cells and time to disease progression in breast cancer patients. In parallel we will complete the manufacturing and toxicity of AdTap1 for subsequent Phase I human clinical trials and for use in combination in later stage clinical trials with the HER2/neu antigens.

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

HER2/neu Vaccine Technology – Mayo Clinic

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. An IND for Phase I clinical studies was approved by the FDA in July 2010.  Under the direction of principle investigators Drs. Keith Knutson and Amy Degniman clinical studies are expected to begin  before the end of 2011.

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

Strategic Relationships

Mayo Foundation for Medical Education and Research
On May 26, 2010 we signed a Technology Option Agreement with the Mayo Foundation for Medical Education and Research, Rochester, MN, for the evaluation of HER2/neu peptide epitopes as antigens for a breast cancer vaccine. The agreement grants TapImmune and exclusive worldwide option to become the exclusive licensee of the technology after completion of Phase I clinical trials.  Following approval of the IND by the FDA in July, 2011 TapImmune and the Mayo Foundation executed at Sponsored Research Agreement for the clinical trial.

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

Effective August 7, 2008, we negotiated an amended license agreement for the use of Crucell’s adenovirus technology. We are required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at September 30, 2011, we have accrued $220,968 (€162,500) under the amended agreement.

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

Method of Enhancing an Immune Response
On October 27, 2011 The US Patent Office has issued Patent 7,994,146 entitled “Method of Enhancing an Immune Response”. The invention relates to a method of enhancing an immune response to an antigen by augmenting the level of TAP (Transporters Associated with Antigen Processing) molecule in a target cell bearing the antigen.  This patent details application to treating vaccinia, herpes simplex and influenza virus infections and small cell lung cancer. Levels of TAP in humans correlate with susceptibility to certain diseases and the ability to respond to a vaccine.

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

Our Financial Condition
During the next 12 months, we anticipate that we will not generate any revenue. We had cash of $34,772 and a working capital deficit of $1,644,102 at September 30, 2011. We will require significant additional financial resources and will be dependent on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding
Management believes that as a result of restructuring and recent financings and along with our exclusive Licensing Option agreement with the Mayo Clinic in Rochester, Minnesota, for the clinical development of a vaccine technology to treat HER-2/neu positive breast cancer. An IND for the commencement of Phase 1 clinical trials was filed in June 2011 and subsequently approved by the FDA. The Phase 1 trial is expected to begin in the fourth quarter of 2011.

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

We have made significant progress in the last 12 months with the establishment of excellent research and development collaborations and the recruitment of world-class advisors to help guide our technical and commercial programs. Starting clinical programs is a major milestone for the company and we expect to reach a number of important additional milestones during 2011 in both cancer and infectious disease.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

We are a development stage company. We recorded a net loss of $844,000 during the three months ended September 30, 2011 compared to $1,014,000 for the three months ended September 30, 2010.

Operating costs decreased to $905,000 during the three months ended September 30, 2011 compared to $1,234,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $44,000 during the three months ended September 30, 2011 from $28,000 during the prior period, due primarily to new business development contracts entered into during the current period.

•
Consulting fee – stock-based increased to $308,000 during the three months ended September 30, 2011 from $70,000 during the prior period. The higher current period expense is primarily due to increased share based payments to the consultants compared to the prior period.

•
General and administrative expenses decreased to $24,000 in the three months ended September 30, 2011 from $33,000 in the prior period, with the decrease resulting primarily from reduced investor relations expense in the current period.

•
Interest and finance charges decreased to $104,000 during the three months ended September 30, 2011 from $459,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with the convertible debentures.

•	Management fees increased to $62,000 during the three months ended September 30, 2011 from $54,000 during the prior period due to increase in compensation to management in the current period.

•
Management fees – stock-based decreased to $30,000 during the three months ended September 30, 2011 from $326,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $36,000 during the three months ended September 30, 2011 from $171,000 during the prior period, due to lower legal fees incurred relating to debt issuance in the current period.

•
Research and development increased to $298,000 during the three months ended September 30, 2011 from $94,000 during the prior period. This was due to higher technology licensing fee accrued for payment due to Mayo clinic in the current period.

Foreign exchange gain increased to $15,000 during the three months ended September 30, 2011 compared to a loss of $2,000 in the prior period primarily due to stronger USD against EURO in the current period.

Nine months Ended September 30, 2011 Compared to nine Months Ended September 30, 2010
We recorded a net loss of $2,378,000 during the nine months ended September 30, 2011 compared to a net loss of $3,988,000 for the nine months ended September 30, 2010.

Operating costs decreased to $2,707,000 during the nine months ended September 30, 2011 compared to $4,146,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•	Consulting fees increased to $119,000 during the nine months ended September 30, 2011 from $67,000 during the prior period, due primarily to increased business development expenses.
•
Consulting fees – stock-based decreased to $692,000 during the nine months ended September 30, 2011 from $1,142,000 during the prior period. The current and prior period expense consists of the fair value of option, stock and warrant grants earned during the period.

•
General and administrative expenses decreased to $66,000 in the nine months ended September 30, 2011 from $143,000 in the prior period, with the decrease resulting primarily from lower investor relations activities in the current period.

•
Interest and finance charges decreased to $559,000 during the nine months ended September 30, 2011 from $794,000 during the prior period. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with the convertible notes payable.

•
Management fees decreased to $186,000 during the nine months ended September 30, 2011 from $198,000 during the prior period due to one less person in management in the current period offset somewhat by higher management fee paid to the current management.

•
Management fees – stock-based decreased to $360,000 during the nine months ended September 30, 2011 from $974,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $317,000 during the nine months ended September 30, 2011 from $585,000 during the prior period due to due to lower legal fees incurred relating to debt issuance in the current period.

•
Research and development increased to $407,000 during the nine months ended September 30, 2011 from $243,000 during the prior period. This was due to higher technology licensing fee accrued for payment due to Mayo clinic in the current period.

During the nine months ended September 30, 2011, the Company recorded a loss on settlement of debt in the amount of $482,000 relating to early settlement of 2010 convertible notes and settlement of trade payables for shares. The Company also recorded a gain from extinguishment of the derivative share purchase warrants in the amount of $1,089,000 as determined by the fair value of the warrants at the date of settlement less the consideration attributed to the settlement of the warrants relating to the 2010 Notes. There were no similar transactions in the prior period.

Our net loss for the nine months ended September 30, 2011 was $2,378,000 or ($0.05) per share, compared to a net loss of $3,988,000 or ($0.10) per share in the prior period. The weighted average number of shares outstanding was 44,845,195 for the nine months ended September 30, 2011 compared to 39,650,563 for the prior period.

Liquidity and Capital Resources
At September 30, 2011, we had $35,000 in cash. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below. We increased our net cash by $11,000 during the nine months ended September 30, 2011 compared to an increase of $3,000 during the prior period.

Operating Activities
Net cash used in operating activities during the nine months ended September 30, 2011 was $1,011,000 compared to $892,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2011 was $Nil compared to $Nil during the prior period.

Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2011 was $1,022,000 compared to $895,000 during the prior period. Current period financing consisted of proceeds from convertible notes offset by payments to related parties while prior period financing relates to proceeds from convertible notes and advances from related parties.

At September 30, 2011, we had 6,278,000 stock options and 9,917,188 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.18 per share, with the warrants having a weighted average exercise price of $0.59 per share. Accordingly, as of September 30, 2011, the outstanding options and warrants represented a total of 16,195,188 shares issuable for proceeds of approximately $6,981,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised or that those warrants that contain a cashless exercise provision will not be exercised on a cashless basis.

As of September 30, 2011, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

As of September 30, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at September 30, 2011 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the nine months ended September 30, 2011 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On August 19, 2011, the Company sold 22,500 units of the Company, with each Unit consisting of ten shares of common stock and five warrants, to two U.S. accredited investors for $2.00 per unit.  As a result, the Company sold 225,000 shares of common stock and 162,500 warrants to buy a share of common stock, exercisable at $0.25 per warrant for a term of two years.  This sale was exempt from registration pursuant to Rule 506 under the Securities Act of 1933.

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

TAPIMMUNE INC.
/s/ Glynn Wilson ________________________________
Glynn Wilson Chairman, Chief Executive Officer and Principal Executive Officer Date: November 21, 2011.
/s/ Denis Corin __________________________________
Denis Corin President, Chief Financial Officer and Acting Principal Accounting Officer Date: November 21, 2011.