Form 10-K
period 2011-12-31
TAPIMMUNE INC
filed 2012-04-16
CIK 1094038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission file number 000-27239

TAPIMMUNE INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0277072
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1551 Eastlake Avenue East, Suite 100 Seattle, Washington	98102
(Address of Principal Executive Offices)	(Zip Code)

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

Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐                                                                                                           Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)                            Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of June 30, 2011 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $10,370,135.

The registrant had 54,329,906 shares of common stock outstanding as of April 9, 2012.

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

We were incorporated under the laws of the State of Nevada in 1991 under the name “Ward’s Futura Automotive Ltd”. We changed our name a number of times since 1991 and, in July 2002, we completed the acquisition of GeneMax Pharmaceuticals Inc. (“GeneMax Pharmaceuticals”), a Delaware corporation, in a reverse merger and changed our name to “GeneMax Corp”. As a result of this transaction, the former stockholders of GeneMax Pharmaceuticals then owned 75% of the total issued and outstanding shares of GeneMax Corp. GeneMax Pharmaceuticals is now a wholly owned subsidiary of TapImmune, and GeneMax Pharmaceuticals Canada Inc. (“GPCanada”), a British Columbia corporation, is a wholly owned subsidiary of GeneMax Pharmaceuticals. On June 28, 2007, we approved a name change to TapImmune Inc.

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

TapImmune’s Target Market and Strategy

With the required funding in place, we will support and expand on our key infectious disease partnerships, including our collaboration efforts with the Mayo Clinic and others. We will also continue product development in oncology and infectious diseases both alone and with corporate partners and collaborators including the Mayo Clinic for HER2/neu positive Breast Cancer and smallpox. Cancer encompasses a large number of diseases that affect many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers. Research & Markets (Global Vaccine Market Outlook 2007 – 2010) estimated that the market for cancer vaccines could reach approximately $6 billion in 2010. IMS has estimated that the cancer market will mushroom from $48 billion to $75 billion in 2012 with biopharma companies anticipating that cancer vaccines will grab a large slice of the market (Fierch Biotech, March 23, 2010). The goal of TapImmune management is to have the FDA approve our cancer vaccines within the next few years so that we can secure a portion of this market.

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

Research and Development Efforts

We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements. Our first generation TAP vaccines that have been used in animal preclinical studies are based on insertion of TAP genes into a proprietary modified adenovirus vector. We have an opportunity to take advantage of our potential partners’ capabilities while reducing our overhead costs. Moving into the development phase, we plan to initiate a contract with a qualified CRO (contract research organization) for the production of clinical grade vaccine product to be used in preclinical and clinical studies that require production facilities with Good Manufacturing Practices (“GMP”) and Good Laboratory Practices (“GLP”) certification. We will also plan to rely on our new collaboration agreements with Mayo clinic to demonstrate the use of TAP in new vaccine candidates. In parallel with our adenoviral vector approach we plan to develop non-viral vectors for the delivery of plasmid DNA.

Products and Technology in Development

TAP Cancer Vaccine

Based on earlier research at UBC Biomedical Research Centre in Vancouver BC, we have taken our TAP Cancer Vaccine into preclinical studies and will be completing toxicology and clinical manufacturing studies prior to entering clinical trials. Our overall objective is to successfully develop the patented TAP-1 gene vector technology to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells. The TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

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

Pre-Clinical Testing
We have completed small animal pre-clinical animal testing of our TAP Cancer Vaccine to the extent that is required as a prerequisite for further preclinical toxicology analysis and Investigational New Drug (or “IND”) application to the FDA. The pre-clinical testing of the TAP Cancer Vaccine to date included the evaluation of several strains of vaccinia and adenovirus vectors to assess their respective ability to deliver the correct genetic information allowing expression of the TAP protein in tumors. We have to complete the performance of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity. In addition, we must complete initial vaccine production, and develop internal and external clinical trials, support personnel and infrastructure before commencing clinical trials.

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

Phase I Human Clinical Trials – HER2/neu Vaccine Technology – Mayo Clinic
On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. An IND for Phase I human clinical trials on the HER2/neu cancer vaccine in collaboration with the Mayo Clinic was approved by the FDA in July, 2011 and patient dosing is expected to start at the end of Q2 2012. The primary endpoint for this trial will be vaccine safety. Secondary endpoints will be immune responses including generation of antigen-specific T-cells and time to disease progression in breast cancer patients. In parallel we will complete the manufacturing and toxicity of AdTap1 for subsequent Phase I human clinical trials and for use in combination in later stage clinical trials with the HER2/neu antigens.

Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I there is an initial introduction of the therapeutic candidate into healthy human subjects or patients. The drug is tested to assess metabolism, pharmacokinetics and pharmacological actions and safety, including side effects associated with increasing doses. For immunotherapeutics/vaccine, Phase I studies are conducted in cancer patients and include the measurement of cellular immune responses. Phase II usually involves studies in a limited patient population to assess the clinical activity of the drug in specific targeted indications, assess dosage tolerance and optimal dosage and continue to identify possible adverse effects and safety risks. If the therapeutic candidate is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

Infectious Disease Application for “TAP” Adjuvant

TapImmune plans to develop or license out our technology for the creation of enhanced viral vaccines, such as for smallpox and others, based on our findings that TAP can augment immune responses. We have presented data showing that increasing TAP expression in TAP-competent antigen presenting cells (APCs) and/or virus infected cells increases the antigenic peptide associated with MHC class I expression on the cell surface, and leads to increased specific T cell-mediated immune responses. We believe this technology can add great value to the creation of new vaccines and enhance those that already exist. Our collaborations Mayo Clinic is evidence of this and we will continue to pursue additional partnerships and collaborations as a key strategy to expand our R&D program to optimize resources and to reduce costs and development Times. In our collaboration with the Mayo Clinic efficacy studies in small animals on a novel smallpox vaccine that includes TAP were initiated in 2011 and are progressing on schedule. The subsequent regulatory pathway for this product is to use the FDA’s “Animal Efficacy Rule” for completion of efficacy studies in primates followed by Phase I clinical studies on vaccine safety.

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

Effective August 7, 2008, we negotiated an amended license agreement for the use of Crucell’s adenovirus technology. We are required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at December 31, 2011, we have accrued $259,752 (€200,580) under the amended agreement.

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

TAP Vaccines and other filings
We intend to continue to work with our collaborators to file additional patent applications with respect to any novel aspects of our technology to further protect our intellectual property portfolio. An invention that describes the use of bio-acceptable substances to promote the transcription of the TAP-1 gene in TAP-1 expression-deficient cells was filed in July 2009 and was available to us under an option agreement with the University of British Columbia. The patent is entitled “HAT acetylation promoters and uses of compositions thereof in promoting immunogenicity”. The Company will not pursue this technology or continue to prosecute this additional patent and has released its option back to the University of British Columbia.

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

Employees

Dr. Glynn Wilson is our Chief Executive Officer and Principal Executive Officer, Mr. Denis Corin is our President, and Acting Chief Financial Officer and Acting Principal Accounting Officer. These individuals are primarily responsible for all our day-to-day operations. Other services are provided by outsourcing and consultant service agreements. As of December 31, 2011, we did not have any payroll or regular employees.

ITEM 1A.  RISK FACTORS

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We do not own any real estate or other properties. Our registered office is located at 1551 Eastlake Ave East, Seattle, WA 98012. We rent office space at this address and have a two year lease ending in January 2014.

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

ITEM 4.MINE SAFETY DISCLOSURE

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

	High Bid	Low Bid

Fiscal Year 2012
March 31, 2012	$0.18	$0.15

Fiscal Year 2011
December 31, 2011	$0.249	$0.148
September 30, 2011	$0.275	$0.152
June 30, 2011	$0.35	$0.15
March 31, 2011	$0.30	$0.165

Fiscal Year 2010
December 31, 2010	$0.19	$0.13
September 30, 2010	$0.21	$0.11
June 30, 2010	$0.29	$0.21
March 31, 2010	$0.70	$0.23

The last reported sales price for our shares on the OTCBB as of April 9, 2012, was $0.24 per share. As of April 9, 2012, we had 464 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Compensation Plans

The following table sets forth information as of December 31, 2011:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
(a)Equity compensation plans approved by security holders	Nil		Nil	Nil
(b)Equity compensation plans not approved by security holders	6,278,000	(1)	$0.18	3,722,000
	6,278,000	(1)	$0.18	3,722,000

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

As of the date of this annual report, there are an aggregate of 6,278,000 stock options granted and outstanding.

Warrants

As of the date of this annual report, there are an aggregate of 12,106,355 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities

On March 15 2012, we issued 400,000 shares of restricted common stock for a debt settlement $72,000 and stock based compensation.

On March 15 2012, we settled $50,000 in deferred management compensation for 333,334 restricted common shares.

On March 15 2012, we sold an aggregate of 733,334 restricted common shares for $110,000 in a private placement.

On March 15 2012, we settled an aggregate of $118,466 in annual interest payments on the February 2011 Notes for 789,778 restricted common shares.

We issued the equity securities described in this section in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933.

The Company has previously reported all issuances of unregistered equity during the year ended December 31, 2011.

ITEM 6.SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2011 and for the period from inception (July 27, 1999) to December 31, 2011 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this annual report.

Plan of Operations

As a vaccine component, the gene based TAP technology has the potential to significantly improve the efficacy of both prophylactic and immunotherapeutic vaccines as it addresses a fundamental mechanism for T cell recognition and response. Unlike other vaccine technologies that address only the initiation of immune responses, TAP expression also has the unique ability to enhance the effector function of mature killer T cells. This enhancement of effector function is potentially complementary to any/all vaccine approaches that are designed to enhance cellular responses.   Therefore, we envisage establishing multiple collaborative partnerships as we progress gene-based TAP development and research in the clinic. The exploitation of this key mechanism is highlighted by two collaborations with the Mayo Clinic in Rochester, MN and their progress in 2011.

Management believes that as a result of our recent personal additions, our moving into a state of the art facility and our exclusive Licensing Option agreements with the Mayo Clinic in Rochester, Minnesota, near term Phase 1 clinical trials, and with adequate funding, the Company will be well positioned for significant growth in 2012

In August, the FDA approved an IND (Investigational New Drug application) and the Company signed a sponsored research agreement with the Mayo Clinic for a Phase 1 Her2neu Breast Cancer Clinical Trial, which is scheduled to start in the first quarter of 2012. The trial will use a patented technology developed at the Mayo clinic. TapImmune has the exclusive option to license this technology.  Recent clinical trials of Her2neu vaccines have shown considerable promise but have left significant room for improvements, and the technology we are evaluating in our Phase I clinical trial offers a vaccine with broader coverage, making it applicable to a much larger population of women with breast cancer.  We anticipate that this technology will be used therapeutically together with our TAP expression technology as it reaches clinical development in combination with the improved Her2neu targeted vaccine. Currently, Herceptin® (trastuzumab: an intravenously delivered monoclonal antibody) is used in the treatment of HER-2/neu breast cancer. Sales of this product in 2009 were approximately US$5 billion (source: Roche AG’s Pharmaceutical Division). As our vaccine approach has the potential to treat a broader HER-2/neu positive clinical population, the market potential is significant.

Our Gene-based TAP vaccines also have the potential to significantly improve the efficacy of prophylactic vaccines for viral pandemics and as agents for biodefense.  In a novel approach to the development of a smallpox vaccine, in our collaboration with the Mayo Clinic, research studies have progressed well and are now testing unique and patentable smallpox antigens in combination with TAP technology which we expect to be completed by the third quarter of 2012. Once these feasibility studies are complete, we would move to larger preclinical animal studies, and Phase I safety trials. This study will also act as a platform for more extensive use of gene-based TAP vectors for biodefense.  We will be seeking non-dilutive avenues to finance and advance this program by way of biodefense focused grants and contracts. We have the exclusive option to license the patented Mayo technology that is derived from this collaboration.

The opening of our new laboratories and offices at 1551 Eastlake Avenue, Seattle, on January 23, 2012 represents a significant advance for the Company on several fronts.  First, our sub-lease and service agreements with the Puget Sound Blood Center Research Institute enables our scientific team to access a wide array of functioning core labs and shared equipment relevant to all aspects of development of our gene-based product candidates.  Second, such an arrangement allows us to speed the development of TAP-based products towards the clinic.   Third, we now have the capabilities to produce and test a range of proprietary TAP-based expression vectors for both cancer and infectious disease and to expand our external collaborations. Fourth, the development of new TAP constructs in our laboratories allows us to significantly enhance our intellectual property portfolio. US Patent # 7,994,146 issued in 2011 represents the most recent example of this strategy.    The opening of these new facilities is consistent with our strategy of managing costs using a small core internal team that leverages external resources.

We will continue to build our technical team in 2012. Under the leadership of Mark Reddish, who joined the TapImmune Management Team as Vice President Product Development, the recruitment of world-class scientists is progressing rapidly.  Mark is a recognized leader in vaccine technology development with an impressive track record in taking leading immunotherapy products from early research through development, both in the areas of cancer vaccines and biodefense. He was formerly Vice President of Product Development and Principal Investigator, Biodefense at ID Biomedical, Bothell, WA, prior to the acquisition of the company by Glaxo SmithKline for $1.6 billion.  At Biomira Inc, (renamed Oncothyreon) he was responsible for preclinical development of their cancer vaccines program where he led the early research and clinical development of Stimuvax, which is currently in late Stage 3 clinical trials under a partnership with Merck KGaA.

With respect to the broader market, a major driver and positive influence on our activities has been the emergence and general acceptance of the potential of a new generation of immunotherapies that promise to change the standard of care for cancer.  The immunotherapy sector has been greatly stimulated by the approval of Provenge® (Dendreon NASD: DNDN) for prostate cancer and Yervoy™ (BMS) for metastatic melanoma, anticipation of the results from Phase III trials on Stimuvax® (Merck KGaA/Oncothyreon NASD: ONTY) and MAGE-3 (GSK) for treatment of lung cancer, and progression of approaches for multiple cancer indications through Phase II and into Phase III.

Management believes that TapImmune is well positioned to be a leading player in this emerging market.  It is important to note that the late stage immunotherapies in development do not necessarily represent competition to our programs, but rather offer us opportunities as our TAP expression technology is potentially synergistic with many other vaccine approaches.  The addition of a TAP expression vector to patients already receiving a therapeutic vaccine could enhance the efficacy of these vaccines, as TAP is designed to help killer T-cells kill tumor cells. This concept of enhancing the effector stage of an immune response differentiates TAP technology from a wide list of immunotherapies currently in development, and offers a great opportunity for collaborations and partnerships. Accordingly we believe that the use of TAP expression vectors represents the next logical step in the development of more effective immunotherapies.

In 2011, we made significant progress with very few resources.   Our recent progress and our buildup of resources indicate that we will make even greater progress in 2012.  On the technology and product pipeline side, management believes that the Company is fundamentally strong and poised to be a leading company in a highly attractive and expanding market, a position reinforced by our recruitment of top-class managers, advisors and investors who all share our vision.

Results of Operations

The following table sets out our consolidated losses for the periods indicated and reflects the restated December 31, 2010 numbers as referenced by our 10-K/A filed October 14, 2011:
	Year Ended December 31, 2011	(Restated) Year Ended December 31, 2010	Period from July 27, 1999 (inception) to December 31, 2011

EXPENSES
Consulting	$179,250	$88,231	$2,038,687
Consulting, stock-based	872,159	1,058,377	5,722,353
Depreciation	-	-	213,227
General and administrative	305,714	203,066	2,917,236
Interest and financing charges	679,332	1,241,078	5,831,013
Management fees	248,400	329,177	2,772,054
Management fees, stock-based	389,824	1,087,916	4,324,789
Professional fees	437,785	1,174,338	4,926,572
Research and development	203,725	290,048	5,911,165
Research and development, stock-based	-	-	612,000
	3,316,189	5,472,231	35,269,096
NET LOSS BEFORE OTHER ITEMS	(3,316,189)	(5,472,231)	(35,269,096)
OTHER ITEMS
Foreign exchange	10,237	(1,236)	53,590
Changes in fair value of derivative liabilities	668,710	3,406,430	4,075,140
Loss on debt financing	-	(1,519,175)	(1,268,713)
Gain (loss) on settlement of debt	317,801	53,589	(11,631,582)
Gain on extinguishment of derivative liabilities - warrants	290,500	-	290,500
Interest income	-	-	33,344
Loss on disposal of assets	-	-	(5,399)
NET LOSS	$(2,028,941)	$(3,532,623)	$(43,722,216)

Restatement relating to classification and valuation of derivative liabilities for the years ended December 31, 2010

Management has restated the consolidated financial statements as of and for the year ended December 31, 2010 relating to the Company’s accounting for share purchase warrants issued as part of private placement transactions, consulting service agreements and debt settlement transactions. Previously, the fair value of the share purchase warrants was determined using the Black-Scholes valuation model, or an alternate methodology, at the time of issuance and classified within shareholders’ equity. Following discussions with our auditors, the Company has reviewed the terms and conditions underlying its outstanding share purchase warrants and determined that the accounting for the warrants should be reviewed. Specifically, the Company had issued warrants to purchase our common stock that may require the Company, or a successor, to purchase unexercised warrants for a cash amount equal to their fair value following the announcement of specified events defined as “Fundamental Transactions” (e.g., merger, sale of all or substantially all assets, tender offer, going private or share exchange). The cash settlement provisions require the use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction or a delisting. As a consequence of these provisions, management now believes that these share purchase warrants should be classified as a liability on our balance sheets and measured at fair value with the changes in fair value reported in results of operations at each reporting period.

 In coming to this conclusion, management evaluated the application of ASC 480-10 Distinguishing liabilities from equity, ASC 815-40 Contracts in an Entity’s Own Equity and ASC 718-10 Compensation – Stock Compensation to the issued and outstanding warrants to purchase common stock that were issued with the private placements, consulting and debt settlement transactions. In summary, the guidance requires the share purchase warrant or equity instrument to be classified as a liability, not equity, whenever the Company could be required to settle the equity instrument by transferring cash or other assets. The Fundamental Transaction clause creates a situation where the warrants may be contingently puttable back to the Company for cash settlement. As a result, the Company has restated its accounting for the share purchase warrants and recorded the fair value of the warrants under “Derivative liability- warrants” on its balance sheet with changes in the fair value over time reflected in the statements of operations as “Changes in fair value of derivative liabilities”.

The net loss for the year ended December 31, 2010 decreased by $1,558,028 due to recognition of the derivative liabilities.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 (As restated)

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

We are a development stage company. We recorded a net loss of $2,029,000 during the year ended December 31, 2011 compared to $3,533,000 for the year ended December 31, 2010.

Operating Expenses
Operating expenses incurred during the fiscal year ended December 31, 2011 were $3,316,000 compared to $5,472,000 in the prior year. Significant changes and expenditures are outlined as follows:

•
Consulting fees were $179,000 during the fiscal year ended December 31, 2011 compared to $88,000 during the prior fiscal year. The increase was due primarily to higher business development services that were entered into during the current period.

•
Stock-based consulting fees were $872,000 in the year ended December 31, 2011 compared to $1,058,000 in the prior year. The current and prior year charges result from the fair valuation of shares issued to consultants and options granted to or earned by consultants during such periods.

•
General and administrative expenses were $306,000 in the year ended December 31, 2011 compared to $203,000 in the prior year, with the increase resulting primarily from increased investor relations and travel expenses.

•
Interest and finance charges were $679,000 during the fiscal year ended December 31, 2011 compared to $1,241,000 during the prior fiscal year. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with convertible notes.

•
Management fees were $248,000 in the year ended December 31, 2011 compared to $329,000 in the prior year, with the difference resulting primarily due to one less person in management in the current period offset somewhat by higher management fee paid to the current management.

•
Management compensation – stock-based were $390,000 in the year ended December 31, 2011 compared to $1,088,000 in the prior year. The current and prior year charges result from the fair valuation of options granted to management that were earned during the period.

•
Professional fees were $438,000 in the year ended December 31, 2011 compared to $1,174,000 in the prior year. The decrease from the prior year results due to lower legal fees incurred relating to debt issuance in the current period.

•
Research and development costs during the fiscal year ended December 31, 2011 were $204,000 compared to $290,000 during the prior fiscal year. This was due to higher technology licensing fee accrued for payment due to Mayo clinic in the current period.

During the fiscal year ended December 31, 2011, the Company recorded a gain on settlement of debt in the amount of $318,000 relating to early settlement of 2010 convertible notes and settlement of trade payables for shares. The Company also recorded a gain from extinguishment of the derivative share purchase warrants in the amount of $291,000 as determined by the fair value of the warrants at the date of settlement less the consideration attributed to the settlement of the warrants relating to the 2010 Notes. There were no similar transactions in the prior period.

Our net loss for the year ended December 31, 2011 was $2,029,000 or ($0.04) per share, compared to a net loss of $3,533,000 or ($0.09) per share in the prior period. The weighted average number of shares outstanding was 45,994,617 for the year ended December 31, 2011 compared to 39,803,173 for the prior year.

Liquidity and Capital Resources
The following table sets forth our cash and working capital as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010

Cash reserves	$250,000	$24,000
Working capital (deficit)	$(3,493,000)	$(3,958,000)

Subject to the availability of additional financing, we intend to spend approximately $5,000,000 over the next twelve months in carrying out our plan of operations. At December 31, 2011, we had $250,000 of cash on hand and a working capital deficit of $3,493,000. As such, our working capital at December 31, 2011 will not be sufficient to enable us to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. We anticipate that we will require additional funding of approximately $5,000,000. Our management is currently making significant efforts to secure the needed financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

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

Going Concern
We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2011, we had accumulated losses of $43,722,000 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used in Operating Activities
Operating activities in the year ended December 31, 2011 used cash of $1,310,000 compared to $925,000 in the year ended December 31, 2010. Operating activities in the period from inception on July 27, 1999 to December 31, 2011 used cash of $14,854,000. Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting fees, management fees, professional fees and research and development.

Net Cash Used in Investing Activities
In the year ended December 31, 2011, investing activities used cash of $Nil compared to $Nil in the year ended December 31, 2010. In the period from inception on July 27, 1999 to December 31, 2011 investing activities provided cash of $205,000.

Net Cash Provided by Financing Activities
As we have had no revenues since inception, we have financed our operations primarily through private placements of our stock. Financing activities in the year ended December 31, 2011 provided cash of $1,537,000 compared to $807,000 in the year ended December 31, 2010. In the period from inception on July 27, 1999 to December 31, 2011, financing activities provided net cash of $14,900,000 primarily from the sale of our equity securities.

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

See Note 2 of our consolidated financial statements for our year ended December 31, 2011 for a summary of significant accounting policies.

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

DECEMBER 31, 2011

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TapImmune Inc.

We have audited the accompanying consolidated balance sheets of TapImmune Inc.(a development stage company)  as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December 31, 2011 and 2010 and the period from July 27, 1999 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of TapImmue Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and the period from July 27,1999 (inception) through December 31, 2011  in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note 1A, the Company has restated its 2010 consolidated financial statements to correct the classification and measurement of certain of its share purchase warrants as liabilities instead of equity.

“DMCL”
DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 12, 2012

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	(Restated) (Note 1A) December 31, 2010

ASSETS
Current Assets
Cash	$250,234	$23,516
Due from government agency	1,060	1,083
Prepaid expenses and deposits	56,627	700
	307,921	25,299

Deferred financing costs (Note 5)	32,291	91,134

	$340,212	$116,433

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$794,291	$809,292
Research agreement obligations (Note 3)	259,752	141,761
Derivative liability – conversion option (Note 4)	-	175,389
Derivative liability – warrants (Note 4)	1,317,834	1,819,512
Convertible notes payable (Note 5)	998,790	353,050
Loans payable (Note 6)	7,000	425,000
Promissory note (Note 7)	100,000	-
Due to related parties (Note 8)	322,905	259,305
	3,800,572	3,983,309

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 150,000,000 shares authorized
52,073,460 shares issued and outstanding (2010 – 40,256,027)	52,072	40,256
Additional paid-in capital	39,943,374	37,812,058
Shares and warrants to be issued (Note 9)	362,906	34,980
Deferred compensation (Note 9)	(35,968)	-
Deficit accumulated during the development stage	(43,722,216)	(41,693,275)
Accumulated other comprehensive loss	(60,528)	(60,895)
	(3,460,360)	(3,866,876)

	$340,212	$116,433

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	(Restated) (Note 1A) Year Ended December 31, 2010	Period from July 27, 1999 (inception) to December 31, 2011

EXPENSES
Consulting	$179,250	$88,231	$2,038,687
Consulting - stock-based (Note 9)	872,159	1,058,377	5,722,353
Depreciation	-	-	213,227
General and administrative	305,714	203,066	2,917,236
Interest and financing charges (Note 4)	679,332	1,241,078	5,831,013
Management fees (Note 8)	248,400	329,177	2,772,054
Management fees - stock-based (Notes 8 and 9)	389,824	1,087,916	4,324,789
Professional fees	437,785	1,174,338	4,926,572
Research and development (Note 8)	203,725	290,048	5,911,165
Research and development - stock-based	-	-	612,000
	3,316,189	5,472,231	35,269,096
NET LOSS BEFORE OTHER ITEMS	(3,316,189)	(5,472,231)	(35,269,096)
OTHER ITEMS
Foreign exchange (loss) gain	10,237	(1,236)	53,590
Changes in fair value of derivative liabilities (Note 4)	668,710	3,406,430	4,075,140
Loss on debt financing (Note 5)	-	(1,519,175)	(1,268,713)
Gain (loss) on settlement of debt (Note 8)	317,801	53,589	(11,631,582)
Gain on extinguishment of derivative liabilities - warrants (Note 5)	290,500	-	290,500
Interest income	-	-	33,344
Loss on disposal of assets	-	-	(5,399)
NET LOSS	$(2,028,941)	$(3,532,623)	$(43,722,216)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.09)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	45,994,617	39,803,173

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of Shares	Amount	Paid in Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Issued on incorporation - July 27, 1999	1	$-	$-	$-	$-	$-	$-
Issued to the founders for:
- cash	74,000	740	1,110	-	-	-	1,850
- consulting services	86,000	860	1,290	-	-	-	2,150
Common stock subscriptions	-	-	-	177,100	-	-	177,100
Net loss	-	-	-	-	(80,733)	-	(80,733)
Balance, December 31, 1999	160,001	1,600	2,400	177,100	(80,733)	-	100,367
Issued for:
- consulting services	144,000	1,440	2,160	-	-	-	3,600
- for license fees	20,000	200	300	-	-	-	500
Issued for cash:
- at $15.00 per share, net of finders’ fees of $95,570	56,353	564	749,166	(177,100)	-	-	572,630
- at $15.00 per share	34,160	342	512,058	-	-	-	512,400
Issued for finders’ fees	4,986	50	(50)	-	-	-	-
Net loss	-	-	-	-	(935,332)	-	(935,332)
Currency translation adjustment	-	-	-	-	-	(1,937)	(1,937)
Balance, December 31, 2000	419,499	4,195	1,266,034	-	(1,016,065)	(1,937)	252,228
Issued for cash:
- at $18.80 per share	4,413	44	82,706	-	-	-	82,750
- at $25.00 per share	10,600	106	264,894	-	-	-	265,000
Net loss	-	-	-	-	(671,986)	-	(671,986)
Currency translation adjustment	-	-	-	-	-	(2,041)	(2,041)
Balance, December 31, 2001	434,512	4,345	1,613,635	-	(1,688,051)	(3,978)	(74,049)
Issued for cash:
- at $25.00 per share, net of finders’ fees of $17,000	7,500	75	170,425	-	-	-	170,500
Issued on settlement of debt	7,266	73	136,172	-	-	-	136,245
GPI balance, July 15, 2002	449,279	4,493	1,920,232	-	(1,688,051)	(3,978)	232,696
GMC balance, July 15, 2002	612,805	6,128	7,180,164	(85,000)	(6,607,580)	-	493,712
Reverse acquisition recapitalization adjustment	(449,279)	(4,493)	(6,603,087)	-	6,607,580	-	-
The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Balance post reverse acquisition	612,805	6,128	2,497,309	(85,000)	(1,688,051)	(3,978)	726,408
GMC subscription proceeds received	-	-	-	285,000	-	-	285,000
Issued for cash:
- at $62.50 per share	17,016	170	1,063,330	-	-	-	1,063,500
Exercise of stock options	4,080	41	50,959	-	-	-	51,000
Stock-based compensation	-	-	630,275	-	-	-	630,275
Net loss	-	-	-	-	(2,284,709)	-	(2,284,709)
Currency translation adjustment	-	-	-	-	-	(5,645)	(5,645)
Balance, December 31, 2002	633,901	6,339	4,241,873	200,000	(3,972,760)	(9,623)	465,829
Exercise of stock options	92,745	927	1,420,888	-	-	-	1,421,815
Issued for cash:
- at $125.00 per share	1,720	17	214,983	(185,000)	-	-	30,000
- at $25.00 per share, net of finders’ fees	22,214	222	521,593	-	-	-	521,815
Issued as finders’ fees	1,341	13	(13)	-	-	-	-
Issued for license agreement	400	4	9,996	-	-	-	10,000
Subscriptions repaid	-	-	5,000	(15,000)	-	-	(10,000)
Stock-based compensation	-	-	2,733,000	-	-	-	2,733,000
Net loss	-	-	-	-	(5,778,905)	-	(5,778,905)
Currency translation adjustment	-	-	-	-	-	(37,299)	(37,299)
Balance, December 31, 2003	752,321	7,523	9,147,319	-	(9,751,665)	(46,922)	(643,745)
Issued for cash:
- at $17.50 per share, net of finders’ fees of $50,000	34,286	343	549,657	-	-	-	550,000
Issued as finders’ fees	2,857	29	(29)	-	-	-	-
Fair value of warrants issued in connection with convertible notes	-	-	65,000	-	-	-	65,000
Exercise of stock options	14,291	143	204,942	-	-	-	205,085
Settlement of debt	400	4	9,996	-	-	-	10,000
Stock-based compensation	-	-	73,500	-	-	-	73,500
Net loss	-	-	-	-	(2,683,105)	-	(2,683,105)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Currency translation adjustment	-	-	-	-	-	(16,865)	(16,865)
Balance, December 31, 2004	804,155	8,042	10,050,385	-	(12,434,770)	(63,787)	(2,440,130)
Warrant component of convertible note	-	-	46,250	-	-	-	46,250
Issued for cash:
- at $3.80 per share, net of finders’ fees of $97,620 and legal fees of $100,561	362,732	3,627	1,158,437	-	-	-	1,162,064
Net loss	-	-	-	-	(985,599)	-	(985,599)
Currency translation adjustment	-	-	-	-	-	(2,333)	(2,333)
Balance, December 31, 2005	1,166,887	11,669	11,255,072	-	(13,420,369)	(66,120)	(2,219,748)
Fair value of beneficial feature on convertible notes	-	-	205,579	-	-	-	205,579
Fair value of warrants issued with convertible notes	-	-	288,921	-	-	-	288,921
Net loss	-	-	-	-	(1,304,387)	-	(1,304,387)
Currency translation adjustment	-	-	-	-	-	29,555	29,555
Balance, December 31, 2006	1,166,887	11,669	11,749,572	-	(14,724,756)	(36,565)	(3,000,080)
Issued for cash:
- at $2.50 per share	218,000	2,180	542,820	-	-	-	545,000
Issued on the conversion of notes:
- 2006 convertible notes at $2.50 per share	197,800	1,978	492,522	-	-	-	494,500
- 2007 convertible notes at $2.50 per share	406,400	4,064	1,011,936	-	-	-	1,016,000
Issued on the conversion of accounts payable and related party debt at $2.50 per share	291,181	2,912	725,040	-	-	-	727,952
Issued for finance charges on the 2007 convertible notes $2.50 per share	60,000	600	149,400	-	-	-	150,000
Issued pursuant to service agreements at a fair value of $3.60 per share	10,000	100	35,900	-	-	-	36,000
Financing charges	-	-	(167,500)	-	-	-	(167,500)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Fair value of beneficial conversion feature on the 2007 convertible notes	-	-	358,906	-	-	-	358,906
Fair value of warrants issued in connection with the 2007 convertible notes	-	-	657,095	-	-	-	657,095
Fair value of warrants issued in connection with the 2007 promissory notes	-	-	374,104	-	-	-	374,104
Fair value of warrants issued as finders’ fees for the 2007 promissory notes	-	-	35,600	-	-	-	35,600
Re-pricing and extension of warrants	-	-	40,000	-	-	-	40,000
Stock based compensation	-	-	904,822	-	-	-	904,822
Obligation to issue warrants at fair value pursuant to promissory note extension	-	-	-	44,000	-	-	44,000
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	23,400	-	-	23,400
Net loss	-	-	-	-	(3,891,411)	-	(3,891,411)
Currency translation adjustment	-	-	-	-	-	(23,161)	(23,161)
Balance, December 31, 2007	2,350,268	23,503	16,910,218	67,400	(18,616,167)	(59,726)	(1,674,772)
Issued for cash
- at $2.50 per share in July 2008	14,000	140	34,860	-	-	-	35,000
Issued on the exercise of warrants in June 2008	20,715	207	24,793	-	-	-	25,000
Issued pursuant to service agreements at a fair value of $3.00 per share in April 2008	30,000	300	89,700	-	-	-	90,000
Fair value of warrants issued in connection with the 2008 promissory notes in May 2008	-	-	206,820	-	-	-	206,820
Fair value of warrants to be issued in connection with notes payable in October 2008	-	-	-	256,350	-	-	256,350
Stock based compensation in January to December 2008	-	-	234,168	-	-	-	234,168

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Net loss	-	-	-	-	(2,195,939)	-	(2,195,939)
Balance, December 31, 2008	2,414,983	24,150	17,500,559	323,750	(20,812,106)	(59,726)	(3,023,373)
Reverse split recapitalization adjustment (rounding) in July 2009	118	(21,735)	21,735	-	-	-	-
Issued for cash
- at $0.80 per share in November 2009	875,000	875	-	-	-	-	875
Issued at fair value pursuant to service agreements in August 2009	25,000	25	27,475	-	-	-	27,500
Issued at fair value pursuant to debt settlement agreements in July 2009	33,812,065	33,812	15,181,618	-	-	-	15,215,430
Issued on the exercise of warrants in August and November 2009	1,234,508	1,235	241,515	-	-	-	242,750
Stock based compensation in October 2009	-	-	2,091,900	-	-	-	2,091,900
Fair value of warrants issued in February , May and June 2009 in connection with promissory notes	-	-	725,669	(300,350)	-	-	425,319
Beneficial conversion feature on August and October 2009 convertible notes	-	-	75,491	-	-	-	75,491
Obligation to issue warrants pursuant to service agreements in December 2009	-	-	19,270	-	-	-	19,270
Obligation to issue shares at fair value pursuant to service agreements in December 2009	-	-	-	246,533	-	-	246,533
Obligation to issue shares at fair value pursuant to debt settlement agreements in September 2009	-	-	-	243,800	-	-	243,800
Net loss	-	-	-	-	(17,348,546)	-	(17,348,546)
Balance, December 31, 2009 (As restated in Note 1A)	38,361,674	$38,362	$35,885,232	$513,733	$(38,160,652)	$(59,726)	$(1,783,051)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2011

	Common Stock		Additional	Obligation to Issue		Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Deferred Compensation	Development Stage	Comprehensive Loss	Total

Notes converted into shares	952,305	952	427,003	(243,800)	-	-	-	184,155
Stock based compensation in 2010	-	-	1,134,477	-	-	-	-	1,134,477
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	28,220	-	-	-	28,220
Issued at fair value pursuant to debt settlement agreements	361,648	372	90,040	-	-	-	-	90,412
Issued at fair value pursuant to service agreements	570,000	570	275,306	(263,173)	-	-	-	12,703
Untraceable shares reissued	10,400	-	-	-	-	-	-	-
Foreign exchange translation adjustment	-	-	-	-	-	-	(1,169)	(1,169)
Net loss	-	-	-	-	-	(3,532,623)	-	(3,532,623)
Balance, December 31, 2010 (As restated in Note 1A)	40,256,027	$40,256	$37,812,058	$34,980	$-	$(41,693,275)	$(60,895)	$(3,866,876)

Notes converted into shares	2,102,742	2,102	428,992	-	-	-	-	431,094
Stock based compensation in 2011	-	-	456,081	-	-	-	-	456,081
Fair value of warrants recognized as derivative liabilities	-	-	(500,170)	-	-	-	-	(500,170)
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	198,971	-	-	-	198,971
Shares issued for subscriptions	80,000	80	12,852	(12,932)	-	-	-	-
Issued at fair value pursuant to debt settlement agreements	2,590,284	2,590	483,789	-	-	-	-	486,379
Issued at fair value pursuant to service agreements	2,594,405	2,594	570,773	(27,000)	(35,968)	-	-	510,399
Shares due for interest costs	-	-	-	28,887	-	-	-	28,887
Private placement	4,450,002	4,450	690,550	140,000	-	-	-	835,000
Finders’ fee on private placement	-	-	(11,551)	-	-	-	-	(11,551)
Foreign exchange translation adjustment	-	-	-	-	-	-	367	367
Net loss	-	-	-	-	-	(2,028,941)	-	(2,028,941)
Balance, December 31, 2011	52,073,460	$52,072	$39,943,374	$362,906	$(35,968)	$(43,722,216)	$(60,528)	$(3,460,360)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	(Restated) Year Ended December 31, 2010	Period from July 27, 1999 (inception) to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,028,941)	$(3,532,623)	$(43,722,216)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	1,519,175	1,268,713
Changes in fair value of derivative liabilities	(668,710)	(3,406,430)	(4,075,140)
Loss (gain) on settlement of debt	(317,801)	(53,589)	11,631,582
Gain on extinguishment of derivative liabilities - warrants	(290,500)	-	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	679,332	1,241,078	5,468,499
Stock based compensation	1,261,983	2,146,293	10,675,392
Changes in operating assets and liabilities:
Due from government agency	(13)	(31)	(1,077)
Prepaid expenses and receivables	(55,927)	(30,700)	(80,627)
Deferred financing costs	58,843	(65,885)	(7,042)
Accounts payable and accrued liabilities	(66,124)	1,161,586	3,581,476
Research agreement obligations	117,991	96,085	477,883
NET CASH USED IN OPERATING ACTIVITIES	(1,309,867)	(925,041)	(14,854,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	683,450	-	10,305,575
Convertible notes, net	724,535	138,921	1,521,906
Proceeds from loans payable	-	425,000	425,000
Notes and loans payable	-	-	919,845
Advances from related parties	(11,400)	243,205	1,587,591
Stock subscriptions	140,000	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,536,585	807,126	14,899,917

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	226,718	(117,915)	250,234
CASH, BEGINNING OF YEAR	23,516	141,431	-
CASH, END OF YEAR	$250,234	$23,516	$250,234

Supplemental cash flow information and non-cash investing and financing activities: (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1:NATURE OF OPERATIONS

TapImmune Inc. (the “Company”), a Nevada corporation incorporated in 1992, is a development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

Since inception, the Company has been party to various Collaborative Research Agreements (“CRA”) working with universities to carry out development of the licensed technology and providing TapImmune the option to acquire the rights to commercialize any additional technologies developed within the CRA. The lead product candidate, now wholly owned and with no ongoing license or royalty, resulting from these license agreements is an immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically, the Company has obtained and expanded on three U.S. and international patents, tested various viral vectors, licensed a viral vector and is working towards production of a clinical grade vaccine. The Company plans to continue development of the lead product vaccine through to clinical trials in both oncology and infectious diseases alone or in partnership with other vaccine developers.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at December 31, 2011, the Company had a working capital deficiency of $2,174,817 (excluding derivative liabilities recorded as current liabilities) and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement relating to classification and valuation of derivative liabilities for the years ended December 31, 2010 and 2009

Management has restated the consolidated financial statements as of and for the years ended December 31, 2010 and 2009 relating to the Company’s accounting for share purchase warrants issued as part of private placement transactions, consulting service agreements and debt settlement transactions since the latter half of 2009. Previously, the fair value of the share purchase warrants was determined using the Black-Scholes valuation model, or an alternate methodology, at the time of issuance and classified within shareholders’ equity. Following discussions with our auditors, the Company has reviewed the terms and conditions underlying its outstanding share purchase warrants and determined that the accounting for the warrants should be reviewed. Specifically, the Company had issued warrants to purchase our common stock that may require the Company, or a successor, to purchase unexercised warrants for a cash amount equal to their fair value following the announcement of specified events defined as “Fundamental Transactions” (e.g., merger, sale of all or substantially all assets, tender offer, going private or share exchange). The cash settlement provisions require the use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction or a delisting. As a consequence of these provisions, management now believes that these share purchase warrants should be classified as a liability on our balance sheets and measured at fair value with the changes in fair value reported in results of operations at each reporting period.

 In coming to this conclusion, management evaluated the application of ASC 480-10 Distinguishing liabilities from equity, ASC 815-40 Contracts in an Entity’s Own Equity and ASC 718-10 Compensation – Stock Compensation to the issued and outstanding warrants to purchase common stock that were issued with the private placements, consulting and debt settlement transactions. In summary, the guidance requires the share purchase warrant or equity instrument to be classified as a liability, not equity, whenever the Company could be required to settle the equity instrument by transferring cash or other assets. The Fundamental Transaction clause creates a situation where the warrants may be contingently puttable back to the Company for cash settlement. As a result, the Company has restated its accounting for the share purchase warrants and recorded the fair value of the warrants under “Derivative liability- warrants” on its balance sheet with changes in the fair value over time reflected in the statements of operations as “Changes in fair value of derivative liabilities”.

The net loss for the year ended December 31, 2010 decreased by $1,558,028 due to recognition of the derivative liabilities.

The impact of the restatement on the consolidated statement of operations as of and for the year ended December 31, 2010 is shown in the following table:

As reported		Adjustment	As restated
Balance sheet data — December 31, 2010
Derivative liability - warrants	$1,225,125	$594,387	$1,819,512
Additional paid-in capital	40,214,935	(2,402,877)	37,812,058
Deficit accumulated during the development stage	(43,501,765)	1,808,490	(41,693,275)
Total stockholders’ deficiency	$(3,272,489)	$(594,387)	$(3,866,876)

As reported		Adjustment	As restated
Consolidated Statement of Operations data for the year ended December 31, 2010
Consultant compensation - stock-based	$1,200,736	$(142,359)	$1,058,377
Professional fees	742,338	432,000	1,174,338
NET LOSS BEFORE OTHER ITEMS	(5,182,589)	(289,642)	(5,472,231)
Changes in fair value of derivative liabilities	1,655,011	1,751,419	3,406,430
Loss on debt financing	(1,615,425)	96,250	(1,519,175)
NET LOSS	$(5,090,651)	$1,558,028	$(3,532,623)
Loss per share – Basic and diluted	$0.13	$(0.04)	$0.09

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data for the year ended December 31, 2010
NET LOSS	$(5,090,651)	$1,558,028	$(3,532,623)
Non-cash loss on debt financing	1,615,425	(96,250)	1,519,175
Changes in fair value of derivative liabilities	(1,655,011)	(1,751,419)	(3,406,430)
Stock-based compensation	2,288,651	(142,358)	2,146,293
Accounts payable and accrued liabilities	729,587	431,999	1,161,586
NET CASH USED IN OPERATING ACTIVITIES	$(925,041)	$-	$(925,041)
As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data for the year ended December 31, 2010
NET LOSS	$(5,090,651)	$1,558,028	$(3,532,623)
Non-cash loss on debt financing	1,615,425	(96,250)	1,519,175
Changes in fair value of derivative liabilities	(1,655,011)	(1,751,419)	(3,406,430)
Stock-based compensation	2,288,651	(142,358)	2,146,293
Accounts payable and accrued liabilities	729,587	431,999	1,161,586
NET CASH USED IN OPERATING ACTIVITIES	$(925,041)	$-	$(925,041)

The impact of the restatement on the consolidated statement of operations as of and for the year ended December 31, 2009 is shown in the following table:

As reported		Adjustment	As restated
Balance sheet data — December 31, 2009
Derivative liability - warrants	$-	$1,153,663	$1,153,663
Additional paid-in capital	37,289,357	(1,404,125)	35,885,232
Deficit accumulated during the development stage	(38,411,114)	250,462	(38,160,652)
Total stockholders’ deficiency	$(629,388)	$(1,153,663)	$(1,783,051)

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the year ended December 31, 2009
Changes in fair value of derivative liabilities	$-	$(411,813)	$(411,813)
Loss on debt financing	-	161,351	161,351
NET LOSS	$(17,599,008)	$250,462	$(17,348,546)

NOTE 2:SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ materially from those estimates. Significant areas requiring management’s estimates and assumptions include deferred taxes and related tax balances and disclosures, determining the fair value of stock-based compensation and stock based transactions, the fair value of the components of the convertible notes payable, foreign exchange gains and losses, allocation of costs to research and development and accrued liabilities. Matters impacting the company’s ability to continue as a going concern and contingencies also involve the use of estimates and assumptions.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Potential deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on potential deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the related valuation allowance resulting in nil impact within OCI or on the balance sheet. As at December 31, 2011, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these loss carry forwards.

Derivative Warrant Liability

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and  815-40. This accounting treatment requires that the carrying amount of embedded derivatives be marked-to-market at each balance sheet date and carried at fair value. In the event that the fair value is recorded as a liability, the change in fair value during the period is recorded in the Statement of Operations as either income or expense. Upon conversion, exercise or modification to the terms of a derivative instrument, the instrument is marked to fair value at the conversion date and then the related fair value is reclassified to equity.

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

In evaluating the application of ASC 815-40, management must determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. ASC 815-40-15 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The application of ASC 815-40-15 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible notes containing full-ratchet and anti-dilution protections (iii) certain free standing warrants that contain contingently puttable cash settlement.

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

The Company revalues its derivative warrant and derivative conversion option liabilities at each reporting period and recognizes gains or losses in the consolidated statements of operations that are attributable to the change in the fair value.

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

Recently Issued Accounting Pronouncements

In June, 2011, the FASB issued ASU No. 2011-05, which amends ASC Topic 220, Comprehensive Income. Under the amendment, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU should be applied retrospectively.

Additionally, the FASB issued a second amendment to ASC Topic 220 in December 2011, ASU No. 2011-12, which allows companies the ability to defer certain aspects of ASU 2011-05. For public entities, these amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The amendments do not require any transition disclosures.

On September 15, 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other, which simplifies how an entity is required to test goodwill for impairment. This ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the ASU, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The ASU includes a number of factors to consider in conducting the qualitative assessment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted.

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 3:RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement

Effective August 7, 2003, Crucell and the Company’s subsidiary GeneMax Pharmaceuticals, Inc. (“GPI”) entered into a five-year research license and option agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Company was required to make certain payments over the five-year term totaling Euro €450,000 (approximately $510,100).

At December 31, 2008, $243,598 (€172,801) was owing to Crucell under this agreement. During the year ended December 31, 2009, management negotiated a settlement of the outstanding balance requiring a €17,000 cash payment (paid) and the issuance of 265,000 shares of the Company’s common stock (refer to Note 9).

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at December 31, 2011, the Company had accrued $259,752 (€181,250) under the amended agreement, inclusive of interest on outstanding amounts. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received any notice terminating the license agreement. Management plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will be maintained or that Management will successfully negotiate new terms.

NOTE 4:DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

The Company has evaluated the application ASC 480-10 Distinguishing liabilities from equity, ASC 815-40 Contracts in an Entity’s Own Equity and ASC 718-10 Compensation – Stock Compensation to the issued and outstanding warrants to purchase common stock that were issued with the convertible notes, private placements, consulting agreements, and various debt settlements during 2009 through 2011. Based on the guidance, management concluded these instruments are required to be accounted for as derivatives either due to a ratchet down protection feature available on the exercise price (Note 5) or a holder’s right to put the warrants back to the Company for cash under certain conditions. Under ASC 815-40-25, the Company records the fair value of these warrants (derivatives) on its balance sheet, at fair value, with changes in the values reflected in the statements of operations as “Changes in fair value of derivative liabilities”. The fair value of the share purchase warrants are recorded on the balance sheet under ‘Derivative liabilities – warrants’.

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants issued with the convertible notes during the year ended December 31, 2010. At December 31, 2011, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Determining fair value of share purchase warrants and conversion options, given the Company’s stage of development and financial position, is highly subjective and identifying appropriate measurement criteria and models is subject to uncertainty. There are several generally accepted pricing models for warrants and options and derivative provisions. The Company has chosen to value the warrants and conversion option on the notes that contain ratchet down provisions using the Binomial model under the following assumptions:

	December 31, 2010				December 31, 2011
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Series A Warrants	2.0	2.00%	0.00%	199%	1.00	0.11%	0.00%	199%
Series B Warrants	0.4	0.40%	0.00%	199%	-	-	-	-
Series C Warrants	-	-	-	-	-	-	-	-
Conversion Option	0.4	0.40%	0.00%	199%	-	-	-	-
Share purchase warrants	1.40 to 2.00	0.29% to 1.02%	0.00%	199%	0.37 to 4.80	0.12% to 0.83%	0.00%	199%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of December 31, 2011
	Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$1,317,834	-	-	$1,317,834	$1,317,834
Derivative liability – conversion option	-	-	-	-	-
Total	$1,317,834	-	-	$1,317,834	$1,317,834

	As of December 31, 2010 (restated)
	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$1,819,512	-	-	$1,819,512	$1,819,512
Derivative liability – conversion option	175,389	-	-	175,389	175,389
Total	$1,994,901	-	-	$1,994,901	$1,994,901

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011 and 2010:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2009 (Restated)	$1,377,900	$-	$1,377,900
Additions during the year	3,334,281	785,400	4,119,681
Total unrealized (gains) or losses included in net loss	(2,796,419)	(610,011)	(3,406,430)
Debt settlement	(96,250)	-	(96,250)
Transfers in and/or out of Level 3	-	-	-
Balance, December 31, 2010 (Restated)	1,819,512	175,389	1,994,901
Additions during the year	1,587,275	-	1,587,275
Total unrealized (gains) or losses included in net loss	(631,631)	(37,079)	(668,710)
Debt settlement	(1,457,322)	(138,310)	(1,595,632)
Transfers in and/or out of Level 3	-	-	-
Balance, December 31, 2011	$1,317,834	$-	$1,317,834

The fair value of the warrants is determined using a Binomial option pricing model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, the historical volatility of the stock price, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and our dividend yield. Changes in these assumptions can materially affect the fair value estimate. We could ultimately incur amounts to settle the warrant at a cash settlement value that is significantly different than the carrying value of the liability on our financial statements. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants liability are recognized as a component of other income (expense) in the statement of operations.

The net cash settlement value at the time of any future Fundamental Transaction will depend upon the value of the following inputs at that time: the consideration value per share of the Company’s common stock, the volatility of the Company’s common stock, the remaining term of the warrant from announcement date, the risk-free interest rate based on U.S. Treasury security yields, and the Company’s dividend yield. The warrant requires use of a volatility assumption equal to the greater of 100% and the 100-day volatility function determined as of the trading day immediately following announcement of a Fundamental Transaction. The fair value of the warrants is determined using a Black and Scholes option pricing model.

NOTE 5:CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current period:

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at December 31, 2011

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$-	$346,640	$838,054

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	77,539	137,461

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	6,725	23,275
Total	$1,429,694	$-	$430,904	$998,790

February 2011 Secured Convertible Notes

On February 24, 2011, the Company entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Notes (the “February 2011 Notes”) with a maturity date of three years after the issuance thereof in the aggregate principal amount of $1,184,694. Consideration under the notes consisted of $944,694 in cash proceeds, including accrued interest, and $240,000 was subscribed for by two of the holders of outstanding and demandable 2010 secured convertible notes (the “2010 Notes”). The holders of the 2010 Notes returned their Series A, Series B and Series C warrants to the Company for cancellation. In connection with the issuance of the February 2011 Notes, the Company entered into a 2011 Security Agreement with the note holders securing the February 2011 Notes with all of the Company’s assets. One year after the issuance of the February 2011 Notes, the note holders have the option to convert a portion or all of the outstanding balance of the February 2011 Notes including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.15 per share.

The February 2011 Notes bear interest at the rate of 10% per annum except in case of default, in which case they bear interest at the rate of 20% per annum. The interest is due on the February 2011 Notes at the end of each three month period, starting three months from their issuance. One year after the issuance of the February 2011 Notes, the Company may elect to prepay a portion of the principal. If the Company makes such an election, the holders may elect to receive such prepayment in cash or in shares of the Company’s common stock, at a conversion rate of $0.15 per share, or in a combination thereof.

The Company paid a finders’ fee of $41,500. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At December 31, 2011, $28,879 of the $32,291 in deferred financing costs relates to the February 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

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

After reviewing the Fundamental Transaction clause contained in the warrants, the Company revised its interim accounting for the 2011 Notes. The Company has allocated the net proceeds to the warrants based on the calculated fair value at the date of issuance. The fair value of the warrants was recorded at $483,355 and recognized as derivative liabilities and the debt was recorded at $701,339. The fair value of the warrants was calculated using the Binomial option pricing model under the following assumptions: estimated life of five years, risk free rate of 2.06%, dividend yield of 0% and volatility of 199%. The debt discount is being accreted over the three year term of the February 2011 Notes using the effective interest rate method.

For the year ended December 31, 2011, accretion of the debt discount of $136,715 was recorded for the February 2011 Notes.

April 2011 Secured Convertible Notes

On April 4, 2011, the Company entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Notes (the “April 2011 Notes”) with a maturity date of three years after the issuance thereof in the aggregate principal amount of $215,000. Consideration under the notes consisted of $190,000 in cash proceeds, and $25,000 was subscribed for by a holder of 2010 Notes in exchange for the extinguishment of the Series A, Series B and Series C warrants related to the 2010 Notes. In connection with the issuance of the April 2011 Notes, the Company entered into a 2011 Security Agreement with the note holders securing the April 2011 Notes with a secondary security interest in all of the Company’s assets. One year after the issuance of the April 2011 Notes, the note holders have the option to convert a portion or all of the outstanding balance of the April 2011 Notes including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.15 per share.

The April 2011 Notes bear interest at the rate of 10% per annum except in case of default, in which case they bear interest at the rate of 20% per annum. The interest is due on the April 2011 Notes at the end of each three month period, starting three months from their issuance. One year after the issuance of the April 2011 Notes, the Company may elect to prepay a portion of the principal. If the Company makes such an election, the holders may elect to receive such prepayment in cash or in shares of the Company’s common stock, at a conversion rate of $0.15 per share, or in a combination thereof.

The Company paid a finders’ fee of $4,550. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At December 31, 2011, $3,412 of the $32,291 in deferred financing costs relates to the April 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

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

The Company has allocated the net proceeds to the warrants based on the calculated fair value. The fair value of the warrants was recorded at $130,720 and recognized as derivative liabilities and the debt was recorded at $84,280. The fair value of the warrants was calculated using the Binomial option pricing model under the following assumptions: estimated life of two years, risk free rate of 0.77%, dividend yield of 0% and volatility of 199%. The debt discount is being accreted over the three year term of the April 2011 Notes using the effective interest rate method.

For the year ended December 31, 2011, accretion of the debt discount of $53,162 was recorded for the April 2011 Notes.

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

The June 2011 Note bears interest at the rate of 10% per annum except in case of default, in which case it bears interest at the rate of 20% per annum. The interest is due on the June 2011 Note at the end of each three month period, starting three months from its issuance. One year after the issuance of the June 2011 Note, the Company may elect to prepay a portion of the principal. If the Company makes such an election, the holders may elect to receive such prepayment in cash or in shares of the Company’s common stock, at a conversion rate of $0.15 per share, or in a combination thereof.

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

The Company has allocated the net proceeds to the warrants based on the calculated fair value. The fair value of the warrants was recorded at $8,280 and recognized as derivative liabilities and the debt was recorded at $21,720. The fair value of the warrants was calculated using the Binomial option pricing model under the following assumptions: estimated life of two years, risk free rate of 0.43%, dividend yield of 0% and volatility of 199%. The debt discount is being accreted over the three year term of the June 2011 Note using the effective interest rate method.

For the year ended December 31, 2011, accretion of the debt discount of $1,575 was recorded for the June 2011 Note.

The following is a summary of debt instrument transactions that are relevant to the current and prior period:

May 2010 Secured Convertible Notes
	Face Value	Principal Repayment in Cash	Principal Repayment in Shares and Warrants	Principal Repayment in February 2011 Notes	Balance at December 31, 2011

May 2010 Secured Convertible Notes
Senior Secured Notes, due May 19, 2011	$1,530,000	$(1,053,333)	$(316,667)	$(160,000)	$-

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at December 31, 2010

2010 Secured Convertible Notes
Senior Secured Notes, due May 19, 2011	$1,530,000	$(573,333)	$ (603,617)	$353,050

On May 24, 2010, the Company entered into a securities purchase agreement with accredited investors to place the 2010 Notes with a maturity date of one year after the issuance thereof in the aggregate principal amount of $1,530,000 for gross consideration of $1,275,000. The $1,275,000 consisted of $712,254 in cash proceeds to the Company, $212,746 of services and $350,000 was subscribed for by the holder of a matured 2009 convertible debenture. In connection with the issuance of the notes, the Company entered into a 2010 Security Agreement with the note holders securing the 2010 Notes with all of the Company’s assets. The 2010 Note holders had the option to convert the outstanding balance of the notes including any accrued interest into shares of the Company’s common stock at a maximum conversion rate of $0.30 per share at any time.

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

The Company paid a finders’ fee of $64,000 and issued 1,400,000 broker’s warrants (described below) valued at $167,000. The finder’s fee and fair value of the broker’s warrants was accounted for as deferred financing costs, and was being amortized over the term of the notes. During the year ended December 31, 2011, $66,267 of the deferred financing costs were amortized and the remaining balance of $38,626 was recognized as loss on settlement of debt.

In February 2011, the Company negotiated an early settlement of $640,000 of the outstanding 2010 Notes and the cancellation of 4,000,000 Series A Warrants, 3,200,000 Series B Warrants and 4,000,000 Series C Warrants. Pursuant to the settlement agreement, the Company paid $480,000 in cash, issued $240,000 in February 2011 Notes. Under the agreement, those holders released the Company from the remaining obligations under the securities purchase agreement entered into during fiscal year 2010, the 2010 security agreement and other conditions related to the issuance of the 2010 Notes.

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

During the year ended December 31, 2011, the Company settled all of the outstanding 2010 Notes. The settlement of the 2010 Notes, was completed by cash payments, share and warrant issuances and the issuance of February 2011 Notes. In aggregate the fair value of the consideration was $1,194,844, which resulted in a gain on debt settlement of $307,136. In addition, the negotiated early extinguishment of the Series A, B and C warrants resulted in a gain of $290,500.

NOTE 6:LOANS PAYABLE

As at December 31, 2011, there was an unsecured loan advance from a third party in the amount of $7,000 (December 31, 2010 - $425,000), which is due on demand. The loan is accruing interest of 10% per annum.

NOTE 7:PROMISSORY NOTE

During the year ended December 31, 2011, the Company issued a note in the amount of $100,000 (December 31, 2010 - $nil) towards future legal services, which matured July 24, 2011. As of December 31, 2011, the Company had received legal services in the amount of $68,072 and the difference of $31,928 is recorded as prepaid expenses and deposits. The note bears interest at 10% per annum and may be converted into shares at a conversion price of $0.23 per share at the lenders option.

The note became due on July 24, 2011 and the Company is in default of repayment. As of December 31, 2011, the Company is renegotiating the settlement of the note.

NOTE 8:RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $248,400 (2010 - $329,177) in management and directors’ fees and $90,000 (2010 - $72,000) in research and development services paid to officers and directors during the period;

(b)	recorded $389,824 (2010 - $1,087,916) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)	converted $25,000 (2010 - $Nil) of debt due to related parties during the period, which were settled with shares.

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

At December 31, 2011, the Company had amounts owing to directors and officers of $322,905 (2010 - $259,305). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 9:CAPITAL STOCK

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

All prior period share transactions included in the Company’s stock transactions and balances have been retroactively restated for the transactions described above.

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

On June 1, 2011, 586,858 shares of the Company’s restricted common stock were returned to treasury due to an adjustment to the final settlement of the $233,333 2010 Notes. The return of the shares resulted in a $134,977 reduction to the previously calculated loss on debt settlement.

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

On October 1, 2011, the Company issued 44,405 shares of its common stock pursuant to a consulting services agreement. At the time of issuance, the shares had a quoted market value of $0.20 per share, and $9,000 was recorded as stock-based consulting fees.

In October and November 2011, the Company received subscription proceeds of $635,000 and converted debt of $115,250. As of December 31, 2011, the Company issued 4,068,334 shares of common stock in a private placement and has $140,000 in subscription proceeds for which the common shares have yet to be issued. The subscribers purchased one unit for each $0.15 of subscription proceeds. Each unit consists of 1 share of Company’s common stock and half a warrant exercisable at $0.40, which expires in two years. The fair value of these warrants was determined to be $287,000.

On November 19, 2011, the Company issued 100,000 shares of its common stock pursuant to a consulting services agreement. The Company determined the market value of the shares to be $0.27 per share, and $27,000 was recorded as stock-based consulting fees.

On December 13, 2011, the Company issued 500,000 shares of its common stock pursuant to consulting service agreements and as settlement pursuant to consulting service termination agreements. The Company determined the market value of the shares to be $0.22 per share, and recorded $107,700 as gain on settlement of debt.

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

The expensed portion of the value of the granted and vested options during the year ended December 31, 2011 was $456,081 (2010 - $1,134,477) which was recorded as stock based consulting and management fees.

Share purchase options

A summary of the Company’s stock options as of December 31, 2011 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	3,618,000	$0.97	9.60
Issued	250,000	0.35	9.69
Cancelled	(596,000)	0.97	-

Balance, December 31, 2010	3,272,000	$0.92	8.65
Issued	3,100,000	0.18	5.98
Cancelled	(94,000)	0.97	-

Balance, December 31, 2011	6,278,000	$0.18	6.85

At December 31, 2011, the intrinsic value of the vested options was equal to $nil (2010 - $Nil).

A summary of the status of the Company’s unvested options as of December 31, 2011 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2010	208,332	$0.84
Granted	3,100,000	0.18
Vested	(2,270,623)	0.18
Cancelled	-	-

Unvested, December 31, 2011	1,037,709	$0.18

Share Purchase Warrants

On January 19, 2010, the Company issued 600,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.50 per share for an exercise period of up to three years from the issuance date, and 600,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.60 per share and for an exercise period of up to three years from the issuance date. The warrants were issued pursuant to a consulting services agreement. The fair value of these warrants of $615,000 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 3 years, a risk free interest rate of 1.38%, a dividend yield of 0%, and an expected volatility of 199%.

On February 8, 2010, the Company issued 750,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.50 per share and for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a debt settlement agreement. The fair value of these warrants of $432,000 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 5 years, a risk free interest rate of 2.26%, a dividend yield of 0%, and an expected volatility of 199%.

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

On February 24, 2011, the Company issued 2,369,388 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a securities purchase agreement (Note 5). The fair value of these warrants of $483,355 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 5 years, a risk free interest rate of 2.06%, a dividend yield of 0%, and an expected volatility of 199%.

On March 21, 2011, the Company issued 250,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a debt settlement agreement (Note 5). The fair value of these warrants of $43,750 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 5 years, a risk free interest rate of 0.77%, a dividend yield of 0%, and an expected volatility of 199%.

On April 4, 2011, the Company issued 430,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a securities purchase agreement (Note 5). The fair value of these warrants of $130,720 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 2 years, a risk free interest rate of 0.77%, a dividend yield of 0%, and an expected volatility of 199%.

On April 4, 2011, the Company issued 1,000,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a debt settlement agreement (Note 5). The fair value of these warrants of $304,000 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 2 years, a risk free interest rate of 0.77%, a dividend yield of 0%, and an expected volatility of 199%.

On April 25, 2011, the Company issued 180,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.38 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to the private placement of $90,000. The fair value of these warrants of $50,760 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 2 years, a risk free interest rate of 0.77%, a dividend yield of 0%, and an expected volatility of 199%.

On June 6, 2011, the Company issued 60,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a securities purchase agreement (Note 5). The fair value of these warrants of $8,280 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 2 years, a risk free interest rate of 0.43%, a dividend yield of 0%, and an expected volatility of 199%.

In July, 2011, the Company issued 275,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The fair value of these warrants of $58,850 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 2 years, a risk free interest rate of 0.49%, a dividend yield of 0%, and an expected volatility of 199%.

In October, 2011, the Company issued 600,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.20 per share for an exercise period of up to five years from the issuance date. The fair value of these warrants of $117,000 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 5 years, a risk free interest rate of 1.40%, a dividend yield of 0%, and an expected volatility of 199%.

In November, 2011, the Company issued 2,034,167 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.40 per share for an exercise period of up to two years from the issuance date. The warrants were issued pursuant to the private placement of $610,250. The fair value of these warrants of $390,560 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 2 years, a risk free interest rate of 0.29%, a dividend yield of 0%, and an expected volatility of 199%.

A summary of the Company’s share purchase warrants as of December 31, 2011 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2009	4,112,800	$1.19	3.71
Issued	21,200,000	0.32	2.85
Exercised, cancelled or expired	(444,500)	1.22	-
Balance, December 31, 2010	24,868,300	$0.45	3.24
Issued	7,198,555	0.29	2.63
Extinguished or expired	(19,960,500)	0.32	-
Balance, December 31, 2011	12,106,355	$0.56	2.81

NOTE 10:  INCOME TAXES

The Company has not identified or quantified any significant temporary differences between the Company’s tax and financial bases of assets and liabilities that result in deferred tax assets, except for the Company’s net operating loss carry-forwards amounting to approximately $13,629,000 at December 31, 2011 (2010 - $12,217,000), which may be available to reduce future year’s taxable income. These carry forwards begin to expire, if not utilized, commencing in 2012. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization does not meet a more likely than not test and accordingly, the Company has recorded a 100% valuation allowance for the potential deferred tax asset relating to these tax loss carry forwards.

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

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes and other temporary adjusted as appropriate for temporary and permanent tax basis differences. The components of these differences are as follows:

	Year Ended	(Restated) Year Ended
	December 31, 2011	December 31, 2010

Loss before income taxes	$(2,028,941)	$(3,532,623)
Corporate tax rate	35.00%	35.00%
Expected tax recovery	(710,129)	(1,236,418)

Increase (decrease) resulting from:
Permanent differences	152,458	586,509
Other items	(3,908)	(3,908)
Change in valuation allowance	561,579	653,817
Income tax recovery	$-	$-

The Company’s estimated deferred tax assets are as follows:

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

Deferred tax assets:
Stock option expense	$2,730,750	$2,730,750
Loss carry-forwards and tax pools	7,985,278	7,423,699
Valuation allowance	(10,716,028)	(10,154,449)
Net deferred income tax assets	$-	$-

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

NOTE 11:SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2011
	Shares/warrants	Amount

Prepaid portion of fair value of shares issued pursuant to consulting service agreements	-	$35,968
Shares issued pursuant to consulting arrangements	2,971,464	646,408
Shares issued pursuant to debt settlement agreements	3,953,413	755,777
Accounts payable settled by issuing shares	1,029,413	$200,736

	Year Ended December 31, 2010
	Shares/warrants	Amount

Accounts payable settled by issuing share purchase warrants	750,000	$432,000
Accounts payable settled by issuing shares	361,648	90,412
Share purchase warrants issued pursuant to consulting service arrangement	1,200,000	$615,000

Pursuant to the 2010 Note settlement and warrant extinguishment agreements entered during the period, the Company issued February 2011 Notes in the amount of $240,000 of which, $80,000 was deemed to be for partial settlement of the 2010 Series A, Series B and Series C warrants (Note 5).

Pursuant to the warrant extinguishment agreement entered during the period, the Company issued an April 2011 Note in the amount of $25,000, which was for partial settlement of the 2010 Series A, Series B and Series C warrants (Note 5).

See Notes 5 and 9 for additional disclosure on non-cash transactions.

	Year Ended December 31,
	2011	2010

Interest paid in cash	$-	$-
Income taxes paid	$-	$-

NOTE 12:CONTINGENCIES AND COMMITMENTS

Contingencies

Tax Filings

The Company has not filed income tax returns for several years in certain operating jurisdictions (Note 10), and may be subject to possible compliance penalties and interest. Management is currently not able to make a reliably measurable provision for possible liability for penalties and interest, if any, at this time, and the Company may be liable for such amounts upon assessment. Penalties and interest, if assessed in the future, will be recorded in the period such amounts are determinable.

Commitments

Combined Research and Operating Obligations

Effective May 25, 2010, the Company entered into a research and license Option Agreement with the Mayo Clinic for the development and possible commercial use of a cancer vaccine. Subject to the approval and guidance of the United States Food and Drug Administration (“FDA”) the Mayo Clinic plans to conduct a Phase I human clinical trial (“Phase I Trial”) to test and develop the Company’s technology.

The Company has agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, will pay all the costs incurred by the Mayo Clinic, not to exceed a total of $841,000. Both Parties agree that within 30 days after the Mayo Clinic informs the Company in writing about the receipt of FDA approval, the parties shall enter into an a formal research agreement. Management anticipates that Phase 1 Trails will begin in the second quarter of 2012. An intial payment of $250,000 will be required within 30 days of receiving notice from the Mayo Clinic that the Phase 1 Trail will commence.

Management Services Agreement

In February 2011, the Company approved an employment agreement with Dr. Wilson with an initial term of 2 years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 2,000,000 shares of the Company’s common stock at $0.19 per share, 50% of which vested on March 16, 2011, while the remainder will vest monthly over a period of two years (41,667 per month). The options shall be exercisable for at least five years.

Rental Lease Agreement

In December 2011, the Company entered into a lease agreement, to start in January 2012 for a two year period. The Company will pay a monthly basic rent of $7,152 and additional rent for operating costs of 2.20% of total operating expenses of the property.

The Company has obligations under various agreements through December 31, 2014. The aggregate minimum annual payments for the years ending December 31 are as follows:

2012	$1,105,824
2013	$85,824
2014	$7,152
$1,198,800

NOTE 13:SUBSEQUENT EVENTS

On March 15 2012, the Company issued 400,000 shares of restricted common stock in settlement of $72,000 of debt accumulated to consultants. In addition, the Company settled $50,000 in management compensation owing to officers and directors for 333,334 restricted common shares.

On March 15 2012, the Company issued a total of 733,334 restricted common shares, at $0.15 per share, for proceeds of $110,000 in a private placement.

On March 15 2012, the Company settled an aggregate of $118,466 in accrued interest payments on the February 2011 Notes for 789,778 restricted common shares.

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

As of December 31, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at December 31, 2010 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

We are committed to improving our financial organization. As part of this commitment, we intend to continue to enhance our internal control over financial reporting by: i) expanding our personnel, ii) improving segregated duties consistent with control objectives, iii) appointing more outside directors to our board of directors who shall be appointed to our audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management; and iv) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Glynn Wilson	65	Chairman, Chief Executive Officer, Principal Executive Officer and a Director
Denis Corin	39	President, Chief Financial Officer, Principal Accounting Officer and a Director
Lynn M. DePippo Mark Reddish	39 57	Director Vice President, Development

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

Mark Reddish, VP Development
Mark was formerly Vice President of Product Development and Principal Investigator, Biodefense at ID Biomedical, Bothell, WA, prior to the acquisition of the company by Glaxo SmithKline for $1.6 billion.  At Biomira Inc, (renamed Oncothyreon) he was responsible for preclinical development of their cancer vaccines program where he led the early research and clinical development of Stimuvax, which is currently in late Stage 3 clinical trials under a partnership with Merck KGa. Mark brings thirty years of biomedical experience ranging from clinical and academic research to industrial product development and has already brought significant value and insight to TapImmune as a member of the scientific advisory board. He has over 50 publications and a number of issued and pending patents in the area of vaccine technologies.

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

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
The following table sets forth the compensation paid to our executive officers for their services as executive officers during our fiscal years ended December 31, 2011 and December 31, 2010:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Glynn Wilson Chairman, CEO and Principal Executive Officer	2011 2010	180,000 144,000	Nil Nil	Nil Nil	321,438 640,000	Nil Nil	501,438 784,000

Denis Corin CFO, Acting Principal Accounting Officer and a director	2011 2010	159,600 161,017	Nil Nil	Nil Nil	43,425 440,000	Nil Nil	203,025 601,107

The amounts represent fees paid or accrued by us to the executive officers during the past year pursuant to various employment and consulting services agreements, as between us and the executive officers, which are described below. Our executive officers are also reimbursed for any out-of-pocket expenses incurred in connection with corporate duties. We presently have no pension, health, annuity, insurance, profit sharing or similar benefit plans.

The following table sets forth information as at December 31, 2011 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End Table
Name	Number of Securities Underlying Unexercised Options (exercisable)	Number of Securities Underlying Unexercised Options (unexercisable)	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Glynn Wilson Chairman, CEO and Principal Executive Officer	40,000 1,600,000(2) 160,000(2) 1,437,500(2)	Nil Nil Nil 562,500	Nil Nil Nil Nil	$0.17(3) $0.17(3) $0.17 $0.19	07/06/17 10/14/19 02/16/21 03/16/16
Denis Corin President, CFO, Acting Principal Accounting Officer and a director	80,000 1,100,000(2) 160,000(2)	Nil Nil Nil	Nil Nil Nil	$0.17(3) $0.17(3) $0.17	07/06/17 10/14/19 02/16/21

(1)	Mr. Corin was appointed Secretary, Treasurer, CFO and Acting Principal Accounting Officer on July 16, 2010.
(2)	The plan under which these shares were issued was approved by the Board of Directors and the shareholders in 2009 but did not come into effect until February 22, 2010.
(3)	Effective February 16, 2011, the option exercise price was reduced to $0.17.

The following table sets forth information relating to compensation paid to our directors for their services as directors in the fiscal year ended December 31, 2011, and excludes compensation paid to our directors for their services as executive officers:

Director Compensation Table
Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Glynn Wilson	Nil	Nil	Nil	Nil	Nil
Denis Corin	Nil	Nil	Nil	Nil	Nil
Lynn M. DePippo	Nil	Nil	Nil	Nil	Nil

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

On March 16, 2011, our Board of Directors approved an employment agreement with Dr. Wilson with an initial term of two years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 2,000,000 shares of the Company’s common stock, 50% of which vested on March 16, 2011, while the remainder will vest monthly over a period of two years (41,667 per month). The option price is the market price on March 16, 2011 and shall be exercisable for at least five years.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)		Percent of Class
Directors and Officers:
Glynn Wilson 2815 Eastlake Avenue East, Suite 300, Seattle, Washington	4,284,559	(2)	8.23%

Denis Corin 2815 Eastlake Avenue East, Suite 300, Seattle, Washington	3,762,426	(3)	7.23%

Lynn M. DePippo 2815 Eastlake Avenue East, Suite 300, Seattle, Washington	275,364	(4)	0.53%
All executive officers and directors as a group (3 persons)	8,322,349		15.99%

Major Stockholders:
New Paradigm Capital	3,500,000		6.72%

St. George Trust Company Ltd.	5,335,640		10.25%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there were 52,073,460 shares of common stock issued and outstanding.

(2)
This figure includes (i) 1,047,059 shares of common stock; and (ii) 1,800,000 options to acquire an equivalent number of common shares at $0.17 for 10 years and 2,000,000 options to acquire an equivalent number of common shares at $0.19 for 5 years, where 1,437,500 are fully vested.

(3)
This figure includes: (i) 2,227,868 shares of common stock; (ii) 137,700 shares of common stock held by his spouse; (iii) 54,458 common share purchase warrants; (iv) 2,400 common share purchase warrants held by his spouse; and (v) 1,340,000 options to acquire an equivalent number of common shares at $0.17 for 10 years.

(4)
This figure represents: (i) 108,696 shares of common stock; (ii) options to purchase 250,000 shares of common stock at $0.35 per share with 10,417 options vesting per month for 24 months, which were repriced to $0.17 per share in February 2011.

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
4.	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We had transactions with certain of our officers and directors during our fiscal year ended December 31, 2011 as follows:

(d)	incurred $249,600 (2010 - $329,177) in management and directors’ fees and $90,000 (2010 - $72,000) in research and development services paid to officers and directors during the period;

(e)	recorded $389,823 (2010 - $1,087,915) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(f)	(c)	converted $25,000 (2010 - $Nil) of debt due to related parties during the period, which were settled with shares.

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

At December 31, 2011, the Company had amounts owing to directors and officers of $322,905 (2010 - $259,305). These amounts were in the normal course of operations. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2011 and 2010. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Audit Fees	$40,000	$40,000
Audit Related Fees	$24,000	$51,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
	$64,000	$91,500

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

21.1	Subsidiaries of TapImmune Inc. filed as an Exhibit to the Company's Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
31.2	Certification of Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
31.2	Certification of Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.

By:          /s/ Glynn Wilson
Glynn Wilson
Chairman, and Principal Executive Officer
Date: April 16 , 2012

By:          /s/ Denis Corin
Denis Corin
Chief Financial Officer, Acting Principal Accounting Officer
and a director
Date: April 16 , 2012