Form 10-Q
period 2012-03-31
TAPIMMUNE INC
filed 2012-05-21
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

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

(206) 504 7279
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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
Yes  ☐   No  ☒

As of May 1, 2012, the Company had 56,263,239 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$23,751	$250,234
Due from government agency	1,084	1,060
Prepaid expenses and deposits	41,475	56,627
	66,310	307,921

Deferred financing costs (Note 5)	28,464	32,291

	$94,774	$340,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 11)	$701,015	$794,291
Research agreement obligations (Note 3)	303,513	259,752
Derivative liability – warrants (Note 4)	1,246,772	1,317,834
Convertible notes payable (Note 5)	1,048,164	998,790
Loans payable (Note 6)	7,000	7,000
Promissory note (Note 7)	100,000	100,000
Due to related parties (Note 8)	293,805	322,905
	3,700,269	3,800,572

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 150,000,000 shares authorized
54,329,906 shares issued and outstanding (2011 – 52,073,460)	54,330	52,072
Additional paid-in capital	40,334,265	39,943,374
Shares and warrants to be issued (Note 9)	413,797	362,906
Subscriptions receivable (Note 9)	(25,000)	-
Deferred compensation (Note 9)	-	(35,968)
Deficit accumulated during the development stage	(44,320,788)	(43,722,216)
Accumulated other comprehensive loss	(62,099)	(60,528)
	(3,605,495)	(3,460,360)

	$94,774	$340,212

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2012	(Restated) (Note 1A) Three Months Ended March 31, 2011	Period from July 27, 1999 (inception) to March 31, 2012

EXPENSES
Consulting	$-	$50,500	$2,038,687
Consulting - stock-based (Note 9)	133,908	157,352	5,856,261
Depreciation	-	-	213,227
General and administrative	141,890	5,119	3,059,126
Interest and financing charges (Note 4)	96,726	356,710	5,927,739
Management fees (Note 8)	80,100	62,100	2,852,154
Management fees - stock-based (Notes 8 and 9)	29,563	301,134	4,354,352
Professional fees	74,129	116,014	5,000,701
Research and development (Note 8)	115,465	51,422	6,026,630
Research and development - stock-based	-	-	612,000
	671,781	1,100,351	35,940,877
LOSS BEFORE OTHER ITEMS	(671,781)	(1,100,351)	(35,940,877)
OTHER ITEMS
Foreign exchange gain (loss)	(7,783)	(8,041)	45,807
Changes in fair value of derivative liabilities (Note 4)	71,062	(244,981)	4,146,202
Loss on debt financing	-	-	(1,268,713)
Gain (loss) on settlement of debt	9,930	(204,770)	(11,621,652)
Gain on extinguishment of derivative liabilities - warrants	-	290,500	290,500
Interest income	-	-	33,344
Loss on disposal of assets	-	-	(5,399)
NET LOSS	$(598,572)	$(1,267,643)	$(44,320,788)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	52,470,198	40,572,811

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2012	(Restated) (Note 1A) Three Months Ended March 31, 2011	Period from July 27, 1999 (inception) to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(598,572)	$(1,267,643)	$(44,320,788)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	-	1,268,713
Changes in fair value of derivative liabilities	(71,062)	244,981	(4,146,202)
Loss (gain) on settlement of debt	(9,930)	204,770	11,621,652
Gain on extinguishment of derivative liabilities - warrants	-	(290,500)	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	96,726	356,710	5,565,225
Stock based compensation	163,471	458,486	10,838,863
Changes in operating assets and liabilities:
Due from government agency	(24)	(65)	(1,101)
Prepaid expenses and deposits	15,152	-	(65,475)
Deferred financing costs	3,827	91,134	(3,215)
Accounts payable and accrued liabilities	24,268	(236,768)	3,605,744
Research agreement obligations	43,761	34,477	521,644
NET CASH USED IN OPERATING ACTIVITIES	(332,383)	(404,418)	(15,186,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	85,000	-	10,390,575
Convertible notes, net	-	504,535	1,521,906
Proceeds from loans payable	-	-	425,000
Notes and loans payable	-	-	919,845
Advances from (to) related parties	20,900	(86,100)	1,608,491
Stock subscriptions	-	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,900	418,435	15,005,817

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	(226,483)	14,017	23,751
CASH, BEGINNING OF PERIOD	250,234	23,516	-
CASH, END OF PERIOD	$23,751	$37,533	$23,751

	Three Months Ended March 31, 2012	(Restated) (Note 1A) Three Months Ended March 31, 2011	Period from July 27, 1999 (inception) to March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(598,572)	$(1,267,643)	$(44,320,788)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	-	1,268,713
Changes in fair value of derivative liabilities	(71,062)	244,981	(4,146,202)
Loss (gain) on settlement of debt	(9,930)	204,770	11,621,652
Gain on extinguishment of derivative liabilities - warrants	-	(290,500)	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	96,726	356,710	5,565,225
Stock based compensation	163,471	458,486	10,838,863
Changes in operating assets and liabilities:
Due from government agency	(24)	(65)	(1,101)
Prepaid expenses and deposits	15,152	-	(65,475)
Deferred financing costs	3,827	91,134	(3,215)
Accounts payable and accrued liabilities	24,268	(236,768)	3,605,744
Research agreement obligations	43,761	34,477	521,644
NET CASH USED IN OPERATING ACTIVITIES	(332,383)	(404,418)	(15,186,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	85,000	-	10,390,575
Convertible notes, net	-	504,535	1,521,906
Proceeds from loans payable	-	-	425,000
Notes and loans payable	-	-	919,845
Advances from (to) related parties	20,900	(86,100)	1,608,491
Stock subscriptions	-	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,900	418,435	15,005,817

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	(226,483)	14,017	23,751
CASH, BEGINNING OF PERIOD	250,234	23,516	-
CASH, END OF PERIOD	$23,751	$37,533	$23,751

Supplemental cash flow information and non-cash investing and financing activities: (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 (UNAUDITED)

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at March 31, 2012, the Company had a working capital deficiency of $2,387,187 (excluding derivative liabilities recorded as current liabilities) and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Additional funding was raised through equity and debt placements in 2011ant the first quarter of 2012, and management intends to continue restructuring outstanding debt and equity instruments. Additional capital is required currently to expand programs including pre-clinical work and to establish future manufacturing contracts necessary for clinical trials for the lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant technology. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

There is no certainty that the Company will be able to arrange sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Restatement relating to classification and valuation of derivative liabilities for the three months ended March 31, 2011

Management has restated the consolidated financial statements as of and for the three months ended March 31, 2011 relating to the Company’s accounting for share purchase warrants issued as part of private placement transactions, consulting service agreements and debt settlement transactions since the latter half of 2009. Previously, the fair value of the share purchase warrants was determined using the Black-Scholes valuation model, or an alternate methodology, at the time of issuance and classified within shareholders’ equity. Following discussions with the Company’s auditors, management reviewed the terms and conditions underlying its outstanding share purchase warrants and determined that the accounting for the warrants should be revised. Specifically, the Company had issued warrants to purchase common stock that may require the Company, or a successor, to purchase unexercised warrants for a cash amount equal to their fair value following the announcement of specified events defined as “Fundamental Transactions” (e.g., merger, sale of all or substantially all assets, tender offer, going private or share exchange). The cash settlement provisions require the use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction or a delisting. As a consequence of these provisions, management now believes that these share purchase warrants should be classified as a liability on our balance sheets and measured at fair value with the changes in fair value reported in results of operations at each reporting period.

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

The net loss for the three months ended March 31, 2011 increased by $138,263 due to recognition of the derivative liabilities.

The impact of the restatement on the consolidated statement of operations as of and for the quarter ended March 31, 2011 is shown in the following table:

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the three months ended March 31, 2011
Changes in fair value of derivative liabilities	$(105,718)	$(139,263)	$(244,981)
Loss on settlement of debt	$(607,845)	$403,075	$(204,770)
Gain on extinguishment of derivative liabilities - warrants	$692,575	$(402,075)	$290,500
NET LOSS	$(1,129,380)	$(138,263)	$(1,267,643)
Loss per share – Basic and diluted	$(0.03)	$-	$(0.03)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data For the three months ended March 31, 2011
Changes in fair value of derivative liabilities	$105,718	$139,263	$244,981
Loss on settlement of debt	$607,845	$(403,075)	$204,770
Gain on extinguishment of derivative liabilities - warrants	$(692,575)	$402,075	$(290,500)
NET CASH USED IN OPERATING ACTIVITIES	$(404,418)	$-	$(404,418)
As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data For the three months ended March 31, 2011
Changes in fair value of derivative liabilities	$105,718	$139,263	$244,981
Loss on settlement of debt	$607,845	$(403,075)	$204,770
Gain on extinguishment of derivative liabilities - warrants	$(692,575)	$402,075	$(290,500)
NET CASH USED IN OPERATING ACTIVITIES	$(404,418)	$-	$(404,418)

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

Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K filed on April 16, 2012, with the U.S. Securities and Exchange Commission.

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

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at March 31, 2012, the Company had accrued $303,513 (€227,555) under the amended agreement, inclusive of interest on outstanding amounts. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received any notice terminating the license agreement. Management plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will be maintained or that management will successfully negotiate new terms.

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

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants issued with the convertible notes during the year ended December 31, 2011. At March 31, 2012, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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
	December 31, 2011				March 31, 2012
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	1.09 to 4.80	0.12% to 0.83%	0.00%	199%	0.84 to 4.53	0.19% to 1.04%	0.00%	199%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants:

	As of March 31, 2012
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$1,246,772	-	-	$1,246,772	$1,246,772
Total	$1,246,772	-	-	$1,246,772	$1,246,772

	As of December 31, 2011
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$1,317,834	-	-	$1,317,834	$1,317,834
Total	$1,317,834	-	-	$1,317,834	$1,317,834

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012 and the year ended December 31, 2011:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2010	$1,819,512	$175,389	$1,994,901
Additions during the year	1,587,275	-	1,587,275
Total unrealized (gains) or losses included in net loss	(631,631)	(37,079)	(668,710)
Debt settlement	(1,457,322)	(138,310)	(1,595,632)
Transfers in and/or out of Level 3	-	-	-
Balance, December 31, 2011	1,317,834	-	1,317,834
Additions during the year	-	-	-
Total unrealized (gains) or losses included in net loss	(71,062)	-	(71,062)
Debt settlement	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance, March 31, 2012	$1,246,772	$-	$1,246,772

The fair value of the warrants is determined using a Binomial option pricing model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of common stock, the historical volatility of the stock price, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and dividend yield. Changes in these assumptions can materially affect the fair value estimate. Ultimately, the Company may incur amounts to settle the warrant at a cash settlement value that is significantly different than the carrying value of the liability in the financial statements. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants liability are recognized as a component of other income (expense) in the statement of operations.

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

NOTE 5:                 CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current period:

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at March 31, 2012

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$-	$306,507	$878,187

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	68,987	146,013

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	6,036	23,964
Total	$1,429,694	$-	$381,530	$1,048,164

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

The Company paid a finders’ fee of $41,500. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At March 31, 2012, $25,431 of the $28,464 in deferred financing costs relates to the February 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

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

For the three months ended March 31, 2012, accretion of the debt discount of $40,133 was recorded for the February 2011 Notes.

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

The Company paid a finders’ fee of $4,550. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At March 31, 2012, $3,033 of the $28,464 in deferred financing costs relates to the April 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

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

For the three months ended March 31, 2012, accretion of the debt discount of $8,553 was recorded for the April 2011 Notes.

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

For the three months ended March 31, 2012, accretion of the debt discount of $689 was recorded for the June 2011 Note.

NOTE 6:                 LOANS PAYABLE

As at March 31, 2012, there was an unsecured loan advance from a third party in the amount of $7,000 (December 31, 2011 - $7,000), which is due on demand. The loan is accruing interest of 10% per annum.

NOTE 7:                 PROMISSORY NOTE

During the year ended December 31, 2011, the Company issued a note in the amount of $100,000 towards future legal services, which matured July 24, 2011. As of March 31, 2012, the Company had received legal services in the amount of $73,529 and the difference of $26,471 is recorded as prepaid expenses and deposits. The note bears interest at 10% per annum and may be converted into shares at a conversion price of $0.23 per share at the lender’s option.

The note became due on July 24, 2011, and the Company is in default of repayment. As of March 31, 2012, the Company is renegotiating the settlement of the note.

NOTE 8:                 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $80,100 (March 31, 2011 - $62,100) in management fees and $22,500 (March 31, 2011 - $22,500) in research and development services paid to officers and directors during the period;

(b)	recorded $29,562 (March 31, 2011 - $301,134) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)	converted $50,000 (March 31, 2011 - $75,000) of debt due to related parties during the period, which were settled with shares.

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

At March 31, 2012, the Company had amounts owing to directors and officers of $293,805 (December 31, 2011 - $322,905). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 9:                 CAPITAL STOCK

Share Capital

The authorized capital of the Company consisted of 150,000,000 common shares with $0.001 par value and 5,000,000 non-voting preferred shares with $0.001 par value.

2012 Share Transactions

On March 15, 2012, the Company issued 333,334 shares of its restricted common stock to related parties, pursuant to debt settlement agreements to settle $50,000 of outstanding trade payable. At the time of issuance the fair value of the shares was determined to be $50,000 based on the quoted market price of $0.15 per share.

On March 15, 2012, the Company issued 400,000 shares of its restricted common stock pursuant to a debt settlement and a consulting agreement. At the time of issuance the fair value of the shares was determined to be $71,200 based on the quoted market price of $0.15 per share. The Company recorded $9,930 as gain on settlement of debt.

On March 15, 2012, the Company issued 789,778 shares of its restricted common stock in settlement of accrued interest on the outstanding 2011 Notes. At the time of issuance the fair value of the shares was determined to be $118,467 based on the quoted market price of $0.15 per share. No gain or loss was recorded on settlement.

In March 2012, the Company received subscription proceeds of $85,000. The subscribers purchased 733,334 share units at $0.15 per unit. Each unit consists of 1 share of Company’s common stock and half a warrant exercisable at $0.40, which expires in two years. The fair value of these warrants was determined to be $5,133. At March 31, 2012, $25,000 of the subscription proceeds was not received. These funds were deposited April 3, 2012.

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

The expensed portion of the value of the vesting options during the three months ended March 31, 2012 was $43,482 (March 31, 2011 - $266,569) which was recorded as stock based consulting and management fees. During the periods, stock-based consulting and management fees also includes share and warrant based compensation.

Share purchase options

A summary of the Company’s stock options as of March 31, 2012 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	6,278,000	$0.18	6.85
Issued	-	-	-
Cancelled	-	-	-
Balance, March 31, 2012	6,278,000	$0.18	6.60

At March 31, 2012, the intrinsic value of the vested options was equal to $nil (March 31, 2011 - $602,800).

A summary of the status of the Company’s unvested options as of March 31, 2012 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2011	1,037,709	$0.18
Granted	-	-
Vested	(238,124)	0.18
Cancelled	-	-

Unvested, March 31, 2012	799,585	$0.18

Share Purchase Warrants

In March, 2012, the Company issued 366,668 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.40 per share for an exercise period of up to two years from the issuance date. The warrants were issued pursuant to the private placement of $110,000, of which $85,000 were received in the current quarter. The fair value of these warrants was determined to be $5,133, using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.37%, a dividend yield of 0%, and an expected volatility of 63%.

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

A summary of the Company’s share purchase warrants as of March 31, 2012 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	12,106,355	$0.56	2.81
Issued	366,668	0.40	1.96
Extinguished or expired	(586,400)	2.50	-
Balance, March 31, 2012	11,886,623	$0.46	2.37

NOTE 10:                      SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31, 2012
	Shares/warrants	Amount

Shares issued pursuant to debt settlement agreements	1,363,112	$211,187

	Three Months Ended March 31, 2011
	Shares/warrants	Amount
Prepaid portion of fair value of shares issued pursuant to consulting service agreements	-	$73,125
Accounts payable settled by issuing common shares	3,719,014	$689,857
Common shares issued pursuant to consulting service arrangements	1,477,059	$288,027

Pursuant to the 2010 Note settlement and warrant extinguishment agreements entered during the three months ended March 31, 2011, the Company issued February 2011 Notes in the amount of $240,000 (Note 5).

See Notes 5 and 9 for additional disclosure on non-cash transactions.

	Three Months Ended March 31,
	2012	2011

Interest paid in cash	$-	$-
Income taxes paid	$-	$-

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

The Company has agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, will pay all the costs incurred by the Mayo Clinic, not to exceed a total of $841,000. Both Parties agree that within 30 days after the Mayo Clinic informs the Company in writing about the receipt of FDA approval, the parties shall enter into an a formal research agreement. Management anticipates that Phase 1 Trials will begin in the second quarter of 2012. An initial payment of $250,000 will be required within 30 days of receiving notice from the Mayo Clinic that the Phase 1 Trials will commence.

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

Rental Lease Agreement

In December 2011, the Company entered into a lease agreement, which started in January 2012 for a two year period. The Company will pay a monthly basic rent of $7,152 and additional rent for operating costs of 2.20% of total operating expenses of the property.

The Company has obligations under various agreements through December 31, 2014. The aggregate minimum annual payments for the years ending December 31 are as follows:

2012                                                      $ 1,105,824
2013 85,824
2014                                                       7,152
 $1,198,800

NOTE 12:                      SUBSEQUENT EVENTS

In April 2012, the Company issued 933,333 restricted common shares, at $0.15 per share, for proceeds of $140,000 received in October 2011, in a private placement.

In April 2012, the Company issued 1,000,000 common shares to a consultant pursuant to a consulting agreement effective October 1, 2011

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2012 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

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

TapImmune’s Target Market Strategy

With the required funding in place, we will support and expand on our key infectious disease partnerships, including our collaboration efforts with the Mayo Clinic and others. We will also continue product development in oncology and infectious diseases both alone and with corporate partners and collaborators including the Mayo Clinic for HER2/neu positive Breast Cancer and smallpox. Cancer encompasses a large number of diseases that affect many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers. Vaccines continue to be the success story for pharmaceutical companies, with the world market for preventative vaccines totaling $22.1 billion in 2009, up from $19 billion in 2008, according to healthcare market research publisher Kalorama Information. Kalorama’s new report, Vaccines 2010: World Market Analysis, Key Players, and Critical Trends in a Fast-Changing Industry, notes that the worldwide vaccine market is predicted to increase at a compound annual rate of 9.7% during the next five years, as new product introductions continue and the use of current products expands further(http://www.kaloramainformation.com/Vaccines-Key-Players-2684026).

In the USA, the second leading cause of death by illness is cancer. The current estimates for cancer treatments such as chemotherapy represent approximately a US$7 billion market. The National Cancer Institute expects cancer to be the leading cause of death in the USA within 5 years. Cancer vaccines will become a major player in the vaccine market. According to the report Cancer Vaccines Markets, (http://www.pharmaceutical-market-research.com/publications/diseases_conditions/cancer/cancer_vaccines_markets.html) cancer vaccines have the potential to become a significant force in future cancer treatments. In 2010, Dendreon’s Provenge became the first cancer vaccine approved by the FDA, generating renewed interest and support for this type of cancer immune therapy. Cancer vaccines can be divided into six main categories: antigen/adjuvant vaccines, DNA vaccines, vector-based vaccines, tumor cell vaccines, dendritic cell vaccines and anti-idiotype vaccines.

This relatively new commercial market for cancer vaccines is poised to dramatically increase to over $7 billion by 2015.

Management also believes that our prophylactic vaccine adjuvant will improve the creation of new vaccines and enhance the efficacy of current vaccines in the treatment of infectious disease. It will be a key business development strategy to pursue additional partnerships and joint research and development ventures with vaccine manufacturers and pharmaceutical companies to bring new and improved vaccines to market. This strategy includes the development of vaccines for pandemic diseases and for bioterrorism threats. The global market for vaccines is dominated by five companies—Merck, GlaxoSmithKline, Sanofi Pasteur (the vaccines division of Sanofi SA [SNY-NYSE]), Pfizer Inc. (PFE-NYSE), and Novartis—with Pfizer, GlaxoSmithKline, Sanofi, and Novartis collectively accounting for approximately 74% of the market (Source: Transparency Market Research’s Global Vaccine Market Analysis and Forecast 2011-2016). This market is estimated at roughly $30 billion worldwide, with the U.S. contributing approximately $20 billion. Importantly, there still exist significant development opportunities in the global vaccine market, as there are more than 300 infectious diseases yet effective prophylactic therapies for only approximately 15% of these (Source: The Life Sciences Report’s “Vaccine Therapies Hold Promise for Investors: Stephen Dunn,” April 12, 2012). Management believes that our TAP Platform technology will increase the potency of many of the currently available vaccines and lead to the creation of better, more effective new vaccines, thereby allowing us to participate in this large market through novel new products and in combination with existing vaccines.

Research and Development Efforts

We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements. We will also rely on our new collaboration agreements with Mayo clinic to demonstrate the use of TAP in new vaccine candidates. In parallel with our viral vector approach we plan to develop non-viral vectors for the delivery of plasmid DNA.

Products and Technology in Development

TAP Cancer Vaccine

Based on earlier research at UBC Biomedical Research Centre in Vancouver BC, our overall objective is to successfully develop the patented TAP-1 gene vector technology to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells. The TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer.

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

Pre-Clinical Testing
We have completed small animal pre-clinical animal testing of our TAP Cancer Vaccine to the extent that is required as a prerequisite for further preclinical toxicology analysis and Investigational New Drug (or “IND”) application to the FDA. The pre-clinical testing of the TAP Cancer Vaccine to date included the evaluation of several strains of vaccinia and adenovirus vectors to assess their respective ability to deliver the correct genetic information allowing expression of the TAP protein in tumors. We will have to complete the performance of toxicology studies using the TAP Cancer Vaccine on at least two animal species to confirm its non-toxicity. In addition, we must complete initial vaccine production, and develop internal and external clinical trials, support personnel and infrastructure before commencing clinical trials.

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

Phase I Human Clinical Trials– HER2/neu Vaccine Technology – Mayo Clinic

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. An IND for Phase I human clinical trials on the HER2/neu cancer vaccine in collaboration with the Mayo Clinic was allowed by the FDA in July, 2011 and the Mayo IRB approved the trial on May 4 2012. Patient dosing is expected to start in June 2012. The primary endpoint for this trial will be vaccine safety. Secondary endpoints will be immune responses including generation of antigen-specific T-cells and time to disease progression in breast cancer patients. In parallel we will complete the manufacturing and toxicity of vector delivered Tap1/2 for subsequent Phase I human clinical trials and for use in combination in later stage clinical trials with the HER2/neu antigens as part of a “Prime and Boost” strategy.

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

Infectious Disease Application for “TAP” Adjuvant

TapImmune plans to develop or license out our technology for the creation of enhanced viral vaccines, such as for smallpox and others, based on our findings that TAP can augment immune responses. We have presented data showing that increasing TAP expression in TAP-competent antigen presenting cells (APCs) and/or virus infected cells increases the antigenic peptide associated with MHC class I expression on the cell surface, and leads to increased specific T cell-mediated immune responses. We believe this technology can add great value to the creation of new vaccines and enhance those that already exist. We believe our collaborations with the Mayo Clinic is evidence of this and we will continue to pursue additional partnerships and collaborations as a key strategy to expand our research and development (R&D) program to optimize resources and to reduce costs and development times. In our collaboration with the Mayo Clinic, efficacy studies in small animals on a novel smallpox vaccine that includes TAP, were initiated in 2011 and are progressing on schedule. The subsequent regulatory pathway for this product is to use the FDA’s “Animal Efficacy Rule” for completion of efficacy studies in primates followed by Phase I clinical studies on vaccine safety.

The cost of funding preclinical and clinical programs in cancer and infectious disease is estimated to be approximately $5 million. Sources of non-dilutive grant funding will also be applied for.

Strategic Relationships

Mayo Foundation for Medical Education and Research
On May 26, 2010 we signed a Technology Option Agreement with the Mayo Foundation for Medical Education and Research, Rochester, MN, for the evaluation of HER2/neu peptide epitopes as antigens for a breast cancer vaccine. The agreement grants TapImmune an exclusive worldwide option to become the exclusive licensee of the technology after completion of Phase I clinical trials.

Following approval of the IND by the FDA in July, 2011, TapImmune and the Mayo Foundation executed a Sponsored Research Agreement for the clinical trial.

On May 4, 2012, Mayo IRB approval was confirmed and patient dosing is expected to start in June 2012.

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

On April 16, 2012, we announced an Exclusive Agreement with the Mayo Foundation for Education & Research, Rochester, MN, to License a proprietary MHC Class I HER2/neu antigen technology.

This antigen was discovered in the laboratory of Dr. Keith Knutson at the Mayo Clinic. In contrast to Class I antigens in clinical testing this novel antigen is naturally produced in the intracellular proteasome and presented to T-cells as the MHC Class I peptide complex. Scientific details of this new work was presented by Andrea Henle of Dr. Knutson’s lab at the Annual Meeting of The American Association of Immunologists held in Boston, MA, May 2012.

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

Effective August 7, 2008, we negotiated an amended license agreement for the use of Crucell’s adenovirus technology. We are required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at March 31, 2012, we have accrued $303,513 (€227,555) under the amended agreement.

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

Our Financial Condition
During the next 12 months, we anticipate that we will not generate any sales revenue but may receive grant funding. We had cash of $23,751 and a working capital deficit of $2,387,187 at March 31, 2012 (excluding derivative liabilities). We will require significant additional financial resources and will be dependent on future financings to fund our ongoing research and development as well as other working capital requirements.

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

Management believes that as a result of our recent personnel additions, our moving into a state of the art facility and our exclusive Licensing Option agreements with the Mayo Clinic in Rochester, Minnesota, the May 2012 initiation of Phase 1 clinical trials, and with adequate funding, the Company will be well positioned for significant growth in 2012.

In August 2011, the FDA approved an IND (Investigational New Drug application) and the Company signed a sponsored research agreement with the Mayo Clinic for a Phase 1 Her2neu Breast Cancer Clinical Trial, which has now started. The trial will use a patented technology developed at the Mayo clinic. TapImmune has the exclusive option to license this technology. Recent clinical trials of Her2neu vaccines have shown considerable promise but have left significant room for improvements, and the technology we are evaluating in our Phase I clinical trial offers a vaccine with broader coverage, making it applicable to a much larger population of women with breast cancer. We anticipate that this technology will be used therapeutically together with our TAP expression technology as it reaches clinical development in combination with the improved Her2neu targeted vaccine. Currently, Herceptin® (trastuzumab: an intravenously delivered monoclonal antibody) is used in the treatment of HER-2/neu breast cancer. Sales of this product in 2009 were approximately US$5 billion (source: Roche AG’s Pharmaceutical Division). As our vaccine approach has the potential to treat a broader HER-2/neu positive clinical population, the market potential is significant.

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

In 2011, we made significant progress with very few resources. We believe that our recent progress and our buildup of resources indicate that we will make even greater progress in 2012. On the technology and product pipeline side, management believes that the Company is fundamentally strong and poised to be a leading company in a highly attractive and expanding market, a position reinforced by our recruitment of top-class managers, advisors and investors who all share our vision.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

We are a development stage company. We recorded a net loss of $599,000 during the three months ended March 31, 2012 compared to $1,268,000 for the three months ended March 31, 2011.

Operating costs decreased to $672,000 during the three months ended March 31, 2012 compared to $1,100,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees decreased to $nil during the three months ended March 31, 2012 from $51,000 during the prior period, due primarily to absence of new business development contracts entered into during the current period.

•
Consulting fee – stock-based decreased to $134,000 during the three months ended March 31, 2012 from $157,000 during the prior period. The lower current period expense is primarily due to decreased share based payments to the consultants compared to the prior period.

•
General and administrative expenses increased to $142,000 in the three months ended March 31, 2012 from $5,000 in the prior period, with the increase resulting from increased staff  and rental costs at the Company’ Seattle office and higher travel related expense in the current period.

•
Interest and finance charges decreased to $97,000 during the three months ended March 31, 2012 from $357,000 during the prior period. Current and prior period interest charges are primarily accretion of convertible debt notes.

•	Management fees increased to $80,000 during the three months ended March 31, 2012 from $62,000 during the prior period due to increase in compensation to management in the current period.
•
Management fees – stock-based decreased to $30,000 during the three months ended March 31, 2012 from $301,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $74,000 during the three months ended March 31, 2012 from $116,000 during the prior period, due to lower legal fees incurred relating to absence of debt issuance in the current period.

•
Research and development increased to $115,000 during the three months ended March 31, 2012 from $51,000 during the prior period. This was due to higher technology licensing fee accrued for payments due to Mayo clinic and Crucell Holland B.V. in the current period.

Liquidity and Capital Resources
At March 31, 2012, we had $24,000 in cash. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below. We decreased our net cash by $226,000 during the three months ended March 31, 2012 compared to an increase of $14,000 during the prior period.

Operating Activities
Net cash used in operating activities during the three months ended March 31, 2012 was $332,000 compared to $404,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities
Net cash used in investing activities during the three months ended March 31, 2012 was $Nil compared to $Nil during the prior period.

Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2012 was $106,000 compared to $418,000 during the prior period. Current period financing consisted of proceeds from private placements and advances from related parties while prior period financing relates to proceeds from convertible notes and advances from related parties.

At March 31, 2012, we had 6,278,000 stock options and 11,886,623 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.18 per share, with the warrants having a weighted average exercise price of $0.46 per share. Accordingly, as of March 31, 2012, the outstanding options and warrants represented a total of 18,164,623 shares issuable for proceeds of approximately $6,625,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of March 31, 2012, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

Item 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

As of March 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at March 31, 2012 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the three months ended March 31, 2012 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

__________

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

We are not a party to any legal proceedings, and management is not aware of any legal proceedings pending or that have been threatened against us or our properties.

Item 1A.                 Risk Factors

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on April 16, 2012.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

In April 2012, we issued 933,333 shares of restricted common stock at $0.15 per shares for proceeds of $140,000, which we received in October 2011 in a private placement.

In April 2012, we issued 1,000,000 shares of restricted common stock relating to a consulting agreement.

The shares mentioned above were issued in reliance on exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, including Rule 506 of Regulation D.  These transactions qualified for exemption from registration because among other things, the transactions did not involve a public offering, each investor was an accredited investor, each investor had access to information about our Company and their investment, each investor took the securities for investment and not resale, there was no general solicitation or advertising in connection with the placement and we took appropriate measures to restrict the transfer of the securities.

Item 3.Defaults Upon Senior Securities

None.

Item 4.                 Mine Safety Disclosure

Not Applicable.

Item 5.                 Other Information

On May 18, we issued a press release regarding the appointment of James W. Fuller to our Board of Directors.  Mr. Fuller has over 30 years of experience in the brokerage and financial services industry.

Item 6.                 Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Press Release, dated May 18, 2012

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibit 101
101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Extension Schema Document
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.
/s/ Glynn Wilson________________________________
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: May 15, 2012.