Form 10-Q
period 2012-06-30
TAPIMMUNE INC
filed 2012-08-20
CIK 1094038

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

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
Yes  ☐   No  ☒

As of August 15, 2012, the Company had 72,861,754 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Description	Page

Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, and for the Period from July 27, 1999 (Date of Inception) to June 30, 2012 (Unaudited)	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and for the Period from July 27, 1999 (Date of Inception) to June 30, 2012 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$ 12,013	$ 250,234
Due from government agency	1,055	1,060
Prepaid expenses and deposits (Note 7)	26,475	56,627
	39,543	307,921

Deferred financing costs (Note 5)	24,637	32,291

	$ 64,180	$ 340,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 1,168,533	$ 794,291
Research agreement obligations (Note 3)	321,436	259,752
Derivative liability – warrants (Note 4)	894,643	1,317,834
Convertible notes payable (Note 5)	1,097,538	998,790
Loans payable (Note 6)	25,000	7,000
Promissory note (Note 7)	152,942	100,000
Due to related parties (Note 8)	220,698	322,905
	3,880,790	3,800,572

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 150,000,000 shares authorized
72,861,754 shares issued and outstanding (2011 – 52,073,460)	72,864	52,072
Additional paid-in capital	43,019,433	39,943,374
Shares and warrants to be issued	224,083	362,906
Deferred compensation	-	(35,968)
Deficit accumulated during the development stage	(47,072,805)	(43,722,216)
Accumulated other comprehensive loss	(60,185)	(60,528)
	(3,816,610)	(3,460,360)

	$ 64,180	$ 340,212

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		July 27, 1999 (inception) to June 30,
	2012	2011	2012	2011	2012

Expenses
Consulting fees	$ 62,530	$ 25,000	$ 62,530	$ 75,500	$ 2,101,217
Consulting fees – stock-based (Note 9)	2,039,925	227,167	2,173,833	384,519	7,896,186
Depreciation	-	-	-	-	213,227
General and administrative	468,207	37,018	612,067	42,137	3,529,303
Interest and finance charges (Note 4)	100,246	98,127	196,972	454,837	6,027,985
Management fees (Note 8)	22,500	62,100	102,600	124,200	2,874,654
Management fees – stock-based (Notes 8 and 9)	86,063	29,563	115,626	330,697	4,440,415
Professional fees	112,980	164,943	187,109	280,957	5,113,681
Research and development (Note 8)	245,763	57,526	361,228	108,948	6,272,393
Research and development – stock-based	-	-	-	-	612,000
	3,138,214	701,444	3,811,695	1,801,795	39,081,061

Net Loss Before Other Items	(3,138,214)	(701,444)	(3,811,695)	(1,801,795)	(39,081,061)

Other Items
Foreign exchange (loss) gain	17,280	(6,906)	9,497	(14,947)	63,087
Changes in fair value of derivative liabilities (Note 4)	352,129	(217,400)	423,191	(323,118)	4,498,331
Loss on debt financing	-	-	-	-	(1,268,713)
Gain (loss) on settlement of debt (Note 9)	18,758	125,371	28,688	(482,474)	(11,602,894)
Gain on extinguishment of derivative liabilities - warrants (Note 5)	-	396,000	-	1,088,575	290,500
Interest income	-	-	-	-	33,344
Loss on disposal of assets	-	-	-	-	(5,399)

Net Loss for the Period	(2,750,047)	(404,379)	(3,350,589)	(1,533,759)	(47,072,805)

Basic and Diluted Net Loss per Share	$ (0.04)	$ (0.01)	$ (0.06)	$ (0.04)

Weighted Average Number of Common Shares Outstanding	61,966,500	46,676,086	57,218,349	43,641,308

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from July 27, 1999 (inception) to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,350,589)	$(1,533,759)	$(47,072,805)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	-	1,268,713
Changes in fair value of derivative liabilities	(423,191)	323,118	(4,498,331)
Loss (gain) on settlement of debt	(28,688)	482,474	11,602,894
Gain on extinguishment of derivative liabilities - warrants	-	(1,088,575)	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	-	454,837	5,468,499
Stock based compensation	2,289,459	715,216	12,964,851
Changes in operating assets and liabilities:
Due from government agency	-	-	(1,077)
Prepaid expenses and deposits	30,152	-	(50,475)
Deferred financing costs	7,654	51,105	612
Accounts payable and accrued liabilities	589,812	(204,637)	4,171,288
Research agreement obligations	61,684	65,103	539,567
NET CASH USED IN OPERATING ACTIVITIES	(823,707)	(735,118)	(15,678,137)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	455,000	84,750	10,760,575
Convertible notes, net	-	724,535	1,521,906
Proceeds from promissory notes	52,942	-	52,942
Proceeds from loans payable	18,000	-	443,000
Notes and loans payable	-	-	919,845
Advances from (to) related parties	59,544	(83,200)	1,647,135
Stock subscriptions	-	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	585,486	726,085	15,485,403

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	(238,221)	(9,033)	12,013
CASH, BEGINNING OF PERIOD	250,234	23,516	-
CASH, END OF PERIOD	$12,013	$14,483	$12,013

Supplemental cash flow information and non-cash investing and financing activities: (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 (UNAUDITED)

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at June 30, 2012, the Company had a working capital deficiency of $2,946,604 (excluding derivative liabilities recorded as current liabilities) and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Additional funding was raised through equity and debt placements in 2011 and the first six months of 2012, and management intends to continue restructuring outstanding debt and equity instruments. Additional capital is required currently to expand programs including pre-clinical work and to establish future manufacturing contracts necessary for clinical trials for the lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant technology. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

There is no certainty that the Company will be able to arrange sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

NOTE 2:                 UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR AN INTERIM PERIOD

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related statements of operations and cash flows include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. Examples include: valuation of the derivative liabilities and stock-based compensation. Actual results and outcomes may differ from management’s estimates and assumptions.

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

NOTE 3:                 RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement

Effective August 7, 2003, Crucell and the Company’s subsidiary GeneMax Pharmaceuticals, Inc. (“GPI”) entered into a five-year research license and option agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Company was required to make certain payments over the five-year term totaling Euro €450,000.

At December 31, 2008, $243,598 (€172,801) was owing to Crucell under this agreement. During the year ended December 31, 2009, management negotiated a settlement of the outstanding balance requiring a €17,000 cash payment (paid) and the issuance of 265,000 shares of the Company’s common stock (refer to Note 9).

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at June 30, 2012, the Company had accrued $321,436 (€255,542) under the amended agreement, inclusive of interest on outstanding amounts. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received any notice terminating the license agreement. Management plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will be maintained or that management will successfully negotiate new terms.

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

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants issued with the convertible notes during the year ended December 31, 2011. At June 30, 2012, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Determining fair value of share purchase warrants, given the Company’s stage of development and financial position, is highly subjective and identifying appropriate measurement criteria and models is subject to uncertainty. There are several generally accepted pricing models for warrants and options and derivative provisions. The Company has chosen to value the warrants and conversion option on the notes that contain ratchet down provisions using the Binomial model under the following assumptions:

	December 31, 2011				June 30, 2012
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	1.09 to 4.80	0.12% to 0.83%	0.00%	199%	0.59 to 4.28	0.16% to 0.41%	0.00%	199%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants:

As of June 30, 2012
Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 894,643	-	-	$ 894,643	$ 894,643
Total	$ 894,643	-	-	$ 894,643	$ 894,643

As of December 31, 2011
Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 1,317,834	-	-	$ 1,317,834	$ 1,317,834
Total	$ 1,317,834	-	-	$ 1,317,834	$ 1,317,834

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012 and the year ended December 31, 2011:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2010	$ 1,819,512	$ 175,389	$ 1,994,901
Additions during the year	1,587,275	-	1,587,275
Total unrealized (gains) or losses included in net loss	(631,631)	(37,079)	(668,710)
Debt settlement	(1,457,322)	(138,310)	(1,595,632)
Transfers in and/or out of Level 3	-	-	-
Balance, December 31, 2011	1,317,834	-	1,317,834
Additions during the year	-	-	-
Total unrealized (gains) or losses included in net loss	(423,191)	-	(423,191)
Debt settlement	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance, June 30, 2012	$ 894,643	$ -	$ 894,643

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

NOTE 5:                 CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current period:

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at June 30, 2012

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$ 1,184,694	$ -	$ 266,374	$ 918,320

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	60,435	154,565

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	5,347	24,653
Total	$ 1,429,694	$ -	$ 332,156	$ 1,097,538

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

The Company paid a finders’ fee of $41,500. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At June 30, 2012, $21,982 of the $24,637 in deferred financing costs relates to the February 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

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

After reviewing the Fundamental Transaction clause contained in the warrants, the Company has allocated the net proceeds to the warrants based on the calculated fair value at the date of issuance. The fair value of the warrants was recorded at $483,355 and recognized as derivative liabilities and the debt was recorded at $701,339. The fair value of the warrants was calculated using the Binomial option pricing model under the following assumptions: estimated life of five years, risk free rate of 2.06%, dividend yield of 0% and volatility of 199%. The debt discount is being accreted over the three year term of the February 2011 Notes using the effective interest rate method.

For the six months ended June 30, 2012, accretion of the debt discount of $80,265 was recorded for the February 2011 Notes.

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

The Company paid a finders’ fee of $4,550. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At June 30, 2012, $2,655 of the $24,637 in deferred financing costs relates to the April 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

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

For the six months ended June 30, 2012, accretion of the debt discount of $17,105 was recorded for the April 2011 Notes.

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

For the six months ended June 30, 2012, accretion of the debt discount of $1,378 was recorded for the June 2011 Note.

NOTE 6:                 LOANS PAYABLE

As at June 30, 2012, there were unsecured loan advances from third parties in the amount of $25,000 (December 31, 2011 - $7,000), which are due on demand. The loans are accruing interest between 10-19% per annum.

NOTE 7:                 PROMISSORY NOTE

During the year ended December 31, 2011, the Company issued a note in the amount of $100,000 towards future legal services, which matured July 24, 2011. As of June 30, 2012, the Company had received legal services in the amount of $88,529 and the difference of $11,471 is recorded as prepaid expenses and deposits. The note bears interest at 10% per annum and may be converted into shares at a conversion price of $0.23 per share at the lender’s option.

The Company repaid $15,000 of the $100,000 promissory note during the six months ended June 30, 2012. The note became due on July 24, 2011, and the Company is in default of repayment on the balance. As of June 30, 2012, the Company is renegotiating the settlement of the note.

During the six months ended June 30, 2012, the Company issued additional promissory notes in the amount of $67,942, of which $38,000 of promissory notes were issued to an officer and a director of the Company (Note 8). The promissory notes had no interest charges and no fixed repayment terms.

NOTE 8:                 RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $102,600 (June 30, 2011 - $124,200) in management fees and $45,000 (June 30, 2011 - $45,000) in research and development services paid to officers and directors during the period;

(b)	recorded $115,626 (June 30, 2011 - $330,697) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)	converted $25,000 (June 30, 2011 - $100,000) of debt due to related parties during the period, which were settled with shares;

(d)	issued $38,000 (June 30, 2011 - $nil) in promissory notes to an officer and director of the Company (Note 7).

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

At June 30, 2012, the Company had amounts owing to directors and officers of $220,698 (December 31, 2011 - $322,905). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

In April 2012, the Company received subscription proceeds of $345,000. The subscribers purchased 2,300,000 share units at $0.15 per unit. Each unit consists of 1 share of Company’s common stock and half a warrant exercisable at $0.40, which expires in two years. The fair value of these warrants was determined to be $123,000.

In April, 2012, the Company issued 100,000 shares of its restricted common stock pursuant to a debt settlement and a consulting agreement. At the time of issuance the fair value of the shares was determined to be $18,500 based on the quoted market price of $0.185 per share. The Company recorded $18,758 as gain on settlement.

In April 2012, the Company issued 933,333 restricted common shares, at $0.15 per share, for proceeds of $140,000 received in October 2011, in a private placement.

In April 2012, the Company issued 1,000,000 common shares to a consultant pursuant to a consulting agreement effective October 1, 2011.

In April, 2012, the Company issued 163,334 shares of its restricted common stock in settlement of accrued interest on the outstanding 2011 Notes. At the time of issuance the fair value of the shares was determined to be $24,500 based on the quoted market price of $0.15 per share. No gain or loss was recorded on settlement.

In May 2012, the Company issued 14,000,000 common shares to consultants pursuant to a consulting agreement (Note 11). At the time of issuance the fair value of the shares was determined to be $1,918,000 based on the quoted market price of $0.137 per share.

In June 2012, the Company issued 35,179 shares of its restricted common stock pursuant to a consulting agreement. The fair value of the shares was determined to be $6,000 based on the quoted market price of $0.17 per share.

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

On April 30, 2012, the Company granted 250,000 stock options to management at an exercise price of $0.18 per share, vesting monthly over a thirty six month period. The aggregate fair value of the new grant was estimated at $45,000, or $0.18 per option, using the Black-Scholes option pricing model with weighted average assumptions as follows: a risk free interest rate of 1.95%, a dividend yield of 0%, an expected volatility of 199%, and an expected life of 10 years.

On May 8, 2012, the Company granted 250,000 stock options to a consultant at an exercise price of $0.17 per share, vesting monthly over a twelve month period. The aggregate fair value of the new grant was estimated at $40,000, or $0.16 per option, using the Black-Scholes option pricing model with weighted average assumptions as follows: a risk free interest rate of 1.71%, a dividend yield of 0%, an expected volatility of 199%, and an expected life of 10 years.

The expensed portion of the value of the vesting options during the six months ended June 30, 2012 was $106,072 (June 30, 2011 - $369,116) which was recorded as stock based consulting and management fees. During the periods, stock-based consulting and management fees also includes share and warrant based compensation.

Share purchase options

A summary of the Company’s stock options as of June 30, 2012 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	6,278,000	$0.18	6.85
Issued	500,000	0.18	-
Cancelled	-	-	-
Balance, June 30, 2012	6,778,000	$0.18	6.61

At June 30, 2012, the intrinsic value of the vested options was equal to $nil (June 30, 2011 - $349,040).

A summary of the status of the Company’s unvested options as of June 30, 2012 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2011	1,037,709	$0.18
Granted	500,000	0.17
Vested	(532,137)	0.18
Cancelled	-	-

Unvested, June 30, 2012	1,005,572	$0.18

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

In March, 2012, the Company issued 366,668 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.40 per share for an exercise period of up to two years from the issuance date. The warrants were issued pursuant to the private placement of $110,000 and included within equity. The fair value of these warrants was determined to be $5,133, using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.37%, a dividend yield of 0%, and an expected volatility of 63%.

In April, 2012, the Company issued 1,150,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.40 per share for an exercise period of up to two years from the issuance date. The warrants were issued pursuant to a private placement and included within equity. The fair value of these warrants was determined to be $123,000, using the Black-Scholes option pricing model with an expected life of 2 years, a risk free interest rate of 0.27%, a dividend yield of 0%, and an expected volatility of 146.6%.

A summary of the Company’s share purchase warrants as of June 30, 2012 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	12,106,355	$0.56	2.81
Issued	1,516,668	0.40	1.80
Extinguished or expired	(714,400)	2.50	-
Balance, June 30, 2012	12,908,623	$0.45	2.11

NOTE 10:                      SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30, 2012
	Shares/warrants	Amount

Shares issued pursuant to debt settlement agreements	1,626,447	$254,187
Common shares issued pursuant to consulting service arrangements	14,035,179	$1,924,000

	Six Months Ended June 30, 2011
	Shares/warrants	Amount

Accounts payable settled by issuing common shares	4,214,766	$ 815,527
Common shares issued pursuant to consulting service arrangements	2,327,059	$500,527

Pursuant to the 2010 Note settlement and warrant extinguishment agreements entered during the six months ended June 30, 2011, the Company issued February 2011 Notes in the amount of $240,000 (Note 5).

See Notes 5 and 9 for additional disclosure on non-cash transactions.

	Six Months Ended June 30,
	2012	2011

Interest paid in cash	$ -	$ -
Income taxes paid	$ -	$ -

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

On April 13, 2012, the Company entered into a Patent & Know-How agreement with the Mayo Foundation for Education and Research (“Mayo”) to license a proprietary MHC Class I HER2/neu antigen technology. Under the terms of the agreement, the Company acquired from Mayo (i) an exclusive worldwide license to use the patent rights related to patent application numbered 61600480 (titled “Methods and materials for generating CD8+ T-cells having the ability to recognize cancer cells expressing a Her2/neu polypeptide”) to make products in the prophylactic and therapeutic field (the “Licensed Products”) and (ii) a non-exclusive license to use certain of Mayo’s know-how to make the Licensed Products. The Company may sublicense the technology with the approval of Mayo, which approval may not unreasonably withheld.

In connection with the grant of the licenses, the Company is to (i) make an upfront license payment of $100,000 to Mayo followed by an additional $150,000 in license payments over a 12 month period, (ii) reimburse Mayo for documented patent expenses incurred to date by Mayo in connection with the license, (iii) pay an annual license fees, (iv) make milestone payments and (iv) pay royalties of gross annual sales. In addition, the Company is required to pay Mayo a fee if it fails to initiate a Phase I clinical trial of a Licensed Product within five years and if it fails to initiate a Phase II clinical trial of a Licensed Product within eight years.

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

Consultant Agreements

In April 2012, the Company entered into an investors’ relation consulting agreement for a one year term, with a one-time right to terminate the agreement at its six month anniversary. The consulting agreement provides for the Company to issue 620,690 shares to the consultant and a monthly payment of $7,500.

In April 2012, the Company entered into financial consulting service agreements, which included compensation of 14,000,000 common shares, whereby the Company agreed to issue additional shares to the consultants to restore their holdings to 24.8% of fully diluted capitalization of the Company if the Company completes a re-organization, re-capitalization or a liquidity event during the eighteen months commencing with the signing of these agreements.

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

The Company has obligations under various agreements through December 31, 2014. The aggregate minimum annual payments for the years ending December 31 are as follows:

	R&D	Administrative
	Commitments	Commitments
2012	$1,052,500	$265,824
2013	37,500	85,824
2014	-	7,152
	$1,090,000	$358,800

NOTE 12:                      SUBSEQUENT EVENTS

In August 2012, the Company received partial net proceeds of $117,000 under promissory notes. The promissory notes are expected to be funded to a total of $375,000, bearing interest of 10% OID, the notes are due in 12 months time and are convertible into common shares at a 30% discount to market. Legal and transaction fees of $10,000 are expected to be paid.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended June 30, 2012  included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview
Taplmmune Inc. is a vaccine technologies company specializing in the development of innovative gene based immunotherapeutics and vaccines in the areas of oncology and infectious disease.  The Company's lead product candidates, include vaccines designed to restore and augment antigen presentation and subsequent recognition and killing of cancer cells by the immune system. The Company recently began enrolling patients in it’s first Phase 1 immunotherapy clinical trial targeting Her2Neu in breast cancer at the Mayo clinic (see Clinicaltrials.gov) This trial uses patented antigen technologies developed at the Mayo clinic. TapImmune has the exclusive Option to license this technology. During the first year of this trial there will be a safety review interim analysis. This trial will follow patients for safety and immune responses as the primary endpoints. The Company is also developing TAP-based prophylactic vaccines commercially suitable for the prevention of infectious diseases and as Biodefense agents. We have submitted for grant support for the biodefense applications of this technology in a collaborative submission with Mayo clinic scientists. As a vaccine component, the gene based TAP technology has the potential to significantly improve the efficacy of both prophylactic and immunotherapeutic vaccines as it addresses a fundamental mechanism for T cell recognition and response. Unlike other vaccine technologies that address only the initiation of immune responses, TAP expression also has the unique ability to enhance the effector function of mature killer T cells. This enhancement of effector function is potentially complementary to any/all vaccine approaches that are designed to enhance cellular responses.

The current standard therapies for cancer treatment include surgery, radiation therapy and chemotherapy. However, we believe that these treatments are not precise in targeting only cancerous cells and often fail to remove or destroy all of the cancer. The remaining cancer cells may then grow into new tumors, which can be resistant to further chemotherapy or radiation, which may result in death. In the United States, deaths from cancer are second only to cardiovascular deaths. Our breast cancer immunotherapeutic vaccine candidate is being developed for use in this setting as an adjuvant treatment to prevent recurrent disease.

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

In the USA, the second leading cause of death by illness is cancer.  The current estimates for cancer treatments such as chemotherapy represent approximately a US$7 billion market. The National Cancer Institute expects cancer to be the leading cause of death in the USA within 5 years. Cancer vaccines will become a major player in the vaccine market. According to the report Cancer Vaccines Markets, (http://www.pharmaceutical-market-research.com/publications/diseases_conditions/cancer/cancer_vaccines_markets.html) cancer vaccines have the potential to become a significant force in future cancer treatments. The approval of two immunotherapy products,Dendreon’s Provenge® in 2010 for advanced prostate cancer, and Bristol Myers Squibb’s Yervoy® in 2011 together with several late-stage clinical programs  has generated  renewed interest and support for this type of cancer immune therapy.

This relatively new commercial market for cancer vaccines is poised to dramatically increase to over $7 billion by 2015.

Management also believes that our prophylactic vaccine adjuvant will be a catalyst in the development  of new vaccines and will serve to enhance the efficacy of current vaccines in the treatment of infectious disease. It will be a key business development strategy to pursue additional partnerships and joint research and development ventures with vaccine manufacturers and pharmaceutical companies to bring new and improved vaccines to market. This strategy includes the development of vaccines for pandemic diseases and for bioterrorism threats. The global market for vaccines is dominated by five companies—Merck, GlaxoSmithKline, Sanofi Pasteur (the vaccines division of Sanofi SA [SNY-NYSE]), Pfizer Inc. (PFE-NYSE), and Novartis—with Pfizer, GlaxoSmithKline, Sanofi, and Novartis collectively accounting for approximately 74% of the market (Source: Transparency Market Research’s Global Vaccine Market Analysis and Forecast 2011-2016). This market is estimated at roughly $30 billion worldwide, with the U.S. contributing approximately $20 billion. Importantly, there still exist significant development opportunities in the global vaccine market, as there are more than 300 infectious diseases yet effective prophylactic therapies for only approximately 15% of these (Source: The Life Sciences Report’s “Vaccine Therapies Hold Promise for Investors: Stephen Dunn,” April 12, 2012). Management believes that our TAP Platform technology will increase the potency of many of the currently available vaccines and lead to the creation of better, more effective new vaccines, thereby allowing us to participate in this large market through novel new products and in combination with existing vaccines.

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

Products and Technology in Development

TAP Cancer Vaccine

Based on earlier research at UBC Biomedical Research Centre in Vancouver BC, our overall objective is to successfully develop the patented TAP  gene vector technology to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells. A TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer. TAP gene vectors will be used clinically in concert with proprietary antigen technologies in a “Prime and Boost” strategy. In our HER2/neu breast cancer program, which has started at the Mayo Clinic, proprietary HER2/neu antigens licensed from the Mayo Clinic will be used as the “Prime” and a TAP gene vector also containing antigens will be used as the “Boost”.

As part of a vaccine approach a TAP gene vector will deliver the genetic information required for the production of the TAP protein in the target cancer cell. This will trigger the cancer cell’s ability to effectively identify itself to the body’s immune system by transporting the cancer antigen peptides to the cell surface using the individual’s specific MHC Class I proteins. As a result, we believe that the immune response could be targeted to the entire repertoire of cancer antigen peptides produced by the cancer cell, rather than just to a single cancer antigen, as delivered by current cancer vaccines. A TAP Cancer Vaccine could allow the immune response to respond to the cancer even if the TAP protein and genetic information were only delivered to a small portion of the cancer cells. In addition, a  TAP Cancer Vaccine would generate an immune response to any TAP-deficient cancer, regardless of the patient’s individual genetic variability either in the MHC Class I proteins or in the cancer-specific proteins and resultant peptides.

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

Phase I Human Clinical Trials– HER2/neu Vaccine Technology – Mayo Clinic

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. An IND for Phase I human clinical trials on the HER2/neu cancer vaccine in collaboration with the Mayo Clinic was allowed by the FDA in July, 2011 and the Mayo IRB approved the trial on May 4 2012. Patient dosing is expected to start at the end of August  2012. The primary endpoint for this trial will be vaccine safety. Secondary endpoints will be immune responses including generation of antigen-specific T-cells and time to disease progression in breast cancer patients. In parallel we will complete the manufacturing and toxicity of vector delivered Tap1/2 for subsequent Phase I human clinical trials and for use in combination in later stage clinical trials with the HER2/neu antigens as part of a “Prime and Boost” strategy.  On April 16, 2012 we announced the licensing of a novel HER2/neu Class I antigen from the Mayo Clinic and are currently evaluating the clinical pathway to include this in our current “Prime and Boost” strategy. Management believes that the combination of Class I and Class II HER2/neu antigens plus TAP gives us the leading HER2/neu vaccine platform.

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

The cost of funding our current Phase I clinical program in HER2/neu breast cancer at the Mayo Clinic is approximately $850,000 and we anticipate that on-going preclinical studies and Phase I studies on our TAP expression vectors will cost $5million. We intend to progress our infectious disease programs with non-dilutive grant funding as well. In collaboration with the Vaccine Group at the Mayo Clinic we submitted our first NIH grant in July 2012 to continue development of our smallpox vaccine and to expand the use of our TAP platform to emerging pathogens that could be either pandemic or bioterrorist threats.

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

On April 16, 2012, we announced an Exclusive Agreement with the Mayo Foundation for Education & Research, Rochester, MN, to License a proprietary MHC Class I HER2/neu antigen technology. This antigen was discovered in the laboratory of Dr. Keith Knutson at the Mayo Clinic. In contrast to Class I antigens in clinical testing this novel antigen is naturally produced in the intracellular proteasome and presented to T-cells as the MHC Class I peptide complex. Scientific details of this new work was presented by Andrea Henle of Dr. Knutson’s lab at the Annual Meeting of The American Association of Immunologists held in Boston, MA, May 2012 and by Mark Reddish, Head of Development at TapImmune at the Third Annual Cancer Vaccines and Active Immunity Summit, Boston,

June 26, 2012.

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

Effective August 7, 2008, we negotiated an amended license agreement for the use of Crucell’s adenovirus technology. We are required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at June 30, 2012, we have accrued $321,436 (€255,542) under the amended agreement.

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

Competition
The oncology industry is characterized by rapidly evolving technology and intense competition. Many companies of all sizes, including a number of large pharmaceutical companies as well as several specialized biotechnology companies, are developing various immunotherapies and drugs to treat cancer.  While management believes that we have a unique platform technology approach there may be products on the market that will compete directly with the products that we are seeking to develop. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and are becoming more active in seeking patent protection and licensing arrangements to collect license fees and royalties in exchange for license rights to technologies that they have developed, some of which may directly compete with our technologies and products. These companies and institutions may also compete with us in recruiting qualified scientific personnel. Many of our potential competitors have substantially greater financial, research and development, human and other resources than us. Furthermore, large pharmaceutical companies may have significantly more experience than we do in pre-clinical testing, human clinical trials and regulatory approval procedures. Such competitors may develop safer and more effective products, obtain patent protection or intellectual property rights that limit our ability to commercialize products, or commercialize products earlier than we do.

 Management expects technology developments in the oncology industry to continue to occur at a rapid pace. Commercial developments by any competitors may render some or all of our potential products obsolete or non-competitive, which could materially harm the company’s business and financial condition.

 Management believes that the following companies, which are developing various types of similar immunotherapies and therapeutic cancer vaccines to treat cancer, could be our major competitors: CellGenSys Inc., Dendreon Corp., Galena, Immune Design, Immunocellular, Oncothyreon, Celldex, BN Immunotherapeutics, and Transgene S.A.

Our Financial Condition
During the next 12 months, we anticipate that we will not generate any sales revenue but may receive grant funding. We had cash of $12,013 and a working capital deficit of $2,946,604 at June 30, 2012 (excluding derivative liabilities). We will require significant additional financial resources and will be dependent on future financings to fund our ongoing research and development as well as other working capital requirements.

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

We will continue to build our technical team in 2012. Under the leadership of Mark Reddish, who joined the TapImmune Management Team as Vice President Product Development, the recruitment of world-class scientists is progressing rapidly. Mark is a recognized leader in vaccine technology development with an impressive track record in taking leading immunotherapy products from early research through development, both in the areas of cancer vaccines and biodefense. He was formerly Vice President of Product Development and Principal Investigator, Biodefense at ID Biomedical, Bothell, WA, prior to the acquisition of the company by Glaxo SmithKline for $1.6 billion. At Biomira Inc, (renamed Oncothyreon) he was responsible for preclinical development of their cancer vaccines program where he led the early research and clinical development of Stimuvax, which is currently in late Stage 3 clinical trials under a partnership with Merck KGaA.   The recruitment of Dr. Robert Florkiewitcz as Vice President, Molecular Biology, provides the leadership for our TAP expression vector development.

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

In 2011 and the first half of 2012we have made significant progress with very few resources. We believe that our recent progress and our buildup of resources indicate that we will make even greater progress in the future. On the technology and product pipeline side, management believes that the Company is fundamentally strong and poised to be a leading company in a highly attractive and expanding market, a position reinforced by our recruitment of top-class managers, advisors and investors who all share our vision.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

We are a development stage company. We recorded a net loss of $2,750,000 during the three months ended June 30, 2012 compared to $404,000 for the three months ended June 30, 2011.

Operating costs increased to $3,138,000 during the three months ended June 30, 2012 compared to $701,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $63,000 during the three months ended June 30, 2012 from $25,000 during the prior period, due primarily to new business development contracts entered into during the current period.

•
Consulting fees – stock-based increased to $2,040,000 during the three months ended June 30, 2012 from $227,000 during the prior period. The higher current period expense is primarily due to increased share based payments to the consultants compared to the prior period.

•
General and administrative expenses increased to $468,000 in the three months ended June 30, 2012 from $37,000 in the prior period, with the increase resulting from increased staff and rental costs at the Company’ Seattle office and higher travel related expense in the current period.

•
Interest and finance charges increased to $100,000 during the three months ended June 30, 2012 from $98,000 during the prior period. Current and prior period interest charges are primarily interest accruals and accretion of debt discounts.

•	Management fees decreased to $23,000 during the three months ended June 30, 2012 from $62,000 during the prior period due to one less person in management in the current period.
•
Management fees – stock-based increased to $86,000 during the three months ended June 30, 2012 from $30,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $113,000 during the three months ended June 30, 2012 from $165,000 during the prior period, due to lower legal fees incurred relating to debt issuance in the current period.

•
Research and development increased to $246,000 during the three months ended June 30, 2012 from $58,000 during the prior period. This was due to higher technology licensing fee and initiation of preclinical studies in the current period.

Foreign exchange gain increased to $17,000 during the three months ended June 30, 2012 compared to a loss of $7,000 in the prior period primarily due to stronger USD against EURO in the current period.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

We recorded a net loss of $3,351,000 during the six months ended June 30, 2012 compared to $1,534,000 for the six months ended June 30, 2011.

Operating costs increased to $3,812,000 during the six months ended June 30, 2012 compared to $1,802,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees decreased to $63,000 during the six months ended June 30, 2012 from $76,000 during the prior period, due primarily to decrease in cash payments for new business development contracts entered into during the current period.

•
Consulting fee – stock-based increased to $2,174,000 during the six months ended June 30, 2012 from $385,000 during the prior period. The higher current period expense is primarily due to increased share based payments to the consultants compared to the prior period.

•
General and administrative expenses increased to $612,000 in the six months ended June 30, 2012 from $42,000 in the prior period, with the increase resulting from increased staff and rental costs at the Company’ Seattle office and higher travel related expense in the current period.

•
Interest and finance charges decreased to $197,000 during the six months ended June 30, 2012 from $455,000 during the prior period. Current and prior period interest charges are primarily accretion of convertible debt notes.

•	Management fees decreased to $103,000 during the six months ended June 30, 2012 from $124,000 during the prior period due to one less person in management in the current period.
•
Management fees – stock-based decreased to $116,000 during the six months ended June 30, 2012 from $331,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $187,000 during the six months ended June 30, 2012 from $281,000 during the prior period, due to lower legal fees incurred relating to absence of debt issuance in the current period.

•
Research and development increased to $361,000 during the six months ended June 30, 2012 from $109,000 during the prior period. This was due to higher technology licensing fee accrued for payments due to Mayo clinic and Crucell Holland B.V. in the current period.

Liquidity and Capital Resources
At June 30, 2012, we had $12,000 in cash. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below. We decreased our net cash by $238,000 during the six months ended June 30, 2012 compared to a decrease of $9,000 during the prior period.

Operating Activities
Net cash used in operating activities during the six months ended June 30, 2012 was $824,000 compared to $735,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities
Net cash used in investing activities during the six months ended June 30, 2012 was $Nil compared to $Nil during the prior period.

Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2012 was $585,000 compared to $726,000 during the prior period. Current period financing consisted of proceeds from private placements and advances from related parties while prior period financing relates to proceeds from convertible notes and advances from related parties. Management and certain advisors have participated in these most recent financing activities.

At June 30, 2012, we had 6,778,000 stock options and 12,908,623 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.18 per share, with the warrants having a weighted average exercise price of $0.45 per share. Accordingly, as of June 30, 2012, the outstanding options and warrants represented a total of 19,686,623 shares issuable for proceeds of approximately $6,979,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of June 30, 2012, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

As of June 30, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at June 30, 2012 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the six months ended June 30, 2012  but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the ineffective audit committee. To this end, Mr. James Fuller was appointed to our audit Committee in the second quarter of 2012. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel will result in improved segregation of duties and provide more checks and balances within the financial reporting department.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the six months ended June 30, 2012  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

In May 2012, we issued a total of 14,000,000 shares of restricted common stock relating to consulting agreements for three financial consultants to cover 18 months of corporate finance advisory and fund raising activities. These shares have anti-dilution provisions for eighteen months from the date of the agreement. Management is using its best efforts to cancel/modify these agreements.

In June 2012, we issued a total of 35,179 shares of restricted common stock at $0.17 per shares relating to a consulting agreement.

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

Item 3.                Defaults Upon Senior Securities

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

TAPIMMUNE INC.
By: /s/ Glynn Wilson
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: August 20, 2012.