Form 10-Q
period 2012-09-30
TAPIMMUNE INC
filed 2012-11-19
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-27239

TAPIMMUNE INC.
(Name of registrant in its charter)

NEVADA	88-0277072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 Eastlake Avenue East, Suite 100 Seattle, Washington	98102
(Address of principal executive offices)	(Zip Code)

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

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of November 19, 2012, the Company had 73,861,754 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

Description	Page

Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	3

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and for the Period from July 27, 1999 (Date of Inception) to September 30, 2012 (Unaudited)	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the Period from July 27, 1999 (Date of Inception) to September 30, 2012 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$3,727	$250,234
Due from government agency	1,099	1,060
Prepaid expenses and deposits (Note 7)	22,504	56,627
Deferred financing costs (Note 5)	12,641	-
	39,971	307,921
Deferred financing costs (Note 5)	20,768	32,291
	$60,739	$340,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$1,327,984	$794,291
Research agreement obligations (Note 3)	365,970	259,752
Derivative liability – warrants (Note 4)	871,858	1,317,834
Derivative liability – conversion option (Note 4)	200,700	-
Convertible notes payable (Note 5)	1,184,351	998,790
Loans payable (Note 6)	28,000	7,000
Promissory note (Note 7)	167,942	100,000
Due to related parties (Note 8)	281,475	322,905
	4,428,280	3,800,572
Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 150,000,000 shares authorized 73,861,754 shares issued and outstanding (2011 – 52,073,460)	73,864	52,072
Additional paid-in capital	43,220,515	39,943,374
Shares and warrants to be issued	242,062	362,906
Deferred compensation (Note 9)	-	(35,968)
Deficit accumulated during the development stage	(47,840,900)	(43,722,216)
Accumulated other comprehensive loss	(63,082)	(60,528)
	(4,367,541)	(3,460,360)
	$60,739	$340,212

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		July 27, 1999 (inception) to September 30,
	2012	2011	2012	2011	2012
Expenses
Consulting fees	$57,260	$43,750	$119,790	$119,250	$2,158,477
Consulting fees – stock-based (Note 9)	109,728	307,734	2,283,561	692,253	8,005,914
Depreciation	-	-	-	-	213,227
General and administrative	268,286	23,875	880,353	66,012	3,797,589
Interest and finance charges (Note 4)	214,811	103,740	411,783	558,577	6,242,796
Management fees (Note 8)	22,500	62,100	125,100	186,300	2,897,154
Management fees – stock-based (Notes 8 and 9)	31,334	29,563	146,960	360,260	4,471,749
Professional fees	21,757	36,173	208,866	317,130	5,135,438
Research and development (Note 8)	71,061	297,996	432,289	406,944	6,343,454
Research and development – stock-based	-	-	-	-	612,000
	796,737	904,931	4,608,702	2,706,726	39,877,798
Net Loss Before Other Items	(796,737)	(904,931)	(4,608,702)	(2,706,726)	(39,877,798)
Other Items
Foreign exchange (loss) gain	(7,193)	14,654	2,304	(293)	55,894
Changes in fair value of derivative liabilities (Note 4)	121,385	46,000	544,576	(277,118)	4,619,716
Loss on debt financing	(85,550)	-	(85,550)	-	(1,354,263)
Gain (loss) on settlement of debt (Note 9)	-	-	28,688	(482,474)	(11,602,894)
Gain on extinguishment of derivative liabilities - warrants (Note 4)	-	-	-	1,088,575	290,500
Interest income	-	-	-	-	33,344
Loss on disposal of assets	-	-	-	-	(5,399)
Net Loss for the Period	$(768,095)	$(844,277)	$(4,118,684)	$(2,378,036)	$(47,840,900)

Basic and Diluted Net Loss per Share	$(0.01)	$(0.02)	$(0.07)	$(0.05)

Weighted Average Number of Common Shares Outstanding	73,128,058	47,213,710	62,560,295	44,845,195

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from July 27, 1999 (inception) to September 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,118,684)	$(2,378,036)	$(47,840,900)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	85,550	-	1,354,263
Changes in fair value of derivative liabilities	(544,576)	277,118	(4,619,716)
Loss (gain) on settlement of debt	(28,688)	482,474	11,602,894
Gain on extinguishment of derivative liabilities - warrants	-	(1,088,575)	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	-	558,577	5,468,499
Stock based compensation	2,430,521	1,052,513	13,105,913
Changes in operating assets and liabilities:
Due from government agency	-	-	(1,077)
Prepaid expenses and deposits	34,123	-	(46,504)
Deferred financing costs	(1,118)	54,974	(8,160)
Accounts payable and accrued liabilities	919,884	85,019	4,501,360
Research agreement obligations	106,218	79,207	584,101
NET CASH USED IN OPERATING ACTIVITIES	(1,116,770)	(876,729)	(15,971,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	455,000	194,750	10,760,575
Convertible notes, net	206,000	724,535	1,727,906
Proceeds from promissory notes	67,942	-	67,942
Proceeds from loans payable	21,000	-	446,000
Notes and loans payable	-	-	919,845
Advances from (to) related parties	120,321	(31,300)	1,707,912
Stock subscriptions	-	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	870,263	887,985	15,770,180

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	(246,507)	11,256	3,727
CASH, BEGINNING OF PERIOD	250,234	23,516	-
CASH, END OF PERIOD	$3,727	$34,772	$3,727

Supplemental cash flow information and non-cash investing and financing activities: (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (UNAUDITED)

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at September 30, 2012, the Company had a working capital deficiency of $3,315,751 (excluding derivative liabilities recorded as current liabilities) and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Additional funding was raised through equity and debt placements in 2011 and the first nine months of 2012, and management intends to continue restructuring outstanding debt and equity instruments. Additional capital is required currently to expand programs including pre-clinical work and to establish future manufacturing contracts necessary for clinical trials for the lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant technology. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

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

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at September 30, 2012, the Company had accrued $365,970 (€284,578) under the amended agreement, inclusive of interest on outstanding amounts. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received any notice terminating the license agreement. Management plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will be maintained or that management will successfully negotiate new terms.

NOTE 4:                 DERIVATIVE WARRANT LIABILITY AND FAIR VALUE

The Company has evaluated the application ASC 480-10 Distinguishing liabilities from equity, ASC 815-40 Contracts in an Entity’s Own Equity and ASC 718-10 Compensation – Stock Compensation to the issued and outstanding warrants to purchase common stock that were issued with the convertible notes, private placements, consulting agreements, and various debt settlements during 2009 through 2012. Based on the guidance, management concluded these instruments are required to be accounted for as derivatives either due to a ratchet down protection feature available on the exercise price (Note 5) or a holder’s right to put the warrants back to the Company for cash under certain conditions or a conversion option feature with conversion into variable number of shares. Under ASC 815-40-25, the Company records the fair value of these warrants and conversion options (derivatives) on its balance sheet, at fair value, with changes in the values reflected in the statements of operations as “Changes in fair value of derivative liabilities”. The fair value of the share purchase warrants are recorded on the balance sheet under ‘Derivative liability – warrants’ and the fair value of the conversion options are recorded on the balance sheet under ‘Derivative liability – conversion option’.

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants issued with the convertible notes during the year ended December 31, 2011. At September 30, 2012, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

	December 31, 2011				September 30, 2012
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	1.09 to 4.80	0.12% to 0.83%	0.00%	199%	0.33 to 4.03	0.10% to 0.62%	0.00%	199%

	At Initial Recognition				September 30, 2012
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Conversion Option	0.25 to 1.04	0.11% to 0.20%	0.00%	138.31% to 141.43%	0.11 to 1.00	0.06% to 0.17%	0.00%	138.31% to 141.21%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants:

	As of September 30, 2012
	Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$871,858	-	-	$871,858	$871,858
Derivative liability – conversion option	200,700	-	-	200,700	200,700
Total	$1,072,558	-	-	$1,072,558	$1,072,558

	As of December 31, 2011
	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$1,317,834	-	-	$1,317,834	$1,317,834
Total	$1,317,834	-	-	$1,317,834	$1,317,834

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2012 and the year ended December 31, 2011:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2010	$1,819,512	$175,389	$1,994,901
Additions during the year	1,587,275	-	1,587,275
Total unrealized (gains) or losses included in net loss	(631,631)	(37,079)	(668,710)
Debt settlement	(1,457,322)	(138,310)	(1,595,632)
Transfers in and/or out of Level 3	-	-	-
Balance, December 31, 2011	1,317,834	-	1,317,834
Additions during the year	-	299,300	299,300
Total unrealized (gains) or losses included in net loss	(445,976)	(98,600)	(544,576)
Debt settlement	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance, September 30, 2012	$871,858	$200,700	$1,072,558

The fair value of the warrants and conversion options is determined using a Binomial option pricing model. The valuation of warrants and conversion options is subjective and is affected by changes in inputs to the valuation model including the price per share of common stock, the historical volatility of the stock price, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and dividend yield. Changes in these assumptions can materially affect the fair value estimate. Ultimately, the Company may incur amounts to settle the warrants at a cash settlement value that is significantly different than the carrying value of the liability in the financial statements. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants and conversion options liability are recognized as a component of other income (expense) in the statement of operations.

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

NOTE 5:                 CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current period:

	Face Value	Principal Repayment	Unamortized Note Discount	Balance at September 30, 2012

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$-	$225,800	$958,894

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	51,786	163,214

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	4,650	25,350

August 8, 2012 Convertible Note
Note due August 8, 2013	111,430	-	95,250	16,180

August 12, 2012 Convertible Note
Note due November 12, 2012	27,500	-	11,658	15,842

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	-	17,757	2,245

September 2012 Convertible Note
Note due October 1, 2013	82,500	-	79,874	2,626
Total	$1,671,124	$-	$486,773	$1,184,351

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

The Company paid a finders’ fee of $41,500. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At September 30, 2012, $18,495 of the $20,768 in deferred financing costs relates to the February 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

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

After reviewing a Fundamental Transaction clause contained in the warrants, the Company allocated the net proceeds to the warrants based on the calculated fair value at the date of issuance. The fair value of the warrants was recorded at $483,355 and recognized as derivative liabilities and the debt was recorded at $701,339. The fair value of the warrants was calculated using the Binomial option pricing model under the following assumptions: estimated life of five years, risk free rate of 2.06%, dividend yield of 0% and volatility of 199%. The debt discount is being accreted over the three year term of the February 2011 Notes using the effective interest rate method.

For the nine months ended September 30, 2012, accretion of the debt discount of $120,839 was recorded for the February 2011 Notes.

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

The Company paid a finders’ fee of $4,550. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At September 30, 2012, $2,273 of the $20,768 in deferred financing costs relates to the April 2011 Notes which remains unamortized, and is presented in long-term assets on the Company’s Balance Sheet.

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

For the nine months ended September 30, 2012, accretion of the debt discount of $25,752 was recorded for the April 2011 Notes.

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

For the nine months ended September 30, 2012, accretion of the debt discount of $2,075 was recorded for the June 2011 Note.

August 8, 2012 Convertible Note

On August 8, 2012, the Company entered into a securities purchase agreement with accredited investors to place a Convertible Note (the “August 8, 2012 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $111,430. Consideration under the notes consisted of $92,000 in cash proceeds after $8,000 payment of finders’ fee and an original issue discount of $11,430. The note holder has the option to convert a portion or all of the outstanding balance of the August 8, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 70% of the lowest traded price in the 25 trading days prior to conversion.

The August 8, 2012 Note carries no interest if the Company repays the note within 90 days from issuance. If the Company does not repay the note within 90 days, a one-time interest of 5% shall apply to the principal sum.

The finder’s fee of $8,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At September 30, 2012, $6,838 of the $12,641 in deferred financing costs relates to the August 8, 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $1155,700 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $55,700. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.19%, dividend yield of 0% and volatility of 139.77%. The debt discount is being accreted over the one year term of the August 8, 2012 Note using the effective interest rate method.

For the nine months ended September 30, 2012, accretion of the debt discount of $16,180 was recorded for the August 8, 2012 Note.

August 12, 2012 Convertible Note

On August 12, 2012, the Company entered into a securities purchase agreement with accredited investors to place a Convertible Note (the “August 12, 2012 Note”) with a maturity date of three months after the issuance thereof in the aggregate principal amount of $27,500. Consideration under the notes consisted of $25,000 in cash proceeds after an original issue discount of $2,500. The note holder has the option to convert a portion or all of the outstanding balance of the August 8, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or on similar terms as of any future financings with more favorable terms. The agreement provides for the Company to issue 50,000 shares to the note holder as risk premium. The 50,000 shares were valued at $6,250 and recorded as loss on debt financing and obligation to issue shares.

The August 12, 2012 Note bears interest at the rate of 10% per annum.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $31,100 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of 6,100. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of three months, risk free rate of 0.11%, dividend yield of 0% and volatility of 138.31%. The debt discount is being accreted over the three month term of the August 12, 2012 Note using the effective interest rate method.

For the nine months ended September 30, 2012, accretion of the debt discount of $15,842 was recorded for the August 12, 2012 Note.

August 20, 2012 Convertible Note

On August 20, 2012, the Company entered into a securities purchase agreement with accredited investors to place a Convertible Note (the “August 20, 2012 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $20,000. The note holder has the option to convert a portion or all of the outstanding balance of the August 8, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 70% of the lowest traded price in the 25 trading days prior to conversion.

The August 20, 2012 Note bears interest at the rate of 8% per annum.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $36,100 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $16,100. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.19%, dividend yield of 0% and volatility of 140.11%. The debt discount is being accreted over the one year term of the August 20, 2012 Note using the effective interest rate method.

For the nine months ended September 30, 2012, accretion of the debt discount of $2,247 was recorded for the August 20, 2012 Note.

September 18, 2012 Convertible Note

On September 18, 2012, the Company entered into a securities purchase agreement with accredited investors to place a Convertible Note (the “September 18, 2012 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $82,500. Consideration under the notes consisted of $69,000 in cash proceeds after $6,000 payment of finders’ fee and an original issue discount of $7,500. The note holder has the option to convert a portion or all of the outstanding balance of the September, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 70% of the lowest traded price in the 20 trading days prior to conversion.

The September, 2012 Note carries no interest other than the original issue discount.

The finder’s fee of $6,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At September 30, 2012, $5,803 of the $12,641 in deferred financing costs relates to the September, 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $76,400 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $1,400. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.20%, dividend yield of 0% and volatility of 141.43%. The debt discount is being accreted over the one year term of the September, 2012 Note using the effective interest rate method.

For the nine months ended September 30, 2012, accretion of the debt discount of $2,626 was recorded for the September, 2012 Note.

NOTE 6:                 LOANS PAYABLE

As at September 30, 2012, there were unsecured loan advances from third parties in the amount of $28,000 (December 31, 2011 - $7,000), which are due on demand. The loans are accruing interest between 10-19% per annum.

NOTE 7:                 PROMISSORY NOTE

During the year ended December 31, 2011, the Company issued a note in the amount of $100,000 towards future legal services, which matured July 24, 2011. As of September 30, 2012, the Company had received legal services in the amount of $100,000 against the note. The note bears interest at 10% per annum and may be converted into shares at a equal to lower of $0.09 or 65% of the arithmetic average of the lowest closing bid prices of the Company’s shares during the consecutive twenty day trading period prior to notice of conversion.

During the nine months ended, the Company issued 500,000 shares to the holder of the note in exchange for the note holder’s agreement to forbear from pursuing collections actions on the outstanding note (Note 9). As of September 30, 2012, the Company is negotiating terms for repayment and settlement of the note.

During the nine months ended September 30, 2012, the Company issued additional promissory notes in the amount of $67,942, of which $38,000 of promissory notes were issued to an officer and a director of the Company (Note 8). The promissory notes had no interest charges and no fixed repayment terms.

NOTE 8:                 RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $173,500 (September 30, 2011 - $187,200) in management fees and $67,500 (September 30, 2011 - $67,500) in research and development services paid to officers and directors during the period;

(b)	recorded $31,333 (September 30, 2011 - $360,260) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)	converted $25,000 (September 30, 2011 - $100,000) of debt due to related parties during the period, which were settled with shares;

(d)	issued $38,000 (September 30, 2011 - $nil) in promissory notes to an officer and director of the Company (Note 7).

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

At September 30, 2012, the Company had amounts owing to directors and officers of $281,475 (December 31, 2011 - $322,905). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

In August 2012, the Company issued 500,000 shares of its restricted common stock pursuant to a consulting agreement. The fair value of the shares was determined to be $74,000 based on the quoted market price of $0.148 per share.

In September 2012, the Company issued 500,000 shares of its restricted common stock to the holder of a promissory note in exchange for the note holder’s agreement to forebear from pursuing collection action on that note (Note 7). The fair value of the shares was determined to be $72,750 based on the quoted market price of $0.146 per share.

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

The expensed portion of the value of the vesting options during the nine months ended September 30, 2012 was $205,516 (September 30, 2011 - $369,116) which was recorded as stock based consulting and management fees. During the periods, stock-based consulting and management fees also includes share and warrant based compensation.

Share purchase options

A summary of the Company’s stock options as of September 30, 2012 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	6,278,000	$0.18	6.85
Issued	500,000	0.18	-
Cancelled	-	-	-
Balance, September 30, 2012	6,778,000	$0.18	6.61

At September 30, 2012, the intrinsic value of the vested options was equal to $nil (September 30, 2011 - $nil).

A summary of the status of the Company’s unvested options as of September 30, 2012 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2011	1,037,709	$0.18
Granted	500,000	0.17
Vested	(843,676)	0.18
Cancelled	-	-

Unvested, September 30, 2012	694,033	$0.18

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

In March 21, 2011, the Company issued 250,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a debt settlement agreement (Note 5). The fair value of these warrants of $43,750 was recognized under derivative liabilities, using the Binomial option pricing model with an expected life of 5 years, a risk free interest rate of 0.77%, a dividend yield of 0%, and an expected volatility of 199%.

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

A summary of the Company’s share purchase warrants as of September 30, 2012 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	12,106,355	$0.56	2.81
Issued	1,516,668	0.40	1.80
Extinguished or expired	(714,400)	2.33	-
Balance, September 30, 2012	12,908,623	$0.43	1.86

NOTE 10:              SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30, 2012
	Shares/warrants	Amount

Shares issued pursuant to debt settlement agreements	2,126,447	$326,937
Common shares issued pursuant to consulting service arrangements	14,535,179	$1,998,000

	Nine Months Ended September 30, 2011
	Shares/warrants	Amount

Accounts payable settled by issuing common shares	4,214,766	$815,527
Common shares issued pursuant to consulting service arrangements	2,327,059	$500,527

Pursuant to the 2010 Note settlement and warrant extinguishment agreements entered during the nine months ended September 30, 2011, the Company issued February 2011 Notes in the amount of $240,000 (Note 5).

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

In April 2012, the Company entered into financial consulting service agreements, which included compensation of 14,000,000 shares of common stock, whereby the Company agreed to issue additional shares to the consultants to restore their holdings to 24.8% of fully diluted capitalization of the Company if the Company completes a re-organization, re-capitalization or a liquidity event during the eighteen months commencing with the signing of these agreements.

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

The Company has obligations under various agreements through December 31, 2014. The aggregate minimum annual payments for the years ending December 31 are as follows:

	R&D Commitments	Administrative Commitments
2012	$1,052,500	$195,821
2013	37,500	308,313
2014	-	22,284
	$1,090,000	$526,418

NOTE 12:              SUBSEQUENT EVENTS

On October 15, 2012, the Company entered into an agreement to issue a note to an investor for $340,000. The Company received $300,000 for the note which carried $30,000 of original issue discount and $10,000 in legal fees.  The note is due on October 15, 2013 and carries an interest rate of 8%. There are seven installment payments due on the note beginning on the seventh month after its issuance of the note and each month thereafter until maturity.

The lender has the right, at any time after issuance, at its election, to convert all or part of the outstanding and unpaid principal sum and accrued interest into fully paid and non-assessable shares of the Company’s common stock at $0.12 per share. If the Company issues shares (or reduces the conversion or exercise price for outstanding debt or warrants) for less than $0.12, then the conversion price for the note shall be reduced to that new issuance price. If the holder of the note converts the full amount of the note (excluding any interest that becomes due thereon), it shall receive 2,833,333 shares of the Company’s common stock.

Provided that there is sufficient volume in the trading of the Company’s common stock and other criteria are met, the Company may elect to make any payment due on an installment date in shares of common stock. If the Company elects to make a payment in shares of common stock, the number of shares that the Company issues will be equal to the amount to be converted divided by the lesser of the conversion price or 70% of the average of the three lowest closing bid prices of the shares of common stock during the prior twenty consecutive trading days. If the Company elects to pay the full amount of the note in common shares (excluding any interest that becomes due thereon), the holder shall receive at a minimum 2,833,333 shares of the Company’s common stock, but this amount could be substantially higher. Unless otherwise agreed in writing by both parties, at no time will the holder convert any amount of the debenture into common stock that would result in the holder owning more than 4.99% of the common stock outstanding.

As part of the agreement, the Company also issued 3,000,000 warrants to the note holder exercisable at $0.25/share expiring on October 31, 2016.

The warrants include price adjustment provisions whereby the exercise price will be adjusted downwards based on future grants, which results in a share issuance at a per share amount less than $0.25 per share, or repricing of any existing warrants to a lower price.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine Months Ended  September 30, 2012 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

Taplmmune Inc. is a vaccine technologies company specializing in the development of innovative gene based immunotherapeutics and vaccines in the areas of oncology and infectious disease. The Company's lead product candidates, include vaccines designed to restore and augment antigen presentation and subsequent recognition and killing of cancer cells by the immune system. The Company recently began treating patients in its first Phase 1 immunotherapy clinical trial targeting HER2/neu in breast cancer at the Mayo clinic (see Clinicaltrials.gov). This trial uses patented antigen technologies developed at the Mayo clinic and will follow patients for safety and immune responses as the primary endpoints. During the first year of this trial there will be a safety review interim analysis. TapImmune has the exclusive Option to license this technology. The Company is also developing TAP-based prophylactic vaccines commercially suitable for the prevention of infectious diseases and as Biodefense agents. We have applied for a grant in collaboration with the Mayo Clinic for the biodefense applications of this technology in and expect to file additional grants to support preclinical work on “boost” strategies for HER2/neu breast cancer. As a vaccine component, the gene based TAP technology has the potential to significantly improve the efficacy of both prophylactic and immunotherapeutic vaccines as it addresses a fundamental mechanism for T cell recognition and response. Unlike other vaccine technologies that address only the initiation of immune responses, TAP expression also has the unique ability to enhance the effector function of mature killer T cells. This enhancement of effector function is potentially complementary to any/all vaccine approaches that are designed to enhance cellular responses.

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

Management strongly believes that the comprehensive scientific underpinnings of our overall approach, to elicit the production of both T-helper cells and T-killer cells, will provide the Company with highly competitive product candidates for the treatment of HER2/neu positive breast cancer with additional applications in ovarian and colorectal cancer.

In May, we entered into a Material Transfer Agreement with the Fred Hutchinson Cancer Research Center (“FHCRC”), Seattle, WA. The initial aim of this collaboration is to determine levels of TAP1/TAP2 in tissues taken from melanoma patients in a clinical trial at FHCRC using adoptive T-cell therapy and to correlate these levels with clinical outcomes.

Regarding our programs for the development of vaccines aimed at viral pandemics/biodefense, we believe that collaborations with the Mayo Clinic have progressed well and studies on the immunogenicity of novel smallpox antigens in mice treated with both antigens and TAP expression vectors are ongoing. We plan to complete animal efficacy and human safety studies through non-dilutive grant funding in collaboration with Dr. Greg Poland and colleagues at the Mayo Clinic and anticipate that further development will be completed through strategic corporate partnerships. The use of non-dilutive grant funding to progress this area allows the Company to focus the majority of its internal resources on HER2/neu breast cancer.

The facilities at 1551 Eastlake Avenue, Seattle have exceeded our expectations and allowed us to continue to recruit top-class scientific staff while at the same time effectively leverage world class resources made available to us and manage our cash flow. We have added technical staff in the areas of molecular biology and immunology. Our small core team (7 scientists) has allowed us to establish in-house technical expertise in molecular biology (expression vector development) and immunology to underpin our current and future development projects and to optimally work with external collaborators. It has also allowed us to make significant progress in the refinement and focus of clinical programs to take advantage of new antigens, the emerging field of vaccinomics and vaccine development strategies. In addition, it has allowed us to start generating new intellectual property (IP) to add to our core TAP IP and the antigen IP from the Mayo Clinic that we have either licensed or have exclusive options to license.

Over the past few months we have, in a challenging financing climate, raised sufficient working capital to fund and progress our operations. We believe that we continue to make good progress with the resources available to us. With the start of clinical programs and our focus on securing non-dilutive financing from a number of sources, management is confident that our current pathway will secure longer term capital to finance and accelerate our activities. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program generates data and as we embrace additional collaborations with leading institutions and corporations.

While the pathway to successful product development takes time and significant resources, we believe that we have put in place the technical and corporate fundamentals for success. The strength of our product pipeline gives us a unique opportunity to make a major contribution to global health care.

The Immunotherapy Industry for Cancer

Management believes that there is a critical need for more effective cancer therapies. Management further believes that the global market for effective cancer treatments is large and that immunotherapies representing potential treatments for metastatic cancer are an unmet need in the area of oncology.

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

TapImmune’s Target Market Strategy

With the required funding in place, we plan to focus our resources on the progression of products in our lead oncology indication, HER2/neu positive breast cancer. We will support and expand on our key infectious disease partnerships, including our collaboration efforts with the Mayo Clinic and others using grants. We have applied for a grant in collaboration with the Mayo Clinic to progress our smallpox program and extend it to additional emerging viral threats.. Cancer encompasses a large number of diseases that affect many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers. Vaccines continue to be the success story for pharmaceutical companies, with the world market for preventative vaccines totaling $22.1 billion in 2009, up from $19 billion in 2008, according to healthcare market research publisher Kalorama Information. Kalorama’s new report, Vaccines 2010. World Market Analysis, Key Players, and Critical Trends in a Fast-Changing Industry, notes that the worldwide vaccine market is predicted to increase at a compound annual rate of 9.7% during the next five years, as new product introductions continue and the use of current products expands further (http://www.kaloramainformation.com/Vaccines-Key-Players-2684026). Our targeting of the HER2/neu antigen provides commercial opportunities in breast, ovarian and colorectal cancer.

In the USA, the second leading cause of death by illness is cancer. The current estimates for cancer treatments such as chemotherapy represent approximately a US$7 billion market. The National Cancer Institute expects cancer to be the leading cause of death in the USA within 5 years. Cancer vaccines will become a major player in the vaccine market. According to the report Cancer Vaccines Markets, (http://www.pharmaceutical-market research.com/publications/diseases_conditions/cancer/cancer_vaccines_markets.html) cancer vaccines have the potential to become a significant force in future cancer treatments. The approval of two immunotherapy products, Dendreon’s Provenge® in 2010 for advanced prostate cancer, and Bristol Myers Squibb’s Yervoy® in 2011 together with several late-stage clinical programs has generated renewed interest and support for this type of cancer immune therapy.

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

Laboratory Testing of the TAP Cancer Vaccine

Management believes that key milestones of efficacy in animal models of cancer have been achieved and that scientific research from other laboratories has validated the efficacy data. The proof of principle for the TAP technology as a cancer vaccine has been established in research conducted at UBC in metastatic models that have multiple defects in the “antigen presentation pathway” resulting in poor detection of cancer cells by the immune system. These studies demonstrating that introduction of the TAP gene can restore an immune response have been published in a number of peer-reviewed leading scientific journals (links to publications can be found at www.tapimmune.com). We plan to conduct additional pre-clinical work on novel expression vectors that can express both TAP proteins and peptide antigens.

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

Phase I Human Clinical Trials– HER2/neu Vaccine Technology – Mayo Clinic

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. An IND for Phase I human clinical trials on the HER2/neu cancer vaccine in collaboration with the Mayo Clinic was allowed by the FDA in July, 2011 and the Mayo IRB approved the trial on May 4 2012. Patient dosing has started, and we expect to complete an interim safety analysis on these first five patients within the next two months before completing treatment on the remaining patients in the trial.. The primary endpoint for this trial will be vaccine safety. Secondary endpoints will be immune responses including generation of antigen-specific T-cells and time to disease progression in breast cancer patients. As this trial progresses, we plan to add the Class I peptide, licensed from the Mayo Clinic to the four Class II peptides as an extension of the Phase I clinical trial. In parallel, we will complete the manufacturing and toxicity of vector delivered Tap1/2 for subsequent Phase I human clinical trials and for use in combination in later stage clinical trials with the HER2/neu antigens as part of a “Prime and Boost” strategy. On April 16, 2012 we announced the licensing of a novel HER2/neu Class I antigen from the Mayo Clinic and are currently evaluating the clinical pathway to include this in our current “Prime and Boost” strategy. Management believes that the combination of Class I and Class II HER2/neu antigens plus TAP gives us the leading HER2/neu vaccine platform.

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

On April 16, 2012, we announced an Exclusive Agreement with the Mayo Foundation for Education & Research, Rochester, MN, to License a proprietary MHC Class I HER2/neu antigen technology. This antigen was discovered in the laboratory of Dr. Keith Knutson at the Mayo Clinic. In contrast to Class I antigens in clinical testing this novel antigen is naturally produced in the intracellular proteasome and presented to T-cells as the MHC Class I peptide complex. Scientific details of this new work was presented by Andrea Henle of Dr. Knutson’s lab at the Annual Meeting of The American Association of Immunologists held in Boston, MA, May 2012 and by Mark Reddish, Head of Development at TapImmune at the Third Annual Cancer Vaccines and Active Immunity Summit, Boston, June 26, 2012. A peer-reviewed manuscript from the Knutson lab, which describes the science in detail, has been accepted for publication in Journal of Immunology and will appear in electronic form later this month.

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

Effective August 7, 2008, we negotiated an amended license agreement for the use of Crucell’s adenovirus technology. We are required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at September 30, 2012, we have accrued $365,970 (€284,578) under the amended agreement.

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

Our Financial Condition

During the next 12 months, we anticipate that we will not generate any sales revenue but may receive grant funding. We had cash of $3,727 and a working capital deficit of $3,323,251 at September 30, 2012 (excluding derivative liabilities). We will require significant additional financial resources and will be dependent on future financings to fund our ongoing research and development as well as other working capital requirements.

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

In August 2011, the FDA approved an IND (Investigational New Drug application) and the Company signed a sponsored research agreement with the Mayo Clinic for a Phase 1 Her2neu Breast Cancer Clinical Trial, which has now started. The trial will use a patented technology developed at the Mayo clinic. TapImmune has the exclusive option to license this technology. Recent clinical trials of Her2neu vaccines have shown considerable promise but have left significant room for improvements, and the technology we are evaluating in our Phase I clinical trial offers a vaccine with broader coverage, making it applicable to a much larger population of women with breast cancer. We anticipate that this technology will be used therapeutically together with our TAP expression technology as it reaches clinical development in combination with the improved Her2neu targeted vaccine. Currently, Herceptin® (trastuzumab: an intravenously delivered monoclonal antibody) is used in the treatment of HER2/neu breast cancer. Sales of this product in 2009 were approximately US$5 billion (source: Roche AG’s Pharmaceutical Division). As our vaccine approach has the potential to treat a broader HER2/neu positive clinical population, the market potential is significant.

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

We will continue to build our technical team in 2012. Under the leadership of Mark Reddish, who joined the TapImmune Management Team as Vice President Product Development, the recruitment of world-class scientists is progressing rapidly. Mark is a recognized leader in vaccine technology development with an impressive track record in taking leading immunotherapy products from early research through development, both in the areas of cancer vaccines and biodefense. He was formerly Vice President of Product Development and Principal Investigator, Biodefense at ID Biomedical, Bothell, WA, prior to the acquisition of the company by Glaxo SmithKline for $1.6 billion. At Biomira Inc, (renamed Oncothyreon) he was responsible for preclinical development of their cancer vaccines program where he led the early research and clinical development of Stimuvax, which is currently in late Stage 3 clinical trials under a partnership with Merck KGaA. The recruitment of Dr Robert Florkiewitcz as Vice President, Molecular Biology, provides the leadership for our TAP expression vector development.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

We are a development stage company. We recorded a net loss of $844,000 during the three months ended September 30, 2012 compared to $768,000 for the three months ended September 30, 2011.

Operating costs increased to $905,000 during the three months ended September 30, 2012 compared to $797,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $57,000 during the three months ended September 30, 2012 from $44,000 during the prior period, due primarily to new business development contracts entered into during the current period.

•
Consulting fees – stock-based increased to $308,000 during the three months ended September 30, 2012 from $110,000 during the prior period. The higher current period expense is primarily due to increased share based payments to the consultants compared to the prior period.

•
General and administrative expenses increased to $268,000 in the three months ended September 30, 2012 from $24,000 in the prior period, with the increase resulting from increased staff and rental costs at the Company’ Seattle office and higher travel related expense in the current period.

•
Interest and finance charges increased to $215,000 during the three months ended September 30, 2012 from $104,000 during the prior period. Current and prior period interest charges are primarily interest accruals and accretion of debt discounts.

•	Management fees decreased to $23,000 during the three months ended September 30, 2012 from $62,000 during the prior period due to one less person in management in the current period.
•
Management fees – stock-based increased to $31,000 during the three months ended September 30, 2012 from $30,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $22,000 during the three months ended September 30, 2012 from $36,000 during the prior period, due to lower legal fees incurred relating to debt issuance in the current period.

•
Research and development decreased to $71,000 during the three months ended September 30, 2012 from $298,000 during the prior period. This was due to lower technology licensing fee payments in the current period.

Foreign exchange loss increased to $7,000 during the three months ended September 30, 2012 compared to a gain of $15,000 in the prior period primarily due to weaker USD against EURO in the current period.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended  September 30, 2011

We recorded a net loss of $4,119,000 during the nine months ended September 30, 2012 compared to $2,378,000 for the nine Months Ended September 30, 2011.

Operating costs increased to $4,609,000 during the nine months ended September 30, 2012 compared to $2,707,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees of $120,000 was about the same during the nine months ended September 30, 2012 compared to $119,000 during the prior period, which are expenses relating to new business development contracts entered into during the current period.

•
Consulting fee - stock-based increased to $2,284,000 during the nine months ended September 30, 2012 from $692,000 during the prior period. The higher current period expense is primarily due to increased share based payments to the consultants compared to the prior period.

•
General and administrative expenses increased to $880,000 in the nine months ended  September 30, 2012 from $66,000 in the prior period, with the increase resulting from increased staff and rental costs at the Company’ Seattle office and higher travel related expense in the current period.

•
Interest and finance charges decreased to $412,000 during the nine months ended September 30, 2012 from $559,000 during the prior period. Current and prior period interest charges are primarily accretion of convertible debt notes.

•	Management fees decreased to $125,000 during the nine months ended September 30, 2012 from $186,000 during the prior period due to one less person in management in the current period.
•
Management fees – stock-based decreased to $147,000 during the nine months ended September 30, 2012 from $360,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $209,000 during the nine months ended September 30, 2012 from $317,000 during the prior period, due to lower legal fees incurred relating to absence of debt issuance in the current period.

•
Research and development increased to $432,000 during the nine months ended September 30, 2012 from $407,000 during the prior period. This was due to higher technology licensing fee accrued for payments due to Mayo clinic and Crucell Holland B.V. in the current period.

Liquidity and Capital Resources

At September 30, 2012, we had $4,000 in cash. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below. We decreased our net cash by $247,000 during the nine months ended September 30, 2012 compared to a increase of $11,000 during the prior period.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2012 was $1,117,000 compared to $877,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2012 was $Nil compared to $Nil during the prior period.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2012 was $870,000 compared to $888,000 during the prior period. Current period financing consisted of proceeds from private placements, debt financing and advances from related parties while prior period financing relates to proceeds from private placements and convertible notes offset by payments to related parties. Management and certain advisors have participated in these most recent financing activities.

At September 30, 2012, we had 6,778,000 stock options and 12,908,623 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.18 per share, with the warrants having a weighted average exercise price of $0.43 per share. Accordingly, as of September 30, 2012, the outstanding options and warrants represented a total of 19,686,623 shares issuable for proceeds of approximately $6,979,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of September 30, 2012, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

As of September 30, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at September 30, 2012 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the nine months ended September 30, 2012 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
__________

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

We are not a party to any legal proceedings, and management is not aware of any legal proceedings pending or that have been threatened against us or our properties.

Item 1A.              Risk Factors

Not required.

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

In September 2012, the Company issued 500,000 shares of its restricted common stock to the holder of a promissory note in exchange for the note holder’s agreement to forebear from pursuing collection action on that note as interest and penalties for the outstanding promissory note (Note 7).

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

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Mine Safety Disclosure

Not Applicable.

Item 5.                 Other Information

On November 14, 2012, we entered into an Exchange Agreement with a holder of one of our notes that was outstanding in the amount of $100,000 (the “Old Note”) pursuant to which we issued three new notes for $73,529, $15,000 and $16,471 (the “New Notes”). Whereas as the Old Note was convertible into shares of our common stock at $0.09, the New Notes are convertible into shares of our common stock at the lesser of (i) $0.09 or (ii) 65% of the arithmetic average of the three lowest closing bid prices of our shares during the twenty consecutive trading day period immediately preceding the date the note holder informs us of its intent to convert all or a portion of any of the applicable New Note. The New Notes also carry interest at the annual rate of 10%. No additional consideration was paid in for the exchange or for the new notes.

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

TAPIMMUNE INC.

Date: November 19, 2012.	/s/ Glynn Wilson
Glynn Wilson
Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer

__________