Form 10-K
period 2012-12-31
TAPIMMUNE INC
filed 2013-05-15
CIK 1094038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-27239

TAPIMMUNE INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0277072
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1551 Eastlake Avenue East, Suite 100 Seattle, Washington	98102
(Address of Principal Executive Offices)	(Zip Code)

(206) 504-7278
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

The registrant had 92,728,474 shares of common stock outstanding as of May 9, 2013.

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report. Any of these items may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding our capital needs, business plans and expectations.

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

__________

ii

iii

PART I

ITEM 1.                      BUSINESS

Company Overview

TapImmune is a clinical-stage immunotherapy company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of oncology and infectious disease. Unlike other vaccine technologies that narrowly address the initiation of an immune response, TapImmune's ("Prime" and "Boost") approach broadly stimulates the cellular immune system by enhancing the function of killer T-cells and T-helper cells and by restoring antigen presentation in tumor cells allowing their recognition and killing by the immune system. Restoration of antigen presentation is achieved through re-expression of a protein pump known as “TAP”, which is located within cells and which is essential to the processing of foreign (microbial) or autologous antigens, and subsequent presentation to the immune system for eradication of the cancer or infected cell. We currently have none of our product candidates on the market and are focusing on the clinical development and testing of our product candidates. A Phase I study at the Mayo Clinic is currently evaluating the safety and immune responses of a set of proprietary HER2/neu antigens for a HER2/neu breast cancer vaccine. TapImmune has the exclusive Option to license this technology. The Company is also developing TAP-based prophylactic vaccines commercially suitable for the prevention of infectious diseases and as Biodefense agents. We will file grants in collaboration with the Mayo Clinic for the biodefense applications of this technology and expect to file additional grants to support preclinical work on “boost” strategies for HER2/neu breast cancer. As a vaccine component, the gene based TAP technology has the potential to significantly improve the efficacy of both prophylactic and immunotherapeutic vaccines as it addresses a fundamental mechanism for T cell recognition and response. Unlike other vaccine technologies that address only the initiation of immune responses, TAP expression also has the unique ability to enhance the effector function of mature killer T cells. This enhancement of effector function is potentially complementary to any/all vaccine approaches that are designed to enhance cellular responses

The current standard therapies for cancer treatment include surgery, radiation therapy and chemotherapy. However, we believe that these treatments are not precise in targeting only cancerous cells and often fail to remove or destroy all of the cancer. The remaining cancer cells may then grow into new tumors, which can be resistant to further chemotherapy or radiation, which may result in death. In the United States, deaths from cancer are second only to cardiovascular deaths. Our breast cancer immunotherapeutic vaccine candidate is being developed for use in this setting as an adjuvant treatment to prevent recurrent disease.

Management strongly believes that the comprehensive scientific underpinnings of our overall approach, to elicit the production of both T-helper cells and T-killer cells, will provide the Company with highly competitive product candidates for the treatment of HER2/neu positive breast cancer with additional applications in ovarian and colorectal cancer.

In May 2012, we entered into a Material Transfer Agreement with the Fred Hutchinson Cancer Research Center (“FHCRC”), Seattle, WA. The initial aim of this collaboration is to determine levels of TAP1/TAP2 in tissues taken from melanoma patients in a clinical trial at FHCRC using adoptive T-cell therapy and to correlate these levels with clinical outcomes. In an extension of this collaboration, we plan to investigate the expression of TAP1/TAP2 by immunohistochemistry in tumors prior to treatment with cellular adoptive immunotherapy as part of a new IND approved in March 2013 (filed at the Fred Hutchinson Cancer Center)   ‘Cellular Adoptive Immunotherapy Using Autologous Tumor-Infiltrating Lymphocytes Following Lymphodepletion with Cyclophosphamide and Fludarabine for patients with Metastatic Melanoma’.

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

The facilities at 1551 Eastlake Avenue, Seattle have exceeded our expectations and allowed us to continue to recruit top-class scientific staff while at the same time effectively leverage world class resources made available to us and manage our cash flow. We have added technical staff in the areas of molecular biology and immunology. Our small core team (5 scientists) has allowed us to establish in-house technical expertise in molecular biology (expression vector development) and immunology to underpin our current and future development projects and to optimally work with external collaborators. It has also allowed us to make significant progress in the refinement and focus of clinical programs to take advantage of new antigens, the emerging field of vaccinomics and vaccine development strategies. In addition, it has allowed us to start generating new intellectual property (IP) to add to our core TAP IP and the antigen IP from the Mayo Clinic that we have either licensed or have exclusive options to license.

Over the past few months, we have, in a challenging financing climate, raised sufficient working capital to fund and progress our operations. We believe that we continue to make good progress with the resources available to us. With the start of clinical programs and our focus on securing non-dilutive financing from a number of sources, management is confident that our current pathway will secure longer term capital to finance and accelerate our activities. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program generates data and as we embrace additional collaborations with leading institutions and corporations.

While the pathway to successful product development takes time and significant resources, we believe that we have put in place the technical and corporate fundamentals for success. The strength of our product pipeline gives us a unique opportunity to make a major contribution to global health care.

Company History

We currently trade on the OTC Bulletin Board under the symbol “TPIV”, currently “TPIVE” due to delinquent 10K for late filing.

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

TapImmune’s Target Market and Strategy

With the required funding in place, we will support and expand on our key infectious disease partnerships, including our collaboration efforts with the Mayo Clinic and others. We will focus our  product development in oncology both alone and with corporate partners and collaborators including the Mayo Clinic for HER2/neu positive Breast Cancer, and smallpox, and the Fred Hutchinson Cancer Center for melanoma. Cancer encompasses a large number of diseases that affect many different parts of the human body. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers. IMS has estimated that the cancer market will mushroom from $48 billion to $75 billion in 2012 with biopharma companies anticipating that cancer vaccines will grab a large slice of the market (Fierch Biotech, March 23, 2010). The goal of TapImmune management is to have the FDA approve our cancer vaccines within the next few years so that we can secure a portion of this market.

Management also believes that our expression vector approach will provide a flexible and unique platform for the creation of new vaccines that can rapidly respond to emerging viral tbreats/bioterrorism in addition to enhancing the efficacy of current vaccines in the treatment of infectious disease. It will be a key business development strategy to pursue additional partnerships and joint research and development ventures with vaccine manufacturers and pharmaceutical companies to bring new and improved vaccines to market. This strategy includes the development of vaccines for pandemic diseases and for bioterrorism threats. The market for prophylactic vaccines is around $6 Billion and is expected to reach $11 billion in 2010 (Frost & Sullivan). Management believes that our adjuvant will increase the potency of many of the currently available vaccines and lead to the creation of better, more effective new vaccines, thereby allowing us to participate in this large market through novel new products and in combination with existing vaccines.

Our business strategy in cancer is to take products through Phase II clinical trials and then to partner with pharmaceutical marketing organizations ahead of Phase III trials. In the infectious disease/biodefense area our business strategy is to seek join research and development partnerships on our infectious disease platform with companies seeking to expand their product portfolios.

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

Research and Development Efforts

We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our “prime and boost’ strategy that uses proprietary peptide antigens and TAP, collectively known as our TAPvax technology platform. We will continue to focus our efforts on the development of therapeutic vaccines for applications in cancer treatment while demonstrating the breadth of our technology approach for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements. The first generation of TAP vaccines that was used in animal preclinical studies were based on insertion of TAP genes into a proprietary modified adenovirus vector. Based on our clinical approaches to HER2/neu breast cancer a new generation of vaccine technologies that use a peptide “prime” and an expression vector “boost” that includes peptide antigens and TAP (in viral and plasmid DNA approaches) are being developed. This strategy provides for the most cost effective and rapid progression through the clinic. Our development strategy takes advantage of our potential partners’ capabilities while reducing our overhead costs. Production of clinical grade vaccine product to be used in preclinical and clinical studies will be manufactured in production facilities with Good Manufacturing Practices (“GMP”) certification. We will also plan to rely on our new collaboration agreements with Mayo clinic and the Fred Hutchinson Cancer Research Center to demonstrate the use of TAP in new vaccine candidates.

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

Phase I Human Clinical Trials – HER2/neu Vaccine Technology – Mayo Clinic
On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a novel set of Class IIHER2/neu antigens discovered in breast cancer patients. On April 16, 2012 we announced the signing of an exclusive license agreement with the Mayo Clinic for a newly discovered Class I HER2/neu antigen. Following acceptance of an IND and IRB approval at the Mayo Clinic, for a Phase I trial, the first patients were treated in Q2 2012.The primary endpoints for this trial are vaccine safety and immune responses including generation of antigen-specific T-cells. The time to disease progression in breast cancer patients will be followed as a secondary endpoint In parallel we will complete the manufacturing of the Class I antigen and the filing of an amendment to the IND for a Phase Ib trial that combines the Class I and Class II antigens. In parallel we will complete preclinical work on the DNA plasmid vector expressing peptide antigens and TAP at conduct toxicology studies to enable subsequent Phase I human clinical trials on the “boost” technology for use in combination in later stage clinical trials with the HER2/neu antigens.

Clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. For immunotherapeutics/vaccine, Phase I studies are conducted in cancer patients and include assessment of safety and the measurement of cellular immune responses. Phase II usually involves studies in a limited patient population to assess the clinical activity of the drug in specific targeted indications, assess dosage tolerance and optimal dosage and continue to identify possible adverse effects and safety risks. If the therapeutic candidate is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites. Management believes that the combination of Class I and Class II HER2/neu antigens plus TAP will give us the leading HER2/neu vaccine platform in the clinic.

Infectious Disease Application for “TAP” Adjuvant

TapImmune plans to develop or license out our technology for the creation of enhanced viral vaccines, such as for smallpox and others, based on our findings that TAP can augment immune responses. We have presented data showing that increasing TAP expression in TAP-competent antigen presenting cells (APCs) and/or virus infected cells increases the antigenic peptide associated with MHC class I expression on the cell surface, and leads to increased specific T cell-mediated immune responses. We believe this technology can add great value to the creation of new vaccines and enhance those that already exist. Our collaboration with the Mayo Clinic is evidence of this and we will continue to pursue additional partnerships and collaborations as a key strategy to expand our R&D program to optimize resources and to reduce costs and development times. In our collaboration with the Mayo Clinic efficacy studies in small animals on a novel smallpox vaccine that includes TAP were initiated in 2011 and are progressing well. A set of peptide antigens that are as immunogenic in animals as the intact virus have been identified and are being tested together with TAP expression vectors. We have identified this product as an early potential licensing candidate as it potentially is safer, cheaper to produce and has a longer shelf-life than products currently stockpiled by the US government. The subsequent regulatory pathway for this product is to use the FDA’s “Animal Efficacy Rule” for completion of efficacy studies in primates followed by Phase I clinical studies on vaccine safety.

The cost of funding preclinical and clinical programs (through Phase II) in cancer and infectious disease is estimated to be approximately $5-10 million. The majority of this funding will be applied to progress our HER2/neu breast cancer product through Phase II clinical. We will continue to seek sources of non-dilutive grant funding for infectious disease programs.

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

On May 4, 2012, Mayo IRB approval was confirmed and patient dosing started in August 2012. Interim safety analysis on the first five patients was completed successfully allowing continuation of the trial.

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

On April 16, 2012, we signed an Exclusive Agreement with the Mayo Foundation for Education & Research, Rochester, MN, to License a proprietary MHC Class I HER2/neu antigen technology. This work, performed in the laboratory of Dr. Keith Knutson at Mayo Clinic, was published in the Journal of Immunology (2013), 190, 479-488, and describes the discovery of a novel HER-2/neu Class I epitope (p373-382). The significance of this work is that this newly discovered antigen is a naturally occurring antigen processed by the proteasome and elicits peptide-specific T-cell responses. This results in stronger binding to HLA-A2 and more efficient killing of HER-2/neu positive breast cancer cells by activated T-cells compared to the Class I epitope, p369-377 (E75) which was not naturally processed by the proteasome.

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

TAP Vaccines and other filings

We intend to continue to work with our collaborators to file additional patent applications with respect to any novel aspects of our technology to further protect our intellectual property portfolio. New IP on novel expression vectors coding for peptide antigen arrays and TAP1/2 and developed in TapImmune laboratories will be filed in Q2-3, 2013.

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

Management believes that a number of companies, which are developing various types of similar immunotherapies and therapeutic cancer vaccines to treat cancer, could be our major competitors including: CellGenSys Inc., Dendreon Corp., Genzyme Molecular Oncology, Immune Design, Oncothyreon, Celldex, BN Immunotherapeutics, Immunocellular, Galena, Antigen Express,Transgene S.A., and Bavarian Nordic.

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

Employees

TapImmune has 6 full-time employees. The management team is comprised of Dr. Glynn Wilson (Chief Executive Officer and Principal Executive Officer and Acting Principal Accounting Officer), Mark Reddish (Vice President, Development), Dr. Robert Florkievicz (Head of Research) and Venissa Izaguirre (Operations Manager). Since May 7, 2012, TapImmune does not have Officers resident in British Columbia.

ITEM 1A.                   RISK FACTORS

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

We do not own any real estate or other properties. Our registered office is located at 1551 Eastlake Ave East, Seattle, WA 98102. We rent office space at this address and have a two year lease ending in January 2014.

ITEM 3.                      LEGAL PROCEEDINGS

In May 2012, we issued 11,200,000 shares of our common stock to two consultants.  We have contested the validity of the issuances of this common stock based on our belief that the consultants did not perform the services agreed to under their respective consulting agreements.  The two consultants have threatened to sue us on perceived damages suffered as a result of our contesting the issuances under the consulting agreements.

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

ITEM 4.                      MINE SAFETY DISCLOSURE

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

	High Bid	Low Bid

Fiscal Year 2013
March 31, 2013	$0.158	$0.092

Fiscal Year 2012
December 31, 2012	$0.13	$0.08
September 30, 2012	$0.16	$0.081
June 30, 2012	$0.27	$0.11
March 31, 2012	$0.18	$0.15

Fiscal Year 2011
December 31, 2011	$0.249	$0.148
September 30, 2011	$0.275	$0.152
June 30, 2011	$0.35	$0.15
March 31, 2011	$0.30	$0.165

The last reported sales price for our shares on the OTCBB as of May 3, 2013, was $0.042 per share. As of May 3, 2012, we had 497 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Compensation Plans

The following table sets forth information as of December 31, 2012:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
(a) Equity compensation plans approved by security holders	Nil	Nil	Nil
(b) Equity compensation plans not approved by security holders	6,778,000(1)	$0.18	3,222,000
	6,778,000(1)	$0.18	3,222,000

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

As of the date of this annual report, there are an aggregate of 7,943,000 stock options granted and outstanding.

Warrants

As of the date of this annual report, there are an aggregate of 16,908,623 common stock purchase warrants issued and outstanding.

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

In April 2012, we sold an aggregate of 2,300,000 restricted common shares for $345,000 in a private placement.

In April 2012, we issued 100,000 shares of restricted common stock for a debt settlement of $37,258.

In April 2012, we sold an aggregate of 933,333 restricted common shares for $140,000 in a private placement.

In April 2012, we issued 1,000,000 shares of restricted common stock pursuant to a consulting agreement.

In April, 2012, we issued 163,334 shares of restricted common stock in settlement of accrued interest in the amount of $24,500 on the outstanding 2011 Notes.

In May 2012, we issued 14,000,000 common shares to consultants pursuant to a consulting agreement.

In June 2012, we issued 35,179 shares of restricted common stock pursuant to a consulting agreement.

In August 2012, we issued 500,000 shares of restricted common stock pursuant to a consulting agreement.

In September 2012, we issued 500,000 shares of restricted common stock to the holder of a promissory note in exchange for the note holder’s agreement to forebear from pursuing collection action on that note.

In November 2012, we issued 437,063 shares of restricted common stock on election by the holder to convert part of a convertible debt of $25,000.

In November 2012, we issued 597,185 shares of restricted common stock on election by the holder to convert part of a convertible debt of $35,000.

In November 2012, we issued 228,479 shares of restricted common stock on election by the holder to convert part of a convertible debt of $13,737.

In December 2012, we issued 1,078,477 shares of restricted common stock as payment of installment of $65,032 for a convertible debt.

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

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2012 and for the period from inception (July 27, 1999) to December 31, 2012 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Plan of Operations

As a vaccine component, the gene based TAP technology has the potential to significantly improve the efficacy of both prophylactic and immunotherapeutic vaccines as it addresses a fundamental mechanism for T cell recognition and response. We believe that, unlike other vaccine technologies that address only the initiation of immune responses, TAP expression also has the unique ability to enhance the effector function of mature killer T cells. This enhancement of effector function is potentially complementary to any/all vaccine approaches that are designed to enhance cellular responses. Therefore, we envisage establishing multiple collaborative partnerships as we progress gene-based TAP development and research in the clinic. The exploitation of this key mechanism is highlighted by two collaborations with the Mayo Clinic in Rochester, MN and their progress in 2012.

Management believes that as a result of our recent personnel additions, our moving into a state of the art facility, our exclusive Licensing Option agreements with the Mayo Clinic in Rochester, Minnesota, the start of term Phase 1 clinical trials, together with and subject to raising adequate funding, the Company will be well positioned for significant growth in 2013.

In August 2011, the FDA allowed an IND (Investigational New Drug application) and the Company signed a sponsored research agreement with the Mayo Clinic for a Phase 1 Her2neu Breast Cancer Clinical Trial, which started in the first quarter of 2012. The trial will use a patented technology developed at the Mayo clinic. TapImmune has the exclusive Option to license this technology. Recent clinical trials of Her2neu vaccines have shown considerable promise but have significant room for improvements, and the technology we are evaluating in our phase I clinical trial offers a vaccine with broader coverage, making it applicable to a much larger population of women with breast cancer. We anticipate that this technology will be used therapeutically together with our TAP expression technology as it reaches clinical development in combination with the improved Her2neu targeted vaccine. Currently, Herceptin® (trastuzumab: an intravenously delivered monoclonal antibody) is used in the treatment of HER-2/neu breast cancer. Sales of this product in 2009 were approximately US$5 billion (source: Roche AG’s Pharmaceutical Division). As our vaccine approach has the potential to treat a broader HER-2/neu positive clinical population, the market potential is significant.

Our Gene-based TAP vaccines also have the potential to significantly improve the efficacy of prophylactic vaccines for viral pandemics and as agents for biodefense. In a novel approach to the development of a smallpox vaccine, in our collaboration with the Mayo Clinic, research studies have progressed well and are now testing unique and patentable smallpox antigens in combination with TAP technology which we expect to be completed by the third quarter of 2012. Once these feasibility studies are complete we would move to larger preclinical animal studies, and Phase I safety trials. This study will also act as a platform for more extensive use of gene-based TAP vectors for biodefense. We will be seeking non-dilutive avenues to finance and advance this program by way of biodefense focused grants and contracts. We have the exclusive option to license the patented Mayo technology that is derived from this collaboration.

The opening of our new laboratories and offices at 1551 Eastlake Avenue, Seattle, on January 23, 2012 represented a significant advance for the Company on several fronts. First, our sub-lease and service agreements with the Puget Sound Blood Center Research Institute enables our scientific team to access a wide array of functioning core labs and shared equipment relevant to all aspects of development of our gene-based product candidates. Second, such an arrangement allows us to speed the development of TAP-based products towards the clinic. Third, we now have the capabilities to produce and test a range of proprietary TAP-based expression vectors for both cancer and infectious disease and to expand our external collaborations. Fourth, the development of new TAP constructs in our laboratories allows us to significantly enhance our intellectual property portfolio. US Patent # 7,994,146 issued in 2011 represents the most recent example of this strategy. The opening of these new facilities is consistent with our strategy of managing costs using a small core internal team that leverages external resources.

We will continue to build our technical team in 2013. Under the guidance of Mark Reddish and Dr. Bob Florkiewicz, we seek to recruit world-class Immunologists and molecular biologists.  Mark is a recognized leader in vaccine technology development with an impressive track record in taking leading immunotherapy products from early research through development, both in the areas of cancer vaccines and biodefense. He was formerly Vice President of Product Development and Principal Investigator, Biodefense at ID Biomedical, Bothell, WA, prior to the acquisition of the company by Glaxo SmithKline for $1.6 billion. At Biomira Inc, (renamed Oncothyreon) he was responsible for preclinical development of their cancer vaccines program. Bob

With respect to the broader market, a major driver and positive influence on our activities has been the emergence and general acceptance of the potential of a new generation of immunotherapies that promise to change the standard of care for cancer. The immunotherapy sector has been greatly stimulated by the approval of Provenge® (Dendreon NASD: DNDN) for prostate cancer and Yervoy™ (BMS) for metastatic melanoma, anticipation of the results from Phase III trials on MAGE-3 (GSK) for treatment of lung cancer, and progression of approaches for multiple cancer indications through Phase II and into Phase III.

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

In 2012, we continued to made significant progress with very few resources. Progress in developing vectors for expression of antigens and TAP as a boost strategy has led to new intellectual property that we intend to file in the second quarter of 2013. On the technology and product pipeline side, management believes that the company is fundamentally strong and poised to be a leading company in a highly attractive and expanding market, a position reinforced by our recruitment of top-class managers, advisors and investors who all share our vision.

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

We are a development stage company. We recorded a net loss of $5,660,000 during the year ended December 31, 2012 compared to $2,029,000 for the year ended December 31, 2011.

Operating Expenses
Operating expenses incurred during the fiscal year ended December 31, 2012 were $6,025,000 compared to $3,316,000 in the prior year. Significant changes and expenditures are outlined as follows:

•
Consulting fees were $183,000 during the fiscal year ended December 31, 2012 compared to $179,000 during the prior fiscal year. The increase was due primarily to higher business development services that were entered into during the current period.

•
Stock-based consulting fees were $2,316,000 in the year ended December 31, 2012 compared to $872,000 in the prior year. The current and prior year charges result from the fair valuation of shares issued to consultants and options granted to or earned by consultants during such periods.

•
General and administrative expenses were $1,012,000 in the year ended December 31, 2012 compared to $306,000 in the prior year, with the increase resulting primarily from increased payroll, higher rent, investor relations and travel expenses.

•
Interest and finance charges were $745,000 during the fiscal year ended December 31, 2012 compared to $679,000 during the prior fiscal year. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with convertible notes.

•
Management fees were $296,000 in the year ended December 31, 2012 compared to $248,000 in the prior year, with the difference resulting primarily due to higher management fees paid to the current management.

•
Management compensation – stock-based were $124,000 in the year ended December 31, 2012 compared to $390,000 in the prior year. The current and prior year charges result from the fair valuation of options granted to management that were earned during the period.

•
Professional fees were $350,000 in the year ended December 31, 2012 compared to $438,000 in the prior year. The decrease from the prior year results due to lower legal fees incurred relating to debt issuance in the current period.

•
Research and development costs during the fiscal year ended December 31, 2012 were $999,000 compared to $204,000 during the prior fiscal year. This was due to higher technology licensing fee accrued for payment due to Mayo clinic and increased research activity in the current period.

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

Our net loss for the year ended December 31, 2012 was $5,660,000 or ($0.09) per share, compared to a net loss of $2,029,000 or ($0.04) per share in the prior period. The weighted average number of shares outstanding was 65,526,927 for the year ended December 31, 2012 compared to 45,994,617 for the prior year.

Liquidity and Capital Resources
The following table sets forth our cash and working capital as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011

Cash reserves	$ 51,000	$ 250,000
Working capital (deficit)	$ (5,468,000)	$ (3,493,000)

Subject to the availability of additional financing, we intend to spend approximately $5,000,000 over the next twelve months in carrying out our plan of operations. At December 31, 2012, we had $51,000 of cash on hand and a working capital deficit of $5,468,000. As such, our working capital at December 31, 2012 will not be sufficient to enable us to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months. We anticipate that we will require significant debt restructuring to reduce the working capital deficit and an additional funding of approximately $5,000,000. Our management is currently making significant efforts to secure the needed financing, but we have not yet secured any commitments with respect to such financing. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back, or abandon, our plan of operations.

Various conditions outside of our control may detract from our ability to raise the capital needed to execute our plan of operations, including overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed, and that there is no certainty that these levels will stabilize or reverse despite the optics of an improving economy. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Going Concern
We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2012, we had accumulated losses of $49,382,000 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used in Operating Activities
Operating activities in the year ended December 31, 2012 used cash of $1,565,000 compared to $1,310,000 in the year ended December 31, 2011. Operating activities in the period from inception on July 27, 1999 to December 31, 2012 used cash of $16,420,000. Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting fees, management fees, professional fees and research and development.

Net Cash Used in Investing Activities
In the year ended December 31, 2012, investing activities used cash of $Nil compared to $Nil in the year ended December 31, 2011. In the period from inception on July 27, 1999 to December 31, 2012 investing activities provided cash of $205,000.

Net Cash Provided by Financing Activities
As we have had no revenues since inception, we have financed our operations primarily through private placements of our stock and debt. Financing activities in the year ended December 31, 2012 provided cash of $1,366,000 compared to $1,537,000 in the year ended December 31, 2011. In the period from inception on July 27, 1999 to December 31, 2011, financing activities provided net cash of $16,265,000 primarily from the sale of our equity securities.

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

See Note 2 of our consolidated financial statements for our year ended December 31, 2012 for a summary of significant accounting policies.

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

DECEMBER 31, 2012

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TapImmune Inc.

We have audited the accompanying consolidated balance sheets of TapImmune Inc.(a development stage company)  as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended December  31, 2012 and 2011 and the period from July 27, 1999 (inception) through December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of TapImmue Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and the period from July 27, 1999 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
May 15, 2013

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current Assets
Cash	$50,679	$250,234
Due from government agency	1,077	1,060
Prepaid expenses and deposits	15,004	56,627
Deferred financing costs (Note 5)	37,452	-
	104,212	307,921

Deferred financing costs (Note 5)	-	32,291
	$104,212	$340,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$2,058,556	$794,291
Research agreement obligations (Note 3)	415,998	259,752
Derivative liability – conversion option (Note 4)	798,300	-
Derivative liability – warrants (Note 4)	677,086	1,317,834
Convertible notes payable (Note 5)	1,376,230	998,790
Loans payable (Note 6)	10,000	7,000
Promissory note (Note 7)	67,942	100,000
Due to related parties (Note 8)	366,697	322,905
	5,770,809	3,800,572

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 150,000,000 shares authorized
76,402,958 shares issued and outstanding (2011 – 52,073,460)	76,404	52,072
Additional paid-in capital	43,545,947	39,943,374
Shares and warrants to be issued (Note 9)	352,859	362,906
Deferred compensation (Note 9)	-	(35,968)
Deficit accumulated during the development stage	(49,580,159)	(43,722,216)
Accumulated other comprehensive loss	(61,648)	(60,528)
	(5,666,597)	(3,460,360)
	$104,212	$340,212

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5 and 12)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 27, 1999 (inception) to December 31, 2012

EXPENSES
Consulting	$182,813	$179,250	$2,221,500
Consulting - stock-based (Note 9)	2,316,019	872,159	8,038,372
Depreciation	-	-	213,227
General and administrative	1,012,116	305,714	3,929,352
Interest and financing charges (Note 4)	745,074	679,332	6,576,087
Management fees (Note 8)	295,600	248,400	3,067,654
Management fees - stock-based (Notes 8 and 9)	124,209	389,824	4,448,998
Professional fees	489,537	437,785	5,416,109
Research and development (Note 8)	1,057,430	203,725	6,968,595
Research and development - stock-based	-	-	612,000
	6,222,798	3,316,189	41,491,894
NET LOSS BEFORE OTHER ITEMS	(6,222,798)	(3,316,189)	(41,491,894)
OTHER ITEMS
Foreign exchange (loss) gain	(7,903)	10,237	45,687
Changes in fair value of derivative liabilities (Note 4)	536,527	668,710	4,611,667
Loss on debt financing (Note 5)	(104,550)	-	(1,373,263)
Gain (loss) on settlement of debt (Note 8)	(59,219)	317,801	(11,690,801)
Gain on extinguishment of derivative liabilities - warrants (Note 5)	-	290,500	290,500
Interest income	-	-	33,344
Loss on disposal of assets	-	-	(5,399)
NET LOSS	$(5,857,943)	$(2,028,941)	$(49,580,159)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	65,526,927	45,994,617

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2012

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
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2012

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
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2012

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
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2012

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

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock		Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total

Net loss	-	-	-	-	(2,195,939)	-	(2,195,939)
Balance, December 31, 2008	2,414,983	24,150	17,500,559	323,750	(20,812,106)	(59,726)	(3,023,373)
Reverse split recapitalization adjustment (rounding) in July 2009	118	(21,735)	21,735	-	-	-	-
Issued for cash
- at $0.80 per share in November 2009	875,000	875	-	-	-	-	875
Issued at fair value pursuant to service agreements in August 2009	25,000	25	27,475	-	-	-	27,500
Issued at fair value pursuant to debt settlement agreements in July 2009 (Note 3)	33,812,065	33,812	15,181,618	-	-	-	15,215,430
Issued on the exercise of warrants in August and November 2009	1,234,508	1,235	241,515	-	-	-	242,750
Stock based compensation in October 2009	-	-	2,091,900	-	-	-	2,091,900
Fair value of warrants issued in February , May and June 2009 in connection with promissory notes	-	-	725,669	(300,350)	-	-	425,319
Beneficial conversion feature on August and October 2009 convertible notes	-	-	75,491	-	-	-	75,491
Obligation to issue warrants pursuant to service agreements in December 2009	-	-	19,270	-	-	-	19,270
Obligation to issue shares at fair value pursuant to service agreements in December 2009	-	-	-	246,533	-	-	246,533
Obligation to issue shares at fair value pursuant to debt settlement agreements in September 2009	-	-	-	243,800	-	-	243,800
Net loss	-	-	-	-	(17,348,546)	-	(17,348,546)
Balance, December 31, 2009	38,361,674	38,362	35,885,232	513,733	(38,160,652)	(59,726)	(1,783,051)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock		Additional	Obligation to Issue	Deferred	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Compensation	Development Stage	Comprehensive Loss	Total

Notes converted into shares	952,305	952	427,003	(243,800)	-	-	-	184,155
Stock based compensation in 2010	-	-	1,134,477	-	-	-	-	1,134,477
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	28,220	-	-	-	28,220
Issued at fair value pursuant to debt settlement agreements	361,648	372	90,040	-	-	-	-	90,412
Issued at fair value pursuant to service agreements	570,000	570	275,306	(263,173)	-	-	-	12,703
Untraceable shares reissued	10,400	-	-	-	-	-	-	-
Foreign exchange translation adjustment	-	-	-	-	-	-	(1,169)	(1,169)
Net loss	-	-	-	-	-	(3,532,623)	-	(3,532,623)
Balance, December 31, 2010	40,256,027	$40,256	$37,812,058	$34,980	$-	$(41,693,275)	$(60,895)	$(3,866,876)
Notes converted into shares	2,102,742	2,102	428,992	-	-	-	-	431,094
Stock based compensation in 2011	-	-	456,081	-	-	-	-	456,081
Fair value of warrants recognized as derivative liabilities	-	-	(500,170)	-	-	-	-	(500,170)
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	198,971	-	-	-	198,971
Shares issued for subscriptions	80,000	80	12,852	(12,932)	-	-	-	-
Issued at fair value pursuant to debt settlement agreements	2,590,284	2,590	483,789	-	-	-	-	486,379
Issued at fair value pursuant to service agreements	2,594,405	2,594	570,773	(27,000)	(35,968)	-	-	510,399
Shares due for interest costs	-	-	-	28,887	-	-	-	28,887
Private placement	4,450,002	4,450	690,550	140,000	-	-	-	835,000
Finders’ fee on private placement	-	-	(11,551)	-	-	-	-	(11,551)
Foreign exchange translation adjustment	-	-	-	-	-	-	367	367
Net loss	-	-	-	-	-	(2,028,941)	-	(2,028,941)
Balance, December 31, 2011	52,073,460	52,072	39,943,374	362,906	(35,968)	(43,722,216)	(60,528)	(3,460,360)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2012

	Common Stock		Additional	Obligation to Issue	Deferred	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares and Warrants	Compensation	Development Stage	Comprehensive Loss	Total

Notes converted into shares	2,341,204	2,341	234,721	-	-	-	-	237,062
Stock based compensation in 2012	-	-	204,427	-	-	-	-	204,427
Fair value of warrants issued	-	-	62,000	-	-	-	-	62,000
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	214,083	-	-	-	214,083
Issued at fair value pursuant to debt settlement agreements	833,334	833	138,866	(33,130)	-	-	-	106,569
Issued at fair value pursuant to service agreements	14,535,179	14,536	1,983,434	(6,000)	-	-	-	1,992,000
Shares issued for interest costs	1,653,113	1,655	244,062	-	-	-	-	245,717
Private placement	4,966,668	4,967	735,033	(185,000)	-	-	-	555,000
Deferred compensation expensed	-	-	-	-	35,968	-	-	35,968
Foreign exchange translation adjustment	-	-	-	-	-	-	(1,120)	(1,120)
Net loss	-	-	-	-	-	(5,857,943)	-	(5,857,943)
Balance, December 31, 2012	76,402,958	$76,404	$43,545,947	$352,859	$-	$(49,580,159)	$(61,648)	$(5,666,597)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from July 27, 1999 (inception) to December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,857,943)	$(2,028,941)	$(49,580,159)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	104,550	-	1,373,263
Changes in fair value of derivative liabilities	(536,527)	(668,710)	(4,611,667)
Loss (gain) on settlement of debt	59,219	(317,801)	11,690,801
Gain on extinguishment of derivative liabilities - warrants	-	(290,500)	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	-	679,332	5,468,499
Stock based compensation	2,440,228	1,261,983	13,115,620
Changes in operating assets and liabilities:
Due from government agency	22	(13)	(1,055)
Prepaid expenses and deposits	41,623	(55,927)	(39,004)
Deferred financing costs	(5,161)	58,843	(12,203)
Accounts payable and accrued liabilities	2,032,645	(66,124)	5,614,121
Research agreement obligations	156,246	117,991	634,129
NET CASH USED IN OPERATING ACTIVITIES	(1,565,098)	(1,309,867)	(16,419,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	555,000	683,450	10,860,575
Convertible notes, net	602,000	724,535	2,123,906
Proceeds from loans payable	3,000	-	428,000
Notes and loans payable	-	-	919,845
Advances from related parties	205,543	(11,400)	1,793,134
Stock subscriptions	-	140,000	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,365,543	1,536,585	16,265,460

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	(199,555)	226,718	50,679
CASH, BEGINNING OF YEAR	250,234	23,516	-
CASH, END OF YEAR	$50,679	$250,234	$50,679

Supplemental cash flow information and non-cash investing and financing activities: (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at December 31, 2012, the Company had a working capital deficiency of $4,191,211 (excluding derivative liabilities recorded as current liabilities) and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Additional funding was raised through equity and debt placements in 2011 and 2012, and management intends to continue restructuring outstanding debt and equity instruments. Additional capital is required currently to expand programs including pre-clinical work and to establish future manufacturing contracts necessary for clinical trials for the lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant technology. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Potential deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on potential deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the related valuation allowance resulting in nil impact within OCI or on the balance sheet. As at December 31, 2012, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these loss carry forwards.

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

Recently Issued Accounting Pronouncements

On April 1, 2012, the Company adopted new guidance related to the presentation of comprehensive income. The main provisions of the new guidance provide that an entity that reports items of other comprehensive income has the option to present comprehensive income as (i) a single statement that presents the components of net income and total net income, the components of other comprehensive income and total other comprehensive income and a total for comprehensive income or (ii) in two separate but consecutive statements, whereby an entity must present the components of net income and total net income in the first statement and that statement is immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income and a total for comprehensive income. The new rules eliminate the option to present the components of other comprehensive income as part of the statement of stockholders' equity. These new rules have been applied retrospectively and became effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2011 (January 1, 2012 for the Company), with early adoption permitted. The adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. It does not expect the adoption of these pronouncements to have a material impact on its financial position, results of operations or cash flows.

NOTE 3:                 RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement

Effective August 7, 2003, Crucell and the Company’s subsidiary GPI entered into a five-year research license and option agreement whereby Crucell granted to GPI a non-exclusive worldwide license for the research use of its adenovirus technology. The Company was required to make certain payments over the five-year term totaling Euro €450,000 (approximately $510,100).

At December 31, 2008, $243,598 (€172,801) was owing to Crucell under this agreement. During the year ended December 31, 2009, management negotiated a settlement of the outstanding balance requiring a €17,000 cash payment (paid) and the issuance of 265,000 shares of the Company’s common stock.

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at December 31, 2012, the Company had accrued $415,998 (€314,703) under the amended agreement, inclusive of interest on outstanding amounts. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received any notice terminating the license agreement. Management plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will be maintained or that Management will successfully negotiate new terms.

Mayo Clinic –License Option Agreement

For details regarding the license option agreement with Mayo Clinic, please refer to Note 12.

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

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants issued with the convertible notes during the year ended December 31, 2011. At December 31, 2012, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

	December 31, 2011				December 31, 2012
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	1.09 to 4.80	0.12% to 0.83%	0.00%	199%	0.08 to 3.21	0.02% to 0.36%	0.00%	199%

	At Initial Recognition				December 31, 2012
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Conversion Option	0.25 to 1.04	0.06% to 0.20%	0.00%	100.88% to 141.43%	0.003 to 0.89	0.05% to 0.19%	0.00%	100.88% to 141.21%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of December 31, 2012
	Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$677,086	-	-	$677,086	$677,086
Derivative liability – conversion option	798,300	-	-	798,300	798,300
Total	$1,475,386	-	-	$1,475,386	$1,475,386

	As of December 31, 2011
	Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$1,317,834	-	-	$1,317,834	$1,317,834
Derivative liability – conversion option	-	-	-	-	-
Total	$1,317,834	-	-	$1,317,834	$1,317,834

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2011	$1,819,512	$175,389	$1,994,901
Additions during the year	1,587,275	-	1,587,275
Total unrealized (gains) or losses included in net loss	(631,631)	(37,079)	(668,710)
Debt settlement	(1,457,322)	(138,310)	(1,595,632)
Transfers in and/or out of Level 3
Balance, December 31, 2011	1,317,834	-	1,317,834
Additions during the year	-	737,700	737,700
Total unrealized (gains) or losses included in net loss	(597,127)	60,600	(536,527)
Debt settlement	(43,621)	-	(43,621)
Transfers in and/or out of Level 3
Balance, December 31, 2012	$677,086	$798,300	$1,475,386

The fair value of the warrants is determined using a Binomial option pricing model. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of common stock, the historical volatility of the stock price, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and dividend yield. Changes in these assumptions can materially affect the fair value estimate. The Company could ultimately incur amounts to settle the warrant at a cash settlement value that is significantly different than the carrying value of the liability on the financial statements. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants liability are recognized as a component of other income (expense) in the statement of operations.

The net cash settlement value at the time of any future Fundamental Transaction will depend upon the value of the following inputs at that time: the consideration value per share of the Company’s common stock, the volatility of the Company’s common stock, the remaining term of the warrant from announcement date, the risk-free interest rate based on U.S. Treasury security yields, and the Company’s dividend yield. The warrant requires use of a volatility assumption equal to the greater of 100% and the 100-day volatility function determined as of the trading day immediately following announcement of a Fundamental Transaction. The fair value of the warrants is determined using the Black Scholes Option Pricing Model.

NOTE 5:                 CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current year:

	Face Value	Principal Repayment/ Settlement	Unamortized Note Discount	Balance at December 31, 2012

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$203,836	$153,358	$827,500

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	43,140	171,860

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	3,953	26,047

August 8, 2012 Convertible Note
Note due August 8, 2013	111,430	-	67,163	44,267

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	-	-	27,500

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	-	12,712	7,288

September 18, 2012 Convertible Note
Note due October 1, 2013	82,500	-	59,741	22,759

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	268,275	71,725

November 1, 2012 Convertible Note
Note due April 30, 2013	31,471	-	18,200	13,271

November 20, 2012 Convertible Note
Note due November 20, 2013	55,710	-	49,605	6,105

December 14, 2012 Convertible Note
Note due April 18, 2013	189,210	-	81,302	107,908

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	-	-	50,000
Total	$2,337,515	$203,836	$757,449	$1,376,230

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

The Company paid a finders’ fee of $41,500. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At December 31, 2012, $15,008 of the $37,452 in deferred financing costs relates to the February 2011 Notes which remains unamortized, and is presented in the current assets on the Company’s Balance Sheet.

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

During the year, one of the investors settled the principal amount of $203,836 and accrued interest of $16,419 of the February 2011 Notes in exchange for December 14, 2012 Convertible Note (the “December 14, 2012 Note”).

For the year ended December 31, 2012, accretion of the debt discount of $160,046 was recorded for the February 2011 Notes.

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

The Company paid a finders’ fee of $4,550. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At December 31, 2012, $1,891 of the $37,452 in deferred financing costs relates to the April 2011 Notes which remains unamortized, and is presented in the current assets on the Company’s Balance Sheet.

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

For the year ended December 31, 2012, accretion of the debt discount of $34,399 was recorded for the April 2011 Notes.

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

For the year ended December 31, 2012, accretion of the debt discount of $2,772 was recorded for the June 2011 Note.

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

The finder’s fee of $8,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At December 31, 2012, $4,822 of the $37,452 in deferred financing costs relates to the August 8, 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $155,700 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $55,700. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.19%, dividend yield of 0% and volatility of 139.77%. The debt discount is being accreted over the one year term of the August 8, 2012 Note using the effective interest rate method.

For the year ended December 31, 2012, accretion of the debt discount of $44,267 was recorded for the August 8, 2012 Note.

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

The Company allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $31,100 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $6,100. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of three months, risk free rate of 0.11%, dividend yield of 0% and volatility of 138.31%. The debt discount is being accreted over the three month term of the August 12, 2012 Note using the effective interest rate method.

For the year ended December 31, 2012, accretion of the debt discount of $27,500 was recorded for the August 12, 2012 Note. The Company has not repaid the August 12, 2012 Note which is in default.

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

For the year ended December 31, 2012, accretion of the debt discount of $7,288 was recorded for the August 20, 2012 Note.

September 18, 2012 Convertible Note

On September 18, 2012, the Company entered into a securities purchase agreement with accredited investors to place a Convertible Note (the “September 18, 2012 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $82,500. Consideration under the notes consisted of $69,000 in cash proceeds after $6,000 payment of finders’ fee and an original issue discount of $7,500. The note holder has the option to convert a portion or all of the outstanding balance of the September 18, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 70% of the lowest traded price in the 20 trading days prior to conversion.

The September 18, 2012 Note carries no interest other than the amortization of the original issue discount.

The finder’s fee of $6,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At December 31, 2012, $4,290 of the $37,452 in deferred financing costs relates to the September, 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

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

For the year ended December 31, 2012, accretion of the debt discount of $2,626 was recorded for the September, 2012 Note.

October 2012 Convertible Note

On October 15, 2012, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “October 2012 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $340,000. Consideration under the notes consisted of $310,000 in cash proceeds after $10,000 payment of legal fee and an original issue discount of $30,000. The note holder has the option to convert a portion or all of the outstanding balance of the October 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.12 per share or to a new lower issuance price if the Company issues shares (or reduces the conversion or exercise price for outstanding debt or warrants) for less than $0.12.

The October 2012 Note carries an interest rate of 8%. There are seven installment payments due on the note beginning on the seventh month after its issuance and each month thereafter until maturity.

The legal fee of $10,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At December 31, 2012, $5,425 of the $37,452 in deferred financing costs relates to the October 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

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

The Company has allocated the net proceeds to the conversion option and equity based on the calculated fair value. The fair value of the conversion option was recorded at $248,000 and recognized as a derivative liability and the equity was recorded at $62,000. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.19%, dividend yield of 0% and volatility of 139.16%. The debt discount is being accreted over the one year term of the October 2012 Note using the effective interest rate method.

For the year ended December 31, 2012, accretion of the debt discount of $71,726 was recorded for the October 2012 Note.

November 1, 2012 Convertible Note

During the year, the Company converted a promissory note of $100,000 (Note 7) with an accredited investor into three convertible notes of $105,000 cumulatively. The three convertible notes were assigned to a third party, of which, two notes were converted into equity. In November and December 2012, the Note holder converted $73,737 of principal and interest into 1,262,727 shares. The fair value of the shares was determined to be $140,538 based on the quoted market prices. The Company recorded $66,801 as loss on settlement of debt (Note 9).

The third Convertible Note (the “November 1, 2012 Note”) was issued with a maturity date of six months in the aggregate principal amount of $31,471. The note holder has the option to convert a portion or all of the outstanding balance of the November 1, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 65% of the lowest bid price in the 20 trading days prior to conversion.

The November 1, 2012 Note bears interest at the rate of 10% per annum starting on November 15, 2012. If the Company is in default under certain events, the November 1, 2012 Note shall incur interest at the rate of 20% per annum retroactively.

The Company has allocated $31,471 of the balance of the November 1, 2012 Note to the conversion option and debt based on the calculated fair value. The fair value of the conversion option was recorded at $27,300 and recognized as a derivative liability and the debt was recorded at $4,171. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of 0.49 year, risk free rate of 0.09%, dividend yield of 0% and volatility of 127.26%. The debt discount is being accreted over the 0.49 year term of the November 1, 2012 Note using the effective interest rate method.

For the year ended December 31, 2012, accretion of the debt discount of $9,100 was recorded for the November 1, 2012 Note.

November 20, 2012 Convertible Note

On November 20, 2012, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “November 20, 2012 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $55,710. Consideration under the notes consisted of $50,000 in cash proceeds after $4,000 payment of finder’s fee and an original issue discount of $5,710. The note holder has the option to convert a portion or all of the outstanding balance of the November 20, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 70% of the lowest traded price in the 25 trading days prior to conversion.

The August 8, 2012 Note carries no interest if the Company repays the note within 90 days from issuance. If the Company does not repay the note within 90 days, a one-time interest of 5% shall apply to the principal sum.

The finder’s fee of $4,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At December 31, 2012, 3,551 of the $37,452 in deferred financing costs relates to the November 20, 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $69,000 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $19,000. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.16%, dividend yield of 0% and volatility of 134.71%. The debt discount is being accreted over the one year term of the November 20, 2012 Note using the effective interest rate method.

For the year ended December 31, 2012, accretion of the debt discount of $6,105 was recorded for the November 20, 2012 Note.

December 14, 2012 Convertible Note

On December 14, 2012, the Company converted part of the February 2011 Notes in the amount of $220,255 into a Convertible Note (the “December 14, 2012 Note”) with a maturity date of four months after the issuance thereof in the aggregate principal amount of $252,280. Consideration under the notes consisted of $220,255 from February 2011 Notes, $10,000 payment of legal fee and an original issue discount of $22,025. The December 14, 2012 Note is repayable in four equal installments with accrued interest, starting on January 18, 2013 and subsequently, the same day on each of the following calendar months. The Company can elect to pay the installments in cash or shares of Company’s common stock.

The December 14, 2012 Note bears interest at the rate of 8% per annum. In the event of default under certain conditions, the interest will accrue at the rate of 18% per annum.

The note holder has the option to convert a portion or all of the outstanding balance of the December 14, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of 70% of the three lowest closing bid prices in the 20 trading days prior to conversion.

In December 2012, the December 14, 2012 Note was assigned to a third party and the Company paid the first installment of $65,032 consisting of principal and interest in 1,078,477 shares. The fair value of the shares was determined to be $96,523 based on the quoted market price of $0.09 per share. The Company recorded $31,491 as loss on settlement of debt (Note 9).

The Company has allocated $189,210 of the balance of the December 14, 2012 Note to the conversion option and debt based on the calculated fair value. The fair value of the conversion option was recorded at $94,100 and recognized as a derivative liability and the debt was recorded at $95,110. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of 0.35 year, risk free rate of 0.06%, dividend yield of 0% and volatility of 100.88%. The debt discount is being accreted over the 0.45 year term of the December 14, 2012 Note using the effective interest rate method.

For the year ended December 31, 2012, accretion of the debt discount of $12,798 was recorded for the November 1, 2012 Note.

December 18, 2012 Convertible Note

On December 18, 2012, the Company entered into a securities purchase agreement with accredited investors to place convertible notes (the “December 18, 2012 Notes”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $50,000. The note holders have the option to convert a portion or all of the outstanding balance of the November 20, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.10 per share.

The December 18, 2012 Notes carry an interest rate of 9%, due and payable on the maturity date.

NOTE 6:                 LOANS PAYABLE

As at December 31, 2012, there was an unsecured loan advance from a third party in the amount of $10,000 (December 31, 2011 - $7,000), which is due on demand. The loan is accruing interest of 10% per annum.

NOTE 7:                 PROMISSORY NOTE

During the year ended December 31, 2011, the Company issued a note in the amount of $100,000 towards future legal services, which matured July 24, 2011. As of December 31, 2012, the Company had received legal services in the amount of $100,000 against the note. The note bears interest at 10% per annum and may be converted into shares at equal to lower of $0.09 or 65% of the arithmetic average of the lowest closing bid prices of the Company’s shares during the consecutive twenty day trading period prior to notice of conversion.

During the year ended December 31, 2012, the Company issued 500,000 shares to the holder of the note in exchange for the note holder’s agreement to forbear from pursuing collections actions on the outstanding note (Note 9) and converted the promissory note into three convertible notes (Note 5).

During the year ended December 31, 2012, the Company issued additional promissory notes in the amount of $67,942, of which $38,000 of promissory notes were issued to an officer and a director of the Company (Note 8). The promissory notes had no interest charges and no fixed repayment terms.

NOTE 8:                 RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $295,600 (2011 - $248,400) in management, consulting and directors’ fees and $90,000 (2011 - $90,000) in research and development services paid to officers and directors during the period;

(b)	recorded $124,209 (2011 - $389,824) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)	converted $50,000 (2011 - $25,000) of debt due to related parties during the period, which were settled with shares.

(d)	issued $38,000 (2011 - $nil) in promissory notes to an officer and director of the Company (Note 7).

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

At December 31, 2012, the Company had amounts owing to directors and officers of $366,697 (2011 - $322,905). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

In May 2012, the Company issued 14,000,000 common shares to consultants pursuant to a consulting agreement (Note 12). At the time of issuance the fair value of the shares was determined to be $1,918,000 based on the quoted market price of $0.137 per share.

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

In November 2012, the Company issued 437,063 shares of its restricted common stock on election by the holder to convert part of a convertible debt (Note 5) at a conversion price of $.0572 per share. The fair value of the shares was determined to be $55,944 based on the quoted market price of $0.128 per share. The Company recorded $30,944 as loss on settlement of debt.

In November 2012, the Company issued 597,185 shares of its restricted common stock on election by the holder to convert part of a convertible debt (Note 5) at a conversion price of $.0586 per share. The fair value of the shares was determined to be $63,003 based on the quoted market price of $0.106 per share. The Company recorded $28,003 as loss on settlement of debt.

In November 2012, the Company issued 228,479 shares of its restricted common stock on election by the holder to convert part of a convertible debt (Note 5) at a conversion price of $.0601 per share. The fair value of the shares was determined to be $21,591 based on the quoted market price of $0.095 per share. The Company recorded $7,854 as loss on settlement of debt.

In December 2012, the Company issued 1,078,477 shares of its restricted common stock as payment of installment of $65,032 for a convertible debt (Note 5) at a conversion price of $.0603 per share. The fair value of the shares was determined to be $96,523 based on the quoted market price of $0.09 per share. The Company recorded $31,491 as loss on settlement of debt.

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

In October and November 2011, the Company received subscription proceeds of $635,000 and converted debt of $115,250. As of December 31, 2012, the Company issued 4,068,334 shares of common stock in a private placement and has $140,000 in subscription proceeds for which the common shares have yet to be issued. The subscribers purchased one unit for each $0.15 of subscription proceeds. Each unit consists of 1 share of Company’s common stock and half a warrant exercisable at $0.40, which expires in two years. The fair value of these warrants was determined to be $287,000.

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

On September 7, 2010, the Company granted 250,000 stock options at an exercise price of $0.35 per share, vesting monthly over a twenty four month period, to a director of the Company. The term of the options is ten years. The fair value of the new grant was estimated at $47,500, or $0.19 per option, using the Black-Scholes Option Pricing Model with a risk free interest rate of 2.61%, a dividend yield of 0%, an expected volatility of 249.6%, and an expected life of 10 years. The expensed portion of the value of these options during the year ended December 31, 2011 was $1,979, which was recorded as stock based management compensation.

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

On April 30, 2012, the Company granted 250,000 stock options to a management at an exercise price of $0.18 per share, vesting monthly over thirty six month period. The aggregate fair value of the grant was estimated at $45,000, or $0.18 per option, using the Black-Scholes Option Pricing Model with weighted average assumptions as follows: a risk free interest rate of 1.95%, a dividend yield of 0%, an expected volatility of 199.0%, and an expected life of 10 years.

On May 8, 2012, the Company granted 250,000 stock options to a consultant at an exercise price of $0.17 per share, vesting monthly over twelve month period. The aggregate fair value of the grant was estimated at $40,000, or $0.17 per option, using the Black-Scholes Option Pricing Model with weighted average assumptions as follows: a risk free interest rate of 1.71%, a dividend yield of 0%, an expected volatility of 199.0%, and an expected life of 10 years.

The expensed portion of the value of the granted and vested options during the year ended December 31, 2012 was $204,427 (2011 - $456,081) which was recorded as stock based consulting and management fees.

Share purchase options

A summary of the Company’s stock options as of December 31, 2012 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	3,272,000	$0.92	8.65
Issued	3,100,000	0.18	5.98
Cancelled	(94,000)	0.97	-

Balance, December 31, 2011	6,278,000	$0.18	6.85
Issued	500,000	0.17	9.35
Cancelled/Forfeited	(250,000)	0.35	-

Balance, December 31, 2012	6,528,000	$0.18	6.05

At December 31, 2012, the intrinsic value of the vested options was equal to $nil (2011 - $nil).

A summary of the status of the Company’s unvested options as of December 31, 2012 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2011	1,037,709	$0.18
Granted	500,000	0.17
Vested	(1,158,134)	0.18
Cancelled	-	-

Unvested, December 31, 2012	379,575	$0.18

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

In October, 2012, the Company issued 3,000,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to four years from the issuance date. The warrants were issued pursuant to a convertible debt and included within equity. The residual fair value of these warrants was determined to be $62,000.

In December, 2012, the Company issued 1,000,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.10 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a private placement and included within equity. The fair value of these warrants was determined to be $178,000, using the Black-Scholes Option Pricing Model with an expected life of 5 years, a risk free interest rate of 0.87%, a dividend yield of 0%, and an expected volatility of 199.0%.

A summary of the Company’s share purchase warrants as of December 31, 2012 and 2011 changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2010	24,868,300	$0.45	3.24
Issued	7,198,555	0.29	2.63
Exercised, cancelled or expired	(19,960,500)	0.32	-
Balance, December 31, 2011	12,106,355	$0.56	2.81
Issued	5,516,668	0.26	3.32
Extinguished or expired	(714,400)	2.33	-
Balance, December 31, 2012	16,908,623	$0.39	2.19

NOTE 10:  INCOME TAXES

The Company has not identified or quantified any significant temporary differences between the Company’s tax and financial bases of assets and liabilities that result in deferred tax assets, except for the Company’s net operating loss carry-forwards amounting to approximately $18,201,000 at December 31, 2012 (2011 - $13,629,000), which may be available to reduce future year’s taxable income. These carry forwards begin to expire, if not utilized, commencing in 2012. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization does not meet a more likely than not test and accordingly, the Company has recorded a 100% valuation allowance for the potential deferred tax asset relating to these tax loss carry forwards.

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

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes and other temporary adjusted as appropriate for temporary and permanent tax basis differences. The components of these differences are as follows:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Loss before income taxes	$ (5,857,943)	$ (2,028,941)
Corporate tax rate	35.00%	35.00%
Expected tax recovery	(2,050,280)	(710,129)

Increase (decrease) resulting from:
Permanent differences	384,590	152,458
Other items	(3,908)	(3,908)
Change in valuation allowance	1,669,598	561,579
Income tax recovery	$ -	$ -

The Company’s estimated deferred tax assets are as follows:

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011

Deferred tax assets:
Stock option expense	$2,730,750	$2,730,750
Loss carry-forwards and tax pools	9,585,489	7,985,278
Valuation allowance	(12,316,239)	(10,716,028)
Net deferred income tax assets	$-	$-

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

NOTE 11:              SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2012
	Shares/warrants	Amount
		$
Shares issued pursuant to consulting arrangements	14,535,179	1,998,000
Shares issued pursuant to debt settlement agreements	3,014,538	348,282
Shares issued for interest and penalties	1,653,113	245,717

	Year Ended December 31, 2011
	Shares/warrants	Amount
		$
Prepaid portion of fair value of shares issued pursuant to consulting service agreements	-	35,968
Shares issued pursuant to consulting arrangements	2,971,464	646,408
Shares issued pursuant to debt settlement agreements	3,953,413	755,777
Accounts payable settled by issuing shares	1,029,413	200,736

Pursuant to the February 2011 Note settlement agreement entered during the year ended December 31, 2012, the Company issued December 14, 2012 Note in the amount of $252,280 of which, $220,255 was deemed to be for partial settlement of the February 2011 Note (Note 5).

Pursuant to the promissory note settlement agreement entered during the year ended December 31, 2012, the Company issued November 1, 2012 Notes in the amount of $105,000 which was deemed to be full settlement of the promissory note (Note 7).

Pursuant to the 2010 Note settlement and warrant extinguishment agreements entered during the year ended December 31, 2011, the Company issued February 2011 Notes in the amount of $240,000 of which, $80,000 was deemed to be for partial settlement of the 2010 Series A, Series B and Series C warrants (Note 5).

Pursuant to the warrant extinguishment agreement entered during the year ended December 31, 2011, the Company issued an April 2011 Note in the amount of $25,000, which was for partial settlement of the 2010 Series A, Series B and Series C warrants (Note 5).

See Notes 5 and 9 for additional disclosure on non-cash transactions.

	Year Ended December 31,
	2012	2011
Interest paid in cash	$-	$-
Income taxes paid	$-	$-

NOTE 12:               CONTINGENCIES AND COMMITMENTS

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

The Company has agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, will pay all the costs incurred by the Mayo Clinic, not to exceed a total of $841,000. Both Parties agree that within 30 days after the Mayo Clinic informs the Company in writing about the receipt of FDA approval, the parties shall enter into an a formal research agreement. Management anticipates that Phase 1 Trials will begin in the second quarter of 2013. An initial payment of $250,000 will be required within 30 days of receiving notice from the Mayo Clinic that the Phase 1 Trial will commence.

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

The Company has obligations under various research and consulting agreements through December 31, 2014. The aggregate minimum annual payments for the years ending December 31 are as follows:

2013	$845,813
2014	362,284
$1,208,097

Accounts Payable and Accrued Liabilities

	December 31, 2012	December 31, 2011
	$	$

Trade accounts payable	1,680,155	625,063
Accrued liabilities	242,245	74,218
Employee payroll	61,458	-
Accrued interest	74,698	89,760
Other liabilities	-	5,250
	2,058,556	794,291

NOTE 13:              SUBSEQUENT EVENTS

The Company is in default of the secured notes issued in February 2011. No second year amortization payments have been made to the holders as of the anniversary of the notes in February 2013 and April 2013. Interest charges will be accrued at 20% per year. The note holders have not made any demands other than the interest rate penalty and are in discussions with the Company to resolve the matter.

The Company is in default of the October 2012 note to Tonaquint due to the late filing of this annual report. Concurrent with the filing, this default will be cured. The lender has not made any claims under their default provisions and management is working closely with them to mitigate or negate any such claims.

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

As of December 31, 2012, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at December 31, 2012 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate entity level controls due to an ineffective audit committee resulting from the presence of only one of independent member on the current audit committee and the presence of only one outside director on our board of directors; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the fiscal year ended December 31, 2012 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the ineffective audit committee. To this end, Sherry Grisewood was appointed to our audit Committee in 2013. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel will result in improved segregation of duties and provide more checks and balances within the financial reporting department.

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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2012  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Glynn Wilson	66	Chairman, Chief Executive Officer, Principal Executive Officer and a Director
Mark Reddish	58	Vice President Development
Sherry Grisewood	60	Independent Board Member

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

Sherry Grisewood, Director
Sherry Grisewood, CFA, has over 25 years securities industry experience in a range of investment banking, advisory and research-related activities. She is currently associated with Dawson James Securities Inc in a senior banking analytical role. Prior to joining Dawson James, she most recently inaugurated a Lifesciences specialty practice as Managing Director, Lifesciences and Technology Banking for Tripoint Global Equities. Prior to Tripoint, Sherry served as Senior Life Sciences Banker at Jesup & Lamont Securities Corp. and as an independent strategic advisor and consultant for several investment banks over the prior 12 year period. She has participated in over 50 transaction-related projects involving initial public offerings, secondary offerings, PIPE’s, private equity, M&A and licensing transactions.  These deals and projects represented US, Canadian, Scandinavian, UK, Chinese and Australian clients with advanced technologies and the development of nucleic acid therapeutics and delivery systems in the life sciences such as those addressing nucleic acid therapeutics, regenerative medicine, CNS diseases, or leading edge technologies for lifescience special situations. Prior to consulting for investment banks, Sherry served as Director of Research for several mid-tier brokerage companies and a leading independent investment research company.

Sherry holds a Bachelor of Science degree (Highest Honors, 4.0GPA) in Life Science from Ramapo College of New Jersey. She is a member of the American Society of Gene and Cell Therapy, the Tissue Engineering and Regenerative Medicine Society International, the Society of Biomaterials, the CFA Institute and the NY Society of Security Analysts.

Term of Office
Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees
On December 31, 2012 we had 6 full-time employees.

Audit Committee
Our Board of Directors has established an Audit Committee which functions pursuant to a written charter adopted by our Board of Directors in March 2004. The members of our Audit Committee as of December 31, 2012 were Dr. Wilson, Mr. Reddish and Mr. Fuller.

Our Board of Directors has determined that our Audit Committee does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Board of Directors believes that it is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting and that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome at this time. In a subsequent development in March 2013, the Company appointed Sherry Grisewood to the Board of Directors. Ms. Grisewood has over 25 years of securities industry experience in a range of investment banking, advisory and research-related activities. Ms. Grisewood is leading the audit committee.

Compensation Committee
Dr. Wilson and Ms Sherry Grisewood serve on our compensation committee, which is now led by Sherry Grisewood.

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

Code of Conduct
We have adopted a Code of Conduct policy that applies to all directors and officers. The code describes the legal, ethical and regulatory standards that must be followed by the directors and officers of the Company and sets forth high standards of business conduct applicable to each director and officer. A copy of the Code of Conduct can be viewed on our website at the following URL: http://www.tapimmune.com/investors/corporate_info/

Compliance with Section 16(a) of the Exchange Act
Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2012.

ITEM 11.                EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
The following table sets forth the compensation paid to our executive officers for their services as executive officers during our fiscal years ended December 31, 2012 and December 31, 2011:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Glynn Wilson Chairman, CEO and Principal Executive Officer and Acting Principal Accounting Officer	2012 2011	180,000 180,000	Nil Nil	Nil Nil	Nil 321,438	Nil Nil	180,000 501,438
Denis Corin Former CFO, Acting Principal Accounting Officer and a director	2012 2011	62,040 159,600	Nil Nil	Nil Nil	6,720 43,425	Nil Nil	68,760 203,025
Mark Reddish VP Development	2012	150,000	Nil	Nil	45,000	Nil	195,000

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

The following table sets forth information as at December 31, 2012 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End Table
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
	Options	Options	Unearned	Exercise	Expiration
Name	(exercisable)	(unexercisable)	Options	Price	Date

Glynn Wilson	40,000	Nil	Nil	$0.17(3)	07/06/17
Chairman, CEO and Principal Executive	1,600,000(2)	Nil	Nil	$0.17(3)	10/14/19
Officer	160,000(2)	Nil	Nil	$0.17	02/16/21
	1,937,500(2)	Nil	62,500	$0.19	03/16/16

Denis Corin	80,000	Nil	Nil	$0.17(3)	07/06/17
Former President, CFO, Acting Principal	1,100,000(2)	Nil	Nil	$0.17(3)	10/14/19
Accounting Officer and a director	160,000(2)	Nil	Nil	$0.17	02/16/21
	168,000(2)	Nil	82,000	$0.17	05/08/22

Mark Reddish	200,000	Nil	Nil	$0.17	02/16/21
VP Development	55,556	Nil	194,444	$0.18	04/30/22

(1)	Mr. Corin was appointed Secretary, Treasurer, CFO and Acting Principal Accounting Officer on July 16, 2010. Mr. Corin resigned on May 8, 2012.
(2)	The plan under which these shares were issued was approved by the Board of Directors and the shareholders in 2009 but did not come into effect until February 22, 2010.
(3)	Effective February 16, 2011, the option exercise price was reduced to $0.17.

The following table sets forth information relating to compensation paid to our directors for their services as directors in the fiscal year ended December 31, 2012, and excludes compensation paid to our directors for their services as executive officers:

Director Compensation Table
Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Glynn Wilson	Nil	Nil	Nil	Nil	Nil

Denis Corin	Nil	Nil	Nil	Nil	Nil

Lynn M. DePippo	Nil	Nil	Nil	Nil	Nil

Employment, Consulting and Services Agreements

On June 30, 2007, with an effective date of May 1, 2007, our Board of Directors approved an amended executive services agreement with Mr. Corin with a one year term with automatic annual renewal. The amended agreement, provides for an increase in the month consulting fees to $10,000 USD per month through the term of the agreement, with annual increase of 10% and providing for the granting of an aggregate of not less than 1,180,000 stock options to acquire a similar number of our common shares at an exercise price of $0.97 per share for a period of not less than ten years from the date of grant as amended. In May 2012, the Company entered into a new one year consulting services agreement superseding the previous management consulting agreement with Mr. Corin to provide expertise in the areas of finance and corporate development to the Management and Board of TapImmune. The consulting services agreement provides for a consulting fee of $12,000 per month from May 2012 to December 2012 and $10,000 for the following four months. The Company also granted 250,000 options to Mr. Corin, vesting equally over twelve months at an exercise price of $0.17 with a ten year term.

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

We have a compensation committee that is comprised of Dr. Wilson and Ms. Grisewood. All compensation is recommended and resolved by the compensation committee and board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth, as of the date of this Annual Report certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o TapImmune Inc., 1551 Eastlake Avenue East, Suite 100, Seattle, Washington, 98102. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)		Percent of Class
Directors and Officers:
Glynn Wilson 1551 Eastlake Avenue East, Suite 100, Seattle, Washington	4,951,226	(2)	5.34%

Mark Reddish, VP Development 1551 Eastlake Avenue East, Suite 100, Seattle, Washington	255,556		0.34%
Sherry Grisewood 1551 Eastlake Avenue East, Suite 100, Seattle, Washington	[-----	]	[----- ]
All executive officers and directors as a group (3 persons)	5,206,782		6.83%

Major Stockholders:
Michael Gardner (4)	5,600,000		6.0%
Sailesh Barchha (4)	5,600,000		6.0%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there were 92,728,474 shares of common stock issued and outstanding.

(2)
This figure includes (i) 1,213,726 shares of common stock; and (ii) 1,800,000 options to acquire an equivalent number of common shares at $0.17 for 10 years and 2,000,000 options to acquire an equivalent number of common shares at $0.19 for 5 years, where 1,937,500 are fully vested.

(3)	Indicates 200,000 vested options exercisable at $0.17 and 55,556 vested options exercisable at $0.18.
(4)	Although we contest this issuance, we are reporting it as if it was a valid issuance.

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
4.	any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

We had transactions with certain of our officers and directors during our fiscal year ended December 31, 2012 as follows:

(e)	incurred $295,600 (2011 - $248,400) in management, consulting and directors’ fees and $90,000 (2011 - $90,000) in research and development services paid to officers and directors during the period;

(f)	recorded $124,209 (2011 - $389,824) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(g)	converted $50,000 (2011 - $25,000) of debt due to related parties during the period, which were settled with shares.

(h)	issued $38,000 (2011 - $nil) in promissory notes to an officer and director of the Company.

All related party transactions (other than stock based consideration) involving provision of services were recorded at the exchange amount, which is the amount established and agreed to by the related parties as representing fair value. The Company accounted for the debt settlement transactions with related parties at management’s estimate of fair value, which is evidenced by settlements between arm’s length parties.

At December 31, 2012, the Company had amounts owing to directors and officers of $366,697 (2011 - $322,905). These amounts were in the normal course of operations. Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2012 and 2011. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Audit Fees	$40,000	$40,000
Audit Related Fees	$19,000	$24,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
	$59,000	$64,000

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

21.1	Subsidiaries of TapImmune Inc. filed as an Exhibit to the Company's Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.

By:	/s/ Glynn Wilson
Glynn Wilson
Chairman, Chief Executive Officer,
Principal Executive Officer and Acting Principal Accounting Officer

Date: May 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:
Glynn Wilson, Director

By:
Mark Reddish, Director

By:
Sherry Grisewood, Director