Form 10-Q
period 2013-03-31
TAPIMMUNE INC
filed 2013-05-21
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

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

(206) 504 7278
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

Yes ☐ No ☒

As of May 9, 2013, the Company had 92,728,474 shares of common stock issued and outstanding.

__________

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Description	Page

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	3

Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and for the Period from July 27, 1999 (Date of Inception) to March 31, 2013 (Unaudited)	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31 2013 and 2012 and for the Period from July 27, 1999 (Date of Inception) to March 31, 2013 (Unaudited)	5

Notes to the Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$ 4,436	$ 50,679
Due from government agency	1,099	1,077
Prepaid expenses and deposits	118,954	15,004
Deferred financing costs (Note 5)	26,867	37,452
	151,356	104,212

	$ 151,356	$ 104,212

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$ 2,055,493	$ 2,058,556
Research agreement obligations (Note 3)	443,534	415,998
Derivative liability – conversion option (Note 4)	531,600	798,300
Derivative liability – warrants (Note 4)	462,293	677,086
Convertible notes payable (Note 5)	1,964,171	1,376,230
Loans payable (Note 6)	10,000	10,000
Promissory note (Note 7)	67,942	67,942
Due to related parties (Note 8)	117,197	366,697
	5,652,230	5,770,809

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 150,000,000 shares authorized
87,571,984 shares issued and outstanding (2012 – 76,402,958)	87,573	76,404
Additional paid-in capital	44,763,651	43,545,947
Shares and warrants to be issued (Note 9)	367,405	352,859
Deferred compensation (Note 9)	-	-
Deficit accumulated during the development stage	(50,656,413)	(49,580,159)
Accumulated other comprehensive loss	(63,090)	(61,648)
	(5,500,874)	(5,666,597)

	$ 151,356	$ 104,212

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5 and 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from July 27, 1999 (inception) to March 31, 2013

EXPENSES
Consulting	$ 30,000	$ -	$ 2,251,500
Consulting - stock-based (Note 9)	67,812	133,908	8,106,184
Depreciation	-	-	213,227
General and administrative	207,318	141,890	4,136,670
Interest and financing charges (Note 4)	334,888	96,726	6,910,975
Management fees (Note 8)	58,500	80,100	3,126,154
Management fees - stock-based (Notes 8 and 9)	15,563	29,563	4,464,561
Professional fees	83,660	74,129	5,499,769
Research and development (Note 8)	242,980	115,465	7,211,575
Research and development - stock-based	-	-	612,000
	1,040,721	671,781	42,532,615
NET LOSS BEFORE OTHER ITEMS	(1,040,721)	(671,781)	(42,532,615)
OTHER ITEMS
Foreign exchange (loss) gain	12,533	(7,783)	58,220
Changes in fair value of derivative liabilities (Note 4)	526,193	71,062	5,137,860
Loss on debt financing (Note 5)	-	-	(1,373,263)
Gain (loss) on settlement of debt (Note 8)	(574,259)	9,930	(12,265,060)
Gain on extinguishment of derivative liabilities - warrants (Note 5)	-	-	290,500
Interest income	-	-	33,344
Loss on disposal of assets	-	-	(5,399)
NET LOSS	$ (1,076,254)	$ (598,572)	$ (50,656,413)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	80,694,680	52,470,198

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from July 27, 1999 (inception) to March 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (1,076,254)	$ (598,572)	$ (50,656,413)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	-	1,373,263
Changes in fair value of derivative liabilities	(526,193)	(71,062)	(5,137,860)
Loss (gain) on settlement of debt	574,259	(9,930)	12,265,060
Gain on extinguishment of derivative liabilities - warrants	-	-	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	-	96,726	5,468,499
Stock based compensation	83,375	163,471	13,198,995
Changes in operating assets and liabilities:
Due from government agency	-	(24)	(1,055)
Prepaid expenses and deposits	(103,950)	15,152	(142,954)
Deferred financing costs	10,585	3,827	(1,618)
Accounts payable and accrued liabilities	539,348	24,268	6,153,469
Research agreement obligations	27,536	43,761	661,665
NET CASH USED IN OPERATING ACTIVITIES	(471,294)	(332,383)	(16,890,822)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	235,951	85,000	11,096,526
Convertible notes, net	-	-	2,123,906
Proceeds from loans payable	-	-	428,000
Notes and loans payable	-	-	919,845
Advances from related parties	80,500	20,900	1,873,634
Proceeds from exercise of warrants	108,600	-	108,600
Stock subscriptions	-	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	425,051	105,900	16,690,511

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED by INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	(46,243)	(226,483)	4,436
CASH, BEGINNING OF YEAR	50,679	250,234	-
CASH, END OF YEAR	$ 4,436	$ 23,751	$ 4,436

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 (UNAUDITED)

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at March 31, 2013, the Company had a working capital deficiency of $5,500,874 and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Additional funding was raised through equity and debt placements in 2013 and 2012, and management intends to continue restructuring outstanding debt and equity instruments. Additional capital is required currently to expand programs including pre-clinical work and to establish future manufacturing contracts necessary for clinical trials for the lead TAP (Transporters of Antigen Processing) vaccine and infectious disease adjuvant technology. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

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

Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K filed on May 15, 2013, with the U.S. Securities and Exchange Commission.

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

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at March 31, 2013, the Company had accrued $443,535 (€345,957) under the amended agreement, inclusive of interest on outstanding amounts. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received any notice terminating the license agreement. Management plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will be maintained or that Management will successfully negotiate new terms.

Mayo Clinic –License Option Agreement

For details regarding the license option agreement with Mayo Clinic, please refer to Note 11.

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

	December 31, 2012				March 31, 2013
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	0.08 to 3.78	0.02% to 0.36%	0.00%	199%	0.01 to 3.53	0.04% to 0.36%	0.00%	199%

	December 31, 2012				March 31, 2013
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Conversion Option	0.003 to 0.89	0.05% to 0.19%	0.00%	100.88% to 141.21%	0.049 to 0.64	0.04% to 0.17%	0.00%	108.00% to 123.76%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

As of March 31, 2013
Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 462,293	-	-	$ 462,293	$ 462,293
Derivative liability – conversion option	531,600	-	-	531,600	531,600
Total	$ 993,893	-	-	$ 993,893	$ 993,893

As of December 31, 2012
Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 677,086	-	-	$ 677,086	$ 677,086
Derivative liability – conversion option	798,300	-	-	798,300	798,300
Total	$ 1,475,386	-	-	$ 1,475,386	$ 1,475,386

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and the year ended December 31, 2012:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2011	$ 1,317,834	$ -	$ 1,317,834
Additions during the year	-	737,700	737,700
Total unrealized (gains) or losses included in net loss	(597,127)	60,600	(536,527)
Debt settlement	(43,621)	-	(43,621)
Transfers in and/or out of Level 3
Balance, December 31, 2012	677,086	798,300	1,475,386
Additions during the year	-	44,700	44,700
Total unrealized (gains) or losses included in net loss	(214,793)	(311,400)	(526,193)
Transfers in and/or out of Level 3
Balance, March 31, 2013	$ 462,293	$ 531,600	$ 993,893

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

Note 5: CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current year:

	Face Value	Principal Repayment/ Settlement	Unamortized Note Discount	Balance at March 31, 2013

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$ 1,184,694	$ 203,836	$ 120,496	$ 860,362

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	34,681	180,319

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	3,271	26,729

August 8, 2012 Convertible Note
Note due August 8, 2013	111,430	65,970	16,193	29,267

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	-	-	27,500

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	-	7,780	12,220

September 18, 2012 Convertible Note
Note due October 1, 2013	82,500	61,750	10,072	10,678

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	184,438	155,562

November 1, 2012 Convertible Note
Note due April 30, 2013	31,471	15,000	2,381	14,090

November 20, 2012 Convertible Note
Note due November 20, 2013	55,710	-	35,715	19,995

December 14, 2012 Convertible Note
Note due April 18, 2013	189,210	189,210	-	-

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	-	-	50,000

January 5, 2013 Convertible Notes	567,729	-	-	567,729

February 27, 2013 Convertible Note
Note due February 27, 2014	55,710	-	45,990	9,720
Total	$ 2,960,954	$ 535,766	$ 461,017	$ 1,964,171

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

The Company paid a finders’ fee of $41,500. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At March 31, 2013, $11,597 of the $26,867 in deferred financing costs relates to the February 2011 Notes which remains unamortized, and is presented in the current assets on the Company’s Balance Sheet.

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

During the year ended December 31, 2012, one of the investors settled the principal amount of $203,836 and accrued interest of $16,419 of the February 2011 Notes in exchange for December 14, 2012 Convertible Note (the “December 14, 2012 Note”).

For the three months ended March 31, 2013, accretion of the debt discount of $32,862 was recorded for the February 2011 Notes.

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

The Company paid a finders’ fee of $4,550. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At March 31, 2013, $1,517 of the $26,867 in deferred financing costs relates to the April 2011 Notes which remains unamortized, and is presented in the current assets on the Company’s Balance Sheet.

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

For the three months ended March 31, 2013, accretion of the debt discount of $8,459 was recorded for the April 2011 Notes.

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

For the three months ended March 31, 2013, accretion of the debt discount of $682 was recorded for the June 2011 Note.

August 8, 2012 Convertible Note

On August 8, 2012, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “August 8, 2012 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $111,430. Consideration under the notes consisted of $92,000 in cash proceeds after $8,000 payment of finders’ fee and an original issue discount of $11,430. The note holder has the option to convert a portion or all of the outstanding balance of the August 8, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 70% of the lowest traded price in the 25 trading days prior to conversion.

The August 8, 2012 Note carries no interest if the Company repays the note within 90 days from issuance. If the Company does not repay the note within 90 days, a one-time interest of 5% shall apply to the principal sum.

The finder’s fee of $8,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At March 31, 2013, $1,360 of the $26,867 in deferred financing costs relates to the August 8, 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

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

During the three months ended March 31, 2013, the investor converted $65,970 and accrued interest of the August 8, 2012 Note into common shares (Note 9). The balance remaining on the August 8, 2012 Note as on March 31, 2013 was $45,460.

For the three months ended March 31, 2013, accretion of the debt discount of $11,209 was recorded for the August 8, 2012 Note.

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

The Company has not repaid the August 12, 2012 Note as of March 31, 2013, which is in default.

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

For the three months ended March 31, 2013, accretion of the debt discount of $4,932 was recorded for the August 20, 2012 Note.

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

The finder’s fee of $6,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At March 31, 2013, $755 of the $26,867 in deferred financing costs relates to the September, 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

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

During the three months ended March 31, 2013, the investor converted $61,750 and accrued interest of the September 18, 2012 Note into common shares (Note 9). The balance remaining on the September 18, 2012 Note as on March 31, 2013 was $20,750.

For the three months ended March 31, 2013, accretion of the debt discount of $4,954 was recorded for the September, 2012 Note.

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

The legal fee of $10,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At March 31, 20132, $5,425 of the $26,867 in deferred financing costs relates to the October 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

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

The warrants include price adjustment provisions whereby the exercise price will be adjusted downwards based on future grants, which results in a share issuance at a per share amount less than $0.25 per share, or repricing of any existing warrants to a lower price. During the three months ended March 31, 2013, the investor converted 1,898,588 share warrants into shares at a price of $0.0572 per share (Note 9).

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

For the three months ended March 31, 2013, accretion of the debt discount of $83,836 was recorded for the October 2012 Note.

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

During the three months ended March 31, 2013, the investor converted $15,000 and accrued interest of the November 1, 2012 Note into common shares (Note 9). The balance remaining on the November 1, 2012 Note as on March 31, 2013 was $16,471.

For the three months ended March 31, 2013, accretion of the debt discount of $7,144 was recorded for the November 1, 2012 Note.

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

The finder’s fee of $4,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At March 31, 2013, 2,564 of the $26,867 in deferred financing costs relates to the November 20, 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

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

For the three months ended March 31, 2013, accretion of the debt discount of $13,889 was recorded for the November 20, 2012 Note.

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

During the three months ended March 31, 2013, the investor converted the remaining balance of the note of $189,210 and accrued interest on the December 14, 2012 Note into common shares (Note 9).

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

January 5, 2013 Convertible Notes

On January 5, 2013, the Company exchanged payable due to related parties into convertible notes (the “January 5, 2013 Notes”) with no terms of repayment and no interest charges in the aggregate principal amount of $567,729. The related parties have the option to convert a portion or all of the outstanding balance of the January 5, 2013 Notes into shares of the Company’s common stock at a conversion rate of $0.08 per share.

February 27, 2013 Convertible Note

On February 27, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “February 27, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $55,710. Consideration under the notes consisted of $46,000 in cash proceeds after $4,000 payment of finders’ fee and an original issue discount of $5,710. The note holder has the option to convert a portion or all of the outstanding balance of the February 27, 2013 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 70% of the lowest traded price in the 25 trading days prior to conversion.

The February 27, 2013 Note carries no interest if the Company repays the note within 90 days from issuance. If the Company does not repay the note within 90 days, a one-time interest of 5% shall apply to the principal sum.

The finder’s fee of $4,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At March 31, 2013, $3,649 of the $26,867 in deferred financing costs relates to the February 27, 2013 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $44,700 and recognized as a derivative liability and the debt was recorded at $5,300. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.17%, dividend yield of 0% and volatility of 123.76%. The debt discount is being accreted over the one year term of the February 27, 2013 Note using the effective interest rate method.

For the three months ended March 31, 2013, accretion of the debt discount of $4,420 was recorded for the February 27, 2013 Note.

Note 6: Loans payable

As at March 31, 2013, there were unsecured loan advances from third parties in the amount of $10,000 (December 31, 2012 - $10,000), which is due on demand. The loan is accruing interest of 10% per annum.

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

Note 8: Related Party Transactions

During the three months ended March 31, 2013, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)                 incurred $88,500 (March 31, 2012 - $80,100) in management, consulting and directors’fees and $33,000 (March 31, 2011 - $22,500) in research and development services paid or accrued to officers and directors during the period;

(b)                 recorded $25,643 (March 31, 2012 - $29,562) in stock based compensation for the fair value of options granted to management and consultants that were granted and or vested during the period;

(c)                 converted $nil (March 31, 2012 - $50,000) of debt due to related parties during the period, which were settled with shares.

(d)                 converted $567,729 (2012 - $nil) of payable into convertible notes to officers, consultant and a director of the Company (Note 7).

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

At March 31, 2013, the Company had amounts owing to directors, consultants and officers of $755,925 (December 31, 2012 - $293,805). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

2013 Share Transactions

In January 2013, the Company issued 231,332 shares of its restricted common stock for conversion of one of the two November 1, 2012 Note (Note 5) at a conversion price of $.0662 per share. The fair value of the shares was determined to be $36,550 based on the quoted market price of $0.158 per share. The Company recorded $21,230 as loss on settlement of debt.

In February 2013, the Company issued 250,000 common shares to a consultant pursuant to a consulting agreement. The fair value of the shares was determined to be $28,925 based on the quoted market price of $0.116 per share.

In February 2013, the Company issued 1,898,588 common shares on conversion of warrants at an exercise price of $0.0572. The fair value of the shares was determined to be $246,816 based on the quoted market price of $0.13 per share. The Company recorded $138,217 as loss on settlement of debt.

In March 2013, the Company issued 100,000 common shares to a consultant pursuant to a consulting agreement. The fair value of the shares was determined to be $10,010 based on the quoted market price of $0.1001 per share.

In February and March 2013, the Company received subscription proceeds of $242,950. The subscribers purchased 3,470,709 share units at $0.07 per unit. Each unit consists of one share of Company’s common stock and one warrant exercisable at $0.07, which expires in two years. The fair value of these warrants was determined to be $245,000.

During the period ended March 31, 2013, the Company issued 3,176,334 shares of its restricted common stock for conversion of December 14, 2012 Note (Note 5) at a conversion price of $.0603 per share. The fair value of the shares was determined to be $404,849 based on the average quoted market price of $0.1245 per share. The Company recorded $213,316 as loss on settlement of debt.

During the period ended March 31, 2013, the Company issued 992,063 shares of its restricted common stock for partial conversion of September 18, 2012 Note (Note 5) at an average conversion price of $.0695 per share. The fair value of the shares was determined to be $125,179 based on the average quoted market price of $0.1228 per share. The Company recorded $55,179 as loss on settlement of debt.

During the period ended March 31, 2013, the Company issued 1,050,000 shares of its restricted common stock for partial conversion of August 8, 2012 Note (Note 5) at an average conversion price of $.0681 per share. The fair value of the shares was determined to be $110,700 based on the average quoted market price of $0.1063 per share. The Company recorded $39,160 as loss on settlement of debt.

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

The expensed portion of the value of the vesting options during the three months ended March 31, 2013 was $29,894 (March 31, 2012 - $43,482) which was recorded as stock based consulting and management fees. During the periods, stock-based consulting and management fees also includes share and warrant based compensation.

Share purchase options

A summary of the Company’s stock options as of March 31, 2013 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	6,278,000	$ 0.18	6.85
Issued	500,000	0.17	9.35
Cancelled	(250,000)	0.35	-

Balance, December 31, 2012	6,528,000	$ 0.18	6.05
Issued	-	-	-
Cancelled/Forfeited	-	-	-

Balance, March 31, 2013	6,528,000	$ 0.18	5.80

At March 31, 2013, the intrinsic value of the vested options was equal to $nil (March 31, 2012 - $nil).

A summary of the status of the Company’s unvested options as of December 31, 2012 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2012	379,575	$ 0.18
Granted	-	-
Vested	(171,336)	0.18
Cancelled	-	-

Unvested, March 31, 2013	208,239	$ 0.17

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

In March, 2013, the Company issued 3,470,709 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.07 per share for an exercise period of up to two years from the issuance date. The warrants were issued pursuant to a private placement and included within equity. The fair value of these warrants was determined to be $245,000, using the Black-Scholes Option Pricing Model with an expected life of 2 years, a risk free interest rate of 0.24%, a dividend yield of 0%, and an expected volatility of 131.02%.

A summary of the Company’s share purchase warrants as of March 31, 2013 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	12,106,355	$ 0.56	2.81
Issued	5,516,668	0.26	3.32
Exercised, cancelled or expired	(714,400)	2.33	-
Balance, December 31, 2012	16,908,623	$ 0.39	2.19
Issued	3,470,709	0.07	2.00
Exercised	(1,898,588)	0.06	-
Extinguished or expired	(1,950,000)	0.53	-
Balance, March 31, 2013	16,530,744	$ 0.32	2.57

Note 10: Supplemental Cash Flow Information AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31, 2013
	Shares/warrants	Amount
		$
Shares issued pursuant to consulting arrangements	350,000	38,935
Shares issued pursuant to notes conversion	5,476,848	348,845

	Three Months Ended March 31, 2012
	Shares/warrants	Amount
	$
Shares issued pursuant to debt settlement agreements	1,363,112	$211,187

See Notes 5 and 9 for additional disclosure on non-cash transactions.

	Period Ended March 31,
	2013	2012

Interest paid in cash	$ -	$ -
Income taxes paid	$ -	$ -

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

The Company has agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, will pay all the costs incurred by the Mayo Clinic, not to exceed a total of $841,000, of which, $500,000 has been accrued as of December 31, 2012. Both Parties agree that within 30 days after the Mayo Clinic informs the Company in writing about the receipt of FDA approval, the parties shall enter into an a formal research agreement. Management anticipates that Phase 1 Trials will begin in the second quarter of 2013. An initial payment of $250,000 will be required within 30 days of receiving notice from the Mayo Clinic that the Phase 1 Trial will commence.

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

In May 2012, the Company entered into a one year consulting services agreement superseding the previous management consulting agreement with Mr. Corin to provide expertise in the areas of finance and corporate development to the Management and Board of TapImmune. The consulting services agreement provides for a consulting fee of $12,000 per month from May 2012 to December 2012 and $10,000 for the following four months. The Company also granted 250,000 options to Mr. Corin, vesting equally over twelve months at an exercise price of $0.17 with a ten year term.

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

The Company has obligations under various research and consulting agreements through December 31, 2014. The aggregate minimum annual payments for the years ending December 31 are as follows:

2013	$638,316
2014	22,284
$660,599

Refer to Note 13 Subsequent Events.

Note 12: accounts payable and accrued liabilities

Accounts Payable and Accrued Liabilities

	March 31, 2013	December 31, 2012
	$	$

Trade accounts payable	1,680,155	1,680,155
Accrued liabilities	242,245	242,245
Employee payroll	61,458	61,458
Accrued interest	74,698	74,698
	2,058,556	2,058,556

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

The Company is in default of the October 2012 note to a note holder due to the late filing of this annual report. Concurrent with the filing, this default will be cured. The lender has not made any claims under their default provisions and management is working closely with them to mitigate or negate any such claims.

In May 2013, the Company recovered 2,800,000 of 14,000,000 common shares issued to a consultant during the year ended December 31, 2012, under a settlement agreement.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three Months Ended March 31, 2013 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Phase I Human Clinical Trials– HER2/neu Vaccine Technology – Mayo Clinic

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. An IND for Phase I human clinical trials on the HER2/neu cancer vaccine in collaboration with the Mayo Clinic was allowed by the FDA in July, 2011 and the Mayo IRB approved the trial on May 4 2012. Patient dosing has started, and interim safety analysis on the first five patients is complete and was successful. The trial is ongoing and we expect to be able to release interim data in the next few months.

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

The cost of funding our current Phase I clinical program in HER2/neu breast cancer at the Mayo Clinic is approximately $850,000 and is mostly paid off as this report. We anticipate that on-going preclinical studies and Phase I studies on our TAP expression vectors will cost approximately $5million. We intend to progress our infectious disease programs with non-dilutive grant funding as well. In collaboration with the Vaccine Group at the Mayo Clinic we will continue development of our smallpox vaccine and to expand the use of our TAP platform to emerging pathogens that could be either pandemic or bioterrorist threats.

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

On April 16, 2012, we announced an Exclusive Agreement with the Mayo Foundation for Education & Research, Rochester, MN, to License a proprietary MHC Class I HER2/neu antigen technology. This antigen was discovered in the laboratory of Dr. Keith Knutson at the Mayo Clinic. In contrast to Class I antigens in clinical testing this novel antigen is naturally produced in the intracellular proteasome and presented to T-cells as the MHC Class I peptide complex. Scientific details of this new work was presented by Andrea Henle of Dr. Knutson’s lab at the Annual Meeting of The American Association of Immunologists held in Boston, MA, May 2012 and by Mark Reddish, Head of Development at TapImmune at the Third Annual Cancer Vaccines and Active Immunity Summit, Boston, June 26, 2012. A peer-reviewed manuscript from the Knutson lab, which describes the science in detail, has been accepted for publication in Journal of Immunology.

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

Our Financial Condition

During the next 12 months, we anticipate that we will not generate any sales revenue but may receive grant funding. We had cash of $4,436 and a working capital deficit of $5,500,874 at March 31, 2013. We will require significant additional financial resources and will be dependent on future financings to fund our ongoing research and development as well as other working capital requirements.

Plan of Operation and Funding

As a vaccine component, the gene based TAP technology has the potential to significantly improve the efficacy of both prophylactic and immunotherapeutic vaccines as it addresses a fundamental mechanism for T cell recognition and response. We believe that, unlike other vaccine technologies that address only the initiation of immune responses, TAP expression also has the unique ability to enhance the effector function of mature killer T cells. This enhancement of effector function is potentially complementary to any/all vaccine approaches that are designed to enhance cellular responses. Therefore, we envisage establishing multiple collaborative partnerships as we progress gene-based TAP development and research in the clinic. The exploitation of this key mechanism is highlighted by two collaborations with the Mayo Clinic in Rochester, MN and their progress in 2012 and Q1 2013.

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

Our Gene-based TAP vaccines also have the potential to significantly improve the efficacy of prophylactic vaccines for viral pandemics and as agents for biodefense. In a novel approach to the development of a smallpox vaccine, in our collaboration with the Mayo Clinic, research studies have progressed well and are now testing unique and patentable smallpox antigens in combination with TAP technology. Once these feasibility studies are complete we would move to larger preclinical animal studies, and Phase I safety trials. This study will also act as a platform for more extensive use of gene-based TAP vectors for biodefense. We will be seeking non-dilutive avenues to finance and advance this program by way of biodefense focused grants and contracts. We have the exclusive option to license the patented Mayo technology that is derived from this collaboration.

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

In 2012 and Q1 2013, we continued to made significant progress with very few resources. Progress in developing vectors for expression of antigens and TAP as a boost strategy has led to new intellectual property that we intend to file in the second quarter of 2013. On the technology and product pipeline side, management believes that the company is fundamentally strong and poised to be a leading company in a highly attractive and expanding market.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

We are a development stage company. We recorded a net loss of $1,076,000 during the three months ended March 31, 2013 compared to $599,000 for the three months ended March 31, 2012.

Operating costs increased to $1,041,000 during the three months ended March 31, 2013 compared to $672,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•         Consulting fees increased to $30,000 during the three months ended March 31, 2013 from $nil during the prior period, due to a new consulting agreement entered into in April 2012.

•         Consulting fee – stock-based decreased to $68,000 during the three months ended March 31, 2013 from $134,000 during the prior period. The lower current period expense is primarily due to decreased share based payments to the consultants compared to the prior period.

•         General and administrative expenses increased to $207,000 in the three months ended March 31, 2013 from $142,000 in the prior period, with the increase resulting from increased staff and rental costs at the Company’ Seattle office and higher travel related expense in the current period.

•         Interest and finance charges increased to $335,000 during the three months ended March 31, 2013 from $97,000 during the prior period. Current and prior period interest charges are primarily accretion of convertible debt notes as additional convertible notes were issued in the second half of 2012.

•         Management fees decreased to $59,000 during the three months ended March 31, 2013 from $80,000 during the prior period due to decrease in compensation to management in the current period.

•         Management fees – stock-based decreased to $16,000 during the three months ended March 31, 2013 from $30,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•         Professional fees increased to $84,000 during the three months ended March 31, 2013 from $74,000 during the prior period, due to higher legal fees incurred relating to debt restructuring in the current period.

•         Research and development increased to $243,000 during the three months ended March 31, 2013 from $115,000 during the prior period. This was due to higher technology licensing fee accrued for payments due to Mayo clinic and Crucell Holland B.V. in the current period.

Liquidity and Capital Resources

At March 31, 2013, we had $4,000 in cash. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below. We decreased our net cash by $46,000 during the three months ended March 31, 2013 compared to an increase of $226,000 during the prior period.

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2013 was $471,000 compared to $332,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2013 was $Nil compared to $Nil during the prior period.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2013 was $425,000 compared to $106,000 during the prior period. Current period financing consisted of proceeds from private placements and advances from related parties while prior period financing relates to proceeds from convertible notes and advances from related parties.

At March 31, 2013, we had 6,528,000 stock options and 16,530,744 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.18 per share, with the warrants having a weighted average exercise price of $0.32 per share. Accordingly, as of March 31, 2013, the outstanding options and warrants represented a total of 23,058,744 shares issuable for proceeds of approximately $6,518,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of March 31, 2013, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2013, we issued 231,332 shares of restricted common stock for conversion of a convertible note at a conversion price of $.0662 per share.

In February 2013, we issued 250,000 shares of restricted common stock at $0.116 to a consultant pursuant to a consulting agreement.

In February 2013, we issued 1,898,588 common shares on conversion of warrants at an exercise price of $0.0572.

In March 2013, we issued 100,000 shares of common stock at $0.1001 to a consultant pursuant to a consulting agreement.

In February and March 2013, we issued 3,470,709 units for subscription proceeds of $242,950 at $0.07 per unit. Each unit consists of one share of Company’s common stock and one warrant exercisable at $0.07, which expires in two years.

During the period ended March 31, 2013, we issued 3,176,334 shares of restricted common stock for conversion of a note at a conversion price of $.0603 per share.

During the period ended March 31, 2013, we issued 992,063 shares of restricted common stock for partial conversion of a note at an average conversion price of $.0695 per share.

During the period ended March 31, 2013, we issued 1,050,000 shares of restricted common stock for partial conversion of a note at an average conversion price of $.0681 per share.

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

TAPIMMUNE INC.

/s/ Glynn Wilson ________________________________
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: May 22, 2013.

__________

