Form 10-Q/A
period 2013-03-31
TAPIMMUNE INC
filed 2013-08-19
CIK 1094038

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for TapImmune Inc. (“we” or the “Company”) for the quarterly period ended March 31, 2013, initially filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2013 (the “Original Filing”), is being filed to report restated:

(i)
(a) Cash, (b) Accounts payable, (c) Derivative liability – conversion option, (d) Derivative liability – warrants, (e) Due to related parties, (f)Common stock, (g) Additional paid-in capital, (h) Deficit accumulated during development stage relating to revaluation of derivative liabilities and (i) other adjustments in fiscal year ended December 2012 and

(ii)
(a) Accounts payable, (b) Derivative liability – conversion option, (c) Derivative liability – warrants, (d) Promissory notes, (e) Due to related parties, (f) Common stock, (g) Additional paid-in capital, (h) Deficit accumulated during development stage relating to revaluation of derivative liabilities and (i) other adjustments in the current period.

The restatement of the Company’s adjustments to derivative liabilities and other adjustments arose in connection with management’s review of the Company’s periodic SEC filings.

As a result, on May 21, 2013, the Board of Directors of the Company, determined that the Company’s previously issued consolidated unaudited financial statements and reports filed with the SEC for the quarterly period ended March 31, 2013 should not be relied upon. For a more detailed description of the effects of the restatement, see further discussion in Note 1A, “Restatement of Consolidated Financial Statements” to our consolidated financial statements included in Part I, Item 1 of this report.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in their entirety. However, this Form 10-Q/A only amends and restates Items 1 and 2 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and they are attached as Exhibits 31.1 and 32.1 to this report.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the dates of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to the date of this filing.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Description	Page

Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012 (Restated)	3

Interim Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 and for the Period from July 27, 1999 (Date of Inception) to March 31, 2013 (Unaudited)	4

Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31 2013 and 2012 and for the Period from July 27, 1999 (Date of Inception) to March 31, 2013 (Unaudited)	5

Notes to the Interim Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited) (As restated)	(As restated)
ASSETS
Current Assets
Cash	$4,436	$33,839
Due from government agency	1,099	1,077
Prepaid expenses and deposits	118,954	15,004
Deferred financing costs (Note 5)	26,867	37,452
	151,356	87,372

	$151,356	$87,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$1,898,463	$1,941,716
Research agreement obligations (Note 3)	443,534	415,998
Derivative liability – conversion option (Note 4)	329,900	867,575
Derivative liability – warrants (Note 4)	462,293	977,086
Convertible notes payable (Note 5)	2,064,171	1,476,230
Loans payable (Note 6)	10,000	10,000
Promissory notes (Note 7)	277,942	67,942
Due to related parties (Note 8)	153,846	373,346
	5,640,149	6,129,893

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 150,000,000 shares authorized
87,571,984 shares issued and outstanding (2012 – 76,402,958)	85,674	76,404
Additional paid-in capital	44,456,733	43,483,947
Shares and warrants to be issued (Note 9)	367,405	352,859

Deficit accumulated during the development stage	(50,335,515)	(49,894,083)
Accumulated other comprehensive loss	(63,090)	(61,648)
	(5,488,793)	(6,042,521)

	$151,356	$87,372

RESTATEMENT (Note 1(A))

CONTINGENCIES AND COMMITMENTS (Notes 1, 3, 5 and 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31, 2013 (As restated)	Three Months Ended March 31, 2012	Period from July 27, 1999 (inception) to March 31, 2013 (As restated)

EXPENSES
Consulting	$30,000	$-	$2,251,500
Consulting - stock-based (Note 9)	67,812	133,908	8,106,184
Depreciation	-	-	213,227
General and administrative	207,318	141,890	4,136,670
Interest and financing charges (Note 4)	334,888	96,726	6,910,975
Management fees (Note 8)	58,500	80,100	3,132,803
Management fees - stock-based (Notes 8 and 9)	15,563	29,563	4,464,561
Professional fees	266,630	74,129	5,682,739
Research and development (Note 8)	134,380	115,465	7,102,975
Research and development - stock-based	-	-	612,000
	1,115,091	671,781	42,613,634
NET LOSS BEFORE OTHER ITEMS	(1,115,091)	(671,781)	(42,613,634)
OTHER ITEMS
Foreign exchange (loss) gain	12,533	(7,783)	58,220
Changes in fair value of derivative liabilities (Note 4)	1,097,168	71,062	5,401,560
Loss on debt financing (Note 5)	-	-	(1,373,263)
Gain (loss) on settlement of debt (Note 8)	(436,042)	9,930	(12,126,843)
Gain on extinguishment of derivative liabilities - warrants (Note 5)	-	-	290,500
Interest income	-	-	33,344
Loss on disposal of assets	-	-	(5,399)
NET LOSS	$(441,432)	$(598,572)	$(50,335,515)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	80,694,680	52,470,198

The accompanying notes are an integral part of these interim consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2013 (As restated)	Three Months Ended March 31, 2012	Period from July 27, 1999 (inception) to March 31, 2013 (As restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(441,432)	$(598,572)	$(50,335,515)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	-	1,373,263
Changes in fair value of derivative liabilities	(1,097,168)	(71,062)	(5,401,560)
Loss (gain) on settlement of debt	436,042	(9,930)	12,126,843
Gain on extinguishment of derivative liabilities - warrants	-	-	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	-	96,726	5,468,499
Stock based compensation	83,375	163,471	13,198,995
Changes in operating assets and liabilities:
Due from government agency	-	(24)	(1,055)
Prepaid expenses and deposits	(103,950)	15,152	(142,954)
Deferred financing costs	10,585	3,827	(1,618)
Accounts payable and accrued liabilities	630,558	24,268	6,227,839
Research agreement obligations	27,536	43,761	661,665
NET CASH USED IN OPERATING ACTIVITIES	(454,454)	(332,383)	(16,897,471)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	235,951	85,000	11,096,526
Convertible notes, net	-	-	2,123,906
Proceeds from loans payable	-	-	428,000
Notes and loans payable	-	-	919,845
Advances from related parties	80,500	20,900	1,880,283
Proceeds from exercise of warrants	108,600	-	108,600
Stock subscriptions	-	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	425,051	105,900	16,697,160

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	(29,403)	(226,483)	4,436
CASH, BEGINNING OF PERIOD	33,839	250,234	-
CASH, END OF PERIODPERIOD	$4,436	$23,751	$4,436

Supplemental cash flow information and non-cash investing and financing activities: (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 (UNAUDITED)

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our consolidated financial statements as of and for the year ended December 31, 2012 and the consolidated financial statements as of and for the three months ended March 31, 2013 relating to the Company’s accounting for derivative liabilities and other accounts. We had recorded the derivative liabilities without accurately reflecting the effect of conversion of certain convertible notes and proper classification of some of the liabilities.

The impact of the restatement on the consolidated financial statements as of and for the year ended December 31, 2012, is shown in the following table:

As reported		Adjustment	As restated
Balance sheet data — December 31, 2012

Cash	$50,679	$(16,840)	$33,839
Total Assets	104,212	(16,840)	87,372
Accounts payable and accrued liabilities	2,058,556	(116,840)	1,941,716
Derivative liability – conversion option	798,300	69,275	867,575
Derivative liability - warrants	677,086	300,000	977,086
Convertible notes payable	1,376,230	100,000	1,476,230
Due to related parties	366,697	6,649	373,346
Total liabilities	$5,770,809	$359,084	$6,129,893
Additional paid-in capital	43,545,947	(62,000)	43,483,947
Deficit accumulated during the development stage	(49,580,159)	(313,924)	(49,894,083)
Stockholders’ deficiency	$(5,666,597)	$(375,924)	$(6,042,521)

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the year ended December 31, 2012
Management fees	$295,600	$6,649	$302,249
Net Loss Before Other Items	(6,222,798)	(6,649)	(6,229,447)
Changes in fair value of derivative liabilities	536,527	(307,375)	229,252
NET LOSS	$(5,857,943)	$(313,924)	$(6,171,867)

As reported		Adjustment	As restated
Consolidated Statement of Operations data From July 27, 1999 (inception) to December 31, 2012
Management fees	$3,067,654	$6,649	$3,074,303
Net Loss Before Other Items	(41,491,894)	(6,649)	(41,498,543)
Changes in fair value of derivative liabilities	4,611,667	(307,375)	4,304,392
NET LOSS	$(49,580,159)	$(313,924)	$(49,894,083)

The impact of the restatement on the consolidated financial statements as of and for the three months ended March 31, 2013, and from July 27, 1999 (inception) to March 31, 2013 is shown in the following tables:

As reported		Adjustment	As restated
Balance sheet data — March 31, 2013

Accounts payable and accrued liabilities	$2,055,493	$(157,030)	$1,898,463
Derivative liability – conversion option	531,600	(201,700)	329,900
Promissory notes	67,942	210,000	277,942
Convertible notes payable	1,964,171	100,000	2,064,171
Due to related parties	117,197	36,649	153,846
Total liabilities	$5,652,230	$(12,081)	$5,640,149
Common stock	87,573	(1,899)	85,674
Additional paid-in capital	44,763,651	(306,918)	44,456,733
Deficit accumulated during the development stage	(50,656,413)	320,898	(50,335,515)
Stockholders’ deficiency	$(5,500,874)	$12,081	$(5,488,793)

As reported		Adjustment	As restated
Consolidated Statement of Operations data For the three months ended March 31, 2013
Professional fees	$83,660	$182,970	$266,630
Research and development	242,980	(108,600)	134,380
Net Loss Before Other Items	(1,040,721)	(74,370)	(1,115,091)
Changes in fair value of derivative liabilities	526,193	570,975	1,097,168
Loss on settlement on debt	(574,259)	138,217	(436,042)
NET LOSS	$(1,076,254)	$634,822	$(441,432)

As reported		Adjustment	As restated
Consolidated Statement of Operations data From July 27, 1999 (inception) to March 31, 2013
Management fees	$3,126,154	$6,649	$3,132,803
Professional fees	5,499,769	182,970	5,682,739
Research and development	7,211,575	(108,600)	7,102,975
Net Loss Before Other Items	(42,532,615)	(81,019)	(42,613,634)
Changes in fair value of derivative liabilities	5,137,860	264,500	5,401,560
Loss on settlement on debt	(12,265,060)	138,217	(12,126,843)
NET LOSS	$(50,656,413)	$320,898	$(50,335,515)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data For the three months ended March 31, 2013
Net loss	$(1,076,254)	$634,822	$(441,432)
Changes in fair value of derivative liabilities	(526,193)	(570,975)	(1,097,168)
Loss on settlement of debt	574,259	(138,217)	436,042
Accounts payable and accrued liabilities	539,348	91,210	630,558
NET CASH USED IN OPERATING ACTIVITIES	$(471,294)	$16,840	$(454,454)

As reported		Adjustment	As restated
Consolidated Statement of Cash Flows data From July 27, 1999 (inception) to March 31, 2013
Net loss	$(50,656,413)	$320,898	$(50,335,515)
Changes in fair value of derivative liabilities	(5,137,860)	(263,700)	(5,401,560)
Loss on settlement of debt	12,265,060	(138,217)	12,126,843
Accounts payable and accrued liabilities	6,153,469	74,370	6,227,839
NET CASH USED IN OPERATING ACTIVITIES	(16,890,822)	(6,649)	(16,897,471)

Advances from related parties	1,873,634	6,649	1,880,283
NET CASH PROVIDED BY FINANCING ACTIVITIES	$16,690,511	$6,649	$16,697,160

NOTE 1:                 NATURE OF OPERATIONS

TapImmune Inc. (the “Company”), a Nevada corporation incorporated in 1992, is a clinical development stage company which was formed for the purpose of building a biotechnology business specializing in the discovery and development of immunotherapeutics aimed at the treatment of cancer, and therapies for infectious diseases, autoimmune disorders and transplant tissue rejection.

Since inception, the Company has been party to various Collaborative Research Agreements (“CRA”) working with universities to carry out development of the licensed technology and providing TapImmune the option to acquire the rights to commercialize any additional technologies developed within the CRA. The lead product candidate, a set of Class II HER2/neu antigens is in Phase I clinical trials in breast cancer patients at the Mayo Clinic.  This product will be combined with a novel Class I HER2/neu antigen in further clinical trials and with TapImmune’s expression vector technology containing TAP in a “boost” strategy.  TapImmune has a license and an exclusive option to license the HER2/neu antigen technologies from the Mayo Clinic. The TAP technology is now wholly owned and with no ongoing license or royalty, resulting from these license agreements is an immunotherapy vaccine, on which the Company has been completing pre-clinical work in anticipation of clinical trials. Specifically, the Company has obtained and expanded on three U.S. and international patents, tested various viral vectors, licensed a viral vector and is working towards production of a clinical grade vaccine. The Company plans to continue development of the lead product vaccine through to clinical trials in both oncology and infectious diseases alone or in partnership with other vaccine developers.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at March 31, 2013, the Company had a working capital deficiency of $5,488,793 and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of March 31, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$462,293	-	-	$462,293	$462,293
Derivative liability – conversion option	329,900	-	-	329,900	329,900
Total	$792,193	-	-	$792,193	$792,193

	As of December 31, 2012
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$977,086	-	-	$977,086	$977,086
Derivative liability – conversion option	867,575	-	-	867,575	867,575
Total	$1,844,661	-	-	$1,844,661	$1,844,661

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2013 and the year ended December 31, 2012:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2011	$1,317,834	$-	$1,317,834
Additions during the year	300,000	737,700	1,037,700
Total unrealized (gains) or losses included in net loss	(597,127)	129,875	(467,252)
Debt settlement	(43,621)	-	(43,621)
Transfers in and/or out of Level 3	-	-	-
Balance, December 31, 2012	977,086	867,575	1,844,661
Additions during the year	-	44,700	44,700
Total unrealized (gains) or losses included in net loss	(514,793)	(582,375)	(1,097,168)
Transfers in and/or out of Level 3	-	-	-
Balance, March 31, 2013	$462,293	$329,900	$792,193

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

NOTE 5:                 CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current year:

	Face Value	Principal Repayment/ Settlement	Unamortized Note Discount	Balance at March 31, 2013

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$203,836	$120,496	$860,362

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	34,681	180,319

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	3,271	26,729

August 8, 2012 Convertible Note
Note due August 8, 2013	111,430	65,970	16,193	29,267

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	-	-	27,500

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	-	7,780	12,220

September 18, 2012 Convertible Note
Note due October 1, 2013	82,500	61,750	10,072	10,678

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	184,438	155,562

October 9, 2012 Convertible Notes	100,000	-	-	100,000

November 1, 2012 Convertible Note
Note due April 30, 2013	31,471	15,000	2,381	14,090

November 20, 2012 Convertible Note
Note due November 20, 2013	55,710	-	35,715	19,995

December 14, 2012 Convertible Note
Note due April 18, 2013	189,210	189,210	-	-

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	-	-	50,000

January 5, 2013 Convertible Notes	567,729	-	-	567,729

February 27, 2013 Convertible Note
Note due February 27, 2014	55,710	-	45,990	9,720
Total	$3,060,954	$535,766	$461,017	$2,064,171

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

October 9, 2012 Convertible Note

On October 9, 2012, the Company converted accounts payable of $100,000 into convertible notes (the “October 9, 2012 Note”). The note holder has the option to convert a portion or all of the outstanding balance of the October 9, 2012 Note into shares of the Company’s common stock at a conversion rate of $0.09 per share. The note has no terms of repayment and no interest charges. Only under certain events of default the note will incur an interest rate of 20% per year.

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

January 5, 2013 Convertible Notes

On January 5, 2013, the Company exchanged amounts due to related parties into convertible notes (the “January 5, 2013 Notes”) with no terms of repayment and no interest charges in the aggregate principal amount of $567,729. The related parties have the option to convert a portion or all of the outstanding balance of the January 5, 2013 Notes into shares of the Company’s common stock at a conversion rate of $0.08 per share.

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

During the year ended December 31, 2012, the Company issued additional promissory notes in the amount of $67,942, of which $38,000 of promissory notes were issued to an officer and a director of the Company (Note 8). These promissory notes were fully outstanding as at March 31, 2013 and had no interest charges and no fixed repayment terms.

During the year ended December 31, 2012, the Company converted accounts payable into a promissory note in the amount of $100,000. The note incurs interest at 8% per year and can be converted into shares at the option of the note holder at a conversion price of $0.09 per share. If the Company defaults under certain conditions, the note shall incur interest at 20% per year. These promissory notes were fully outstanding as at March 31, 2013 and had no fixed repayment terms.

During the three months ended March 31, 2013, the Company converted $210,000 of accounts payable into a promissory note, payable on a preset schedule of payments starting in April 2013. Any of the late payments will incur interest at the rate of 9%.

NOTE 8:                 RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)
incurred $88,500 (March 31, 2012 - $80,100) in management, consulting and directors ‘fees and $33,000 (March 31, 2011 - $22,500) in research and development services paid or accrued to officers and directors during the period;

(b)	recorded $25,643 (March 31, 2012 - $29,562) in stock based compensation for the fair value of options granted to management and consultants that were granted and or vested during the period;

(c)	converted $nil (March 31, 2012 - $50,000) of debt due to related parties during the period, which were settled with shares.

(d)	converted $567,729 (2012 - $nil) of payable into convertible notes to officers, consultant and a director of the Company (Note 5).

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

At March 31, 2013, the Company had amounts owing to directors, consultants and officers of $762,574 (December 31, 2012 - $373,345). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

2013 Share Transactions

In January 2013, the Company issued 231,332 shares of its restricted common stock for conversion of one of the two November 1, 2012 Notes (Note 5) at a conversion price of $.0662 per share. The fair value of the shares was determined to be $36,550 based on the quoted market price of $0.158 per share. The Company recorded $21,230 as loss on settlement of debt.

In February 2013, the Company issued 250,000 common shares to a consultant pursuant to a consulting agreement. The fair value of the shares was determined to be $28,925 based on the quoted market price of $0.116 per share.

In February 2013, the Company issued 1,898,588 common shares on a cashless conversion of 3,000,000 warrants at an exercise price of $0.0572. The fair value of the shares was determined to be $246,816 based on the quoted market price of $0.13 per share.

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

The expensed portion of the value of the vesting options during the three months ended March 31, 2013 was $29,894 (March 31, 2012 - $43,482) which was recorded as stock based consulting and management fees. During the period, stock-based consulting and management fees also includes share based compensation.

Share purchase options

A summary of the Company’s stock options as of March 31, 2013 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	6,278,000	$0.18	6.85
Issued	500,000	0.17	9.35
Cancelled	(250,000)	0.35	-

Balance, December 31, 2012	6,528,000	$0.18	6.05
Issued	-	-	-
Cancelled/Forfeited	-	-	-

Balance, March 31, 2013	6,528,000	$0.18	5.80

At March 31, 2013, the intrinsic value of the vested options was equal to $nil (December 31, 2012 - $nil).

A summary of the status of the Company’s unvested options as of December 31, 2012 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2012	379,575	$0.18
Granted	-	-
Vested	(171,336)	0.18
Cancelled	-	-

Unvested, March 31, 2013	208,239	$0.17

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

In October, 2012, the Company issued 3,000,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.25 per share for an exercise period of up to four years from the issuance date. The warrants were issued pursuant to a convertible debt with price adjustment features. The residual fair value of these warrants was determined to be $300,000 and recognized as a derivative liability.

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

A summary of the Company’s share purchase warrants as of March 31, 2013 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	12,106,355	$0.56	2.81
Issued	5,516,668	0.26	3.32
Exercised, cancelled or expired	(714,400)	2.33	-
Balance, December 31, 2012	16,908,623	$0.39	2.19
Issued	3,470,709	0.07	2.00
Exercised	(1,898,588)	0.06	-
Extinguished or expired	(1,950,000)	0.53	-
Balance, March 31, 2013	16,530,744	$0.32	2.57

NOTE 10:                      SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES
	Three Months Ended March 31, 2013
	Shares/warrants	Amount
		$
Shares issued pursuant to consulting angements	350,000		38,935
Shares issued pursuant to notes conversion	5,476,848		348,845

	Three Months Ended March 31, 2012
	Shares/warrants	Amount
		$
Shares issued pursuant to debt settlement agreements	1,363,112		$211,187

See Notes 5 and 9 for additional disclosure on non-cash transactions.

	Period Ended March 31,
	2013		2012
Interest paid in cash	$-		$-
Income taxes paid	$-		$-

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

The Company has agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, will pay all the costs incurred by the Mayo Clinic, not to exceed a total of $841,000, of which, $618,823 has been accrued as of March 31, 2013. Both Parties agree that within 30 days after the Mayo Clinic informs the Company in writing about the receipt of FDA approval, the parties shall enter into an a formal research agreement. Management anticipates that Phase 1 Trials will begin in the second quarter of 2013. An initial payment of $250,000 will be required within 30 days of receiving notice from the Mayo Clinic that the Phase 1 Trial will commence.

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
$660,599

 Refer to Note 13 Subsequent Events.

NOTE 12:               ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities

	March 31, 2013	December 31, 2012

Trade accounts payable	$1,459,469	$1,663,315
Accrued liabilities	183,245	242,245
Employee payroll	132,916	61,458
Accrued interest	122,833	74,698
	$1,898,463	$2,041,716

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

The Company was in default of the October 2012 note to a note holder due to the late filing of its annual report. Concurrent with the filing, this default will be cured. The lender has not made any claims under their default provisions and management is working closely with them to mitigate or negate any such claims.

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

Our Financial Condition

During the next 12 months, we anticipate that we will not generate any sales revenue but may receive grant funding. We had cash of $4,436 and a working capital deficit of $5,388,793 at March 31, 2013. We will require significant additional financial resources and will be dependent on future financings to fund our ongoing research and development as well as other working capital requirements.

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

In this Amendment No. 1, we have restated the amounts in our three months results of operations and financial condition, where applicable.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

We are a development stage company. We recorded a net loss of $441,000 during the three months ended March 31, 2013 compared to $599,000 for the three months ended March 31, 2012.

Operating costs increased to $1,115,000 during the three months ended March 31, 2013 compared to $672,000 in the prior period. Significant changes in operating expenses are outlined as follows:

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

•
Professional fees increased to $267,000 during the three months ended March 31, 2013 from $74,000 during the prior period, due to higher legal fees incurred relating to debt restructuring in the current period.

•
Research and development increased to $134,000 during the three months ended March 31, 2013 from $115,000 during the prior period. This was due to higher technology licensing fee accrued for payments due to Mayo clinic and Crucell Holland B.V. in the current period.

Liquidity and Capital Resources
At March 31, 2013, we had $4,000 in cash. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below. We decreased our net cash by $29,000 during the three months ended March 31, 2013 compared to a decrease of $226,000 during the prior period.

Operating Activities
Net cash used in operating activities during the three months ended March 31, 2013 was $454,000 compared to $332,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

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

As of March 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at March 31, 2013such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the three months ended March 31, 2013but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.  Defaults Upon Senior Securities

The Company is in default of the secured notes issued in February 2011. No second year amortization payments have been made to the holders as of the anniversary of the notes in February 2013 and April 2013. Interest charges will be accrued at 20% per year. The note holders have not made any demands other than the interest rate penalty and are in discussions with the Company to resolve the matter. Many of the Company’s other notes have cross default provisions, meaning that a default under the secured notes would trigger a default under those notes as well.

The Company was in default of the October 2012 note to a note holder due to the late filing of its annual report. Concurrent with the filing, this default will be cured. The lender has not made any claims under their default provisions and management is working closely with them to mitigate or negate any such claims.

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

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: August 14, 2013.