Form 10-Q
period 2013-06-30
TAPIMMUNE INC
filed 2013-08-19
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

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
Yes  ☐   No  ☒

As of August 10, 2013, the Company had 128,834,556 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

Description	Page

Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	2

Interim Consolidated Statements of Operations for the Six Months Ended June 30, 2013 and 2012 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2013 (Unaudited)	3

Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2013 (Unaudited)	4

Notes to the Interim Consolidated Financial Statements (Unaudited)	5

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)	(As restated)
ASSETS
Current Assets
Cash	$45,179	$33,839
Due from government agency	1,028	1,077
Prepaid expenses and deposits	118,954	15,004
Deferred financing costs (Note 5)	20,145	37,452
	185,306	87,372

	$185,306	$87,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$1,381,500	$1,941,716
Research agreement obligations (Note 3)	492,365	415,998
Derivative liability – conversion option (Note 4)	127,100	867,575
Derivative liability – warrants (Note 4)	152,772	977,086
Convertible notes payable (Note 5)	2,250,207	1,376,230
Loans payable (Note 6)	10,000	10,000
Promissory notes (Note 7)	277,942	167,942
Due to related parties (Note 8)	263,846	373,346
	4,955,732	6,129,893

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 150,000,000 shares authorized
115,570,909 shares issued and outstanding (2012 – 76,402,958)	113,673	76,404
Additional paid-in capital	45,996,082	43,483,947
Shares and warrants to be issued (Note 9)	384,582	352,859
Deficit accumulated during the development stage	(51,206,320)	(49,894,083)
Accumulated other comprehensive loss	(58,443)	(61,648)
	(4,770,426)	(6,042,521)

	$185,306	$87,372

CONTINGENCIES AND COMMITMENTS (Notes 1, 3, 5 and 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		July 27, 1999 (inception) to June 30,
	2013	2012	2013	2012	2013

Expenses
Consulting fees	$36,367	$62,530	$66,367	$62,530	$2,287,867
Consulting fees – stock-based (Note 9)	15,956	2,039,925	83,768	2,173,833	8,122,140
Depreciation	-	-	-	-	213,227
General and administrative	88,114	468,207	295,432	612,067	4,224,784
Interest and finance charges (Note 4)	291,212	100,246	626,100	196,972	7,202,187
Management fees (Note 8)	58,500	22,500	117,000	102,600	3,191,303
Management fees – stock-based (Notes 8 and 9)	11,926	86,063	27,489	115,626	4,476,487
Professional fees	118,658	112,980	385,288	187,109	5,801,397
Research and development (Note 8)	54,398	245,763	188,778	361,228	7,157,373
Research and development – stock-based	-	-	-	-	612,000
	675,131	3,138,214	1,790,222	3,811,965	43,288,765

Net Loss Before Other Items	(675,131)	(3,138,214)	(1,790,222)	(3,811,965)	(43,288,765)

Other Items
Foreign exchange (loss) gain	(6,637)	17,280	5,896	9,497	51,583
Changes in fair value of derivative liabilities (Note 4)	781,321	352,129	1,878,489	423,191	6,182,881
Loss on debt financing	(96,000)	-	-	-	(1,469,263)
Gain (loss) on settlement of debt (Note 9)	(874,358)	18,758	(1,310,400)	28,688	(13,001,201)
Gain on extinguishment of derivative liabilities - warrants (Note 4)	-	-	-	-	290,500
Interest income	-	-	-	-	33,344
Loss on disposal of assets	-	-	-	-	(5,399)

Net Loss for the Period	$(870, 805)	$(2,750,047)	$(1,312,237)	$(3,350,589)	$(51,206,320)

Basic and Diluted Net Loss per Share	$(0.01)	$(0.04)	$(0.01)	$(0.06)

Weighted Average Number of Common Shares Outstanding	100,088,149	61,966,500	90,444,988	57,218,349

The accompanying notes are an integral part of these interim consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2012	Period from July 27, 1999 (inception) to June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,312,237)	$(3,350,589)	$(51,206,320)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	96,000	-	1,469,263
Changes in fair value of derivative liabilities	(1,878,489)	(423,191)	(6,182,881)
Loss (gain) on settlement of debt	1,310,400	(28,688)	13,001,201
Gain on extinguishment of derivative liabilities - warrants	-	-	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	-	-	5,468,499
Stock based compensation	111,257	2,289,459	13,226,877
Changes in operating assets and liabilities:
Due from government agency	-	-	(1,055)
Prepaid expenses and deposits	(103,950)	30,152	(142,954)
Deferred financing costs	17,307	7,654	5,104
Accounts payable and accrued liabilities	1,063,734	589,812	6,661,015
Research agreement obligations	76,367	61,684	710,496
NET CASH USED IN OPERATING ACTIVITIES	(619,611)	(823,707)	(17,062,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	235,951	455,000	11,096,526
Convertible notes, net	236,000	-	2,359,906
Proceeds from promissory notes	-	52,942	-
Proceeds from loans payable	-	18,000	428,000
Notes and loans payable	-	-	919,845
Advances from (to) related parties	159,000	59,544	1,958,783
Stock subscriptions	-	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	630,951	585,486	16,903,060

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	11,340	(238,221)	45,179
CASH, BEGINNING OF PERIOD	33,839	250,234	-
CASH, END OF PERIOD	$45,179	$12,013	$45,179

Supplemental cash flow information and non-cash investing and financing activities: (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 (UNAUDITED)

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our consolidated financial statements as of and for the year ended December 31, 2012 relating to the Company’s accounting for derivative liabilities and other accounts. We had recorded the derivative liabilities without accurately reflecting the effect of conversion of certain convertible notes and proper classification of some of the liabilities.

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at June 30, 2013, the Company had a working capital deficiency of $4,770,426 and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company is required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum. As at June 30, 2013, the Company had accrued $492,365 (€378,384) under the amended agreement, inclusive of interest on outstanding amounts. The Company is currently delinquent on making its first annual license payment under the amended license agreement. Crucell has the right to cancel the agreement however, to date, the Company has not received any notice terminating the license agreement. Management plans to negotiate an amended payment structure with Crucell that, if successful, would allow the Company to maintain the license agreement in good standing. However, there is no certainty that the license agreement will be maintained or that management will successfully negotiate new terms.

Mayo Clinic –License Option Agreement

For details regarding the license option agreement with Mayo Clinic, please refer to Note 11.

NOTE 4:                 DERIVATIVE WARRANT AND CONVERSION OPTION LIABILITY AND FAIR VALUE

The Company has evaluated the application ASC 480-10 Distinguishing liabilities from equity, ASC 815-40 Contracts in an Entity’s Own Equity and ASC 718-10 Compensation – Stock Compensation to the issued and outstanding warrants to purchase common stock that were issued with the convertible notes, private placements, consulting agreements, and various debt settlements during 2009 through 2013. Based on the guidance, management concluded these instruments are required to be accounted for as derivatives either due to a ratchet down protection feature available on the exercise price (Note 5) or a holder’s right to put the warrants back to the Company for cash under certain conditions or a conversion option feature with conversion into variable number of shares. Under ASC 815-40-25, the Company records the fair value of these warrants and conversion options (derivatives) on its balance sheet, at fair value, with changes in the values reflected in the statements of operations as “Changes in fair value of derivative liabilities”. The fair value of the share purchase warrants are recorded on the balance sheet under ‘Derivative liability – warrants’ and the fair value of the conversion options are recorded on the balance sheet under ‘Derivative liability – conversion option’.

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
	December 31, 2012				June 30, 2013
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	0.08 to 3.78	0.02% to 0.36%	0.00%	199%	1.42 to 4.00	0.15% to 0.66%	0.00%	161.6% to199%

	December 31, 2012				June 30, 2013
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Conversion Option	0.003 to 0.89	0.05% to 0.19%	0.00%	100.88% to 141.21%	0.26 to 0.99	0.04% to 0.15%	0.00%	108% to 156.41%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of June 30, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$152,772	-	-	$152,772	$152,772
Derivative liability – conversion option	127,100	-	-	127,100	127,100
Total	$279,872	-	-	$279,872	$279,872

	As of December 31, 2012
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$977,086	-	-	$977,086	$977,086
Derivative liability – conversion option	867,575	-	-	867,575	867,575
Total	$1,844,661	-	-	$1,844,661	$1,844,661

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2013 and the year ended December 31, 2012:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2011	$1,317,834	$-	$1,317,834
Additions during the year	300,000	737,700	1,037,700
Total unrealized (gains) or losses included in net loss	(597,127)	129,875	(467,252)
Debt settlement	(43,621)	-	(43,621)
Transfers in and/or out of Level 3	-	-	-
Balance, December 31, 2012	977,086	867,575	1,844,661
Additions during the year	96,000	217,700	313,700
Total unrealized (gains) or losses included in net loss	(920,314)	(958,175)	(1,878,489)
Transfers in and/or out of Level 3	-	-	-
Balance, June 30, 2013	$152,772	$127,100	$279,872

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

NOTE 5:                 CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current year:

	Face Value	Principal Repayment/ Settlement	Unamortized Note Discount	Balance at March 31, 2013

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$203,836	$87,269	$893,589

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	26,128	188,872

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	2,582	27,418

August 8, 2012 Convertible Note
Note due August 8, 2013	111,430	111,430	-	-

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	-	-	27,500

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	-	2,795	17,205

September 18, 2012 Convertible Note
Note due October 1, 2013	82,500	70,000	3,051	9,449

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	99,671	240,329

October 9, 2012 Convertible Notes	100,000	100,000	-	-

November 1, 2012 Convertible Note
Note due April 30, 2013	31,471	31,471	-	-

November 20, 2012 Convertible Note
Note due November 20, 2013	55,710	17,540	14,954	23,216

December 14, 2012 Convertible Note
Note due April 18, 2013	189,210	189,210	-	-

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	-	-	50,000

January 5, 2013 Convertible Notes	567,729	-	-	567,729

February 27, 2013 Convertible Note
Note due February 27, 2014	55,710	-	33,423	22,287

April 2, 2013 Convertible Notes	80,967	-	-	80,967

April 18, 2013 Convertible Note
Note due December 18, 2013	60,000	-	22,654	37,346

May 5, 2013 Convertible Notes	45,000	-	-	45,000

May 14, 2013 Convertible Note
Note due May 14, 2014	126,000	-	109,775	16,225

June 27, 2013 Convertible Note
Note due June 27, 2014	36,333	-	33,258	3,075

Total	$3,409,254	$723,487	$435,560	$2,250,207

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

The Company paid a finders’ fee of $41,500. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At June 30, 2013, $8,148 of the $23,794 in deferred financing costs relates to the February 2011 Notes which remains unamortized, and is presented in the current assets on the Company’s Balance Sheet.

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

For the six months ended June 30, 2013, accretion of the debt discount of $66,090 was recorded for the February 2011 Notes.

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

The Company paid a finders’ fee of $4,550. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At June 30, 2013, $1,139 of the $23,794 in deferred financing costs relates to the April 2011 Notes which remains unamortized, and is presented in the current assets on the Company’s Balance Sheet.

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

For the six months ended June 30, 2013, accretion of the debt discount of $17,011 was recorded for the April 2011 Notes.

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

For the six months ended June 30, 2013, accretion of the debt discount of $1,371 was recorded for the June 2011 Note.

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

During the six months ended June 30, 2013, the investor converted the principal amount of $111,430 and accrued interest of the August 8, 2012 Note into common shares (Note 9).

The finder’s fee of $8,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At June 30, 2013, $nil of the $23,794 in deferred financing costs relates to the August 8, 2012 Note which has been fully expensed during the current period with the conversion of the debt.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $155,700 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $55,700. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.19%, dividend yield of 0% and volatility of 139.77%. The debt discount has been accreted up to the dates of conversion of the August 8, 2012 Note using the effective interest rate method and the balance of unamortized debt discount of $34,681has been accounted for as loss on settlement of debt.

For the six months ended June 30, 2013, accretion of the debt discount of $32,482 was recorded for the August 8, 2012 Note.

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

The Company has not repaid the August 12, 2012 Note as of June 30, 2013, which is in default.

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

For the three months ended June 30, 2013, accretion of the debt discount of $9,918 was recorded for the August 20, 2012 Note.

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

The finder’s fee of $6,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At June 30, 2013, $nil of the $20,145 in deferred financing costs relates to the September, 2012 Note which has been fully amortized.

During the six months ended June 30, 2013, the investor converted the principal amount of $70,000 and accrued interest of the September 18, 2012 Note into common shares (Note 9). The balance remaining on the September 18, 2012 Note as on June 30, 2013 was $20,750.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $76,400 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $1,400. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.20%, dividend yield of 0% and volatility of 141.43%. The debt discount is being accreted over the one year term of the September, 2012 Note using the effective interest rate method and an amount of unamortized debt discount of $39,681has been accounted for as loss on settlement of debt.

For the six months ended June 30, 2013, accretion of the debt discount of $17,009 was recorded for the September, 2012 Note.

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

The October 2012 Note carries an interest rate of 8% per year. There are seven installment payments due on the note beginning on the seventh month after its issuance and each month thereafter until maturity.

The legal fee of $10,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At June 30, 2013, $2,932 of the $23,794 in deferred financing costs relates to the October 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

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

The warrants include price adjustment provisions whereby the exercise price will be adjusted downwards based on future grants, which results in a share issuance at a per share amount less than $0.25 per share, or repricing of any existing warrants to a lower price. During the six months ended June 30, 2013, the investor converted the 3,000,000 warrants under a cashless exercise provision for 1,898,588 shares of common stock (Note 9).

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

For the six months ended June 30, 2013, accretion of the debt discount of $168,603 was recorded for the October 2012 Note.

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

During the six months ended June 30, 2013, the note was amended and assigned to a third party with price adjustment features ratified by the Company and converted into 5,368,956 shares of the Company, of which, 318,823 shares have yet to be issued. The Company recorded $135,527 as loss on settlement of debt (Note 9).

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

The Company had allocated $31,471 of the balance of the November 1, 2012 Note to the conversion option and debt based on the calculated fair value. The fair value of the conversion option was recorded at $27,300 and recognized as a derivative liability and the debt was recorded at $4,171. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of 0.49 year, risk free rate of 0.09%, dividend yield of 0% and volatility of 127.26%. The debt discount is being accreted over the 0.49 year term of the November 1, 2012 Note using the effective interest rate method.

During the six months ended June 30, 2013, the investor converted the November 1, 2012 Note and accrued interest into 512,822 common shares (Note 9).

For the six months ended June 30, 2013, accretion of the debt discount of $7,921 was recorded for the November 1, 2012 Note.

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

The November 20, 2012 Note carries no interest if the Company repays the note within 90 days from issuance. If the Company does not repay the note within 90 days, a one-time interest of 5% shall apply to the principal sum.

The finder’s fee of $4,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At June 30, 2013, 1,567 of the $23,794 in deferred financing costs relates to the November 20, 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

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

During the six months ended June 30, 2013, the investor converted the principal amount of $17,540 and accrued interest of the November 20, 2012 Note into 2,000,000 common shares (Note 9). The balance remaining on the November 20, 2012 Note as on June 30, 2013 was $$38,170.

For the six months ended June 30, 2013, accretion of the debt discount of $26,577 was recorded for the November 20, 2012 Note.

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

During the six months ended June 30, 2013, the investor converted the remaining balance of the note of $189,210 and accrued interest on the December 14, 2012 Note into common shares (Note 9).

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

The finder’s fee of $4,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At June 30, 2013, $2,652 of the $23,794 in deferred financing costs relates to the February 27, 2013 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

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

For the six months ended June 30, 2013, accretion of the debt discount of $16,987 was recorded for the February 27, 2013 Note.

April 2, 2013 Convertible Note

On April 2, 2013, the Company exchanged accounts payable into convertible notes (the “April 2, 2013 Note”) in the aggregate principal amount of $80,967. The note holder has the option to convert a portion or all of the outstanding balance of the April 2, 2013 Note into shares of the Company’s common stock at a conversion rate of $0.07 per share.  The note will incur an interest rate of 8% per year unless the Company defaults under certain conditions, in which case, the note will incur an interest rate of 20% per year.

April 18, 2013 Convertible Note
Note due December 18, 2013

On April 18, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “April 18, 2013 Note”) with a maturity date of eight months after the issuance thereof in the aggregate principal amount of $60,000. Consideration under the notes consisted of $50,000 in cash proceeds after $5,000 payment of transaction costs and an original issue discount of $5,000. The note holder has the option to convert a portion or all of the outstanding balance of the April 18, 2013 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.12 per share or 70% of the average of the lowest closing bidding price in the 20 trading days prior to conversion.

The April 18, 2013 Note carries an interest rate of 8% per year unless the note is in default under certain conditions, in which case, the interest rate would be 18% per year.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $27,800 and recognized as a derivative liability and the debt was recorded at $27,200. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of eight months, risk free rate of 0.10%, dividend yield of 0% and volatility of 115.82%. The debt discount is being accreted over the eight month term of the April 18, 2013 Note using the effective interest rate method.

For the six months ended June 30, 2013, accretion of the debt discount of $10,146 was recorded for the April 18, 2013 Note.

May 5, 2013 Convertible Note

On May 5, 2013, the Company exchanged accounts payable into convertible notes (the “May 5, 2013 Note”) in the aggregate principal amount of $45,000. The note holder has the option to convert a portion or all of the outstanding balance of the May 5, 2013 Note into shares of the Company’s common stock at a conversion rate of $0.07 per share.  The note will incur an interest rate of 8% per year unless the Company defaults under certain conditions, in which case, the note will incur an interest rate of 20% per year.

May 14, 2013 Convertible Note
Note due May 14, 2014

On May 14, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “May 14, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $126,000. The Company also issued 2,000,000 warrants to the note holder, exercisable at $0.06 per share with a four year term. Consideration under the notes consisted of $110,000 in cash proceeds after $5,000 payment of finders’ fee and an original issue discount of $11,000. The note holder has the option to convert a portion or all of the outstanding balance of the May 14, 2013 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.072 per share or 70% of the average of the lowest closing bid prices in the 20 trading days prior to conversion.

The May 14, 2013 Note carries an interest rate of 8% per year unless the note is in default, in which case, the note will incur an interest rate of 18% per year.

The finder’s fee of $5,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At June 30, 2013, $4,356 of the $23,794 in deferred financing costs relates to the May 14, 2013 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

The Company has allocated the net proceeds to the conversion option and warrants based on the calculated fair values. The fair value of the conversion option was recorded at $115,000 and fair value of the warrants was recorded as $96,000 recognized as a derivative liabilities and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $96,000. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.15%, dividend yield of 0% and volatility of 149.87%. The debt discount has being accreted of the May 14, 2013 Note using the effective interest rate method.

For the six months ended June 30, 2013, accretion of the debt discount of $16,225 was recorded for the May 14, 2013 Note.

June 27, 2013 Convertible Note
Note due June 27, 2014

On June 27, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “June 27, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $36,333. Consideration under the notes consisted of $30,000 in cash proceeds after $3,000 payment of finder’s fee and an original issue discount of $3,333. The note holder has the option to convert a portion or all of the outstanding balance of the June 27, 2013 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 70% of the lowest traded price in the 25 trading days prior to conversion.

The June 27, 2013 Note carries no interest if the Company repays the note within 90 days from issuance. If the Company does not repay the note within 90 days, a one-time interest of 5% shall apply to the principal sum.

The finder’s fee of $3,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At June 30, 2013, 3,000 of the $23,794 in deferred financing costs relates to the June 27, 2013 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $30,200 and recognized as a derivative liability and the debt was recorded at $2,800. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.15%, dividend yield of 0% and volatility of 156.41%. The debt discount is being accreted over the one year term of the June 27, 2013 Note using the effective interest rate method.

For the six months ended June 30, 2013, accretion of the debt discount of $276 was recorded for the June 27, 2013 Note.

NOTE 6:                 LOANS PAYABLE

As at June 30, 2013, there were unsecured loan advances from third parties in the amount of $10,000 (December 31, 2012 - $10,000), which is due on demand. The loan is accruing interest of 10% per annum.

NOTE 7:                 PROMISSORY NOTES

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

During the six months ended June 30, 2013, the Company converted $210,000 of accounts payable into a promissory note, payable on a preset schedule of payments starting in April 2013. Any of the late payments will incur interest at the rate of 9% per year. The Company had not made any payments and was in default of the payment schedule. The payments in default are accruing interest of 9% per year.

NOTE 8:                 RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $178,500 (June 30, 2012 - $102,600) in management fees and $66,000 (June 30, 2012 - $45,000) in research and development services paid to officers and directors during the period;

(b)	recorded $14,925 (June 30, 2012 - $115,626) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)	converted $nil (June 30, 2012 - $50,000) of debt due to related parties during the period, which were settled with shares;

(d)	issued $nil (June 30, 2012 - $38,000) in promissory notes to an officer and director of the Company (Note 5).

(e)	converted $567,729 (2012 - $nil) of payable into convertible notes to officers, consultant and a director of the Company (Note 5).

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

At June 30, 2013, the Company had amounts owing to directors, consultants and officers of $269,845 (December 31, 2012 - $293,805). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

During the period ended June 30, 2013, the Company issued 3,176,334 shares of its restricted common stock for conversion of December 14, 2012 Note (Note 5) at a conversion price of $.0603 per share. The fair value of the shares was determined to be $404,849 based on the average quoted market price of $0.1245 per share. The Company recorded $213,316 as loss on settlement of debt.

During the period ended June 30, 2013, the Company issued 1,944,444 shares of its restricted common stock for partial conversion of September 18, 2012 Note (Note 5) at an average conversion price of $.036 per share. The fair value of the shares was determined to be $166,667 based on the average quoted market price of $0.0857 per share. The Company recorded $96,667 as loss on settlement of debt.

During the period ended June 30, 2013, the Company issued 1,050,000 shares of its restricted common stock for partial conversion of August 8, 2012 Note (Note 5) at an average conversion price of $.0681 per share. The fair value of the shares was determined to be $110,700 based on the average quoted market price of $0.1063 per share. The Company recorded $39,160 as loss on settlement of debt.

In April 2013, the Company issued 281,490 shares of its restricted common stock for conversion of the balance of the November 1, 2012 Notes (Note 5) at a conversion price of $.0607 per share. The fair value of the shares was determined to be $28,490 based on the quoted market price of $0.108 per share. The Company recorded $11,059 as loss on settlement of debt.

During the period ended June 30, 2013, the Company issued 18,464,921 shares of its restricted common stock for settlement of accounts payable in the amount of $510,572. The fair value of the shares was determined to be $1,101,527 based on the average quoted market price of $0.0597 per share. The Company recorded $585,955 as loss on settlement of debt.

During the period ended June 30, 2013, the Company issued 250,000 shares of its restricted common stock under a settlement agreement with a former director of the Company. The fair value of the shares was determined to be $8,175 based on the average quoted market price of $0.0327 per share. The Company recorded $8,175 as stock-based management fee.

During the period ended June 30, 2013, the Company issued 5,050,133 shares of its restricted common stock for and agreed to issue an additional 318,823 shares of its restricted common stock for conversion of October 9, 2012 Convertible Notes (Note 5). The fair value of the shares was determined to be $248,278 based on the average quoted market price of $0.0462 per share. The Company recorded $135,527 as loss on settlement of debt.

During the period ended June 30, 2013, the Company issued 3,000,000 shares of its restricted common stock for conversion of the balances of the August 8, 2012 Note and November 20, 2013 Note (Note 5) at an average conversion price of $.021 per share. The fair value of the shares was determined to be $137,200 based on the average quoted market price of $0.0457 per share. The Company recorded $74,200 as loss on settlement of debt.

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

The expensed portion of the value of the vesting options during the six months ended June 30, 2013 was $39,341 (June 30, 2012 - $106,072) which was recorded as stock based consulting and management fees. During the period, stock-based consulting and management fees also includes share based compensation.

Share purchase options

A summary of the Company’s stock options as of June 30, 2013 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	6,278,000	$0.18	6.85
Issued	500,000	0.17	9.35
Cancelled	(250,000)	0.35	-

Balance, December 31, 2012	6,528,000	$0.18	6.05
Issued	-	-	-
Cancelled/Forfeited	-	-	-

Balance, June 30, 2013	6,528,000	$0.18	5.55

At June 30, 2013, the intrinsic value of the vested options was equal to $nil (December 31, 2012 - $nil).

A summary of the status of the Company’s unvested options as of June 30, 2012 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2012	379,575	$0.18
Granted	-	-
Vested	(226,797)	0.18
Cancelled	-	-

Unvested, June 30, 2013	152,778	$0.17

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

A summary of the Company’s share purchase warrants as of June 30, 2013 and changes during the period is presented below:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	12,106,355	$0.56	2.81
Issued	5,516,668	0.26	3.32
Exercised, cancelled or expired	(714,400)	2.33	-
Balance, December 31, 2012	16,908,623	$0.39	2.19
Issued	5,470,709	0.07	2.52
Exercised	(3,000,000)	0.25	-
Extinguished or expired	(2,099,992)	0.50	-
Balance, June 30, 2013	17,279,341	$0.29	1.92

NOTE 10:                      SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30, 2013
	Shares/warrants	Amount
		$
Shares issued pursuant to consulting arrangements	350,000	38,935
Shares issued pursuant to debt settlement	18,464,921	510,572
Shares issued pursuant to notes conversion	14,733,733	561,687

	Six Months Ended June 30, 2012
	Shares/warrants	Amount
		$
Shares issued pursuant to debt settlement agreements	1,626,447	$254,187
Common shares issued pursuant to consulting service arrangements	14,035,179	$1,924,000

See Notes 5 and 9 for additional disclosure on non-cash transactions.

	Period Ended June 30,
	2013	2012

Interest paid in cash	$-	$-
Income taxes paid	$-	$-

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

The Company has agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, will pay all the costs incurred by the Mayo Clinic, not to exceed a total of $841,000, of which, $510,572 has been paid and $50,000 accrued as of June 30, 2013. Both Parties agree that within 30 days after the Mayo Clinic informs the Company in writing about the receipt of FDA approval, the parties shall enter into an a formal research agreement.

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

In April 2012, the Company entered into financial consulting service agreements, which included compensation of 14,000,000 shares of common stock, whereby the Company agreed to issue additional shares to the consultants to restore their holdings to 24.8% of fully diluted capitalization of the Company if the Company completes a re-organization, re-capitalization or a liquidity event during the eighteen months commencing with the signing of these agreements. In May 2013, the Company recovered 2,800,000 of 14,000,000 common shares issued to the consultant during the year ended December 31, 2012, under a settlement agreement.

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

The Company has obligations under various research and consulting agreements through December 31, 2014. The aggregate minimum annual payments for the years ending December 31 are as follows:

2013	$465,247
2014	22,284
$487,530

NOTE 12:                      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities

	June 30, 2013	December 31, 2012
	$	$

Trade accounts payable	980,444	1,663,315
Accrued liabilities	104,395	242,245
Employee payroll	132,916	61,458
Accrued interest	163,744	74,698
	1,381,500	2,041,716

NOTE 13:                      SUBSEQUENT EVENTS

In July, 2013, one of the convertible note holders elected to convert $19,712, a portion of the note, into 1,600,000 shares of the Company at a conversion price of $0.0123.

Subsequent to June 30, 2013, one of the related parties assigned a convertible note to a third party with amendments ratified by the Company. In July and August 2013, the note holder elected to convert $78,000, a portion of the note, into 6,469,824 shares of the Company at an average conversion price of $0.0121.

In July 2013, the Company issued 5,000,000 shares to a creditor pursuant to a settlement agreement.

In July 2013, the Company issued 318,823 shares for the remaining balance outstanding for the conversion of October 9, 2012 Convertible Notes (Note 9).

In July 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note with a maturity date of one year after the issuance thereof in the aggregate principal amount of $125,000. The Company also issued 4,166,667 warrants to the note holder, exercisable at $0.03 per share with a five year term. Consideration under the notes consisted of $110,000 in cash proceeds after $4,000 payment of finders’ fee and an original issue discount of $11,000. The note holder has the option to convert a portion or all of the outstanding balance of the note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.072 per share or 70% of the average of the lowest closing bid prices in the 20 trading days prior to conversion. The note carries an interest rate of 8% per year unless the note is in default, in which case, the note will incur an interest rate of 18% per year.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months endedmonths ended June 30, 2013 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

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

The facilities at 1551 Eastlake Avenue, Seattle have exceeded our expectations and allowed us to continue to attract top-class scientific staff and collaborators while at the same time effectively leverage world class resources made available to us and manage our cash flow.. Our small core team has allowed us to maintain in-house technical expertise in molecular biology (expression vector development) and immunology to underpin our current and future development projects and to optimally work with external collaborators. New consulting agreements were executed with key staff in place of payroll to ensure their retention. It has also allowed us to make significant progress in the refinement and focus of clinical programs to take advantage of new antigens, the emerging field of vaccinomics and vaccine development strategies. In addition, it has allowed us to start generating new intellectual property (IP) to add to our core TAP IP and the antigen IP from the Mayo Clinic that we have either licensed or have exclusive options to license.

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

In the USA, the second leading cause of death by illness is cancer. The current estimates for cancer treatments such as chemotherapy represent approximately a US$7 billion market. The National Cancer Institute expects cancer to be the leading cause of death in the USA within 5 years. Cancer vaccines will become a major player in the vaccine market. According to the report Cancer Vaccines Markets, (http://www.pharmaceutical-marketresearch.com/publications/diseases_conditions/cancer/cancer_vaccines_ markets.html) cancer vaccines have the potential to become a significant force in future cancer treatments. The approval of two immunotherapy products, Dendreon’s Provenge® in 2010 for advanced prostate cancer, and Bristol Myers Squibb’s Yervoy® in 2011 together with several late-stage clinical programs has generated renewed interest and support for this type of cancer immune therapy.

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

Research and Development Efforts

We direct our research and development efforts towards the development of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our proprietary TAP technology. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment while demonstrating the breadth of the TAP technology for the development of prophylactic vaccines and its ability to complement currently approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements. We will also rely on our new collaboration agreements with Mayo clinic to demonstrate the use of TAP in new vaccine candidates. In parallel with our viral vector approach we plan to develop non-viral vectors for the delivery of plasmid DNA.  We have made significant progress in the development of a nucleic acid-based (Co-linear Polystart) technology which directs the enhanced synthesis of a linear peptide antigen array comprising multiple proprietary T-cell epitopes (CD4 and CD8).  In addition, the technology also directs the synthesis of the transported protein TAP1 associated with the transport of MHC Class I epitopes to the surface of cells.  The expression or functioning of this protein is often lowered in tumor cells or virally infected cells and its replacement can enhance antigen presentation.  Recent work on this novel expression vector platform has demonstrated that T-cells recognize cell surface presented T-cell peptide epitopes confirming that multiple individual peptides are effectively and functional processed from a linear peptide antigen array and that this leads to peptide specific T-cell killing.

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

As part of a vaccine approach a TAP gene vector will deliver the genetic information required for the production of the TAP protein in the target cancer cell. This will trigger the cancer cell’s ability to effectively identify itself to the body’s immune system by transporting the cancer antigen peptides to the cell surface using the individual’s specific MHC Class I proteins. As a result, we believe that the immune response could be targeted to the entire repertoire of cancer antigen peptides produced by the cancer cell, rather than just to a single cancer antigen, as delivered by current cancer vaccines. A TAP Cancer Vaccine could allow the immune response to respond to the cancer even if the TAP protein and genetic information were only delivered to a small portion of the cancer cells. In addition, aTAP Cancer Vaccine would generate an immune response to any TAP-deficient cancer, regardless of the patient’s individual genetic variability either in the MHC Class I proteins or in the cancer-specific proteins and resultant peptides.

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

Our Financial Condition

During the next 12 months, we anticipate that we will not generate any sales revenue but may receive grant funding. We had cash of $45,179 and a working capital deficit of $4,770,426 at June 30, 2013. We will require significant additional financial resources and will depend on future financings to fund our ongoing research and development as well as other working capital requirements.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

We are a development stage company. We recorded a net loss of $871,000 during the three months ended June 30, 2013 compared to $2,750,000 for the three months ended June 30, 2012.

Operating costs decreased to $675,000 during the three months ended June 30, 2013 compared to $3,138,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees decreased to $36,000 during the three months ended June 30, 2013 from $63,000 during the prior period, due primarily to previous business development contracts ended during the current period.

•
Consulting fees – stock-based decreased to $16,000 during the three months ended June 30, 2012 from $2,040,000 during the prior period. The lower current period expense is primarily due to decreased share based payments to the consultants compared to the prior period.

•
General and administrative expenses decreased to $88,000 in the three months ended June 30, 2012 from $468,000 in the prior period, with the decrease resulting from reduced staffing costs at the Company’s Seattle office and lower travel related expense in the current period.

•
Interest and finance charges increased to $291,000 during the three months ended June 30, 2013 from $100,000 during the prior period. Current and prior period interest charges are primarily interest accruals and accretion of debt discounts.

•	Management fees increased to $59,000 during the three months ended June 30, 2013 from $23,000 during the prior period due to one additional person in management in the current period.
•
Management fees – stock-based decreased to $12,000 during the three months ended June 30, 2013 from $86,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees increased to $119,000 during the three months ended June 30, 2013 from $113,000 during the prior period, due to higher legal fees incurred relating to debt issuance and other legal matters in the current period.

•
Research and development decreased to $54,000 during the three months ended June 30, 2013 from $246,000 during the prior period. This was due to lower technology licensing fee and initiation of preclinical studies in the current period.

Foreign exchange loss was $7,000 during the three months ended June 30, 2013 compared to a gain of $17,000 in the prior period primarily due to weaker USD against EURO in the current period.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

We recorded a net loss of $1,312,000 during the six months ended June 30, 2013 compared to $3,351,000 for the six months ended June 30, 2012.

Operating costs decreased to $1,790,000 during the six months ended June 30, 2013 compared to $3,812,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $66,000 during the six months ended June 30, 2013 from $63,000 during the prior period, due primarily to increase in cash payments for a new business development contract entered into in May 2012.

•
Consulting fee - stock-based decreased to $84,000 during the six months ended June 30, 2013 from $2,174,000 during the prior period. The lower current period expense is primarily due to decreased share based payments to the consultants compared to the prior period.

•
General and administrative expenses decreased to $295,000 in the six months ended June 30, 2013 from $612,000 in the prior period, with the decrease resulting from reduced staffing costs at the Company’ Seattle office and lower travel related expense in the current period.

•
Interest and finance charges increased to $626,000 during the six months ended June 30, 2013 from $197,000 during the prior period. Current and prior period interest charges are primarily accretion of convertible debt notes.

•	Management fees increased to $117,000 during the six months ended June 30, 2013 from $103,000 during the prior period due to one additional person in management in the current period.
•
Management fees – stock-based decreased to $27,000 during the six months ended June 30, 2013 from $116,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees increased to $385,000 during the six months ended June 30, 2013 from $187,000 during the prior period, due to higher legal fees incurred relating to debt issuance and other legal matters in the current period.

•
Research and development decreased to $189,000 during the six months ended June 30, 2013 from $361,000 during the prior period. This was due to lower technology licensing fee and initiation of preclinical studies in the current period.

Liquidity and Capital Resources
At June 30, 2013, we had $45,000 in cash. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below. We increased our net cash by $11,000 during the three months ended June 30, 2013 compared to a decrease of $238,000 during the prior period.

Operating Activities
Net cash used in operating activities during the six months ended June 30, 2013 was $620,000 compared to $824,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities
Net cash used in investing activities during the three months ended June 30, 2013 was $Nil compared to $Nil during the prior period.

Financing Activities
Net cash provided by financing activities during the three months ended June 30, 2013 was $631,000 compared to $585,000 during the prior period. Current period financing consisted of proceeds from private placements and advances from related parties while prior period financing relates to proceeds from convertible notes and advances from related parties.

At June 30, 2013, we had 6,528,000 stock options and 17,279,341 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.18 per share, with the warrants having a weighted average exercise price of $0.292 per share. Accordingly, as of June 30, 2013, the outstanding options and warrants represented a total of 23,807,341 shares issuable for proceeds of approximately $1,680,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of June 30, 2013, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5,000,000 assuming a single Phase 1 clinical trial.

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

As of June 30, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at June 30, 2013such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the three months ended June 30, 2013 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

In May 2012, we issued 11,200,000 shares of our common stock to two consultants.  We contested the validity of the issuances of this common stock based on our belief that the consultants did not perform the services agreed to under their respective consulting agreements.  While we initially were able to delay the sale of the contested shares, we were not successful in clawing back the contested shares.  A claim for perceived damages from Michael Gardner (one of the consultants) suffered as a result of our contesting the issuances under the consulting agreements has been filed in the Supreme Court of New York. He has based his claim for damages on the difference between market price at the time we were able to delay the sale of his shares and the market price at the time of the sale of all of his shares.

The law firm that we used to pursue this action against the consultants has been awarded a judgment against us for $210,255 of legal fees.

Management is not aware of any other legal proceedings contemplated by any government authority or any other party involving the Company. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or threatened against the Company.

Item 1A.              Risk Factors

Not required.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On May 21, 2013, we issued 2,936,618 shares of common stock in connection with the conversion of $60,000 of a promissory note.

On June 11, 2013, we issued 2,113,515 shares of common stock in connection with the conversion of $52,753.35 of a promissory note.

On July 15, 2013, we issued 318,823 shares of common stock as a result of the adjustment from $0.025 to $0.0217 of the conversion price used to convert $52,753.35 of promissory note.

During the period ended June 30, 2013, we issued 3,176,334 shares of restricted common stock for conversion of a note at a conversion price of $.0603 per share.

During the period ended June 30, 2013, we issued 992,063 shares of restricted common stock for partial conversion of a note at an average conversion price of $.0695 per share.

During the period ended June 30, 2013, we issued 1,050,000 shares of restricted common stock for partial conversion of a note at an average conversion price of $.0681 per share.

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

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: August 19, 2013.