Form 10-Q
period 2013-09-30
TAPIMMUNE INC
filed 2013-11-19
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2013

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-27239

TAPIMMUNE INC.

(Name of Registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	88-0277072 (IRS Employer Identification Number)

1551 Eastlake Avenue East, Suite 100

Seattle, Washington, 98102

(Address of principal executive offices)

Phone number: (206) 504-7278

(Registrant’s telephone number)

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

As of November 19, 2013, the Company had 145,383,515 shares of common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

TAPIMMUNE INC.

(A DEVELOPMENT STAGE COMPANY)

Financial Statements

SEPTEMBER 30, 2013

Item 1.

Description	Page

Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	F-1

Interim Consolidated Statements of Operations for the Nine Months Ended September 30, 2013 and 2012 and for the Period from July 27, 1999 (Date of Inception) to September 30, 2013 (Unaudited)	F-2

Interim Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 and for the Period from July 27, 1999 (Date of Inception) to September 30, 2013 (Unaudited)	F-3

Notes to the Interim Consolidated Financial Statements (Unaudited)	F-4

3

TAPIMMUNE INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(As restated)
ASSETS
Current Assets
Cash	$ 4,933	$ 33,839
Due from government agency	1,050	1,077
Prepaid expenses and deposits	118,954	15,004
Deferred financing costs (Note 5)	25,084	37,452

	$ 150,021	$ 87,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$ 1,457,298	$ 1,941,716
Research agreement obligations (Note 3)	492,365	415,998
Derivative liability – conversion option (Note 4)	195,300	867,575
Derivative liability – warrants (Note 4)	89,195	977,086
Convertible notes payable (Note 5)	2,348,756	1,376,230
Loans payable (Note 6)	10,000	10,000
Promissory notes (Note 7)	277,942	167,942
Due to related parties (Note 8)	381,846	373,346
	5,252,702	6,129,893

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 150,000,000 shares authorized
139,308,515 shares issued and outstanding (2012 – 76,402,958)	142,410	76,404
Additional paid-in capital	46,381,379	43,483,947
Shares and warrants to be issued (Note 9)	384,343	352,859
Deficit accumulated during the development stage	(51,950,968)	(49,894,083)
Accumulated other comprehensive loss	(59,845)	(61,648)
	(102,681)	(6,042,521)

	$ 150,021	$ 87,372

CONTINGENCIES AND COMMITMENTS (Notes 1, 3, 5 and 11)

The accompanying notes are an integral part of these interim consolidated financial statements.

TAPIMMUNE INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		July 27, 1999 (inception) to September 30,
	2013	2012	2013	2012	2013

Expenses
Consulting fees	$ 51,000	$ 57,260	$ 117,367	$ 119,790	$ 2,338,867
Consulting fees – stock-based (Note 9)	6,679	109,728	90,447	2,283,561	8,128,819
Depreciation	-	-	-	-	213,227
General and administrative	70,466	268,286	365,898	880,353	4,295,250
Interest and finance charges (Note 4)	22,957	214,811	139,840	411,783	6,715,927
Management fees (Note 8)	58,500	22,500	175,500	125,100	3,249,803
Management fees – stock-based (Notes 8 and 9)	3,749	31,334	31,238	146,960	4,480,236
Professional fees	69,938	21,757	455,226	208,866	5,871,335
Research and development (Note 8)	30,000	71,061	218,778	432,289	7,187,373
Research and development – stock-based	-	-	-	-	612,000
	313,289	796,737	1,594,294	4,608,702	43,092,837

Net Loss Before Other Items	(313,289)	(796,737)	(1,594,294)	(4,608,702)	(43,092,837)

Other Items
Foreign exchange (loss) gain	-	(7,193)	5,896	2,304	51,583
Changes in fair value of derivative liabilities (Note 4)	266,077	121,385	2,144,566	544,576	6,448,958
Accretion of interest on convertible debt	(646,765)	-	(934,261)	-	(934,261)
Loss on debt financing	(104,000)	(85,550)	(200,000)	(85,550)	(1,573,263)
Gain (loss) on settlement of debt (Note 9)	(168,392)	-	(1,478,792)	28,688	(13,169,593)
Gain on extinguishment of derivative liabilities - warrants (Note 4)	-	-	-	-	290,500
Interest income	-	-	-	-	33,344
Loss on disposal of assets	-	-	-	-	(5,399)

Net Loss for the Period	$ (966,369)	$ (768,095)	$ (2,056,885)	$ (4,118,684)	$ (51,950,968)

Basic and Diluted Net Loss per Share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.07)

Weighted Average Number of Common Shares Outstanding	126,618,840	73,128,058	102,635,443	62,560,295

The accompanying notes are an integral part of these interim consolidated financial statements.

TAPIMMUNE INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from July 27, 1999 (inception) to September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,056,885)	$ (4,118,684)	$ (51,950,968)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	200,000	85,550	1,573,263
Changes in fair value of derivative liabilities	(2,144,566)	(544,576)	(6,448,958)
Loss (gain) on settlement of debt	1,478,792	(28,688)	13,169,593
Gain on extinguishment of derivative liabilities - warrants	-	-	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	934,261	-	6,402,760
Stock based compensation	121,685	2,430,521	13,237,305
Changes in operating assets and liabilities:
Due from government agency	-	-	(1,055)
Prepaid expenses and deposits	(103,950)	34,123	(142,954)
Deferred financing costs	23,368	(1,118)	11,165
Accounts payable and accrued liabilities	716,371	940,661	6,313,652
Research agreement obligations	76,367	106,218	710,496
NET CASH USED IN OPERATING ACTIVITIES	(754,557)	(1,095,993)	(17,197,574)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	231,651	455,000	11,092,226
Convertible notes, net	335,000	206,000	2,458,906
Proceeds from promissory notes	-	67,942	-
Proceeds from loans payable	-	21,000	428,000
Notes and loans payable	-	-	919,845
Advances from (to) related parties	159,000	99,544	1,958,783
Stock subscriptions	-	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	725,651	849,486	16,997,760

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	(28,906)	(246,507)	4,933
CASH, BEGINNING OF PERIOD	33,839	250,234	-
CASH, END OF PERIOD	$ 4,933	$ 3,727	$ 4,933

Supplemental cash flow information and non-cash investing and financing activities: (Note 10)

The accompanying notes are an integral part of these interim consolidated financial statements.

TAPIMMUNE INC.

(A Development Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013  (UNAUDITED)

NOTE 1A:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

We have restated our consolidated financial statements as of and for the year ended December 31, 2012 relating to the Company’s accounting for derivative liabilities and certain other accounts. We had recorded the derivative liabilities without accurately reflecting the effect of conversion of certain convertible notes and proper classification of some of the liabilities.

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at September 30, 2013, the Company had a working capital deficiency of $5,102,681 and has incurred significant losses since inception. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

NOTE 3:

RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement

Effective August 7, 2003, Crucell and the Company’s subsidiary GPI entered into a five-year research license and option agreement. In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company was required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum for three years through December 2011. As at September 30, 2013, the Company accrued $492,365 (€378,384) under the amended agreement, inclusive of interest on outstanding amounts.

The Company is currently delinquent on making its annual license payments under the amended license agreement. Crucell has the right to cancel the agreement; however, to date, the Company has not received any notice terminating the license agreement.

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

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants issued with the convertible notes during the year ended December 31, 2011. At December 31, 2012 and September 30, 2013, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

	December 31, 2012				September 30, 2013
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	0.08 to 3.78	0.02% to 0.36%	0.00%	199%	1.10 to 3.03	0.09% to 0.63%	0.00%	199%

	December 31, 2012				September 30, 2013
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Conversion Option	0.003 to 0.89	0.05% to 0.19%	0.00%	100.88% to 141.21%	0.14 to 0.78	0.02% to 0.15%	0.00%	108% to 161.97%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

As of September 30, 2013
Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 89,195	-	-	$ 89,195	$ 89,195
Derivative liability – conversion option	195,300	-	-	195,300	195,300
Total	$ 284,495	-	-	$ 284,495	$ 284,495

As of December 31, 2012
Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 977,086	-	-	$ 977,086	$ 977,086
Derivative liability – conversion option	867,575	-	-	867,575	867,575
Total	$ 1,844,661	-	-	$ 1,844,661	$ 1,844,661

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2011	$ 1,317,834	$ -	$ 1,317,834
Additions during the year	300,000	737,700	1,037,700
Total unrealized (gains) or losses included in net loss	(597,127)	129,875	(467,252)
Debt settlement	(43,621)	-	(43,621)
Transfers in and/or out of Level 3	-	-	-
Balance, December 31, 2012	977,086	867,575	1,844,661
Additions during the period	200,000	363,300	563,300
Total unrealized (gains) or losses included in net loss	(1,087,891)	(1,035,575)	(2,123,466)
Transfers in and/or out of Level 3	-	-	-
Balance, September 30, 2013	$ 89,195	$ 195,300	$ 284,495

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

NOTE 5:

CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current period:

	Face Value	Principal Repayment/ Settlement/Re-issued	Unamortized Note Discount	Balance at September 30, 2013

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$ 1,184,694	$ 203,836	$ 53,676	$ 927,182

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	17,481	197,519

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	1,885	28,115

August 8, 2012 Convertible Note
Note due August 8, 2013	111,430	111,430	-	-

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	-	-	27,500

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	-	-	20,000

September 18, 2012 Convertible Note
Note due October 1, 2013	82,500	58,750	-	23,750

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	13,972	326,028

October 9, 2012 Convertible Notes	100,000	100,000	-	-
Note due April 30, 2013

November 1, 2012 Convertible Note
Note due April 30, 2013	31,471	31,471	-	-

November 20, 2012 Convertible Note
Note due November 20, 2013	55,710	44,962	-	10,748

December 14, 2012 Convertible Note
Note due April 18, 2013	189,210	189,210	-	-

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	-	-	50,000

January 5, 2013 Convertible Notes	567,729	115,000	-	452,729

February 27, 2013 Convertible Note
Note due February 27, 2014	58,500	-	22,808	35,692

April 2, 2013 Convertible Notes	80,967	-	-	80,967

April 18, 2013 Convertible Note
Note due December 18, 2013	60,000	-	9,868	50,132

May 5, 2013 Convertible Notes	45,000	-	-	45,000

May 14, 2013 Convertible Note
Note due May 14, 2014	126,000	-	78,016	47,984

June 27, 2013 Convertible Note
Note due June 27, 2014	37,620	-	26,571	11,049

June 19, 2013 Convertible Note
Note due June 19, 2014	115,000	83,000	28,325	3,675

July 12, 2013 Convertible Note
Note due July 12, 2014	125,000	28,200	86,114	10,686

Total	$ 3,653,331	$ 965,859	$ 338,716	$ 2,,348,756

The following is a summary of debt instrument transactions that are relevant to the previous year:

	Face Value	Principal Repayment/ Settlement	Unamortized Note Discount	Balance at December 31, 2012

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$ 1,184,694	$ 203,836	$ 153,358	$ 827,500

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	43,140	171,860

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	3,953	26,047

August 8, 2012 Convertible Note
Note due August 8, 2013	111,430	-	67,163	44,267

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	-	-	27,500

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	-	12,712	7,288

September 18, 2012 Convertible Note
Note due October 1, 2013	82,500	-	59,741	22,759

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	268,275	71,725

November 1, 2012 Convertible Note
Note due April 30, 2013	31,471	-	18,200	13,271

November 20, 2012 Convertible Note
Note due November 20, 2013	55,710	-	49,605	6,105

December 14, 2012 Convertible Note
Note due April 18, 2013	189,210	-	81,302	107,908

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	-	-	50,000
Total	$ 2,337,515	$ 203,836	$ 757,449	$ 1,376,230

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

The Company paid a finders’ fee of $41,500. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At September 30, 2013, $4,662 of the $25,084 in deferred financing costs relates to the February 2011 Notes which remains unamortized.

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

For the nine months ended September 30, 2013, accretion of the debt discount of $99,682 was recorded for the February 2011 Notes.

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

The Company paid a finders’ fee of $4,550. The finder’s fee was accounted for as deferred financing costs, and is being amortized over the term of the notes. At September 30, 2013, $756 of the $25,084 in deferred financing costs relates to the April 2011 Notes.

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

For the nine months ended September 30, 2013, accretion of the debt discount of $25,658 was recorded for the April 2011 Notes.

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

For the nine months ended September 30, 2013, accretion of the debt discount of $2,067 was recorded for the June 2011 Note.

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

The August 8, 2012 Note carried no interest if the Company repaid the note within 90 days from issuance. If the Company does not repay the note within 90 days, a one-time interest of 5% shall apply to the principal sum. The company did not repay the note within 90 days of issuance and a one-time interest of 5% was accrued in the year ended December 31, 2012.

During the nine months ended September 30, 2013, the investor converted the principal amount of $111,430 and accrued interest of the August 8, 2012 Note into common shares (Note 9).

The finder’s fee of $8,000 was accounted for as deferred financing costs, and was amortized over the term of the note and has been fully expensed during the current period on the conversion of the debt.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $155,700 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $55,700. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.19%, dividend yield of 0% and volatility of 139.77%. The debt discount has been accreted up to the dates of conversion using the effective interest rate method.

For the nine months ended September 30, 2013, accretion of the debt discount of $67,163 was recorded for the August 8, 2012 Note.

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

The Company allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $31,100 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $6,100. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of three months, risk free rate of 0.11%, dividend yield of 0% and volatility of 138.31%. The debt discount was accreted over the three month term of the August 12, 2012 Note using the effective interest rate method.

The Company has not repaid the August 12, 2012 Note as of September 30, 2013, which is in default. The note is accruing interest rate of 10% per year.

August 20, 2012 Convertible Note

On August 20, 2012, the Company entered into a securities purchase agreement with accredited investors to place a Convertible Note (the “August 20, 2012 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $20,000. The note holder has the option to convert a portion or all of the outstanding balance of the August 20, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 70% of the lowest traded price in the 25 trading days prior to conversion.

The August 20, 2012 Note bears interest at the rate of 8% per annum.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $36,100 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $16,100. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.19%, dividend yield of 0% and volatility of 140.11%. The debt discount was accreted over the one year term of the August 20, 2012 Note using the effective interest rate method.

For the nine months ended September 30, 2013, accretion of the debt discount of $12,712 was recorded for the August 20, 2012 Note.

The Company has not repaid the August 20, 2012 Note as of September 30, 2013, which is in default. The note is accruing interest rate of 8% per year.

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

The finder’s fee of $6,000 was accounted for as deferred financing costs, and was amortized over the term of the note which has been fully amortized.

During the nine months ended September 30, 2013, the investor converted the principal amount and accrued interest of $75,000 and accrued interest into common shares (Note 9). The balance remaining on the September 18, 2012 Note as on September 30, 2013 was $23,750.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $76,400 and recognized as a derivative liability and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $1,400. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.20%, dividend yield of 0% and volatility of 141.43%. The debt discount is being accreted over the one year term using the effective interest rate method.

For the nine months ended September 30, 2013, accretion of the debt discount of $20,060 was recorded for the September, 2012 Note.

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

The legal fee of $10,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At September 30, 2013, $411 of the $25,084 in deferred financing costs relates to the October 2012 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

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

The warrants include price adjustment provisions whereby the exercise price will be adjusted downwards based on future grants, which results in a share issuance at a per share amount less than $0.25 per share, or repricing of any existing warrants to a lower price. During the nine months ended September 30, 2013, the investor converted the 3,000,000 warrants under a cashless exercise provision for 1,898,588 shares of common stock (Note 9).

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

For the nine months ended September 30, 2013, accretion of the debt discount of $254,301 was recorded for the October 2012 Note.

October 9, 2012 Convertible Note

On October 9, 2012, the Company converted accounts payable of $100,000 into convertible notes (the “October 9, 2012 Note”). The note holder has the option to convert a portion or all of the outstanding balance of the October 9, 2012 Note into shares of the Company’s common stock at a conversion rate of $0.11 per share. The note has no terms of repayment and no interest charges. Only under certain events of default the note will incur an interest rate of 20% per year.

During the nine months ended September 30, 2013, the note was amended and assigned to a third party with price adjustment features ratified by the Company and converted into 5,368,956 shares of the Company. The Company recorded $135,527 as loss on settlement of debt (Note 9).

November 1, 2012 Convertible Note

During the year ended December 31, 2012, the Company converted a promissory note of $100,000 (Note 7) with an accredited investor into three convertible notes totaling $105,000. The three convertible notes were assigned to a third party. In November and December 2012, the holder converted $73,737 of principal and interest into 1,262,727 shares. The Company recorded $66,801 as loss on settlement of debt (Note 9).

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

The Company had allocated the balance of the November 1, 2012 Note to the conversion option and debt based on the calculated fair value. The fair value of the conversion option was recorded at $27,300 and recognized as a derivative liability and the debt was recorded at $4,171. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of 0.49 year, risk free rate of 0.09%, dividend yield of 0% and volatility of 127.26%. The debt discount was accreted over the 0.49 year term of the November 1, 2012 Note using the effective interest rate method.

During the nine months ended September 30, 2013, the investor converted the November 1, 2012 Note and accrued interest into 512,822 common shares (Note 9).

For the nine months ended September 30, 2013, accretion of the debt discount of $7,921 was recorded for the November 1, 2012 Note.

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

The November 20, 2012 Note carried no interest if the Company repaid the note within 90 days from issuance. If the Company does not repay the note within 90 days, a one-time interest of 5% shall apply to the principal sum. The company did not repay the note within 90 days of issuance and a one-time interest of 5% in the current period.

The finder’s fee of $4,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At September 30, 2013, $559 of the $25,084 in deferred financing costs relates to the November 20, 2012 Note.

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

During the nine months ended September 30, 2013, the investor converted the principal amount of $44,962 and accrued interest of the November 20, 2012 Note into 5,600,000 common shares (Note 9).

For the nine months ended September 30, 2013, accretion of the debt discount of $39,513 was recorded for the November 20, 2012 Note.

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

The Company has allocated the balance of $189,210 of the December 14, 2012 Note to the conversion option and debt based on the calculated fair value. The fair value of the conversion option was recorded at $94,100 and recognized as a derivative liability and the debt was recorded at $95,110. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of 0.35 year, risk free rate of 0.06%, dividend yield of 0% and volatility of 100.88%. The debt discount was being accreted over the 0.45 year term of the December 14, 2012 Note using the effective interest rate method.

During the nine months ended September 30, 2013, the investor converted the remaining balance of the note of $189,210 and accrued interest on the December 14, 2012 Note into common shares (Note 9).

December 18, 2012 Convertible Note

On December 18, 2012, the Company entered into a securities purchase agreement with accredited investors to place convertible notes (the “December 18, 2012 Notes”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $50,000. The note holders have the option to convert a portion or all of the outstanding balance of the December 18, 2012 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.10 per share.

The December 18, 2012 Notes carry an interest rate of 9%, due and payable on the maturity date.

January 5, 2013 Convertible Notes

On January 5, 2013, the Company exchanged amounts due to related parties into convertible notes (the “January 5, 2013 Notes”) with no terms of repayment and no interest charges in the aggregate principal amount of $567,729. The related parties have the option to convert a portion or all of the outstanding balance of the January 5, 2013 Notes into shares of the Company’s common stock at a conversion rate of $0.12 per share.

In July, 2013, one of the related parties assigned $115,000 of the convertible note to a third party with amendments to adjustment of conversion price ratified by the Company. As of September 30, 2013, $452,729 of the January 5, 2013 Notes is outstanding.

February 27, 2013 Convertible Note

On February 27, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “February 27, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $58,500. Consideration under the notes consisted of $46,000 in cash proceeds after $4,000 payment of finders’ fee and an original issue discount of $8,500. The note holder has the option to convert a portion or all of the outstanding balance including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 70% of the lowest traded price in the 25 trading days prior to conversion.

The February 27, 2013 Note carries no interest if the Company repays the note within 90 days from issuance. If the Company does not repay the note within 90 days, a one-time interest of 5% shall apply to the principal sum. The company did not repay the note within 90 days of issuance and a one-time interest of 5% was accrued in the current period.

The finder’s fee of $4,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At September 30, 2013, $1,644 of the $25,084 in deferred financing costs relates to the February 27, 2013 Note.

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

For the nine months ended September 30, 2013, accretion of the debt discount of $32,692 was recorded for the February 27, 2013 Note.

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

For the nine months ended September 30, 2013, accretion of the debt discount of $22,932 was recorded for the April 18, 2013 Note.

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

May 14, 2013 Convertible Note

On May 14, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “May 14, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $126,000. The Company also issued 2,000,000 warrants to the note holder, exercisable at $0.06 per share with a four year term. Consideration under the notes consisted of $110,000 in cash proceeds after $5,000 payment of finders’ fee and an original issue discount of $11,000. The note holder has the option to convert a portion or all of the outstanding balance including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.072 per share or 70% of the average of the lowest closing bid prices in the 20 trading days prior to conversion.

The May 14, 2013 Note carries an interest rate of 8% per year unless the note is in default, in which case, the note will incur an interest rate of 18% per year.

The finder’s fee of $5,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At September 30, 2013 , $3,096 of the $25,084 in deferred financing costs relates to the May 14, 2013 Note.

The Company has allocated the net proceeds to the conversion option and warrants based on the calculated fair values. The fair value of the conversion option was recorded at $115,000 and fair value of the warrants was recorded as $96,000 recognized as a derivative liabilities and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $96,000. The fair value of the conversion option was calculated using the Black Scholes option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.15%, dividend yield of 0% and volatility of 149.87%. The debt discount is being accreted over the one year term of the May 14, 2013 Note using the effective interest rate method.

For the nine months ended September 30, 2013, accretion of the debt discount of $47,984 was recorded for the May 14, 2013 Note.

June 27, 2013 Convertible Note

On June 27, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “June 27, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $37,620. Consideration under the notes consisted of $30,000 in cash proceeds after $3,000 payment of finder’s fee and an original issue discount of $4,620. The note holder has the option to convert a portion or all of the outstanding balance of the June 27, 2013 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.09 per share or 70% of the lowest traded price in the 25 trading days prior to conversion.

The June 27, 2013 Note carries no interest if the Company repays the note within 90 days from issuance. If the Company does not repay the note within 90 days, a one-time interest of 5% shall apply to the principal sum. The company did not repay the note within 90 days of issuance and a one-time interest of 5% was accrued in the current period.

The finder’s fee of $3,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At September 30, 2013, $2,244 of the $25,084 in deferred financing costs relates to the June 27, 2013 Note which remains unamortized.

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

For the nine months ended September 30, 2013, accretion of the debt discount of $9,349 was recorded for the June 27, 2013 Note.

June 19, 2013 Convertible Note

In June, 2013, one of the related parties assigned $115,000 of its convertible note to a third party with amendments ratified by the Company (the “June 19, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $115,000. The note holder has the option to convert a portion or all of the outstanding balance of the June 19, 2013 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.04 per share or 60% of the lowest traded price in the 20 trading days prior to conversion.

The June 19, 2013 Note carries an interest rate of 10% per year unless the note is in default under certain conditions, in which case, the interest rate would be 20% per year.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $31,600 and recognized as a derivative liability and the debt was recorded at $83,400. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.15%, dividend yield of 0% and volatility of 156.46%. The debt discount is being accreted over the one year term of the June 19, 2013 Note using the effective interest rate method.

During the nine months ended September 30, 2013, the third party converted the principal amount of $83,000 and accrued interest of the June 19, 2013 Note into 10,818,783 common shares (Note 9).

For the nine months ended September 30, 2013, accretion of the debt discount of $8,778 was recorded for the June 19, 2013 Note.

July 12, 2013 Convertible Note

In July, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “July 12, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $125,000. The Company also issued 4,166,667 warrants to the note holder, exercisable at $0.03 per share with a five year term. Consideration under the notes consisted of $110,000 in cash proceeds after $15,000 payment of finders’ fee and an original issue discount of $11,000. The note holder has the option to convert a portion or all of the outstanding balance of the July 12, 2013 Note including any accrued interest into shares of the Company’s common stock at a conversion rate of $0.03 per share or 70% of the average of the lowest closing bid prices in the 20 trading days prior to conversion.

The July 12, 2013 Note carries an interest rate of 8% per year unless the note is in default, in which case, the note will incur an interest rate of 18% per year.

The finder’s fee of $15,000 was accounted for as deferred financing costs, and is being amortized over the term of the note. At September 30, 2013 , $11,712 of the $25,084 in deferred financing costs relates to the July 12, 2013 Note which remains unamortized, and is presented in current assets on the Company’s Balance Sheet.

The Company has allocated the net proceeds to the conversion option and warrants based on the calculated fair values. The fair value of the conversion option was recorded at $114,000 and fair value of the warrants was recorded as $104,000 recognized as a derivative liabilities and the debt was recorded at $nil. The transaction resulted in an accounting loss on debt financing of $104,000. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.15%, dividend yield of 0% and volatility of 161.97%. The debt discount is being accreted over the one year term of the July 12, 2013 Note using the effective interest rate method.

During the nine months ended September 30, 2013, the investor converted the principal amount and accrued interest of $28,200 of the July 12, 2013 Note into 5,000,000 common shares (Note 9).

For the nine months ended September 30, 2013, accretion of the debt discount of $26,929 was recorded for the July 12, 2013 Note.

NOTE 6:

LOANS PAYABLE

As at September 30, 2013, there were unsecured loan advances from third parties in the amount of $10,000 (December 31, 2012 - $10,000), which is due on demand. The loan is accruing interest of 10% per annum.

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

During the nine months ended September 30, 2013, the Company converted $210,000 of accounts payable into a promissory note, payable on a preset schedule of payments starting in April 2013. Any of the late payments will incur interest at the rate of 9% per year. The Company had not made any payments and was in default of the payment schedule. The payments in default are accruing interest of 9% per year.

NOTE 8:

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)

incurred $288,000 (September 30, 2012 - $173,500) in management fees and $99,000 (September 30, 2012 - $67,500) in research and development services paid to officers and directors during the period;

(b)

recorded $40,238 (September 30, 2012 - $31,333) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)

converted $83,000 (September  30, 2012 - $50,000) of debt due to related parties during the period, which were settled with shares;

(d)

issued $nil (September 30, 2012 - $38,000) in promissory notes to an officer and director of the Company (Note 5).

(e)

converted $567,729 (September  30, 2012 - $nil) of payable into convertible notes to officers, consultant and a director of the Company (Note 5).

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

At September 30, 2013, the Company had amounts owing to directors, consultants and officers of $381,846 (December 31, 2012 - $293,805). Amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

2013 Share Transactions

In January 2013, the Company issued 231,332 shares of its common stock for conversion of one of the two November 1, 2012 Notes (Note 5) at a conversion price of $.0662 per share. The fair value of the shares was determined to be $36,550 based on the quoted market price of $0.158 per share. The Company recorded $21,230 as loss on settlement of debt.

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

During the nine month period ended September 30, 2013, the Company issued 3,176,334 shares of its common stock for conversion of December 14, 2012 Note (Note 5) at a conversion price of $.0603 per share. The fair value of the shares was determined to be $404,849 based on the average quoted market price of $0.1245 per share. The Company recorded $213,316 as loss on settlement of debt.

During the nine month period ended September 30, 2013, the Company issued 1,944,444 shares of its common stock for partial conversion of September 18, 2012 Note (Note 5) at an average conversion price of $.036 per share. The fair value of the shares was determined to be $166,667 based on the average quoted market price of $0.0857 per share. The Company recorded $96,667 as loss on settlement of debt.

During the nine month period ended September 30, 2013, the Company issued 1,050,000 shares of its common stock for partial conversion of August 8, 2012 Note (Note 5) at an average conversion price of $.0681 per share. The fair value of the shares was determined to be $110,700 based on the average quoted market price of $0.1063 per share. The Company recorded $39,160 as loss on settlement of debt.

In April 2013, the Company issued 281,490 shares of its common stock for conversion of the balance of the November 1, 2012 Notes (Note 5) at a conversion price of $.0607 per share. The fair value of the shares was determined to be $28,490 based on the quoted market price of $0.108 per share. The Company recorded $11,059 as loss on settlement of debt.

During the nine month period ended September 30, 2013, the Company issued 18,464,921 shares of its common stock for settlement of accounts payable in the amount of $510,572. The fair value of the shares was determined to be $1,101,527 based on the average quoted market price of $0.0597 per share. The Company recorded $585,955 as loss on settlement of debt.

During the nine month period ended September 30, 2013, the Company issued 250,000 shares of its restricted common stock under a settlement agreement with a former director of the Company. The fair value of the shares was determined to be $8,175 based on the average quoted market price of $0.0327 per share. The Company recorded $8,175 as stock-based management fee.

During the nine month period ended September 30, 2013, the Company issued 5,368,956 shares of its common stock for conversion of October 9, 2012 Convertible Notes (Note 5). The fair value of the shares was determined to be $248,278 based on the average quoted market price of $0.0462 per share. The Company recorded $135,527 as loss on settlement of debt.

During the nine month period ended September 30, 2013, the Company issued 3,000,000 shares of its common stock for conversion of the balances of the August 8, 2012 Note and November 20, 2013 Note (Note 5) at an average conversion price of $.021 per share. The fair value of the shares was determined to be $137,200 based on the average quoted market price of $0.0457 per share. The Company recorded $74,200 as loss on settlement of debt.

Between July and September 30, 2013, the Company issued 10,818,783 shares of its common stock for conversion of June 19, 2013 Convertible Note (Note 5). The fair value of the shares was determined to be $181,606 based on the average quoted market price of $0.0168 per share. The Company recorded $79,078 as loss on settlement of debt.

In August, 2013, the Company issued 5,000,000 shares of its common stock for conversion of July 12, 2013 Convertible Note (Note 5). The fair value of the shares was determined to be $52,500 based on the quoted market price of $0.0105 per share. The Company recorded $24,300 as loss on settlement of debt.

In August and September 2013, the Company issued 3,600,000 shares and is obligated to issue additional 2,047,238 shares of its common stock for conversion of November 20, 2012 Convertible Note (Note 5). The fair value of the shares was determined to be $52,960 based on the average quoted market price of $0.0147 per share. The Company recorded $22,748 as loss on settlement of debt.

In September, 2013, the Company issued 1,000,000 shares of its common stock for partial conversion of September 18, 2012 Note (Note 5) at an average conversion price of $.005 per share. The fair value of the shares was determined to be $10,500 based on the quoted market price of $0.0105 per share. The Company recorded $5,500 as loss on settlement of debt.

In August and September 2013, the Company issued 8,000,000 shares of its common stock as part of the settlement agreement of February 8, 2013. The fair value of the shares was determined to be $110,100 based on the average quoted market price of $0.0138 per share. The Company recorded $110,100 as loss on settlement of debt.

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

In November 2012, the Company issued 437,063 shares of its common stock on election by the holder to convert part of a convertible debt (Note 5) at a conversion price of $.0572 per share. The fair value of the shares was determined to be $55,944 based on the quoted market price of $0.128 per share. The Company recorded $30,944 as loss on settlement of debt.

In November 2012, the Company issued 597,185 shares of its common stock on election by the holder to convert part of a convertible debt (Note 5) at a conversion price of $.0586 per share. The fair value of the shares was determined to be $63,003 based on the quoted market price of $0.106 per share. The Company recorded $28,003 as loss on settlement of debt.

In November 2012, the Company issued 228,479 shares of its common stock on election by the holder to convert part of a convertible debt (Note 5) at a conversion price of $.0601 per share. The fair value of the shares was determined to be $21,591 based on the quoted market price of $0.095 per share. The Company recorded $7,854 as loss on settlement of debt.

In December 2012, the Company issued 1,078,477 shares of its common stock as payment of installment of $65,032 for a convertible debt (Note 5) at a conversion price of $.0603 per share. The fair value of the shares was determined to be $96,523 based on the quoted market price of $0.09 per share. The Company recorded $31,491 as loss on settlement of debt.

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

The expensed portion of the value of the vesting options during the nine months ended September 30, 2013 was $43,091 (September 30, 2012 - $106,072) which was recorded as stock based consulting and management fees. During the period, stock-based consulting and management fees also includes share based compensation.

Share purchase options

A summary of the Company’s stock options as of September 30, 2013 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	6,278,000	$ 0.18	6.85
Issued	500,000	0.17	9.35
Cancelled/Forfeited	(250,000)	0.35	-

Balance, December 31, 2012	6,528,000	0.18	6.05
Issued	-	-	-
Cancelled/Forfeited	-	-	-

Balance, September 30, 2013	6,528,000	$ 0.18	5.30

At September 30, 2013, the intrinsic value of the vested options was equal to $nil (December 31, 2012 - $nil).

A summary of the status of the Company’s unvested options as of September 30, 2013 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2012	379,575	$ 0.18
Granted	-	-
Vested	(247,630)	0.18
Cancelled/Forfeited	-	-

Unvested, September 30, 2013	131,945	$ 0.17

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

In May, 2013, the Company issued 2,000,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.06 per share for an exercise period of up to four years from the issuance date. The warrants were issued pursuant to a convertible debt with price adjustment features. The residual fair value of these warrants was determined to be $96,000 and recognized as a derivative liability.

In July, 2013, the Company issued 4,166,667 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $0.04 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a convertible debt with price adjustment features. The residual fair value of these warrants was determined to be $104,000 and recognized as a derivative liability.

A summary of the Company’s share purchase warrants as of September 30, 2013  and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	12,106,355	$ 0.56	2.81
Issued	5,516,668	0.26	3.32
Exercised, cancelled or expired	(714,400)	2.33	-
Balance, December 31, 2012	16,908,623	$ 0.39	2.19
Issued	9,637,376	0.05	2.52
Exercised	(3,000,000)	0.25	-
Extinguished or expired	(3,696,071)	0.39	-
Balance, September 30, 2013	19,849,928	$ 0.24	3.35

NOTE 10:

SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine Months Ended September 30, 2013
	Shares/warrants	Amount
		$
Shares issued pursuant to consulting arrangements	350,000	38,935
Shares issued pursuant to debt settlement	18,464,921	400,472
Shares issued pursuant to a settlement agreement	8,000,000	110,100
Shares issued pursuant to notes conversion	30,471,339	699,427

	Nine Months Ended September 30, 2012
	Shares/warrants	Amount
		$
Shares issued pursuant to debt settlement agreements	2,126,447	$326,937
Common shares issued pursuant to consulting service arrangements	14,535,179	$1,998,000

See Notes 5 and 9 for additional disclosure on non-cash transactions.

	Period Ended June 30,
	2013	2012

Interest paid in cash	$ -	$ -
Income taxes paid	$ -	$ -

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

The Company has agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, will pay all the costs incurred by the Mayo Clinic, not to exceed a total of $841,000, of which, $510,572 has been paid and $50,000 accrued as of September 30, 2013 . Both Parties agree that within 30 days after the Mayo Clinic informs the Company in writing about the receipt of FDA approval, the parties shall enter into an a formal research agreement. Management anticipates that Phase 1 Trials will begin in the fourth quarter of 2013. An initial payment of $250,000 will be required within 30 days of receiving notice from the Mayo Clinic that the Phase 1 Trial will commence.

Management Services Agreement

In February 2011, the Company approved an employment agreement with Dr. Wilson with an initial term of 2 years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 2,000,000 shares of the Company’s common stock at $0.19 per share, 50% of which vested on March 16, 2011, while the remainder vested monthly over a period of two years (41,667 per month). The options shall be exercisable for at least five years.

Consultant Agreements

In April 2012, the Company entered into an investors’ relation consulting agreement for a one year term, with a one-time right to terminate the agreement at its six month anniversary. The consulting agreement provided for the Company to issue 620,690 shares to the consultant and a monthly payment of $7,500.

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

The Company has obligations under various research and consulting agreements through December 31, 2014. The aggregate minimum annual payments for the years ending December 31 are as follows:

2013

$

422,749

2014

22,284

$

445,033

NOTE 12:

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities

	September 30, 2013	December 31, 2012
	$	$

Trade accounts payable	983,303	1,663,315
Accrued liabilities	136,395	242,245
Employee payroll	127,083	61,458
Accrued interest	210,517	74,698
	1,457,298	2,041,716

NOTE 13:

SUBSEQUENT EVENTS

In November, 2013, the Company entered into securities purchase agreements with accredited investors to place convertible notes with a maturity date of six months after the issuance thereof in the aggregate principal amount of $143,000. Consideration under the notes consisted of $130,000 in cash proceeds and an original issue discount of 10%. The note holders have the option to convert a portion or all of the outstanding balance of the notes including any accrued interest into shares of the Company’s common stock at a conversion rate of lesser than $0.01 per share or a conversion price available to any of the other debtors. The note carries no interest unless the note is in default, in which case, the note will incur an interest rate of 20% per year.

In November, 2013, the Company exchanged partial amount due to a related party into a convertible note with a maturity date of six months after the issuance thereof in the aggregate principal amount of $56,667. Consideration under the notes consisted of $51,000 of accounts payable and an original issue discount of 10%. The note was issued on the same terms as the notes issued to accredited investors in November 2013.In November, 2013, one of the convertible note holders elected to convert $6,360, a portion of the note, into 1,200,000 shares of the Company at a conversion price of $0.0053.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended months ended September 30, 2013 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Products and Technology in Development

TAP Cancer Vaccine

Based on earlier research at UBC Biomedical Research Centre in Vancouver BC, our overall objective is to successfully develop a patented TAP gene vector technology to restore the TAP protein, with the objective being to develop the TAP technology as a therapeutic cancer vaccine that will restore the normal immune recognition of cancer cells. A TAP Cancer Vaccine will be targeted at those cancers that are deficient in the TAP protein, which include breast cancer, prostate cancer, lung cancer, liver cancer, melanoma, renal cancer and colorectal cancer. TAP gene vectors will be used clinically in concert with proprietary antigen technologies in a “Prime and Boost” strategy. In our HER2/neu breast cancer program, which has started at the Mayo Clinic, proprietary HER2/neu antigens licensed from the Mayo Clinic will be used as the “Prime” and a TAP gene vector also containing antigens will be used as the “Boost”. Recent progress on the development and validation of PolyStart vector technology has provided a breakthrough immunotherapy technology platform.

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

Phase I Human Clinical Trials– HER2/neu Vaccine Technology – Mayo Clinic

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. An IND for Phase I human clinical trials on the HER2/neu cancer vaccine in collaboration with the Mayo Clinic was allowed by the FDA in July, 2011 and the Mayo IRB approved the trial on May 4 2012. Patient dosing has started, and interim safety analysis on the first five patients is complete and was successful. In addition, each of the first five patients treated developed specific T-cell immune responses to the antigens in the vaccine technology.

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

On May 4, 2012, Mayo IRB approval was confirmed and patient dosing was initiated.

On July 24, 2010, we signed a Research and Technology License Option Agreement with the Mayo Foundation for Medical Education and Research, Rochester, MN, to evaluate novel smallpox peptide antigens. The Agreement grants TapImmune an exclusive worldwide option to become the exclusive licensee of the smallpox vaccine technology after research studies have been completed under the terms of the agreement. This project is progressing well with identification of several peptide antigens which could form the basis of a new vaccine for potential stockpiling.  Its completion in Q4, 2013 will trigger the decision whether to proceed into primate studies.

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

Our Financial Condition

During the next 12 months, we anticipate that we will not generate any sales revenue but may receive grant funding. We had cash of $4,933 and a working capital deficit of $4,971,681 at September 30, 2013. We will require significant additional financial resources and will depend on future financings to fund our ongoing research and development as well as other working capital requirements.

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

Management believes that as a result of the potential of our PolyStart vector technology developed in our laboratoriesour recent personnel additions, our moving into a state of the art facility, our exclusive Licensing Option agreements with the Mayo Clinic in Rochester, Minnesota, the completion start of term Phase 1 clinical trials in HER2/neu breast cancer, together with and subject to raising adequate funding, the Company will be well positioned to start Phase II clinical trials and for significant expansion of its current development programs.

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

In Q3 2013, we continued to made good progress with very few resources. Progress in developing vectors for expression of antigens and TAP as a boost strategy has led to new intellectual property that we intend to file in the fourthsecond quarter of 2013. Immune responses generated to the HER2/neu antigens given to the first five patients in the Phase I trial provide confidence to move into Phase II trials. On the technology and product pipeline side, management believes that the company is fundamentally strong and poised to be a leading company in a highly attractive and expanding market.

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

We are a development stage company. We recorded a net loss of $966,000 during the three months ended September 30, 2013 compared to $768,000 for the three months ended September 30, 2012.

Operating costs decreased to $313,000 during the three months ended September 30, 2013 compared to $797,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•

Consulting fees decreased to $51,000 during the three months ended September 30, 2013 from $57,000 during the prior period, due primarily to previous business development contracts ended during the current period.

•

Consulting fees – stock-based decreased to $7,000 during the three months ended September 30, 2013 from $110,000 during the prior period. The lower current period expense is primarily due to decreased share based payments to the consultants compared to the prior period.

•

General and administrative expenses decreased to $70,000 in the three months ended June 30, 2012 from $268,000 in the prior period, with the decrease resulting from reduced staffing costs at the Company’s Seattle office and lower travel related expense in the current period.

•

Interest and finance charges increased to $23,000 during the three months ended September 30, 2013 from $215,000 during the prior period. Current period interest charges are primarily interest accruals and prior period interest charges are interest accruals and accretion of debt discounts.

•

Management fees increased to $59,000 during the three months ended September 30, 2013 from $23,000 during the prior period due to one additional person in management in the current period.

•

Management fees – stock-based decreased to $4,000 during the three months ended September 30, 2013 from $31,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•

Professional fees increased to $70,000 during the three months ended September 30, 2013 from $22,000 during the prior period, due to higher legal fees incurred relating to debt issuance and other legal matters in the current period.

•

Research and development decreased to $30,000 during the three months ended September 30, 2013 from $71,000 during the prior period. This was due to lower technology licensing fee and initiation of preclinical studies in the current period.

Foreign exchange loss was $nil during the three months ended September 30, 2013 compared to a loss of $7,000 in the prior period primarily due to expiry of a licensing agreement.

Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012

We recorded a net loss of $2,057,000 during the nine months ended September 30, 2013 compared to $4,119,000 for the nine months ended September 30, 2012.

Operating costs decreased to $1,594,000 during the nine months ended September 30, 2013 compared to $4,609,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•

Consulting fees decreased to $117,000 during the nine months ended September 30, 2013 from $120,000 during the prior period, due primarily to increase in cash payments for a new business development contract entered into in May 2012.

•

Consulting fee - stock-based decreased to $90,000 during the nine months ended September 30, 2013 from $2,284,000 during the prior period. The lower current period expense is primarily due to decreased share based payments to the consultants compared to the prior period.

•

General and administrative expenses decreased to $366,000 in the nine months ended September 30, 2013 from $880,000 in the prior period, with the decrease resulting from reduced staffing costs at the Company’ Seattle office and lower travel related expense in the current period.

•

Interest and finance charges increased to $140,000 during the nine months ended September 30, 2013 from $412,000 during the prior period. Current period interest and finance charges are primarily accrual of interest on convertible notes and prior period interest charges are primarily accretion of convertible notes and accrual of interest charges.

•

Management fees increased to $175,000 during the nine months ended September 30, 2013 from $125,000 during the prior period due to one additional person in management in the current period.

•

Management fees – stock-based decreased to $31,000 during the nine months ended September 30, 2013 from $147,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•

Professional fees increased to $455,000 during the nine months ended September 30, 2013 from $209,000 during the prior period, due to higher legal fees incurred relating to debt issuance and other legal matters in the current period.

•

Research and development decreased to $218,000 during the nine months ended September 30, 2013 from $432,000 during the prior period. This was due to lower technology licensing fee and initiation of preclinical studies in the current period.

Liquidity and Capital Resources

At September 30, 2013, we had $5,000 in cash. Generally, we have financed our operations through the proceeds from convertible notes and the private placement of equity securities as noted in Financing Activities below. We decreased our net cash by $29,000 during the nine months ended September 30, 2013 compared to a decrease of $247,000 during the prior period.

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2013 was $755,000 compared to $1,096,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2013 was $Nil compared to $Nil during the prior period.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2013 was $726,000 compared to $870,000 during the prior period. Current period financing consisted of proceeds from private placements and advances from related parties while prior period financing relates to proceeds from convertible notes and advances from related parties.

At September 30, 2013, we had 6,528,000 stock options and 20,257,599 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $0.18 per share, with the warrants having a weighted average exercise price of $0.26 per share. Accordingly, as of September 30, 2013, the outstanding options and warrants represented a total of 26,785,599 shares issuable for proceeds of approximately $6,487,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of September 30, 2013, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $5-7 million, assuming the completion of a single the Phase 1 clinical trial and start of a Phase II clinical trial in HER2/neu breast cancer.

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

As of September 30, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at September 30, 2013such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the three months ended September 30, 2013 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

In May 2012, we issued 11,200,000 shares of our common stock to two consultants. We contested the validity of the issuances of this common stock based on our belief that the consultants did not perform the services agreed to under their respective consulting agreements. While we initially were able to delay the sale of the contested shares, we were not successful in clawing back the contested shares. A claim for perceived damages from Michael Gardner (one of the consultants) suffered as a result of our contesting the issuances under the consulting agreements has been filed in the Supreme Court of New York. He has based his claim for damages on the difference between market price at the time we were able to delay the sale of his shares and the market price at the time of the sale of all of his shares. As the result of a judicial decision in New York he received a bond payment of ($100,000) that the Company had used to secure a temporary restraining order against the issuance of stock to him.  The company is pursuing litigation against Gardner through the American Arbitration Association.

The law firm that we used to pursue this action against the consultants has been awarded a judgment against us for $210,255 of legal fees.

Item 1A.

Risk Factors

Not required.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

In July, 2013, we issued 318,823 shares of common stock in connection with the remaining balance of the conversion of October 9, 2012 Convertible Notes (see Note 9 in the financial statements).

During the three months ended September 30, 2013, we issued 10,818,783 shares of our common stock in connection with the conversion of a promissory note for $102,528 of principal and accrued interest at an average price of $0.0137 per share.

During the three months ended September 30, 2013, we issued 3,600,000 shares of our common stock in connection with the conversion of a promissory note for $30,212 of principal and accrued interest at an average price of $0.0099 per share.

During the three months ended September 30, 2013, we issued 5,000,000 shares of our common stock in connection with the conversion of a promissory note for $28,200 of principal and accrued interest at an average price of $0.0056 per share.

During the three months ended September 30, 2013, we issued 1,000,000 shares of our common stock in connection with the conversion of a promissory note for $5,000 of principal and accrued interest at an average price of $0.005 per share.

During the three months ended September 30, 2013, we issued 8,000,000 shares of our common stock as part of a settlement agreement of February 8, 2013 at an average price of $0.0138 per share.

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

                                                                                                                                                                                                                                                                                            TAPIMMUNE INC.

Date: November 19, 2013	By:	/s/ Glynn Wilson
Name: Glynn Wilson Chairman Chief Executive Officer, Principal Executive Officer and Acting Principal Accounting Officer

