Form 10-K
period 2013-12-31
TAPIMMUNE INC
filed 2014-04-15
CIK 1094038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of June 28, 2013 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $3,423,048.

The registrant had 16,058,815 shares of common stock outstanding as of April 10, 2014.

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

PART I

ITEM 1.BUSINESS

Company Overview

Our Cancer Vaccines

TapImmune is a clinical-stage immunotherapy company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer and infectious disease. The Company combines a set of proprietary technologies to improve the ability of the cellular immune system to destroy diseased cells. These are peptide antigen technologies and DNA expression technologies, Polystart™ and TAP. To enhance shareholder value and taking into account development timelines, the Company plans to focus on advancing its clinical programs including our HER2/neu peptide antigen program and our Folate Alpha breast and ovarian trials into Phase II. In parallel, we plan to complete the preclinical development of our Polystart™ technology and to continue to develop the TAP-based franchise as an integral component of our prime-and-boost vaccine methodology.

Unlike other vaccine technologies that narrowly address the initiation of an immune response, TapImmune's ("Prime" and "Boost") approach broadly stimulates the cellular immune system by enhancing the function of killer T-cells and helper T-cells.  Our peptide vaccine technology may be coupled with our recently developed in-house Polystart™ nucleic acid-based technology designed to enhance T-cell antigen presentation on the surface of appropriate populations of presenting cells. Our Polystart™ technology directs the translation and subsequent endogenous natural processing of antigenic T-cell epitopes contained within a poly-antigen array(s) at four times the level of conventional comparator systems, thereby providing a greater signal/propensity to attract and directly interact with a patient’s T-cells. Accordingly, elevated levels of target specific cell surface presented T-cell antigen(s) are correspondingly expected to more effectively engage, activate and expand antigen specific killer T-cell population(s) that can then seek out and destroy target cells (e.g., cancer cells).  Moreover, our versatile Polystart™ technology is designed to express either Class I killer or Class II helper T-cell antigenic epitopes.  Our nucleic acid-based systems can also incorporate “TAP” which stands for Transporter associated with Antigen Presentation.

We are currently focusing on the clinical development and testing of our product candidates. In this regard, we have two Phase I studies being conducted at the Mayo Clinic (Rochester, MN) which are designed to evaluate the safety and immune response(s) of a set of proprietary Her2/neu antigens for a Her2/neu breast cancer vaccine and Folate Receptor Alpha for breast and ovarian cancer respectively. TapImmune has the exclusive option to license each of these technologies upon the completion of each Phase I. In addition, we plan to initiate two Phase II studies in Q4 of 2014. The first of which will include a novel Class I antigen in a Phase Ib/II study, providing a vaccine for Her2/neu breast cancer that can stimulate both killer T-cells and helper T-cells. The second Phase II trial is expected to include our folate alpha receptor epitopes and will likely focus on ovarian cancer, which we believe will allow us to proceed with an orphan drug application pending discussion with the FDA.

The Company plans to incorporate the pre-clinical development of Polystart™ as a boost strategy for Her2/neu breast cancer, colorectal cancer, ovarian cancer and triple negative breast cancer.

The current standard therapies for our initial targets in cancer include surgery, radiation therapy and chemotherapy. However, we believe that these treatments are not precise in targeting only cancerous cells and often fail to remove or destroy all of the cancer. The remaining cancer cells may then grow into new tumors, which can be resistant to further chemotherapy or radiation, which may result in death. In the United States, deaths from cancer are second only to cardiovascular deaths. Our candidate breast cancer, colorectal cancer and ovarian cancer immunotherapeutic vaccines are being developed for use in this setting as an adjuvant treatment to prevent recurrent disease.

Management strongly believes that the comprehensive scientific underpinnings of our overall approach, to elicit the production of both helper T-cells and killer T-Cells, will provide the Company with highly competitive product candidates for the treatment of Her2/neu positive breast cancer, colorectal cancer, ovarian cancer and triple negative breast cancer.

Our Infectious Disease Program

Regarding our programs for the development of vaccines aimed at viral pandemics/biodefense, we believe that our ongoing collaborations with the Mayo Clinic have progressed well and studies on the immunogenicity of novel smallpox antigens in mice treated with both antigens and TAP expression vectors are ongoing. We plan to complete animal efficacy and human safety studies through non-dilutive grant funding in collaboration with Dr. Greg Poland and colleagues at the Mayo Clinic and anticipate that further development will be completed through strategic corporate partnerships. The use of non-dilutive grant funding to progress this area allows the Company to focus the majority of its internal resources on Her2/neu breast, ovarian and triple negative cancers.

General

The facilities at 1551 Eastlake Avenue, Seattle have exceeded our expectations and allowed us to continue to recruit top-class scientific staff while at the same time effectively leverage world-class resources made available to us and manage our cash flow. Our technical staff has proven experience and relevant expertise in the areas of molecular biology, cellular biology and immunology/oncology. Our small core team has allowed us to establish in-house technical expertise in molecular biology (expression vector development) and immunology to underpin our current and future development projects, and to optimally work with external collaborators/oncologists. It has also allowed us to make significant progress in the refinement and focus of clinical programs to take advantage of new antigens, the emerging field of vaccinomics and vaccine development strategies. In addition, it has allowed us to start generating new intellectual property (IP), adding to our core TAP IP and antigen specific IP from the Mayo Clinic for which we have either licensed outright or have exclusive options to license.

Over the past two quarters, we have, in a challenging financing climate, raised sufficient working capital to fund and progress our operations and significantly restructured our balance sheet and capital structure. We believe that we continue to make good progress with the resources available to us. With the start of clinical programs and our focus on securing non-dilutive financing from a number of sources, management is confident that our current pathway will secure longer term capital to finance and accelerate our activities. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program generates data and as we embrace additional collaborations with leading institutions and corporations.

While the pathway to successful product development takes time and significant resources, we believe that we have put in place the technical and corporate fundamentals for success. The strength of our product pipeline gives us a unique opportunity to make a major contribution to global health care.

Company History

We currently trade on the OTC Bulletin Board under the symbol “TPIV”.

We were incorporated under the laws of the State of Nevada in 1991 under the name “Ward’s Futura Automotive Ltd”. We changed our name a number of times since 1991 and, in July 2002, we completed the acquisition of GeneMax Pharmaceuticals Inc. (“GeneMax Pharmaceuticals”), a Delaware corporation, in a reverse merger and changed our name to “GeneMax Corp”. As a result of this transaction, the former stockholders of GeneMax Pharmaceuticals then owned 75% of the total issued and outstanding shares of GeneMax Corp. GeneMax Pharmaceuticals is now a wholly owned subsidiary of TapImmune, and GeneMax Pharmaceuticals Canada Inc. (“GP Canada”), a British Columbia corporation, is a wholly owned subsidiary of GeneMax Pharmaceuticals. On June 28, 2007, we approved a name change to TapImmune Inc.

The Immunotherapy Industry for Cancer

Management believes that there is a critical need for more effective cancer therapies. Given the massive unmet need in the treatment of metastatic cancer combined with our process for harnessing the body’s own immune system to treat certain cancers, we believe that we are positioned to be a leading contributor to solving this problem.

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

By restoring TAP expression to TAP-deficient cells, the MHC Class I protein peptide complexes could signal the immune system to attack the cancer. A strategic vision of TapImmune is to restore the TAP function within cancerous cells, thus making them immunogenic, or more “visible” to cancer fighting immune cells. Management believes that this cancer vaccine strategy will provide a commercially viable therapeutic approach that addresses this problem of “non-immunogenicity” of cancer.

In addition to our focus on the cancer vaccines, with adequate funding, we will also pursue the development of prophylactic vaccines against infectious microbes by partnering with other vaccine developers in the infectious disease market.

TapImmune’s Target Market and Strategy

We will focus our product development in oncology, both, alone and with corporate partners and/or collaborators including the Mayo Clinic for Her2/neu positive Breast Cancer, Folate Alpha Ovarian and Breast Cancer and smallpox. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers. The goal of TapImmune management is to have the FDA approve our cancer vaccines within the next few years so that we can secure a portion of this market.

With the required funding in place, we will support our infectious disease partnership, with the Mayo Clinic and will look to non-dilutive financing to fund infectious disease projects.

Management also believes that our Polystart™ expression vector approach will provide a flexible and unique platform for the creation of new vaccines that can rapidly respond to emerging viral threats/bioterrorism in addition to enhancing the efficacy of current vaccines in the treatment of infectious disease. If successful, this platform technology would be a significant advance in vaccine development and it will be a key business development strategy to pursue additional partnerships and joint research and/or development ventures with vaccine manufacturers and pharmaceutical companies to bring new and improved vaccines to market. In addition to a broad range of oncological treatments, this strategy includes the development of vaccines for pandemic diseases and for bioterrorism threats. Management believes that our adjuvant will increase the potency of many of the currently available vaccines and lead to the creation of better, more effective new vaccines, thereby allowing us to participate in this large market through novel new products and in combination with existing vaccines.

Our business strategy in cancer is to take products through Phase II clinical trials and then partner with pharmaceutical marketing organizations ahead of Phase III trials. In the infectious disease/biodefense area our business strategy is to seek joint research and development partnerships on our infectious disease platform with companies seeking to expand their product portfolios.

The global market for infectious disease based vaccines is dominated by five companies—Merck, GlaxoSmithKline, Sanofi Pasteur (the vaccines division of Sanofi SA), Pfizer Inc. and Novartis—with Pfizer, GlaxoSmithKline, Sanofi, and Novartis collectively accounting for approximately 74% of the market (Source: Transparency Market Research’s Global Vaccine Market Analysis and Forecast 2011-2016). This market is estimated at roughly $30 billion worldwide, with the U.S. contributing approximately $20 billion. Importantly, there still exist significant development opportunities in the global vaccine market, as there are more than 300 infectious diseases yet effective prophylactic therapies for only approximately 15% of these (Source: The Life Sciences Report’s “Vaccine Therapies Hold Promise for Investors: Stephen Dunn,” April 12, 2012). Management believes that ultimately our combined technology Platform(s) will have the potential to increase the potency of many of the currently available vaccines and lead to the creation of better, more effective new vaccines, thereby allowing us to participate in this large market through novel new products and in combination with existing vaccines.

Research and Development Efforts

We direct our research and development efforts towards the advancement of immunotherapeutic and prophylactic vaccine products for the treatment of cancer and protection against pathogenic microbes respectively, using our combined proprietary technologies, (1) relevant killer plus helper T-cell peptide antigens, (2) Polystart™ nucleic acid-based expression system(s), and (3) TAP. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment, while concomitantly demonstrating the breadth of our combined technology platform for the development of prophylactic vaccines.  Our product development efforts are opportunistically designed to consider combinations with approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements. We have made significant progress in the development of a nucleic acid-based (Co-linear Polystart™) technology which directs the enhanced synthesis of a linear peptide antigen array comprising multiple proprietary T-cell epitopes (CD4 and CD8). In addition, the technology also directs the synthesis of the protein TAP1 associated with the transport of MHC Class I epitopes to the surface of cells. The expression or functioning of this protein is often lowered in tumor cells or virally infected cells and its replacement can enhance antigen presentation. Recent work on this novel expression vector platform has demonstrated that T-cells recognize cell surface presented T-cell peptide epitopes confirming that multiple individual peptides are effectively and functional processed from a linear peptide antigen array and that this leads to peptide specific T-cell killing.

Products and Technology in Development

Clinical

For perspective, the Company notes that clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I there is an initial introduction of the therapeutic candidate into healthy human subjects or patients. For an immunotherapeutic/vaccine in particular, Phase I studies are generally conducted in cancer patients that have previously received one or another current standard of care and include the measurement of cellular immune responses. Phase II usually involves studies in a more focused patient population in order to carefully assess clinical activity of the drug in specific targeted indications, dosage tolerance (i.e., dose escalation) and optimal dosage, while continuing to identify possible adverse effects and safety risks. If the therapeutic candidate is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites

Phase I Human Clinical Trials – Her2/neu+ Breast Cancer – Mayo Clinic

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new Her2/neu breast cancer vaccine technology. An IND for Phase I human clinical trial on the Her2/neu cancer vaccine in collaboration with the Mayo Clinic was allowed by the FDA in July, 2011, and the Mayo IRB approved the trial on May 4, 2012. This trial is fully enrolled and closed, and patient dosing has been completed. All patients have received the Company’s vaccine composition, and interim safety analysis on the first six patients is complete and shown to be safe. In addition, each of the first six patients treated, developed specific T-cell immune responses to the antigens in the vaccine composition proving a solid case for advancement to Phase II in 2014.  An additional secondary endpoint incorporated into this Phase I Trial will be a two year follow on recording time to disease recurrence in the participating breast cancer patients. The assessment of vaccine safety (primary endpoint) and evaluation of immunogenicity (secondary endpoint) for this trial are currently scheduled for completion at the end of 2014.

As this Phase I Trial progresses, we plan to add a Class I peptide, licensed from the Mayo Clinic (April 16, 2012), to the four Class II peptides in the context of a Phase I(b)/II clinical trial.  Management believes that the combination of Class I and Class II Her2/neu antigens, gives us the leading Her2/neu vaccine platform.  Therefore a key goal in 2014 is to progress the Her2/neu vaccine into the above mentioned Phase 1(b)/II Clinical Trial. The cost of funding our current Phase I clinical program in Her2/neu breast cancer at the Mayo Clinic is approximately $850,000 and is mostly paid off as of this report.

Phase I Human Clinical Trials – Folate Alpha Breast and Ovarian Cancer – Mayo Clinic

On March 19, 2014, the Company announced the signing of an exclusive option agreement for a set of unique peptide epitopes targeting Folate Receptor Alpha in both breast cancer and ovarian cancer.

Folate receptor alpha is expressed in nearly 50% of breast cancers and in addition, over 95% of ovarian cancers, for which the only treatment options are surgery and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for this type of cancer and survival prognosis is extremely poor after recurrence. In the United States alone, there are approximately 30,000 ovarian cancer patients newly diagnosed every year.

A 24 patient Phase I clinical trial is currently underway. The trial is fully enrolled and closed, and Phase II advancement is expected and will be assessed in late 2014.

No serious adverse events have occurred to date and more information and immune response data will be made available over the course the trial. More information can be seen at:

http://clinicaltrials.gov/ct2/show/NCT01606241?term=folate+receptor+alpha&rank=1

Preclinical

Polystart™

TapImmune is initiating the development of a nucleic acid-based expression system that can be aligned as a prime and boost strategy with our peptide-based vaccine compositions. The nucleic acid-based platform may also represent a second stand-alone vaccine technology. The nucleic acid–based technology is termed “Polystart™. The Company’s Polystart™ technology was invented in-house and is therefore not subject to any licensing fees or downstream royalty payments. The Polystart™ technology composition can be administered in the form of a plasmid DNA or incorporated into a viral delivery system (RNA or DNA).  The Polystart™ technology comprises two portions, one supporting high level of expression and the other a T-cell peptide antigen array (“PAA”).  The antigens making up the PAA are naturally processed inside a patient’s own cells where they are then presented on the cell surface visible for T-cell recognition, activation and expansion. We have confirmed that the Polystart™/PAA technology works in preclinical studies in context with our smallpox vaccine candidate.  However, it is important to understand that this is a platform technology which can be adapted to essentially any T-cell peptide antigen targeted indication, including Her2/neu. The Polystart™ technology combined with our peptide-based technology is an ideal opportunity for developing an effective prime plus boost vaccination methodology.  The Company has filed a U.S. Provisional Patent Application around the Polystart™ technology.

We plan to develop or out-license our technologies for the creation of enhanced anti-viral vaccines, such as for smallpox and other viral diseases. In our smallpox collaboration, scientists at the Mayo Clinic will complete small animal studies in respect of a novel set of vaccinia virus peptide antigens within the next few months. The subsequent regulatory pathway for this product is to use the FDA’s “Animal Efficacy Rule” for completion of efficacy studies in primates followed by Phase I clinical studies on vaccine safety.  We anticipate that we will complete these studies with a strategic partner involved in the Biodefense space.

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

On July 24, 2010, we signed a Research and Technology License Option Agreement with the Mayo Foundation for Medical Education and Research, Rochester, MN, to evaluate novel smallpox peptide antigens. The Agreement grants TapImmune an exclusive worldwide option to become the exclusive licensee of the smallpox vaccine technology after research studies have been completed under the terms of the agreement. This project is progressing well with identification of several peptide antigens which could form the basis of a new vaccine for potential stockpiling.  Its completion in Q4, 2014 will trigger the decision whether to proceed into primate studies.

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

Method of Enhancing Expression of MHC Class I Molecules Bearing Endogenous Peptides

On March 26, 2002, the United States Patent and Trademark Office issued US Patent No. 6,361,770 to the University of British Colombia for the use of TAP-1 as an immunotherapy against all cancers.

Method of Enhancing an Immune Response

U.S. patent No. 7,378,087, issued May 27 2008. The patent claims relate to methods for enhancing the immune response to tumor cells by introducing the TAP molecule into the infected cells. Patent applications are pending on other aspects of the Company’s technology

Method of Identifying MHC Class I Restricted Antigens Endogenously Processed by a Secretory Pathway

On August 11, 1998, the U.S. Patent and Trademark Office issued US Patent No. 5,792,604 to UBC, being a patent for the use of bioengineered cell lines to measure the output of the MHC Class I restricted antigen presentation pathway as a way to screen for immunomodulating drugs.

Method of Enhancing an Immune Response

On October 27, 2011 The US Patent and Trademark Office issued Patent 7,994,146 entitled “Method of Enhancing an Immune Response”. The invention relates to a method of enhancing an immune response to an antigen by augmenting the level of TAP (Transporters Associated with Antigen Processing) molecule in a target cell bearing the antigen.

Infectious Disease (Mayo Collaboration, Poland/Kennedy)

U.S. Patent 7,622,120, entitled “Peptide Originating from Vaccinia Virus, issued Nov 24, 2009.

U.S. Patent Application 13/222,862 entitled “Vaccinia Virus Polypeptides” converted August 31, 2011.

Oncology (Mayo Collaboration, Knutson)

U.S. Patent Application 12/740562, entitled “HLA-DR Binding Peptides and Their Uses”; 371 date August 24, 2010 derived from International Application PCT/US2008/081799 filed October 30, 2008.

International Application PCT/US2013/026484 filed February 15, 2013, entitled “Methods and Materials for Generating CD8+ T  Cells having the Ability to Recognize Cancer Cells Expressing a Her2/Neu Polypeptide”.

PolyStart Technology (TapImmune Inc.)

U.S. Provisional Application 61/954,588, entitled “Nucleic Acid Molecules Vaccine Compositions and Uses Thereof”, filed March 17, 2014

The Company has multiple patents and patent applications in association with its exclusive licenses and option agreements with Mayo Clinic providing many years of patent protection for its proprietary product candidates.

Management expects technology developments in the oncology industry to continue to occur at a rapid pace. Commercial developments by any competitors may render some or all of our potential products obsolete or non-competitive, which could materially harm the Company’s business and financial condition.

Competition

Management believes that a number of companies, which are developing various types of similar immunotherapies and therapeutic cancer vaccines to treat cancer, could be our major competitors including: Lion Biotechnology, Advaxis, Dendreon Corp., Genzyme Molecular Oncology, Immune Design, Oncothyreon, Celldex, BN Immunotherapeutics, Immunocellular, Galena, Antigen Express, Transgene S.A., and Bavarian Nordic.

Government Regulation

United States

The design, research, development, testing, manufacturing, labeling, promotion, marketing, advertising and distribution of drug products are extensively regulated by the FDA in the United States and similar regulatory bodies in other countries. The regulatory process is similar for a new drug application, or IND. The steps ordinarily required before a new drug may be marketed in the United States, which are similar to steps required in most other countries, include: (i) pre-clinical laboratory tests, pre-clinical studies in animals, formulation studies and the submission to the FDA of an initial IND; (ii) adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication; (iii) the submission of the IND to the FDA; and (iv) review by an FDA advisory committee and approval by the FDA.

Pre-clinical tests include laboratory evaluation of product chemistry, preparation of consistent test batches of product to what is known as GLP, toxicology studies, animal pre-clinical efficacy studies and manufacturing pursuant to what is known as GMP. The results of pre-clinical testing are submitted to the FDA as part of an initial IND. After the filing of each initial IND, and assuming all pre-clinical results have been approved, a thirty-day waiting period is required prior to the commencement of clinical testing in humans. At any time during this thirty-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials until the FDA authorizes trials under specified terms. The initial IND process may be extremely costly and substantially delay development of products. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in subsequent clinical trials.

After successful completion of the required clinical trials, a IND is generally submitted. The IND is usually reviewed by an outside committee consisting of physicians, scientists, and at least one consumer representative. The advisory committee reviews, evaluates and recommends whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may request additional information before accepting a IND for filing, in which case the application must be resubmitted with the additional information. Once the submission has been accepted for filing, the FDA or the advisory committee reviews the application and responds to the applicant. The review process is often extended by FDA requests for additional information or clarification. The FDA cites 24 months as the median time for IND review.

If the FDA evaluations of the IND and the manufacturing facilities are favorable, the FDA may issue an approval letter. An approval letter will usually contain a number of conditions that must be met in order to secure final approval of the IND and authorization of commercial marketing of the drug for certain indications. The FDA may also refuse to approve the IND or issue a not approval letter, outlining the deficiencies in the submission and often requiring either additional testing or information or withdrawal of the submission.

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

Product Liability and Insurance

Once we are able to commence the sale of our products into the market, we will face the risk of product liability claims. Because we are not yet selling our products, we have not experienced any product liability claims to date and we do not yet maintain product liability insurance. Management intends to maintain product liability insurance consistent with industry standards upon commencement of the marketing and distribution. There can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on our business, financial condition or results of operations, or that such insurance will continue to be available on commercially reasonable terms, if at all.

Employees

TapImmune currently has two full-time employees. The management team is comprised of Dr. Glynn Wilson (Chief Executive Officer and Principal Executive Officer and Acting Principal Accounting Officer), and Dr. Robert Florkiewicz (Head of Research) together with a number of consultants, corporate advisors and scientific collaborators. Since May 7, 2012, TapImmune has not had Officers resident in British Columbia.

ITEM 1A.RISK FACTORS

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We do not own any real estate or other properties. Our registered office is located at 1551 Eastlake Ave East, Seattle, WA 98102. Our lease expired in January and we continue to rent laboratory and office space at this address on a month to month basis.

ITEM 3.LEGAL PROCEEDINGS

In May 2012, we issued what is now equal to 112,000 shares of our common stock to two consultants. We contested the validity of the issuances of this common stock based on our belief that the consultants did not perform the services agreed to under their respective consulting agreements. While we initially were able to delay the sale of the contested shares, we were not successful in clawing back the contested shares. A claim for perceived damages from Michael Gardner (one of the consultants) suffered as a result of our contesting the issuance under the consulting agreements has been filed in the Supreme Court of New York. He has based his claim for damages on the difference between market price at the time we were able to delay the sale of his shares and the market price at the time of the sale of all of his shares. As the result of a judicial decision in New York he received a bond payment of ($100,000) that the Company had used to secure a temporary restraining order against the issuance of stock to him.  The company is pursuing litigation against Gardner through the American Arbitration Association (“Gardner Action”).

The law firm that we used to pursue the Gardner Action was awarded a judgment against us for $210,255 of unpaid legal fees (“G&S Judgment”). Shareholders of the Company acquired the G&S Judgment in full, converted that Judgment into shares of Company common stock and subsequently released the Company from any liability related thereto.

One of our suppliers, Fischer Scientific was awarded a judgment against us for $51,000 which is equal to the amount owed to them. We intend to settle that matter in Q2 of 2014.

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

ITEM 4.MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High Bid	Low Bid

Fiscal Year 2014
March 31, 2014	$5.00	$1.50

Fiscal Year 2013
December 31, 2013	$4.00	$1.00
September 30, 2013	$3.20	$11.00
June 30, 2013	$11.00	$3.00
March 31, 2013	$16.00	$10.00

Fiscal Year 2012
December 31, 2012	$13.00	$8.00
September 30, 2012	$16.00	$8.00
June 30, 2012	$27.00	$11.00
March 31, 2012	$18.00	$15.00

The last reported sales price for our shares on the OTCBB as of April 10, 2014, was $3.26 per share. As of April 10, 2014, we had 492 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Compensation Plans

The following table sets forth information as of December 31, 2013:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
(a)Equity compensation plans approved by security holders	Nil		Nil	Nil
(b)Equity compensation plans not approved by security holders	65,430	(1)	$18.00	34,570
	65,430	(1)	$18.00	34,570

(1)  The plan under which these shares were issued was approved by the Board of Directors and the shareholders in 2009 but did not come into effect until February 22, 2010.

Stock Incentive Plan

On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”). The 2009 Plan allows for the issuance of up to 100,000 common shares. Options granted under the Plan shall be at prices and for terms as determined by our Board of Directors, and may have vesting requirements as determined by our Board of Directors. To date, 65,430 options have been issued under the 2009 Plan.

The foregoing summary of the 2009 Stock Incentive Plan is not complete and is qualified in its entirety by reference to the 2009 Stock Incentive Plan, a copy of which has been filed with the SEC.

On March 19, 2014, we adopted the 2014 Omnibus Stock Option Plan (“2014 Plan”). The 2014 Plan allows for the issuance of 2,500,000 options to acquire common shares.

Warrants

As of April 10, 2014, there are an aggregate of 254,212 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities

The Company has previously reported all issuances of unregistered equity during the year ended December 31, 2013 and in 2014 through to the date of March 24, 2014.

On March 24, 2014, we issued 145,000 shares of our common stock to one person for the settlement of approximately $127,040 worth of debt, and on April 4, 2014, we issued 244,764 shares of common stock to the same person for the settlement of approximately $214,446 worth of debt.  We made both of these issuances of unregistered equity securities in reliance on the registration exemption provided by Section 3(a)(10) of the Securities Act of 1933.

On April 1, 2014, the Company granted five-year warrants to purchase 100,000 shares of common stock to a consultant. Each of those warrants is exercisable at $3.65. We made this issuance in reliance on the registration exemption provided by Section 4(2) of the Securities Act of 1933.

ITEM 6.SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2013 and for the period from inception (July 27, 1999) to December 31, 2013 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Plan of Operations

Management believes that our platform technologies combine to make the most comprehensive vaccines in development today. The comprehensive approach of stimulating both the helper and killer T-cell response to cancer antigens is essential in having an effective and long lasting killing effect on tumor and infected cells.

On Jan 10, 2014 the shareholders and the Board of Directors approved a reverse stock split whereby every one hundred (100) shares of common stock held by a Tapimmune stockholder was exchanged for one share of Tapimmune common stock (the “Reverse Stock Split”).  The Board of Directors set the close of business on the twentieth day following the mailing of an Information Statement to the shareholders as the date on which to file a “Certificate Pursuant to NRS 78.209” with the Nevada Secretary of State to make the Reverse Stock Split effective.  Every one hundred (100) shares of common stock issued and outstanding immediately prior to that effective date was reclassified as and changed into one share of common stock.
The principal effect of the Reverse Stock Split decreased the number of outstanding shares of common stock. At the time of the approval of the Reverse Stock Split by the shareholders on January 10, 2014, we had approximately 145,000,000 common shares outstanding, which number was reduced to approximately 1,450,000 shares as a result of the Reverse Stock Split. The respective relative voting rights and other rights that accompany the common stock were not altered and the common stock continues to have a par value of $0.001 per share.

Reasons for, and the effect of, the Proposed Reverse Stock Split

Management undertook the Reverse Stock Split with three goals in mind: (i) reduce the Company’s debt by creating a capital structure that would be attractive enough to the then debt-holders of the Company to entice them to convert into shares of the Company; (ii) position the Company so that upon a successful capital raise it could up-list on a NASDAQ market; (iii) create a capital structure, by increasing the authorized number of shares, which would allow the Company to make acquisitions or raise additional capital or both. On the date of the written consent the company had essentially no shares available for issuance for any purpose as the remaining 5,000,000 (and more) were reserved for issuance to our debtors.

After the Reverse Stock Split, debt settlement conversions and amendment to the articles of incorporation, the common stock outstanding was approximately 16,000,000 shares, providing us with 484,000,000 authorized but unissued shares of common stock to proceed with a capital raise through the sale of common stock.

As a result of the Company’s recent restructure, approximately $5,000,000 of debt and bridge debt has been converted into common shares via of our preferred stock which, in turn, was converted into approximately 11,500,000 of our common shares upon the effectiveness of the Reverse Stock Split and the amendment to the articles of incorporation.  While there was no guarantee of success in this effort, these efforts have allowed us to reduce the debt held on our books by approximately $5,000,000 (including recently added bridge funded convertible debt) and allow the prior shareholders to maintain an approximately 9.5% of the outstanding common stock upon the completion of the restructuring.

Debt conversions and stock issuances

In regard to the above explanation and pursuant to our articles of incorporation, we were authorized to issue up to 5,000,000 shares of preferred stock.

We greatly reduced the debt outstanding on our balance sheet by converting debt into shares of preferred stock, which in turn converted into shares of common stock upon the occurrence of the Reverse Stock Split pursuant to applicable certificates of designation.  On January 7, 2014, we filed a certificate of designation to create up to 1,250,000 shares of Series A Convertible Preferred Stock.  Between January 7, 2014 and February 18, 2014, we converted debt totaling approximately $3,497,570 into 874,393 shares of Series A Convertible Preferred Stock.  Upon the occurrence of the Reverse Stock Split on February 18, 2014, the Series A Convertible Preferred Shares converted into approximately 4,371,964 shares of common stock.  Also on February 18, 2014, approximately $1,376,946 of outstanding debt converted into 1,376,946 shares of Series B Convertible Preferred Stock, which in turn converted into approximately 8,512,900 shares of common stock. As a result of these issuances, we have approximately 15,647,422 shares of our common stock currently issued and outstanding.  These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. We issued a press release on February 25, 2014 discussing these and other matters and further details are available in the filed Form 14c and Form 8-Ks describing the corporate actions.

Current State of the Company

The market and investment community have supported and applauded the restructuring effort undertaken. With the support of the creditors and their agreement to convert debt to new equity we have a significantly stronger balance sheet to present to the investor community and we expect to attract the financial backing of some of the most respected names in life science to aid us in executing our product development plans and to provide fuel for our growth.  For 2014, we have ambitious plans to advance and deepen our pipeline as we expand operations and explore strategic business development opportunities. Following is a partial summary of the progress we made over the last six months, as well as an overview of our objectives for 2014.

In 2013, our Her2/neu clinical program continued with full recruitment of breast cancer patients, progression through initial safety checkpoint and demonstration of immune responses. We also saw a major advancement in technology development in our own laboratories with “proof of concept” that our new and novel expression vector technology (Polystart™) could provide a much greater signal for T-cells to kill abnormal cells and become a platform technology from which we can build out multiple applications and revenue streams. Additional data and information will be forthcoming as we attempt to further secure the intellectual property around this exciting technology advancement.

During 2013, results from our infectious disease program have opened several business development opportunities we expect to solidify by the end of 2014.

On March 3, 2014 the company announced positive interim data on the Phase I clinical trial in Her2/neu positive breast cancer. The TPIV vaccines address a significant unmet market need. They are applicable to a much larger and broader patient population than current ‘standard of care’ therapies like Herceptin by Roche, which is useful for only 15-20% of the Her2/neu Breast Cancer patient population. Herceptin is not designed to kill tumor cells; it slows tumor growth. It is a very large market as evidenced by Herceptin’s 2013 sales exceeding $6 Billion. By contrast, our vaccine is applicable to over 50% of the Her2neu patient population AND is also not limited to breast cancer as Her2/neu is also target in Colorectal and Ovarian cancer where there are very few therapeutic options.

Our Her2/neu vaccine combination is unique in that it is designed to stimulate killer T-Cells and the helper T-Cells that are needed to sustain the killer cells for a long lasting vaccine that kills tumor cells. Published data also supports a five-fold increase in killing efficacy compared to the development vaccine Neuvax by Galena.

TPIV100 is completing Phase 1 with Phase lb/lla scheduled to start in Q4 2014.

On March 19, 2014, we announced the licensing of a late stage phase l clinical program in ovarian cancer (Folate Alpha). We are very excited about the opportunity this therapeutic presents. Folate receptor alpha is expressed in nearly 50% of breast cancers and in addition, over 95% of ovarian cancers, for which the only treatment options are surgery and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for this type of cancer and survival prognosis is extremely poor after recurrence. In the US alone, there are approximately 30,000 ovarian cancer patients newly diagnosed every year. Importantly, this patient population has very few treatment options and as a result our plan is to present a Phase II advancement plan in late 2014 with an application for Orphan Drug Status. Orphan drug status is allowed by the FDA in cases where the disease affects fewer than 200,000 people in the USA and makes allowances for an accelerated regulatory process and sales of the drug for 7 years without competition.

On March 20, 2014, the Company announced the filing of new intellectual property for Polystart™. This is a unique vaccine platform Antigen Expression Systems that ‘boosts’ the presentation of the desired peptide on the surface of the cell for the Killer T-Cells to recognize and kill. This totally novel system creates a four-fold increase in antigen presentation and in current studies in smallpox has shown to be working very well. We own this technology exclusively and believe that it has unlimited application in oncology and infectious diseases not only in our own platforms but can be applied to many others via licensing. Ideal candidates include Provenge, Yervoy and many more.

Infectious Disease and National Preparedness is another very significant market and ideal therapeutic area for the TPIV vaccine conjugate. Along with novel peptides and the Polystart™ expression system the TPIV vaccine platform can address multiple infectious disease s as well as pandemic and biodefense threats. Our current Smallpox vaccine study at Mayo Clinic has already shown significant benefits over the current vaccine stockpile. The last DHHS/BARDA contract for a smallpox vaccine stockpile contract was worth $3 Billion. (http://www.dddmag.com/news/2011/02/siga-track-billion-dollar-smallpox-contract)

Upcoming 2014 milestones include:

•	Additional interim data on immune responses in the Her2/neu trial.
•	Initial interim data on the Folate Alpha trial in breast and ovarian cancer.
•	Final data on pre-clinical small animal studies in smallpox at Mayo Clinic and decision on advancement to non-human primates and license deal and partnering opportunities.
•	Uplisting to NASDAQ in 2014

The opening of our new laboratories and offices at 1551 Eastlake Avenue, Seattle, on January 23, 2012 represented a significant advance for the Company on several fronts. First, our sub-lease and service agreements with the Puget Sound Blood Center Research Institute enabled our scientific team to access a wide array of functioning core labs and shared equipment relevant to all aspects of development of our gene-based product candidates. Second, such an arrangement allowed TapImmune staff to discover and start the development of our Polystart™ nucleic acid-based expression vector technology and start to move it towards the clinic. Third, we now have the capabilities to produce and test a range of proprietary Polystart™ -based expression vectors for both cancer and infectious disease and to expand our external collaborations. Fourth, the development of Polystart™ allows us to significantly enhance our intellectual property portfolio.

In addition to the use of our facilities on Eastlake Avenue, we continue to leverage considerable resources through our external collaborations. In 2013 we had to downsize our in-house technical due to resource constraints.  We plan to enhance our technical team in 2014 under the leadership of Dr. Bob Florkiewicz. Bob has held academic and biotech positions over a career spanning 25 years, including Scientific Founder of Ciblex Corporation, Bob is also a registered U.S. Patent Agent with previous in-house experience managing the Intellectual Property assets at ID Biomedical Corporation (Bothell, WA). Bob is the inventor of the Company’s Polystart™ technology.  Mark Reddish is a member of the Company’s Board of Directors and serves as an Advisor in the area of product Development.  Mark is a recognized leader in vaccine technology development with an impressive track record in taking leading immunotherapy products from early research through development, both in the areas of cancer vaccines and biodefense. He was formerly Vice President of Product Development and Principal Investigator, Biodefense at ID Biomedical, Bothell, WA, prior to the acquisition of the company by Glaxo SmithKline for $1.6 billion. At Biomira Inc, (renamed Oncothyreon) he was responsible for preclinical development of their cancer vaccines program.

Our collaborator Dr Keith Knutson joined the Vaccine and Gene Therapy Research Institute of Florida in 2013 as Research Program Director in Oncology and a Full Member of the Institute.   He retains an adjunct position at the Mayo Clinic that maintains oversight and analysis of the Phase I clinical trial in Her2/neu breast cancer.

With respect to the broader market, a major driver and positive influence on our activities has been the emergence and general acceptance of the potential of a new generation of immunotherapies that promise to change the standard of care for cancer. The immunotherapy sector has been greatly stimulated by the approval of Provenge® for prostate cancer and Yervoy™ for metastatic melanoma, progression of the areas of checkpoint inhibitors and adoptive T-cell therapy and multiple approaches reaching Phase II and Phase III status.

We believe that through our combination of technologies, we are well positioned to be a leading player in this emerging market. It is important to note that many of the late stage immunotherapies currently in development do not represent competition to our programs, but instead offer synergistic opportunities to partner our Polystart™ and/or TAP expression systems. Thus, the use of naturally processed T-cell antigens discovered using samples derived from cancer patients plus our Polystart™ expression technology to improve antigen presentation to T-cells could not only produce an effective cancer vaccines in its own right but also to enhance the efficacy of other immunotherapy approaches.

On the technology and product pipeline side, management believes that the company is fundamentally strong and poised to be a leading company in a highly attractive, multi-billion dollar and expanding market, a position reinforced by our recruitment of top-class managers, advisors and investors who all share our vision.

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

We are a development stage company. We recorded a net loss of $5,533,000 during the Year Ended December 31, 2013 compared to $6,172,000 for the Year Ended December 31, 2012.

Operating Expenses

Operating expenses incurred during the fiscal year ended December 31, 2013 were $3,310,000 compared to $6,229,000 in the prior year. Significant changes and expenditures are outlined as follows:

•
Consulting fees were $185,000 during the fiscal year ended December 31, 2013 compared to $183,000 during the prior fiscal year. The decrease was due primarily to lower business development services that were entered into during the current year.

•
Stock-based consulting fees were $85,000 in the year ended December 31, 2013 compared to $2,316,000 in the prior year. The current and prior year charges result from the fair valuation of shares issued to consultants and options granted to or earned by consultants during such periods.

•
General and administrative expenses were $576,000 in the year ended December 31, 2013 compared to $1,012,000 in the prior year, with the decrease resulting primarily from lower payroll, investor relations and travel expenses.

•
Interest and finance charges were $646,000 during the fiscal year ended December 31, 2013 compared to $745,000 during the prior fiscal year. Current and prior period interest charges are primarily accretion of interest and the fair value of warrants issued with convertible notes.

•	Management fees were $264,000 in the year ended December 31, 2013 compared to $302,000 in the prior year, with the difference resulting primarily due to fewer management staff in the current year.

•
Management compensation – stock-based were $47,000 in the year ended December 31, 2013 compared to $124,000 in the prior year. The current and prior year charges result from the fair valuation of options granted to management that were earned during the year.

•
Professional fees were $845,000 in the year ended December 31, 2013 compared to $490,000 in the prior year. The increase from the prior year results due to higher legal fees incurred relating to debt issuance and settlements in the current year.

•
Research and development costs during the fiscal year ended December 31, 2013 were $661,000 compared to $1,057,000 during the prior fiscal year. This was due to lower technology licensing fee accrued for payment due to Mayo clinic and decreased research activity in the current year.

Our net loss for the year ended December 31, 2013 was $5,533,000 or ($4.87) per share, compared to a net loss of $6,172,000 or ($9.42) per share in the prior year. The weighted average number of shares outstanding was 1,136,115 for the year ended December 31, 2013 compared to 655,269 for the prior year.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Cash reserves	$49,000	$34,000
Working capital (deficit)	$(8,768,003)	$(6,042,521)

Subject to the availability of additional financing, we intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations. At December 31, 2013, we had $49,000 of cash on hand and a working capital deficit of $8,768,000. As such, our working capital at December 31, 2013 will not be sufficient to enable us to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months.

In an effort to address this deficiency, management undertook the Reverse Stock Split with three goals in mind: (i) reduce the company’s debt by creating a capital structure that would be attractive enough to the then debt-holders of the company to entice them to convert into shares of the company; (ii) position the company so that upon a successful capital raise it could up-list on a NASDAQ market; (iii) create a capital structure, by increasing the authorized number of shares, which would allow the company to make acquisitions or raise additional capital or both.

After the Reverse Stock Split and debt settlement conversions in Q1 2014, there are approximately 16,000,000 shares, providing us with 484,000,000 authorized but unissued shares of common stock to proceed with a capital raise through the sale of common stock.

Approximately $5,300,000 of debt and bridge debt has been converted into common shares.

The market and investment community have supported and applauded the restructuring effort undertaken. With the support of the creditors and their agreement to convert debt to new equity we have a significantly stronger balance sheet to present to the investor community and we expect to attract the financial backing of some of the most respected names in life science to aid us in executing our product development plans and to provide fuel for our growth.  For 2014, we have ambitious plans to advance and deepen our pipeline as we expand operations, explore strategic business development opportunities and up-list to a NASDAQ Market if we meet the necessary criteria. If we are not able to obtain financing in the amounts required or on terms that are acceptable to us, we may be forced to scale back or abandon certain elements of our plan of operations.

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

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2013, we had accumulated losses of $55,427,000 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used in Operating Activities

Operating activities in the year ended December 31, 2013 used cash of $928,000 compared to $1,589,000 in the Year Ended December 31, 2012. Operating activities in the period from inception on July 27, 1999 to December 31, 2013 used cash of $17,371,000. Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting fees, management fees, professional fees and research and development.

Net Cash Used in Investing Activities

In the year ended December 31, 2013, investing activities used cash of $Nil compared to $Nil in the Year Ended December 31, 2012. In the period from inception on July 27, 1999 to December 31, 2012 investing activities provided cash of $205,000.

Net Cash Provided by Financing Activities

As we have had no revenues since inception, we have financed our operations primarily through private placements of our stock and debt. Financing activities in the year ended December 31, 2013 provided cash of $943,000 compared to $1,372,000 in the year ended December 31, 2012. In the period from inception on July 27, 1999 to December 31, 2013, financing activities provided net cash of $17,215,000 primarily from the sale of our equity securities.

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

See Note 2 of our consolidated financial statements for our Year Ended December 31, 2013 for a summary of significant accounting policies.

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

DECEMBER 31, 2013

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statement of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TapImmune Inc:

We have audited the accompanying consolidated balance sheets of TapImmune Inc. (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position the Company as at December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $55,426,635and reported a loss of $5,532,552 for the year ended December 31, 2013 raising substantial doubt about the Company’s ability to continue as a going concern. The Company requires additional funds to meet its obligations and the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 14, 2014

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
		(As restated)
ASSETS
Current Assets
Cash	$48,589	$33,839
Due from government agency	-	1,077
Prepaid expenses and deposits	15,004	15,004
Deferred financing costs (Note 5)	13,439	37,452

	$77,032	$87,372

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 13)	$3,778,401	$1,941,716
Research agreement obligations (Note 3)	492,365	415,998
Derivative liability – conversion option (Note 4)	582,300	867,575
Derivative liability – warrants (Note 4)	140,504	977,086
Convertible notes payable (Note 5)	3,161,977	1,476,230
Loans payable (Note 6)	42,200	10,000
Promissory notes (Note 7)	277,942	67,942
Due to related parties (Note 8)	369,346	373,346
	8,845,035	6,129,893

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 500,000,000 shares authorized
1,465,711 shares issued and outstanding (2012 – 764,030)	144,672	76,404
Additional paid-in capital	46,287,544	43,483,947
Shares to be issued (Note 9)	284,750	352,859
Deficit accumulated during the development stage	(55,426,635)	(49,894,083)
Accumulated other comprehensive loss	(58,334)	(61,648)
	(8,768,003)	(6,042,521)

	$77,032	$87,372

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5 and 12)
SUBSEQUENT EVENTS (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from July 27, 1999 (inception) to December 31, 2013
		(As restated)
EXPENSES
Consulting	$185,067	$182,813	$2,406,567
Consulting - stock-based (Note 9)	85,104	2,316,019	8,123,476
Depreciation	-	-	213,227
General and administrative	576,195	1,012,116	4,505,547
Interest and financing charges (Note 5)	645,562	745,074	7,221,649
Management fees (Note 8)	264,000	302,249	3,338,303
Management fees - stock-based (Notes 8 and 9)	46,989	124,209	4,495,987
Professional fees	845,328	489,537	6,261,437
Research and development (Note 8)	661,634	1,057,430	7,595,229
Research and development - stock-based	-	-	612,000

LOSS BEFORE OTHER ITEMS	(3,309,879)	(6,229,447)	(44,808,422)

OTHER ITEMS
Foreign exchange (loss) gain	5,896	(7,903)	51,583
Changes in fair value of derivative liabilities (Note 4)	1,546,257	229,252	5,850,649
Accretion of discount on convertible notes (Note 5)	(1,110,831)	-	(1,110,831)
Loss on debt financing (Note 5)	-	(104,550)	(1,373,263)
Loss on settlement of debt (Notes 5 and 9)	(2,560,045)	(59,219)	(14,250,846)
Loss on lawsuit	(103,950)	-	(103,950)
Gain on extinguishment of derivative liabilities - warrants	-	-	290,500
Interest income	-	-	33,344
Loss on disposal of assets	-	-	(5,399)
NET LOSS	(5,532,552)	(6,171,867)	(55,426,635)
Other comprehensive income (loss)
Foreign exchange translation adjustment	3,314	(1,120)	(58,334)
TOTAL COMPREHENSIVE LOSS	$(5,529,238)	$(6,172,987)	$(55,484,969)

BASIC AND DILUTED NET LOSS PER SHARE	$(4.87)	$(9.42)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,136,115	655,269

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock			Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of Shares*	Amount		Paid in Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total
		$		$	$	$	$	$
Issued on incorporation - July 27, 1999	-		-	-	-	-	-		-
Issued to the founders for:
- cash	740		740	1,110	-	-	-		1,850
- consulting services	860		860	1,290	-	-	-		2,150
Common stock subscriptions	-		-	-	177,100	-	-		177,100
Net loss	-		-	-	-	(80,733)	-		(80,733)
Balance, December 31, 1999	1600		1,600	2,400	177,100	(80,733)	-		100,367
Issued for:
- consulting services	1,440		1,440	2,160	-	-	-		3,600
- for license fees	200		200	300	-	-	-		500
Issued for cash:
- at $15.00 per share, net of finders’ fees of $95,570	564		564	749,166	(177,100)	-	-		572,630
- at $15.00 per share	341		342	512,058	-	-	-		512,400
Issued for finders’ fees	50		50	(50)	-	-	-		-
Net loss	-		-	-	-	(935,332)	-		(935,332)
Currency translation adjustment	-		-	-	-	-	(1,937)		(1,937)
Balance, December 31, 2000	4,195		4,195	1,266,034	-	(1,016,065)	(1,937)		252,228
Issued for cash:
- at $18.80 per share	44		44	82,706	-	-	-		82,750
- at $25.00 per share	106		106	264,894	-	-	-		265,000
Net loss	-		-	-	-	(671,986)	-		(671,986)
Currency translation adjustment	-		-	-	-	-	(2,041)		(2,041)
Balance, December 31, 2001	4,345		4,345	1,613,635	-	(1,688,051)	(3,978)		(74,049)
Issued for cash:
- at $25.00 per share, net of finders’ fees of $17,000	75		75	170,425	-	-	-		170,500
Issued on settlement of debt	73		73	136,172	-	-	-		136,245
GPI balance, July 15, 2002	4,493		4,493	1,920,232	-	(1,688,051)	(3,978)		232,696
GMC balance, July 15, 2002	6,128		6,128	7,180,164	(85,000)	(6,607,580)	-		493,712
Reverse acquisition recapitalization adjustment	(4,493)		(4,493)	(6,603,087)	-	6,607,580	-		-

*The number of shares reflected are after the reverse 100 to 1 stock split completed by the Company on January 10, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock			Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount		Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total
		$		$	$	$	$	$
Balance post reverse acquisition	6,128		6,128	2,497,309	(85,000)	(1,688,051)	(3,978)		726,408
GMC subscription proceeds received	-		-	-	285,000	-	-		285,000
Issued for cash:
- at $62.50 per share	170		170	1,063,330	-	-	-		1,063,500
Exercise of stock options	41		41	50,959	-	-	-		51,000
Stock-based compensation	-		-	630,275	-	-	-		630,275
Net loss	-		-	-	-	(2,284,709)	-		(2,284,709)
Currency translation adjustment	-		-	-	-	-	(5,645)		(5,645)
Balance, December 31, 2002	6,339		6,339	4,241,873	200,000	(3,972,760)	(9,623)		465,829
Exercise of stock options	928		927	1,420,888	-	-	-		1,421,815
Issued for cash:
- at $125.00 per share	17		17	214,983	(185,000)	-	-		30,000
- at $25.00 per share, net of finders’ fees	222		222	521,593	-	-	-		521,815
Issued as finders’ fees	13		13	(13)	-	-	-		-
Issued for license agreement	4		4	9,996	-	-	-		10,000
Subscriptions repaid	-		-	5,000	(15,000)	-	-		(10,000)
Stock-based compensation	-		-	2,733,000	-	-	-		2,733,000
Net loss	-		-	-	-	(5,778,905)	-		(5,778,905)
Currency translation adjustment	-		-	-	-	-	(37,299)		(37,299)
Balance, December 31, 2003	7,523		7,523	9,147,319	-	(9,751,665)	(46,922)		(643,745)
Issued for cash:
- at $17.50 per share, net of finders’ fees of $50,000	343		343	549,657	-	-	-		550,000
Issued as finders’ fees	29		29	(29)	-	-	-		-
Fair value of warrants issued in connection with convertible notes	-		-	65,000	-	-	-		65,000
Exercise of stock options	143		143	204,942	-	-	-		205,085
Settlement of debt	4		4	9,996	-	-	-		10,000
Stock-based compensation	-		-	73,500	-	-	-		73,500
Net loss	-		-	-	-	(2,683,105)	-		(2,683,105)
Currency translation adjustment	-		-	-	-	-	(16,865)		(16,865)
Balance, December 31, 2004	8,042		8,042	10,050,385	-	(12,434,770)	(63,787)		(2,440,130)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock				Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares		Amount		Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total
	$		$		$	$	$	$	$
Balance, December 31, 2004		8,042		8,042	10,050,385	-	(12,434,770)	(63,787)		(2,440,130)
Warrant component of convertible note		-		-	46,250	-	-	-		46,250
Issued for cash:
- at $3.80 per share, net of finders’ fees of $97,620 and legal fees of $100,561		3,627		3,627	1,158,437	-	-	-		1,162,064
Net loss		-		-	-	-	(985,599)	-		(985,599)
Currency translation adjustment		-		-	-	-	-	(2,333)		(2,333)
Balance, December 31, 2005		11,669		11,669	11,255,072	-	(13,420,369)	(66,120)		(2,219,748)
Fair value of beneficial feature on convertible notes		-		-	205,579	-	-	-		205,579
Fair value of warrants issued with convertible notes		-		-	288,921	-	-	-		288,921
Net loss		-		-	-	-	(1,304,387)	-		(1,304,387)
Currency translation adjustment		-		-	-	-	-	29,555		29,555
Balance, December 31, 2006		11,669		11,669	11,749,572	-	(14,724,756)	(36,565)		(3,000,080)
Issued for cash:
- at $2.50 per share		2,180		2,180	542,820	-	-	-		545,000
Issued on the conversion of notes:
- 2006 convertible notes at $2.50 per share		1,978		1,978	492,522	-	-	-		494,500
- 2007 convertible notes at $2.50 per share		4,064		4,064	1,011,936	-	-	-		1,016,000
Issued on the conversion of accounts payable and related party debt at $2.50 per share		2,912		2,912	725,040	-	-	-		727,952
Issued for finance charges on the 2007 convertible notes $2.50 per share		600		600	149,400	-	-	-		150,000
Issued pursuant to service agreements at a fair value of $3.60 per share		100		100	35,900	-	-	-		36,000
Financing charges		-		-	(167,500)	-	-	-		(167,500)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock			Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount		Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total
		$		$	$	$	$	$
Fair value of beneficial conversion feature on the 2007 convertible notes	-		-	358,906	-	-	-		358,906
Fair value of warrants issued in connection with the 2007 convertible notes	-		-	657,095	-	-	-		657,095
Fair value of warrants issued in connection with the 2007 promissory notes	-		-	374,104	-	-	-		374,104
Fair value of warrants issued as finders’ fees for the 2007 promissory notes	-		-	35,600	-	-	-		35,600
Re-pricing and extension of warrants	-		-	40,000	-	-	-		40,000
Stock based compensation	-		-	904,822	-	-	-		904,822
Obligation to issue warrants at fair value pursuant to promissory note extension	-		-	-	44,000	-	-		44,000
Obligation to issue shares at fair value pursuant to service agreements	-		-	-	23,400	-	-		23,400
Net loss	-		-	-	-	(3,891,411)	-		(3,891,411)
Currency translation adjustment	-		-	-	-	-	(23,161)		(23,161)
Balance, December 31, 2007	23,503		23,503	16,910,218	67,400	(18,616,167)	(59,726)		(1,674,772)
Issued for cash
- at $2.50 per share in July 2008	140		140	34,860	-	-	-		35,000
Issued on the exercise of warrants in June 2008	207		207	24,793	-	-	-		25,000
Issued pursuant to service agreements at a fair value of $3.00 per share in April 2008	300		300	89,700	-	-	-		90,000
Fair value of warrants issued in connection with the 2008 promissory notes in May 2008	-		-	206,820	-	-	-		206,820
Fair value of warrants to be issued in connection with notes payable in October 2008	-		-	-	256,350	-	-		256,350
Stock based compensation in January to December 2008	-		-	234,168	-	-	-		234,168
Net loss	-		-	-	-	(2,195,939)	-		(2,195,939)
Balance, December 31, 2008	24,150		24,150	17,500,559	323,750	(20,812,106)	(59,726)		(3,023,373)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock			Additional	Obligation to Issue	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount		Paid In Capital	Shares and Warrants	Development Stage	Comprehensive Loss	Total
		$		$	$	$	$	$
Balance, December 31, 2008	24,150		24,150	17,500,559	323,750	(20,812,106)	(59,726)		(3,023,373)
Reverse split recapitalization adjustment (rounding) in July 2009	1		(21,735)	21,735	-	-	-		-
Issued for cash
- at $0.80 per share in November 2009	8,750		875	-	-	-	-		875
Issued at fair value pursuant to service agreements in August 2009	250		25	27,475	-	-	-		27,500
Issued at fair value pursuant to debt settlement agreements in July 2009 (Note 3)	338,121		33,812	15,181,618	-	-	-		15,215,430
Issued on the exercise of warrants in August and November 2009	12,345		1,235	241,515	-	-	-		242,750
Stock based compensation in October 2009	-		-	2,091,900	-	-	-		2,091,900
Fair value of warrants issued in February , May and June 2009 in connection with promissory notes	-		-	725,669	(300,350)	-	-		425,319
Beneficial conversion feature on August and October 2009 convertible notes	-		-	75,491	-	-	-		75,491
Obligation to issue warrants pursuant to service agreements in December 2009	-		-	19,270	-	-	-		19,270
Obligation to issue shares at fair value pursuant to service agreements in December 2009	-		-	-	246,533	-	-		246,533
Obligation to issue shares at fair value pursuant to debt settlement agreements in September 2009	-		-	-	243,800	-	-		243,800
Net loss	-		-	-	-	(17,348,546)	-		(17,348,546)
Balance, December 31, 2009	383,617		38,362	35,885,232	513,733	(38,160,652)	(59,726)		(1,783,051)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock			Additional	Obligation to Issue	Deferred	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount		Paid In Capital	Shares and Warrants	Compensation	Development Stage	Comprehensive Loss	Total
		$		$	$	$	$	$	$
	383,617		38,362	35,885,232	-	513,733	(38,160,652)	(59,726)		(1,783,051)
Notes converted into shares	9,523		952	427,003	(243,800)	-	-	-		184,155
Stock based compensation in 2010	-		-	1,134,477	-	-	-	-		1,134,477
Obligation to issue shares at fair value pursuant to service agreements	-		-	-	28,220	-	-	-		28,220
Issued at fair value pursuant to debt settlement agreements	3,616		372	90,040	-	-	-	-		90,412
Issued at fair value pursuant to service agreements	5,700		570	275,306	(263,173)	-	-	-		12,703
Untraceable shares reissued	104		-	-	-	-	-	-		-
Foreign exchange translation adjustment	-		-	-	-	-	-	(1,169)		(1,169)
Net loss	-		-	-	-	-	(3,532,623)	-		(3,532,623)
Balance, December 31, 2010	402,560		40,256	37,812,058	34,980	-	(41,693,275)	(60,895)		(3,866,876)

Notes converted into shares	21,027	2,102	428,992	-	-	-	-	431,094
Stock based compensation in 2011	-	-	456,081	-	-	-	-	456,081
Fair value of warrants recognized as derivative liabilities	-	-	(500,170)	-	-	-	-	(500,170)
Obligation to issue shares at fair value pursuant to service agreements	-	-	-	198,971	-	-	-	198,971
Shares issued for subscriptions	800	80	12,852	(12,932)	-	-	-	-
Issued at fair value pursuant to debt settlement agreements	25,903	2,590	483,789	-	-	-	-	486,379
Issued at fair value pursuant to service agreements	25,944	2,594	570,773	(27,000)	(35,968)	-	-	510,399
Shares due for interest costs	-	-	-	28,887	-	-	-	28,887
Private placement	44,500	4,450	690,550	140,000	-	-	-	835,000
Finders’ fee on private placement	-	-	(11,551)	-	-	-	-	(11,551)
Foreign exchange translation adjustment	-	-	-	-	-	-	367	367
Net loss	-	-	-	-	-	(2,028,941)	-	(2,028,941)
Balance, December 31, 2011	520,734	52,072	39,943,374	362,906	(35,968)	(43,722,216)	(60,528)	(3,460,360)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM JULY 27, 1999 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock			Additional	Obligation to Issue	Deferred	Deficit Accumulated During the	Accumulated Other
	Number of shares	Amount		Paid In Capital	Shares and Warrants	Compensation	Development Stage	Comprehensive Loss	Total
		$		$	$	$	$	$	$
Balance, December 31, 2011	520,734		52,072	39,943,374	362,906	(35,968)	(43,722,216)	(60,528)		(3,460,360)
Notes converted into shares	23,412		2,341	234,721	-	-	-	-		237,062
Stock based compensation in 2012	-		-	204,427	-	-	-	-		204,427
Obligation to issue shares at fair value pursuant to service agreements	-		-	-	214,083	-	-	-		214,083
Issued at fair value pursuant to debt settlement agreements	8,333		833	138,866	(33,130)	-	-	-		106,569
Issued at fair value pursuant to service agreements	145,352		14,536	1,983,434	(6,000)	-	-	-		1,992,000
Shares issued for interest costs	16,531		1,655	244,062	-	-	-	-		245,717
Private placement	49,667		4,967	735,033	(185,000)	-	-	-		555,000
Deferred compensation expensed	-		-	-	-	35,968	-	-		35,968
Foreign exchange translation adjustment	-		-	-	-	-	-	(1,120)		(1,120)
Net loss	-		-	-	-	-	(6,171,867)	-		(6,171,867)
Balance, December 31, 2012 (as restated)	764,029		76,404	43,483,947	352,859	-	(49,894,083)	(61,648)		(6,042,521)

Notes converted into shares	412,047		41,204	1,536,383	(100,000)	-	-	-		1,477,587
Stock based compensation in 2013	-		-	46,840	-	-	-	-		46,840
Obligation to issue shares at fair value pursuant to service agreements	-		-	-	31,891	-	-	-		38,141
Issued at fair value pursuant to debt settlement agreements	264,649		26,465	1,185,162	-	-	-	-		1,211,627
Finders’ fee	-		-	(11,300)	-	-	-	-		(11,300)
Issued at fair value pursuant to service agreements	3,500		349	38,587	-	-	-	-		38,936
Shares issued for director compensation	2,500		250	7,925	-	-	-	-		8,175
Non-cash exercise of warrants	18,986		-	-	-	-	-	-		-
Foreign exchange translation adjustment	-		-	-	-	-	-	3,314		3,314
Net loss	-		-	-	-	-	(5,532,552)	-		(5,532,552)
Balance, December 31, 2013	1,465,711		144,672	46,287,544	284,750	-	(55,426,635)	(58,334)		(8,768,003)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from July 27, 1999 (inception) to December 31, 2013
		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,532,552)	$(6,171,867)	$(55,426,635)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	104,550	1,373,263
Changes in fair value of derivative liabilities	(1,546,257)	(229,252)	(5,850,649)
Loss on settlement of debt	2,560,045	59,219	14,250,846
Gain on extinguishment of derivative liabilities - warrants	-	-	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and finance charges	1,110,831	-	6,579,330
Stock based compensation	132,093	2,440,228	13,247,713
Changes in operating assets and liabilities:
Due from government agency	-	22	(1,055)
Prepaid expenses and deposits	-	41,623	(39,004)
Deferred financing costs	24,013	(5,161)	11,810
Accounts payable and accrued liabilities	2,480,877	2,015,805	8,063,408
Research agreement obligations	76,367	156,246	710,496
NET CASH USED IN OPERATING ACTIVITIES	(694,583)	(1,588,587)	(17,137,600)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	-	555,000	10,860,575
Convertible notes, net	728,000	602,000	2,851,906
Proceeds from loans payable	32,200	3,000	460,200
Notes and loans payable	-	-	919,845
Advances from related parties	(30,867)	212,192	1,768,916
Repayment of convertible notes	(20,000)	-	(20,000)
Stock subscriptions	-	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	709,333	1,372,192	16,981,442

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED FROM INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	14,750	(216,395)	48,589

CASH, BEGINNING OF YEAR	33,839	250,234	-

CASH, END OF YEAR	$48,589	$33,839	$48,589

Supplemental cash flow information and non-cash investing and financing activities: (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

NOTE 1:NATURE OF OPERATIONS

TapImmune Inc. (the “Company”), a Nevada corporation incorporated in 1992, is a clinical-stage immunotherapy specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of oncology and infectious disease. Unlike other vaccine technologies that narrowly address the initiation of an immune response, TapImmune's ("Prime" and "Boost") approach broadly stimulates the cellular immune system by enhancing the function of killer T-cells and T-helper cells and by restoring antigen presentation in tumor cells allowing their recognition and killing by the immune system.

A Phase I study at the Mayo Clinic is currently evaluating the safety and immune responses of a set of proprietary Her2/neu antigens that will be part of the "Prime" for a Her2/neu breast cancer vaccine.

A second Phase 1 trial is underway at the Mayo in Ovarian and breast cancer (Folate Alpha). Folate receptor alpha is expressed in nearly 50% of breast cancers and in addition, over 95% of ovarian cancers, for which the only treatment options are surgery and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for this type of cancer and survival prognosis is extremely poor after recurrence. In the USA alone, there are approximately 30,000 ovarian cancer patients newly diagnosed every year. These Folate Receptor Antigens are applicable to Ovarian and Triple Negative Breast Cancer. Both of these diseases have few treatment options if any beyond surgery and chemotherapy and therefore the Company is hopeful that it might be an ideal candidate for orphan drug status in these indications.

Phase 2 advancement will be assessed in late 2014. TapImmune has a exclusive option to license this set of peptides after successful phase 1 trials.

In addition, enhancing the visibility of cancer or infected cells to a patient’s immune system is a critical aspect of an effective vaccine. In this regard, TapImmune’s PolyStart nucleic acid-based technology provides a four-fold increase in target cell specific naturally processed antigenic epitopes on a cells surface. This increased cell surface presentation corresponding increases activated Helper and/or long-lived Killer T-cell populations that then effectively seek out and work to destroy a patient’s cancer cells.

 The Company is also exploiting the emerging field of vaccinomics for the development of vaccines applicable to a broad patient population. TapImmune's immunotherapy technologies are also aimed at the prevention of emerging viral pathogens for pandemics and biodefense.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at December 31, 2013, the Company had a working capital deficiency of $8,768,003 and has incurred significant losses since inception in the development of its business. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund clinical trials, ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to current and future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Additional funding was raised through equity and debt placements in 2012 and 2013, and in early 2014 the Company  has completed significant restructuring of outstanding debt and equity instruments into equity. Refer to Note 15, Subsequent Events. Additional capital is required to expand programs including pre-clinical work and to progress clinical trials for the lead vaccine candidates. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

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

Use of Estimates

Preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ materially from those estimates. Significant areas requiring management’s estimates and assumptions include deferred taxes and related tax balances and disclosures, determining the fair value of stock-based compensation and stock based transactions, the fair value of the components of the convertible notes payable, foreign exchange gains and losses, and accrued liabilities. Matters impacting the company’s ability to continue as a going concern and contingencies also involve the use of estimates and assumptions.

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

Foreign Currency Translation
The functional currency of the Company, including its US subsidiary, is United States dollars. GPC maintains its accounting records in its local currency (Canadian dollar). In accordance with ASC 830, Foreign Currency Matters, the financial statements of the Company's subsidiary is translated into United States dollars using period end exchange rates for monetary assets and liabilities and average exchange rates over the period for revenues and expenses. Non-monetary assets are translated at their historical exchange rates. Exchange gains or losses from such translations are included in accumulated comprehensive income (loss), as a separate component of stockholders' equity.

Net gains and losses resulting from foreign currency exchange gains and losses on transactions occurring in a currency other than the Company's functional currency are included in the determination of net income in the period.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Potential deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on potential deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment. The Company recognizes deferred taxes on unrealized gains directly within other comprehensive income, and concurrently releases part of the related valuation allowance resulting in nil impact within OCI or on the balance sheet. As at December 31, 2013, the Company had net operating loss carry forwards; however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the potential deferred tax assets resulting from these loss carry forwards.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, due from government agency, accounts payable and accrued liabilities, research agreement obligations, and due to related parties, approximate their fair values because of their short term maturity. The Company’s convertible notes payable approximate fair value based upon management’s estimate of comparable interest rates that would be available to the Company for similar financial arrangements.

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

NOTE 3:RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement

Effective August 7, 2003, Crucell and the Company’s subsidiary GPI entered into a five-year research license and option agreement. In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company was required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum for three years through December 2011. As at December 31, 2013, the Company accrued $492,365 (€378,384) under the amended agreement, inclusive of interest on outstanding amounts.

The Company has not made use of the Crucell technology in its current work and has not asked for nor received any work product. Management hopes to settle the outstanding amounts with Crucell in 2014 and formally terminate the research license.

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

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants and conversion options issued with the convertible notes during the year ended December 31, 2013. At December 31, 2013, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

	December 31, 2012				December 31, 2013

	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	0.08 to 3.21	0.02% to 0.36%	0.00%	199%	0.85 to 2.78	0.13% to 0.78%	0.00%	199%

	December 31, 2012				December 31, 2013
							1	1
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Conversion option	0.003 to 0.89	0.05% to 0.19%	0.00%	100.88% to 141.21%	0.16 to 0.53	0.04% to 0.10%	0.00%	199%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

As of December 31, 2013
Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 140,504	-	-	$ 140,504	$ 140,504
Derivative liability – conversion option	582,300	-	-	582,300	582,300
Total	$ 722,804	-	-	$ 722,804	$ 722,804

As of December 31, 2012
Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$ 977,086	-	-	$ 977,086	$ 977,086
Derivative liability – conversion option	867,575	-	-	867,575	867,575
Total	$ 1,844,661	-	-	$ 1,844,661	$ 1,844,661

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2013 and 2012:
	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2011	$1,317,834	$-	$1,317,834
Additions during the year	300,000	737,700	1,037,700
Total unrealized (gains) or losses included in net loss	(597,127)	129,875	(467,252)
Debt settlement	(43,621)	-	(43,621)
Transfers in and/or out of Level 3	-	-	-
Balance, December 31, 2012	977,086	867,575	1,844,661
Additions during the year	206,000	810,500	1,016,500
Total unrealized (gains) or losses included in net loss	(1,042,582)	(1,095,775)	(2,138,357)
Transfers in and/or out of Level 3	-	-	-
Balance, December 31, 2013	$140,504	$582,300	$722,804

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

The net cash settlement value at the time of any future Fundamental Transaction will depend upon the value of the following inputs at that time: the consideration value per share of the Company’s common stock, the volatility of the Company’s common stock, the remaining term of the warrant from announcement date, the risk-free interest rate based on U.S. Treasury security yields, and the Company’s dividend yield. The warrant requires use of a volatility assumption equal to the greater of 100% and the 100-day volatility function determined as of the trading day immediately following announcement of a Fundamental Transaction. The fair value of the warrants is determined using the American Binomial Option Pricing Model.

NOTE 5:CONVERTIBLE NOTES PAYABLE
	Face Value	Principal Repayment/ Settlement/Re-issued	Unamortized Note Discount	Balance at December 31, 2013

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$203,836	$20,083	$960,775

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	8,835	206,165

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	1,189	28,811

August 8, 2012 Convertible Note
Note due August 8, 2013	111,430	111,430	-	-

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	-	-	27,500

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	-	-	20,000
September 18, 2012 Convertible Note
Note due October 1, 2013	82,500	82,500	-	-

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	-	340,000

October 9, 2012 Convertible Notes	100,000	100,000	-	-
Note due April 30, 2013

November 1, 2012 Convertible Note
Note due April 30, 2013	31,471	31,471	-	-

November 20, 2012 Convertible Note
Note due November 20, 2013	55,710	44,962	-	10,748

December 14, 2012 Convertible Note
Note due April 18, 2013	189,210	189,210	-	-

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	-	-	50,000

January 5, 2013 Convertible Notes	567,729	115,000	-	452,729

January 31, 2013 Convertible Notes	24,135	-	-	24,135

February 27, 2013 Convertible Note
Note due February 27, 2014	58,500	-	8,819	49,681

April 2, 2013 Convertible Notes	80,967	-	-	80,967

April 18, 2013 Convertible Note
Note due December 18, 2013	60,000	28,312	-	31,688

May 2, 2013 Convertible Notes	50,000	-	-	50,000

May 5, 2013 Convertible Notes	45,000	-	-	45,000

May 14, 2013 Convertible Note
Note due May 14, 2014	126,000	-	46,258	79,742

June 27, 2013 Convertible Note
Note due June 27, 2014	37,620	-	17,515	20,105

June 19, 2013 Convertible Note
Note due June 19, 2014	115,000	83,000	8,217	23,783

July 12, 2013 Convertible Note
Note due July 12, 2014	125,000	28,200	57,200	39,600

October, 2013 Convertible Notes
Notes due in April, 2014	94,444	-	56,044	38,400

November, 2013 Convertible Notes
Notes due in May, 2014	80,000	-	52,996	27,004

December, 2013 Convertible Notes I
Notes due May, 2014	277,222	-	258,478	18,744

December, 2013 Convertible Notes II
Notes due May, 2014	536,400	-	-	536,400

Total	$4,715,532	$1,017,921	$535,634	$3,161,977

The following is a summary of debt instrument transactions that are relevant to the previous year:

	Face Value	Principal Repayment/ Settlement	Unamortized Note Discount	Balance at December 31, 2012

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$203,836	$153,358	$827,500

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	43,140	171,860

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	3,953	26,047

August 8, 2012 Convertible Note
Note due August 8, 2013	111,430	-	67,163	44,267

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	-	-	27,500

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	-	12,712	7,288

September 18, 2012 Convertible Note
Note due October 1, 2013	82,500	-	59,741	22,759

October 9, 2012 Convertible Notes
Note due April 30, 2013	100,000	-	-	100,000

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	268,275	71,725

November 1, 2012 Convertible Note
Note due April 30, 2013	31,471	-	18,200	13,271

November 20, 2012 Convertible Note
Note due November 20, 2013	55,710	-	49,605	6,105

December 14, 2012 Convertible Note
Note due April 18, 2013	189,210	-	81,302	107,908

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	-	-	50,000
Total	$2,437,515	$203,836	$757,449	$1,476,230

February 2011 Secured Convertible Notes

On February 24, 2011, the Company entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Notes (the “February 2011 Notes”) with a maturity date of three years after the issuance thereof in the aggregate principal amount of $1,184,694. Consideration under the notes consisted of $944,694 in cash proceeds, including accrued interest.

The February 2011 Notes bear interest at the rate of 10% per annum except in case of default, in which case they bear interest at the rate of 20% per annum. The Company paid a finders’ fee of $41,500 on the notes.

In connection with the issuance of the February 2011 Notes, the Company issued 23,694 warrants, exercisable into common stock at $25.00 with five year terms.

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

April 2011 Secured Convertible Notes

On April 4, 2011, the Company entered into a securities purchase agreement with accredited investors to place Senior Secured Convertible Notes (the “April 2011 Notes”) with a maturity date of three years after the issuance thereof in the aggregate principal amount of $215,000. Consideration under the notes consisted of $190,000 in cash proceeds, and $25,000 was subscribed for by a holder of 2010 Notes in exchange for the extinguishment of warrants related to the 2010 Notes.

The April 2011 Notes bear interest at the rate of 10% per annum except in case of default, in which case they bear interest at the rate of 20% per annum. The Company paid a finders’ fee of $4,550.

In connection with the issuance of the April 2011 Notes, the Company issued 4,300 warrants, exercisable into common stock at $25.00 with 2 year terms.

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

The June 2011 Note bears interest at the rate of 10% per annum except in case of default, in which case it bears interest at the rate of 20% per annum. In connection with the issuance of the June 2011 Note, the Company issued 600 warrants, exercisable into common stock at $25.00 with two year terms.

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

The Company allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $100,000 and recognized as a derivative liability and the debt was recorded at $nil.  The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.19%, dividend yield of 0% and volatility of 139.77%. The debt discount was being accreted over the one year term of the August 8, 2012 Note using the effective interest rate method.

During the year ended December 31, 2013, the investor converted the principal amount of $111,430 and accrued interest of the August 8, 2012 Note into common shares (Note 9).

August 12, 2012 Convertible Note

On August 12, 2012, the Company entered into a securities purchase agreement with accredited investors to place a Convertible Note (the “August 12, 2012 Note”) with a maturity date of three months after the issuance thereof in the aggregate principal amount of $27,500. Consideration under the notes consisted of $25,000 in cash proceeds after an original issue discount of $2,500. The agreement provides for the Company to issue 500 shares to the note holder as risk premium. The 500 shares were valued at $6,250 and recorded as loss on debt financing and obligation to issue shares. The August 12, 2012 Note bears interest at the rate of 10% per annum.

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

The Company allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $75,000 and recognized as a derivative liability and the debt was recorded at $nil.  The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.20%, dividend yield of 0% and volatility of 141.43%. The debt discount was accreted over the one year term of the September, 2012 Note using the effective interest rate method.

During the year ended December 31, 2013, the investor converted the principal amount and accrued interest of $81,360 into common shares (Note 9). Of the balance of $24,990 remaining, the Company repaid $20,000 in full settlement and recognized $4,990 as gain on settlement of debt.

October 2012 Convertible Note

On October 15, 2012, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “October 2012 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $340,000. Consideration under the notes consisted of $310,000 in cash proceeds after $10,000 payment of legal fee and an original issue discount of $30,000. The October 2012 Note carries an interest rate of 8%.

As part of the agreement, the Company also issued 30,000 warrants to the note holder exercisable at $25.00 per share expiring on October 31, 2016.

The Company has allocated the net proceeds to the conversion option and equity based on the calculated fair value. The fair value of the conversion option was recorded at $248,000 and recognized as a derivative liability and the equity was recorded at $62,000. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.19%, dividend yield of 0% and volatility of 139.16%. The debt discount has being accreted over the one year term of the October 2012 Note using the effective interest rate method.

October 9, 2012 Convertible Note

On October 9, 2012, the Company converted accounts payable of $100,000 into convertible notes (the “October 9, 2012 Note”). The note has no terms of repayment and no interest charges. Only under certain events of default the note will incur an interest rate of 20% per year.

During the year ended December 31, 2013, the note was amended and assigned to a third party with price adjustment features ratified by the Company and converted into 53,690 shares of the Company(Note 9).

November 1, 2012 Convertible Note

During the year, the Company converted a promissory note of $100,000 (Note 7) with an accredited investor into three convertible notes of $105,000 cumulatively. The three convertible notes were assigned to a third party, of which, two notes were converted into equity. In November and December 2012, the Note holder converted $73,737 of principal and interest into 12,627 shares. The fair value of the shares was determined to be $140,538 based on the quoted market prices. (Note 9).The third Convertible Note (the “November 1, 2012 Note”) was issued with a maturity date of six months in the aggregate principal amount of $31,471.

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

During the year ended December 31, 2013, the investor converted the November 1, 2012 Note and accrued interest into 5,128 common shares (Note 9).

November 20, 2012 Convertible Note

On November 20, 2012, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “November 20, 2012 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $55,710. Consideration under the notes consisted of $50,000 in cash proceeds after $4,000 payment of finder’s fee and an original issue discount of $5,710. A one-time interest of 5% was applied to the principal sum of the note as part of the agreement.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The fair value of the conversion option was recorded at $50,000 and recognized as a derivative liability and the debt was recorded at $nil.  The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of one year, risk free rate of 0.16%, dividend yield of 0% and volatility of 134.71%. The debt discount is being accreted over the one year term of the November 20, 2012 Note using the effective interest rate method.

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

In December 2012, the December 14, 2012 Note was assigned to a third party and the Company paid the first installment of $65,032 consisting of principal and interest in 10,785 shares. The fair value of the shares was determined to be $96,523 based on the quoted market price of $9.00 per share. (Note 9).

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

During the year ended December 31, 2013, the investor converted the remaining balance of the note and accrued interest of $189,210 on the December 14, 2012 Note into common shares (Note 9).

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

January 5, 2013 Convertible Notes

On January 5, 2013, the Company exchanged amounts due to a consultant and related parties into convertible notes (the “January 5, 2013 Notes”) with no terms of repayment and no interest charges in the aggregate principal amount of $567,729, of which, $330,000 is due to related parties.

In July, 2013, the consultant assigned $115,000 of the convertible note to a third party with amendments to adjustment of conversion price ratified by the Company. As of December 31, 2013, $452,729 of the January 5, 2013 Notes is outstanding.

January 31, 2013 Convertible Note

On January 31, 2013, the Company converted accounts payable of $24,134 into a convertible note (the “January 31, 2013 Note”) with a maturity date of sixteen months. The note has no terms of repayment and no interest charges. The conversion of the note occurs under the following conditions:

On the date that Company files a certificate of designation creating a class of Series A convertible preferred stock (“Series A Convertible Preferred Stock”) (i) with voting rights per share equal to one thousand (1,000) shares of common stock at the rate of five shares of common stock (on a post-reverse stock split basis) for each share of Series A Convertible Preferred Stock and (ii) that are automatically convertible into common shares upon the occurrence of a 100:1 reverse stock split, the Company may convert the January 31, 2013 Note into shares of Series A Convertible Preferred Stock at a conversion price of four dollars ($4) per share of Series A Convertible Preferred Stock. If the Series A Convertible Preferred Stock is duly authorized and outstanding, on the date that the Company enacts a 100:1 reverse stock split, the January 31, 2013 Note will automatically convert into shares of Series A Convertible Preferred Stock at a conversion price of four dollars ($4) per share of Series A Convertible Preferred Stock.

February 27, 2013 Convertible Note

On February 27, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “February 27, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $58,500. Consideration under the notes consisted of $46,000 in cash proceeds after $4,000 payment of finders’ fee and an original issue discount of $8,500. The Company accrued a one-time interest of 5% as per the agreement.

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

April 2, 2013 Convertible Note

On April 2, 2013, the Company exchanged accounts payable into convertible notes (the “April 2, 2013 Note”) in the aggregate principal amount of $80,967. The note holder has the option to convert a portion or all of the outstanding balance of the note into shares of the Company’s common stock at a conversion rate of $7.00 per share. The note will incur an interest rate of 8% per year unless the Company defaults under certain conditions, in which case, the note will incur an interest rate of 20% per year.

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

During the year ended December 31, 2013, the investor converted $31,733, part of the principal and accrued interest on the April 18, 2013 Note, into common shares (Note 9).

May 2, 2013 Convertible Notes

On May 2, 2013, the Company issued convertible notes (the “May 2, 2013 Note”) in the aggregate principal amount of $50,000. The note matures on May 31, 2014 and would only start to accrue interest of 10% per year after February 15, 2014. The note is automatically convertible into Series B convertible preferred shares (‘Series B Preferred Shares”) when the Company enacts a 100:1 reverse stock split, where each of the Series B Preferred Shares are convertible at the rate of seven shares of common stock (Note 15).

May 5, 2013 Convertible Note

On May 5, 2013, the Company exchanged accounts payable into convertible notes (the “May 5, 2013 Note”) in the aggregate principal amount of $45,000. The note holder has the option to convert a portion or all of the outstanding balance of the May 5, 2013 Note into shares of the Company’s common stock at a conversion rate of $7.00 per share. The note will incur an interest rate of 8% per year unless the Company defaults under certain conditions, in which case, the note will incur an interest rate of 20% per year.

May 14, 2013 Convertible Note

On May 14, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “May 14, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $126,000. The Company also issued 20,000 warrants to the note holder, exercisable at $6.00 per share with a four year term. Consideration under the notes consisted of $110,000 in cash proceeds after $5,000 payment of finders’ fee and an original issue discount of $11,000.

The May 14, 2013 Note carries an interest rate of 8% per year unless the note is in default, in which case, the note will incur an interest rate of 18% per year.

The Company has allocated the net proceeds to the conversion option and warrants based on the calculated fair values. The fair value of the conversion option was recorded at $62,678,000 and fair value of the warrants was recorded as $52,322 recognized as a derivative liabilities and the debt was recorded at $nil. The fair value of the conversion option was calculated using the Black Scholes option pricing model under the following assumptions: estimated life of four years, risk free rate of 0.4%, dividend yield of 0% and volatility of 161%. The debt discount is being accreted over the one year term of the May 14, 2013 Note using the effective interest rate method.

June 27, 2013 Convertible Note

On June 27, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “June 27, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $37,620. Consideration under the notes consisted of $30,000 in cash proceeds after $3,000 payment of finder’s fee and an original issue discount of $4,620. The Company accrued a one-time interest of 5% as per the agreement.

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

June 19, 2013 Convertible Note

In June, 2013, a consultant assigned $115,000 of its convertible note to a third party with amendments ratified by the Company (the “June 19, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $115,000.

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

During the year ended December 31, 2013, the third party converted the principal amount of $83,000 and accrued interest of the June 19, 2013 Note into 108,188 common shares (Note 9).

July 12, 2013 Convertible Note

In July, 2013, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “July 12, 2013 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $125,000. The Company also issued 41,667 warrants to the note holder, exercisable at $3.00 per share with a five year term. Consideration under the notes consisted of $110,000 in cash proceeds after $15,000 payment of finders’ fee and an original issue discount of $11,000.

The July 12, 2013 Note carries an interest rate of 8% per year unless the note is in default, in which case, the note will incur an interest rate of 18% per year.

The Company has allocated the net proceeds to the conversion option and warrants based on the calculated fair values. The fair value of the conversion option was recorded at $59,615 and fair value of the warrants was recorded as $54.385 recognized as a derivative liabilities and the debt was recorded at $nil. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of fiveyear, risk free rate of 1.4%, dividend yield of 0% and volatility of 199%. The debt discount is being accreted over the one year term of the July 12, 2013 Note using the effective interest rate method.

During the year ended December 31, 2013, the investor converted the principal amount and accrued interest of $28,200 of the July 12, 2013 Note into 50,000 common shares (Note 9).

October, 2013 Convertible Notes

In October, 2013, the Company entered into securities purchase agreements with accredited investors to place Convertible Notes (the “October, 2013 Notes”) with a maturity date of six months after the issuance thereof in the aggregate principal amount of $55,000.

The October, 2013 Notes carry no interest charges unless the note is in default, in which case, the note will incur an interest rate of 20% per year.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The full value was recorded as the fair value of the conversion option and the debt was recorded at $nil. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of six months, risk free rate of 0.10%, dividend yield of 0% and volatility of 199%. The debt discount is being accreted over the six month term of the October, 2013 Notes using the effective interest rate method.

November, 2013 Convertible Notes

In November, 2013, the Company entered into securities purchase agreements with accredited investors to place Convertible Notes (the “November, 2013 Notes”) with a maturity date of six months after the issuance thereof in the aggregate principal amount of $80,000. Consideration under the notes consisted of $77,000 in cash proceeds and an original issue discount of $3,000.

The November, 2013 Notes carry no interest charges other than an original issue discount unless the note is in default, in which case, the note will incur an interest rate of 20% per year.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The full value was recorded as the fair value of the conversion option and the debt was recorded at $nil. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of six months, risk free rates of 0.10% and 0.04%, dividend yield of 0% and volatility of 199%. The debt discount is being accreted over the six month term of the November, 2013 Notes using the effective interest rate method.

December, 2013 Convertible Notes I

In December, 2013, the Company entered into securities purchase agreements with accredited investors to place Convertible Notes (the “December, 2013 Notes I”) with a maturity date of six months after the issuance thereof in the aggregate principal amount of $250,000. The December, 2013 Notes I carry no interest charges unless the note is in default, in which case, the note will incur an interest rate of 20% per year.

The Company has allocated the net proceeds to the conversion option based on the calculated fair value. The full value was recorded as the fair value of the conversion option and the debt was recorded at $nil. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of six months, risk free rates of 0.10% , dividend yield of 0% and volatility of 199%. The debt discount is being accreted over the six month term of the December, 2013 Notes I using the effective interest rate method.

December, 2013 Convertible Notes II

In December, 2013, the Company entered into securities purchase agreements with accredited investors to place Convertible Notes (the “December, 2013 Notes II”) with a maturity date of six months after the issuance thereof in the aggregate principal amount of $536,400. Consideration under the notes consisted of $141,000 of conversion of accounts payable, $267,950 of cash proceeds, of which $100,000 were received during the year ended December 31, 2012 as subscription proceeds and $27,450 of interest costs. The conversion of the notes occurs under the following conditions:

On the date that Company files a certificate of designation creating a class of Series B Convertible Preferred Stock (i) with voting rights per share equal to one thousand (1,000) shares of common stock and (ii) that are automatically convertible into common shares upon the occurrence of a 100:1 reverse stock split at the rate of seven shares of common stock (on a post-reverse stock split basis) for each share of Series B Convertible Preferred Stock, the Company may convert the December, 2013 Convertible Notes II into shares of Series B Convertible Preferred Stock at a conversion price of one dollar per share of Series B Convertible Preferred Stock. If the Series B Convertible Preferred Stock is duly authorized and outstanding, on the date that the Company enacts a 100:1 reverse stock split, the December, 2013 Convertible Notes II will automatically convert into shares of Series B Convertible Preferred Stock at a conversion price of one dollar per share of Series B Convertible Preferred Stock.

Any amount of the December, 2013 Notes II that are outstanding on February 15, 2014 will carry an interest rate of 10% per year.

For the year ended December 31, 2013, the Company recorded accretion of debt discount of $1,110,831 for the convertible notes.

Subsequent to year ended December 31, 2013, the Company substantially converted all of the convertible debt into shares of common stock of the Company under a restructuring plan (Note 15).

NOTE 6:LOANS PAYABLE

As at December 31, 2013, there were unsecured loan advances in the amount of $42,200 (December 31, 2012 - $10,000) which are due on demand. $40,000 of the loans bear interest of 10% per annum and $2,200 were advanced by the directors of the Company (Note 8).

NOTE 7:PROMISSORY NOTE

During the year ended December 31, 2012, the Company issued promissory notes in the amount of $67,942, of which $38,000 of promissory notes were issued to an officer and a director of the Company (Note 8). The promissory notes bear no interest charges and have no fixed repayment terms.

During the year ended December 31, 2013, the Company converted $210,000 of accounts payable into a promissory note, payable on a preset schedule of payments starting in April 2013. Any of the late payments will incur interest at the rate of 9% per year. The Company had not made any payments and is in default of the payment schedule. The payments in default are accruing interest of 9% per year. Subsequent to the year ended December 31, 2013, the note holder converted outstanding principal and accrued interest into 1,400,000 post reverse stock split common shares (Note 15).

NOTE 8:RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $366,500 (2012 - $391,600) in management, consulting and directors’ fees and $129,000 (2012 - $90,000) in research and development services paid to officers and directors during the year;

(b)	recorded $46,988 (2012 - $124,209) in stock based compensation for the fair value of options granted to management that were granted and or vested during the year;

(c)	converted $nil (2012 - $50,000) of debt due to related parties during the year, which was settled with shares.

(d)	issued $nil (2012 - $38,000) in promissory notes to an officer and director of the Company (Note 7).

(e)	Borrowed $2,200 (2012 - $nil) as a loan from an officer and director of the Company (Note 6).

All related party transactions (other than stock based compensation) involving provision of services were recorded at the exchange amount, which is the amount established and agreed to by the related parties as representing fair value. The Company accounted for the debt settlement transactions with related parties at management’s estimate of fair value, using amounts similar to arm’s length settlements for debt settled.

At December 31, 2013, the Company had amounts owing to directors and officers of $369,345 (2012 - $373,346) in fees and $370,200 in loans and other advances. Other than the loan amounting to $2,200 bearing 10% per year interest, all other amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Subsequent to year ended December 31, 2013, the related parties settled $613,845 of the debt for shares of common stock of the Company (Note 15).

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

Subsequent to the year ended December 31, 2013, on January 6, 2014, the Company designated 1,200,000 series A preferred shares (“Series A Convertible Preferred Stock”). Each share of Series A Convertible Preferred Stock that is outstanding at the time that the Company enacts a 100 to 1 reverse stock split, the Series A Convertible Preferred Stock shall automatically convert into five shares of the Company’s common stock on a post-split basis.

Subsequent to the year ended December 31, 2013, on January 10, 2014, the Company completed a reverse stock split thereby issuing 1 new share for each 100 outstanding shares of the Company’s common stock and amending the Company’s Articles of Incorporation to increase the authorized shares of common stock from 150,000,000 shares of common stock to 500,000,000 shares (Note 15).

Also, on February 18, 2014, the Company’s board of directors approved the creation of a class of up to 1,500,000 preferred stock, par value $0.001, called series B convertible preferred stock (“Series B Convertible Preferred Stock”). The terms of the Series B Convertible Preferred Stock are:

•	rank pari passu to the common stock with respect to rights on liquidation, winding up and dissolution;

•	have no dividend rights except as may be declared by the Board in its sole and absolute discretion;

•	shall have the right to cast one thousand (1,000) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock; and

•
shall automatically convert into shares of common stock upon the occurrence of a reverse stock split of the Corporation’s common stock in which every 100 shares of the Corporation’s common stock outstanding at the time that this certificate of designation was filed with the Secretary of State of Nevada is exchanged for one share of the Corporation’s common stock, with each share of Series B Convertible Preferred Stock converting into seven shares of the Corporation’s common stock (such number to be after the 100:1 reverse stock split).

All prior period share transactions included in the Company’s stock transactions and balances have been retroactively restated for the reverse stock splits described above.

2013 Share Transactions

In January 2013, the Company issued 2,313 shares of its common stock for conversion of one of the two November 1, 2012 Notes (Note 5) at a conversion price of $6.62 per share. In February 2013, the Company issued 2,500 common shares with a fair value of $28,925 to a consultant pursuant to a consulting agreement. In February 2013, the Company issued 18,986 common shares on a cashless conversion of 30,000 warrants at an exercise price of $5.72. In March 2013, the Company issued 100,000 common shares with a fair value of $10,010 to a consultant pursuant to a consulting agreement.

Between January and March, 2013, the Company issued 31,763 shares of its common stock for conversion of December 14, 2012 Note (Note 5) at a conversion price of $6.03 per share..

Between January and May, 2013, the Company issued 19,444 shares of its common stock for partial conversion of September 18, 2012 Note (Note 5) at an average conversion price of $3.60 per share.

Between February and March, 2013, the Company issued 10,500 shares of its common stock for partial conversion of August 8, 2012 Note (Note 5) at an average conversion price of $6.81 per share.

In April 2013, the Company issued 2,815 shares of its common stock for conversion of the balance of the November 1, 2012 Notes (Note 5) at a conversion price of $6.07 per share.

Between April and September, 2013, the Company issued 264,649 shares of its common stock for partial settlement of debt in the amount of $510,572.  A further 455,311 shares remain to be issued with respect to this debt.  The shares had a fair value of approximately $910,000 at December 31, 2013.

In April, 2013, the Company issued 2,500 shares of its restricted common stock under a settlement agreement with a former director of the Company.

Between May and July, 2013, the Company issued 53,690 shares of its common stock with a fair value of $248,278 for conversion of October 9, 2012 Convertible Notes (Note 5).

Between May and June, 2013, the Company issued 30,000 shares of its common stock with a fair value of $137,200 for conversion of the balances of the August 8, 2012 Note and November 20, 2013 Note (Note 5).

Between July and September 30, 2013, the Company issued 108,188 shares of its common stock with a fair value of $181,606 for conversion of June 19, 2013 Convertible Note (Note 5).

In August, 2013, the Company issued 50,000 shares of its common stock with a fair value of $52,500 for conversion of July 12, 2013 Convertible Note (Note 5).

In August and September 2013, the Company issued 36,000 shares and is obligated to issue additional 20,472 shares of its common stock with a fair value of $52,960 for conversion of November 20, 2012 Convertible Note (Note 5).

In September, 2013, the Company issued 10,000 shares of its common stock with a fair value of $10,500 for partial conversion of September 18, 2012 Note (Note 5).

In November, 2013, the Company issued 12,000 shares of its common stock with a fair value of $13,340 for partial conversion of September 18, 2012 Note (Note 5).

In November, 2013, the Company issued 45,333 shares of its common stock with a fair value of $134,187  for partial conversion of April 18, 2013 Note (Note 5).

In March, 2013, the Company received $242,950 for a private placement, for which it issued 34,707 shares and equal number of warrants. In December 2013, the Company entered into rescission agreements whereby the Company replaced the shares and warrants with December, 2013 Convertible Notes II and the 34,707 shares and warrants were returned to the treasury (Note 5).

The Company records shares issued for non-cash consideration or on conversion of debt at the fair value.  As a result of the above settlements and conversions, the Company recorded a loss on settlement of debt of $2,560,045.

2012 Share Transactions

On March 15, 2012, the Company issued 3,333 shares of its restricted common stock to related parties, pursuant to debt settlement agreements to settle $50,000 of outstanding trade payable. At the time of issuance the fair value of the shares was determined to be $50,000 based on the quoted market price of $15.00 per share.

On March 15, 2012, the Company issued 4,000 shares of its restricted common stock with a fair value of $71,200 pursuant to a debt settlement and a consulting agreement.

On March 15, 2012, the Company issued 7,898 shares of its restricted common stock in settlement of accrued interest on the outstanding 2011 Notes.

In March 2012, the Company received subscription proceeds of $85,000. The subscribers purchased 7,333 share units at $15.00 per unit. Each unit consists of 1 share of Company’s common stock and half a warrant exercisable at $40.00, which expires in two years. The fair value of these warrants was determined to be $5,133.

In April 2012, the Company received subscription proceeds of $345,000. The subscribers purchased 23,000 share units at $15.00 per unit. Each unit consists of 1 share of Company’s common stock and half a warrant exercisable at $40.00, which expires in two years. The fair value of these warrants was determined to be $123,000.

In April, 2012, the Company issued 1,000 shares of its restricted common stock with a fair value of $18,500 pursuant to a debt settlement and a consulting agreement.

In April 2012, the Company issued 9,333 restricted common shares, at $15.00 per share, for proceeds of $140,000 received in October 2011, in a private placement.

In April 2012, the Company issued 10,000 common shares to a consultant pursuant to a consulting agreement effective October 1, 2011.

In April, 2012, the Company issued 1,633 shares of its restricted common stock with a fair value of $24,500 in settlement of accrued interest on the outstanding 2011 Notes.

In May 2012, the Company issued 140,000 common shares with a fair value of $1,918,000 to consultants pursuant to a consulting agreement.

In June 2012, the Company issued 352 shares of its restricted common stock with a fair value of $6,000 pursuant to a consulting agreement.

In August 2012, the Company issued 5,000 shares of its restricted common stock with a fair value of $74,000 pursuant to a consulting agreement.

In September 2012, the Company issued 5,000 shares of its restricted common stock with a fair value of $72,750 to the holder of a promissory note in exchange for the note holder’s agreement to forebear from pursuing collection action on that note (Note 7).

In November 2012, the Company issued 4,371 shares of its restricted common stock with a fair value of $55,944 on election by the holder to convert part of a convertible debt (Note 5) at a conversion price of $5.72 per share.

In November 2012, the Company issued 5,972 shares of its restricted common stock with a fair value of $63,003 on election by the holder to convert part of a convertible debt (Note 5) at a conversion price of $5.86 per share.

In November 2012, the Company issued 2,285 shares of its restricted common stock with a fair value of $21,591 on election by the holder to convert part of a convertible debt (Note 5) at a conversion price of $6.01 per share.

In December 2012, the Company issued 10,788 shares of its restricted common stock with a fair value of $96,523 as payment of installment of $65,032 for a convertible debt (Note 5) at a conversion price of $6.03 per share.

The Company records shares issued for non-cash consideration or on conversion of debt at the fair value.  As a result of the above settlements and conversions in 2012, the Company recorded a loss on settlement of debt of $59,219.

Stock Compensation Plan

On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) which supersedes and replaces the 2007 Stock Plan. The 2009 Plan allows for the issuance of up to 100,000 common shares. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.

On April 30, 2012, the Company granted 2,500 stock options to an officer at an exercise price of $18.00 per share, vesting monthly over thirty six month period. The aggregate fair value of the grant was estimated at $45,000, or $18.00 per option, using the Black-Scholes Option Pricing Model with weighted average assumptions as follows: a risk free interest rate of 1.95%, a dividend yield of 0%, an expected volatility of 199.0%, and an expected life of 10 years.

On May 8, 2012, the Company granted 2,500 stock options to a consultant at an exercise price of $17.00 per share, vesting monthly over twelve month period. The aggregate fair value of the grant was estimated at $40,000, or $17.00 per option, using the Black-Scholes Option Pricing Model with weighted average assumptions as follows: a risk free interest rate of 1.71%, a dividend yield of 0%, an expected volatility of 199.0%, and an expected life of 10 years.

The expensed portion of the value of the granted and vested options during the year ended December 31, 2013 was $132,093 (2012 - $204,427) which was recorded as stock based consulting and management fees.

Share purchase options

A summary of the Company’s stock options as of December 31, 2013 and 2012 and changes during the years is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	62,780	$18.00	6.85
Issued	5,150	17.00	9.35
Cancelled/Forfeited	(2,500)	35.00	-

Balance, December 31, 2012	65,430	18.00	6.05
Issued	-	-	-
Cancelled/Forfeited	-	-	-
Balance, December 31, 2013	65,430	$18.00	5.04

At December 31, 2013, the intrinsic value of the vested options was equal to $nil (2012 - $nil).

A summary of the status of the Company’s unvested options as of December 31, 2013 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2012	3,796	$18.00
Granted	-	-
Vested	(2,685)	18.00
Cancelled	-	-
Unvested, December 31, 2013	1,111	$16.00

Share Purchase Warrants

In March, 2012, the Company issued 3,667 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $40 per share for an exercise period of up to two years from the issuance date. The warrants were issued pursuant to the private placement of $110,000 and included within equity. The fair value of these warrants was determined to be $5,133, using the Black-Scholes Option Pricing Model with an expected life of 2 years, a risk free interest rate of 0.37%, a dividend yield of 0%, and an expected volatility of 63%.

In April, 2012, the Company issued 11,500 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $40.00 per share for an exercise period of up to two years from the issuance date. The warrants were issued pursuant to a private placement and included within equity. The fair value of these warrants was determined to be $123,000, using the Black-Scholes Option Pricing Model with an expected life of 2 years, a risk free interest rate of 0.27%, a dividend yield of 0%, and an expected volatility of 146.6%.

In October, 2012, the Company issued 30,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $25.00 per share for an exercise period of up to four years from the issuance date. The warrants were issued pursuant to a convertible debt and included within equity. The residual fair value of these warrants was determined to be $62,000.

In December, 2012, the Company issued 10,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $10.00 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a private placement and included within equity. The fair value of these warrants was determined to be $178,000, using the Black-Scholes Option Pricing Model with an expected life of 5 years, a risk free interest rate of 0.87%, a dividend yield of 0%, and an expected volatility of 199.0%.

In May, 2013, the Company issued 20,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $6.00 per share for an exercise period of up to four years from the issuance date. The warrants were issued pursuant to a convertible debt with price adjustment features. The residual fair value of these warrants was determined to be $52,322 and recognized as a derivative liability.

In July, 2013, the Company issued 41,667 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $4.00 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a convertible debt with price adjustment features. The residual fair value of these warrants was determined to be $54,385 and recognized as a derivative liability.

A summary of the Company’s share purchase warrants as of December 31, 2013 and 2012 changes during the year is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2011	121,064	$56.00	2.81
Issued	55,167	26.00	3.32
Exercised, cancelled or expired	(7,144)	233.00	-
Balance, December 31, 2012	169,087	39.00	2.19
Issued	67,667	5.84	4.16
Exercised	(30,000)	25.00	-
Extinguished or expired	(57,302)	39.72	-
Balance, December 31, 2013	149,452	$25.85	2.76

NOTE 10:  INCOME TAXES

The Company has not identified or quantified any significant temporary differences between the Company’s tax and financial bases of assets and liabilities that result in deferred tax assets, except for the Company’s net operating loss carry-forwards amounting to approximately $22,154,000 at December 31, 2013 (2012 - $18,713,000), which may be available to reduce future year’s taxable income. These carry forwards begin to expire, if not utilized, commencing in 2015. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization does not meet a more likely than not test and accordingly, the Company has recorded a 100% valuation allowance for the potential deferred tax asset relating to these tax loss carry forwards.

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

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes and other temporary adjusted as appropriate for temporary and permanent tax basis differences. The components of these differences are as follows:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Loss before income taxes	$(5,532,552)	$(6,171,867)
Corporate tax rate	35%	35%
Expected tax recovery	(1,936,393)	(2,160,153)

Increase (decrease) resulting from:
Permanent differences	626,270	384,590
Other items	(3,908)	(3,908)
Change in valuation allowance	1,314,031	1,779,471
Income tax recovery	$-	$-

The Company’s estimated deferred tax assets are as follows:

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Deferred tax assets:
Stock option expense	$2,730,750	$2,730,750
Loss carry-forwards and tax pools	11,078,782	9,585,489
Valuation allowance	(13,809,532)	(12,316,239)
Net deferred income tax assets	$-	$-

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

NOTE 11:SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year Ended December 31, 2013
	Shares/warrants	Amount
		$
Shares issued pursuant to consulting arrangements	3,500		38,935
Shares issued pursuant to debt settlement agreements	184,649		400,472
Shares issued pursuant to settlement agreements	82,500		118,275
Shares issued pursuant to notes conversion	362,047		737,520

	Year Ended December 31, 2012
	Shares/warrants	Amount
		$
Shares issued pursuant to consulting arrangements	145,352		1,998,000
Shares issued pursuant to debt settlement agreements	30,145		348,282
Shares issued for interest and penalties	16,531		245,717

Pursuant to the February 2011 Note settlement agreement entered during the year ended December 31, 2012, the Company issued December 14, 2012 Notes in the amount of $252,280 of which $220,255 was deemed to be for partial settlement of the February 2011 Note.

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

NOTE 12:CONTINGENCIES AND COMMITMENTS

Contingencies:

Consultant Litigation

In May 2012, the Company  issued 112,000 post-consolidated shares of common stock to two consultants. The Company contested the validity of the services provided and initially were able to delay the sale of the contested shares. The Company was not successful in recovering the contested shares. A claim for alleged damages of approximately $362,000 plus costs by one of the consultants as a result of the contesting of the issuance of the shares has been filed in the Supreme Court of New York. The claim is for damages on the difference between market price at the time the Company was able to delay the sale of his shares and the market price at the time of the sale of all of his shares. As the result of a judicial decision in New York the consultant received a bond payment of approximately $100,000 that the Company had used to secure a temporary restraining order against the issuance of stock to him. The Company is pursuing this litigation through the American Arbitration Association and the potential loss from this litigation, if any, is presently not yet determinable.

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

Commitments:

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

The Company agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, it will pay all the costs incurred by the Mayo Clinic, not to exceed a total of $841,000, of which $510,000 has been paid by a third party under the subsequent Sponsored Research Agreement and $330,000 has been accrued as of December 31, 2013. Management anticipates that Phase 1 Trials will complete by the end of 2014.

Management Services Agreement

In February 2011, the Company approved an employment agreement with Dr. Wilson with an initial term of 2 years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 20,000 shares of the Company’s common stock at $19.00 per share, 50% of which vested on March 16, 2011, while the remainder will vest monthly over a period of two years (417 per month). The options shall be exercisable for at least five years.

Consultant Agreements

In May 2012, the Company entered into a one year consulting services agreement superseding the previous management consulting agreement with a consultant (“Consultant A”) to provide expertise in the areas of finance and corporate development to the Management and Board of TapImmune. The consulting services agreement provides for a consulting fee of $12,000 per month from May 2012 to December 2012 and $10,000 for the following four months. The Company also granted 2,500 options to the consultant, vesting equally over twelve months at an exercise price of $17.00 with a ten year term.

In November 2013, the Company entered into an advisory agreement with Consultant A to provide expertise in the areas of finance, corporate restructuring and corporate development to the Management and Board of TapImmune for a one year term. The advisory agreement provides for an advisory fee of $10,000 per month from November 2013 to May 2014 for six months, extendable for additional six months subject to mutual agreement. The Company will also grant 250,000 shares to the consultant post restructuring of the Company’s debt(Note 15).

In December 2012, the Company entered into a one year consulting agreement starting on January 1, 2013 with a company owned by a director of the Company to provide consulting services relating to immunotherapies and other technologies of interest to the Company. The consulting agreement provides for a consulting fee of $3,500 per month, of which $2,500 shall be payable in cash and $1,000 paid in common stock. The agreement can be extended by an additional one-year period by mutual written consent. As of December 31, 2013, the consulting agreement had not been extended.

NOTE 13:ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities

	December 31, 2013		December 31, 2012
	$		$

Trade accounts payable		1,450,083		1,663,315
Debt settlement accruals		1,348,663		-
Accrued liabilities		201,334		142,245
Employee payroll and severance		220,290		61,458
Accrued interest		558,032		74,698
		3,778,401		1,941,716

NOTE 14:  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements as of and for the year ended December 31, 2012 have been restated to revise the Company’s accounting for derivative liabilities and certain other accounts. The fair value of certain derivative liabilities was adjusted to record the effect of conversion of certain convertible notes and proper classification of some of the liabilities.

The impact of the restatement on the consolidated financial statements as of and for the year ended December 31, 2012, is shown in the following table:

Balance sheet data — December 31, 2012
	As reported	Adjustment	As restated
Cash	$50,679	$(16,840)	$33,839
Total assets	104,212	(16,840)	87,372

Accounts payable and accrued liabilities	2,058,556	(116,840)	1,941,716
Derivative liability – conversion option	798,300	69,275	867,575
Derivative liability - warrants	677,086	300,000	977,086
Convertible notes payable	1,376,230	100,000	1,476,230
Due to related parties	366,697	6,649	373,346
Total liabilities	5,770,809	359,084	6,129,893

Additional paid-in capital	43,545,947	(62,000)	43,483,947
Deficit accumulated during the development stage	(49,580,159)	(313,924)	(49,894,083)
Stockholders’ deficiency	$(5,666,597)	$(375,924)	$(6,042,521)
Consolidated Statement of Operations data For the year ended December 31, 2012
	As reported	Adjustment	As restated
Management fees	$295,600	$6,649	$302,249
Net loss before other items	(6,222,798)	(6,649)	(6,229,447)
Changes in fair value of derivative liabilities	536,527	(307,375)	229,252
Net Loss	$(5,857,943)	$(313,924)	$(6,171,867)

Consolidated Statement of Operations data From July 27, 1999 (inception) to December 31, 2012
	As reported	Adjustment	As restated
Management fees	$3,067,654	$6,649	$3,074,303
Net loss before other items	(41,491,894)	(6,649)	(41,498,543)
Changes in fair value of derivative liabilities	4,611,667	(307,375)	4,304,392
Net Loss	$(49,580,159)	$(313,924)	$(49,894,083)

NOTE 15:SUBSEQUENT EVENTS

On January 6, 2014, the Company designated 1,200,000 series A preferred shares (“Series A Convertible Preferred Stock”). Each share of Series A Convertible Preferred Stock that is outstanding at the time that the Company enacts a reverse stock split, the Series A Convertible Preferred Stock shall automatically convert into five shares of the Company’s common stock on a post-split basis.

On January 10, 2014, the shareholders and the board of directors of the Company approved a reverse stock split whereby every one hundred shares of common stock held by a stockholder were exchanged for one share of the Company’s common stock.

On January 10, 2014, the Company amended its Articles of Incorporation to increase its authorized share capital from 150,000,000 shares of common stock and 5,000,000 shares of preferred stock to 500,000,000 shares of common stock and 5,000,000 shares of preferred stock.

On February 18, 2014, the Company’s board of directors approved the creation of a class of up to 1,500,000 preferred stock, par value $0.001, called series B convertible preferred stock (“Series B Convertible Preferred Stock”). The terms of the Series B Convertible Preferred Stock are:

•	rank pari passu to the common stock with respect to rights on liquidation, winding up and dissolution;

•	have no dividend rights except as may be declared by the Board in its sole and absolute discretion;

•	shall have the right to cast one thousand (1,000) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock; and

•
shall automatically convert into shares of common stock upon the occurrence of a reverse stock split of the Corporation’s common stock in which every 100 shares of the Corporation’s common stock outstanding at the time that this certificate of designation was filed with the Secretary of State of Nevada is exchanged for one share of the Corporation’s common stock, with each share of Series B Convertible Preferred Stock converting into seven shares of the Corporation’s common stock (such number to be after the 100:1 reverse stock split).

In January and February 2014, the Company converted debt totaling approximately $3,498,000 into 874,555 shares of Series A Convertible Preferred Stock. On February 20, 2014, the 874,555 shares of Series a Convertible Preferred Stock were converted into 4,372,774 shares of common stock. This debt included $746,696 of principal and interest due to related parties, which was converted into 933,370 common shares.

In February 2014, the Company converted debt totaling approximately $1,374,000 into 1,374,307 shares of Series B Convertible Preferred Stock. On February 20, 2014, the 1,374,307 shares of Series B Convertible Preferred Stock were converted into 9,620,150 shares of common stock.

On February 20, 2014, the Company issued 168,787 shares of common stock for:

•	5,000 restricted common shares in exchange for legal fees,

•	150,000 restricted common shares in pursuant to a consulting agreement, and

•	13,787 restricted common shares in exchange for legal fees.

On March 24, 2014, the Company issued 145,000 shares of its common stock to one person for the settlement of approximately $127,040 of debt, and on April 4, 2014, the Company issued 244,764 shares of common stock to the same person for the settlement of approximately $214,446 of debt.

In February, 2014, the Company entered into a one year media and investor relations service contract with a consultant. The contract provides for the Company to make a $100,000 payment on signing of the contract and 200,000 shares of restricted common stock, of which 100,000 are to be issued immediately and an additional 100,000 restricted common stock within 10 business days upon the Company’s successful listing on NASDAQ or NYSE MKT exchange.

On March 18, 2014, a third party entered into an option agreement with the Company to assign its technology license agreement (“license Agreement”) with Mayo Foundation for Medical Education and Research (“Mayo”) on the following terms:

•	The Company to issue 100,000 share purchase warrants of its common stock at a price of $4.00 per share for a five year term as compensation for receiving the option;

•
On the Company exercising its option and completing the assignment, at the option of the third party, issuing additional 100,000 share purchase warrants of its common stock at a price of $4.00 per share for a five year term or 25% of the royalties that Mayo is to receive under the License Agreement; and

•	Pay the third party $400,000, the payments made by the third party to Mayo, either in cash or shares of the Company’s common stock equal to such amount divided by $4.00.

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

As of December 31, 2013, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at December 31, 2013 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company's financial results for the fiscal year ended December 31, 2013 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2013  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of April 14, 2014 report are as follows:

Name	Age	Position with the Company
Glynn Wilson	67	Chairman, Chief Executive Officer, Principal Executive Officer and a Director
Mark Reddish	59	Vice President Development
Sherry Grisewood	61	Independent Board Member

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

Mark Reddish, BOD

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

Sherry Grisewood, Director

Sherry Grisewood, CFA, has over 25 years securities industry experience in a range of investment banking, advisory and research-related activities. She is currently associated with Dawson James Securities Inc in a senior banking analytical role. Prior to joining Dawson James, she most recently inaugurated a Lifesciences specialty practice as Managing Director, Lifesciences and Technology Banking for Tripoint Global Equities. Prior to Tripoint, Ms. Grisewood served as Senior Life Sciences Banker at Jesup & Lamont Securities Corp. and as an independent strategic advisor and consultant for several investment banks over the prior 12 year period. She has participated in over 50 transaction-related projects involving initial public offerings, secondary offerings, PIPE’s, private equity, M&A and licensing transactions.  These deals and projects represented US, Canadian, Scandinavian, UK, Chinese and Australian clients with advanced technologies and the development of nucleic acid therapeutics and delivery systems in the life sciences such as those addressing nucleic acid therapeutics, regenerative medicine, CNS diseases, or leading edge technologies for lifescience special situations. Prior to consulting for investment banks, Ms. Grisewood served as Director of Research for several mid-tier brokerage companies and a leading independent investment research company.

Ms. Grisewood holds a Bachelor of Science degree (Highest Honors, 4.0GPA) in Life Science from Ramapo College of New Jersey. She is a member of the American Society of Gene and Cell Therapy, the Tissue Engineering and Regenerative Medicine Society International, the Society of Biomaterials, the CFA Institute and the NY Society of Security Analysts.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

On December 31, 2013 we had 2 full-time employees and a number of management and scientific consultants.

Audit Committee

Our Board of Directors has established an Audit Committee which functions pursuant to a written charter adopted by our Board of Directors in March 2004. The members of our Audit Committee as of December 31, 2013 were Dr. Wilson, Mr. Reddish and Ms. Grisewood.

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

Compensation Committee

Dr. Wilson and Ms. Grisewood serve on our compensation committee, which is now led by Sherry Grisewood.

Scientific Advisory Board

On March 19, 2014, we established the scientific advisory board. Also, on that date, Dr. Keith Knutson was appointed as chairman of the Scientific Advisory Board.

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

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the Year Ended December 31, 2013.

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers for their services as executive officers during our fiscal years ended December 31, 2013 and December 31, 2012:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Glynn Wilson Chairman, CEO and Principal Executive Officer and Acting Principal Accounting Officer	2013 2012	180,000 180,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	180,000 180,000

Denis Corin Former CFO, Acting Principal Accounting Officer and a director	2012	62,040	Nil	Nil	6,720	Nil	68,760

Mark Reddish VP Development	2013 2012	60,000 150,000	Nil Nil	Nil Nil	Nil 45,000	Nil Nil	60,000 195,000

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

The following table sets forth information as at December 31, 2013 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End Table
Name	Number of Securities Underlying Unexercised Options (exercisable)	Number of Securities Underlying Unexercised Options (unexercisable)	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Glynn Wilson Chairman, CEO and Principal Executive Officer	400 16,000(2) 1,600(2) 19,375(2)	Nil Nil Nil Nil	Nil Nil Nil 625	$17.00(3) $17.00(3) $17.00 $19.00	07/06/17 10/14/19 02/16/21 03/16/16
Denis Corin Former President, CFO, Acting Principal Accounting Officer and a director	800 11,000(2) 1,600(2) 1,680(2)	Nil Nil Nil Nil	Nil Nil Nil 82,000	$17.00(3) $17.00(3) $17.00 $17.00	07/06/17 10/14/19 02/16/21 05/08/22
Mark Reddish VP Development	2,000 556	Nil Nil	Nil 194,444	$17.00 $18.00	02/16/21 04/30/22
(1)	Mr. Corin was appointed Secretary, Treasurer, CFO and Acting Principal Accounting Officer on July 16, 2010. Mr. Corin resigned on May 8, 2012.
(2)	The plan under which these shares were issued was approved by the Board of Directors and the shareholders in 2009 but did not come into effect until February 22, 2010.
(3)	Effective February 16, 2011, the option exercise price was reduced to $17.00.

The following table sets forth information relating to compensation paid to our directors for their services as directors in the fiscal Year Ended December 31, 2013, and excludes compensation paid to our directors for their services as executive officers:

Director Compensation Table
Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Glynn Wilson	Nil	Nil	Nil	Nil	Nil
Sherry Grisewood	Nil	Nil	Nil	Nil	Nil
Mark Reddish	Nil	Nil	Nil	Nil	Nil

Employment, Consulting and Services Agreements

In February 2011, the Company approved an employment agreement with Dr. Wilson with an initial term of 2 years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 20,000 shares of the Company’s common stock at $19.00 per share, 50% of which vested on March 16, 2011, while the remainder will vest monthly over a period of two years (417 per month). The options shall be exercisable for at least five years.

In May 2012, the Company entered into a one year consulting services agreement superseding the previous management consulting agreement with a consultant (“Consultant A”) to provide expertise in the areas of finance and corporate development to the Management and Board of TapImmune. The consulting services agreement provides for a consulting fee of $12,000 per month from May 2012 to December 2012 and $10,000 for the following four months. The Company also granted 2,500 options to the consultant, vesting equally over twelve months at an exercise price of $17.00 with a ten year term.

In November 2013, the Company entered into an advisory agreement with Consultant A to provide expertise in the areas of finance, corporate restructuring and corporate development to the Management and Board of TapImmune for a one year term. The advisory agreement provides for an advisory fee of $10,000 per month from November 2013 to May 2014 for six months, extendable for additional six months subject to mutual agreement. The Company will also grant 250,000 shares to the consultant post restructuring of the Company’s debt, of which, $150,000 were granted subsequent to the year ended December 31, 2013.

In December 2012, the Company entered into a one year consulting agreement starting on January 1, 2013 with a company owned by a director of the Company to provide consulting services relating to immunotherapies and other technologies of interest to the Company. The consulting agreement provides for a consulting fee of $3,500 per month, of which $2,500 shall be payable in cash and $1,000 paid in common stock. The agreement can be extended by an additional one-year period by mutual written consent. As of December 31, 2013, the consulting agreement had not been extended.

We have a compensation committee that is comprised of Dr. Wilson and Ms. Grisewood. All compensation is recommended and resolved by the compensation committee and board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 14, 2014 certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Principal Executive Officer and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, the address of each person shown is c/o TapImmune Inc., 1551 Eastlake Avenue East, Suite 100, Seattle, Washington, 98102. Beneficial ownership, for purposes of this table, includes options to purchase common stock that are either currently exercisable or will be exercisable within 60 days of April 14, 2014.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)		Percent of Class
Directors and Officers:
Glynn Wilson 1551 Eastlake Avenue East, Suite 100, Seattle, Washington	543,457	(2)	3.38%

Mark Reddish, VP Development 1551 Eastlake Avenue East, Suite 100, Seattle, Washington	229,223	(3)	1.39%
Sherry Grisewood 1551 Eastlake Avenue East, Suite 100, Seattle, Washington	28,329		<1.00%
All executive officers and directors as a group (3 persons)	801,009		4.98%

Major Stockholders:
Alan Lindsay	1,243,000		7.74%
Smed Capital	1,042,663		6.49%
Ayer Capital Partners Kestrel Fund (4)	630,000		3.92%
Ayer Special Situations Fund I LP (4)	945,000		5.88%

(1)
Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of April 14, 2014. As of April 14, 2014, there were 16,058,815 shares of common stock issued and outstanding.

(2)
This figure includes (i) 525,457 shares of common stock; and (ii) 18,000 options to acquire an equivalent number of common shares at $17 for 5 years and 20,000 options to acquire an equivalent number of common shares at $19 for 5 years, and 150,000 options to acquire an equivalent number of common shares at $4 for 5 years, vesting 50,000 per year.

(3)	Includes 2000 vested options exercisable at $17 and 556 vested options exercisable at $18.

(4)	These entities may be affiliated and if so their combined holdings are 1,575,000 shares and 9.54%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2013, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $366,500 (2012 - $391,600) in management, consulting and directors’ fees and $129,000 (2012 - $90,000) in research and development services paid to officers and directors during the year;

(b)	recorded $46,988 (2012 - $124,209) in stock based compensation for the fair value of options granted to management that were granted and or vested during the year;

(c)	converted $nil (2012 - $50,000) of debt due to related parties during the year, which was settled with shares.

(d)	issued $nil (2012 - $38,000) in promissory notes to an officer and director of the Company (Note 7).

(e)	Borrowed $2,200 (2012 - $nil) as a loan from an officer and director of the Company (Note 6).

(f)
As part of our February 2014 debt restructuring, Glynn Wilson, our CEO and a director, converted $410,656 of unpaid remuneration due to him into shares of Series A Convertible Preferred Stock that subsequently converted into 513,319 shares of our common stock.

(g)
As part of our February 2014 debt restructuring, Mark Reddish, our Vice President – Development and a director, converted $180,000 of unpaid remuneration due to him into shares of Series A Convertible Preferred Stock that subsequently converted into 225,000 shares of our common stock.

All related party transactions (other than stock based compensation) involving provision of services were recorded at the exchange amount, which is the amount established and agreed to by the related parties as representing fair value. The Company accounted for the debt settlement transactions with related parties at management’s estimate of fair value, using amounts similar to arm’s length settlements for debt settled.

At December 31, 2013, the Company had amounts owing to directors and officers of $369,345 (2012 - $373,346) in fees and $373,200 in loans and other advances. Other than the loans amounting to $5,200 bearing 10% per year interest,  all other amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

Subsequent to year ended December 31, 2013, the related parties settled $691,845 of the debt for shares of common  stock of the Company (Note 15).

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2013 and 2012. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Audit Fees	$60,000	$40,000
Audit Related Fees	$45,500	$19,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
	$105,500	$59,000

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

ITEM 15.EXHIBITS
The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
10.1	Option Agreement, dated March 18, 2014, between the Company and Ayer Special Situations Fund I, LP
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.

By: /s/ Glynn Wilson
Chairman, Chief Executive Officer,
Principal Executive Officer and Acting Principal Accounting
Officer
Date: April 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:           /s/ Glynn Wilson
Glynn Wilson, Director

By:          /s/ Mark Reddish
Mark Reddish, Director

By:          /s/ Sherry Grisewood
Sherry Grisewood, Director