Form 10-K/A
period 2013-12-31
TAPIMMUNE INC
filed 2014-04-17
CIK 1094038

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

Large accelerated filer ☐   Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)    Smaller reporting company [X]

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

Explanatory Note

We are filing this Amendment No. 1 (the “Amendment”) on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”) that was filed with the Securities and Exchange Commission on April 15, 2014, solely for the purpose of furnishing Exhibit 101 – Interactive Data File (XBRL Exhibit) required by Rule 405 of Regulation S-T, which was not included with the Original Filing.

The Company is filing Exhibit 101 in accordance with the temporary hardship exemption provided by Rule 201 of Regulation S-T, which extended the date by which the interactive data file is required to be submitted by six business days.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to April 15, 2014.

ITEM 15.EXHIBITS

The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
10.1	Option Agreement, dated March 18, 2014, between the Company and Ayer Special Situations Fund I, LP*
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed with our Form 10-K on April 15, 2014
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.

By: /s/ Glynn Wilson
Chairman, Chief Executive Officer,
Principal Executive Officer and Acting Principal Accounting
Officer
Date: April 16, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 16, 2014:

By: /s/ Glynn Wilson
Glynn Wilson, Director

By: /s/ Sherry Grisewood
Sherry Grisewood, Director