Form 10-Q
period 2014-03-31
TAPIMMUNE INC
filed 2014-05-20
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014

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

Yes  ☐   No  ☒

As of May 1, 2014, the Company had 16,132,258 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Description	Page

Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	2

Interim Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013 and for the Period from July 27, 1999 (Date of Inception) to March 31, 2014 (Unaudited)	3

Interim Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the Period from July 27, 1999 (Date of Inception) to March 31, 2014 (Unaudited)	4

Notes to the Interim Consolidated Financial Statements (Unaudited)	5

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$93,635	$48,589
Prepaid expenses and deposits	15,004	15,004
Deferred financing costs (Note 5)	747	13,439

	$109,386	$77,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$3,865,447	$3,778,401
Research agreement obligations (Note 3)	492,365	492,365
Derivative liability – conversion option (Note 4)	51,800	582,300
Derivative liability – warrants (Note 4)	603,893	140,504
Convertible notes payable (Note 5)	434,533	3,161,977
Loans payable (Note 6)	18,000	42,200
Promissory notes (Note 7)	67,942	277,942
Due to related parties (Note 8)	81,000	369,346
	5,614,980	8,845,035

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 500,000,000 shares authorized
15,846,182 shares issued and outstanding (2013 – 1,465,711)	159,052	144,672
Additional paid-in capital	78,895,302	46,287,544
Shares to be issued	633,500	284,750
Deficit accumulated during the development stage	(85,133,865)	(55,426,635)
Accumulated other comprehensive loss	(59,583)	(58,334)
	(5,505,594)	(8,768,003)

	$109,386	$77,032

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5 and 11)
SUBSEQUENT EVENTS (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from July 27, 1999 (inception) to December 31, 2014

EXPENSES
Consulting	$35,020	$30,000	$2,441,587
Consulting - stock-based (Note 9)	686,250	67,812	8,809,726
Depreciation	-	-	213,227
General and administrative	194,338	207,318	4,699,885
Interest and financing charges	35,269	334,888	7,256,918
Management fees (Note 8)	58,500	58,500	3,396,803
Management fees - stock-based (Note 8)	3,750	15,563	4,499,737
Professional fees	186,240	266,630	6,447,677
Research and development (Note 8)	22,500	134,380	7,652,729
Research and development - stock-based	-	-	612,000

LOSS BEFORE OTHER ITEMS	(1,221,867)	(1,115,091)	(46,030,289)

OTHER ITEMS
Foreign exchange (loss) gain	-	12,533	51,583
Changes in fair value of derivative liabilities (Note 4)	(338,297)	1,097,168	5,512,352
Accretion of discount on convertible notes (Note 5)	(483,636)	-	(1,594,467)
Loss on debt financing (Note 5)	-	-	(1,373,263)
Loss on settlement of debt (Notes 5 and 9)	(27,663,430)	(436,042)	(41,914,276)
Loss on lawsuit	-	-	(103,950)
Gain on extinguishment of derivative liabilities - warrants	-	-	290,500
Interest income	-	-	33,344
Loss on disposal of assets	-	-	(5,399)
NET LOSS	(29,707,230)	$(441,432)	(85,133,865)
Other comprehensive income (loss)
Foreign exchange translation adjustment	(1,249)	(1,442)	(59,583)
TOTAL COMPREHENSIVE LOSS	$(29,708,479)	$(442,874)	$(85,193,448)

BASIC AND DILUTED NET LOSS PER SHARE	$(4.29)	$(0.55)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	6,929,988	806,947

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from July 27, 1999 (inception) to December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,707,230)	$(441,432)	$(85,133,865)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	-	1,373,263
Changes in fair value of derivative liabilities	338,297	(1,097,168)	(5,512,352)
Loss on settlement of debt	27,663,430	436,042	41,914,276
Gain on extinguishment of derivative liabilities - warrants	-	-	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and finance charges	483,636	-	7,062,966
Stock based compensation	690,000	83,375	13,937,713
Changes in operating assets and liabilities:
Due from government agency	-	-	(1,055)
Prepaid expenses and deposits	-	(103,950)	(39,004)
Deferred financing costs	-	10,585	11,810
Accounts payable and accrued liabilities	158,413	630,558	8,236,571
Research agreement obligations	-	27,536	710,496
NET CASH USED IN OPERATING ACTIVITIES	(373,454)	(454,454)	(17,511,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	418,000	235,951	11,278,575
Convertible notes, net	-	-	2,851,906
Proceeds from loans payable	500	-	460,700
Notes and loans payable	-	-	919,845
Advances from related parties	-	80,500	1,768,916
Repayment of convertible notes	-	108,600	(20,000)
Stock subscriptions	-	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	418,500	425,051	17,399,942

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED FROM INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	45,046	(29,403)	93,635
CASH, BEGINNING OF YEAR	48,589	33,839	-

CASH, END OF YEAR	$93,635	$4,436	$93,635

Supplemental cash flow information and non-cash investing and financing activities: (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at March 31, 2014, the Company had a working capital deficiency of $5,505,594 and has incurred significant losses since inception in the development of its business. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund clinical trials, ongoing research and development, maintenance and protection of patents, and ultimately on generating future profitable operations. Planned expenditures relating to current and future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Additional funding was raised through equity and debt placements in 2013 and 2014, and in early 2014 the Company has completed significant restructuring of outstanding debt and equity instruments into equity. Additional capital is required to expand programs including pre-clinical work and to progress clinical trials for the lead vaccine candidates. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

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

Interim results are not necessarily indicative of results for a full year. The information included in this quarterly report on Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K/A filed on April 17, 2014, with the U.S. Securities and Exchange Commission.

NOTE 3:RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement

Effective August 7, 2003, Crucell and the Company’s subsidiary GPI entered into a five-year research license and option agreement. In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company was required to make annual license payments on the anniversary of the effective date for the three year term equal to €75,000 per annum for three years through December 2011. As at March 31, 2014, the Company accrued $492,365 (€378,384) under the amended agreement, inclusive of interest on outstanding amounts.

The Company has not made use of the Crucell technology in its current work and has not asked for nor received any work product. Management intends to settle the outstanding amounts with Crucell in 2014 and formally terminate the research license.

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

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants and conversion options issued with the convertible notes during the year ended December 31, 2013. At March 31, 2014, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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
	March 31, 2013				March 31, 2014
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	0.01 to 3.53	0.04% to 0.36%	0.00%	199%	0.60 to 4.00	0.07% to 1.40%	0.00%	156.6%

	March 31, 2013				March 31, 2014
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Conversion option	0.049 to 0.64	0.04% to 0.17%	0.00%	108.00% to 123.76%	0.05 to 0.24	0.03% to 0.05%	0.00%	199%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of March 31, 2014
		Fair Value Measurements Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$603,893	-	-	$603,893	$603,893
Derivative liability – conversion option	51,800	-	-	51,800	51,800
Total	$655,693	-	-	$655,693	$655,693

	As of December 31, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$140,504	-	-	$140,504	$140,504
Derivative liability – conversion option	582,300	-	-	582,300	582,300
Total	$722,804	-	-	$722,804	$722,804

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2014 and the year ended December 31, 2013:
	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2012	977,086	867,575	1,844,661
Additions during the year	206,000	810,500	1,016,500
Total unrealized (gains) or losses included in net loss	(1,042,582)	(1,095,775)	(2,138,357)
Transfers in and/or out of Level 3	-	-	-
Balance, December 31, 2013	140,504	582,300	722,804
Additions during the year	303,000	-	303,000
Total unrealized (gains) or losses included in net loss	160,389	(530,500)	(370,111)
Transfers in and/or out of Level 3	-	-	-
Balance, March 31, 2014	$603,893	$51,800	$655,693

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

NOTE 5: CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current period:

	Face Value	Principal Repayment/ Settlement/Re-issued	Unamortized Note Discount	Balance at March 31, 2014

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$980,830	$980,830	$-	$-

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	215,000	-	-

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	30,000	-	-

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	27,500	-	-

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	20,000	-	-

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	-	340,000

November 20, 2012 Convertible Note
Note due November 20, 2013	10,748	3,675	-	7,073

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	50,000	-	-

January 5, 2013 Convertible Notes	452,729	452,729	-	-

February 27, 2013 Convertible Note
Note due February 27, 2014	58,500	-	-	58,500

April / May / November, 2013 Convertible Notes	150,101	150,101	-	-

April 18, 2013 Convertible Note
Note due December 18, 2013	31,688	31,688	-	-

May 2, 2013 Convertible Notes	50,000	50,000	-	-

May 14, 2013 Convertible Note
Note due May 14, 2014	126,000	126,000	-	-

June 27, 2013 Convertible Note
Note due June 27, 2014	37,620	-	8,660	28,960

June 19, 2013 Convertible Note
Note due June 19, 2014	32,000	32,000	-	-

July 12, 2013 Convertible Note
Note due July 12, 2014	125,000	125,000	-	-

October, 2013 Convertible Notes
Notes due in April, 2014	55,000	55,000	-	-

November, 2013 Convertible Notes
Notes due in May, 2014	80,000	80,000	-	-

December, 2013 Convertible Notes I
Notes due May, 2014	250,000	250,000	-	-

December, 2013 Convertible Notes II
Notes due May, 2014	536,400	536,400	-	-

Total	$3,659,116	$3,215,923	$8,660	$434,533

The following is a summary of debt instrument transactions for the year ended December 31, 2013:

	Face Value	Principal Repayment/ Settlement/Re-issued	Unamortized Note Discount	Balance at December 31, 2013

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$203,836	$20,083	$960,775

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	8,835	206,165

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	1,189	28,811

August 8, 2012 Convertible Note
Note due August 8, 2013	111,430	111,430	-	-

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	-	-	27,500

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	-	-	20,000
September 18, 2012 Convertible Note
Note due October 1, 2013	82,500	82,500	-	-

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	-	340,000

October 9, 2012 Convertible Notes	100,000	100,000	-	-
Note due April 30, 2013

November 1, 2012 Convertible Note
Note due April 30, 2013	31,471	31,471	-	-

November 20, 2012 Convertible Note
Note due November 20, 2013	55,710	44,962	-	10,748

December 14, 2012 Convertible Note
Note due April 18, 2013	189,210	189,210	-	-

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	-	-	50,000

January 5, 2013 Convertible Notes	567,729	115,000	-	452,729

January 31, 2013 Convertible Notes	24,135	-	-	24,135

February 27, 2013 Convertible Note
Note due February 27, 2014	58,500	-	8,819	49,681

April 2, 2013 Convertible Notes	80,967	-	-	80,967

April 18, 2013 Convertible Note
Note due December 18, 2013	60,000	28,312	-	31,688

May 2, 2013 Convertible Notes	50,000	-	-	50,000

May 5, 2013 Convertible Notes	45,000	-	-	45,000

May 14, 2013 Convertible Note
Note due May 14, 2014	126,000	-	46,258	79,742

June 27, 2013 Convertible Note
Note due June 27, 2014	37,620	-	17,515	20,105

June 19, 2013 Convertible Note
Note due June 19, 2014	115,000	83,000	8,217	23,783

July 12, 2013 Convertible Note
Note due July 12, 2014	125,000	28,200	57,200	39,600

October, 2013 Convertible Notes
Notes due in April, 2014	94,444	-	56,044	38,400

November, 2013 Convertible Notes
Notes due in May, 2014	80,000	-	52,996	27,004

December, 2013 Convertible Notes I
Notes due May, 2014	277,222	-	258,478	18,744

December, 2013 Convertible Notes II
Notes due May, 2014	536,400	-	-	536,400

Total	$4,715,532	$1,017,921	$535,634	$3,161,977

February 2011 Secured Convertible Notes

During the period ended March 31, 2014, the investors converted the principal amount of $980,858 and accrued interest of the February 2011 Notes into 1,593,850 common shares (Note 9).

April 2011 Secured Convertible Notes

During the period ended March 31, 2014, the investors converted the principal amount of $215,000 and accrued interest of the April 2011 Notes into 349,375 common shares (Note 9).

June 2011 Secured Convertible Note

During the period ended March 31, 2014, the investor converted the principal amount of $30,000 and accrued interest of the June 2011 Note into 48,750 common shares (Note 9).

August 8, 2012 Convertible Note

During the year ended December 31, 2013, the investor converted the principal amount of $111,430 and accrued interest of the August 8, 2012 Note into 20,500 common shares.

August 12, 2012 Convertible Note

During the period ended March 31, 2014, the investor converted the principal amount of $27,500 and accrued interest of the August 12, 2012 Note into 37,500 common shares (Note 9).

August 20, 2012 Convertible Note

During the period ended March 31, 2014, the investor converted the principal amount of $20,000 and accrued interest of the August 20, 2012 Note into 30,000 common shares (Note 9).

September 18, 2012 Convertible Note

During the year ended December 31, 2013, the investor converted the principal amount and accrued interest of $81,360 into 29,444 common shares. Of the balance of $24,990 remaining, the Company repaid $20,000 in full settlement and recognized $4,990 as gain on settlement of debt.

October 2012 Convertible Note

On October 15, 2012, the Company entered into a securities purchase agreement with an accredited investor to place a Convertible Note (the “October 2012 Note”) with a maturity date of one year after the issuance thereof in the aggregate principal amount of $340,000. The October 2012 Note carries an interest rate of 18% upon default, which is being accrued.

October 9, 2012 Convertible Note

On October 9, 2012, the Company converted accounts payable of $100,000 into convertible notes (the “October 9, 2012 Note”). The note has no terms of repayment and no interest charges. Only under certain events of default the note will incur an interest rate of 20% per year.

During the year ended December 31, 2013, the note was amended and assigned to a third party with price adjustment features ratified by the Company. The third party converted the note into 53,690 common shares of the Company.

November 20, 2012 Convertible Note

During the year ended December 31, 2013, the investor converted $30,212 of the November 20, 2012 Note and accrued interest into 36,000 common shares.

During the period ended March 31, 2014, the investor converted $3,675 of the November 20, 2012 Note and accrued interest into 7,000 common shares (Note 9).

December 14, 2012 Convertible Note

During the year ended December 31, 2013, the investor converted the remaining balance of the note and accrued interest of $189,210 on the December 14, 2012 Note into 31,763 common shares.

December 18, 2012 Convertible Note

During the period ended March 31, 2014, the investor converted the December 18, 2012 Note and accrued interest into 68,750 common shares (Note 9).

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

During the period ended March 31, 2014, the investors converted the balance of the January 5, 2013 Notes and accrued interest into 543,636 common shares (Note 9).

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

During the period ended March 31, 2014, the investors converted the January 31, 2013 Note and accrued interest into 40,551 common shares (Note 9).

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

April / May / November, 2013 Convertible Note

The Company exchanged accounts payable into convertible notes in the aggregate principal amount of $150.101. The note holder has the option to convert a portion or all of the outstanding balance of the note into shares of the Company’s common stock at a conversion rate of $7.00 per share. The note will incur an interest rate of 8% per year unless the Company defaults under certain conditions, in which case, the note will incur an interest rate of 20% per year.

During the period ended March 31, 2014, the investor converted the notes and accrued interest into 210,233 common shares (Note 9).

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

During the year ended December 31, 2013, the investor converted $31,733, part of the principal and accrued interest on the April 18, 2013 Note, into common shares.

During the period ended March 31, 2014, the investor converted the balance of $31,688 and accrued interest into 46,443 common shares (Note 9).

May 2, 2013 Convertible Notes

On May 2, 2013, the Company issued convertible notes (the “May 2, 2013 Note”) in the aggregate principal amount of $50,000. The note matures on May 31, 2014 and would only start to accrue interest of 10% per year after February 15, 2014. The note is automatically convertible into Series B convertible preferred shares (‘Series B Preferred Shares”) when the Company enacts a 100:1 reverse stock split, where each of the Series B Preferred Shares are convertible at the rate of seven shares of common stock.

During the period ended March 31, 2014, the investor converted the May 2, 2013 Note into 350,000 common shares (Note 9).

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

During the period ended March 31, 2014, the investor converted the May 14, 2013 Note and accrued interest into 157,500 common shares (Note 9).

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

During the year ended December 31, 2013, the third party converted the principal amount of $83,000 and accrued interest of the June 19, 2013 Note into 108,188 common shares.

During the period ended March 31, 2014, the third party converted balance of $32,000 and accrued interest into 40,000 common shares (Note 9).

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

The Company has allocated the net proceeds to the conversion option and warrants based on the calculated fair values. The fair value of the conversion option was recorded at $59,615 and fair value of the warrants was recorded as $54.385 recognized as a derivative liabilities and the debt was recorded at $nil. The fair value of the conversion option was calculated using the Binomial option pricing model under the following assumptions: estimated life of five year, risk free rate of 1.4%, dividend yield of 0% and volatility of 199%. The debt discount is being accreted over the one year term of the July 12, 2013 Note using the effective interest rate method.

During the period ended March 31, 2014, the investor converted the July 12, 2013 Note and accrued interest into 156,250 common shares (Note 9).

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

During the period ended March 31, 2014, the investors converted the October, 2013 Note into 385,000 common shares (Note 9).

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

During the period ended March 31, 2014, the investors converted the November, 2013 Notes into 560,000 common shares (Note 9).

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

During the period ended March 31, 2014, the investors converted the December, 2013 Notes I into 1,750,000 common shares (Note 9).

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

On the date that Company files a certificate of designation creating a class of Series B Convertible Preferred Stock (i) with voting rights per share equal to one thousand (1,000) shares of common stock and (ii) that are automatically convertible into common shares upon the occurrence of a 100:1 reverse stock split at the rate of seven shares of common stock (on a post-reverse stock split basis) for each share of Series B Convertible Preferred Stock, the Company may convert the December, 2013 Convertible Notes II into shares of Series B Convertible Preferred Stock at a conversion price of one dollar per share of Series B Convertible Preferred Stock. If the Series B Convertible Preferred Stock is duly authorized and outstanding, on the date that the Company enacts a 100:1 reverse stock split, the December, 2013 Convertible Notes II will automatically convert into seven (7) shares of Series B Convertible Preferred Stock at a conversion price of one dollar per share of Series B Convertible Preferred Stock.

Any amount of the December, 2013 Notes II that are outstanding on February 15, 2014 will carry an interest rate of 10% per year.

During the period ended March 31, 2014, the investors converted the December, 2013 Notes II into 1,093,900 common shares (Note 9).

For the period ended March 31, 2014, the Company recorded accretion of debt discount of $483,638 for the convertible notes.

NOTE 6:LOANS PAYABLE

As at March 31, 2014, there were unsecured loan advances in the amount of $18,000 (December 31, 2013 - $42,200) which are due on demand. Certain of the loans bears interest of 10% per annum. During the period ended March 31, 2014, an investor converted $7,000 of the loan into 11,375 common shares of the Company and a related party converted $2,700 of the loan into common shares of the Company as part of his total debt settlement.

NOTE 7:PROMISSORY NOTE

The Company has outstanding promissory notes in the amount of $67,942, of which $38,000 of promissory notes are from an officer and a director of the Company (Note 8). The promissory notes bear no interest charges and have no fixed repayment terms.

During the year ended December 31, 2013, the Company converted $210,000 of accounts payable into a promissory note.  During the period ended March 31, 2014, the note holder converted outstanding principal and accrued interest into 1,400,000 post reverse stock split common shares. The fair value of the shares was determined to be $3,150,000 and the Company recorded a loss on settlement of debt of $2,912,034.

NOTE 8:RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $58,500 (March 31, 2013 - $88,500) in management fees and $22,500 (March 31, 2013 - $33,000) in research and development services paid or accrued to officers and directors during the period;

(b)	recorded $3,750 (March 31, 2013 - $25,643) in stock based compensation for the fair value of options granted to management and consultants that were granted and or vested during the period;

(c)	converted $721,045 (March 31, 2013 - $nil) of debt due to related parties during the period, which were settled with shares (Note 9).

(d)	converted $nil (March 31, 2013 - $567,729) of payable into convertible notes to officers, consultant and a director of the Company (Note 5).

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

At March 31, 2014, the Company had amounts owing to directors and officers of $81,000 (December 31, 2013 - $369,345) in fees and $nil (December 31, 2013 - $370,200) in loans and other advances. All amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

On January 6, 2014, the Company designated 1,200,000 series A preferred shares (“Series A Convertible Preferred Stock”). Each share of Series A Convertible Preferred Stock that is outstanding at the time that the Company enacts a 100 to 1 reverse stock split, the Series A Convertible Preferred Stock shall automatically convert into five (5) shares of the Company’s common stock on a post-split basis.

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

•
shall automatically convert into shares of common stock upon the occurrence of a reverse stock split of the Corporation’s common stock in which every 100 shares of the Corporation’s common stock outstanding at the time that this certificate of designation was filed with the Secretary of State of Nevada is exchanged for one share of the Corporation’s common stock, with each share of Series B Convertible Preferred Stock converting into seven (7) shares of the Corporation’s common stock (such number to be after the 100:1 reverse stock split).

All prior period share transactions included in the Company’s stock transactions and balances have been retroactively restated for the reverse stock split described above.

2014 Share Transactions

During the period ended March 31, 2014, the Company received subscription proceeds of $418,000 for 418,000 shares of Series B Convertible Preferred Stock. In February 2014, the 418,000 shares of Series B Convertible Preferred Stock were converted into 2,926,000 shares of common stock as per the terms described above.

During the period ended March 31, 2014, the Company issued 14,013,241 shares of its common stock with a fair value of $31,527,819 for conversion of convertible debt, accounts payable, loan, promissory note, Series B convertible preferred shares and accrued interest in the amount of $5,378,982. In these conversions, related parties converted $721,045 of notes, accounts payable and loan into 766,444 shares of the Company’s common stock.

During the period ended March 31, 2014, the Company issued 198,443 shares of its common stock with a fair value of $1,013,799 for conversion of convertible debt, settlement of debt, and accrued interest in the amount of $163,225.

During the period ended March 31, 2014, the Company issued 18,787 shares of its common stock with a fair value of $42,271 for legal services.

During the period ended March 31, 2014, the Company issued 150,000 shares of its common stock pursuant to an advisory agreement with a fair value of $337,500.

During the period ended March 31, 2014, the Company agreed to issue 112,500 shares of its common stock pursuant to agreements with a fair value of $348,750. The shares have not yet been issued.

The Company records shares issued for non-cash consideration or on conversion of debt at the fair value. As a result of the above settlements and conversions, the Company recorded a loss on settlement of debt of $27,663,430.

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

Between January and March, 2013, the Company issued 31,763 shares of its common stock for conversion of December 14, 2012 Note (Note 5) at a conversion price of $6.03 per share.

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

The expensed portion of the value of the vesting options during the three months ended March 31, 2014 was $3,750 (March 31, 2013 - $29,894) which was recorded as stock based consulting and management fees. During the period, stock-based consulting and management fees also includes share based compensation.

Share purchase options

A summary of the Company’s stock options as of March 31, 2014 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2012	65,430	$18.00	6.05
Issued	-	-	-
Cancelled/Forfeited	-	-	-

Balance, December 31, 2013	65,430	18.00	6.05
Issued	-	-	-
Cancelled/Forfeited	-	-	-
Balance, March 31, 2014	65,430	$18.00	4.80

At March 31, 2014, the intrinsic value of the vested options was equal to $nil (2013 - $nil).

A summary of the status of the Company’s unvested options as of March 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2013	1,111	$18.00
Granted	-	-
Vested	(208)	18.00
Cancelled	-	-

Unvested, March 31, 2014	903	$18.00

Share Purchase Warrants

In March, 2014, the Company issued 100,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $4.00 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a technology  option agreement. The fair value of these warrants was determined to be $303,000.

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

A summary of the Company’s share purchase warrants as of March 31, 2014 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2012	169,087	$39.00	2.19
Issued	67,667	5.84	4.16
Exercised	(30,000)	25.00	-
Extinguished or expired	(57,302)	39.72	-
Balance, December 31, 2013	149,452	25.85	2.76
Issued	100,000	4.00	4.97
Exercised	-	-	-
Extinguished or expired	-	-	-
Balance, March 31, 2014	249,452	$17.09	3.50

NOTE 10:SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Three Months Ended March 31, 2014
	Shares/warrants	Amount
		$
Shares issued for services	18,787		42,271
Shares issued pursuant to an advisory agreement	150,000		337,500
Shares issued pursuant to debt conversion	14,211,684		32,528,757

	Three Months Ended March 31, 2013
	Shares/warrants	Amount
		$
Shares issued pursuant to consulting arrangements	350,000		38,935
Shares issued pursuant to notes conversion	5,476,848		348,845
All the above share transactions have been retroactively restated for the reverse stock split described in Note 9.

See Notes 5 and 9 for additional disclosure on non-cash transactions.

	Period Ended March 31,
	2014	2013

Interest paid in cash	$-	$-
Income taxes paid	$-	$-

NOTE 11:CONTINGENCIES AND COMMITMENTS

Contingencies:

Consultant Litigation

In May 2012, the Company issued 112,000 post-reverse split shares of common stock to two consultants. The Company contested the validity of the services provided and initially was able to delay the sale of the contested shares. The Company was not successful in recovering the contested shares. A claim for alleged damages of approximately $362,000 plus costs by one of the consultants as a result of the contesting of the issuance of the shares has been filed in the Supreme Court of New York. The claim is for damages on the difference between market price at the time the Company was able to delay the sale of his shares and the market price at the time of the sale of all of his shares. As the result of a judicial decision in New York the consultant received a bond payment of approximately $100,000 that the Company had used to secure a temporary restraining order against the issuance of stock to him. The Company is pursuing this litigation through the American Arbitration Association and the potential loss from this litigation, if any, is presently not yet determinable.

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

The Company agreed that, during the period of the option and upon approval of FDA to conduct Phase I Trials, it will pay all the costs incurred by the Mayo Clinic, not to exceed a total of $841,000, of which $510,000 has been paid by a third party under the subsequent Sponsored Research Agreement and $330,000 has been accrued in prior years. Management anticipates that Phase 1 Trials will complete by the end of 2014.

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

In November 2013, the Company entered into an advisory agreement with Consultant A to provide expertise in the areas of finance, corporate restructuring and corporate development to the Management and Board of TapImmune for a one year term. The advisory agreement provides for an advisory fee of $10,000 per month from November 2013 to May 2014 for six months, extendable for additional six months subject to mutual agreement. The Company will also grant 250,000 shares to the consultant post restructuring of the Company’s debt, of which the Company issued 150,000 common shares during the period ended March 31, 2014 (Note 9).

In February, 2014, the Company entered into a one year media and investor relations service contract with a consultant. The contract provides for the Company to make a $100,000 payment on signing of the contract (paid) and 200,000 shares of restricted common stock, of which 100,000 are to be issued immediately and an additional 100,000 restricted common stock within 10 business days upon the Company’s successful listing on NASDAQ or NYSE MKT exchange.

NOTE 12:ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities

	March 31, 2014		March 31, 2013
	$

Trade accounts payable		893,658	1,459,469
Accrued liabilities		2,853,258	183,245
Employee payroll and severance		41,791	132,916
Accrued interest		76,741	122,833
		3,865,448	1,898,463

Accrued liabilities includes an amount of $2,625,281which the Company has the right to settle in shares of common stock.

NOTE 13:SUBSEQUENT EVENTS

Subsequent to the period ended March 31, 2014, certain debt holders converted $968,688 of debt into 283,236 shares of common stock of the Company.

In April, 2014, the Company issued 15,000 shares of common stock in exchange for investor relation services.

In May, 2014, the Company issued 25,000 shares of common stock in exchange for legal services.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2014 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Unlike other vaccine technologies that narrowly address the initiation of an immune response, TapImmune's ("Prime" and "Boost") approach broadly stimulates the cellular immune system by enhancing the function of killer T-cells and helper T-cells. Our peptide vaccine technology may be coupled with our recently developed in-house Polystart™™ nucleic acid-based technology designed to enhance T-cell antigen presentation on the surface of appropriate populations of presenting cells. Our Polystart™ technology directs the translation and subsequent endogenous natural processing of antigenic T-cell epitopes contained within a poly-antigen array(s) at four times the level of conventional comparator systems, thereby providing a greater signal/propensity to attract and directly interact with a patient’s T-cells. Accordingly, elevated levels of target specific cell surface presented T-cell antigen(s) are correspondingly expected to more effectively engage, activate and expand antigen specific killer T-cell population(s) that can then seek out and destroy target cells (e.g., cancer cells). Moreover, our versatile Polystart™ technology is designed to express either Class I killer or Class II helper T-cell antigenic epitopes. Our nucleic acid-based systems can also incorporate “TAP” which stands for Transporter associated with Antigen Presentation.

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

Management strongly believes that the comprehensive scientific underpinnings of our overall approach, to elicit the production of both helper T- cells and killer T- cells, will provide the Company with highly competitive product candidates for the treatment of HER2/neu positive breast cancer, colorectal cancer, ovarian cancer and triple negative breast cancer.

Our Infectious Disease Program

Regarding our programs for the development of vaccines aimed at viral pandemics/biodefense, we believe that our ongoing collaborations with the Mayo Clinic have progressed well and studies on the immunogenicity of novel smallpox antigens in mice treated with both antigens and TAP expression vectors have been completed. These antigens collectively can protect mice from a lethal dose of vaccinia virus and thus forms the basis for the first peptide-based vaccine for smallpox,. We plan to complete animal efficacy and human safety studies through non-dilutive grant funding in collaboration with Dr. Greg Poland and colleagues at the Mayo Clinic and anticipate that further development will be completed through strategic corporate partnerships. The use of non-dilutive grant funding to progress this area allows the Company to focus the majority of its internal resources on HER2/neu breast, ovarian and triple negative cancers.

General

The facilities at 1551 Eastlake Avenue, Seattle continue to meet  our expectations and allow us to conduct core research and development studies in collaboration with our world-class collaborators and enable us  to manage our cash flow. It has allowed us to generate new intellectual property (IP), adding to our core TAP IP and antigen specific IP from the Mayo Clinic for which we have either licensed outright or have exclusive options to license.

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

The human immune system appears to have the potential to clear cancers from the body, based on clinical observations that some tumors spontaneously regress when the immune system is activated. Most cancers are not very “immunogenic”, however, meaning that the cancers are not able to induce an immune response because they no longer express sufficient levels of key proteins on their cell surface, known as Major Histocompatability Class I or MHC Class I proteins. In healthy cells, these proteins provide the information to the immune system that defines whether the cell is healthy or, in the case of cancer or viral infection, abnormal. If the MHC Class I proteins signal that the cells are abnormal, then the immune system’s T-cells are activated to attack and kill the infected or malignant cell.  The strategic vision of TapImmune is to stimulate the production of both T-helper cells and T-killer cells through the use of natural processed antigens discovered in patients. In addition, our technologies can improve antigen presentation through the use of PolyStart™ and TAP.

By restoring TAP expression to TAP-deficient cells, the MHC Class I protein peptide complexes could signal the immune system to attack the cancer. A long-term strategic vision of TapImmune is to restore the TAP function within cancerous cells, thus making them immunogenic, or more “visible” to cancer fighting immune cells. Management believes that this cancer vaccine strategy will provide the most commercially viable therapeutic approach that addresses this problem of “non-immunogenicity” of cancer.

In addition to our focus on the cancer vaccines, with adequate funding and with strategic partnerships, we will also pursue the development of prophylactic vaccines against infectious microbes by partnering with other vaccine developers in the infectious disease market.

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

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. An IND for Phase I human clinical trial on the HER2/neu cancer vaccine in collaboration with the Mayo Clinic was allowed by the FDA in July, 2011 and the Mayo IRB approved the trial on May 4, 2012. This trial is fully enrolled and closed, and patient dosing has been completed. All patients have received the Company’s vaccine composition, and interim safety analysis on the first six patients is complete and shown to be safe. In addition, each of the first six patients treated, developed specific T-cell immune responses to the antigens in the vaccine composition proving a solid case for advancement to Phase II in 2014. An additional secondary endpoint incorporated into this Phase I Trial will be a two year follow on recording time to disease recurrence in the participating breast cancer patients. The assessment of vaccine safety (primary endpoint) and evaluation of immunogenicity (secondary endpoint) for this trial are currently scheduled for completion at the end of 2014.

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

Polystart™™

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

Plan of Operations

Management believes that our platform technologies combine to make the most comprehensive vaccines in development today. The comprehensive approach of stimulating both the helper and killer T cell response to cancer antigens is essential in having an effective and long lasting killing effect on tumor and infected cells.

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

After the Reverse Stock Split, debt settlement conversions and amendment to the articles of incorporation, the common stock outstanding was approximately 15,000,000 shares, providing us with 485,000,000 authorized but unissued shares of common stock to proceed with a capital raise through the sale of common stock.

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

We greatly reduced the debt outstanding on our balance sheet by converting debt into shares of preferred stock, which in turn converted into shares of common stock upon the occurrence of the Reverse Stock Split pursuant to applicable certificates of designation. On January 7, 2014, we filed a certificate of designation to create up to 1,250,000 shares of Series A Convertible Preferred Stock. Between January 7, 2014 and February 18, 2014, we converted debt totaling approximately $3,497,570 into 874,393 shares of Series A Convertible Preferred Stock. Upon the occurrence of the Reverse Stock Split on February 18, 2014, the Series A Convertible Preferred Shares converted into approximately 4,371,964 shares of common stock. Also on February 18, 2014, approximately $1,376,946 of outstanding debt converted into 1,376,946 shares of Series B Convertible Preferred Stock, which in turn converted into approximately 8,512,900 shares of common stock. As a result of these issuances, we have approximately 16,170,258 shares of our common stock currently issued and outstanding. These transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. We issued a press release on February 25, 2014 discussing these and other matters and further details are available in the filed Form 14c and Form 8-Ks describing the corporate actions.

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

Our Her2/neu vaccine combination is unique in that it is designed to stimulate killer T Cells and the helper T Cells that are needed to sustain the killer cells for a long lasting vaccine that kills tumor cells. Published data also supports a five-fold increase in killing efficacy compared to the development vaccine Neuvax by Galena.

TPIV100 is completing Phase 1 with Phase lb/ll scheduled to start in Q4 2014.

On March 19th 2014 we announced the licensing of a late stage phase l clinical program in ovarian cancer (Folate Alpha). We are very excited about the opportunity this therapeutic presents. Folate receptor alpha is expressed in nearly 50% of breast cancers and in addition, over 95% of ovarian cancers, for which the only treatment options are surgery and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for this type of cancer and survival prognosis is extremely poor after recurrence. In the US alone, there are approximately 30,000 ovarian cancer patients newly diagnosed every year. Importantly, this patient population has very few treatment options and as a result our plan is to present a Phase II advancement plan in late 2014 with an application for Orphan Drug Status. Orphan drug status is allowed by the FDA in cases where the disease affects fewer than 200,000 people in the USA and makes allowances for an accelerated regulatory process and sales of the drug for 7 years without competition.

On March 20, 2014, the Company announced the filing of new intellectual property for Polystart™. This is a unique vaccine platform Antigen Expression Systems that ‘boosts’ the presentation of the desired peptide on the surface of the cell for the Killer T Cells to recognize and kill. This totally novel system creates a four-fold increase in antigen presentation and in current studies in smallpox has shown to be working very well. We own this technology exclusively and believe that it has unlimited application in oncology and infectious diseases not only in our own platforms but can be applied to many others via licensing. Ideal candidates include Provenge, Yervoy and many more.

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

Our new laboratories and offices at 1551 Eastlake Avenue, Seattle, enabled our scientific team to access a wide array of functioning core labs and shared equipment relevant to all aspects of development of our gene-based product candidates. In these labs TapImmune staff discovered and started the development of our Polystart™ nucleic acid-based expression vector technology and have begun to move it towards the clinic. In addition,  we now have the capabilities to produce and test a range of proprietary Polystart™ -based expression vectors for both cancer and infectious disease and to expand our external collaborations. Importantly, the development of Polystart™ has allowed us to significantly enhance our intellectual property portfolio.

We continue to leverage considerable resources through our external collaborations. In 2013 we had to downsize our in-house technical team due to resource constraints. We plan to enhance our technical team in 2014 under the leadership of Dr. Bob Florkiewicz. Bob has held academic and biotech positions over a career spanning 25 years, including Scientific Founder of Ciblex Corporation, Bob is also a registered U.S. Patent Agent with previous in-house experience managing the Intellectual Property assets at ID Biomedical Corporation (Bothell, WA). Bob is the inventor of the Company’s Polystart™ technology. Mark Reddish is a member of the Company’s Board of Directors and serves as an Advisor in the area of product Development. Mark is a recognized leader in vaccine technology development with an impressive track record in taking leading immunotherapy products from early research through development, both in the areas of cancer vaccines and biodefense. He was formerly Vice President of Product Development and Principal Investigator, Biodefense at ID Biomedical, Bothell, WA, prior to the acquisition of the company by Glaxo SmithKline for $1.6 billion. At Biomira Inc, (renamed Oncothyreon) he was responsible for preclinical development of their cancer vaccines program.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

We are a development stage company. We recorded a net loss of $29,707,000 during the three months ended March 31, 2014 compared to $441,000 for the three months ended March 31, 2013.

Operating Expenses

Operating costs increased to $1,222,000 during the three months ended March 31, 2014 compared to $1,115,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•	Consulting fees increased slightly to $35,000 during the three months ended March 31, 2014 from $30,000 during the prior period, due to a new consulting agreement entered into in November 2013.
•
Consulting fee – stock-based increased to $686,000 during the three months ended March 31, 2014 from $68,000 during the prior period. The higher current period expense is primarily due to increased share based payments based on new agreements, to the consultants, compared to the prior period.

•
General and administrative expenses decreased to $194,000 in the three months ended March 31, 2014 from $207,000 in the prior period, with the decrease resulting from lower staffing and rental costs at the Company’ Seattle office offset by higher travel investor relations related expense in the current period.

•
Interest and finance charges decreased to $35,000 during the three months ended March 31, 2014 from $335,000 during the prior period. Current and prior period interest charges are primarily interest charges on convertible debt, which was issued in the second half of 2012 and fiscal year 2013.

•	Management fees did not change during the three months ended March 31, 2014 from the prior period due to no changes in management structure.

•
Management fees – stock-based decreased to $4,000 during the three months ended March 31, 2014 from $16,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $186,000 during the three months ended March 31, 2014 from $267,000 during the prior period, due to higher legal fees incurred relating to debt restructuring and related matters in the prior period.

•
Research and development decreased to $23,000 during the three months ended March 31, 2014 from $134,000 during the prior period. This was due to lower technology licensing fee accrued for payments due to Mayo clinic and Crucell Holland B.V. in the current period.

Our net loss for the three months ended March 31, 2014 was $29,707,000 or ($4.29) per share, compared to a net loss of $441,000 or ($0.55) per share during the prior period. The weighted average number of shares outstanding was 6,929,988 for the three months ended March 31, 2014 compared to 806,947 for the prior year.

During the quarter ended March 31, 2014, we converted approximately $5,231,950 of debt and all outstanding Preferred B shares into 14,211,684 shares of common stock. As required by US GAAP we recorded the value of these shares at fair value at the time of issuance.   As a result of the debt settlements and conversions, the Company recorded a loss on settlement of debt of $27,663,430, which is the difference between the carrying value of the debt settled and the value of the common stock issued at the time of issuance.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013

Cash reserves	$93,635	$49,000
Working capital (deficit)	$(5,505,594)	$(8,768,003)

Subject to the availability of additional financing, we intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations. At March 31, 2014, we had $94,000 of cash on hand and a working capital deficit of $5,506,000. As such, our working capital at March 31, 2014 will not be sufficient to enable us to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months.

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

Approximately $5,500,000 of debt and bridge debt has been converted into common shares.

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

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at March 31, 2014, we had accumulated losses of $85,134,000 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2014 was $373,000 compared to $454,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2014 was $Nil compared to $Nil during the prior period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2014 was $419,000 compared to $425,000 during the prior period. Current period financing consisted of proceeds from Series B preferred shares and advances from related parties while prior period financing relates to proceeds from convertible notes and advances from related parties.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

In May 2012, we issued 112,000 shares of our common stock to two consultants. We contested the validity of the issuances of this common stock based on our belief that the consultants did not perform the services agreed to under their respective consulting agreements. While we initially were able to delay the sale of the contested shares, we were not successful in clawing back the contested shares. A claim for perceived damages from Michael Gardner (one of the consultants) suffered as a result of our contesting the issuances under the consulting agreements has been filed in the Supreme Court of New York. He has based his claim for damages on the difference between market price at the time we were able to delay the sale of his shares and the market price at the time of the sale of all of his shares. As the result of a judicial decision in New York he received a bond payment of ($100,000) that the Company had used to secure a temporary restraining order against the issuance of stock to him. The company is pursuing litigation against Gardner through the American Arbitration Association.

The law firm that we used to pursue this action against the consultants had been awarded a judgment against us for $210,255 of legal fees. In the period ended March 31, 2014, we settled the judgement by issuing 1,400,000 shares of our common stock.

Item 1A.Risk Factors

Not required.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2014, we issued 14,031,151 shares of our common stock with a fair value of $31,578,129 for conversion of convertible debt, accounts payable, loan, promissory note, Series B convertible preferred shares and accrued interest in the amount of $5,378,982. In these conversions, related parties converted $721,045 of notes, accounts payable and loan into 766,444 shares of our common stock.

During the period ended March 31, 2014, we issued 199,320 shares of our common stock with a fair value of $992,900 for conversion of convertible debt and accrued interest in the amount of $163,225.

During the period ended March 31, 2014, we issued 150,000 shares of our common stock pursuant to an advisory agreement. The fair value of the shares was determined to be approximately $337,500 as on February 20, 2014.

In April 2014, we issued 15,000 shares of our common stock in exchange for investor relation services.

In April and May 2014, we converted $328,419 of debt into 308,236 shares of our common stock.

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

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not Applicable.

Item 5.Other Information

None.

Item 6.Exhibits

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

Exhibit 101
101.INS - XBRL Instance Document (1)
101.SCH - XBRL Taxonomy Extension Schema Document (1)
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB - XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1)  IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: May 20, 2014.