Form 10-Q
period 2014-06-30
TAPIMMUNE INC
filed 2014-08-18
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014

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

Yes  ☐   No  ☒

As of August 15, 2014, the Company had 19,083,190 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Description	Page

Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013	3

Interim Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2014 (Unaudited)	4

Interim Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 and for the Period from July 27, 1999 (Date of Inception) to June 30, 2014 (Unaudited)	5

Notes to the Interim Consolidated Financial Statements (Unaudited)	6

TAPIMMUNE INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$20,647	$48,589
Prepaid expenses and deposits	15,004	15,004
Deferred financing costs (Note 5)	-	13,439

	$35,651	$77,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities (Note 12)	$1,212,541	$3,778,401
Research agreement obligations (Note 3)	492,365	492,365
Derivative liability – conversion option (Note 4)	-	582,300
Derivative liability – warrants (Note 4)	298,459	140,504
Convertible notes payable (Note 5)	356,950	3,161,977
Loans payable (Note 6)	18,000	42,200
Promissory notes (Note 7)	67,942	277,942
Due to related parties (Note 8)	152,000	369,346
	2,598,257	8,845,035

Stockholders’ Deficit
Capital stock (Note 9)
Common stock, $0.001 par value, 500,000,000 shares authorized
16,806,569 shares issued and outstanding (2013 – 1,465,711)	160,021	144,672
Additional paid-in capital	81,222,424	46,287,544
Shares to be issued	493,875	284,750
Deficit accumulated during the development stage	(84,380,385)	(55,426,635)
Accumulated other comprehensive loss	(58,541)	(58,334)
	(2,562,606)	(8,768,003)

	$35,651	$77,032

COMMITMENTS AND CONTINGENCIES (Notes 1, 3, 5 and 11)
SUBSEQUENT EVENTS (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		July 27, 1999 (inception) to June 30,
	2014	2013	2014	2013	2014

EXPENSES
Consulting fees	$56,320	$36,367	$91,340	$66,367	$2,497,907
Consulting fees – stock-based (Note 9)	105,325	15,956	791,575	83,768	8,915,051
Depreciation	-	-	-	-	213,227
General and administrative	109,377	88,114	303,715	295,432	4,809,262
Interest and finance charges (Note 4)	32,553	291,212	67,822	626,100	7,289,471
Management fees (Note 8)	58,500	58,500	117,000	117,000	3,455,303
Management fees – stock-based (Notes 8 and 9)	3,750	11,926	7,500	27,489	4,503,487
Professional fees	122,602	118,658	308,842	385,288	6,570,279
Research and development (Note 8)	22,500	54,398	45,000	188,778	7,675,229
Research and development – stock-based	-	-	-	-	612,000
	510,927	675,131	1,732,794	1,790,222	46,541,216

LOSS BEFORE OTHER ITEMS	(510,927)	(675,131)	(1,732,794)	(1,790,222)	(46,541,216)

OTHER ITEMS
Foreign exchange (loss) gain	-	(6,637)	-	5,896	51,583
Changes in fair value of derivative liabilities (Note 4)	352,834	781,321	14,537	1,878,489	5,865,186
Accretion of interest on convertible
debt	(8,660)		(492,296)		(1,603,127)
Loss on debt financing		(96,000)	-	-	(1,373,263)
Gain (loss) on settlement of debt (Note 9)	920,233	(874,358)	(26,743,197)	(1,310,400)	(40,994,043)
Loss on lawsuit	-	-	-	-	(103,950)
Gain on extinguishment of derivative liabilities - warrants (Note 4)	-	-	-	-	290,500
Interest income	-	-	-	-	33,344
Loss on disposal of assets	-	-	-	-	(5,399)

NET INCOME (LOSS)	$753,480	$(870, 805)	$(28,953,750)	$(1,312,237)	$(84,380,385)
Other comprehensive income (loss)
Foreign exchange translation adjustment	1,042	4,647	(207)	3,205	(58,541)
TOTAL COMPREHENSIVE INCOME (LOSS)	$754,522	$(866,158)	$(28,953,957)	$(1,309,032)	$(84,438,926)

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.05	$(0.87)	$(2.57)	$(1.45)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,523,016	1,000,881	11,250,240	904,450

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Period from July 27, 1999 (inception) to June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,953,750)	$(1,312,237)	$(84,380,385)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	-	-	213,228
Non-cash loss on debt financing	-	96,000	1,373,263
Changes in fair value of derivative liabilities	(14,537)	(1,878,489)	(5,865,186)
Loss on settlement of debt	26,743,197	1,310,400	40,994,043
Gain on extinguishment of derivative liabilities - warrants	-	-	(290,500)
Loss on disposal of assets	-	-	5,399
Non-cash interest and financing charges	492,296	-	7,071,626
Stock based compensation	799,075	111,257	14,046,788
Changes in operating assets and liabilities:
Due from government agency	-	-	(1,055)
Prepaid expenses and deposits	-	(103,950)	(39,004)
Deferred financing costs	-	17,307	11,810
Accounts payable and accrued liabilities	322,277	1,063,734	8,400,435
Research agreement obligations	-	76,367	710,496
NET CASH USED IN OPERATING ACTIVITIES	(611,442)	(619,611)	(17,749,042)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net	583,000	235,951	11,443,575
Convertible notes, net	-	236,000	2,851,906
Proceeds from loans payable	500	-	460,700
Notes and loans payable	-	-	919,845
Advances from (to) related parties	-	159,000	1,768,916
Repayment of convertible debentures	-	-	(20,000)
Stock subscriptions	-	-	140,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	583,500	630,951	17,564,942

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	-	-	(218,626)
Cash acquired on reverse acquisition	-	-	423,373
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	204,747

INCREASE (DECREASE) IN CASH	(27,942)	11,340	20,647
CASH, BEGINNING OF PERIOD	48,589	33,839	-
CASH, END OF PERIOD	$20,647	$45,179	$20,647

Supplemental cash flow information and non-cash investing and financing activities: (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
(A Development Stage Company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at June 30, 2014, the Company had a working capital deficiency of $2,562,606 and has incurred significant losses since inception in the development of its business. Further losses are anticipated in the development stage raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund clinical trials, ongoing research and development, maintenance and protection of patents, and ultimately on generating future profitable operations. Planned expenditures relating to current and future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

There is no certainty that the Company will be able to arrange sufficient funding to continue development of products to marketability.

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

NOTE 3:RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement

Effective August 7, 2003, Crucell and the Company’s subsidiary GPI entered into a five-year research license and option agreement. In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. As at June 30, 2014, the Company accrued $492,365 (€378,384) under the amended agreement.

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

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the warrants and conversion options issued with the convertible notes during the year ended December 31, 2013. At June 30, 2014, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

	December 31, 2013				June 30, 2014
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	0.85 to 2.78	0.13% to 0.78%	0.00%	199%	0.35 to 2.28	0.04% to 0.47%	0.00%	199%

	December 31, 2013				June 30, 2014
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Conversion option	0.16 to 0.53	0.04% to 0.10%	0.00%	199%	Nil	Nil	Nil	Nil

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of June 30, 2014
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$298,459	-	-	$298,459	$298,459
Total	$298,459	-	-	$298,459	$298,459

	As of December 31, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$140,504	-	-	$140,504	$140,504
Derivative liability – conversion option	582,300	-	-	582,300	582,300
Total	$722,804	-	-	$722,804	$722,804

The table below provides a summary of the changes in fair value, including net transfers, in and/or out, of financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the Six Months Ended June 30, 2014 and the year ended December 31, 2013:

	Fair Value Measurements Using Level 3 Inputs
	Derivative liability - warrants	Derivative liability – conversion option	Total
Balance, December 31, 2012	977,086	867,575	1,844,661
Additions during the year	206,000	810,500	1,016,500
Total unrealized (gains) or losses included in net loss	(1,042,582)	(1,095,775)	(2,138,357)
Balance, December 31, 2013	140,504	582,300	722,804
Total unrealized (gains) or losses included in net loss	157,955	(582,300)	(424,345)
Balance, June 30, 2014	$298,459	$-	$298,459

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

NOTE 5: CONVERTIBLE NOTES PAYABLE

The following is a summary of debt instrument transactions that are relevant to the current period:

	Face Value	Principal Repayment/ Settlement/Re-issued	Unamortized Note Discount	Balance at June 30, 2014

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$980,830	$980,830	$-	$-

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	215,000	-	-

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	30,000	-	-

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	27,500	-	-

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	20,000	-	-

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	-	340,000

November 20, 2012 Convertible Note
Note due November 20, 2013	10,748	10,748	-	-

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	50,000	-	-

January 5, 2013 Convertible Notes	452,729	452,729	-	-

February 27, 2013 Convertible Note
Note due February 27, 2014	58,500	58,500	-	-

April / May / November, 2013 Convertible Notes	150,101	150,101	-	-

April 18, 2013 Convertible Note
Note due December 18, 2013	31,688	31,688	-	-

May 2, 2013 Convertible Notes	50,000	50,000	-	-

May 14, 2013 Convertible Note
Note due May 14, 2014	126,000	126,000	-	-

June 27, 2013 Convertible Note
Note due June 27, 2014	37,620	20,670	-	16,950

June 19, 2013 Convertible Note
Note due June 19, 2014	32,000	32,000	-	-

July 12, 2013 Convertible Note
Note due July 12, 2014	125,000	125,000	-	-

October, 2013 Convertible Notes
Notes due in April, 2014	55,000	55,000	-	-

November, 2013 Convertible Notes
Notes due in May, 2014	80,000	80,000	-	-

December, 2013 Convertible Notes I
Notes due May, 2014	250,000	250,000	-	-

December, 2013 Convertible Notes II
Notes due May, 2014	536,400	536,400	-	-

Total	$3,659,116	$3,302,166	$-	$356,950

The following is a summary of debt instrument transactions for the year ended December 31, 2013:

	Face Value	Principal Repayment/ Settlement/Re-issued	Unamortized Note Discount	Balance at December 31, 2013

February 2011 Secured Convertible Notes
Senior Secured Notes, due February 24, 2014	$1,184,694	$203,836	$20,083	$960,775

April 2011 Secured Convertible Notes
Senior Secured Notes, due April 4, 2014	215,000	-	8,835	206,165

June 2011 Secured Convertible Note
Senior Secured Notes, due June 6, 2014	30,000	-	1,189	28,811

August 8, 2012 Convertible Note
Note due August 8, 2013	111,430	111,430	-	-

August 12, 2012 Convertible Note
Note became due November 12, 2012	27,500	-	-	27,500

August 20, 2012 Convertible Note
Note due August 20, 2013	20,000	-	-	20,000
September 18, 2012 Convertible Note
Note due October 1, 2013	82,500	82,500	-	-

October 2012 Convertible Note
Note due October 15, 2013	340,000	-	-	340,000

October 9, 2012 Convertible Notes	100,000	100,000	-	-
Note due April 30, 2013

November 1, 2012 Convertible Note
Note due April 30, 2013	31,471	31,471	-	-

November 20, 2012 Convertible Note
Note due November 20, 2013	55,710	44,962	-	10,748

December 14, 2012 Convertible Note
Note due April 18, 2013	189,210	189,210	-	-

December 18, 2012 Convertible Note
Note due December 14, 2013	50,000	-	-	50,000

January 5, 2013 Convertible Notes	567,729	115,000	-	452,729

January 31, 2013 Convertible Notes	24,135	-	-	24,135

February 27, 2013 Convertible Note
Note due February 27, 2014	58,500	-	8,819	49,681

April 2, 2013 Convertible Notes	80,967	-	-	80,967

April 18, 2013 Convertible Note
Note due December 18, 2013	60,000	28,312	-	31,688

May 2, 2013 Convertible Notes	50,000	-	-	50,000

May 5, 2013 Convertible Notes	45,000	-	-	45,000

May 14, 2013 Convertible Note
Note due May 14, 2014	126,000	-	46,258	79,742

June 27, 2013 Convertible Note
Note due June 27, 2014	37,620	-	17,515	20,105

June 19, 2013 Convertible Note
Note due June 19, 2014	115,000	83,000	8,217	23,783

July 12, 2013 Convertible Note
Note due July 12, 2014	125,000	28,200	57,200	39,600

October, 2013 Convertible Notes
Notes due in April, 2014	94,444	-	56,044	38,400

November, 2013 Convertible Notes
Notes due in May, 2014	80,000	-	52,996	27,004

December, 2013 Convertible Notes I
Notes due May, 2014	277,222	-	258,478	18,744

December, 2013 Convertible Notes II
Notes due May, 2014	536,400	-	-	536,400

Total	$4,715,532	$1,017,921	$535,634	$3,161,977

February 2011 Secured Convertible Notes

During the period ended June 30, 2014, the investors converted the principal amount of $980,858 and accrued interest of the February 2011 Notes into 1,593,850 common shares (Note 9).

April 2011 Secured Convertible Notes

During the period ended June 30, 2014, the investors converted the principal amount of $215,000 and accrued interest of the April 2011 Notes into 349,375 common shares (Note 9).

June 2011 Secured Convertible Note

During the period ended June 30, 2014, the investor converted the principal amount of $30,000 and accrued interest of the June 2011 Note into 48,750 common shares (Note 9).

August 8, 2012 Convertible Note

During the year ended December 31, 2013, the investor converted the principal amount of $111,430 and accrued interest of the August 8, 2012 Note into 20,500 common shares.

August 12, 2012 Convertible Note

During the period ended June 30, 2014, the investor converted the principal amount of $27,500 and accrued interest of the August 12, 2012 Note into 37,500 common shares (Note 9).

August 20, 2012 Convertible Note

During the period ended June 30, 2014, the investor converted the principal amount of $20,000 and accrued interest of the August 20, 2012 Note into 30,000 common shares (Note 9).

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

During the period ended June 30, 2014, the investor converted the remaining $10,748 of the November 20, 2012 Note and accrued interest into 20,472 common shares (Note 9).

December 14, 2012 Convertible Note

During the year ended December 31, 2013, the investor converted the remaining balance of the note and accrued interest of $189,210 on the December 14, 2012 Note into 31,763 common shares.

December 18, 2012 Convertible Note

During the period ended June 30, 2014, the investor converted the December 18, 2012 Note and accrued interest into 68,750 common shares (Note 9).

January 5, 2013 Convertible Notes

On January 5, 2013, the Company exchanged amounts due to a consultant and related parties into convertible notes (the “January 5, 2013 Notes”) with no terms of repayment and no interest charges in the aggregate principal amount of $567,729, of which, $330,000 was due to related parties.

In July, 2013, the consultant assigned $115,000 of the convertible note to a third party with amendments to adjustment of conversion price ratified by the Company.

During the period ended June 30, 2014, the investors converted the balance of the January 5, 2013 Notes and accrued interest into 543,636 common shares (Note 9).

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

During the period ended June 30, 2014, the investors converted the January 31, 2013 Note and accrued interest into 40,551 common shares (Note 9).

February 27, 2013 Convertible Note

During the period ended June 30, 2014, the investor converted the February 27, 2013 Note and accrued interest into 38,170 common shares (Note 9).

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

During the period ended June 30, 2014, the investor converted the notes and accrued interest into 210,233 common shares (Note 9).

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

During the period ended June 30, 2014, the investor converted the balance of $31,688 and accrued interest into 46,443 common shares (Note 9).

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

During the period ended June 30, 2014, the investor converted the May 2, 2013 Note into 350,000 common shares (Note 9).

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

The Company has allocated the net proceeds to the conversion option and warrants based on the calculated fair values. The fair value of the conversion option was recorded at $62,678 and fair value of the warrants was recorded as $52,322 recognized as a derivative liabilities and the debt was recorded at $nil. The fair value of the conversion option was calculated using the Black Scholes option pricing model under the following assumptions: estimated life of four years, risk free rate of 0.4%, dividend yield of 0% and volatility of 161%.

During the period ended June 30, 2014, the investor converted the May 14, 2013 Note and accrued interest into 157,500 common shares (Note 9).
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

During the period ended June 30, 2014, the investor converted $20,670 of the June 27, 2013 Note into 22,830 common shares (Note 9).

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

During the period ended June 30, 2014, the third party converted balance of $32,000 and accrued interest into 40,000 common shares (Note 9).

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

During the period ended June 30, 2014, the investor converted the July 12, 2013 Note and accrued interest into 156,250 common shares (Note 9).

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

During the period ended June 30, 2014, the investors converted the October, 2013 Note into 385,000 common shares (Note 9).

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

During the period ended June 30, 2014, the investors converted the November, 2013 Notes into 560,000 common shares (Note 9).

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

During the period ended June 30, 2014, the investors converted the December, 2013 Notes I into 1,750,000 common shares (Note 9).

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

During the period ended June 30, 2014, the investors converted the December, 2013 Notes II into 1,093,900 common shares (Note 9).

For the period ended June 30, 2014, the Company recorded accretion of debt discount of $492,296 for the convertible notes.

NOTE 6:LOANS PAYABLE

As at June 30, 2014, there were unsecured loan advances in the amount of $18,000 (December 31, 2013 - $42,200) which are due on demand. Certain of the loans bear interest of 10% per annum. During the period ended June 30, 2014, investors converted $21,500 and a related party converted $2,700 of the loan into common shares of the Company as part of their total debt settlements.

NOTE 7:PROMISSORY NOTE

The Company has outstanding promissory notes in the amount of $67,942, of which $38,000 of promissory notes are from an officer and a director of the Company (Note 8). The promissory notes bear no interest charges and have no fixed repayment terms.

During the year ended December 31, 2013, the Company converted $210,000 of accounts payable into a promissory note.

During the period ended June 30, 2014, the note holder converted outstanding principal and accrued interest into 1,400,000 post reverse stock split common shares. The fair value of the shares was determined to be $3,150,000 and the Company recorded a loss on settlement of debt of $2,912,034.

NOTE 8:RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2014, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $117,000 (June 30, 2013 - $178,500) in management fees and $45,000 (June 30, 2013 - $33,000) in research and development services paid or accrued to officers and directors during the period;

(b)	recorded $7,500 (June 30, 2013 - $14,925) in stock based compensation for the fair value of options granted to management and consultants that were granted and or vested during the period;

(c)	converted $721,045 (June 30, 2013 - $nil) of debt due to related parties during the period, which were settled with shares (Note 9).

(d)	converted $nil (June 30, 2013 - $567,729) of payable into convertible notes to officers, consultant and a director of the Company (Note 5).

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

At June 30, 2014, the Company had amounts owing to directors and officers of $152,000 (December 31, 2013 - $369,345) in fees and $nil (December 31, 2013 - $370,200) in loans and other advances. All amounts due to related parties are unsecured, non-interest bearing and have no specific terms of repayment.

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

On January 10, 2014, the Company completed a reverse stock split thereby issuing 1 new share for each 100 outstanding shares of the Company’s common stock and amending the Company’s Articles of Incorporation to increase the authorized shares of common stock from 150,000,000 shares of common stock to 500,000,000 shares.

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

2014 Share Transactions

During the period ended June 30, 2014, the Company received subscription proceeds of $418,000 for 418,000 shares of Series B Convertible Preferred Stock. In February 2014, the 418,000 shares of Series B Convertible Preferred Stock were converted into 2,926,000 shares of common stock as per the terms described above.

During the period ended June 30, 2014, the Company issued 11,088,081 shares of its common stock with a fair value of $24,952,358 for conversion of convertible debt, accounts payable, loan, promissory note, and accrued interest in the amount of $4,960,982. In these conversions, related parties converted $721,045 of notes, accounts payable and loan into 766,444 shares of the Company’s common stock.

During the period ended June 30, 2014, the Company issued 58,787 shares of its common stock with a fair value of $151,821 for legal services.

During the period ended June 30, 2014, the Company issued 150,000 shares of its common stock pursuant to an advisory agreement with a fair value of $337,500.

During the period ended June 30, 2014, the Company issued 145,000 shares of its common stock pursuant to agreements with a fair value of $761,250 for settlement of accrued liability of $355,950.

During the period ended June 30, 2014, the Company agreed to issue 12,500 shares of its common stock pursuant to an agreement with a fair value of $58,750. The shares have not yet been issued.

During the period ended June 30, 2014, the Company issued 845,075 shares of its common stock pursuant to settlement agreements with a creditor with a fair value of $2,981,231.

During the period ended June 30, 2014, the Company issued 81,472 shares of its common stock with a fair value of $211,658 for conversion of convertible debt and accrued interest in the amount of $86,243.

During the period ended June 30, 2014, the Company issued 46,443 shares of its common stock with a fair value of $204,349 for conversion of convertible debt and accrued interest in the amount of $32,510.

During the period ended June 30, 2014, the Company received subscription proceeds of $165,000 for 165,000 units. Each unit consists of one common share and one share purchase warrant exercisable at $2.50 for a period of 3 years.

The Company records shares issued for non-cash consideration or on conversion of debt at the fair value. As a result of the above settlements and conversions, the Company recorded a loss on settlement of debt of $26,743,197.

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

The expensed portion of the value of the vesting options during the Six Months Ended June 30, 2014 was $3,750 (June 30, 2013 - $29,894) which was recorded as stock based consulting and management fees. During the period, stock-based consulting and management fees also includes share based compensation.

Share purchase options

A summary of the Company’s stock options as of June 30, 2014 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2012	65,430	$18.00	6.05
Issued	-	-	-
Cancelled/Forfeited	-	-	-

Balance, December 31, 2013	65,430	18.00	6.05
Issued	-	-	-
Cancelled/Forfeited	-	-	-
Balance, June 30, 2014	65,430	$18.00	4.55

At June 30, 2014, the intrinsic value of the vested options was equal to $nil (2013 - $nil).

A summary of the status of the Company’s unvested options as of June 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2013	1,111	$18.00
Granted	-	-
Vested	(417)	18.00
Cancelled	-	-

Unvested, June 30, 2014	694	$18.00

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

A summary of the Company’s share purchase warrants as of June 30, 2014 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2012	169,087	$39.00	2.19
Issued	67,667	5.84	4.16
Exercised	(30,000)	25.00	-
Extinguished or expired	(57,302)	39.72	-
Balance, December 31, 2013	149,452	25.85	2.76
Issued	100,000	4.00	4.72
Exercised	-	-	-
Extinguished or expired	(15,167)	-	-
Balance, June 30, 2014	234,285	$15.61	2.98

NOTE 10:SUPPLEMENTAL CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended June 30, 2014
	Number of Shares	Amount
		$
Shares issued for services	203,787		507,771
Shares issued pursuant to an advisory agreement	150,000		337,500
Shares issued pursuant to debt settlement	14,985,354		34,389,349

	Six Months Ended June 30, 2013
	Number of Shares	Amount
		$
Shares issued pursuant to consulting arrangements	350,000		38,935
Shares issued pursuant to debt settlement	18,464,921		510,572
Shares issued pursuant to notes conversion	14,733,733		561,687
All the above share transactions have been retroactively restated for the reverse stock split described in Note 9.

See Notes 5 and 9 for additional disclosure on non-cash transactions.

	Period Ended June 30,
	2014	2013

Interest paid in cash	$-	$-
Income taxes paid	$-	$-

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

Management Services Agreement

In February 2011, the Company approved an employment agreement with Dr. Wilson with an initial term of 2 years, which may be automatically extended for successive one-year terms. This employment agreement provides for annual compensation of $180,000 and the grant of an option to acquire 20,000 shares of the Company’s common stock at $19.00 per share, 50% of which vested on March 16, 2011, and the remainder vested monthly over a period of two years (417 per month). The options shall be exercisable for at least five years.

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

In November 2013, the Company entered into an advisory agreement with Consultant A to provide expertise in the areas of finance, corporate restructuring and corporate development to the Management and Board of TapImmune for a one year term. The advisory agreement provides for an advisory fee of $10,000 per month from November 2013 to May 2014 for six months, extendable for additional six months subject to mutual agreement. The Company will also grant 250,000 shares to the consultant post restructuring of the Company’s debt, of which the Company issued 150,000 common shares during the period ended June 30, 2014 (Note 9).

In February, 2014, the Company entered into a one year media and investor relations service contract with a consultant. The contract provides for the Company to make a $100,000 payment on signing of the contract (paid) and 200,000 shares of restricted common stock, of which 100,000 were issued immediately and an additional 100,000 restricted common stock within 10 business days upon the Company’s successful listing on NASDAQ or NYSE MKT exchange.

NOTE 12:ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities

	June 30, 2014		December 31, 2013
	$		$

Trade accounts payable		940,459		1,450,083
Debt settlement accruals		-		1,348,663
Accrued liabilities		135,994		201,334
Employee payroll and severance		27,541		220,290
Accrued interest		108,547		558,032
		1,212,541		3,778,401

NOTE 13:SUBSEQUENT EVENTS

In July 2014, certain debt holder converted $16,950 of debt into 19,371 shares of common stock of the Company.

In August 2014, the Company issued 26,250 shares of common stock in exchange for $26,250 of services.

In August 2014, the Company issued 120,000 shares of common stock and warrants to purchase 120,000 shares of common stock to its President and CEO in exchange for the conversion due but unpaid compensation of $120,000.

In August 2014, the Company received subscription proceeds of $100,000 for 100,000 units. Each unit consists of one common share and one share purchase warrant exercisable at $2.50 for a period of 3 years. The Company issued an aggregate of 265,000 shares of common stock and warrants, of which, 165,000 shares and warrants were issued for the subscription proceeds received during the period ended June 2014 (Note 9).

In August 2014, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company issued an aggregate of 1,886,792 units, with each unit consisting of a share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock at a purchase price of $1.06 per unit, for aggregate gross proceeds of $2 million. The warrants have an exercise price of $1.17 per share and have a term of exercise equal to five years from the date of issuance of the warrants. The Company intends to use the net proceeds from the offering for general corporate purposes, including clinical trial expenses and research and development expenses.

The Company agreed to pay cash fee for placement agent and financial advisory services equal to 7% of the gross proceeds of the offering and to issue warrants to purchase 5% of the aggregate number of shares of common stock sold in the offering to the placement agent. The placement agent warrants have an exercise price of $1.325 per share and shall expire on July 29, 2019.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the six months ended June 30, 2014 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2013.

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

While further testing and research is required, we believe that our platform technology PolyStart is a significant advance in vaccine development and could be applied to almost any vaccine current or in development. This would include in acute outbreaks like the recent Ebola outbreak in west Africa.

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

Over the past three quarters, we have raised additional working capital to fund and progress our operations and continued to significantly restructure our balance sheet and capital structure and  we have reduced our stockholders’ deficit by $6.2 million since year end. We believe that we have made good progress with the resources available to us. With the start of clinical programs and our focus on securing non-dilutive financing from a number of sources, management is confident that our current pathway will secure longer term capital to finance and accelerate our activities. On August 11,  we announced a $2 million registered direct offering with two institutional investors, giving us confidence in our ability to continue strengthen the balance sheet and fund our operations and clinical programs. The transaction closed on August 14th 2014. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program generates data and as we embrace additional collaborations with leading institutions and corporations.

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

With the required funding in place, we will continue to support our infectious disease programs and collaborations with the Mayo Clinic and will also continue to look to non-dilutive financing to fund infectious disease projects.

Management also believes that our Polystart™ expression vector approach will provide a flexible and unique platform for the creation of new vaccines that can rapidly respond to emerging viral threats/bioterrorism in addition to enhancing the efficacy of current vaccines in the treatment of infectious disease including the recently much needed Ebola vaccines in development. If successful, this platform technology would be a significant advance in vaccine development and it will be a key business development strategy to pursue additional partnerships and joint research and/or development ventures with vaccine manufacturers and pharmaceutical companies to bring new and improved vaccines to market. In addition to a broad range of oncological treatments, this strategy includes the development of vaccines for pandemic diseases and for bioterrorism threats. Management believes that our adjuvant will increase the potency of many of the currently available vaccines and lead to the creation of better, more effective new vaccines, thereby allowing us to participate in this large market through novel new products and in combination with existing vaccines.

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

We plan to develop or out-license our technologies for the creation of enhanced anti-viral vaccines, such as for smallpox and other viral diseases. In our smallpox collaboration, scientists at the Mayo Clinic have completed small animal studies in respect of a novel set of vaccinia virus peptide antigens,. The subsequent regulatory pathway for this product is to use the FDA’s “Animal Efficacy Rule” for completion of efficacy studies in primates followed by Phase I clinical studies on vaccine safety. We anticipate that we will complete these studies with a strategic partner involved in the Biodefense space.

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

On July 24, 2010, we signed a Research and Technology License Option Agreement with the Mayo Foundation for Medical Education and Research, Rochester, MN, to evaluate novel smallpox peptide antigens. The Agreement grants TapImmune an exclusive worldwide option to become the exclusive licensee of the smallpox vaccine technology after research studies have been completed under the terms of the agreement.  Small animal studies have been completed with identification of several peptide antigens which could form the basis of a new vaccine for potential stockpiling. Completion of these studies has triggered the decision to convert the Option into a Licensing Agreement and licensing terms are currently being negotiated.  The decision to progress into non-human primate studies will be made in Q4, 2014.

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

Restructure and Balance Sheet

After the restructuring completed in our first quarter we have continued to clean up our balance sheet with further debt reduction and capital raising activities. In this reported quarter ended June 30, 2014, we reduced our stockholders’ deficiency and liabilities by approximately $3 million to $2.5 million and by $6.2million to $2.5million since year end. These actions taken in concert with fundraising activities provide a better platform for future funding and intended listing on NASDAQ. On Aug 14, 2014, we closed a $2 million registered direct offering pursuant to an effective S-3 registration statement that gives us the ability to raise up to $38 million in additional capital as we progress our programs.

Current State of the Company

The market and investment community have supported and applauded the restructuring effort undertaken. With the support of the creditors and their agreement to convert debt to new equity we have a significantly stronger balance sheet. For the balance of 2014, we have ambitious plans to advance and deepen our pipeline as we expand operations and explore strategic business development opportunities. Following is a partial summary of the progress we made over the last six months, as well as an overview of our objectives for 2014.

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

On March 3, 2014 the company announced positive interim data on the Phase I clinical trial in Her2/neu positive breast cancer. The TPIV vaccine candidates target a significant unmet market need. They are applicable to a much larger and broader patient population than current ‘standard of care’ therapies like Herceptin by Roche, which is useful for only 15-20% of the Her2/neu Breast Cancer patient population. Herceptin is not designed to kill tumor cells; it slows tumor growth. It is a very large market as evidenced by Herceptin’s 2013 sales exceeding $6 Billion. By contrast, our vaccine is applicable to over 50% of the Her2neu patient population AND is also not limited to breast cancer as Her2/neu is also target in Colorectal and Ovarian cancer where there are very few therapeutic options.

Our Her2/neu vaccine combination is unique in that it is designed to stimulate killer T Cells and the helper T Cells that are needed to sustain the killer cells for a long lasting vaccine that kills tumor cells. Published data also supports a five-fold increase in killing efficacy compared to the development vaccine Neuvax by Galena.

TPIV100 is completing Phase 1 with Phase lb/ll FDA applications scheduled in Q4 2014.

On March 19 2014 we announced the licensing of a late stage phase l clinical program in ovarian cancer (Folate Alpha). We are very excited about the opportunity this therapeutic presents. Folate receptor alpha is expressed in nearly 50% of breast cancers and in addition, over 95% of ovarian cancers, for which the only treatment options are surgery and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for this type of cancer and survival prognosis is extremely poor after recurrence. In the US alone, there are approximately 30,000 ovarian cancer patients newly diagnosed every year. Importantly, this patient population has very few treatment options and as a result our plan is to present a Phase II advancement plan in late 2014 with an application for Orphan Drug Status. Orphan drug status is allowed by the FDA in cases where the disease affects fewer than 200,000 people in the USA and makes allowances for an accelerated regulatory process and sales of the drug for 7 years without competition.

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

Infectious Disease and National Preparedness is another very significant market and ideal therapeutic area for the TPIV vaccine conjugate. Along with novel peptides and the Polystart™ expression system the TPIV vaccine platform can address multiple infectious disease s as well as pandemic and biodefense threats. Our current Smallpox vaccine study at Mayo Clinic has already shown significant benefits over the current vaccine stockpile. The last DHHS/BARDA contract for a smallpox vaccine stockpile contract was worth $3 Billion. (http://www.dddmag.com/news/2011/02/siga-track-billion-dollar-smallpox-contract)

On August 7th, we announced that a new grant funded Phase I clinical study on the safety and Immunogenicity of folate receptor alpha peptide vaccine in patients with advanced stage epithelial ovarian cancer has started at the Mayo Clinic, Rochester, MN. The folate receptor alpha peptides being used in this study are the same ones that are being used in a current Phase I study in breast and ovarian cancer. Folate receptor alpha is over a 100 fold elevated in 90% of ovarian cancer cells and is thus an excellent target for immunotherapy.

In this new trial the folate alpha receptor peptides are loaded on to the patients’ own dendritic cells. Dendritic cells (DCs) are often called 'nature's adjuvants' and thus have become an essential target in efforts to generate therapeutic immunity against cancer. Dendritic cell vaccination aims to induce tumour-specific effector T cells (eg, IL 17 secreting T Cells) that can reduce tumor mass specifically and induce immunological memory to control disease relapse. The trial has been funded by a grant to the Mayo Clinic and is currently recruiting patients. Details of this trial can be found at www.clinicaltrials.gov under clinical trial NCT02111941.

Upcoming 2014 milestones include:

•	Additional interim data on immune responses in the Her2/neu trial.
•	Initial interim data on the Folate Alpha trial in breast and ovarian cancer.
•	Final data on pre-clinical small animal studies in smallpox at Mayo Clinic and decision on advancement to non-human primates and license deal and partnering opportunities.
•	Potential Uplisting to NASDAQ in 2014

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

We continue to leverage considerable resources through our external collaborations. On June 12, 2014, our collaborator Dr Keith Knutson agreed to take a position as the Chair of our Scientific Advisory Board. Dr Knutson joined the Vaccine and Gene Therapy Research Institute of Florida in 2013 as Research Program Director in Oncology and a Full Member of the Institute. He retains an adjunct position at the Mayo Clinic that maintains oversight and analysis of the Phase I clinical trial in HER2/neu breast cancer.

With respect to the broader market, a major driver and positive influence on our activities has been the emergence and general acceptance of the potential of a new generation of immunotherapies that promise to change the standard of care for cancer highlighted by several billion dollar acquisitions and IPOs this year. We believe that through our combination of technologies, we are well positioned to be a leading player in this emerging market. It is important to note that many of the late stage immunotherapies currently in development do not represent competition to our programs, but instead offer synergistic opportunities to partner our Polystart™ and/or TAP expression systems. Thus, the use of naturally processed T-cell antigens discovered using samples derived from cancer patients plus our Polystart™ expression technology to improve antigen presentation to T-cells could not only produce an effective cancer vaccines in its own right but also to enhance the efficacy of other immunotherapy approaches.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

We are a development stage company. We recorded a net income of $753,000 during the three months ended June 30, 2014 compared to a net loss of $871,000 for the three months ended June 30, 2013.

Operating costs decreased to $511,000 during the three months ended June 30, 2014 compared to $675,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $56,000 during the three months ended June 30, 2014 from $36,000 during the prior period, due primarily to increased business development activity during the current period.

•
Consulting fees – stock-based increased to $105,000 during the three months ended June 30, 2014 from $16,000 during the prior period. The higher current period expense is primarily due to increased share based payments to the consultants compared to the prior period.

•
General and administrative expenses increased to $109,000 in the three months ended June 30, 2014 from $88,000 in the prior period, due to higher investor relations related activities in the current period.

•
Interest and finance charges decreased to $33,000 during the three months ended June 30, 2014 from $291,000 during the prior period. Current and prior period interest charges are primarily interest accruals and accretion of debt discounts.

•
Management fees – stock-based decreased to $4,000 during the three months ended June 30, 2014 from $12,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees increased to $123,000 during the three months ended June 30, 2014 from $119,000 during the prior period, due to higher legal fees incurred relating to restructuring of the Company and other legal matters in the current period.

•
Research and development decreased to $23,000 during the three months ended June 30, 2014 from $54,000 during the prior period. This was due to lower technology licensing fee and initiation of preclinical studies in the current period.

Foreign exchange loss was $nil during the three months ended June 30, 2014 compared to a loss of $7,000 in the prior period as there were no expenses incurred in EUROs in the current period.

During the three months ended June 30, 2014, we incurred a non-cash gain on settlement of debt in the amount of $920,000.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

We recorded a net loss of $28,954,000 during the six months ended June 30, 2014 compared to $1,312,000 for the six months ended June 30, 2013.

Operating costs decreased to $1,733,000 during the six months ended June 30, 2014 compared to $1,790,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•	Consulting fees increased to $91,000 during the six months ended June 30, 2014 from $66,000 during the prior period, due primarily to increased business development activity in the current period.
•
Consulting fee - stock-based increased to $792,000 during the six months ended June 30, 2014 from $84,000 during the prior period. The higher current period expense is primarily due to increased share based payments to the consultants compared to the prior period.

•
General and administrative expenses increased slightly to $304,000 in the six months ended June 30, 2014 from $295,000 in the prior period, due to higher investor relations related activities in the current period.

•
Interest and finance charges decreased to $68,000 during the six months ended June 30, 2014 from $626,000 during the prior period. Current and prior period interest charges are primarily accretion of convertible debt notes.

•
Management fees – stock-based decreased to $8,000 during the six months ended June 30, 2014 from $27,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees decreased to $309,000 during the six months ended June 30, 2014 from $385,000 during the prior period, due to lower legal fees incurred relating to debt issuance and other legal matters in the current period.

•
Research and development decreased to $45,000 during the six months ended June 30, 2014 from $189,000 during the prior period. This was due to lower technology licensing fee and initiation of preclinical studies in the current period.

During the six months ended June 30, 2014, we incurred a non-cash loss on settlement of debt in the amount of $26,743,197.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Cash reserves	$ 20,647	$ 49,000
Working capital (deficit)	$ (2,562,606)	$ (8,768,003)

Subject to the availability of additional financing, we intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations. At June 30, 2014, we had $21,000 of cash on hand and a working capital deficit of $2,563,000. In August 2014, we raised approximately $1.92 million in private and brokered placements.

At December 31, 2013, the Company had a working capital deficiency of $8,768,000. In an effort to address this deficiency, management undertook the Reverse Stock Split with three goals in mind: (i) reduce the company’s debt by creating a capital structure that would be attractive enough to the then debt-holders of the company to entice them to convert into shares of the company; (ii) position the company so that upon a successful capital raise it could up-list on a NASDAQ market; (iii) create a capital structure, by increasing the authorized number of shares, which would allow the company to make acquisitions or raise additional capital or both.

After the reverse stock split, debt settlement conversions and raising equity in 2014, there are approximately 19,100,000 shares outstanding, providing us with 480,900,000 authorized but unissued shares of common stock to proceed with additional capital raises through the sale of common stock.

Approximately $6,000,000 of debt and bridge debt has been converted into common shares.

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

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2014 was $611,000 compared to $620,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2014 was $Nil compared to $Nil during the prior period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2014 was $584,000 compared to $631,000 during the prior period. Current period financing consisted of proceeds from Series B preferred shares, private placements and advances from related parties while prior period financing relates to proceeds from convertible notes and advances from related parties.

At June 30, 2014, we had 65,430 stock options and 234,285 share purchase warrants outstanding. The outstanding stock options had a weighted average exercise price of $18.00 per share, with the warrants having a weighted average exercise price of $15.61 per share. Accordingly, as of June 30, 2014, the outstanding options and warrants represented a total of 299,714 shares issuable for proceeds of approximately $6,190,000 if these options and warrants were exercised in full. The exercise of these options and warrants is completely at the discretion of the holders. There is no assurance that any of these options or warrants will be exercised.

As of June 30, 2014, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next 24 months, which are expected to be in the range of $7,500,000 assuming a single Phase 1 clinical trial.

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at June 30, 2014, we had accumulated losses of $84,380,000 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following the filing of a claim from TapImmune against Mr. Gardner an arbitrator at The International Center for Dispute Resolution International Arbitration Tribunal found that Mr. Gardner deceived TapImmune, made numerous false representations, did not fully provide the services he was hired to perform and did not intend to perform them at the time he was hired. Any counterclaims by Mr. Gardner were denied in all respects. Mr. Gardner was ordered to pay TapImmune $196,204 plus statutory interest in the amount of 9% per year until the award is paid in full.  The Company has taken the steps to collect on the award.

The law firm that we initially used to pursue this action against the consultants had been awarded a judgment against us for $210,255 of legal fees. In the period ended June 30, 2014, we settled the judgement by issuing 200,000 of our then outstanding Series B Convertible Preferred Stock.

Item 1A.Risk Factors

Not required.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We have not issued any unregistered equity securities that we have not previously reported in a current or periodic report filed with the US Securities and Exchange Commission.

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

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: August 19, 2014.