Form 10-Q
period 2014-09-30
TAPIMMUNE INC
filed 2014-11-19
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014

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

Yes  ☐   No  ☒

As of November 17, 2014, the Company had 19,603,815 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TAPIMMUNE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$613,645	$48,589
Prepaid expenses and deposits	30,004	15,004
Deferred financing costs	-	13,439

	$643,649	$77,032

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$671,016	$3,778,401
Research agreement obligations	492,365	492,365
Derivative liability – conversion option	-	582,300
Derivative liability – warrants	83,521	140,504
Convertible notes payable	-	3,161,977
Loans payable, related party (2013 - $5,200)	-	42,200
Promissory notes	52,942	277,942
Due to related parties	-	369,346
	1,299,844	8,845,035

COMMITMENTS AND CONTINGENCIES
Stockholders’ Deficit
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of September 30, 2014	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
19,603,815 shares issued and outstanding (2013 – 1,465,712)	19,604	1,466
Additional paid-in capital	84,484,316	46,430,750
Shares to be issued	468,675	284,750
Accumulated deficit	(85,573,221)	(55,426,635)
Accumulated other comprehensive loss	(55,569)	(58,334)
	(656,195)	(8,768,003)

	$643,649	$77,032

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Operating expenses:
Consulting fees	$681,795	$57,679	$1,564,710	$207,814
General and administrative	322,742	70,466	626,457	365,898
Management fees	41,250	62,249	93,750	206,738
Professional fees	305,422	69,938	614,264	455,226
Research and development	32,500	30,000	77,500	218,778
	1,383,709	290,332	2,976,681	1,454,454

Loss from Operations	(1,383,709)	(290,332)	(2,976,681)	(1,454,454)

Other Income (Expense)
Foreign exchange (loss) gain	-	-	-	5,896
Changes in fair value of derivative liabilities	(74,062)	266,077	243,475	2,144,566
Accretion of interest on convertible debt	-	(646,765)	(492,296)	(934,261)
Interest and finance charges	(15,425)	(22,957)	(83,247)	(139,840)
Loss on debt financing	-	(104,000)	-	(200,000)
Loss on settlement of debt	(94,640)	(168,392)	(26,837,837)	(1,478,792)

Net Loss for the Period	$(1,567,836)	$(966,369)	$(30,146,586)	$(2,056,885)

Other comprehensive income (loss)
Foreign exchange translation adjustment	2,972	(1,402)	2,765	1,803
TOTAL COMPREHENSIVE (LOSS)	$(1,564,864)	$(967,771)	$(30,143,821)	$(2,055,082)
Basic and Diluted Net Loss per Share	$(0.09)	$(0.76)	$(2.27)	$(2.00)

Weighted Average Number of Common Shares Outstanding	17,310,708	1,266,188	13,292,886	1,026,354

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional			Accumulated Other
	Number of shares	Amount	Paid In Capital	Shares to be Issued	Accumulated Deficit	Comprehensive Loss	Total

Balance, December 31, 2013	1,465,712	$1,466	$46,430,750	$284,750	$(55,426,635)	$(58,334)	$(8,768,003)

Convertible notes, promissory notes, loan and accrued interest converted into common stock	14,386,030	14,395	32,235,799	-	-	-	32,250,194
Conversion of accounts payable to common stock	1,279,032	1,271	2,892,041	120,000	-	-	3,013,312
Private placement (net of finders’ fee)	2,157,042	2,157	2,095,343	-	-	-	2,097,500
Foreign exchange translation adjustment	-	-	-	-	-	2,765	2,765
Stock- based compensation	316,000	315	830,383	63,925	-	-	894,623
Net loss	-	-	-	-	(30,146,586)	-	(30,146,586)
Balance, September 30, 2014	19,603,816	19,604	84,484,316	468,675	(85,573,221)	(55,569)	(656,195)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013

Net loss	$(30,146,586)	$(2,056,885)
Adjustments to reconcile net loss to net cash from operating activities:
Non-cash loss on debt financing	-	200,000
Changes in fair value of derivative liabilities	(243,475)	(2,144,566)
Loss on settlement of debt	26,837,837	1,478,792
Accretion of interest on convertible debt	492,296	934,261
Stock based compensation	1,265,625	121,685
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(15,000)	(103,950)
Deferred financing costs	-	23,368
Accounts payable and accrued liabilities	291,359	716,371
Research agreement obligations	-	76,367
NET CASH USED IN OPERATING ACTIVITIES	(1,517,944)	(754,557)

Issuance of shares, net	2,097,500	231,651
Convertible notes, net	-	335,000
Proceeds from loans payable	500	-
Repayment of promissory notes	(15,000)	-
Advances from (to) related parties	-	159,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,083,000	725,651

INCREASE (DECREASE) IN CASH	565,056	(28,906)
CASH, BEGINNING OF PERIOD	48,589	33,839
CASH, END OF PERIOD	$613,645	$4,933

Supplemental cash flow information and non-cash investing and financing activities:

Conversion of convertible debt, accounts payable, loan, promissory notes, and accrued interest	$8,425,669	(1)	$1,219,087

(1)	The fair value of the debt converted during the nine months ended September 30, 2014 was determined to be $35,263,506.

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 1:  NATURE OF OPERATIONS

TapImmune Inc. (the “Company”), a Nevada corporation incorporated in 1992, is a biotechnology Company focusing on immunotherapy specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of oncology and infectious disease. Unlike other vaccine technologies that narrowly address the initiation of an immune response, TapImmune's approach broadly stimulates the cellular immune system by enhancing the function of killer T-cells and T-helper cells and by restoring antigen presentation in tumor cells allowing their recognition and killing by the immune system.

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2014, condensed consolidated statements of audited interim financials include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The results for the statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed balance sheet at December 31, 2013 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K.

NOTE 3:  LIQUIDITY AND FINANCIAL CONDITION

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. From inception, the Company has been funded by a combination of equity and debt financings.

The Company expects to continue to incur substantial losses over the next several years during its development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of debt and equity securities and, in the longer term, revenue from product sales.

As of September 30, 2014, the Company had cash and cash equivalents of approximately $614,000. Historically, the Company has net losses and negative cash flows from operations. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4:  SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on April 17, 2014.

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation removes all incremental financial reporting requirements for development stage entities, including the removal of reporting of the cumulative results of operations and cash flows for the period from inception to the end of the current period. The update is effective for the first annual period beginning after December 15, 2014. Early adoption is permitted, and the Company has decided to adopt this change effective with its form 10-Q filing for the period ending September 30, 2014.

NOTE 5:  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities

	September 30, 2014		December 31, 2013
	$

Trade accounts payable		589,851	1,450,083
Debt settlement accruals		-	1,348,663
Accrued liabilities		68,994	201,334
Employee payroll and severance		8,083	220,290
Accrued interest		4,088	558,032
		671,016	3,778,401

NOTE 6:  RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement

Effective August 7, 2003, Crucell and the Company’s subsidiary GPI entered into a five-year research license and option agreement. In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. As at September 30, 2014, the Company accrued $492,365 under the amended agreement.

The Company has not made use of the Crucell technology in its current work and has not asked for nor received any work product. Management intends to settle the outstanding amounts with Crucell in 2014 and formally terminate the research license.

NOTE 7:  DERIVATIVE LIABILITY - WARRANTS AND DERIVATIVE LIABILITY – CONVERSION OPTION

Determining fair value of share purchase warrants and conversion options, given the Company’s stage of development and financial position, is highly subjective and identifying appropriate measurement criteria and models is subject to uncertainty. There are several generally accepted pricing models for warrants and options and derivative provisions. The Company has chosen to value the warrants on the notes that contain ratchet down provisions using the Black-Scholes model and conversion option on the notes that contain ratchet down provisions using the Black-Scholes model under the following assumptions:

	December 31, 2013				September 30, 2014
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	0.85 to 2.78	0.13% to 0.78%	0.00%	199%	0.36 to 3.78	0.03% to 1.58%	0.00%	155.9% -199%

	December 31, 2013				June 27, 2014
	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility	Expected Life (Years)	Risk free Rate	Dividend yield	Volatility
Conversion option	0.16 to 0.53	0.04% to 0.10%	0.00%	199%	Nil	0.04%	0.00%	199%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of September 30, 2014
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$83,521	-	-	$83,521	$83,521
Total	$83,521	-	-	$83,521	$83,521

	As of December 31, 2013
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$140,504	-	-	$140,504	$140,504
Derivative liability – conversion option	582,300	-	-	582,300	582,300
Total	$722,804	-	-	$722,804	$722,804

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2014.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2014. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category  include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

	Derivative liability – conversion option	Derivative liability – warrants
Balance – December 31, 2013	$582,300	$140,504
Loss on settlement of debt	(4,400)
Change in fair value of conversion option liability	(577,900)	-
Change in fair value of warrant liability		(56,983)
Balance – September 30, 2014	$-	$83,521

NOTE 8: CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s outstanding convertible note obligations:

				Principal Balance Outstanding
Issue Date	Maturity Date	Stated Interest Rate	Conversion Terms	September 30, 2014	December 31, 2013
2/24/2011	2/24/2014	10.0%	Variable at $25.00	$-	$980,858
4/4/2011	4/4/2014	10.0%	Variable at $25.00	-	215,000
6/6/2011	6/6/2014	10.0%	Variable at $25.00	-	30,000
8/12/2012	11/12/2012	10.0%	Variable at $9.00	-	27,500
8/20/2012	8/20/2013	8.0%	Variable at $9.00	-	20,000
10/15/2012	10/15/2013	8.0%	Variable at $12.00	-	340,000
11/20/2012	11/20/2013	5.0%	Variable at $9.00	-	10,748
12/18/2012	12/14/2013	9.0%	Fixed at $10.00	-	50,000
1/5/2013	5/31/2014	None	Fixed at $8.00	-	452,729
1/31/2013	5/31/2014	None	Fixed at $4.00	-	24,135
2/27/2013	2/27/2014	5.0%	Variable at $9.00	-	58,500
4/2/2013	6/2/2013	8.0%	Fixed at $7.00	-	80,967
4/18/2013	12/18/2013	8.0%	Fixed at $7.00	-	31,688
5/2/2013	5/31/2014	10.0%	Variable at $3.44	-	50,000
5/5/2013	7/5/2013	8.0%	Fixed at $7.00	-	45,000
5/14/2013	5/14/2014	8.0%	Fixed at $6.00	-	126,000
6/27/2013	6/27/2014	5.0%	Variable at $9.00	-	37,620
6/19/2013	6/19/2014	10.0%	Variable at $9.00	-	32,000
7/12/2013	7/12/2014	8.0%	Fixed at $3.00	-	96,800
10/18/2013	4/18/2014	None	Variable at $1.00	-	94,444
11/1/2013	5/1/2014	None	Variable at $1.00	-	80,000
12/19/2013	6/19/2014	None	Variable at $1.00	-	277,222
12/23/2013	6/23/2014	10.0%	Fixed at $7.00	-	536,400

	Total convertible notes			$-	$3,697,611
	Unamortized note discount			-	(535,634)
	Total on Balance sheet			$-	$3,161,977

Convertible notes converted to common stock

During the nine months ended September 30, 2014 an aggregate of approximately $3,698,000 in convertible notes and $554,000 in accrued interest were converted into approximately 14,386,000 shares of common stock. The fair value of the notes was determined to be $32,250,000.

NOTE 9:  LOANS PAYABLE

As at September 30, 2014, there were unsecured loan payable in the amount of $nil (December 31, 2013 - $42,200) which are due on demand. During the period ended September 30, 2014, investors converted $21,500 and a related party converted $2,700 of the loan into common shares of the Company as part of their total debt settlements (Note 10).

NOTE 10:  PROMISSORY NOTES, RELATED PARTY

The Company has outstanding promissory notes in the amount of $52,942, of which $23,000 of promissory notes are from an officer and a director of the Company (Note 9). The promissory notes bear no interest charges and have no fixed repayment terms.

During the period ended September 30, 2014, the note holder converted outstanding principal and accrued interest of $221,940 into 1,400,000 common shares. The fair value of the shares was determined to be $3,160,000 and the Company recorded a loss on settlement of debt of $2,938,060.

NOTE 11:  RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)
incurred $82,500 (September 30, 2013 - $288,000) in management fees and $67,500 (September 30, 2013 - $99,000) in research and development services paid or accrued to officers and directors during the period;

(b)	recorded $11,250 (September 30, 2013 - $40,238) in stock based compensation for the fair value of options granted to management that were granted and or vested during the period;

(c)	converted $841,045 (September 30, 2013 - $83,000) of debt due to related parties during the period, which were settled with shares (Note 10).

(d)	converted $nil (September 30, 2013 - $567,729) of payable into convertible notes to officers, consultant and a director of the Company (Note 6).

NOTE 12:  CAPITAL STOCK

Share Capital

On January 6, 2014, the Company designated 1,250,000 series A preferred shares (“Series A Convertible Preferred Stock”). Each share of Series A Convertible Preferred Stock that is outstanding at the time that the Company enacts a 100 to 1 reverse stock split, the Series A Convertible Preferred Stock shall automatically convert into five (5) shares of the Company’s common stock on a post-split basis.

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

2014 Share Transactions

Convertible notes

During the nine months ended September 30, 2014, the Company converted convertible notes and relevant accrued interest into approximately 14,386,000 shares of common stock. The fair value of the common stock recognized was $32,250,000.

Accounts payable

During the nine months ended September 30, 2014, the Company converted accounts payable into approximately 1,279,000 shares of common stock. The fair value of the common stock recognized was $2,893,000.

Consulting services

During the nine months ended September 30, 2014, the Company issued in aggregate 316,000 shares of common stock in exchange for consulting services for which performance was complete. The fair value of the common stock recognized was approximately $714,000.

Private placements

During the period ended September 30, 2014, the Company entered into a Securities Purchase Agreement with a single institutional investor for the sale of 1,886,792 units at a purchase price of $1.06 per unit, for a total purchase price of $1,832,500, net of finders’ fee. Each unit consists of one common share and one share purchase warrant exercisable at $1.17 for a period of 5 years.

During the period ended September 30, 2014, the Company received subscription proceeds of $265,000 for 265,000 units. Each unit consists of one share of common stock and one share purchase warrant exercisable at $2.50 for a period of 3 years. The Company also issued 5,250 shares of common stock as finders’ fee relating to the subscription proceeds.

Shares to be issued

The Company has entered into consulting agreements and debt settlements for which it is obligated to issue shares as of the nine months ended September 30, 2014.

Nature of Transaction	Amount	Obligation to Issue Number of Shares
Consulting agreements	$348,367	61,167
Debt settlement	$120,000	120,000

Share Purchase Warrants

In August, 2014, the Company issued 265,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $2.50 per share for an exercise period of up to three years from the issuance date. The warrants were issued pursuant to private placements and included within equity. The fair value of these warrants was determined to be $258,000, using the Black-Scholes Option Pricing Model with an expected life of 3 years, a risk free interest rate of 0.93%, a dividend yield of 0%, and an expected volatility of 153.8%.

In August, 2014, the Company issued 1,986,792 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $1.17 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a private placement and included within equity. The fair value of these warrants was determined to be $2,269,000, using the Black-Scholes Option Pricing Model with an expected life of 5 years, a risk free interest rate of 1.58%, a dividend yield of 0%, and an expected volatility of 150.3%.

In September, 2014, the Company issued 100,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $1.15 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a service agreement. The fair value of these warrants was determined to be $105,000, using the Black-Scholes Option Pricing Model with an expected life of 5 years, a risk free interest rate of 1.63%, a dividend yield of 0%, and an expected volatility of 150.18%.

In March, 2014, the Company issued 100,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $4.00 per share for an exercise period of up to four years from the issuance date. The warrants were issued pursuant to a technology option agreement. The fair value of these warrants was determined to be $303,000. The weighted average assumptions used for the Black-Scholes option-pricing model to value these warrants were: expected volatility of 156.6%, risk free rate of 1.4%, expected life of 4 years and expected dividend rate of 0%. The Company used the Black-Scholes option-pricing model as the resultant fair value is not significantly different than the Monte Carlo option pricing model. In August 2014, the Company repriced the 100,000 warrants by reducing the exercise price from $4.00 to $1.06. As a result, the Company recorded incremental fair value of $14,000 during the period ended September 30, 2014. The warrants contain “down round protection” and the Company classifies these warrant instruments as derivative liabilities measured at fair value and remeasures these instruments at fair value each reporting period.

A summary of the Company’s share purchase warrants as of September 30, 2014 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2013	149,452	25.85	2.76
Issued	2,451,792	1.31	4.64
Exercised	-	-	-
Extinguished or expired	(15,167)	40.00	-
Balance, September 30, 2014	2,586,077	$2.50	4.52

NOTE 13:CONTINGENCIES AND COMMITMENTS

Contingencies:

Consultant Litigation

In May 2012, the Company issued 112,000 shares of common stock to two consultants. The Company contested the validity of the services provided and initially was able to delay the sale of the contested shares. The Company was not successful in recovering the contested shares. A claim for alleged damages of approximately $362,000 plus costs by one of the consultants as a result of the contesting of the issuance of the shares was filed in the Supreme Court of New York. The claim is for damages on the difference between market price at the time the Company was able to delay the sale of his shares and the market price at the time of the sale of all of his shares. As the result of a judicial decision in New York the consultant received a bond payment of approximately $100,000 that the Company had used to secure a temporary restraining order against the issuance of stock to him. Following hearings at the International Arbitration Tribunal held in New York on May 13-16 the arbitrator ordered (on July 18, 2014) the consultant to pay Tapimmune $196,204 plus 9% interest from the date of the award.

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

Commitments:

Consultant Agreements

The Company granted 250,000 shares to a consultant post restructuring of the Company’s debt, of which the Company issued 150,000 common shares during the period ended September 30, 2014 (Note 10). The Company determined the fair value of the 150,000 issued shares to be $337,500, which was expensed during the period ended September 30, 2014.

In February, 2014, the Company entered into a one year media and investor relations service contract with a consultant. The contract provides for the Company to make a $100,000 payment on signing of the contract (paid) and 200,000 shares of restricted common stock, of which 100,000 were issued immediately and an additional 100,000 restricted common stock within 10 business days upon the Company’s successful listing on NASDAQ or NYSE MKT exchange. The Company determined the fair value of the 100,000 issued shares to be $270,000, which was expensed during the period ended September 30, 2014.

NOTE 14:SUBSEQUENT EVENTS

On November 5, 2014, the Company entered into a new collaborative research agreement with The Vaccine & Gene Therapy Institute of Florida (VGTI Florida), a leading, non-profit biomedical research institute, forming a partnership to advance TapImmune’s proprietary, targeted cancer vaccines into mid-stage, Phase II human clinical trials for the treatment of breast and ovarian cancers.

These therapeutic cancer vaccine candidates were developed by VGTI Florida’s Director of Cancer Vaccines and Immune Therapies Program, Keith Knutson, Ph.D. The goal is to prevent breast and ovarian cancer recurrence for patients who achieve remissions following standard-of-care treatment. The vaccine is designed to work by enabling the immune system to target and eradicate any residual cancer cells or newly arising cancer cells that express the antigens delivered by the vaccine. VGTI Florida will work with TapImmune to design and execute the Phase II clinical programs. This includes the design of the clinical protocols, selection of clinical trial sites, recruitment of key opinion leaders as clinical advisors, and selection of external manufacturing and clinical resources. TapImmune has the exclusive commercialization rights for these vaccines.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the nine months ended September 30, 2014 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We are currently focusing on the clinical development and testing of our product candidates. In this regard, we have two Phase I studies being conducted at the Mayo Clinic (Rochester, MN) which are designed to evaluate the safety and immune response(s) of a set of proprietary HER2/neu antigens for a HER2/neu breast cancer vaccine and Folate Receptor Alpha for breast and ovarian cancer respectively. TapImmune has the exclusive option to license each of these technologies upon the completion of each Phase I. In addition, we plan to initiate two Phase II studies in these indications starting with the first IND discussions with the FDA in Q4 2014 and for the second trial in early 2015. The first of which will include a novel Class I antigen in a Phase Ib/II study, providing a vaccine for HER2/neu breast cancer that can stimulate both killer T-cells and helper T-cells. The second Phase II trial is expected to include our folate alpha receptor epitopes and will likely focus on ovarian cancer, which we believe will allow us to proceed with an orphan drug application pending discussion with the FDA.

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

Management strongly believes that the comprehensive scientific underpinnings of our overall approach, to elicit the production of both helper T- cells and killer T- cells, will provide the Company with highly competitive product candidates for the treatment of HER2/neu positive breast cancer, colorectal cancer, ovarian cancer and triple negative breast cancer and position the company as the leading T-Cell vaccine immunotherapy company.

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

While further testing and research is required, we believe that our platform technology PolyStart is a significant advance in vaccine development and could be applied to almost any vaccine current or in development. This would include in acute outbreaks like the recent Ebola outbreak in West Africa, Enterovirus, H1N1, West Niule and many others.

General

During the period ended September 30, 2014, we closed a $2,000,000 equity financing priced at $1.06 with 100% warrants with a strike of $1.17. The proceeds from this financing will progress our regulatory filings for clinical trials  and general and administration expenses. In addition, we continued to restructure our balance sheet and have further reduced our stockholders’ deficit by approximately $8,000,000 since December 2013. We believe that we have made good progress with the resources available to us. With the start of clinical programs and our focus on securing non-dilutive financing from a number of sources, management is confident that our current pathway will secure longer term capital to finance and accelerate our activities. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program generates data and as we embrace additional collaborations with leading institutions and corporations.

While the pathway to successful product development takes time and significant resources, we believe that we have put in place the technical and corporate fundamentals for success. The strength of our product pipeline gives us a unique opportunity to make a major contribution to global health care.

Company History

We currently trade on the OTCQB under the symbol “TPIV”.

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

The Immunotherapy Industry for Cancer

Management believes that there is a critical need for more effective cancer therapies. Given the massive unmet need in the treatment of metastatic cancer combined with our process for harnessing the body’s own immune system to treat certain cancers, we believe that we are positioned to be a leading contributor to solving this problem and the problem of metastatic disease.

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

Together, management believes, these platforms make TapImmune the most comprehensive immunotherapeutic vaccine company with products in the clinic and positions TapImmune as the leading T-Cell Vaccine company in the market.

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

As this Phase I Trial progresses, we plan to add a Class I peptide, licensed from the Mayo Clinic (April 16, 2012), to the four Class II peptides in the context of a Phase I(b)/II clinical trial. Management believes that the combination of Class I and Class II HER2/neu antigens, gives us the leading HER2/neu vaccine platform. Therefore a key goal in 2014 is to progress the HER2/neu vaccine into the above mentioned Phase 1(b)/II Clinical Trial. The cost of funding our current Phase I clinical program in HER2/neu breast cancer at the Mayo Clinic is approximately $850,000 and is paid off as of this report.

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

A 23 patient Phase I clinical trial is currently underway. The trial is fully enrolled and closed, and Phase II advancement is expected and will be assessed in late 2014. The data is expected to be released prior to current fiscal year end.

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

We plan to develop or out-license our technologies for the creation of enhanced anti-viral vaccines, such as for smallpox and other viral diseases. In our smallpox collaboration, scientists at the Mayo Clinic have completed small animal studies in respect of a novel set of vaccinia virus peptide antigens,. Following vaccine optimization, the subsequent regulatory pathway for this product is to use the FDA’s “Animal Efficacy Rule” for completion of efficacy studies in primates followed by Phase I clinical studies on vaccine safety. We anticipate that we will complete these studies with a strategic partner involved in the Biodefense space.

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

Competition

Management believes that a number of companies, which are developing various types of similar immunotherapies and therapeutic cancer vaccines to treat cancer, could be our major competitors including: Lion Biotechnology, Advaxis, Dendreon Corp., Genzyme Molecular Oncology, Immune Design, Oncothyreon, Celldex, BN Immunotherapeutics, Immunocellular, Galena, Antigen Express,Transgene S.A., Bavarian Nordic, Kite and Juno.

Plan of Operations

Management believes that our platform technologies combine to make the most comprehensive vaccines in development today. The comprehensive approach of stimulating both the helper and killer T cell response to cancer antigens is essential in having an effective and long lasting killing effect on tumor and infected cells.

Restructure and Balance Sheet

After the restructuring completed in our first quarter we have continued to clean up our balance sheet with further debt reduction and capital raising activities. In this reported quarter ended September 30, 2014, we reduced our stockholders’ deficiency and liabilities by approximately $3 million to $2.5 million and by $6.2 million to $2.5 million since year end. These actions taken in concert with fundraising activities provide a better platform for future funding and intended listing on NASDAQ or other major exchange. On Aug 14, 2014, we closed a $2 million registered direct offering pursuant to an effective S-3 registration statement.

Current State of the Company

While our stock has not performed in alignment with the exciting progression of the clinical programs, we anticipate that from the results of Phase I clinical studies and the formal entry into Phase II clinical trials will confirm to the market that our approach to stimulating the immune system is working and provides a clear rationale for advanced clinical efficacy trials. While many small cap biotechs have suffered a downturn, we believe we have been affected more than most and without good reason in this exciting time for immunotherapy as a whole. We believe we are positioned to be the leading T-Cell vaccine company with multiple clinical programs underway and advancement expected in two or more of them and the end of this year and early next year.

The investment community have supported and applauded the restructuring effort undertaken. With the support of the creditors and their agreement to convert debt to new equity we have a significantly stronger balance sheet. For the balance of 2014, we have ambitious plans to advance and deepen our pipeline as we expand operations and explore strategic business development opportunities. Following is a partial summary of the progress we made over the last nine months, as well as an overview of our objectives for 2014.

In 2014, our HER2/neu clinical program continued with full recruitment of breast cancer patients, progression through initial safety checkpoint and demonstration of immune responses. We also saw a major advancement in technology development in our own laboratories with “proof of concept” that our new and novel expression vector technology (Polystart™) could provide a much greater signal for T-cells to kill abnormal cells and become a platform technology from which we can build out multiple applications and revenue streams. Additional data and information will be forthcoming as we attempt to further secure the intellectual property around this exciting technology advancement.

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

On March 19, 2014 we announced the licensing of a late stage phase l clinical program in ovarian cancer (Folate Alpha). We are very excited about the opportunity this therapeutic presents. Folate receptor alpha is expressed in nearly 50% of breast cancers and in addition, over 95% of ovarian cancers, for which the only treatment options are surgery and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for this type of cancer and survival prognosis is extremely poor after recurrence. In the U.S. alone, there are approximately 30,000 ovarian cancer patients newly diagnosed every year. Importantly, this patient population has very few treatment options and, as a result, our plan is to present a Phase II advancement plan in late 2014 with an application for Orphan Drug Status. Orphan drug status is allowed by the FDA in cases where the disease affects fewer than 200,000 people in the U.S. and makes allowances for an accelerated regulatory process and sales of the drug for 7 years without competition.

On March 20, 2014, the Company announced the filing of new intellectual property for Polystart™. This is a unique vaccine platform Antigen Expression Systems that ‘boosts’ the presentation of the desired peptide on the surface of the cell for the Killer T Cells to recognize and kill. This totally novel system creates a four-fold increase in antigen presentation and in current studies in smallpox has shown to be effective. We own this technology exclusively and believe that it has unlimited application in oncology and infectious diseases not only in our own platforms but can be applied to many others via licensing. Ideal candidates include Provenge, Yervoy and many more.

Infectious Disease and National Preparedness is another very significant market and ideal therapeutic area for the TPIV vaccine conjugate. Along with novel peptides and the Polystart™ expression system, the TPIV vaccine platform can address multiple infectious disease s as well as pandemic and biodefense threats. Our current Smallpox vaccine study at Mayo Clinic has already shown significant benefits over the current vaccine stockpile. The last DHHS/BARDA contract for a smallpox vaccine stockpile contract was worth $3 Billion.

(http://www.dddmag.com/news/2011/02/siga-track-billion-dollar-smallpox-contract)

On August 7, 2014, we announced that a new grant funded Phase I clinical study on the safety and Immunogenicity of folate receptor alpha peptide vaccine in patients with advanced stage epithelial ovarian cancer has started at the Mayo Clinic, Rochester, MN. The folate receptor alpha peptides being used in this study are the same ones that are being used in a current Phase I study in breast and ovarian cancer. Folate receptor alpha is over a 100 fold elevated in 90% of ovarian cancer cells and is thus an excellent target for immunotherapy.

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

Upcoming 2014 milestones include:

•	Additional interim data in the Her2/neu trial.
•	Additional interim data on the Folate Alpha trial in breast and ovarian cancer.
•	Final data on pre-clinical small animal studies in smallpox at Mayo Clinic and decision on advancement to non-human primates and license deal and partnering opportunities.

We continue to leverage considerable resources through our external collaborations. On June 12, 2014, our collaborator Dr. Keith Knutson agreed to take a position as the Chair of our Scientific Advisory Board. Dr. Knutson joined the Vaccine and Gene Therapy Research Institute of Florida in 2013 as Research Program Director in Oncology and a Full Member of the Institute. He retains an adjunct position at the Mayo Clinic that maintains oversight and analysis of the Phase I clinical trial in HER2/neu breast cancer.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

We recorded a net loss of $1,568,000 during the three months ended September 30, 2014 compared to $966,000 for the three months ended September 30, 2013.

Operating costs increased to $1,384,000 during the three months ended September 30, 2014 compared to $290,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $682,000 during the three months ended September 30, 2014 from $58,000 during the prior period, due primarily to increased business development activity during the current period. The non-cash portion of the consulting fees paid as stock-based compensation increased to $682,000 during the three months ended September 30, 2014 from $7,000 during the prior period. The higher current period expense is primarily due to increased stock-based payments to the consultants compared to the prior period.

•
General and administrative expenses increased to $323,000 in the three months ended September 30, 2014 from $70,000 in the prior period, with the increase primarily resulting from higher investor relations expense in the current period.

•
Management fees decreased to $41,000 during the three months ended September 30, 2014 from $62,000 during the prior period due to one less person in management in the current period. The non-cash portion of the management fees paid as stock-based compensation increased to $11,000 during the three months ended September 30, 2014 from $4,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees increased to $305,000 during the three months ended September 30, 2014 from $70,000 during the prior period, due to higher legal fees incurred relating to restructuring of the Company and other legal matters in the current period.

•
Research and development increased to $33,000 during the three months ended September 30, 2014 from $30,000 during the prior period. This was due to lower technology licensing fee and initiation of preclinical studies in the current period.

Interest and finance charges decreased to $15,000 during the three months ended September 30, 2014 from $23,000 during the prior period. Current and prior period interest charges are primarily interest accruals on convertible debt.

Nine months ended September 30, 2014 Compared to Nine months ended September 30, 2013

We recorded a net loss of $30,147,000 during the nine months ended September 30, 2014 compared to $2,057,000 for the nine months ended September 30, 2013.

Operating costs increased to $2,977,000 during the nine months ended September 30, 2014 compared to $1,454,000 in the prior period. Significant changes in operating expenses are outlined as follows:
•
Consulting fees increased to $1,565,000 during the nine months ended September 30, 2014 from $208,000 during the prior period, due primarily to increase in cash payments for a new business development contract entered into in May 2012. The non-cash portion of the consulting fees paid as stock-based compensation increased to $1,254,000 during the nine months ended September 30, 2014 from $90,000 during the prior period. The higher current period expense is primarily due to increased stock-based payments to the consultants for increased business development activity compared to the prior period.

•
General and administrative expenses increased to $626,000 in the nine months ended September 30, 2014 from $366,000 in the prior period, with the increase primarily resulting from higher investor relations expense in the current period.

•
Management fees decreased to $94,000 during the nine months ended September 30, 2014 from $207,000 during the prior period due to one less person in management in the current period. The non-cash portion of the management fees paid as stock-based compensation increased to $11,000 during the three months ended September 30, 2014 from $4,000 during the prior period. The current and prior period expense consists of the fair value of option grants earned during the period.

•
Professional fees increased to $614,000 during the nine months ended September 30, 2014 from $455,000 during the prior period, due to higher legal fees incurred relating to restructuring of the Company and other legal matters in the current period.

•
Research and development decreased to $78,000 during the nine months ended September 30, 2014 from $219,000 during the prior period. This was due to lower technology licensing fee and initiation of preclinical studies in the current period.

Interest and finance charges decreased to $83,000 during the nine months ended September 30, 2014 from $140,000 during the prior period. Current and prior period interest charges are primarily interest accruals on convertible debt.

During the nine months ended September 30, 2014, we incurred a non-cash loss on settlement of debt in the amount of $26,838,000.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Cash reserves	$613,645	$49,000
Working capital (deficit)	$(656,195)	$(8,768,003)

Subject to the availability of additional financing, we intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations. At September 30, 2014, we had $614,000 of cash on hand and a working capital deficit of $656,000. In August 2014, we raised approximately $1.92 million in private and brokered placements.

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

After the reverse stock split, debt settlement conversions and raising equity in 2014, there are approximately 19,604,000 shares outstanding, providing us with 480,396,000 authorized but unissued shares of common stock to proceed with additional capital raises through the sale of common stock.

Approximately $8,426,000 of debt and bridge debt has been converted into common shares.

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

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2014 was $1,518,000 compared to $755,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2014 was $Nil compared to $Nil during the prior period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2014 was $2,083,000 compared to $726,000 during the prior period. Current period financing consisted of proceeds from Series B preferred shares, private placements and advances from related parties while prior period financing relates to proceeds from convertible notes and advances from related parties.

As of September 30, 2014, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next twelve months, which are expected to be in the range of $7,500,000 assuming a single Phase 2 clinical trial.

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at September 30, 2014, we had accumulated losses of $85,573,000 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The law firm that we initially used to pursue this action against the consultants had been awarded a judgment against us for $210,255 of legal fees. In the period ended September 30, 2014, we settled the judgement by issuing 200,000 of our then outstanding Series B Convertible Preferred Stock.

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

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: November 19, 2014