Form 10-K
period 2014-12-31
TAPIMMUNE INC
filed 2015-04-15
CIK 1094038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

 [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant’s common equity was last sold, as of June 30, 2014 (the last day of the registrant’s most recently completed second fiscal quarter) was approximately $30,929,000.

The registrant had 32,638,810 shares of common stock outstanding as of April 10, 2015.

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

PART I

ITEM 1.BUSINESS

Company Overview

Our Cancer Vaccines

TapImmune is a biotechnology Company focusing on immunotherapy specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer and infectious disease. The Company combines a set of proprietary technologies to improve the ability of the cellular immune system to destroy diseased cells. These are peptide antigen technologies and DNA expression technologies, Polystart™ and TAP.

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

Unlike other vaccine technologies that narrowly address the initiation of an immune response, TapImmune's ("Prime" and "Boost") approach broadly stimulates the cellular immune system by enhancing the function of killer T-cells and helper T-cells. Our peptide immunotherapeutic approach may be coupled with our recently developed in-house Polystart™ nucleic acid-based technology designed to enhance T-cell antigen presentation on the surface of appropriate populations of presenting cells. Our Polystart™ technology directs the translation and subsequent endogenous natural processing of antigenic T-cell epitopes contained within a poly-antigen array(s) at four times the level of conventional comparator systems, thereby providing a greater signal/propensity to attract and directly interact with a patient’s T-cells. Accordingly, elevated levels of target specific cell surface presented T-cell antigen(s) are correspondingly expected to more effectively engage, activate and expand antigen specific killer T-cell population(s) that can then seek out and destroy target cells (e.g., cancer cells). Moreover, our versatile Polystart™ technology is designed to express either Class I killer or Class II helper T-cell antigenic epitopes. Our nucleic acid-based systems can also incorporate “TAP” which stands for Transporter associated with Antigen Presentation.

We are currently focusing on the clinical development and testing of our product candidates. In this regard, we have two Phase I studies being concluded at the Mayo Clinic (Rochester, MN) which are designed to evaluate the safety and immune response(s) of a set of proprietary HER2/neu antigens for a HER2/neu breast cancer vaccine and Folate Receptor Alpha for triple negative breast and ovarian cancer respectively. TapImmune has the exclusive option to license each of these technologies upon the completion of each Phase I. In addition, we plan to initiate Phase II studies in 2015. The first of which will likely include the novel folate alpha antigens in a Phase II study, providing a vaccine for triple negative breast cancer that can stimulate a  T-cell response. The unmet demand for a promising therapeutic in this indication, we believe, will allow us to proceed with an orphan drug and FDA fast track applications pending discussion and approval from the FDA. The second Phase II trial is expected to include our HER2/neu epitopes and will likely focus on Her2 positive breast cancer. Interim data from both phase I trials has provided the  technical rational for progressing these programs to phase II trials.

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

Our Infectious Disease Program

Regarding our programs for the development of vaccines aimed at viral pandemics/biodefense, our collaborations with the Mayo Clinic progressed to a point where the immunogenicity of novel smallpox antigens in mice treated with both antigens and TAP expression vectors was shown to be encouraging. However, due the resources required to complete primate studies and the focusing of our current resources in the oncology field, we have decided not to dedicate resources to develop a smallpox product. We plan to pursue non-dilutive grant funding for these programs in collaboration with other interested vaccine developers and strategic corporate partnerships. The use of non-dilutive grant funding to progress this area allows the Company to focus the majority of its internal resources on HER2/neu breast, ovarian and triple negative cancers.

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

Company History

We currently trade on the OTC Bulletin Board (“OTCQX”) under the symbol “TPIV” and on the Frankfurt and Berlin Stock Exchanges under the symbol “GX1A.”  The listing on the Berlin Stock Exchange was done without the Company’s knowledge and consent.

We were incorporated under the laws of the State of Nevada in 1991. We have one wholly owned subsidiary named GeneMax Pharmaceuticals Inc. (“GeneMax Pharmaceuticals”).

The Immunotherapy Industry for Cancer

Management believes that there is a critical need for more effective cancer therapies. Given the massive unmet need in the treatment of metastatic cancer combined with our process for harnessing the body’s own immune system to treat certain cancers, we believe that we are positioned to be a leading contributor to solving this problem. The immuno-oncology landscape includes the use of monoclonal antibodies, adoptive T-cell therapies, checkpoint inhibitors and in vivo T-cell vaccines.  We believe that our use of peptide antigens that can stimulate both T-killer cells and T-helper cells together with the use of our PolyStart™ expression vector as a “boost” strategy can give us a competitive edge in the in vivo T-cell vaccine sector.

In addition, we continue to pursue the development of an approach which can allow the cellular immune system to make tumor cells more visible to the immune system. Many cancers are not very “immunogenic”, however, meaning that the cancers are not able to induce an immune response because they no longer express sufficient levels of key proteins on their cell surface, known as Major Histocompatability Class I or MHC Class I proteins. In healthy cells, these proteins provide the information to the immune system that defines whether the cell is healthy or, in the case of cancer or viral infection, abnormal. If the MHC Class I proteins signal that the cells are abnormal, then the immune system’s T-cells are activated to attack and kill the infected or malignant cell.

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

By restoring TAP expression to TAP-deficient cells, the MHC Class I protein peptide complexes could signal the immune system to attack the cancer. A strategic vision of TapImmune is to restore the TAP function within cancerous cells, thus making them immunogenic, or more “visible” to cancer fighting immune cells. Management believes that with further development and improvement of selectivity, this cancer vaccine strategy could provide a commercially viable therapeutic approach that addresses this problem of “non-immunogenicity” of cancer.

In addition to our focus on the cancer vaccines, with adequate funding, we will also pursue the development of prophylactic vaccines against infectious microbes by partnering with other vaccine developers in the infectious disease market.

TapImmune’s Target Market and Strategy

We will focus our product development in oncology, both, alone and with corporate partners and/or collaborators including the Mayo Clinic for HER2/neu positive Breast Cancer, Folate Alpha Ovarian and Breast Cancer. The diversity of cancer types and their overall prevalence create a large need for new and improved treatments. Management believes that there is a significant market opportunity for a cancer treatment that utilizes the highly specific defense mechanisms of the immune system to attack cancers. The goal of TapImmune management is to ultimately have the FDA approve our cancer vaccines so that we can secure a portion of this market.

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

Phase I Human Clinical Trials – HER2/neu+ Breast Cancer – Mayo Clinic

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Clinic, Rochester MN for clinical development of a new HER2/neu breast cancer vaccine technology. An IND for Phase I human clinical trial on the HER2/neu cancer vaccine in collaboration with the Mayo Clinic was allowed by the FDA in July, 2011 and the Mayo IRB approved the trial on May 4, 2012. This trial is fully enrolled and closed, and patient dosing has been completed. All patients have received the Company’s vaccine composition, and interim safety analysis on the first six patients is complete and shown to be safe. In addition, each of the first six patients treated, developed specific T-cell immune responses to the antigens in the vaccine composition providing a solid case for advancement to Phase II in 2015. An additional secondary endpoint incorporated into this Phase I Trial will be a two year follow on recording time to disease recurrence in the participating breast cancer patients. The assessment of vaccine safety (primary endpoint) and evaluation of immunogenicity (secondary endpoint) for this trial are currently scheduled for review and determination of progression into Phase II, in 2015. Patients enrolled in the Phase I study will be followed for up to two years after completion of trials.

For Phase I(b)/II studies, we plan to add a Class I peptide, licensed from the Mayo Clinic (April 16, 2012), to the four Class II peptides. Management believes that the combination of Class I and Class II HER2/neu antigens, gives us the leading HER2/neu vaccine platform. Therefore a key goal in 2015 is to progress the HER2/neu vaccine towards the above mentioned Phase 1(b)/II Clinical Trial.

Phase I Human Clinical Trials – Folate Alpha Breast and Ovarian Cancer – Mayo Clinic

On March 19, 2014, the Company announced the signing of an exclusive option agreement for a set of unique peptide epitopes targeting Folate Receptor Alpha in both breast cancer and ovarian cancer.

Folate Receptor Alpha is expressed in over 80% of breast cancers and in addition, over 95% of ovarian cancers, for which the only treatment options are surgery and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for this type of cancer and survival prognosis is extremely poor after recurrence. In the United States alone, there are approximately 30,000 ovarian cancer patients and 40,000 triple negative breast cancer patients newly diagnosed every year.

A 24 patient Phase I clinical trial is currently underway. The trial is fully enrolled and closed, and will be evaluated for Phase II advancement in 2015 when all Phase I data has been evaluated.

No serious adverse events have occurred to date and 20 out of 21 evaluable patients showed positive immune responses providing a strong rationale rational for progressing to phase 2 trials. More information can be seen at:

http://clinicaltrials.gov/ct2/show/NCT01606241?term=folate+receptor+alpha&rank=1

Preclinical

Polystart™

TapImmune is initiating the development of a nucleic acid-based expression system that can be aligned as a prime and boost strategy with our peptide-based vaccine compositions. The nucleic acid-based platform may also represent a second stand-alone vaccine technology. The nucleic acid–based technology is termed “Polystart™. The Company’s Polystart™ technology was invented in-house and is therefore not subject to any licensing fees or downstream royalty payments. The Polystart™ technology composition can be administered in the form of a plasmid DNA or incorporated into a viral delivery system (RNA or DNA). The Polystart™ technology comprises two portions, one supporting high level of expression and the other a T-cell peptide antigen array (“PAA”). The antigens making up the PAA are naturally processed inside a patient’s own cells where they are then presented on the cell surface visible for T-cell recognition, activation and expansion. We have confirmed that the Polystart™/PAA technology works in preclinical studies in context with a smallpox vaccine candidate. However, it is important to understand that this is a platform technology which can be adapted to essentially any T-cell peptide antigen targeted indication, including HER2/neu. The Polystart™ technology combined with our peptide-based technology is an ideal opportunity for developing an effective prime plus boost vaccination methodology. The Company has filed a U.S. Provisional Patent Application around the Polystart™ technology.

We plan to develop or out-license our technologies for the creation of enhanced anti-viral vaccines, such as for smallpox and other viral diseases. We anticipate that we will complete these studies with a strategic partner involved in the vaccine and Biodefense space. We intend to progress our infectious disease programs with non-dilutive grant funding as well and to expand the use of our TAP platform to emerging pathogens that could be either pandemic or bioterrorist threats.

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

On July 24, 2010, we signed a Research and Technology License Option Agreement with the Mayo Foundation for Medical Education and Research, Rochester, MN, to evaluate novel smallpox peptide antigens. The Agreement grants TapImmune an exclusive worldwide option to become the exclusive licensee of the smallpox vaccine technology after research studies have been completed under the terms of the agreement. This project was completed in Q4, 2014 and while the project successfully  identified  several peptide antigens as the potential components for a new vaccine, TapImmune decided not to proceed into primate studies to devote resources to its oncology clinical programs..

On April 16, 2012, we announced an Exclusive Agreement with the Mayo Foundation for Education & Research, Rochester, MN, to License a proprietary MHC Class I HER2/neu antigen technology. This antigen was discovered in the laboratory of Dr. Keith Knutson at the Mayo Clinic. In contrast to Class I antigens in clinical testing this novel antigen is naturally produced in the intracellular proteasome and presented to T-cells as the MHC Class I peptide complex. Scientific details of this new work was presented by Andrea Henle of Dr. Knutson’s lab at the Annual Meeting of The American Association of Immunologists held in Boston, MA, May 2012 and by Mark Reddish, Head of Development at TapImmune at the Third Annual Cancer Vaccines and Active Immunity Summit, Boston, MA, June 26, 2012. A peer-reviewed manuscript from the Knutson lab, which describes the science in detail, has been accepted for publication in Journal of Immunology.

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

TapImmune currently owns a number of issued and pending patents covering composition of matter and use of TAP and PolyStart.  In addition, a number of issued and pending patents cover the HER2/neu and Folate Receptor Alpha peptides in our Option to License or License Agreements from the Mayo Foundation for Education and Research.

Competition

Management believes that a number of companies, which are developing various types of similar in vivo T-cell immunotherapies and therapeutic cancer vaccines to treat cancer, could be our major competitors including:  Advaxis, Genzyme Molecular Oncology, Immune Design, Oncothyreon, Celldex, BN Immunotherapeutics, Immunocellular, Galena, Antigen Express,Transgene S.A., and Bavarian Nordic. Other immunotherapy approaches including adoptive T-cell therapies, monoclonal antibodies and checkpoint inhibitors also provide competition in the oncology space. In these areas competitors include, Lion Biotechnology, Juno, Kite, Roche, Merck, Bristol Myers Squibb, Astra Zeneca, Medimmune. We believe that our in vivo T-cell therapy approaches will be synergistic with these approaches and might even improve them.

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

Product Liability and Insurance

Once we are able to commence the sale of our products into the market, we will face the risk of product liability claims. Because we are not yet selling our products, we have not experienced any product liability claims to date and we do not yet maintain product liability insurance. Management intends to maintain product liability insurance consistent with industry standards upon commencement of the marketing and distribution. There can be no assurance that product liability claims will not exceed such insurance coverage limits, which could have a materially adverse effect on our business, financial condition or results of operations or that such insurance will continue to be available on commercially reasonable terms, if at all.

Employees

TapImmune currently has one full-time employee. The management team is comprised of Dr. Glynn Wilson (Chief Executive Officer, Principal Executive Officer and Acting Principal Accounting Officer), and Dr. Robert Florkiewicz (Consulting, Head of Research) together with a number of consultants, corporate advisors and scientific collaborators.

ITEM 1A. RISK FACTORS

We are not required to provide the information required by this item because we are a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. Our registered office is located at 1551 Eastlake Ave East, Seattle, WA 98102. Our lease expired in January 2014 and we continue to rent laboratory and office space at this address on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

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

The law firm that we used to pursue the Gardner Action was awarded a judgment against us for $210,255 of unpaid legal fees (“G&S Judgment”). Shareholders of the Company acquired the G&S Judgment in full, converted that Judgment into preferred shares of the Company (which in turn converted into common stock) and subsequently released the Company from any liability related thereto.

On July 18, 2014, the International Center for Dispute Resolution International Arbitration Tribunal issued a Final Award in the matter of TapImmune Inc. vs. Michael Gardner awarding TapImmune $196,204 plus post-award interest at a rate of 9% per year. This award stemmed from the dispute discussed above with Mr. Gardner regarding the May 2012 consulting agreement. The arbitrator found that we were fraudulently induced into entering said agreement through “1) misrepresentations as to what he would or could do for the Company, including raising funds, and 2) omissions about his reputation and ability to obtain or assist in obtaining financing for TapImmune” among other reasons. We are attempting to collect the award from Mr. Gardner.

One of our suppliers, Fischer Scientific was awarded a judgment against us for $51,000 which is equal to the amount owed to them. We intend on settling that matter in the second quarter of 2015.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Over the Counter Bulletin Board (“OTCQB”) under the symbol “TPIV” and previously on the Frankfurt and subsequently on the Berlin and Munich Stock Exchanges under the symbol “GX1A.” The listing on the Frankfurt exchange is no longer valid however the Berlin and Munich Stock Exchange listing done without the Company’s knowledge and consent appear to still be active.

The market for our common stock is limited, volatile and sporadic. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCQB. The following quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and may not reflect actual transactions.

	High Bid	Low Bid

Fiscal Year 2015
February 27, 2015	$0.22	$0.21

Fiscal Year 2014
December 31, 2014	$0.32	$0.28
September 30, 2014	$0.66	$0.62
June 28, 2014	$1.93	$1.80
March 31, 2014	$4.09	$3.50

Fiscal Year 2013
December 31, 2013	$1.91	$1.60
September 30, 2013	$1.24	$1.00
June 28, 2013	$3.20	$2.35
March 28, 2013	$10.20	$9.22

The last reported sales price for our shares on the OTCQB as of April 10, 2015, was $0.20 per share. As of April 10, 2015, we had 579 shareholders of record.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Securities Authorized For Issuance under Compensation Plans

The following table sets forth information as of December 31, 2014:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
(a)Equity compensation plans approved by security holders	65,430(1)	$18.00	34,570
(b)Equity compensation plans not approved by security holders	Nil	Nil	Nil
	65,430(1)	$18.00	34,570

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

To date, 65,430 options have been issued under the 2009 Plan. Of those options, 42,500 were issued to members of our scientific advisory board, and our Chief Executive Officer.

On March 19, 2014, we adopted the 2014 Omnibus Stock Option Plan (“2014 Plan”). The 2014 Plan allows for the issuance of 2,000,000 options to acquire common shares.

Warrants

As of April 10, 2015, there are an aggregate of 65,250,000 common stock purchase warrants issued and outstanding.

Recent Sales of Unregistered Securities

The Company has previously reported all issuances of unregistered equity during the year ended December 31, 2014 through April 15, 2015.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2014 and for the period from inception (July 27, 1999) to December 31, 2013 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Plan of Operations

Management believes that our platform technologies combine to make the most comprehensive vaccines in development today. The comprehensive approach of stimulating both the helper and killer T cell response to cancer antigens is essential in having an effective and long lasting killing effect on tumor and infected cells.

On January 10, 2014 the shareholders and the Board of Directors approved a reverse stock split whereby every one hundred (100) shares of common stock held by a TapImmune stockholder was exchanged for one share of TapImmune common stock (the “Reverse Stock Split”). The Board of Directors set the close of business on the twentieth day following the mailing of an Information Statement to the shareholders as the date on which to file a “Certificate Pursuant to NRS 78.209” with the Nevada Secretary of State to make the Reverse Stock Split effective. Every one hundred (100) shares of common stock issued and outstanding immediately prior to that effective date was reclassified as and changed into one share of common stock.

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

Reasons for, and the effect of, the Reverse Stock Split

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

We reduced the outstanding debt on our balance sheet significantly by converting into shares of preferred stock, which in turn converted into shares of common stock upon the occurrence of the Reverse Stock Split. On January 7, 2014, we filed a certificate of designation to create up to 1,250,000 shares of Series A Convertible Preferred Stock. Also in the first quarter of fiscal 2014, we filed a certificate of designation to create up to 1,500,000 shares of Series B Convertible Preferred Stock. During the year we issued $418,000 of Convertible notes. The notes carried no interest rate and were converted shortly thereafter into preferred stock and immediately into common stock. During the year approximately $4.8 million of debt and $0.5 million of accrued interest was converted into preferred stock, which immediately converted into 14.0 million shares of common stock.

Further debt settlement and capital raising efforts in 2014 and early 2015 have resulted in approximately 32,639,000 shares of our common stock currently issued and outstanding.

Debt settlement transactions were not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. We issued a press release on February 25, 2014 discussing these and other matters and further details are available in the filed Information Statement on Form 14-C and Form 8-Ks describing the corporate actions. We completed new institutional financing in January 2015 and March 2015 via an effective S3 registration statement (July 23, 2014).

Current State of the Company

TapImmune is a clinical-stage immunotherapy Company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer. The Company now has multiple clinical trials underway at the Mayo Clinic in Rochester, MN. In addition to our own sponsored clinical trials, we announced that a new grant-funded breast and ovarian cancer trial was started by Mayo using the same Folate Alpha Receptor peptides to which we have the exclusive commercial rights. Our development pipeline is extremely strong and provides us the opportunity to continue to expand on collaborations with leading institutions and corporations.

Over the past year, we have significantly strengthened our balance sheet by raising additional working capital and reducing our stockholders’ deficit from $8.7 million in December 2013 to $2.46 million in the second quarter and further down to $656,000 in the third quarter. On August 14, 2014, we closed a $2 million registered direct offering with a fundamental institutional investor and a further $2.5 million in the first quarter of 2015, giving us confidence in our ability to continue developing our products on the path to commercialization. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive interim data on both clinical programs in Breast and Ovarian Cancer. Also, we are pleased to report that all our pre-clinical programs are seeing positive outcomes.

With the new funding the Company is focusing on the following key initiatives:

Entry into Phase II HER2/neu Breast Cancer Trials

Entry into Phase II Triple Negative Cancer Trials and Fast Track & Orphan Drug Status

Produce new PolyStart™ constructs, in-house, to facilitate collaborative efforts in our current clinical indications and those where others have already indicated interest in combination therapies.

In addition, we will continue to work on deficit reduction and capital improvement in order to make the required benchmarks for an uplisting to the NASDAQ.

Together, these fundamental programs and corporate activities have positioned TapImmune extremely well to capitalize on the acceptance of immunotherapy as a leading therapeutic strategy in cancer and infectious disease resulting in exploding valuations in the market.

TapImmune’s Pipeline

The Company has a deep pipeline of potential blockbuster immunotherapies under development. Two of the clinical programs are completing Phase I studies and are expected to advance to Phase II  in 2015. These are major inflection and valuation events, and we believe that, in light of these assets, the company is significantly undervalued. Over the past year a number of highly visible transactions and billion dollar acquisitions have taken place that validate the work we are doing. We believe that, if our treatment successfully reaches commercialization, our treatment is applicable to 50% of the HER2/neu Breast Cancer market, which is a $21 billion annual market. We further believe that if our Ovarian Cancer treatment reaches commercialization, it will be applicable to 95% of the market which Decision Resources, one of the world’s leading research firms for pharmaceuticals and healthcare, believes will triple in the next 10 years to at least $1.5 billion.

In addition to the exciting clinical developments, our peptide vaccine technology may be coupled with our recently developed in-house Polystart™ nucleic acid-based technology designed to make vaccines significantly more effective by producing four times the required peptides for the immune systems to recognize and act on. Our nucleic acid-based systems can also incorporate “TAP” which stands for Transporter associated with Antigen Presentation. Our technologies are also widely applicable to the treatment of emerging viral threats and pandemics.  In particular, our highly versatile PolyStart™ technology has application in these areas. As we have established our focus in oncology we will continue to seek new collaborations and non-dilutive funding in the infectious disease area. With respect to validation of our technologies, it is important to note that the majority of our technologies have been published in leading peer-reviewed journals. The timing of such publications is consistent with the filing of patents.

A list of publications on our TAP technology can be found on our website (www.tapimmune.com). Publication of our data on PolyStart will occur after current patent filings have been completed.

A key component to success is having a comprehensive patent strategy that continually updates and extends patent coverage for key products. It is highly unlikely that early patents will extend through ultimate product marketing, so extending patent life is an important strategy for ensuring product protection. TapImmune is working with Seed IP in Seattle, to effect such a strategy. In addition, we are fortunate that Dr. Robert Florkiewicz at TapImmune is a registered patent agent with an extensive background in this field.

TapImmune has four patent estates, details of which can be found on our website:

1. Issued and filed patents on TAP for treatment of cancer and infectious disease (owned by TapImmune)

2. Filed patents on PolyStart™ expression vector (owned by TapImmune and filed in 2014)

3. Filed patents on HER2/neu Class II and Class I antigens: exclusive license from Mayo Clinic

4. Filed patents on Folate Receptor Alpha antigens exclusive license option from Mayo Clinic

While the pathway to successful product development takes time, we believe we have put in place significant resources in technical and corporate fundamentals for success. The strength of our product pipeline and access to leading scientists and institutions gives us a unique opportunity to make a major contribution to global health care.

A number of early stage billion dollar pharma acquisitions and recent IPOs have highlighted the growing interest in investment in immunotherapy space. Looking at our current valuation and those of our peers and considering our pipeline of clinical programs with very near-term advancements and the value inflections those represent, we believe this is an excellent opportunity and presents exceptional entry point for those that have not yet become a shareholder.

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

We believe that through our combination of technologies, we are well positioned to be a leading player in this emerging market. It is important to note that many of the late stage immunotherapies currently in development do not represent competition to our programs, but instead offer synergistic opportunities to partner our antigen based immunotherapeutics, Polystart™ and/or TAP expression systems. Thus, the use of naturally processed T-cell antigens discovered using samples derived from cancer patients plus our Polystart™ expression technology to improve antigen presentation to T-cells could not only produce an effective cancer vaccines in its own right but also to enhance the efficacy of other immunotherapy approaches such as CAR-T and PD1 inhibitors for example.

On the technology and product pipeline side, management believes that the company is fundamentally strong and poised to be a leading company in a highly attractive, multi-billion dollar and expanding market, a position reinforced by our recruitment of top-class managers, advisors and investors who all share our vision.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

We recorded a net loss of $30,883,000 during the year ended December 31, 2014 compared to $5,533,000 for the year ended December 31, 2013.

Operating Expenses

Operating expenses incurred during the fiscal year ended December 31, 2014 were $3,425,000 compared to $2,664,000 in the prior year. Significant changes and expenditures are outlined as follows:

•
General and administrative expenses increased to $3,182,000 during the year ended December 31, 2014 from $1,967,000 during the prior period. The increase was primarily due to higher non-cash consulting fees paid as stock-based compensation of $1,391,000 during the year ended December 31, 2014 from $85,000 during the prior period offset by professional fees which were $474,000 in the year ended December 31, 2014 compared to $845,000 in the prior year. The decrease in professional fee from the prior year was due to lower legal fees incurred relating to debt issuance and settlements in the current year.

•
Research and development costs during the fiscal year ended December 31, 2014 were $189,000 compared to $698,000 during the prior fiscal year. This was due to lower technology licensing fee accrued for payment due to Mayo clinic and decreased in house research activity in the current year.

Our net loss for the year ended December 31, 2014 was $30,883,000 or ($2.00) per share, compared to a net loss of $5,533,000 or ($4.87) per share in the prior year. The weighted average number of shares outstanding was 15,465,213 for the year ended December 31, 2014 compared to 1,136,115 for the prior year.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Cash reserves	$142,000	$49,000
Working capital (deficit)	$(1,024,000)	$(8,768,000)

Subject to the availability of additional financing, we intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations. At December 31, 2014, we had $142,000 of cash on hand and a working capital deficit of $1,024,000. As such, our working capital at December 31, 2014 will not be sufficient to enable us to pay our general and administrative expenses, and to pursue our plan of operations over the next twelve months.

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

After the 2014 Reverse Stock Split and debt settlement conversions, there were approximately 20,319,000 shares outstanding, providing us with 479,681,000 authorized but unissued shares of common stock to proceed with a capital raise through the sale of common stock.

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

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional equity financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at December 31, 2014, we had accumulated losses of $86,310,000 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Net Cash Used in Operating Activities

Operating activities in the year ended December 31, 2014 used cash of $2,187,000 compared to $695,000 in the year ended December 31, 2013. Operating activities have primarily used cash as a result of the operating and organizational activities such as consulting fees, management fees, professional fees and research and development.

Net Cash Provided by Financing Activities

As we have had no revenues since inception, we have financed our operations primarily through private placements of our stock and debt. Financing activities in the year ended December 31, 2014 provided cash of $2,281,000 compared to $709,000 in the year ended December 31, 2013.

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

Use of Estimates

Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ materially from those estimates. Significant areas requiring management’s estimates and assumptions include deferred taxes and related tax balances and disclosures, determining the fair value of stock-based compensation and stock based transactions, the fair value of the components of the convertible notes payable, foreign exchange gains and losses, and accrued liabilities. Matters impacting the Company’s ability to continue as a going concern and contingencies also involve the use of estimates and assumptions.

Fair Value Measurements

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate cost because of their short maturities. The Company measures the fair value of certain of its financial assets and liabilities on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

• Level 1-Quoted prices (unadjusted) in active markets for identical assets and liabilities.

•   Level 2-Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

• Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The expense recognized for the portion of the award that is expected to vest has been reduced by an estimated forfeiture rate. The forfeiture rate is determined at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Expected Term — The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility — The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models. The Company recognizes fair value of stock options granted to nonemployees as stock-based compensation expense over the period in which the related services are received.

Derivative Liability

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

The classification of financial instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

ITEM 8.FINANCIAL STATEMENTS

TAPIMMUNE INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statement of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of TapImmune, Inc.

We have audited the accompanying consolidated balance sheet of TapImmune, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of operations and  comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TapImmune, Inc., as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered historical losses from operations and has negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum llp
New York, NY
April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TapImmune Inc:

We have audited the accompanying consolidated balance sheet of TapImmune Inc. (the “Company”) as of December 31, 2013 and the related consolidated statement of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 14, 2014

TAPIMMUNE INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current Assets
Cash	$141,944	$48,589
Prepaid expenses and deposits	82,504	15,004
Deferred financing costs	-	13,439

	$224,448	$77,032

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$693,362	$3,778,401
Research agreement obligations	492,365	492,365
Derivative liability – conversion option	-	582,300
Derivative liability – warrants	9,415	140,504
Convertible notes payable	-	3,161,977
Loans payable, related party (2013 - $5,200)	-	42,200
Promissory notes, related party	52,942	277,942
Due to related parties	-	369,346
	1,248,084	8,845,035

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 5,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
20,318,815 shares issued and outstanding (2013 – 1,465,712)	20,319	1,466
Additional paid-in capital	85,265,776	46,715,500
Accumulated deficit	(86,309,731)	(55,426,635)
Accumulated other comprehensive loss	-	(58,334)
	(1,023,636)	(8,768,003)

	$224,448	$77,032

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2014	Year Ended December 31, 2013

Operating expenses:
General and administrative	$3,181,927	$1,966,683
Research and development	189,000	697,634

Loss from Operations	(3,370,927)	(2,664,317)

Other Income (Expense)
Foreign exchange (loss) gain	(52,976)	5,896
Changes in fair value of derivative liabilities	581>	1,546,257
Accretion of discount on convertible notes	(492,296)	(1,110,831)
Interest and financing charges	(83,247)	(645,562)
Loss on extinguishment of debt	(26,884,231)	(2,560,045)
Loss on lawsuit	-	(103,950)
Net Loss for the Period	(30,883,096)	(5,532,552)
Other comprehensive income
Foreign exchange translation adjustment	58,334	3,314
TOTAL COMPREHENSIVE LOSS	$(30,824,762)	$(5,529,238)

Basic and Diluted Net Loss per Share	$(2.00)	$(4.87)

Weighted Average Number of Common Shares Outstanding	15,465,213	1,136,115

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Number of shares	Amount $	Paid In Capital $	Accumulated Deficit $	Comprehensive Loss $	Total $
Balance, December 31, 2012	764,029	782	43,912,427	(49,894,083)	(61,648)	(6,042,522)

Notes converted into shares	412,047	412	1,477,175	-	-	1,477,587
Stock based compensation in 2013	-	-	46,840	-	-	46,840
Obligation to issue shares at fair value pursuant to service agreements	-	-	31,891	-	-	31,891
Issued at fair value pursuant to debt settlement agreements	264,649	265	1,211,362	-	-	1,211,627
Finders’ fee	-	-	(11,300)	-	-	(11,300)
Issued at fair value pursuant to service agreements	3,500	4	38,932	-	-	38,936
Shares issued for director compensation	2,500	3	8,173	-	-	8,176
Non-cash exercise of warrants	18,986	-	-	-	-	-
Foreign exchange translation adjustment	-	-	-	-	3,314	3,314
Net loss	-	-	-	(5,532,552)	-	(5,532,552)
Balance, December 31, 2013	1,465,712	1,466	46,715,500	(55,426,635)	(58,334)	(8,768,003)

Convertible notes, promissory notes, loan payable-related party, due to related parties and accrued interest converted into Series A and B preferred stock and immediately converted into commons stock	14,048,701	14,049	30,937,029			30,951,078
Conversion of accounts payable to common stock	1,836,361	1,836	4,347,592	-	-	4,349,428
Private placement (net of finders’ fee)	2,157,042	2,157	1,875,343	-	-	1,877,500
Foreign exchange translation adjustment	-	-	-	-	58,334	58,334
Stock- based compensation	811,000	811	1,390,312	-	-	1,391,123
Net loss	-	-	-	(30,883,096)	-	(30,883,096)
Balance, December 31, 2014	20,318,816	20,319	85,265,776	(86,309,731)	-	(1,023,636)

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,883,096)	$(5,532,552)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in fair value of derivative liabilities	(581)	(1,546,257)
Loss on extinguishment of debt	26,884,231	2,560,045
Accretion of discount on convertible notes	492,296	1,110,831
Non-cash interest and finance charges	83,247	645,562
Stock based compensation	1,391,123	132,093
Foreign exchange loss	58,334	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(67,500)	-
Deferred financing costs	-	24,013
Accounts payable and accrued liabilities	(145,199)	1,835,315
Research agreement obligations	-	76,367
NET CASH USED IN OPERATING ACTIVITIES	(2,187,145)	(694,583)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net of issuance costs of $387,500	1,877,500	-
Convertible notes issuance	418,000	728,000
Proceeds from loans payable	-	32,200
Repayment to related parties	-	(30,867)
Repayment of convertible notes	-	(20,000)
Repayment of promissory notes	(15,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,280,500	709,333

INCREASE IN CASH	93,355	14,750

CASH, BEGINNING OF YEAR	48,589	33,839

CASH, END OF YEAR	$141,944	$48,589

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014	Year Ended December 31, 2013

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

Accounts payable settled in common stock	$2,415,000	$558,000

Conversion of debt obligations into common stock:
Accrued interest	525,000	-
Convertible notes payable	4,116,000	738,000
Loans payable, related party	42,000	-
Promissory notes, related party	210,000	-
Due to related parties	369,000	-
Fair value derivative liability – conversion option at conversion	708,000	-

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

A second Phase I trial is underway at Mayo Clinic (“Mayo”) in Ovarian and breast cancer (Folate Receptor Alpha). Folate Receptor Alpha is expressed in nearly 50% of breast cancers and in addition, over 95% of ovarian cancers, for which the only treatment options are surgery and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for this type of cancer and survival prognosis is extremely poor after recurrence. In the USA alone, there are approximately 30,000 ovarian cancer patients newly diagnosed every year. These Folate Receptor Antigens are applicable to Ovarian and Triple Negative Breast Cancer. Both of these diseases have few treatment options if any beyond surgery and chemotherapy and therefore the Company is hopeful that it might be an ideal candidate for orphan drug status in these indications.

Phase II advancement will be assessed in the second quarter of 2015. TapImmune has an exclusive option to license this set of peptides after successful phase 1 trials.

In addition, enhancing the visibility of cancer or infected cells to a patient’s immune system is a critical aspect of an effective vaccine. In this regard, TapImmune’s PolyStart™ nucleic acid-based technology provides a four-fold increase in target cell specific naturally processed antigenic epitopes on a cells surface. This increased cell surface presentation corresponding increases activated Helper and/or long-lived Killer T-cell populations that then effectively seek out and work to destroy a patient’s cancer cells.

 The Company is also exploiting the emerging field of vaccinomics for the development of vaccines applicable to a broad patient population. TapImmune's immunotherapy technologies are also aimed at the prevention of emerging viral pathogens for pandemics and biodefense.

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at December 31, 2014, the Company had a working capital deficiency and has incurred significant losses since inception in the development of its business. Further losses are anticipated raising substantial doubt as to the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund clinical trials, ongoing research and development, maintenance and protection of patents, accommodation from certain debt obligations and ultimately on generating future profitable operations. Planned expenditures relating to current and future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

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

Historically the Company has raised capital through issuances of various financial instruments and the Company recently completed significant restructuring of outstanding debt and equity instruments into equity. Additional capital is required to expand programs including pre-clinical work and to progress clinical trials for the lead vaccine candidates. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company over the next twelve months.

There is no certainty that the Company will be able to arrange sufficient funding to satisfy current debt obligations or to continue development of products to marketability.

NOTE 2:SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation

These financial statements include the accounts of the Company and its wholly-owned subsidiaries GeneMax Pharmaceuticals Inc. (“GPI”) and GeneMax Pharmaceuticals Canada Inc. (“GPC”). All significant intercompany balances and transactions are eliminated upon consolidation. In the fourth quarter of fiscal 2014, the Company dissolved GPC and no longer has any Canadian subsidiary.

Use of Estimates

Preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ materially from those estimates. Significant areas requiring management’s estimates and assumptions include deferred taxes and related tax balances and disclosures, determining the fair value of stock-based compensation and stock based transactions, the fair value of the components of the convertible notes payable and accrued liabilities. Matters impacting the Company’s ability to continue as a going concern and contingencies also involve the use of estimates and assumptions.

Fair Value Measurements

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, accrued compensation, and other accrued liabilities, approximate cost because of their short maturities. The Company measures the fair value of certain of its financial assets and liabilities on a recurring basis. A fair value hierarchy is used to rank the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

• Level 1-Quoted prices (unadjusted) in active markets for identical assets and liabilities.

•   Level 2-Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•   Level 3-Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Financial Instruments and Concentration of Credit Risk.

The fair values of cash, accounts payable, and other current monetary liabilities approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations and financing activities are conducted primarily in United States dollars, and as a result the Company is not subject to significant exposure to market risks from changes in foreign currency rates. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest or credit risks arising from assets and liabilities classified as financial instruments.

Prior Period Reclassifications

Certain prior period amounts that were combined in the December 31, 2013 consolidated financial statements have been reclassified for comparability with the December 31, 2014 presentation. These reclassifications had no effect on previously reported net loss.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award. The fair value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. The expense recognized for the portion of the award that is expected to vest has been reduced by an estimated forfeiture rate. The forfeiture rate is determined at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Expected Term — The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility — The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models. The Company recognizes fair value of stock options granted to nonemployees as stock-based compensation expense over the period in which the related services are received.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Potential deferred tax assets and liabilities are measured using enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on potential deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of allowances against deferred tax assets.

Derivative Liability

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

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of financial instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the years ended December 31, 2014 and 2013, due to net losses.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	December 31,
	2014	2013
Common stock options	65,430	65,430
Common stock warrants - equity treatment	2,556,133	25,168
Common stock warrants - liability treatment	103,284	124,284
Convertible notes	-	738,760
Excluded potentially dilutive securities	2,724,847	953,642

Recently Issued Accounting Pronouncements

Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation removes all incremental financial reporting requirements for development stage entities, including the removal of reporting of the cumulative results of operations and cash flows for the period from inception to the end of the current period. The update is effective for the first annual period beginning after December 15, 2014. Early adoption is permitted, and the Company has adopted this change effective with its form 10-Q filing for the period ending September 30, 2014.

 Accounting Standard Update No. ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements.

NOTE 3:ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts Payable and Accrued Liabilities

	December 31, 2014	December 31, 2013
	$	$

Trade accounts payable	620,826		1,450,083
Share-settled debt	-		1,348,663
Accrued liabilities	68,448		201,334
Employee payroll and severance	-		220,290
Accrued interest	4,088		558,032
	693,362		3,778,401

During fiscal 2014 the Company converted $2,415,000 accounts payable and accrued liabilities into 1,836,000 shares of common stock. The fair value of the shares, based on the trading price of the stock on the date of conversion, was $4,349,000 and the Company recorded a loss on extinguishment of $1,934,000.

NOTE 4:RESEARCH AGREEMENTS

Crucell Holland B.V. (“Crucell”) – Research License and Option Agreement

Effective August 7, 2003, Crucell and the Company’s subsidiary GPI entered into a five-year research license and option agreement. In addition, retroactively effective August 7, 2008, the Company negotiated an amended license agreement for the use of Crucell’s adenovirus technology. The Company was required to make annual license payments on the anniversary of the effective date for the three year term equal to $91,000 per annum for three years through December 2011. As of December 31, 2013 and 2014, the Company accrued $492,365 under the amended agreement, inclusive of 15% interest on outstanding amounts.

The Company has not made use of the Crucell technology in its current work and has not asked for nor received any work product. Management hopes to settle the outstanding amounts with Crucell in 2015 and formally terminate the research license.

NOTE 5:DERIVATIVE LIABILITY

During 2014 the Company entered into numerous extinguishment agreements with various holders. As a result the derivative liability associated with the bifurcated conversion options were extinguished at the date of conversion and recorded in the loss on extinguishment in the Statement of Operations. The inputs utilized in the final mark to market were as follows:

	Weighted Average Inputs for the Period
Date of valuation	For the Quarter Ending March 31, 2014	For the Quarter ending June 30, 2014	Total
Dividend yield (per share)	0%	0%
Strike price	$1.027	$0.88
Volatility (annual)	199.00%	199.00%
Risk-free rate	0.05%	0.05%
Contractual term (years)	0.24	0.06

Fair value of Conversion Option at extinguishment	$708,000	$4,000	$ 712,000

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the years ended 2014 and 2013 is as follows:
	December 31, 2013				December 31, 2014
	Contractual Life (Years)	Risk free Rate	Dividend yield	Volatility	Contractual Life (Years)	Risk free Rate	Dividend yield	Volatility
Share purchase warrants	0.85 to 2.78	0.13% to 0.78%	0.00%	199%	1.22 to 3.53	0.25% to 1.10%	0.00%	155.90% to 190.68%

The foregoing assumptions are recalculated every reporting period and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of December 31, 2014
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$9,415	-	-	$9,415	$9,415
Total	$9,415	-	-	$9,415	$9,415

	As of December 31, 2013
		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$140,504	-	-	$140,504	$140,504
Derivative liability – conversion option	582,300	-	-	582,300	582,300
Total	$722,804	-	-	$722,804	$722,804

There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2014.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2014:
	Derivative liability – conversion option	Derivative liability – warrants
Balance – January 1, 2013	$868,000	$977,000
Additions during the year	811,000	206,000
Total unrealized (gains) or losses included in net loss	(1,096,000)	-
Change in fair value of warrant liability	-	(1,043,000)
Balance – December 31, 2013	$583,000	$140,000
Gain on settlement of debt	(714,000)	-
Change in fair value of conversion option liability	131,000	-
Change in fair value of warrant liability	-	(131,000)
Balance – December 31, 2014	$-	$9,000

The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of common stock, the historical volatility of the stock price, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and dividend yield. Changes in these assumptions can materially affect the fair value estimate. The Company could ultimately incur amounts to settle the warrant at a cash settlement value that is significantly different than the carrying value of the liability on the financial statements. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants liability are recognized as a component of other income (expense) in the Statements of Operations.

The net cash settlement value at the time of any future transactions, where the Company consolidates or merges with another entity, will depend upon the value of the following inputs at that time: the consideration value per share of the Company’s common stock, the volatility of the Company’s common stock, the remaining term of the warrant from announcement date, the risk-free interest rate based on U.S. Treasury security yields, and the Company’s dividend yield. The warrant requires use of a volatility assumption equal to the greater of 100% and the 100-day volatility function determined as of the trading day immediately following announcement of a Fundamental Transaction.

NOTE 6:CONVERTIBLE NOTES PAYABLE

The following table summarizes the Company’s outstanding convertible note obligations:

		Stated		Principal Balance Outstanding
Issue Date	Maturity Date	Interest Rate	Conversion Terms	December 31, 2014	December 31, 2013
2/24/2011	2/24/2014	10.0%	Variable at $25.00	$ -	$ 980,858
4/4/2011	4/4/2014	10.0%	Variable at $25.00	-	215,000
6/6/2011	6/6/2014	10.0%	Variable at $25.00	-	30,000
8/12/2012	11/12/2012	10.0%	Variable at $9.00	-	27,500
8/20/2012	8/20/2013	8.0%	Variable at $9.00	-	20,000
10/15/2012	10/15/2013	8.0%	Variable at $12.00	-	340,000
11/20/2012	11/20/2013	5.0%	Variable at $9.00	-	10,748
12/18/2012	12/14/2013	9.0%	Fixed at $10.00	-	50,000
1/5/2013	5/31/2014	None	Fixed at $8.00	-	452,729
1/31/2013	5/31/2014	None	Fixed at $4.00	-	24,135
2/27/2013	2/27/2014	5.0%	Variable at $9.00	-	58,500
4/2/2013	6/2/2013	8.0%	Fixed at $7.00	-	80,967
4/18/2013	12/18/2013	8.0%	Fixed at $7.00	-	31,688
5/2/2013	5/31/2014	10.0%	Variable at $3.44	-	50,000
5/5/2013	7/5/2013	8.0%	Fixed at $7.00	-	45,000
5/14/2013	5/14/2014	8.0%	Fixed at $6.00	-	126,000
6/27/2013	6/27/2014	5.0%	Variable at $9.00	-	37,620
6/19/2013	6/19/2014	10.0%	Variable at $9.00	-	32,000
7/12/2013	7/12/2014	8.0%	Fixed at $3.00	-	96,800
10/18/2013	4/18/2014	None	Variable at $1.00	-	94,444
11/1/2013	5/1/2014	None	Variable at $1.00	-	80,000
12/19/2013	6/19/2014	None	Variable at $1.00	-	277,222
12/23/2013	6/23/2014	10.0%	Fixed at $7.00	-	536,400

	Total convertible notes			$-	$3,697,611
	Unamortized note discount			-	(535,634)
	Total on Balance sheet			$-	$3,161,977

Issuance of Convertible Preferred Stock

During the year the Company issued $418,000 of convertible notes.  The notes carried no interest rate and were converted shortly thereafter (see Extinguishment loss) into preferred stock and immediately into common stock.

Debt converted to Preferred Stock and immediately converted into common stock

During the year, note holders that included Convertible notes, Loans payable, Promissory notes-related party & Due to related party exchanged approximately $4.7 million of debt and $0.5 million of accrued interest for shares of preferred stock, which was immediately converted into 14.0 million shares of common stock with a fair value of approximately $31 million. The total loss on extinguishment associated with the note conversions was $24.9 million, which includes the extinguishment of the derivative liability – conversion option of $0.7 million.

NOTE 7:LOANS PAYABLE

As at December 31, 2014, there were unsecured loan payable in the amount of $nil (December 31, 2013 - $42,200). During the year ended December 31, 2014, investors converted $37,000 and a related party converted $5,200 of the loan into preferred stock which was immediately converted into common stock (see note 6).

NOTE 8:PROMISSORY NOTES, RELATED PARTY

The Company has outstanding promissory notes in the amount of $52,942 (December 31, 2013 - $277,942), of which $23,000 of promissory notes are from an officer and a director of the Company. The promissory notes bear no interest charges and have no fixed repayment terms.

During the year ended December 31, 2014, a note holder converted outstanding principal of $210,000 and accrued interest of $12,000 into preferred stock which was immediately converted into common shares (see note 6).

During the year ended December 31, 2014, $15,000 (2013 - $nil) of the promissory notes were repaid to an officer and director of the Company.

NOTE 9:DUE TO RELATED PARTIES

During the year ended December 31, 2014 the Company has outstanding promissory notes in the amount of $nil (December 31, 2013 - $369,000). During the fiscal year 2014, the related parties converted the notes of $369,000 into preferred stock which was immediately converted into common stock (See note 6).

NOTE 10:  CAPITAL STOCK

Stock Split and increase in authorized shares

On February 18, 2014, the Company completed a reverse stock split thereby issuing 1 new share for each 100 outstanding shares of the Company’s common stock and amended the Company’s Articles of Incorporation to increase the authorized shares of common stock from 150,000,000 shares of common stock to 500,000,000 shares.

Share Capital

On January 6, 2014, the Company designated 1,250,000 Series A preferred shares par value $0.001 (“Series A Convertible Preferred Stock”). Each share of Series A Convertible Preferred Stock automatically converted into five (5) shares of the Company’s common stock upon the occurrence of the 1:100 reverse stock split.

On February 18, 2014, the Company created a class of up to 1,500,000 preferred shares, par value $0.001, called Series B convertible preferred stock (“Series B Convertible Preferred Stock”). The terms of the Series B Convertible Preferred Stock are:

•	rank pari passu to the common stock with respect to rights on liquidation, winding up and dissolution;

•	have no dividend rights except as may be declared by the Board in its sole and absolute discretion;

•	shall have the right to cast one thousand (1,000) votes for each share held of record on all matters submitted to a vote of holders of the Corporation’s common stock; and

•	shall automatically convert into seven (7) shares of common upon the occurrence of a 1:100 reverse stock split.

All prior period share transactions included in the Company’s stock transactions and balances have been retroactively restated for the reverse stock splits described above. There are no shares outstanding under preferred shares as of December 31, 2014.

2014 Share Transactions

Consulting services

During the year ended December 31, 2014, the Company issued in aggregate 811,000 shares of common stock in exchange for consulting services for which performance was complete. The fair value of the common stock recognized was approximately $954,000.

Private placements

During the year ended December 31, 2014, the Company entered into a Securities Purchase Agreement with a single institutional investor for the sale of 1,886,792 units at a purchase price of $1.06 per unit, for a total purchase price of $1,836,000, net of finders’ fee of $164,000. Each unit consists of one common share and one share purchase warrant exercisable at $1.17 for a period of 5 years. The Company also issued 94,340 placement agent share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $1.325 per share for an exercise period of up to five years from the issuance date. The warrants were included within equity. The fair value of these warrants was determined to be $111,000, using the Black-Scholes Option Pricing Model with a contractual term of 5 years, a risk free interest rate of 1.66%, a dividend yield of 0%, and an expected volatility of 150.3%.

During the year ended December 31, 2014, the Company received subscription proceeds of $265,000 for 265,000 units. Each unit consists of one share of common stock and one share purchase warrant exercisable at $2.50 for a period of 3 years. The Company also issued 5,250 shares of common stock as finders’ fee relating to the subscription proceeds. The fair value of the common stock was determined to be $5,250.

Stock Compensation Plan

On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) which supersedes and replaces the 2007 Stock Plan. The 2009 Plan allows for the issuance of up to 100,000 common shares. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.

The expensed portion of the value of the granted and vested options during the year ended December 31, 2014 was $15,000 (2013 - $132,093) which was recorded as stock based consulting and management fees.

Share purchase options

A summary of the Company’s stock options as of December 31, 2014 and 2013 and changes during the years is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2012	65,430	18.00	6.05
Issued	-	-	-
Cancelled/Forfeited	-	-	-

Balance, December 31, 2013	65,430	18.00	5.04
Issued	-	-	-
Cancelled/Forfeited	-	-	-
Balance, December 31, 2014	65,430	$18.00	4.04

At December 31, 2014, the intrinsic value of the vested options was equal to $nil (2013 - $nil).

A summary of the status of the Company’s unvested options as of December 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2013	1,111	$18.00
Granted	-	-
Vested	(833)	18.00
Cancelled	-	-

Unvested, December 31, 2014	278	$18.00

Share Purchase Warrants

In September, 2014, the Company issued 100,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $1.15 per share for an exercise period of up to five years from the issuance date. The warrants were issued pursuant to a service agreement. The fair value of these warrants was determined to be $105,000, using the Black-Scholes Option Pricing Model with a contractual term of 5 years, a risk free interest rate of 1.63%, a dividend yield of 0%, and an annual volatility of 150.18%.

In March, 2014, the Company issued 100,000 share purchase warrants to acquire an equivalent number of common shares of the Company, at an exercise price of $4.00 per share for an exercise period of up to four years from the issuance date. The warrants were issued pursuant to a technology option agreement. The fair value of these warrants was determined to be $303,000 and was recorded in general and administrative expenses. The weighted average assumptions used for the Black-Scholes option-pricing model to value these warrants were: volatility of 156.6%, risk free rate of 1.4%, term of 4 years and dividend rate of 0%. The Company used the Black-Scholes option-pricing model as the resultant fair value is not significantly different than the Monte Carlo option pricing model. In August 2014, the Company repriced the 100,000 warrants by reducing the exercise price from $4.00 to $1.06. As a result, the Company recorded incremental fair value of $14,000 during the year ended December 31, 2014.

A summary of the Company’s share purchase warrants as of December 31, 2014 and changes during the year is presented below:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2013	149,452	25.85	2.76
Issued	2,546,132	1.30	4.23
Exercised	-	-	-
Extinguished or expired	(36,167)	40.00	-
Balance, December 31, 2014	2,659,417	$1.83	4.15

NOTE 11:  INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2014 and 2013 are as follows:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Federal:
Current	$-	$-
Deferred	(1,265,000)	(1,321,000)

State:
Current	-	-
Deferred	-	-
	(1,265,000)	(1,321,000)
Change in valuation allowance	1,265,000	1,321,000
Income tax provision (benefit)	$-	$-

The effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2014 and 2013 are as follows:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

Deferred tax assets:
Ney operating loss carryforwards	$10,433,000	$9,174,000
Stock-based compensation	$1,871,000	$1,866,000
Technology licensing fee	167,000	167,000
Total deferred tax assets	12,471,000	11,207,000
Valuation allowance	(12,471,000)	(11,207,000)
Deferred tax assets, net of valuation allowance	$-	$-

The Company assesses the likelihood that deferred tax assets will be realized.  To the extent that realization is not likely, a valuation allowance is established.  Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2014 and 2013.

The Company has not filed U.S tax returns since inception, but is in the process of filing tax returns for the years ended December 31, 2014, 2013, 2012, 2011, 2010, and 2009. The Net operating losses (“NOLs”) will not be available to reduce future taxable income until the returns are filed. Assuming these returns are filed, as of December 31, 2014 and 2013, the Company has approximately $30,686,428 and $26,982,085, respectively, of federal NOLs that may be available to offset future taxable income, if any.  The federal net operating loss carryforwards, if not utilized, will expire beginning in 2023.

The Company has also not filed any Canadian tax returns for GPC, which was dissolved in the fourth quarter of fiscal year 2014. The Company could be subject to fines and penalties for not filing the tax returns. The Company does not know the quantum of such fines and penalties, if any, and no liabilities have been accrued in the fiscal year 2014.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership.  A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

For the years ended December 31, 2014 and 2013, the expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013

U.S. federal statutory rate	$(10,449,000)	$(1,881,000)

Permanent differences
- Non-cash loss on extinguishment of debt	9,122,000	893,000
-Other permanent differences	62,000	(334,000)
Change in valuation allowance	1,265,000	1,322,000
Income tax provision (benefit)	$-	$-

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  As of December 31, 2014 and 2013, there were no unrecognized tax benefits.  The Company recognizes accrued interest and penalties as income tax expense.  No amounts were accrued for the payment of interest and penalties at December 31, 2014 and 2013.  The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

NOTE 12:CONTINGENCIES AND COMMITMENTS

Contingencies:

Consultant Litigation

In May 2012, the Company issued 112,000 post-consolidated shares of common stock to two consultants. The Company contested the validity of the services provided and initially were able to delay the sale of the contested shares. The Company was not successful in recovering the contested shares. A claim for alleged damages of approximately $362,000 plus costs by one of the consultants as a result of the contesting of the issuance of the shares has been filed in the Supreme Court of New York. The claim is for damages on the difference between market price at the time the Company was able to delay the sale of his shares and the market price at the time of the sale of all of his shares. As the result of a judicial decision in New York the consultant received a bond payment of approximately $100,000 that the Company had used to secure a temporary restraining order against the issuance of stock to him. Following hearings at the International Arbitration Tribunal held in New York on May 13-16 the arbitrator ordered (on July 18, 2014) the consultant to pay Tapimmune $196,204 plus 9% interest from the date of the award. The Company is attempting to collect the award from Mr. Gardner.

The law firm that we used to pursue the Gardner Action was awarded a judgment against us for $210,255 of unpaid legal fees (“G&S Judgment”). Shareholders of the Company acquired the G&S Judgment in full, converted that Judgment into preferred shares of the Company (which in turn converted into common stock) and subsequently released the Company from any liability related thereto.

On July 18, 2014, the International Center for Dispute Resolution International Arbitration Tribunal issued a Final Award in the matter of TapImmune Inc. vs. Michael Gardner awarding TapImmune $196,204 plus post-award interest at a rate of 9% per year. This award stemmed from the dispute discussed above with Mr. Gardner regarding the May 2012 consulting agreement. The arbitrator found that we were fraudulently induced into entering said agreement through “1) misrepresentations as to what he would or could do for the Company, including raising funds, and 2) omissions about his reputation and ability to obtain or assist in obtaining financing for TapImmune” among other reasons. We are attempting to collect the award from Mr. Gardner.

One of our suppliers, Fischer Scientific was awarded a judgment against us for $51,000 which is equal to the amount owed to them. We intend on settling that matter in the second quarter of 2015.

NOTE 13:SUBSEQUENT EVENTS

1.
On January 12, 2015, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of 7,320,000 units at a purchase price of $0.20 per unit, for a total purchase price of approximately $1,250,000, net of finders’ fee and offering expenses of approximately $214,000. Each unit consisting of (i) one share of the Company’s Common Stock, (ii) one Series A warrant to purchase one share of common stock, (iii) one Series B warrant to purchase one share of common stock (iv) one Series C warrant to purchase one share of common stock, (v) one Series D warrant to purchase one share of common stock, and (vi) one Series E warrant to purchase one share of common stock (the Series A, B, C, D and E warrants collectively, the “January 2015 Warrants”). Series A warrants are exercisable at $1.50 per share, with a five year term. Series B warrants are exercisable at $0.40 per share, with a six month term. Series C warrants are exercisable at $1.00 per share, with a five year term. Series D warrants are exercisable at $0.75 per share only if and to the extent that the Series B warrants are exercised, with a five year term from the date that the Series B warrants are exercised. Series E warrants are exercisable at $1.25 per share, only if and to the extent that the Series C warrants are exercised, with a five year term from the date that the Series C warrants are exercised.

Pursuant to a placement agent agreement, the Company agreed to issue warrants to purchase an aggregate of up to 5% of the aggregate number of shares of common stock sold in the offering to the placement agents. The placement agent warrants have substantially the same terms as the January 2015 Warrants.

2.
On March 9, 2015, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of 5,000,000 units at a purchase price of $0.20 per unit, for a total purchase price of approximately $950,000, net of finders’ fee and offering expenses of approximately $50,000. Each unit consisting of (i) one share of the Company’s Common Stock, (ii) one Series A warrant to purchase one share of common stock, (iii) one Series B warrant to purchase one share of common stock (iv) one Series C warrant to purchase one share of common stock, (v) one Series D warrant to purchase one share of common stock, and (vi) one Series E warrant to purchase one share of common stock (the Series A, B, C, D and E warrants collectively, the “March 2015 Warrants”). The March 2015 Warrants have substantially the same terms as the January 2015 Warrants.

Pursuant to a placement agent agreement, the Company agreed to issue warrants to purchase an aggregate of up to 2.5% of the aggregate number of shares of common stock sold in the offering to the placement agents. The placement agent warrants have substantially the same terms as the March 2015 Warrants.

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (“US GAAP”).

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as at December 31, 2014 such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

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

Management believes that none of the material weaknesses set forth above had a material adverse effect on the Company’s financial results for the fiscal year ended December 31, 2014 but management is concerned that the material weakness in entity level controls set forth in item (1) results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, it could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended December 31, 2014  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Glynn Wilson	68	Chairman, Chief Executive Officer, Principal Executive Officer and a Director
Mark Reddish	60	Vice President Development
Sherry Grisewood	62	Independent Board Member
David Laskow-Pooley	[--]	Independent Board Member

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Glynn Wilson, Ph.D., Chief Executive Officer and Chairman

Dr. Wilson brings an extensive background of success in corporate management and product development with tenures in both major multinational pharmaceutical companies and start-up pharmaceutical/biotech organizations. Dr. Wilson's former positions include Head of Drug Delivery at SmithKline Beecham Pharmaceuticals, Research Area Head in Advanced Drug Delivery at Ciba-Geigy Pharmaceuticals, and President and co-founder of Auriga Pharmaceuticals. As Executive Vice President of R&D at Tacora Corporation he was responsible for merging the Company with Access Pharmaceuticals. He is a recognized leader in the development of drug delivery systems and has been involved in taking lead products & technologies from concept to commercialization. Glynn has a Ph.D. in Biochemistry and conducted medical research at The Rockefeller University, New York. He has been on the Board of TapImmune for 5 years.

Mark Reddish, Director

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

David Laskow-Pooley

Mr. Laskow-Pooley is currently CEO of LondonPharma Ltd, a clinical stage company re-purposing approved drugs through novel drug delivery technologies and is the Co-founder of Pharmafor Ltd. He was formerly Managing Director (UK) of Nasdaq- listed drug discovery platform company, OSI, and was part of the corporate team that developed and launched Tarceva for the treatment of lung cancer with marketing partners Roche and Genentech. He has had a distinguished career in multinational pharmaceutical companies including Glaxo SmithKline and Abbott, in addition to InVitrogen (Biotech Life Sciences) and Amersham, now GE Healthcare (Diagnostic Imaging). He currently serves as a non-executive director and Chairman of OBN Ltd, an industry representative for small to medium enterprises (SME's) in the UK.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until they resign or are removed from the board in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

On December 31, 2014 we had 1 full-time employee and a number of management and scientific consultants.

Audit Committee

Our Board of Directors has established an Audit Committee which functions pursuant to a written charter adopted by our Board of Directors in March 2004. The members of our Audit Committee as of December 31, 2014 were Dr. Wilson, Mr. Reddish and Ms. Grisewood.

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

Compensation Committee

Dr. Wilson and Ms. Grisewood serve on our compensation committee, which is now led by Ms. Grisewood.

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

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the Year Ended December 31, 2014.

ITEM 11.EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers for their services as executive officers during our fiscal years ended December 31, 2014 and December 31, 2013:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)
Glynn Wilson Chairman, CEO and Principal Executive Officer and Acting Principal Accounting Officer	2014 2013	180,000 180,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	180,000 180,000

Mark Reddish VP Development	2014 2013	15,000 60,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	15,000 60,000

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

The following table sets forth information as at December 31, 2014 relating to outstanding equity awards for each Named Executive Officer:

Outstanding Equity Awards at Year End Table
Name	Number of Securities Underlying Unexercised Options (exercisable)	Number of Securities Underlying Unexercised Options (unexercisable)	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Glynn Wilson Chairman, CEO and Principal Executive Officer	400 16,000(1) 1,600(1) 20,000(1)	Nil Nil Nil Nil	Nil Nil Nil Nil	$17.00(2) $17.00(2) $17.00 $19.00	07/06/17 10/14/19 02/16/21 03/16/16
Mark Reddish VP Development	2,000 2,500	Nil Nil	Nil Nil	$17.00 $18.00	02/16/21 04/30/22
(1)	The plan under which these shares were issued was approved by the Board of Directors and the shareholders in 2009 but did not come into effect until February 22, 2010.
(2)	Effective February 16, 2011, the option exercise price was reduced to $17.00.

The following table sets forth information relating to compensation paid to our directors for their services as directors in the fiscal year ended December 31, 2014, and excludes compensation paid to our directors for their services as executive officers:

Director Compensation Table
Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Glynn Wilson	Nil	Nil	Nil	Nil	Nil
Sherry Grisewood	Nil	Nil	Nil	Nil	Nil
Mark Reddish	Nil	Nil	Nil	Nil	Nil

Employment, Consulting and Services Agreements

In November 2013, the Company entered into an advisory agreement with a consultant to provide expertise in the areas of finance, corporate restructuring and corporate development to the management and board of TapImmune for a one year term. The advisory agreement provides for an advisory fee of $10,000 per month from November 2013 to May 2014 for six months, extended for additional six months. The advisory agreement has been renewed for another 12 months expiring December 31,  2015. The Company also granted 250,000 shares to the consultant (his company) post restructuring of the Company’s debt.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)		Percent of Class
Directors and Officers:
Glynn Wilson 1551 Eastlake Avenue East, Suite 100, Seattle, Washington	844,970	(2)	2.59%

Mark Reddish, VP Development 1551 Eastlake Avenue East, Suite 100, Seattle, Washington	229,500	(3)	<1.00%
Sherry Grisewood 1551 Eastlake Avenue East, Suite 100, Seattle, Washington	28,329		<1.0%
All executive officers and directors as a group (3 persons)	1,102,799		3.38%

Major Stockholders:
Eastern Capital Limited	30,000,000	(4)	52.0%
Empery Asset Management	3,622,099	(5)	9.99%
Brio Capital Master Fund	30,000,000	(4)	52.0%
Iroquios Capital Management	3,622,099	(5)	9.99%
Brio

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this Annual Report. As of the date of this Annual Report, there were 32,638,810 shares of common stock issued and outstanding.
(2)
This figure includes (i) 806,970 shares of common stock; and (ii) 18,000 options to acquire an equivalent number of common shares at $17 for 5 years and 20,000 options to acquire an equivalent number of common shares at $19 for 5 years.

(3)	This figure includes (i) 225,000 shares of common stock; and (ii) 2,000 vested options exercisable at $17 and 2,500 vested options exercisable at $18.
(4)
This figure includes 5,000,000 shares of common stock issued to Eastern Capital Limited in March 2015 (we have not verified that Eastern Capital Limited still holds these shares) and 5,000,000 shares underlying warrants exercisable at $0.40, 5,000,000 shares underlying warrants exercisable at $0.75, 5,000,000 shares underlying warrants exercisable at $1.00, 5,000,000 shares underlying warrants exercisable at $1.25 and 5,000,000 shares underlying warrants exercisable at $1.50.

(5)
This figure includes 1,434,453 shares of common stock issued to this shareholder in January 2015 (we have not verified that this shareholder still holds these shares, and we have assumed that the shareholder no longer holds shares issued to it in August 2014) and 2,187,646 shares underlying Series B and Series C Warrants.  The Series B and Series C warrants held by this shareholder are subject to a 9.9% “blocker” such that at no time may it exercise any such warrants if that exercise would increase its beneficial ownership over 9.99% of the then outstanding shares of common stock.  We have not verified that this shareholder has not transferred its Series B or Series C warrants, and this table does not take into account any shares underlying warrants that we deem would make the shareholder’s beneficial ownership of our common stock exceed any blockers in warrants held by this shareholder.

(6)
This figure includes 2,500,000 shares of common stock issued to this shareholder in January 2015 (we have not verified that this shareholder still holds these shares) and 1,137,646 shares underlying Series B and Series C Warrants.  The Series B and Series C warrants held by this shareholder are subject to a 9.9% “blocker” such that at no time may it exercise any such warrants if that exercise would increase its beneficial ownership over 9.99% of the then outstanding shares of common stock.  We have not verified that this shareholder has not transferred its Series B or Series C warrants, and this table does not take into account any shares underlying warrants that we deem would make the shareholder’s beneficial ownership of our common stock exceed blockers in warrants held by this shareholder.

(7)
This figure includes 1,250,000 shares of common stock issued to Iroquois Master Fund Ltd. in January 2015 (we have not verified that this shareholder still holds these shares) and 2,362,646  shares underlying Series B and Series C Warrants.  The Series B and Series C warrants held by this shareholder are subject to a 9.9% “blocker” such that at no time may it exercise any such warrants if that exercise would increase its beneficial ownership over 9.99% of the then outstanding shares of common stock.  We have not verified that this shareholder has not transferred its Series B or Series C warrants, and this table does not take into account any shares underlying warrants that we deem would make the shareholder’s beneficial ownership of our common stock exceed blockers in warrants held by this shareholder.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2013, the Company entered into transactions with certain officers and directors of the Company as follows:

(a)	incurred $69,000 (2013 - $330,500) in management and consulting fees and $90,000 (2013 - $168,000) in research and development services paid to officers and directors during the year;

(b)	recorded $15,000 (2013 - $46,988) in stock based compensation for the fair value of options granted to management that were granted and or vested during the year;

(c)	converted $459,345 (2013 - $nil) of debt due to related parties during the year, which was settled with shares.

(d)	Repaid $15,000 (2013 - $nil) in promissory notes to an officer and director of the Company (Note 8).

(e)	Borrowed $nil (2013 - $2,200) as a loan from an officer and director of the Company.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal year ended December 31, 2014.

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal year ended December 31, 2013. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2014	Year Ended December 31, 2013

Audit Fees	$75,000	$60,000
Audit Related Fees	$50,000	$45,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
	$125,000	$105,500

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

ITEM 15.EXHIBITS
The following exhibits are filed as part of this registration statement. Exhibit numbers correspond to the exhibit requirements of Regulation S-K.

Exhibit No.	Description
3.1	Amended Articles of Incorporation dated February 3, 2009 as filed as Exhibit 3.1 to Form 8-K filed on February 6, 2009 and incorporated herein by reference.
3.2	Amended Articles of Incorporation dated May 19, 1999 as filed as Exhibit 2.1 to the Registration Statement filed on Form 10-SB on September 3, 1999 and incorporated herein by reference.
3.3	Amended and Restated Bylaws of the Company dated May 10, 2004 as filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB as filed on May 20, 2004 and incorporated herein by reference.
4.1	Securities Purchase Agreement, dated May 17, 2010, as filed as Exhibit 10.1 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.2	Registration Rights Agreement, dated May 24, 2010, as filed as Exhibit 10.4 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.3	Security Agreement, dated May 24, 2010, as filed as Exhibit 10.3 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.4	Form of Senior Secured Convertible Note, as filed as Exhibit 10.2 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.5	Form of Series A Warrants, as filed as Exhibit 10.5 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.6	Form of Series B Warrants, as filed as Exhibit 10.6 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.7	Form of Series C Warrants, as filed as Exhibit 10.7 to our Current Report on Form 8-K as filed on May 18, 2010 and incorporated herein by reference.
4.8	Securities Purchase Agreement, dated February 24, 2011, as filed as Exhibit 10.1 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.
4.9	Form of Convertible Note, as filed as Exhibit 10.2 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.
4.10	Security Agreement, dated February 24, 2011, as filed as Exhibit 10.3 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.
4.11	Form of Warrant, as filed as Exhibit 10.4 to our Current Report on Form 8-K as filed on March 2, 2011 and incorporated herein by reference.
4.12
Form of Convertible Note in connection with the sale of same on April 12, 2011 filed as an Exhibit to the Company’s Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.

4.13	Security Agreement, dated April 12, 2011 filed as an Exhibit to the Company’s Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.
4.14
Form of Securities Purchase Agreement in connection with the sale of Units on April 14, 2011 filed as an Exhibit to the Company’s Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.

4.15
Form of Warrant in connection with Securities Purchase Agreement dated April 14, 2011 filed as an Exhibit to the Company’s Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.

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

10.7
Option and Settlement Agreement made January 23, 2006 between GeneMax Pharmaceuticals, GeneMax Pharmaceuticals Inc., UBC and Dr. Jefferies as filed as an Exhibit to the Company’s Current Report on Form 8-K as filed on January 24, 2006 and incorporated by reference herein.

10.8	2009 Stock Incentive Plan as filed as Exhibit B to our Information Statement filed on Definitive Schedule 14-C on January 29, 2010 and incorporated herein by reference.
10.9
Technology Option Agreement, dated June 1, 2010, between TapImmune Inc. and Mayo Foundation for Education and Research as filed as an Exhibit to the Company’s Current Report on Form 8-K as filed on June 4, 2010 and incorporated by reference herein.

10.10
Employment Agreement between Dr. Glynn Wilson and the Company dated March 16, 2011 filed as an Exhibit to the Company’s Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.

21.1	Subsidiaries of TapImmune Inc. filed as an Exhibit to the Company’s Annual Report on Form 10-K as filed on April 18, 2011 and incorporated by reference herein.
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).*
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.

By:	/s/ Glynn Wilson Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Acting Principal Accounting Officer Date: April 15, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:           /s/ Glynn Wilson
Glynn Wilson, Director
April 15, 2015

By:           /s/ Sherry Grisewood
Sherry Grisewood, Director
April 15, 2015

By:           /s/ David Laskow-Pooley
David Laskow-Pooley, Director
April 15, 2015