Form 10-Q
period 2015-03-31
TAPIMMUNE INC
filed 2015-05-15
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

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

Yes  ☐   No  ☒

As of May 15, 2015, the Company had 32,638,811 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TAPIMMUNE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$1,453,505	$141,944
Prepaid expenses and deposits	82,504	82,504

	$1,536,009	$224,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$703,323	$693,362
Research agreement obligations	492,365	492,365
Derivative liability – warrants	2,052,975	9,415
Promissory notes	52,942	52,942
	3,301,605	1,248,084

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
32,638,811 shares issued and outstanding (2014 – 20,318,815)	32,639	20,319
Additional paid-in capital	85,493,220	85,265,776
Accumulated deficit	(87,291,455)	(86,309,731)
	(1,765,596)	(1,023,636)

	$1,536,009	$224,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Operating expenses:
General and administrative	$418,786	$1,164,098
Research and development	609,378	22,500

Loss from Operations	(1,028,164)	(1,186,598)

Other Income (Expense)
Changes in fair value of derivative liabilities	46,440	(338,297)
Accretion of discount on convertible notes	-	483,636)
Interest and financing charges	-	(35,269)
Loss on extinguishment of debt	-	(27,663,430)
Net Loss for the Period	(981,724)	(29,707,230)
Other comprehensive income
Foreign exchange translation adjustment	-	(1,249)
TOTAL COMPREHENSIVE LOSS	$(981,724)	$(29,708,479)

Basic and Diluted Net Loss per Share	$(0.04)	$(3.89)

Weighted Average Number of Common Shares Outstanding	27,611,255	7,631,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock			Additional			Accumulated Other

	Number of shares	Amount		Paid In Capital	Accumulated Deficit		Comprehensive Loss	Total
		$		$	$		$	$
Balance, December 31, 2014	20,318,816		20,319	85,265,776		(86,309,731)	-		(1,023,636)

Private placement (net of finders’ fee of $140,000)	12,319,995		12,320	2,313,694		-	-		2,326,014
Fair value of warrants recognized as derivative liabilities	-		-	(2,090,000)		-	-		(2,090,000)
Stock- based compensation	-		-	3,750		-	-		3,750
Net loss	-		-	-		(981,724)	-		(981,724)
Balance, March 31, 2015	32,638,811		32,639	85,493,220		(87,291,455)	-		(1,765,596)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(981,724)	$(29,707,230)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in fair value of derivative liabilities	(46,440)	338,297
Loss on extinguishment of debt	-	27,663,430
Non-cash interest and finance charges	-	483,636
Stock based compensation	3,750	690,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9, 961	158,913
NET CASH USED IN OPERATING ACTIVITIES	(1,014,453)	(372,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net of issuance costs of $140,000	2,326,014	-
Convertible note issuance	-	418,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,326,014	418,000

INCREASE IN CASH	1,311,561	45,046

CASH, BEGINNING OF PERIOD	141,944	48,589
CASH, END OF PERIOD	$1,453,505	$93,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

Accounts payable settled in common stock	$-	$513,000

Conversion of debt obligations into common stock:
Accrued interest	-	476,000
Convertible notes payable	-	3,293,000
Loans payable, related party	-	42,000
Promissory notes, related party	-	210,000
Due to related parties	-	369,000
Fair value derivative liability – conversion option at conversion	-	708,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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

NOTE 2:  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2015, condensed consolidated statements of interim financials include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

 The results for the statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any future interim period. The condensed balance sheet at December 31, 2014 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, and notes thereto included in the Company’s annual report on Form 10-K.

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

As of March 31, 2015, the Company had cash and cash equivalents of approximately $1,454,000. Historically, the Company has net losses and negative cash flows from operations. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4:  SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on April 15, 2015.

Prior Period Reclassifications

Certain prior period amounts that were combined in the March 31, 2014 consolidated financial statements have been reclassified for comparability with the March 31, 2015 presentation. These reclassifications had no effect on previously reported net loss.

NOTE 5:  POTENTIALLY DILUTIVE SECURITIES

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three months ended March 31, 2015 and 2014, due to net losses.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	March 31,
	2015	2014
Common stock options	65,000	65,000
Common stock warrants - equity treatment	52,229,000	193,000
Common stock warrants - liability treatment	12,514,000	57,000
Convertible notes	-	15,000
Potentially dilutive securities	64,808,000	330,000

NOTE 6:  DERIVATIVE LIABILITY - WARRANTS AND DERIVATIVE LIABILITY – CONVERSION OPTION

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended 2015 and 2014 is as follows:

Share Purchase Warrants	Weighted Average Inputs for the Period
Date of valuation	For the Quarter Ending March 31, 2015	For the Quarter Ending March 31, 2014
Dividend yield (per share)	0%	0%
Strike price	$1.52	$5.84
Volatility (annual)	155.00%	159.00%
Risk-free rate	1.37%	0.65%
Contractual term (years)	4.85	3.83

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of March 31, 2015
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$2,053,000	-	-	$2,053,000	$2,053,000
Total	$2,053,000	-	-	$2,053,000	$2,053,000

	As of December 31, 2014
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$9,000	-	-	$9,000	$9,000
Total	$9,000	-	-	$9,000	$9,000

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2015:
Derivative liability – warrants
Balance – December 31, 2014	$9,000
Additions during the quarter	2,090,000
Change in fair value of warrant liability	(46,000)
Balance – March 31, 2015	$2,053,000

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

During 2014 the Company entered into numerous extinguishment agreements with various holders. As a result the derivative liability associated with the bifurcated conversion options were extinguished at the date of conversion and recorded in the loss on extinguishment in the Statement of Operations. The inputs utilized in the final mark to market were as follows:

Conversion Option	Weighted Average Inputs for the Period
Date of valuation	For the Quarter Ending March 31, 2015	For the Quarter Ending March 31, 2014
Dividend yield (per share)	-%	0%
Strike price	$-	$1.03
Volatility (annual)	-%	199.00%
Risk-free rate	-%	0.05%
Contractual term (years)	-	0.24

Fair value of Conversion Option at extinguishment	$-	$708,000

NOTE 7:  PROMISSORY NOTES, RELATED PARTY

The Company has outstanding promissory notes in the amount of $52,942 (December 31, 2014 - $52,942), of which $23,000 of promissory notes are from an officer and a director of the Company. The promissory notes bear no interest charges and have no fixed repayment terms.

NOTE 8:  CAPITAL STOCK

2015 Share Transactions

Private placements

In January, 2015, the Company entered into a Securities Purchase Agreement with certain investors for the sale of 7,320,000 units at a purchase price of $0.20 per unit, for a total purchase price of approximately $1,250,000, net of finders’ fee and offering expenses of approximately $214,000. Each unit consisting of (i) one share of the Company’s Common Stock, (ii) one Series A warrant to purchase one share of common stock, (iii) one Series B warrant to purchase one share of common stock (iv) one Series C warrant to purchase one share of common stock, (v) one Series D warrant to purchase one share of common stock, and (vi) one Series E warrant to purchase one share of common stock (the Series A, B, C, D and E warrants are hereby collectively referred to as the “January 2015 Warrants”). Series A warrants are exercisable at $1.50 per share, with a five year term. Series B warrants are exercisable at $0.40 per share, with a six month term. Series C warrants are exercisable at $1.00 per share, with a five year term. Series D warrants are exercisable at $0.75 per share only if and to the extent that the Series B warrants are exercised, with a five year term from the date that the Series B warrants are exercised. Series E warrants are exercisable at $1.25 per share, only if and to the extent that the Series C warrants are exercised, with a five year term from the date that the Series C warrants are exercised.

Pursuant to a placement agent agreement, the Company agreed to issue warrants to purchase 366,000 common shares with substantially the same terms as the January 2015 Warrants.

The Series A warrants were issued with price reset features. The fair value of these warrants was determined to be $1,346,000 and recognized as a derivative liability.

The fair value of Series B, C, D & E warrants was determined to be $4,635,000 and was included within equity.

In March, 2015, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of 5,000,000 units at a purchase price of $0.20 per unit, for a total purchase price of approximately $950,000, net of finders’ fee and offering expenses of approximately $50,000. Each unit consisting of (i) one share of the Company’s Common Stock, (ii) one Series A warrant to purchase one share of common stock, (iii) one Series B warrant to purchase one share of common stock (iv) one Series C warrant to purchase one share of common stock, (v) one Series D warrant to purchase one share of common stock, and (vi) one Series E warrant to purchase one share of common stock (the Series A, B, C, D and E warrants are hereby  collectively referred to as the “March 2015 Warrants”). The March 2015 Warrants have substantially the same terms as the January 2015 Warrants.

Pursuant to a placement agent agreement, the Company agreed to issue warrants to purchase 125,000 common shares with substantially the same terms as the March 2015 Warrants.

The Series A warrants were issued with price reset features. The fair value of these warrants was determined to be $744,000 and recognized as a derivative liability.

The fair value of Series B, C, D & E warrants was determined to be $2,588,000 and was included within equity.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of March 31, 2015 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2014	2,659,417	1.83	4.15
Issued	62,090,975	1.03	3.96
Exercised	-	-	-
Extinguished or expired	(7,500)	50.00	-
Balance, March 31, 2015	64,742,892	$1.01	3.95

NOTE 9:  CONTINGENCIES AND COMMITMENTS

Contingencies:

Consultant Litigation

In May 2012, the Company issued 112,000 post-consolidated shares of common stock to two consultants. The Company contested the validity of the services provided and initially was able to delay the sale of the contested shares. The Company was not successful in recovering the contested shares. A claim for alleged damages of approximately $362,000 plus costs by one of the consultants as a result of the contesting of the issuance of the shares was filed in the Supreme Court of New York. The claim was for damages on the difference between market price at the time the Company was able to delay the sale of his shares and the market price at the time of the sale of all of his shares. As the result of a judicial decision in New York the consultant received a bond payment of approximately $100,000 that the Company had used to secure a temporary restraining order against the issuance of stock to him. Following hearings at the International Arbitration Tribunal held in New York on May 13-16, 2014 the arbitrator ordered (on July 18, 2014) the consultant to pay Tapimmune $196,204 plus 9% interest from the date of the award. The Company is attempting to collect the award from Mr. Michael Gardner.

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
Vendor Litigation

One of our suppliers, Fischer Scientific was awarded a judgment against us for $51,000 which is equal to the amount owed to them and is currently accrued on the balance sheet. We intend on settling that matter in the second quarter of 2015.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2015 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2014.

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

To enhance shareholder value and taking into account development timelines, the Company plans to focus on advancing its clinical programs including our HER2/neu peptide antigen program and our Folate Receptor Alpha program for  breast and ovarian trials into Phase II. In parallel, we plan to complete the preclinical development of our Polystart™ technology and to continue to develop the TAP-based franchise as an integral component of our prime-and-boost vaccine methodology.

The Immunotherapy Industry for Cancer

Immunotherapy has become the most rapidly growing sector in the pharmaceutical and biotech industry. The approval and success of checkpoint inhibitors Yervoy and Opdivo (Bristol Myers Squibb) and Keytruda (Merck) together with the development of CAR T-cell therapies (Juno, Kite) has provided much momentum in this sector. In addition, new evidence points to the increasing use of combination immunotherapies for the treatment of cancer. This has provided greater opportunities for the successful development of T-cell vaccines in combination with other approaches.

Products and Technology in Development

Clinical

Phase I Human Clinical Trials – HER2/neu+ Breast Cancer – Mayo Clinic

Patient dosing has been completed. Interim safety analysis on the first six patients is complete and shown to be safe. In addition, each of the first six patients treated, developed specific T-cell immune responses to the antigens in the vaccine composition providing a solid case for advancement to Phase II in 2015. An additional secondary endpoint incorporated into this Phase I Trial will be a two year follow on recording time to disease recurrence in the participating breast cancer patients. The assessment of vaccine safety (primary endpoint) and evaluation of immunogenicity (secondary endpoint) for this trial are currently scheduled for review and determination of progression into Phase II, in 2015. Patients enrolled in the Phase I study will be followed for up to two years after completion of trials.

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

Phase I Human Clinical Trials – Folate Alpha Breast and Ovarian Cancer – Mayo Clinic

Folate Receptor Alpha is expressed in over 80% of triple negative breast cancers and in addition, over 90% of ovarian cancers, for which the only treatment options are surgery and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for these types of cancer and survival prognosis is extremely poor after recurrence. In the United States alone, there are approximately 30,000 ovarian cancer patients and 40,000 triple negative breast cancer patients newly diagnosed every year.

A 24 patient Phase I clinical trial has been completed.. The vaccine is well tolerated and safe and 20 out of 21 evaluable patients showed positive immune responses providing a strong rationale rational for progressing to phase 2 trials. These data have been submitted to ASCO (Chicago, May 29-31, 2015) and we will be in attendance to discuss our findings. GMP manufacturing for Phase II trials is underway and final analysis of clinical plans are near completion. TapImmune is currently finalizing negotiations with the Mayo Clinic to convert the exclusive license option into a full License Agreement,

Preclinical

Polystart™

The Company has converted the previously filed U.S. Provisional Patent Application on Polystart™ into a full Patent Application, and will extend technology constructs as boost strategies for the current clinical programs in breast and ovarian cancer.

Current State of the Company

TapImmune is a clinical-stage immunotherapy company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer. The Company now has multiple clinical trials underway at the Mayo Clinic in Rochester, MN. In addition to our own sponsored clinical trials, a new grant-funded breast and ovarian cancer trial was started by Mayo using the same Folate Alpha Receptor peptides to which we have the exclusive commercial rights. Our development pipeline is extremely strong and provides us the opportunity to continue to expand on collaborations with leading institutions and corporations.

In Q1 2015, we strengthened our balance sheet by raising additional $2.5M in working capital giving us confidence in our ability to continue developing our products on the path to commercialization. The structure of this financing gives us additional opportunities to raise additional capital through the exercise of short-term and long-term warrants. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive interim data on both clinical programs in Breast and Ovarian Cancer. Also, we are pleased to report that our clinical programs are seeing positive outcomes and we expect further read outs on the data as we approach the annual ASCO meeting (Association of Clinical Oncology) in Chicago at the end of May.

We continue to be focused on our entry into Phase II Triple Negative Cancer Trials including application for Fast Track & Orphan Drug Status as well as planning for Phase II HER2/neu Breast Cancer Trials.

We will also produce new PolyStart™ constructs, in-house, to facilitate collaborative efforts in our current clinical indications and those where others have already indicated interest in combination therapies.

In addition, we will continue to work on deficit reduction and capital improvement in order to make the required benchmarks for an uplisting to the NASDAQ. To that end we are also anticipating the result of grant applications submitted early this year.

Together, these fundamental programs and corporate activities have positioned TapImmune extremely well to capitalize on the acceptance of immunotherapy as a leading therapeutic strategy in cancer and infectious disease resulting in exploding valuations in the market.

TapImmune’s Pipeline

The Company has a deep pipeline of potential blockbuster immunotherapies under development. Two of the clinical programs are completing Phase I studies and are expected to advance to Phase II in 2015. These are major inflection and valuation events, and we believe that, in light of these assets, the Company is significantly undervalued. Over the past year a number of highly visible transactions and billion dollar acquisitions have taken place that validate the work we are doing. We believe that, if our treatment successfully reaches commercialization, our treatment is applicable to 50% of the HER2/neu Breast Cancer market, which is a $21 billion annual market. We further believe that if our Ovarian Cancer treatment reaches commercialization, it will be applicable to 95% of the market which Decision Resources, one of the world’s leading research firms for pharmaceuticals and healthcare, believes will triple in the next 10 years to at least $1.5 billion annually.

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

A key component to success is having a comprehensive patent strategy that continually updates and extends patent coverage for key products. It is highly unlikely that early patents will extend through ultimate product marketing, so extending patent life is an important strategy for ensuring product protection. TapImmune has four patent estates, details of which can be found on our website: www.tapimmune.com.

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

Consistent with our corporate development and advancement of clinical trials we have made significant additions to our personnel through appointments of a Consultant Medical Director (Patrick Yeramian, M.D.) and a Consultant Regulatory Director (Dr. Stacy Suber). In addition, we have appointed Dr. John Bonfiglio as a Corporate Strategic Advisor and have appointed David Lasko-Pooley to our Board of Directors

On the technology and product pipeline side, management believes that the company is fundamentally strong and poised to be a leading company in a highly attractive, multi-billion dollar and expanding market, a position reinforced by our recruitment of top-class managers, advisors and investors who all share our vision.

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

We recorded a net loss of $982,000 or ($0.04) per share during the three months ended March 31, 2015 compared to $29,707,000 or ($3.89) per share for the three months ended March 31, 2014.

Operating costs decreased to $1,028,000 during the three months ended March 31, 2015 compared to $1,187,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•
General and administrative expenses decreased to $419,000 during the three months ended March 31, 2015 from $1,164,000 during the prior period. The decrease was primarily due to absence of non-cash consulting fees paid as stock-based compensation during the three months ended March 31, 2015 from $686,000 during the prior period. The decrease in non-cash consulting fees from the prior year was due to the Company curtailing its business development activities in the current year.

•
Research and development costs during the three months ended March 31, 2015 were $609,000 compared to $23,000 during the prior period. This was due to the Company exercising its option to acquire Mayo Clinic technology as part of an agreement entered into in March 2014 and increased in in-house research activity in the current period.

The weighted average number of shares outstanding was 27,611,255 for the three months ended March 31, 2015 compared to 7,631,669 for the prior year.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Cash reserves	$1,454,000	$142,000
Working capital (deficit)	$(1,766,000)	$(1,024,000)

Subject to the availability of additional financing, we intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations. At March 31, 2015, we had $1,454,000 of cash on hand and a working capital deficit of $1,766,000. In January and March 2015, we raised approximately $2.33 million in private and brokered placements.

Various conditions outside of our control may detract from our ability to raise additional capital needed to execute our plan of operations, including overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed, and that there is no certainty that these levels will stabilize or reverse despite the optics of an improving economy. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2015 was $1,014,000 compared to $373,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2015 was $2,326,000 compared to $418,000 during the prior period. Current period financing consisted of proceeds from private placements while prior period financing relates to proceeds from convertible notes.

As of March 31, 2015, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next twelve months, which are expected to be in the range of $7,500,000 assuming a single Phase 2 clinical trial.

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at March 31, 2015, we had accumulated losses of $87,291,000 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

Consultant Litigation

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

Vendor Litigation

One of our suppliers, Fischer Scientific was awarded a judgment against us for $51,000 which is equal to the amount owed to them. We intend on settling that matter in the second quarter of 2015.

Item 1A.  Risk Factors

Not required.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We have not issued any unregistered equity securities that we have not previously reported in a current or periodic report filed with the US Securities and Exchange Commission.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not Applicable.

Item 5.Other Information

We made non-material errors in the table included in Item 12 – Security Ownership of Certain Beneficial Owners in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 regarding Brio Capital Master.  Theses errors are:

    (i)            the “Amount and Nature of Beneficial Owner” in that table should have read “2,500,000 (6)” instead of “30,000,000 (4)” and

    (ii)           the “Percent of Class” in that table should have read “9.99”% instead of “52.0%”.

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

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: May 15, 2015