Form 10-Q
period 2015-06-30
TAPIMMUNE INC
filed 2015-08-14
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

☐           Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-27239

TAPIMMUNE INC.
(Name of registrant in its charter)
NEVADA	88-0277072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 N.Laura Street, Suite 2500 Jacksonville, FL 32202	98102
(Address of principal executive offices)	(Zip Code)

(206) 504 7267
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

Yes  ☐   No  ☒

As of August 14, 2015, the Company had 46,140,771 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

TAPIMMUNE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$3,105,320	$141,944
Prepaid expenses and deposits	142,590	82,504

	$3,247,910	$224,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$842,682	$693,362
Research agreement obligations	492,365	492,365
Derivative liability – warrants	11,673,347	9,415
Promissory notes	52,942	52,942
	13,061,336	1,248,084

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of June 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
38,038,921 shares issued and outstanding (2014 – 20,318,815)	38,039	20,319
Additional paid-in capital	95,885,631	85,265,776
Accumulated deficit	(105,737,096)	(86,309,731)
	(9,813,426)	(1,023,636)

	$3,247,910	$224,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Operating expenses:
General and administrative	$936,887	$488,427	$1,355,673	$1,687,794
Research and development	201,157	22,500	810,535	45,000
Loss from Operations	(1,138,044)	(510,927)	(2,166,208)	(1,732,794)

Other Income (Expense)
Accretion of interest on convertible
debt	-	(8,660)	-	(492,296)
Changes in fair value of derivative liabilities	(9,052,372)	352,834	(9,005,932)	14,537
Foreign exchange	775	-	775	-
Gain (loss) on settlement of debt	-	920,233	-	(26,743,197)
Inducement expense	(8,256,000)	-	(8,256,000)	-

Net Income (Loss) for the Period	$(18,445,641)	$753,480	$(19,427,365)	$(28,953,750)
Other comprehensive income (loss)
Foreign exchange translation adjustment	-	1,042	-	(207)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(18,445,641)	$754,522	$(19,427,365)	$(28,953,957)

Basic and Diluted Net Income (Loss) per Share	$(0.55)	$0.05	$(0.64)	$(2.57)

Weighted Average Number of Common Shares Outstanding	33,525,656	15,523,016	30,584,794	11,250,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Number of shares	Common Stock Amount		Additional Paid In Capital		Accumulated Deficit		Total
		$		$		$		$
Balance, December 31, 2014	20,318,816		20,319		85,265,776		(86,309,731)		(1,023,636)

Private placement (net of finders’ fee of $173,000)	12,319,995		12,320		2,278,694		-		2,291,014
Fair value of warrants recognized as derivative liabilities	-		-		(2,090,000)		-		(2,090,000)
Exercise of warrants	5,000,000		5,000		2,495,000		-		2,500,000
Fair value of warrants recognized on restructuring agreement	-		-		7,688,000		-		7,688,000
Stock- based compensation	400,110		400		248,161		-		248,561
Net loss	-		-		-		(19,427,365)		(19,427,365)
Balance, June 30, 2015	38,038,921		38,039		95,885,631		(105,737,096)		(9,813,426)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,427,365)	$(28,953,750)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in fair value of derivative liabilities	9,005,932	(14,537)
Inducement expense	8,256,000	-
Loss on extinguishment of debt	-	26,743,197
Non-cash interest and finance charges	-	492,296
Stock based compensation	248,561	799,075
Changes in operating assets and liabilities:
Prepaid expenses	(60,086)	-
Accounts payable and accrued liabilities	149,320	322,277
NET CASH USED IN OPERATING ACTIVITIES	(1,827,638)	(611,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net of issuance costs of $173,000	2,291,014	583,000
Proceeds from loans payable	-	500
Proceeds from exercise of warrants	2,500,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,791,014	583,500

INCREASE (DECREASE) IN CASH	2,963,376	(27,942)

CASH, BEGINNING OF PERIOD	141,944	48,589
CASH, END OF PERIOD	$3,105,320	$20,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

Accounts payable settled in common stock	$231,000	$683,000

Conversion of debt obligations into common stock:
Accrued interest	-	476,000
Convertible notes payable	-	3,797,000
Loans payable, related party	-	42,000
Promissory notes, related party	-	210,000
Due to related parties	-	369,000
Fair value derivative liability – conversion option at conversion	-	708,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

NOTE 2: BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2015, condensed consolidated statements of interim financials include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

As of June 30, 2015, the Company had cash and cash equivalents of approximately $3,105,000. Historically, the Company has net losses and negative cash flows from operations. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on April 15, 2015.

Prior Period Reclassifications

The expense categories of the comparable prior period have been reclassified for comparability with the June 30, 2015 presentation. These reclassifications had no effect on previously reported net loss.

NOTE 5: POTENTIALLY DILUTIVE SECURITIES

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the six months ended June 30, 2015 and 2014, due to net losses.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	June 30,
	2015	2014
Common stock options	465,000	65,000
Common stock warrants - equity treatment	71,869,000	185,000
Common stock warrants - liability treatment	12,514,000	49,000
Convertible notes	-	7,000
Potentially dilutive securities	84,848,000	306,000

NOTE 6: DERIVATIVE LIABILITY - WARRANTS AND DERIVATIVE LIABILITY – CONVERSION OPTION

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the six months ended 2015 and 2014 is as follows:

Share Purchase Warrants	Weighted Average Inputs for the Period
Date of valuation	For the Six Months Ending June 30, 2015	For the Six Months Ending June 30, 2014
Fair market value of stock	$0.96	$0.02
Strike price	$0.13	$5.84
Volatility (annual)	158.00%	159.00%
Risk-free rate	1.63%	1.08%
Contractual term (years)	4.60	3.58
Dividend yield (per share)	0%	0%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants:

	As of June 30, 2015
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$11,673,000	-	-	$11,673,000	$11,673,000
Total	$11,673,000	-	-	$11,673,000	$11,673,000

	As of December 31, 2014
		Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$9,000	-	-	$9,000	$9,000
Total	$9,000	-	-	$9,000	$9,000

There were no transfers between Level 1, 2 or 3 during the three months ended June 30, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2015:
Derivative liability – warrants
Balance – December 31, 2014	$ 9,000
Additions during the period	2,658,000
Change in fair value of warrant liability	9,006,000
Balance – June 30, 2015	$ 11,673,000

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

During 2014 the Company entered into numerous extinguishment agreements with various holders. As a result the derivative liability associated with the bifurcated conversion options were extinguished at the date of conversion and recorded in the loss on extinguishment in the Statement of Operations. The inputs utilized in the final mark to market were as follows:

Conversion Option	Weighted Average Inputs for the Period
Date of valuation	For the Quarter Ending June 30, 2015	For the Quarter Ending June 30, 2014
Strike price	$-	$1.03
Volatility (annual)	-%	199.00%
Risk-free rate	-%	0.05%
Contractual term (years)	-	0.24
Dividend yield (per share)	-%	-%
Fair value of Conversion Option at extinguishment	$-	$708,000

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

The fair value of Series B, C, D & E warrants was determined to be $2,588,000 and was included within equity.

In May 2015, the Company entered into a restructuring agreement with the investors of the January 2015 and March 2015 private placements, where:

•	The exercise price of the Series A warrants was changed from $1.50 per warrant to $0.10 per warrant,

•	The exercise price of Series B warrants was changed from $0.40 per warrant to $0.20 per warrant,

•	Each warrant of Series B existing prior to the restructuring agreement was replaced with two warrants of such series,

•	The exercise price of the Series C warrants was changed from $1.00 per warrant to $0.50 per warrant, and

•	Each warrant of Series C existing prior to the restructuring agreement was replaced with two warrants of such series.

As a result of the restructuring agreement, the Company issued an additional 12,320,000 Series B warrants and 12,320,000 Series C Warrants.

The incremental fair value of Series A warrants due to repricing was determined to be $568,000 and recognized as a derivative liability with a corresponding inducement expense in the Statement of Operations.

The incremental fair value of Series B and Series C warrants due to repricing and increasing the number of warrants was determined to be $7,688,000. The fair value of these warrants was recognized as additional paid-in capital with a corresponding inducement expense in the Statement of Operations.

The fair value was estimated immediately prior to the date of the restructuring agreement using the Black-Scholes option pricing model with the following weighted average assumptions:

Share Purchase Warrants	Weighted Average Inputs
Date of valuation	May 28, 2015
Strike price	$0.40 – 1.00
Volatility (annual)	127.00 – 155.00%
Risk-free rate	.01 - 1.51%
Contractual term (years)	.13 - 4.79
Dividend yield (per share)	0%

The fair value was estimated immediately after, on the date of the restructuring agreement, using the Black-Scholes option pricing model with the following weighted average assumptions:

Share Purchase Warrants	Weighted Average Inputs
Date of valuation	May 28, 2015
Strike price	$0.20 – 0.50
Volatility (annual)	127.00 – 155.00%
Risk-free rate	.01 - 1.51%
Contractual term (years)	.29 - 4.79
Dividend yield (per share)	0%

Share Purchase Warrants

During the six months ended June 30, 2015, a warrant holder exercised 5,000,000 of Series C warrants at $0.50 per warrant for a total of $2,500,000.

A summary of the Company’s share purchase warrants as of June 30, 2015 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2014	2,659,417	1.83	4.15
Issued	86,730,975	0.54	3.25
Exercised	(5,000,000)	0.50	-
Extinguished or expired	(7,500)	50.00	-
Balance, June 30, 2015	84,382,892	$0.54	3.26

Stock Compensation Plan

On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) which supersedes and replaces the 2007 Stock Plan. The 2009 Plan allows for the issuance of up to 10,000,000 common shares. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.

On February 10, 2015, the Company granted 250,000 stock options at an exercise price of $0.145 per share, of which, 33,333 vested on May 31, 2015 and the remaining vesting monthly over a nine month period, to a consultant of the Company. The term of the options is five years. The fair value of the new grant was estimated at $33,000, or $0.133 per option, using the Black-Scholes Option Pricing Model with a risk free interest rate of 1.52%, a dividend yield of 0%, volatility of 154.6%, and life of 5 years. The expensed portion of the value of these options during the six months ended June 30, 2015 was $7,635, which was recorded as stock based consultant compensation.

On March 6, 2015, the Company granted 150,000 stock options at an exercise price of $0.20 per share, vesting monthly over a twenty four month period, to a director of the Company. The term of the options is five years. The fair value of the new grant was estimated at $29,000, or $0.194 per option, using the Black-Scholes Option Pricing Model with a risk free interest rate of 1.70%, a dividend yield of 0%, volatility of 155.2%, and life of 5 years. The expensed portion of the value of these options during the six months ended June 30, 2015 was $4,850, which was recorded as stock based management compensation.

Share purchase options

A summary of the Company’s stock options as of June 30, 2015 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2013	65,430	18.00	5.04
Issued	-	-	-
Cancelled/Forfeited	-	-	-

Balance, December 31, 2014	65,430	18.00	4.04
Issued	400,000	0.17	4.64
Balance, June 30, 2015	465,430	$2.62	4.49

At June 30, 2015, the intrinsic value of the vested options was equal to $66,000 (2014 - $nil).

A summary of the status of the Company’s unvested options as of June 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2014	278	$18.00
Granted	400,000	0.16
Vested	(82,685)	0.21
Cancelled	-	-

Unvested, June 30, 2015	317,593	$0.16

NOTE 9: SUBSEQUENT EVENTS

1.
Between July 16, 2015 and August 13, 2015, holders of the Series B warrant exercised 7,890,000 of the Series B Warrants registered under our recent registration statements on Form S-1 resulting in proceeds of $1,578,000 to the Company.

2.
On July 21, 2015, the Company entered into a License and Assignment Agreement with the Mayo Foundation for Medical Education and Research (“Mayo Foundation”) pursuant to which we acquired certain intellectual property rights from the Mayo Foundation for the development and commercialization of certain products, methods and processes property relating to a folate receptor alpha immunotherapeutic vaccine comprised of a set of unique peptide epitopes targeting breast, lung and ovarian cancer. The Mayo Foundation granted us a license (with a right to sublicense) on a worldwide basis to make, sell and use products for therapeutic use against breast, ovarian, lung and other cancers that express folate receptor alpha.  This license is an exclusive license for products that are based on the intellectual property and non-exclusive for products that are based on Mayo Foundation know–how and materials. The intellectual property that is being licensed includes (i) U.S. patent application numbers 12/303,054 and 13/202,236, (ii) U.S. patent number 8,486,412 and 8,858,952 and provisionals, (iii) divisionals including 13/917,410 and (iv) continuations including 14/484,057. The Mayo Foundation granted this license in exchange for an initial upfront payment of $350,000, which was made on July 21, 2015.  Upon the payment of the initial upfront payment, the Mayo Foundation assigned to us IND # 14546, and we assumed all responsibility and liability for this investigative new drug application. In addition to the initial upfront payment, we are to pay additional upfront payments, an annual license maintenance fee, milestone fees and royalty fees (which will be subject to a minimum annual royalty fee once royalty fees are due).

3.
On July 31, 2015, the Company issued to its counsel 118,450 shares of common stock for legal services rendered through January 21, 2015. Such shares were authorized to be issued on January 23, 2015, but were not issued until July 31, 2015.

4.	On August 10, 2015, the Company issued 50,000 shares of common stock as full settlement of a dispute with a marketing consultant that provided services to the Company in 2014 and 2015.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended June 30, 2015 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Products and Technology in Development

Clinical

Phase I Human Clinical Trials – HER2/neu+ Breast Cancer – Mayo Clinic

Patient dosing has been completed. Final safety analysis on all the patients treated is complete and shown to be safe. In addition, 19 out of 20 evaluable patients showed robust  T-cell immune responses to the antigens in the vaccine composition providing a solid case for advancement to Phase II in 2015. An additional secondary endpoint incorporated into this Phase I Trial will be a two year follow on recording time to disease recurrence in the participating breast cancer patients.

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

Phase I Human Clinical Trials – Folate Alpha Breast and Ovarian Cancer – Mayo Clinic

Folate Receptor Alpha is expressed in over 80% of triple negative breast cancers,  and in addition, over 90% of ovarian cancers, for which the only treatment options are surgery and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for these types of cancer and survival prognosis is extremely poor after recurrence. In the United States alone, there are approximately 30,000 ovarian cancer patients and 40,000 triple negative breast cancer patients newly diagnosed every year.

A 24 patient Phase I clinical trial has been completed. The vaccine is well tolerated and safe and 20 out of 21 evaluable patients showed positive immune responses providing a strong rationale rational for progressing to phase 2 trials. GMP manufacturing for Phase II trials is underway and final analyses of clinical plans are near completion. TapImmune has now converted the exclusive license option into a full License Agreement.

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

In Q1 and Q2 2015, we strengthened our balance sheet by raising additional $4.8 M in working capital giving us confidence in our ability to continue developing our products on the path to commercialization. The structure of this financing gives us additional opportunities to raise additional capital through the exercise of short-term and long-term warrants. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive interim data on both clinical programs in Breast and Ovarian Cancer. Also, we are pleased to report that our clinical programs are seeing positive outcomes and we expect to present more detailed findings at major symposia toward the end of the year.

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

In addition, we will continue to work on deficit reduction and capital improvement in order to make the required benchmarks for an uplisting to the NASDAQ or another major US exchange. To that end we are also anticipating the result of grant applications submitted early this year.

Together, these fundamental programs and corporate activities have positioned TapImmune extremely well to capitalize on the acceptance of immunotherapy as a leading therapeutic strategy in cancer and infectious disease resulting in exploding valuations in the market.

TapImmune’s Pipeline

The Company has a deep pipeline of potential blockbuster immunotherapies under development. Two of the clinical programs are completing Phase I studies and are expected to advance to Phase II in 2015. These are major inflection and valuation events, and we believe that, in light of these assets, the Company is significantly undervalued. Over the past year a number of highly visible transactions and billion dollar acquisitions have taken place that validate the work we are doing. We believe that, if our treatment successfully reaches commercialization, it will be applicable to 50% of the HER2/neu Breast Cancer market, which is a $21 billion annual market. Lastly, we further believe that if our Ovarian Cancer treatment reaches commercialization, it will be applicable to 95% of the market which Decision Resources, one of the world’s leading research firms for pharmaceuticals and healthcare, believes will triple in the next 10 years to at least $1.5 billion annually.

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

A key component to success is having a comprehensive patent strategy that continually updates and extends patent coverage for key products. It is highly unlikely that early patents will extend through ultimate product marketing, so extending patent life is an important strategy for ensuring product protection. TapImmune has four patent estates, details of which can be found on our website: www.tapimmune.com

While the pathway to successful product development takes time, we believe we have put in place significant resources in technical and corporate fundamentals for success. The strength of our product pipeline and access to leading scientists and institutions gives us a unique opportunity to make a major contribution to global health care.

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

Consistent with our corporate development and advancement of clinical trials we have made significant additions to our personnel through appointments of a Consultant Medical Director (Patrick Yeramian, M.D.) and a Consultant Regulatory Director (Dr. Stacy Suber). In addition, we have appointed Dr. John Bonfiglio as a Corporate Strategic Advisor and also to our Board of Directors and have appointed David Lasko-Pooley to our Board of Directors

On the technology and product pipeline side, management believes that the company is fundamentally strong and poised to be a leading company in a highly attractive, multi-billion dollar and expanding market, a position reinforced by our recruitment of top-class managers, advisors and investors who all share our vision.

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

We recorded a net loss of $18,446,000 or ($0.55) per share during the three months ended June 30, 2015 compared to net income of $753,000 or $0.05 per share for the three months ended June 30, 2014.

Operating costs increased to $1,138,000 during the three months ended June 30, 2015 compared to $511,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•
General and administrative expenses increased to $937,000 during the three months ended June 30, 2015 from $488,000 during the prior period. The increase was primarily due to increased investor relations activities and higher legal fee during the three months ended June 30, 2015 compared to the prior period. The decrease in non-cash consulting fees from the prior year was due to the Company curtailing its business development activities in the current year.

•
Research and development costs during the three months ended June 30, 2015 were $201,000 compared to $23,000 during the prior period. This was due to the Company’s plan to exercise its option to acquire Mayo Clinic technology as part of an agreement entered into in March 2014 and increased in in-house research activity in the current period.

The weighted average number of shares outstanding was 33,525,656 for the three months ended June 30, 2015 compared to 15,523,016 for the prior year.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

We recorded a net loss of $19,427,000 or ($0.64) per share during the six months ended June 30, 2015 compared to $28,954,000 or ($2.57) per share for the six months ended June 30, 2014.

Operating costs increased to $2,166,000 during the six months ended June 30, 2015 compared to $1,733,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•
General and administrative expenses decreased to $1,356,000 during the six months ended June 30, 2015 from $1,688,000 during the prior period. The decrease was primarily due to decrease in non-cash consulting fees paid as stock-based compensation during the six months ended June 30, 2015 compared to the prior period. The decrease in non-cash consulting fees from the prior year was due to the Company curtailing its business development activities in the current year.

•
Research and development costs during the six months ended June 30, 2015 were $811,000 compared to $45,000 during the prior period. This was due to the Company exercising its option to acquire Mayo Clinic technology as part of an agreement entered into in March 2014 and increased in in-house research activity in the current period.

The weighted average number of shares outstanding was 30,584,794 for the three months ended June 30, 2015 compared to 11,250,240 for the prior year.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Cash reserves	$3,105,000	$142,000
Working capital (deficit)	$(9,813,000)	$(1,024,000)

Subject to the availability of additional financing, we intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations. At June 30, 2015, we had $3,105,000 of cash on hand and a working capital deficit of $9,813,000. In January and March 2015, we raised approximately $2.33 million in private and brokered placements and another $2,500,000 in warrants exercised in May 2015.

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

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2015 was $1,828,000 compared to $611,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2015 was $4,791,000 compared to $584,000 during the prior period. Current period financing consisted of proceeds from private placements and warrant exercises while prior period financing relates to proceeds from convertible notes.

As of June 30, 2015, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next twelve months, which are expected to be in the range of $7,500,000 assuming a single Phase 2 clinical trial.

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at June 30, 2015, we had accumulated losses of $105,737,000 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Vendor Litigation

One of our suppliers, Fischer Scientific was awarded a judgment against us for $51,000 which is equal to the amount owed to them. We intend on settling that matter in the third quarter of 2015.

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
10.1 31.1
License and Assignment Agreement, dated July 21, 2015, with The Mayo Foundation for Medical Education and Research***
Certification of Principal Executive Officer and Acting Principal Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.

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
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

***           Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been submitted separately with the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: August 14, 2015