Form 10-Q
period 2015-10-30
TAPIMMUNE INC
filed 2015-11-16
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

☐           Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 000-27239

TAPIMMUNE INC.
(Name of registrant in its charter)
NEVADA	88-0277072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 N. Laura Street, Suite 2500 Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

904-516-5436
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
Yes  ☐   No  ☒

As of November 16, 2015, the Company had 64,618,762 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements

Description	Page

Condensed Interim Financial Statements Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited)	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	4

Condensed Consolidated Statement of Stockholders' Equity (Deficit) for the Nine Months Ended September 30, 2015 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	6

Unaudited Notes to Condensed Consolidated Financial Statements	8

TAPIMMUNE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current Assets
Cash	$6,087,016	$141,944
Prepaid expenses and deposits	138,286	82,504

	$6,225,302	$224,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$874,628	$693,362
Research agreement obligations	492,365	492,365
Derivative liability – warrants	7,426,684	9,415
Promissory notes	52,942	52,942
	8,846,619	1,248,084

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized
62,890,763 shares issued and outstanding (2014 – 20,318,815)	62,891	20,319
Additional paid-in capital	100,568,900	85,265,776
Accumulated deficit	(103,253,108)	(86,309,731)
	(2,621,317)	(1,023,636)

	$6,225,302	$224,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Operating expenses:
General and administrative	$968,759	$1,351,209	$2,324,432	$2,899,181
Research and development	769,219	32,500	1,579,754	77,500
	1,737,978	1,383,709	3,904,186	2,976,681

Loss from Operations	(1,737,978)	(1,383,709)	(3,904,186)	(2,976,681)

Other Income (Expense)
Foreign exchange gain	-	-	775	-
Changes in fair value of derivative liabilities	4,246,663	(74,062)	(4,759,269)	243,475
Accretion of interest on convertible debt	-	-	-	(492,296)
Inducement expense	-	-	(8,256,000)	-
Interest and finance charges	-	(15,425)	-	(83,247)
Shares issued in settlement agreement	(24,697)	-	(24,697)	-
Loss on settlement of debt	-	(94,640)	-	(26,837,837)

Net Income (Loss) for the Period	$2,483,988	$(1,567,836)	$(16,943,377)	$(30,146,586)

Other comprehensive income (loss)
Foreign exchange translation adjustment	-	2,972	-	2,765
TOTAL COMPREHENSIVE INCOME (LOSS)	$2,483,988	$(1,564,864)	$(16,943,377)	$(30,143,821)
Basic Net Income (Loss) per Share	$0.05	$(0.09)	$(0.46)	$(2.27)
Diluted Net Income (Loss) per Share	$0.03	$(0.09)	$(0.46)	$(2.27)

Weighted Average Number of Common Shares Outstanding, Basic	48,585,003	17,310,708	36,651,565	13,292,886
Weighted Average Number of Common Shares Outstanding, Diluted	80,944,993	17,310,708	36,651,565	13,292,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount	Paid In Capital	Accumulated Deficit	Total

Balance, January 1, 2015	20,318,816	$20,319	$85,265,776	$(86,309,731)	$(1,023,636)

Accounts payable settled in shares	118,450	118	21,795	-	21,913
Private placement (net of finders’ fee of $454,000)	12,363,447	12,362	1,997,144	-	2,009,506
Fair value of warrants recognized as derivative liabilities	-	-	(2,090,000)	-	(2,090,000)
Exercise of warrants	29,639,990	29,640	7,398,358	-	7,427,998
Inducement expense on incremental value associated with modified warrants	-	-	7,688,000	-	7,688,000
Shares issued in settlement agreement	49,950	50	26,424	-	26,474
Share-based compensation	400,110	402	261,404	-	261,806
Net loss	-	-	-	(16,943,377)	(16,943,3770)
Balance, September 30, 2015	62,890,763	$62,891	$100,568,901	$(103,253,108)	$(2,621,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Net loss	$(16,943,377)	$(30,146,586)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in fair value of derivative liabilities	4,759,269	(243,475)
Inducement expense	8,256,000	-
Loss on settlement of debt	-	26,837,837
Loss on settlement agreement	24,697	-
Accretion of interest on convertible debt	-	492,296
Share-based compensation	261,805	1,265,625
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(55,782)	(15,000)
Accounts payable and accrued liabilities	204,956	291,359
NET CASH USED IN OPERATING ACTIVITIES	(3,492,432)	(1,517,944)

Private placement, net of finders’ fee	2,009,506	2,097,500
Proceeds from exercise of warrants	7,427,998	-
Proceeds from loans payable	-	500
Repayment of promissory notes	-	(15,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,437,504	2,083,000

INCREASE IN CASH	5,945,072	565,056
CASH, BEGINNING OF PERIOD	141,944	48,589
CASH, END OF PERIOD	$6,087,016	$613,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

Accounts payable settled in common stock	$22,000	$683,000

Conversion of debt obligations into common stock:
Accrued interest	-	476,000
Convertible notes payable	-	3,797,000
Loans payable, related party	-	42,000
Promissory notes, related party	-	210,000
Due to related parties	-	369,000
Fair value derivative liability – conversion option at conversion	-	708,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

NOTE 2: BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2015, condensed consolidated statements of interim financials include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

As of September 30, 2015, the Company had cash and cash equivalents of approximately $6,087,000. Historically, the Company has net losses and negative cash flows from operations. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on April 15, 2015.

Prior Period Reclassifications

The expense categories of the comparable prior period have been reclassified for comparability with the September 30, 2015 presentation. These reclassifications had no effect on previously reported net loss.

NOTE 5: NET INCOME (LOSS) PER SHARE

Basic income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted income per common share is computed similar to basic income per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

The following table sets forth the computation of income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Net income (loss)	$2,483,988	$(1,567,836)	$(16,943,377)	$(30,146,586)

Weighted average shares outstanding - basic	48,583,003	17,310,708	36,651,565	13,292,886
Common stock warrants	31,959,990	-	-	-
Common stock options	400,000	-	-	-
Weighted average shares outstanding - diluted	80,944,993	17,310,708	36,651,565	13,292,886

Net loss per share data: Basic	$0.05	$(0.09)	$(0.46)	$(2.27)
Diluted	$0.03	$(0.09)	$(0.46)	$(2.27)

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the nine months ended September 30, 2015 and 2014, due to net losses.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	Nine Months Ended September 30,
	2015	2014
Common stock options	465,000	65,000
Common stock warrants - equity treatment	47,032,000	185,000
Common stock warrants - liability treatment	12,514,000	49,000
Convertible notes	-	7,000
Potentially dilutive securities	60,011,000	306,000

NOTE 6: DERIVATIVE LIABILITY - WARRANTS AND DERIVATIVE LIABILITY – CONVERSION OPTION

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the nine months ended 2015 and 2014 is as follows:

Stock Purchase Warrants	Weighted Average Inputs for the Period
Date of valuation	For the Nine Months Ending September 30, 2015	For the Nine Months Ending September 30, 2014
Strike price	$0.13	$5.84
Volatility (annual)	158.00%	156.00%
Risk-free rate	1.63%	1.07%
Contractual term (years)	4.34	3.33
Dividend yield (per share)	0%	0%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants:

	As of September 30, 2015 Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$7,427,000	-	-	$7,427,000	$7,427,000
Total	$7,427,000	-	-	$7,427,000	$7,427,000

	As of December 31, 2014 Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$9,000	-	-	$9,000	$9,000
Total	$9,000	-	-	$9,000	$9,000

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2015:
Derivative liability – warrants
Balance – December 31, 2014	$9,000
Additions during the period	2,659,000
Change in fair value of warrant liability	4,760,000
Balance – September 30, 2015	$7,428,000

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

During 2014 the Company entered into numerous extinguishment agreements with various convertible note holders. As a result the derivative liability associated with the bifurcated conversion options were extinguished at the date of conversion and recorded in the loss on extinguishment in the Statement of Operations. The inputs utilized in the final mark to market were as follows:

Conversion Option	Weighted Average Inputs for the Period
Date of valuation	For the Quarter Ending September 30, 2015	For the Quarter Ending September 30, 2014
Strike price	$-	$1.03
Volatility (annual)	-%	199.00%
Risk-free rate	-%	0.05%
Contractual term (years)	-	0.24
Dividend yield (per share)	-%	-%
Fair value of Conversion Option at extinguishment	$-	$708,000

NOTE 7: PROMISSORY NOTES, RELATED PARTY

The Company has outstanding promissory notes in the amount of $52,942 (December 31, 2014 - $52,942), of which $23,000 of promissory notes relate to amounts owed to an officer and a director of the Company. The promissory notes bear no interest charges and have no fixed repayment terms.

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

Share Purchase Warrants

During the nine months ended September 30, 2015, a warrant holder exercised 5,000,000 of Series C warrants at $0.50 per warrant for a total of $2,500,000.

During the nine months ended September 30, 2015, warrant holders exercised 24,639,995 of Series B warrants at $0.20 per warrant for a total of $4,928,000.

A summary of the Company’s share purchase warrants as of September 30, 2015 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life

Balance, December 31, 2014	2,659,417	1.83	4.15
Issued	86,730,975	0.54	4.52
Exercised	(29,639,995)	0.25	-
Extinguished or expired	(203,900)	2.39	-
Balance, September 30, 2015	59,546,497	$0.68	4.47

Stock Compensation Plan

On October 14, 2009, the Company adopted the 2009 Stock Incentive Plan (the “2009 Plan”) which supersedes and replaces the 2007 Stock Plan. The 2009 Plan allows for the issuance of up to 10,000,000 common shares. Options granted under the Plan shall be at prices and for terms as determined by the Board of Directors.

During the nine months ended September 30, 2015 the Company granted 400,000 stock options with a weighted average exercise price of $0.17.  The fair value of the options was estimated to be $62,000 or $0.16. The weighted average inputs used to value the options were an expected life of 5 years, volatility of 155%, risk-free interest rate of 1.54% and dividend yield of 0%.

Stock based compensation costs of $21,000 are expected to be recognized over the next 1.4 years.

In July, 2015, the Company issued 118,450 shares of common stock with a fair value of $21,913 to its counsel for legal services rendered through January 21, 2015.

In August, 2015, the Company issued 50,000 shares of common stock with fair value of $26,474 as full settlement to a marketing consultant for services provided to the Company in 2014 and 2015.

Share purchase options

A summary of the Company’s stock options as of September 30, 2015 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value

Outstanding at January 1, 2014	65,430	18.00	5.04	$-
Issued	-	-	-	-
Cancelled/Forfeited	-	-	-	-

Outstanding at January 1, 2015	65,430	18.00	4.04	-
Issued	400,000	0.17	4.39	$182,000
Outstanding at September 30, 2015	465,430	$2.62	4.23	$182,000

Exercisable at September 30, 2015	238,810	$5.00	4.09	$80,000

A summary of the status of the Company’s unvested options as of September 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested, December 31, 2014	278	$18.00
Granted	400,000	0.16
Vested	(173,658)	0.21
Cancelled	-	-

Unvested, September 30, 2015	226,620	$0.16

NOTE 9: SUBSEQUENT EVENTS

1.  On November 6, 2015, the Board of Directors approved an amendment to the Company’s 2014 Omnibus Stock Ownership Plan which provided for an increase in the number of shares reserved for issuance under the Plan by 5 million shares to 7 million shares.

2.  On November 12, 2015, the Company entered into a new employment agreement with Dr. Glynn Wilson, the Company’s Chief Executive Officer, President and Chairman. The initial term of the agreement ends November 11, 2017, but it will automatically be extended for 12-months unless terminated by the Company or Dr. Wilson by written notice to the other not later than 12 months prior to the end of such initial term.  It will thereafter be further extended for an additional 12 months after the end of each such extended term unless terminated by the Company or Dr. Wilson by written notice no later than 90 days prior to the end of such term, subject to early termination for cause or good reason by Dr. Wilson. Under the agreement, Dr. Wilson’s annual base salary is to be $280,000, and he is entitled to a performance-based bonus ranging of up to 50% of his base salary based on goals and other conditions as the Board determines on an annual basis, which may be paid in cash or equity awards as the Board determines.

In connection with entering into the new agreement, Dr. Wilson will receive equity awards under the Company’s 2014 Omnibus Stock Ownership Plan consisting of (i) an award of 315,000 shares of unregistered common stock, which immediately vest, and (ii) an award of stock options to purchase 2 million shares of Company common stock, prior to November 12, 2025, for $0.605 per share (the closing price of the common stock on November 12, 2015). One-half of the stock options will be immediately vested, and the remaining 1 million shares will vest ratably over the following 24 months.

3.  On November 12, 2015, the Board of Directors approved awards of stock options to acquire 150,000 shares of common stock to each of Sherry Grisewood and Mark Reddish. All of such options are fully vested.  In addition, the Board approved awards of stock options to four individuals (two employees and two consultants) to purchase an aggregate of 690,000 shares of common stock. Of the options granted to the employees and consultants, 290,000 are immediately vested, and the remainder vest over periods of between one and three years. All of the stock options have a 10-year term, and the exercise price is $0.605 per share, the closing price of the common stock on the date of grant.

4.  Between October 1, 2015 and November 12, 2015, holders of Series C Warrants exercised 1,728,000 of Series C Warrants registered under our recent registration statements on Form S-1, resulting in proceeds of $864,000 to the Company.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and nine months ended September 30, 2015 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2014.

Company Overview

Our Cancer Vaccines

TapImmune is an immune-oncology company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer. The Company combines a set of proprietary technologies to improve the ability of the cellular immune system to destroy diseased cells. These are peptide antigen technologies and DNA expression technologies, Polystart™ and TAP.

To enhance shareholder value and taking into account development timelines, the Company plans to focus on advancing its clinical programs including our Folate Receptor Alpha program for breast and ovarian and our HER2/neu peptide antigen program into Phase II clinical trials. In parallel, we plan to complete the preclinical development of our Polystart™ technology and to continue to develop the TAP-based franchise as an integral component of our prime-and-boost vaccine methodology.

 The Immunotherapy Industry for Cancer

Immuno-oncology has become the most rapidly growing sector in the pharmaceutical and biotech industry. The approval and success of checkpoint inhibitors Yervoy and Opdivo (Bristol Myers Squibb) and Keytruda (Merck) together with the development of CAR T-cell therapies (Juno, Kite) has provided much momentum in this sector. In addition, new evidence points to the increasing use of combination immunotherapies for the treatment of cancer. This has provided greater opportunities for the successful development of T-cell vaccines in combination with other approaches.

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

A 24 patient Phase I clinical trial has been completed. The vaccine is well tolerated and safe and 20 out of 21 evaluable patients showed positive immune responses providing a strong rationale rational for progressing to phase II trials.  GMP manufacturing for Phase II trials is progressing well towards a commercial formulation and final analyses of clinical plans are near completion.  On July 27, 2015, TapImmune exercised its option agreement with Mayo Clinic with the signing of a worldwide exclusive license agreement to commercialize a proprietary folate receptor alpha vaccine technology for all cancer indications.  As part of this Agreement, the IND from for the folate receptor alpha Phase I trial was transferred from Mayo to TapImmune for amendment for the Company’s Phase II Clinical Trials on our lead product.

On September 15, 2015, we announced that our collaborators at the Mayo Clinic had been awarded a grant of $13.3 million from the U.S. Department of Defense. This grant, commencing September 15, 2015, will cover the costs for a 280 patient Phase II Clinical Trial of Folate Receptor Alpha Vaccine in patients with Triple Negative Breast Cancer. TapImmune will work closely with Mayo Clinic on this clinical trial by providing clinical and manufacturing expertise as well as providing GMP vaccine formulations. These vaccine formulations are being developed for multiple Phase II clinical programs in triple negative breast and ovarian cancer in combination with other immunotherapeutics.

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

For Phase I(b)/II studies, we plan to add a Class I peptide, licensed from the Mayo Clinic (April 16, 2012), to the four Class II peptides. Management believes that the combination of Class I and Class II HER2/neu antigens, gives us the leading HER2/neu vaccine platform. As the folate receptor alpha vaccine is our lead product our plans are now initiating formulation studies to progress the HER2/neu vaccine towards a Phase II Clinical Trial in 2016.

Preclinical

Polystart™

The Company has converted the previously filed U.S. Provisional Patent Application on Polystart™ into a full Patent Application, and will extend technology constructs as boost strategies for the current clinical programs in breast and ovarian cancer.

Current State of the Company

TapImmune is a clinical-stage immunotherapy company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer. The Company now plans to conduct multiple Phase II clinical trials on its vaccines.  The largest of these studies in triple-negative breast cancer will be totally funded by a $13.3 million grant from the US Department of Defense to our collaborators at the Mayo Clinic in Jacksonville, FL. We believe that our development pipeline is strong and provides us the opportunity to continue to expand on collaborations with leading institutions and corporations.

In the third quarter of 2015, we strengthened our balance sheet by raising additional $2.5 million in working capital, giving us confidence in our ability to continue developing our products on the path to commercialization. The structure of this financing gives us additional opportunities to raise additional capital through the exercise of short-term and long-term warrants. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive interim data on both clinical programs in Breast and Ovarian Cancer. We continue discussions with a major pharmaceutical organization and a leading US cancer institute on a Phase II clinical trial in ovarian cancer using our folate receptor alpha vaccine in combination with a checkpoint inhibitor.

We continue to be focused on our entry into Phase II Triple Negative Cancer Trials including application for Fast Track & Orphan Drug Status as well as planning for Phase II HER2/neu Breast Cancer Trials.

We will also continue to prosecute our PolyStart™ patent filings and develop new constructs to facilitate collaborative efforts in our current clinical indications and those where others have already indicated interest in combination therapies.

In addition, we will continue to work to strengthen our balance sheet in an effort to meet the required benchmarks for an uplisting to the NASDAQ. To that end, we are also anticipating the result of grant applications submitted early this year.

We believe that these fundamental programs and corporate activities have positioned TapImmune to capitalize on the acceptance of immunotherapy as a leading therapeutic strategy in cancer and infectious disease resulting in exploding valuations in the market.

TapImmune’s Pipeline

The Company has a pipeline of potential immunotherapies under development. Phase I clinical programs on HER2/neu and breast and ovarian cancer have been completed and strong immune responses in over 90% of patients treated  has provided the rationale and catalyst to advance these programs to Phase II clinical trials starting at the end of 2015. These are major inflection and valuation events, and we believe that, in light of these assets, the Company is significantly undervalued. Over the past year a number of highly visible transactions and billion dollar acquisitions have taken place that validate the work we are doing. We believe that, if our treatment successfully reaches commercialization, our treatment is applicable to 50% of the HER2/neu Breast Cancer market, which is a $21 billion annual market. We further believe that if our Ovarian Cancer treatment reaches commercialization, it will be applicable to 95% of the market which Decision Resources, one of the world’s leading research firms for pharmaceuticals and healthcare, believes will triple in the next 10 years to at least $1.5 billion annually.

In addition to the exciting clinical developments, our peptide vaccine technology may be coupled with our recently developed in-house Polystart™ nucleic acid-based technology designed to make vaccines significantly more effective by producing four times the required peptides for the immune systems to recognize and act on. Our nucleic acid-based systems can also incorporate “TAP” which stands for Transporter associated with Antigen Presentation. With respect to validation of our technologies, it is important to note that the majority of our technologies have been published in leading peer-reviewed journals and we believe that the recent grant award from the US Department of Defense to the Mayo Clinic is a strong validation of our approach.

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

Consistent with our corporate development and advancement of clinical trials we are starting to make a number of key management and advisory appointments. Patrick Yeramian M.D. our Consultant Medical Director has been appointed Vice President and Chief Medical Officer.  Dr. Stacy Suber, our Consultant Regulatory Director, is our contact with the FDA for our IND filings.  In addition, Dr. John Bonfiglio, a Corporate Strategic Advisor has been appointed to our Board of Directors.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

We recorded a net income of $2,484,000 or $0.05 basic and $0.03 diluted income per share during the three months ended September 30, 2015 compared to a net loss of $1,568,000 or ($0.09) per share for the three months ended September 30, 2014. The net income recognized in the three months ended September 30, 2015 was exclusively due to the changes in the fair value of derivative liabilities as described below.

Operating costs increased to $1,738,000 during the three months ended September 30, 2015 compared to $1,384,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•
General and administrative expenses decreased to $969,000 during the three months ended September 30, 2015 from $1,351,000 during the prior period. The decrease was primarily due to lower non-cash consulting fees offset by higher investor relations and salaries expense during the three months ended September 30, 2015 compared to the prior period. The decrease in non-cash consulting fees from the prior year was due to the Company curtailing its business development activities in the current year.

•
Research and development costs during the three months ended September 30, 2015 were $769,000 compared to $33,000 during the prior period. This was due to the Company exercising its option to acquire a license from Mayo Foundation for Medical Education and Research for $350,000 and increased in in-house research and consulting activity in the current period.

•
The changes in fair value of derivative liabilities for the three months ended September 30, 2015 was $4,247,000 as compared to $(74,000) for the three months ended September 30, 2014. The variance is due to the revaluation of the Series A warrants issued by us in January and March 2015. We revalue the derivative liabilities at each balance sheet date to fair value. The fair value is determined using Black-Scholes valuation model using various assumptions. The most significant change in the assumptions was the difference in the strike price used at September 30, 2015 of $0.62 compared to $0.96 at June 30, 2015. Due to the significant change in the strike price, the fair value of the derivative liabilities decreased by $4,247,000 with a corresponding gain in the consolidated statement of operations. None of the warrants recognized as derivative liabilities were exercised during the quarter.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

We recorded a net loss of $16,943,000 or ($0.46) per share during the nine months ended September 30, 2015 compared to $30,147,000 or ($2.27) per share for the nine months ended September 30, 2014.

Operating costs increased to $3,904,000 during the nine months ended September 30, 2015 compared to $2,977,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•
General and administrative expenses decreased to $2,324,000 during the nine months ended September 30, 2015 from $2,899,000 during the prior period. The decrease was primarily due to decrease in non-cash consulting fees paid as stock-based compensation during the nine months ended September 30, 2015 compared to the prior period. The decrease in non-cash consulting fees from the prior year was due to the Company curtailing its business development activities in the current year.

•
Research and development costs during the nine months ended September 30, 2015 were $1,580,000 compared to $78,000 during the prior period. This was due to the Company exercising its option to acquire a license from Mayo Foundation for Medical Education and Research for $350,000 as part of an agreement entered into in March 2014 and increased in in-house research and consulting activity in the current period.

•
The changes in fair value of derivative liabilities for the nine months ended September 30, 2015 was $(4,759,000) as compared to $243,000 for the nine months ended September 30, 2014. The variance in the current period is due to the revaluation of the Series A warrants issued by us in January and March 2015. We revalue the derivative liabilities at each balance sheet date to fair value. None of the warrants recognized as derivative liabilities were exercised during the nine months ended September 30, 2015.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Cash reserves	$6,087,000	$142,000
Working capital (deficit)	$(2,621,000)	$(1,024,000)

Subject to the availability of additional financing, we intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations. At September 30, 2015, we had $6,087,000 of cash on hand and a working capital deficit of $2,621,000. During the nine months ended September 2015, we raised approximately $2 million in private and brokered placements and another $7.43 million in cash proceeds from the exercise of warrants.

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

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2015 was $3,492,000 compared to $1,518,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2015 was $9,438,000 compared to $2,083,000 during the prior period. Current period financing consisted of proceeds from private placements and warrant exercises while prior period financing relates to proceeds from convertible notes.

As of September 30, 2015, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next twelve months, which are expected to be in the range of $7,500,000 for the funding of multiple small Phase 2 clinical trials.  We believe that this will be achieved through the exercise of warrants from our January and March Financings in 2015.

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional capital.

While these factors raise substantial doubt regarding our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Vendor Litigation

One of our suppliers, Fischer Scientific was awarded a judgment against us for $51,000 which is equal to the amount owed to them. We intend on settling that matter in the fourth quarter of 2015.

Item 1A.Risk Factors

Not required.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We have not issued any unregistered equity securities that we have not previously reported in a current or periodic report filed with the US Securities and Exchange Commission.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not Applicable.

Item 5.Other Information

Amendment of Consulting Agreement with Dr. John Bonfiglio

    Due to increasing requirements for Dr. John Bonfiglio’s consulting services by the Company, in June, 2015, the Consulting Agreement, dated February 10, 2015, between the Company and Dr. Bonfiglio was amended to provide for consulting fees of $15,000 per month and services up to 120 hours per month.  Dr. Bonfiglio also serves as member of the Board of Directors of the Company.

Amendment of the 2014 Omnibus Stock Ownership Plan

On November 6, 2015, the Board of Directors approved an amendment to the Company’s 2014 Omnibus Stock Ownership Plan which provided:

•	for an increase the number of shares reserved for issuance under the Plan by 5 million shares to 7 million shares;

•
the Board and Committee administering the Plan with full discretion under Section 6(f) on the vesting period for Service-Vesting Awards under the Plan, including the grant of Awards with less than the Minimum Vesting Requirement (as such terms are defined in the Plan), and

•	the Board and Committee administering the Plan with the ability to grant stock bonuses to executive officers under Section 6(c).

    A copy of the 2014 Plan, the first amendment to the Plan (adopted in February 2015), and the November 6th amendment to the Plan, as well as the forms of stock option award agreements and a restricted share award agreement to be used under the Plan, are included as exhibits to this Report on Form 10-Q.

Employment Agreement with Dr. Glynn Wilson

    On November 12, 2015, the Company entered into a new employment agreement with Dr. Glynn Wilson, the Company’s Chief Executive Officer, President and Chairman, the material terms and conditions of which are summarized below.  A copy of the agreement is included as an exhibit to this Report on Form 10-Q.

    The employment agreement provides that Dr. Wilson will serve as the Chief Executive Officer, President and Chairman of the Company.  The initial term of the agreement ends November 11, 2017, but it will automatically be extended for 12-months unless terminated by the Company or Dr. Wilson by written notice to the other not later than 12 months prior to the end of such initial term.  It will thereafter be further extended for an additional 12 months after the end of each such extended term unless terminated by the Company or Dr. Wilson by written notice no later than 90 days prior to the end of such term, subject to early termination for cause or good reason by Dr. Wilson.  Under the agreement, Dr. Wilson’s annual base salary is to be $280,000, and he is entitled to a performance-based bonus ranging of up to 50% of his base salary based on goals and other conditions as the Board determines on an annual basis, which may be paid in cash or equity awards as the Board determines.

    Dr. Wilson will be entitled to 21 days paid vacation per calendar year plus such sick leave as he may reasonably and actually require, and he will be entitled to participate in all group insurance, vacation, retirement and other employee benefits established by Company for its full time employees generally, on terms comparable to those provided to such employees from time to time by the Company.

    In connection with entering into the new agreement, Dr. Wilson will receive equity awards under the Company’s 2014 Omnibus Stock Ownership Plan consisting of (i) an award of 315,000 shares of unregistered common stock, which immediately vest, and (ii) an award of stock options to purchase 2 million shares of Company common stock, prior to November 12, 2025, for $0.605 per share (the closing price of the common stock on November 12, 2015).  One-half of the stock options will be immediately vested, and the remaining 1 million shares will vest ratably over the following 24 months.

If the agreement is terminated by the Company without cause (as defined in the agreement), or if the agreement is terminated by Dr. Wilson for good reason (as defined in the agreement), the Company is required to pay Dr. Wilson a severance payment in an amount equal to 2/3 of his annual base salary, plus any amount of his annual performance bonus that was earned as of the date of termination but not yet paid.

    If the agreement is terminated either by the Company without cause or by Dr. Wilson for good reason during the period of ninety (90) days following a change in control (as defined in the agreement), then in lieu of the severance payment described above, the Company is required to pay Dr. Wilson severance equal to the sum of (i) 2/3 of his annual base salary and (ii) his Annual Performance Bonus for the year which includes the effective date of the change in control, payable at the target level of performance.  In addition, the Company will also be required to pay Dr. Wilson the amount of any annual performance bonus that, as of the date of termination, has been earned by him but not yet paid.  If Dr. Wilson holds any stock options or other stock awards granted under the Company’s equity plans which are not fully vested at the time his employment with the Company is terminated either by the Company without Cause or by him for good reason during the period of ninety (90) days following a change in control, such equity awards shall become fully vested as of the termination date.

    The agreement provides that Dr. Wilson may not solicit any of the Company’s employees or compete directly or indirectly with the Company during the term of the agreement and for one year after its expiration anywhere in the United States. The agreement contains customary confidentiality provisions.

Equity Awards to Non-employee Directors, employees and consultants

    On November 12, 2015, the Board of Directors approved awards of stock options to acquire 150,000 shares of common stock to each of Sherry Grisewood and Mark Reddish, who serve as members of the Board of Directors, for their long service and contributions to the Company and the Board.  All of such options are fully vested.  In addition, the Board approved awards of stock options to four individuals (two employees and two consultants) to purchase an aggregate of 690,000 shares of common stock.  Of the options granted to the employees and consultants, 290,000 are immediately vested, and the remainder vest over periods of between one and three years.  All of the stock options have a 10-year term, and the exercise price is $0.605 per share, the closing price of the common stock on the date of grant.

Item 6.Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
10.1*	2014 Omnibus Stock Ownership Plan
10.2*	Amendment to 2014 Omnibus Stock Ownership Plan (February 10, 2015)
10.3*	Amendment to 2014 Omnibus Stock Ownership Plan (November 6, 2015)
10.4*	Form of Stock Option Award Agreement – Key Employee
10.5*	Form of Stock Option Award Agreement – Non-employee Director
10.6*	Form of Stock Option Award Agreement – Consultant
10.7*	Form of Restricted Stock Award Agreement – Consultant
10.8*	Employment Agreement between TapImmune, Inc. and Dr. Glynn Wilson, dated November 12, 2015
14	Code of Ethics and Business Conduct
31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.
32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates management contract or compensatory plan or arrangement.

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
\

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TAPIMMUNE INC.
/s/ Glynn Wilson
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: November 16, 2015