Form 10-Q/A
period 2015-03-31
TAPIMMUNE INC
filed 2016-04-14
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-27239

TAPIMMUNE INC.

(Name of registrant in its charter)

NEVADA	88-0277072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1551 Eastlake Avenue East, Suite 100 Seattle, Washington	98102
(Address of principal executive offices)	(Zip Code)

(206) 504 7278

(Issuer’s telephone number)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2015, the Company had 32,638,811 shares of common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for TapImmune Inc. (“we” or the “Company”) for the quarterly period ended March 31, 2015, initially filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2015 (the “Original Filing”), is being filed to restate accounting for the share purchase warrants and recording the fair value of the warrants under “Derivative liability- warrants” on its balance sheet with changes in the fair value over time reflected in the statements of operations as “Changes in fair value of derivative liabilities”. The restatement of the Company’s accounting for the share purchase warrants arose after a review by the Company’s management.

As a result, the Board of Directors of the Company has determined that the Company’s previously issued consolidated unaudited financial statements and reports filed with the SEC for the quarterly period ended March 31, 2015 should not be relied upon. For a more detailed description of the effects of the restatement, see further discussion in Note 1A, “Amendment to Previously Reported Quarterly Financial Statements” to our consolidated financial statements included in Part I, Item 1 of this report.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filings in their entirety. However, this Form 10-Q/A only amends and restates Items 1 and 2 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filings or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1 and 32.1 to this report. We have also updated our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 As Restated	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$1,453,505	$141,944
Prepaid expenses and deposits	82,504	82,504

	$1,536,009	$224,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$703,323	$693,362
Research agreement obligations	492,365	492,365
Derivative liability – warrants	8,994,975	9,415
Promissory notes	52,942	52,942

	10,243,605	1,248,084

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized
32,638,811 shares issued and outstanding (2014 – 20,318,815)	32,639	20,319
Additional paid-in capital	85,269,526	85,265,776
Accumulated deficit	(94,009,761)	(86,309,731)

	(8,707,596)	(1,023,636)

	$1,536,009	$224,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31, 2015 As Restated	Three Months Ended March 31, 2014
Operating expenses:
General and administrative	$418,786	$1,164,098
Research and development	609,378	22,500

Loss from Operations	(1,028,164)	(1,186,598)
Other Income (Expense)
Changes in fair value of derivative liabilities	327,440	(338,297)
Accretion of discount on convertible notes	—	(483,636)
Interest and financing charges	—	(35,269)
Loss on extinguishment of debt	—	(27,663,430)

Net Loss for the Period	(700,724)	(29,707,230)

Other comprehensive income
Foreign exchange translation adjustment	—	(1,249)

TOTAL COMPREHENSIVE LOSS	$(700,724)	$(29,708,479)

Basic and Diluted Net Loss per Share	$(0.03)	$(3.89)

Weighted Average Number of Common Shares Outstanding	27,611,255	7,631,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS RESTATED

	Common Stock		Additional Paid In Capital $	Accumulated Deficit $	Accumulated Other Comprehensive Loss $	Total $
	Number of shares	Amount $
Balance, December 31, 2014	20,318,816	20,319	85,265,776	(86,309,731)	—	(1,023,636)
Private placement (net of finders’ fee of $140,000)	12,319,995	12,320	2,313,694	—	—	2,326,014
Fair value of warrants recognized as derivative liabilities	—	—	(2,313,694)	(6,999,306)	—	(9,313,000)
Stock- based compensation	—	—	3,750	—	—	3,750
Net loss	—	—	—	(700,724)	—	(700,724)

Balance, March 31, 2015	32,638,811	32,639	85,269,526	(94,009,761)	—	(8,707,596)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2015 As Restated	Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(700,724)	$(29,707,230)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in fair value of derivative liabilities	(327,440)	338,297
Loss on extinguishment of debt	—	27,663,430
Non-cash interest and finance charges	—	483,636
Stock based compensation	3,750	690,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9, 961	158,913

NET CASH USED IN OPERATING ACTIVITIES	(1,014,453)	(372,954)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net of issuance costs of $140,000	2,326,014	—
Convertible note issuance	—	418,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,326,014	418,000

INCREASE IN CASH	1,311,561	45,046
CASH, BEGINNING OF PERIOD	141,944	48,589

CASH, END OF PERIOD	$1,453,505	$93,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2015 As Restated	Three Months Ended March 31, 2014
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Accounts payable settled in common stock	$—	$513,000
Fair value of issuance of warrants in January and March 2015 financing	9,313,000	—
Conversion of debt obligations into common stock:
Accrued interest	—	476,000
Convertible notes payable	—	3,293,000
Loans payable, related party	—	42,000
Promissory notes, related party	—	210,000
Due to related parties	—	369,000
Fair value derivative liability – conversion option at conversion	—	708,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1:    NATURE OF OPERATIONS

TapImmune Inc. (the “Company”), a Nevada corporation incorporated in 1992, is a biotechnology Company focusing on immunotherapy specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of oncology and infectious disease. Unlike other vaccine technologies that narrowly address the initiation of an immune response, TapImmune’s approach broadly stimulates the cellular immune system by enhancing the function of killer T-cells and T-helper cells and by restoring antigen presentation in tumor cells allowing their recognition and killing by the immune system.

NOTE 1A:    AMENDMENT TO PREVIOUSLY REPORTED QUARTERLY FINANCIAL STATEMENTS

The Company’s previously issued consolidated financial statements for the three months ended March 31, 2015 have been restated related to the Company’s accounting for share purchase warrants issued as part of two registered transactions in January 2015 and March 2015. Previously, the fair value of certain series of the share purchase warrants (Series B, B-1, C, C-1, D, D-1, E and E-1) was concluded by management to be classified within stockholders’ equity (deficit). The Company has reviewed the terms and conditions underlying its outstanding share purchase warrants and determined that the accounting for certain series of the warrants should be amended.

Management reviewed ASC 480-10 Distinguishing liabilities from equity and ASC 815-40 Contracts in an Entity’s Own Equity to arrive at this conclusion that the common stock purchase warrants should be classified as a liability, not equity, as the Company cannot control their ability to gross settle the financial instruments with registered securities.

The Company has restated its accounting for certain series of the share purchase warrants and recorded the fair value of the warrants under “Derivative liability- warrants” on its balance sheet with changes in the fair value over time reflected in the statements of operations as “Changes in fair value of derivative liabilities”.

As a result of these adjustments, net loss for the three months ended March 31, 2015 was reduced by $281,000. The Company has reported an amended net loss of $701,000 versus the previously reported net loss of approximately $982,000 for the three months ended March 31, 2015.

The following table summarizes the effect of the restatement on the consolidated statement of operations for the three months ended March 31, 2015:

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015 (Unaudited)
	As Previously Reported	Adjustment	As Restated
ASSETS
Current Assets
Cash	1,453,505	—	1,453,505
Prepaid expenses and deposits	82,504	—	82,504

	1,536,009	—	1,536,009

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	703,323	—	703,323
Research agreement obligations	492,365	—	492,365
Derivative liability – warrants	2,052,975	6,942,000	8,994,975
Promissory notes	52,942	—	52,942

	3,301,605	6,942,000	10,243,605

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—	—
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized 32,638,811 shares issued and outstanding (2014 – 20,318,815)	32,639	—	32,639
Additional paid-in capital	85,493,220	(223,694)	85,269,526
Accumulated deficit	(87,291,455)	(6,718,306)	(94,009,761)

	(1,765,596)	(6,942,000)	(8,707,596)

	1,536,009	—	1,536,009

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated
Operating expenses:
General and administrative	418,786	—	418,786
Research and development	609,378	—	609,378

Loss from Operations	(1,028,164)	—	(1,028,164)
Other Income (Expense)
Changes in fair value of derivative liabilities	46,440	281,000	327,440
Accretion of discount on convertible notes	—	—	—
Interest and financing charges	—	—	—
Loss on extinguishment of debt	—	—	—

Net Loss for the Period	(981,724)	281,000	(700,724)

Other comprehensive income
Foreign exchange translation adjustment	—	—	—

TOTAL COMPREHENSIVE LOSS	(981,724)	281,000	(700,724)

Basic and Diluted Net Loss per Share	(0.04)	0.01	(0.03)

Weighted Average Number of Common Shares Outstanding	27,611,255	27,611,255	27,611,255

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(981,724)	281,000	(700,724)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in fair value of derivative liabilities	(46,440)	(281,000)	(327,440)
Loss on extinguishment of debt	—	—	—
Non-cash interest and finance charges	—	—	—
Stock based compensation	3,750	—	3,750
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,961	—	9,961

NET CASH USED IN OPERATING ACTIVITIES	(1,014,453)	—	(1,014,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net of issuance costs of $140,000	2,326,014	—	2,326,014
Convertible note issuance	—	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,326,014	—	2,326,014

INCREASE IN CASH	1,311,561	—	1,311,561
CASH, BEGINNING OF PERIOD	141,944	—	141,944

CASH, END OF PERIOD	1,453,505	—	1,453,505

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	March 31,
	2015	2014
Common stock options	65,000	65,000
Common stock warrants - equity treatment	2,549,000	193,000
Common stock warrants - liability treatment	62,194,000	57,000
Convertible notes	—	15,000

Potentially dilutive securities	64,808,000	330,000

NOTE 6:    DERIVATIVE LIABILITY - WARRANTS AND DERIVATIVE LIABILITY – CONVERSION OPTION, AS RESTATED

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended 2015 and 2014 is as follows:

Share Purchase Warrants	Weighted Average Inputs for the Period
Date of valuation	For the Quarter Ending March 31, 2015	For the Quarter Ending March 31, 2014
Dividend yield (per share)	0%	0%
Strike price	$0.98	$5.84
Volatility (annual)	158.00%	159.00%
Risk-free rate	1.00%	0.65%
Contractual term (years)	4.00	3.83

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and Derivative liability – conversion option:

	As of March 31, 2015
	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$8,995,000	—	—	$8,995,000	$8,995,000

Total	$8,995,000	—	—	$8,995,000	$8,995,000

	As of December 31, 2014
	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$9,000	—	—	$9,000	$9,000

Total	$9,000	—	—	$9,000	$9,000

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2015:

Derivative liability – warrants
Balance – December 31, 2014	$9,000
Additions during the quarter	9,313,000
Change in fair value of warrant liability	(327,000)

Balance – March 31, 2015	$8,995,000

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

During 2014 the Company entered into numerous extinguishment agreements with various holders. As a result the derivative liability associated with the bifurcated conversion options were extinguished at the date of conversion and recorded in the loss on extinguishment in the Statement of Operations. The inputs utilized in the final mark to market were as follows:

Conversion Option	Weighted Average Inputs for the Period
Date of valuation	For the Quarter Ending March 31, 2015	For the Quarter Ending March 31, 2014
Dividend yield (per share)	—%	0%
Strike price	$—	$1.03
Volatility (annual)	—%	199.00%
Risk-free rate	—%	0.05%
Contractual term (years)	—	0.24

Fair value of Conversion Option at extinguishment	$—	$708,000

NOTE 7:    PROMISSORY NOTES, RELATED PARTY

The Company has outstanding promissory notes in the amount of $52,942 (December 31, 2014 - $52,942), of which $23,000 of promissory notes are from an officer and a director of the Company. The promissory notes bear no interest charges and have no fixed repayment terms.

NOTE 8:    CAPITAL STOCK, AS RESTATED

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

Initial Fair Value of Warrants Issued

Pursuant to ASC 480-10 Distinguishing liabilities from equity and ASC 815-40 Contracts in an Entity’s Own Equity, the common stock purchase warrants are classified as a derivative liability as the Company cannot control their ability to gross settle the financial instruments with registered securities. The fair value of the warrants issued pursuant to the January and March 2015 stock purchase agreement was $9,313,000.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of March 31, 2015 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2014	2,659,417	1.83	4.15
Issued	62,090,975	1.03	3.96
Exercised	—	—	—
Extinguished or expired	(7,500)	50.00	—

Balance, March 31, 2015	64,742,892	$1.01	3.95

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

Company Overview

Our Cancer Vaccines

TapImmune is a biotechnology company focusing on immunotherapy specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer and infectious disease. The Company combines a set of proprietary technologies to improve the ability of the cellular immune system to destroy diseased cells. These are peptide antigen technologies and DNA expression technologies, Polystart and TAP.

To enhance shareholder value and taking into account development timelines, the Company plans to focus on advancing its clinical programs including our HER2/neu peptide antigen program and our Folate Receptor Alpha program for breast and ovarian trials into Phase II. In parallel, we plan to complete the preclinical development of our Polystart technology and to continue to develop the TAP-based franchise as an integral component of our prime-and-boost vaccine methodology.

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

Polystart

The Company has converted the previously filed U.S. Provisional Patent Application on Polystart into a full Patent Application, and will extend technology constructs as boost strategies for the current clinical programs in breast and ovarian cancer.

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

In Q1 2015, we strengthened our cash position by raising additional $2.5M in working capital giving us confidence in our ability to continue developing our products on the path to commercialization. The structure of this financing gives us additional opportunities to raise additional capital through the exercise of short-term and long-term warrants. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive interim data on both clinical programs in Breast and Ovarian Cancer. Also, we are pleased to report that our clinical programs are seeing positive outcomes and we expect further read outs on the data as we approach the annual ASCO meeting (Association of Clinical Oncology) in Chicago at the end of May.

We continue to be focused on our entry into Phase II Triple Negative Cancer Trials including application for Fast Track & Orphan Drug Status as well as planning for Phase II HER2/neu Breast Cancer Trials.

We will also produce new PolyStart constructs, in-house, to facilitate collaborative efforts in our current clinical indications and those where others have already indicated interest in combination therapies.

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

In addition to the exciting clinical developments, our peptide vaccine technology may be coupled with our recently developed in-house Polystart nucleic acid-based technology designed to make vaccines significantly more effective by producing four times the required peptides for the immune systems to recognize and act on. Our nucleic acid-based systems can also incorporate “TAP” which stands for Transporter associated with Antigen Presentation. Our technologies are also widely applicable to the treatment of emerging viral threats and pandemics. In particular, our highly versatile PolyStart technology has application in these areas. With respect to validation of our technologies, it is important to note that the majority of our technologies have been published in leading peer-reviewed journals. The timing of such publications is consistent with the filing of patents.

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

We believe that through our combination of technologies, we are well positioned to be a leading player in this emerging market. It is important to note that many of the late stage immunotherapies currently in development do not represent competition to our programs, but instead offer synergistic opportunities to partner our antigen based immunotherapeutics, Polystart and/or TAP expression systems. Thus, the use of naturally processed T-cell antigens discovered using samples derived from cancer patients plus our Polystart expression technology to improve antigen presentation to T-cells could not only produce an effective cancer vaccines in its own right but also to enhance the efficacy of other immunotherapy approaches such as CAR-T and PD1 inhibitors for example.

Consistent with our corporate development and advancement of clinical trials we have made significant additions to our personnel through appointments of a Consultant Medical Director (Patrick Yeramian, M.D.) and a Consultant Regulatory Director (Dr. Stacy Suber). In addition, we have appointed Dr. John Bonfiglio as a Corporate Strategic Advisor and have appointed David Laskow-Pooley to our Board of Directors

On the technology and product pipeline side, management believes that the company is fundamentally strong and poised to be a leading company in a highly attractive, multi-billion dollar and expanding market, a position reinforced by our recruitment of top-class managers, advisors and investors who all share our vision.

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

We recorded a net loss of $701,000 or ($0.03) per share during the three months ended March 31, 2015 compared to $29,707,000 or ($3.89) per share for the three months ended March 31, 2014.

Operating costs decreased to $1,028,000 during the three months ended March 31, 2015 compared to $1,187,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•	General and administrative expenses decreased to $419,000 during the three months ended March 31, 2015 from $1,164,000 during the prior period. The decrease was primarily due to absence of non-cash consulting fees paid as stock-based compensation during the three months ended March 31, 2015 from $686,000 during the prior period. The decrease in non-cash consulting fees from the prior year was due to the Company curtailing its business development activities in the current year.

•	Research and development costs during the three months ended March 31, 2015 were $609,000 compared to $23,000 during the prior period. This was due to the Company exercising its option to acquire Mayo Clinic technology as part of an agreement entered into in March 2014 and increased in in-house research activity in the current period.

The weighted average number of shares outstanding was 27,611,255 for the three months ended March 31, 2015 compared to 7,631,669 for the prior year.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Cash reserves	$1,454,000	$142,000
Working capital (deficit)	$(8,708,000)	$(1,024,000)

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

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at March 31, 2015, we had accumulated losses of $94,010,000 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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
Date: April 14, 2016