Form 10-Q/A
period 2015-06-30
TAPIMMUNE INC
filed 2016-04-14
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-27239

TAPIMMUNE INC.

(Name of registrant in its charter)

NEVADA	88-0277072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 N. Laura Street, Suite 2500 Jacksonville, FL 32202	98102
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for TapImmune Inc. (“we” or the “Company”) for the quarterly period ended June 30, 2015, initially filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2015 (the “Original Filing”), is being filed to restate accounting for the share purchase warrants and recording the fair value of the warrants under “Derivative liability- warrants” on its balance sheet with changes in the fair value over time reflected in the statements of operations as “Changes in fair value of derivative liabilities”. The restatement of the Company’s accounting for the share purchase warrants arose after a review by the Company’s management.

As a result, the Board of Directors of the Company has determined that the Company’s previously issued consolidated unaudited financial statements and reports filed with the SEC for the quarterly period ended June 30, 2015 should not be relied upon. For a more detailed description of the effects of the restatement, see further discussion in Note 1A, “Amendment to Previously Reported Quarterly Financial Statements” to our consolidated financial statements included in Part I, Item 1 of this report.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 As Restated	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$3,105,320	$141,944
Prepaid expenses and deposits	142,590	82,504

	$3,247,910	$224,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$842,682	$693,362
Research agreement obligations	492,365	492,365
Derivative liability – warrants	69,962,000	9,415
Promissory notes	52,942	52,942

	71,349,989	1,248,084

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized 38,038,921 shares issued and outstanding (2014 – 20,318,815)	38,039	20,319
Additional paid-in capital	92,218,937	85,265,776
Accumulated deficit	(160,359,055)	(86,309,731)

	(68,102,079)	(1,023,636)

	$3,247,910	$224,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 As Restated		2015 As Restated
		2014		2014
Operating expenses:
General and administrative	$936,887	$488,427	$1,355,673	$1,687,794
Research and development	201,157	22,500	810,535	45,000

Loss from Operations	(1,138,044)	(510,927)	(2,166,208)	(1,732,794)
Other Income (Expense)
Accretion of interest on convertible debt	—	(8,660)	—	(492,296)
Changes in fair value of derivative liabilities	(59,079,025)	352,834	(58,751,585)	14,537
Foreign exchange	775	—	775	—
Gain (loss) on settlement of debt	—	920,233	—	(26,743,197)

Net Income (Loss) for the Period	$(60,216,294)	$753,480	$(60,917,018)	$(28,953,750)

Other comprehensive income (loss)
Foreign exchange translation adjustment	—	1,042	—	(207)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(60,216,294)	$754,522	$(60,917,018)	$(28,953,957)

Basic and Diluted Net Income (Loss) per Share	$(1.80)	$0.05	$(1.99)	$(2.57)

Weighted Average Number of Common Shares Outstanding	33,525,656	15,523,016	30,584,794	11,250,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

AS RESTATED

			Additional
	Common Stock		Paid In	Accumulated
	Number of shares	Amount $	Capital $	Deficit $	Total $
Balance, December 31, 2014	20,318,816	20,319	85,265,776	(86,309,731)	(1,023,636)
Private placement (net of finders’ fee of $140,000)	12,319,995	12,320	2,313,694	—	2,326,014
Fair value of warrants recognized as derivative liabilities in January and March 2015 Financing	—	—	(2,313,694)	(6,999,306)	(9,313,000)
Fair value of warrants issued on May 28, 2015	—	—	—	(6,133,000)	(6,133,000)
Exercise of warrants	5,000,000	5,000	2,495,000	—	2,500,000
Reclassification of derivative warrant liabilities to equity at exercise date	—	—	4,245,000	—	4,245,000
Finders’ fee on exercise of warrants	—	—	(35,000)	—	(35,000)
Stock- based compensation	400,110	400	248,161	—	248,561
Net loss	—	—	—	(60,917,018)	(60,917,018)

Balance, June 30, 2015	38,038,921	38,039	92,218,937	(160,359,055)	(68,102,079)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2015 As Restated	Six Months Ended June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(60,917,018)	$(28,953,750)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in fair value of derivative liabilities	58,751,585	(14,537)
Loss on extinguishment of debt	—	26,743,197
Non-cash interest and finance charges	—	492,296
Stock based compensation	248,561	799,075
Changes in operating assets and liabilities:
Prepaid expenses	(60,086)	—
Accounts payable and accrued liabilities	149,320	322,277

NET CASH USED IN OPERATING ACTIVITIES	(1,827,638)	(611,442)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net of issuance costs of $173,000	2,326,014	583,000
Proceeds from loans payable	—	500
Proceeds from exercise of warrants	2,500,000	—
Finders’ fee on exercise of warrants	(35,000)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,791,014	583,500

INCREASE (DECREASE) IN CASH	2,963,376	(27,942)
CASH, BEGINNING OF PERIOD	141,944	48,589

CASH, END OF PERIOD	$3,105,320	$20,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2015 As Restated	Six Months Ended June 30, 2014
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Accounts payable settled in common stock	$231,000	$683,000
Fair value of issuance of warrants in January and March 2015 financing	9,313,000	—
Issuance of additional warrants in May 28, 2015 transaction	6,133,000	—
Reclassification of derivative warrant liabilities to equity at exercise date	4,245,000	—
Conversion of debt obligations into common stock:
Accrued interest	—	476,000
Convertible notes payable	—	3,797,000
Loans payable, related party	—	42,000
Promissory notes, related party	—	210,000
Due to related parties	—	369,000
Fair value derivative liability – conversion option at conversion	—	708,000

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

NOTE 1A:     AMENDMENT TO PREVIOUSLY REPORTED QUARTERLY FINANCIAL STATEMENTS

The Company’s previously issued consolidated financial statements for the three and six months ended June 30, 2015 have been restated related to the Company’s accounting for share purchase warrants issued as part of two registered transactions in January 2015 and March 2015. Previously, the fair value of certain series of the share purchase warrants (Series B, B-1, C, C-1, D, D-1, E and E-1) was concluded by management to be classified within stockholders’ equity (deficit). The Company has reviewed the terms and conditions underlying its outstanding share purchase warrants and determined that the accounting for certain series of the warrants should be amended.

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

As a result of these adjustments, net loss for the three and six months ended June 30, 2015 was increased by $41,771,000 and $41,490,000, respectively. The Company has reported an amended net loss of $60,216,000 versus the previously reported net loss of approximately $18,446,000 for the three months ended June 30, 2015 and an amended net loss of $60,917,000 versus the previously reported net loss of approximately $19,427,000 for the six months ended June 30, 2015.

The following table summarizes the effect of the restatement on the consolidated statement of operations for the three and six months ended June 30, 2015:

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)
	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets
Cash	3,105,320	—	3,105,320
Prepaid expenses and deposits	142,590	—	142,590

	3,247,910	—	3,247,910

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	842,682	—	842,682
Research agreement obligations	492,365	—	492,365
Derivative liability – warrants	11,673,347	58,288,653	69,962,000
Promissory notes	52,942	—	52,942

	13,061,336	58,288,653	71,349,989

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—	—
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized 32,638,811 shares issued and outstanding (2014 – 20,318,815)	38,039	—	38,039
Additional paid-in capital	95,885,631	(3,666,694)	92,218,937
Accumulated deficit	(105,737,096)	(54,621,959)	(160,359,055)

	(9,813,426)	(58,288,653)	(68,102,079)

	3,247,910	—	3,247,910

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated
Operating expenses:
General and administrative	936,887	—	936,887
Research and development	201,157	—	201,157

Loss from Operations	(1,138,044)	—	(1,138,044)
Other Income (Expense)
Changes in fair value of derivative liabilities	(9,052,372)	(50,026,653)	(59,079,025)
Foreign exchange	775	—	775
Inducement expense	(8,256,000)	8,256,000	-

Net Loss for the Period	(18,445,641)	(41,770,653)	(60,216,294)

Other comprehensive income
Foreign exchange translation adjustment	—	—	—

TOTAL COMPREHENSIVE LOSS	(18,445,641)	(41,770,653)	(60,216,294)

Basic and Diluted Net Loss per Share	(0.55)	(1.25)	(1.80)

Weighted Average Number of Common Shares Outstanding	33,525,656	33,525,656	33,525,656

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF

OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Six Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated
Operating expenses:
General and administrative	1,355,673	—	1,355,673
Research and development	810,535	—	810,535

Loss from Operations	(2,166,208)	—	(2,166,208)
Other Income (Expense)
Changes in fair value of derivative liabilities	(9,005,932)	(49,745,653)	(58,751,585)
Foreign exchange	775	—	775
Inducement expense	(8,256,000)	8,256,000	—

Net Loss for the Period	(19,427,365)	(41,489,653)	(60,917,018)
Other comprehensive income
Foreign exchange translation adjustment	—	—	—

TOTAL COMPREHENSIVE LOSS	(19,427,365)	(41,489,653)	(60,917,018)

Basic and Diluted Net Loss per Share	(0.64)	(1.36)	(1.99)

Weighted Average Number of Common Shares Outstanding	30,584,794	30,584,794	30,584,794

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(19,427,365)	(41,489,653)	(60,917,018)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in fair value of derivative liabilities	9,005,932	49,745,653	58,751,585
Inducement expense	8,256,000	(8,256,000)	—
Non-cash interest and finance charges	—	—	—
Stock based compensation	248,561	—	248,561
Changes in operating assets and liabilities:
Prepaid expenses	(60,086)	—	(60,086)
Accounts payable and accrued liabilities	149,320	—	149,320

NET CASH USED IN OPERATING ACTIVITIES	(1,827,638)	—	(1,827,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net of issuance costs of $173,000	2,291,014	35,000	2,326,014
Proceeds from exercise of warrants	2,500,000		2,500,000
Finders’ fee on exercise of warrants	—	(35,000)	(35,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,791,014	—	4,791,014

INCREASE IN CASH	2,963,376	—	2,963,376
CASH, BEGINNING OF PERIOD	141,944	—	141,944

CASH, END OF PERIOD	3,105,320	—	3,105,320

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	June 30,
	2015	2014
Common stock options	465,000	65,000
Common stock warrants - equity treatment	2,556,000	185,000
Common stock warrants - liability treatment	81,834,000	49,000
Convertible notes	—	7,000

Potentially dilutive securities	84,855,000	306,000

NOTE 6:     DERIVATIVE LIABILITY - WARRANTS AND DERIVATIVE LIABILITY – CONVERSION OPTION, AS RESTATED

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the six months ended 2015 and 2014 is as follows:

Share Purchase Warrants	Weighted Average Inputs for the Period
Date of valuation	For the Six Months Ending June 30, 2015	For the Six Months Ending June 30, 2014
Fair market value of stock	$0.96	$0.02
Strike price	$0.50	$5.84
Volatility (annual)	148.00%	159.00%
Risk-free rate	1.1%	1.08%
Contractual term (years)	3.2	3.58
Dividend yield (per share)	0%	0%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants:

	As of June 30, 2015
	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$69,962,000	—	—	$69,962,000	$69,962,000

Total	$69,962,000	—	—	$69,962,000	$69,962,000

	As of December 31, 2014
	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$9,000	—	—	$9,000	$9,000

Total	$9,000	—	—	$9,000	$9,000

There were no transfers between Level 1, 2 or 3 during the three months ended June 30, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2015:

Derivative liability – warrants
Balance – December 31, 2014	$9,000
Additions during the period	15,446,000
Exercise of warrants	(4,245,000)
Change in fair value of warrant liability	58,752,000

Balance – June 30, 2015	$69,962,000

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

During 2014 the Company entered into numerous extinguishment agreements with various holders. As a result the derivative liability associated with the bifurcated conversion options were extinguished at the date of conversion and recorded in the loss on extinguishment in the Statement of Operations. The inputs utilized in the final mark to market were as follows:

Conversion Option	Weighted Average Inputs for the Period
Date of valuation	For the Quarter Ending June 30, 2015	For the Quarter Ending June 30, 2014
Strike price	$—	$1.03
Volatility (annual)	—%	199.00%
Risk-free rate	—%	0.05%
Contractual term (years)	—	0.24
Dividend yield (per share)	—%	—%

Fair value of Conversion Option at extinguishment	$—	$708,000

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

Initial Fair Value of Warrants Issued

Pursuant to ASC 480-10 Distinguishing liabilities from equity and ASC 815-40 Contracts in an Entity’s Own Equity, the common stock purchase warrants are classified as a derivative liability as the Company cannot control their ability to gross settle the financial instruments with registered securities. The fair value of the warrants issued pursuant to the January and March 2015 stock purchase agreement was $9,313,000. The weighted average inputs include contractual term of 5.0 years, volatility of 158% and risk free rate of 1.2%.

May 2015 Restructuring agreement

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

As a result of the restructuring agreement, the Company issued an additional 12,320,000 Series B warrants and 12,320,000 Series C Warrants. The fair value of the warrants issued pursuant to the May 2015 restructuring agreement was $6,133,000.

The weighted average inputs include contractual term of 2.46 years, volatility of 141% and risk free rate of 1.5%.

Share Purchase Warrants

During the six months ended June 30, 2015, a warrant holder exercised 5,000,000 of Series C warrants at $0.50 per warrant for a total of $2,500,000.

A summary of the Company’s share purchase warrants as of June 30, 2015 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2014	2,659,417	1.83	4.15
Issued	86,730,975	0.54	3.25
Exercised	(5,000,000)	0.50	—
Extinguished or expired	(7,500)	50.00	—

Balance, June 30, 2015	84,382,892	$0.54	3.26

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

Share purchase options

A summary of the Company’s stock options as of June 30, 2015 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2013	65,430	18.00	5.04
Issued	—	—	—
Cancelled/Forfeited	—	—	—

Balance, December 31, 2014	65,430	18.00	4.04

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life
Issued	400,000	0.17	4.64

Balance, June 30, 2015	465,430	$2.62	4.49

At June 30, 2015, the intrinsic value of the vested options was equal to $66,000 (2014 - $nil).

A summary of the status of the Company’s unvested options as of June 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2014	278	$18.00
Granted	400,000	0.16
Vested	(82,685)	0.21
Cancelled	—	—

Unvested, June 30, 2015	317,593	$0.16

NOTE 9:     SUBSEQUENT EVENTS

1.	Between July 16, 2015 and August 13, 2015, holders of the Series B warrant exercised 7,890,000 of the Series B Warrants registered under our recent registration statements on Form S-1 resulting in proceeds of $1,578,000 to the Company.

2.	On July 21, 2015, the Company entered into a License and Assignment Agreement with the Mayo Foundation for Medical Education and Research (“Mayo Foundation”) pursuant to which we acquired certain intellectual property rights from the Mayo Foundation for the development and commercialization of certain products, methods and processes property relating to a folate receptor alpha immunotherapeutic vaccine comprised of a set of unique peptide epitopes targeting breast, lung and ovarian cancer. The Mayo Foundation granted us a license (with a right to sublicense) on a worldwide basis to make, sell and use products for therapeutic use against breast, ovarian, lung and other cancers that express folate receptor alpha. This license is an exclusive license for products that are based on the intellectual property and non-exclusive for products that are based on Mayo Foundation know–how and materials. The intellectual property that is being licensed includes (i) U.S. patent application numbers 12/303,054 and 13/202,236, (ii) U.S. patent number 8,486,412 and 8,858,952 and provisionals, (iii) divisionals including 13/917,410 and (iv) continuations including 14/484,057.

3.	On July 31, 2015, the Company issued to its counsel 118,450 shares of common stock for legal services rendered through January 21, 2015. Such shares were authorized to be issued on January 23, 2015, but were not issued until July 31, 2015.

4.	On August 10, 2015, the Company issued 50,000 shares of common stock as full settlement of a dispute with a marketing consultant that provided services to the Company in 2014 and 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In Q1 and Q2 2015, we strengthened our cash position by raising additional $4.8 M in working capital giving us confidence in our ability to continue developing our products on the path to commercialization. The structure of this financing gives us additional opportunities to raise additional capital through the exercise of short-term and long-term warrants. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive interim data on both clinical programs in Breast and Ovarian Cancer. Also, we are pleased to report that our clinical programs are seeing positive outcomes and we expect to present more detailed findings at major symposia toward the end of the year.

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

Consistent with our corporate development and advancement of clinical trials we have made significant additions to our personnel through appointments of a Consultant Medical Director (Patrick Yeramian, M.D.) and a Consultant Regulatory Director (Dr. Stacy Suber). In addition, we have appointed Dr. John Bonfiglio as a Corporate Strategic Advisor and also to our Board of Directors and have appointed David Laskow-Pooley to our Board of Directors

On the technology and product pipeline side, management believes that the company is fundamentally strong and poised to be a leading company in a highly attractive, multi-billion dollar and expanding market, a position reinforced by our recruitment of top-class managers, advisors and investors who all share our vision.

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

We recorded a net loss of $60,216,000 or ($1.80) per share during the three months ended June 30, 2015 compared to net income of $753,000 or $0.05 per share for the three months ended June 30, 2014.

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

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

We recorded a net loss of $60,917,000 or ($1.99) per share during the six months ended June 30, 2015 compared to $28,954,000 or ($2.57) per share for the six months ended June 30, 2014.

Operating costs increased to $2,166,000 during the six months ended June 30, 2015 compared to $1,733,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•	General and administrative expenses decreased to $1,356,000 during the six months ended June 30, 2015 from $1,688,000 during the prior period. The decrease was primarily due to decrease in non-cash consulting fees paid as stock-based compensation during the six months ended June 30, 2015 compared to the prior period. The decrease in non-cash consulting fees from the prior year was due to the Company curtailing its business development activities in the current year.

•	Research and development costs during the six months ended June 30, 2015 were $811,000 compared to $45,000 during the prior period. This was due to the Company exercising its option to acquire Mayo Clinic technology as part of an agreement entered into in March 2014 and increased in in-house research activity in the current period.

The weighted average number of shares outstanding was 30,584,794 for the three months ended June 30, 2015 compared to 11,250,240 for the prior year.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Cash reserves	$3,105,000	$142,000
Working capital (deficit)	$(68,102,000)	$(1,024,000)

Subject to the availability of additional financing, we intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations. At June 30, 2015, we had $3,105,000 of cash on hand and a working capital deficit of $68,102,000. In January and March 2015, we raised approximately $2.33 million in private and brokered placements and another $2,500,000 in warrants exercised in May 2015.

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

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional financing. These factors raise substantial doubt regarding our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. As at June 30, 2015, we had accumulated losses of $160,359,000 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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