Form 10-Q/A
period 2015-09-30
TAPIMMUNE INC
filed 2016-04-14
CIK 1094038

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for TapImmune Inc. (“we” or the “Company”) for the quarterly period ended September 30, 2015, initially filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2015 (the “Original Filing”), is being filed to restate accounting for the share purchase warrants and recording the fair value of the warrants under “Derivative liability- warrants” on its balance sheet with changes in the fair value over time reflected in the statements of operations as “Changes in fair value of derivative liabilities”. The restatement of the Company’s accounting for the share purchase warrants arose after a review by the Company’s management.

As a result, the Board of Directors of the Company has determined that the Company’s previously issued consolidated unaudited financial statements and reports filed with the SEC for the quarterly period ended September 30, 2015 should not be relied upon. For a more detailed description of the effects of the restatement, see further discussion in Note 1A, “Amendment to Previously Reported Quarterly Financial Statements” to our consolidated financial statements included in Part I, Item 1 of this report.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Description	Page

Condensed Interim Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited)	4

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	5

Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2015 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014 (Unaudited)	7

Unaudited Notes to Condensed Consolidated Financial Statements	9

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 As Restated	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$6,087,016	$141,944
Prepaid expenses and deposits	138,286	82,504

	$6,225,302	$224,448

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$874,628	$693,362
Research agreement obligations	492,365	492,365
Derivative liability – warrants	32,196,000	9,415
Promissory notes	52,942	52,942

	33,615,935	1,248,084

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized 62,890,763 shares issued and outstanding (2014 – 20,318,815)	62,891	20,319
Additional paid-in capital	104,402,206	85,265,776
Accumulated deficit	(131,855,730)	(86,309,731)

	(27,390,633)	(1,023,636)

	$6,225,302	$224,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015		2015
	As Restated	2014	As Restated	2014
Operating expenses:
General and administrative	$968,759	$1,351,209	$2,324,432	$2,899,181
Research and development	769,219	32,500	1,579,754	77,500

	1,737,978	1,383,709	3,904,186	2,976,681

Loss from Operations	(1,737,978)	(1,383,709)	(3,904,186)	(2,976,681)
Other Income (Expense)
Foreign exchange gain	—	—	775	—
Changes in fair value of derivative liabilities	30,266,000	(74,062)	(28,485,585)	243,475
Accretion of interest on convertible debt	—	—	—	(492,296)
Interest and finance charges	—	(15,425)	—	(83,247)
Shares issued in settlement agreement	(24,697)	—	(24,697)	—
Loss on settlement of debt	—	(94,640)	—	(26,837,837)

Net Income (Loss) for the Period	$28,503,325	$(1,567,836)	$(32,413,693)	$(30,146,586)

Other comprehensive income (loss)
Foreign exchange translation adjustment	—	2,972	—	2,765

TOTAL COMPREHENSIVE INCOME (LOSS)	$28,503,325	$(1,564,864)	$(32,413,693)	$(30,143,821)

Basic Net Income (Loss) per Share	$0.59	$(0.09)	$(0.88)	$(2.27)
Diluted Net Income (Loss) per Share	$0.35	$(0.09)	$(0.88)	$(2.27)

Weighted Average Number of Common Shares Outstanding, Basic	48,585,003	17,310,708	36,651,565	13,292,886
Weighted Average Number of Common Shares Outstanding, Diluted	80,944,993	17,310,708	36,651,565	13,292,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

As Restated

	Common Stock		Additional
	Number of shares	Amount	Paid In Capital	Accumulated Deficit	Total
Balance, January 1, 2015	20,318,816	$20,319	$85,265,776	$(86,309,731)	$(1,023,636)
Accounts payable settled in shares	118,450	118	21,795	—	21,913
Private placement (net of finders’ fee of $140,000)	12,363,447	12,321	2,313,694	—	2,326,015
Fair value of warrants recognized as derivative liabilities in January and March 2015 Financing	—	—	(2,313,694)	(6,999,306)	(9,313,000)
Fair value of warrants issued on May 28, 2015	—	—	—	(6,133,000)	(6,133,000)
Exercise of warrants	29,639,990	29,682	7,398,316	—	7,427,998
Reclassification of derivative warrant liabilities to equity at exercise date	—	—	11,745,000	—	11,745,000
Finders’ fee on exercise of warrants	—	—	(316,508)	—	(316,508)
Shares issued in settlement agreement	49,950	50	26,423	—	26,473
Share-based compensation	400,110	401	261,404	—	261,805
Net loss	—	—	—	(32,413,693)	(32,413,693)

Balance, September 30, 2015	62,890,763	$62,891	$104,402,206	$(131,855,730)	$(27,390,633)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2015 As Restated	Nine Months Ended September 30, 2014
Net loss	$(32,413,693)	$(30,146,586)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in fair value of derivative liabilities	28,485,585	(243,475)
Loss on settlement of debt	—	26,837,837
Loss on settlement agreement	24,697	—
Accretion of interest on convertible debt	—	492,296
Share-based compensation	261,805	1,265,625
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(55,782)	(15,000)
Accounts payable and accrued liabilities	204,956	291,359

NET CASH USED IN OPERATING ACTIVITIES	(3,492,432)	(1,517,944)

Private placement, net of finders’ fee	2,326,014	2,097,500
Proceeds from exercise of warrants	7,427,998	—
Finders’ fee on exercise of warrants	(316,508)	500
Repayment of promissory notes	—	(15,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,437,504	2,083,000

INCREASE IN CASH	5,945,072	565,056
CASH, BEGINNING OF PERIOD	141,944	48,589

CASH, END OF PERIOD	$6,087,016	$613,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2015 As Restated	Nine Months Ended September 30, 2014
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Accounts payable settled in common stock	$24,000	$683,000
Fair value of issuance of warrants in January and March 2015 financing	9,313,000	—
Issuance of additional warrants in May 28, 2015 transaction	6,133,000	—
Reclassification of derivative warrant liabilities to equity at exercise date	11,745,000	—
Conversion of debt obligations into common stock:
Accrued interest	—	476,000
Convertible notes payable	—	3,797,000
Loans payable, related party	—	42,000
Promissory notes, related party	—	210,000
Due to related parties	—	369,000
Fair value derivative liability – conversion option at conversion	—	708,000

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

NOTE 1A: AMENDMENT TO PREVIOUSLY REPORTED QUARTERLY FINANCIAL STATEMENTS

The Company’s previously issued consolidated financial statements for the three and nine months ended September 30, 2015 have been restated related to the Company’s accounting for share purchase warrants issued as part of two registered transactions in January 2015 and March 2015. Previously, the fair value of certain series of the share purchase warrants (Series B, B-1, C, C-1, D, D-1, E and E-1) was concluded by management to be classified within stockholders’ equity (deficit). The Company has reviewed the terms and conditions underlying its outstanding share purchase warrants and determined that the accounting for certain series of the warrants should be amended.

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

As a result of these adjustments, net income for the three months ended September 30, 2015 was increased by $26,019,000 and net loss for the nine months ended September 30, 2015 was increased by $15,470,000. The Company has reported an amended net income of $28,503,000 versus the previously reported net income of approximately $2,484,000 for the three months ended September 30, 2015 and an amended net loss of $32,414,000 versus the previously reported net loss of approximately $16,943,000 for the nine months ended September 30, 2015.

The following table summarizes the effect of the restatement on the consolidated statement of operations for the three and nine months ended September 30, 2015:

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (Unaudited)
	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets
Cash	6,087,016	—	6,087,016
Prepaid expenses and deposits	138,286	—	138,286

	6,225,302	—	6,225,302

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	874,628	—	874,628
Research agreement obligations	492,365	—	492,365
Derivative liability – warrants	7,426,684	24,769,316	32,196,000
Promissory notes	52,942	—	52,942

	8,846,619	24,769,316	33,615,935

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 10,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—	—
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of March 31, 2015 and December 31, 2014	—	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized 32,638,811 shares issued and outstanding (2014 – 20,318,815)	62,891	—	62,891
Additional paid-in capital	100,568,900	3,833,306	104,402,206
Accumulated deficit	(103,253,108)	(28,602,622)	(131,855,730)

	(2,621,317)	(24,769,316)	(27,390,633)

	6,225,302	—	6,225,302

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Restated
Operating expenses:
General and administrative	968,759	—	968,759
Research and development	769,219	—	769,219

Loss from Operations	(1,737,978)	—	(1,737,978)
Other Income (Expense)
Changes in fair value of derivative liabilities	4,246,663	26,019,337	30,266,000
Foreign exchange	—	—	—
Inducement expense	—
Shares issued in settlement agreement	(24,697)	—	(24,697)

Net income (loss) for the Period	2,483,988	26,019,337	28,503,325

Other comprehensive income
Foreign exchange translation adjustment	—	—	—

TOTAL COMPREHENSIVE INCOME (LOSS)	2,483,988	26,019,337	28,503,325

Basic Net Income (Loss) per Share	0.05	0.54	0.59
Diluted Net Income (Loss) per Share	0.03	0.32	0.35

Weighted Average Number of
Common Shares Outstanding, Basic	48,585,003	48,585,003	48,585,003

Weighted Average Number of
Common Shares Outstanding, Diluted	80,944,993	80,944,993	80,944,993

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Nine Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Restated
Operating expenses:
General and administrative	2,324,432	—	2,324,432
Research and development	1,579,754	—	1,579,754

Loss from Operations	(3,904,186)	—	(3,904,186)
Other Income (Expense)
Changes in fair value of derivative liabilities	(4,759,269)	(23,726,316)	(28,485,585)
Foreign exchange	775	—	775
Inducement expense	(8,256,000)	8,256,000	—
Shares issued in settlement agreement	(24,697)	—	(24,697)

Net income (loss) for the Period	(16,943,377)	(15,470,316)	(32,413,693)

Other comprehensive income
Foreign exchange translation adjustment	—	—	—

TOTAL COMPREHENSIVE INCOME (LOSS)	(16,943,377)	(15,470,316)	(32,413,693)

Basic Net Income (Loss) per Share	(0.46)	(0.42)	(0.88)
Diluted Net Income (Loss) per Share	(0.46)	(0.42)	(0.88)

Weighted Average Number of
Common Shares Outstanding, Basic	36,651,565	36,651,565	36,651,565

Weighted Average Number of
Common Shares Outstanding, Diluted	36,651,565	36,651,565	36,651,565

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(16,943,377)	(15,470,316)	(32,413,693)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in fair value of derivative liabilities	4,759,269	23,726,316	28,485,585
Inducement expense	8,256,000	(8,256,000)	—
Loss on settlement agreement	24,697	—	24,697
Stock based compensation	261,805	—	261,805
Changes in operating assets and liabilities:
Prepaid expenses	(55,782)	—	(55,782)
Accounts payable and accrued liabilities	204,956	—	204,956

NET CASH USED IN OPERATING ACTIVITIES	(3,492,432)	—	(3,492,432)

CASH FLOWS FROM FINANCING ACTIVITIES
Private placement, net of finders’ fee	2,009,506	316,508	2,326,014
Proceeds from exercise of warrants	7,427,998	—	7,427,998
Finders’ fee on exercise of warrants	—	(316,508)	(316,508)

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,437,504	—	9,437,504

INCREASE IN CASH	5,945,072	—	5,945,072
CASH, BEGINNING OF PERIOD	141,944	—	141,944

CASH, END OF PERIOD	6,087,016	—	6,087,016

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

NOTE 5: NET INCOME (LOSS) PER SHARE, AS RESTATED

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

The following table sets forth the computation of income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$28,503,325	$(1,567,836)	$(32,413,693)	$(30,146,586)
Weighted average shares outstanding - basic	48,585,003	17,310,708	36,651,565	13,292,886
Common stock warrants	31,959,990	—	—	—
Common stock options	400,000	—	—	—

Weighted average shares outstanding - diluted	80,944,993	17,310,708	36,651,565	13,292,886

Net income (loss) per share data:
Basic	$0.59	$(0.09)	$(0.88)	$(2.27)
Diluted	$0.35	$(0.09)	$(0.88)	$(2.27)

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the nine months ended September 30, 2015 and 2014, due to net losses.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	Nine Months Ended September 30,
	2015	2014
Common stock options	465,000	65,000
Common stock warrants - equity treatment	2,531,000	185,000
Common stock warrants - liability treatment	56,998,000	49,000
Convertible notes	—	7,000

Potentially dilutive securities	59,994,000	306,000

NOTE 6: DERIVATIVE LIABILITY - WARRANTS AND DERIVATIVE LIABILITY – CONVERSION OPTION, AS RESTATED

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the nine months ended 2015 and 2014 is as follows:

Stock Purchase Warrants	Weighted Average Inputs for the Period
Date of valuation	For the Nine Months Ending September 30, 2015	For the Nine Months Ending September 30, 2014
Strike price	$0.63	$5.84
Volatility (annual)	159%	156.00%
Risk-free rate	1.4%	1.07%
Contractual term (years)	4.5	3.33
Dividend yield (per share)	0%	0%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants:

	As of September 30, 2015
	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$32,196,000	—	—	$32,196,000	$32,196,000

Total	$32,196,000	—	—	$32,196,000	$32,196,000

	As of December 31, 2014
	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$9,000	—	—	$9,000	$9,000

Total	$9,000	—	—	$9,000	$9,000

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2015:

Derivative liability – warrants
Balance – December 31, 2014	$9,000
Additions during the period	15,446,000
Exercise of warrants	(11,745,000)
Change in fair value of warrant liability	28,486,000

Balance – September 30, 2015	$32,196,000

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

A summary of the Company’s share purchase warrants as of September 30, 2015 and changes during the period is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Life
Balance, December 31, 2014	2,659,417	1.83	4.15
Issued	86,730,975	0.54	4.52
Exercised	(29,639,995)	0.25	—
Extinguished or expired	(203,900)	2.39	—

Balance, September 30, 2015	59,546,497	$0.68	4.47

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

Share purchase options

A summary of the Company’s stock options as of September 30, 2015 and changes during the period is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Intrinsic Value
Outstanding at January 1, 2014	65,430	18.00	5.04	$—
Issued	—	—	—	—
Cancelled/Forfeited	—	—	—	—

Outstanding at January 1, 2015	65,430	18.00	4.04	—
Issued	400,000	0.17	4.39	$182,000

Outstanding at September 30, 2015	465,430	$2.62	4.23	$182,000

Exercisable at September 30, 2015	238,810	$5.00	4.09	$80,000

A summary of the status of the Company’s unvested options as of September 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested, December 31, 2014	278	$18.00
Granted	400,000	0.16
Vested	(173,658)	0.21
Cancelled	—	—

Unvested, September 30, 2015	226,620	$0.16

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

5. Between October 1 and November 10, 2015, holders of the Series C Warrants exercised 1,728,000 of Series C Warrants registered under our recent registration statements on Form S-1, resulting in proceeds of $864,000 to the Company.

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

In the third quarter of 2015, we strengthened our cash position by raising additional $2.5 million in working capital, giving us confidence in our ability to continue developing our products on the path to commercialization. The structure of this financing gives us additional opportunities to raise additional capital through the exercise of short-term and long-term warrants. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive interim data on both clinical programs in Breast and Ovarian Cancer. We continue discussions with a major pharmaceutical organization and a leading US cancer institute on a Phase II clinical trial in ovarian cancer using our folate receptor alpha vaccine in combination with a checkpoint inhibitor.

We continue to be focused on our entry into Phase II Triple Negative Cancer Trials including application for Fast Track & Orphan Drug Status as well as planning for Phase II HER2/neu Breast Cancer Trials.

We will also continue to prosecute our PolyStart patent filings and develop new constructs to facilitate collaborative efforts in our current clinical indications and those where others have already indicated interest in combination therapies.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

We recorded a net income of $28,503,000 or $0.59 basic and $0.35 diluted income per share during the three months ended September 30, 2015 compared to a net loss of $1,568,000 or ($0.09) basic and diluted per share for the three months ended September 30, 2014. The net income recognized in the three months ended September 30, 2015 was exclusively due to the changes in the fair value of derivative liabilities as described below.

Operating costs increased to $1,738,000 during the three months ended September 30, 2015 compared to $1,384,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•	General and administrative expenses decreased to $969,000 during the three months ended September 30, 2015 from $1,351,000 during the prior period. The decrease was primarily due to lower non-cash consulting fees offset by higher investor relations and salaries expense during the three months ended September 30, 2015 compared to the prior period. The decrease in non-cash consulting fees from the prior year was due to the Company curtailing its business development activities in the current year.

•	Research and development costs during the three months ended September 30, 2015 were $769,000 compared to $33,000 during the prior period. This was due to the Company exercising its option to acquire a license from Mayo Foundation for Medical Education and Research for $350,000 and increased in in-house research and consulting activity in the current period.

•	The changes in fair value of derivative liabilities for the three months ended September 30, 2015 was $30,266,000 as compared to $(74,000) for the three months ended September 30, 2014. The variance is due to the revaluation of the Series A, Series C, Series D and Series E warrants issued by us in January and March 2015. We revalue the derivative liabilities at each balance sheet date to fair value. The fair value is determined using Black-Scholes valuation model using various assumptions. The most significant change in the assumptions was the difference in the strike price used at September 30, 2015 of $0.62 compared to $0.96 at June 30, 2015. Due to the significant change in the strike price, the fair value of the derivative liabilities decreased by $30,266,000 with a corresponding gain in the consolidated statement of operations. 24,640,000 warrants recognized as derivative liabilities were exercised during the quarter.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

We recorded a net loss of $32,414,000 or ($0.88) per share during the nine months ended September 30, 2015 compared to $30,147,000 or ($2.27) per share for the nine months ended September 30, 2014.

Operating costs increased to $3,904,000 during the nine months ended September 30, 2015 compared to $2,977,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•	General and administrative expenses decreased to $2,324,000 during the nine months ended September 30, 2015 from $2,899,000 during the prior period. The decrease was primarily due to decrease in non-cash consulting fees paid as stock-based compensation during the nine months ended September 30, 2015 compared to the prior period. The decrease in non-cash consulting fees from the prior year was due to the Company curtailing its business development activities in the current year.

•	Research and development costs during the nine months ended September 30, 2015 were $1,580,000 compared to $78,000 during the prior period. This was due to the Company exercising its option to acquire a license from Mayo Foundation for Medical Education and Research for $350,000 as part of an agreement entered into in March 2014 and increased in in-house research and consulting activity in the current period.

•	The changes in fair value of derivative liabilities for the nine months ended September 30, 2015 was $(28,486,000) as compared to $243,000 for the nine months ended September 30, 2014. The variance in the current period is due to the revaluation of the Series A, Series C, Series D and Series E warrants issued by us in January and March 2015. We revalue the derivative liabilities at each balance sheet date to fair value. 29,640,000 warrants recognized as derivative liabilities were exercised during the nine months ended September 30, 2015.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Cash reserves	$6,087,000	$142,000
Working capital (deficit)	$(27,391,000)	$(1,024,000)

Subject to the availability of additional financing, we intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations. At September 30, 2015, we had $6,087,000 of cash on hand and a working capital deficit of $27,391,000. During the nine months ended September 2015, we raised approximately $2 million in private and brokered placements and another $7.43 million in cash proceeds from the exercise of warrants.

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

In connection with entering into the new agreement, Dr. Wilson will receive equity awards under the Company’s 2014 Omnibus Stock Ownership Plan consisting of (i) an award of 315,000 shares of unregistered common stock, which immediately vest, and (ii) an award of stock options to purchase 2 million shares of Company common stock, prior to November 12, 2025, for $0.61 per share (the closing price of the common stock on November 12, 2015). One-half of the stock options will be immediately vested, and the remaining 1 million shares will vest ratably over the following 24 months.

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

Equity Awards to Non-employee Directors, employees and consultants

On November 12, 2015, the Board of Directors approved awards of stock options to acquire 150,000 shares of common stock to each of Sherry Grisewood and Mark Reddish, who serve as members of the Board of Directors, for their long service and contributions to the Company and the Board. All of such options are fully vested. In addition, the Board approved awards of stock options to four individuals (two employees and two consultants) to purchase an aggregate of 690,000 shares of common stock. Of the options granted to the employees and consultants, 290,000 are immediately vested, and the remainder vest over periods of between one and three years. All of the stock options have a 10-year term, and the exercise price is $0.61 per share, the closing price of the common stock on the date of grant.

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