Form 10-Q
period 2016-03-31
TAPIMMUNE INC
filed 2016-05-16
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2016

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-27239

TAPIMMUNE INC.

(Name of registrant in its charter)

NEVADA	88-0277072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 N. Laura Street, Suite 2500 Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2016, the Company had 71,030,763 shares of common stock issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$5,721,801	$6,576,564
Prepaid expenses and deposits	37,632	68,803

	$5,759,433	$6,645,367

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,454,913	$967,358
Research agreement obligations	492,365	492,365
Derivative liability – warrants	29,489,000	26,493,000
Promissory notes	5,000	30,000
Promissory note, related party	23,000	23,000

	31,464,278	28,005,723

COMMITMENTS AND CONTINGENCIES
Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 5,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized 70,990,763 shares issued and outstanding (2015 – 70,550,763)	70,991	70,551
Additional paid-in capital	112,482,330	112,077,520
Accumulated deficit	(138,258,166)	(133,508,427)

	(25,704,845)	(21,360,356)

	$5,759,433	$6,645,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS LOSS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Operating expenses:
Research and development	985,751	609,378
General and administrative	$767,988	$418,786

Loss from Operations	(1,753,739)	(1,028,164)
Other Income (Expense)
Changes in fair value of derivative liabilities	(2,996,000)	327,440

Net Loss	(4,749,739)	(700,724)

Basic and Diluted Net Loss per Share	$(0.07)	$(0.03)

Weighted Average Number of Common Shares Outstanding	70,593,236	27,611,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional
	Number of shares	Amount $	Paid In Capital $	Accumulated Deficit $	Total $

Balance, January 1, 2016	70,550,763	70,551	112,077,520	(133,508,427)	(21,360,356)
Stock- based compensation	440,000	440	404,810	—	405,250
Net loss	—	—	—	(4,749,739)	(4,749,739)

Balance, March 31, 2016	70,990,763	70,991	112,482,330	(138,258,166)	(25,704,845)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,749,739)	$(700,724)
Adjustments to reconcile net loss to net cash from operating activities:
Changes in fair value of derivative liabilities	2,996,000	(327,440)
Stock based compensation	214,250	3,750
Changes in operating assets and liabilities:
Prepaid expenses and deposits	31,171	—
Accounts payable and accrued liabilities	678,555	9, 961

NET CASH USED IN OPERATING ACTIVITIES	(829,763)	(1,014,453)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net of finders’ fee	—	2,326,014
Repayment of promissory note	(25,000)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(25,000)	2,326,014

(DECREASE) INCREASE IN CASH	(854,763)	1,311,561
CASH, BEGINNING OF PERIOD	6,576,564	141,944

CASH, END OF PERIOD	$5,721,801	$1,453,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Reclassification of accrued liability upon issuance of common shares relating to Dr. Glynn Wilson’s compensation	$191,000	$—
Fair value of issuance of warrants in January and March 2015 financing	$—	$9,313,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2016, condensed consolidated statements of interim financials include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The results for the statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any future interim period. The condensed balance sheet at December 31, 2015 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, and notes thereto included in the Company’s annual report on Form 10-K.

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

As of March 31, 2016, the Company had cash and cash equivalents of approximately $5,722,000. Historically, the Company has net losses and negative cash flows from operations. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4:	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on April 14, 2016.

Recent accounting pronouncement

Accounting Standards Update (“ASU”), No. 2016-09 - In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation. The new guidance simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments in this standard are effective for the Company’s annual year and first fiscal quarter beginning on January 1, 2017 with early adoption permitted. The Company is currently evaluating the impact of the application of this accounting standard update on its financial statements and related disclosures.

NOTE 5:	POTENTIALLY DILUTIVE SECURITIES

Options, warrants, and convertible debt outstanding were all considered anti-dilutive due to net losses for the periods presented.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented:

	March 31,
	2016	2015
Common stock options	3,584,000	65,000
Common stock warrants - equity treatment	2,556,000	2,549,000
Common stock warrants - liability treatment	49,528,000	62,194,000

Potentially dilutive securities	55,668,000	64,808,000

NOTE 6:	DERIVATIVE LIABILITY - WARRANTS AND DERIVATIVE LIABILITY – CONVERSION OPTION

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended 2016 and 2015 is as follows:

Share Purchase Warrants	Weighted Average Inputs for the Period
Date of valuation	For the Quarter Ending March 31, 2016	For the Quarter Ending March 31, 2015
Exercise price	$0.70	$0.98
Contractual term (years)	4.00	4.00
Volatility (annual)	150.00%	158.00%
Risk-free rate	1.05%	1.00%
Dividend yield (per share)	0%	0%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants:

	As of March 31, 2016
	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$29,489,000	—	—	$29,489,000	$29,489,000

Total	$29,489,000	—	—	$29,489,000	$29,489,000

	As of December 31, 2015
	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$26,493,000	—	—	$26,493,000	$26,493,000

Total	$26,493,000	—	—	$26,493,000	$26,493,000

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2016.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2016:

Derivative liability –warrants
Balance – January 1, 2016	$26,493,000
Change in fair value of warrant liability	2,996,000

Balance – March 31, 2016	$29,489,000

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

NOTE 7:	PROMISSORY NOTES

The Company has outstanding promissory notes in the amount of $5,000 (December 31, 2015 - $30,000). The promissory note bears 10% annual interest and was due in 2012. As of March 31, 2016, the note is in default and there has been no request for payment.

NOTE 8:	PROMISSORY NOTES, RELATED PARTY

The Company has an outstanding promissory note in the amount of $23,000 (December 31, 2015 - $23,000) owed to an officer and a director of the Company. The promissory note bears no interest charges and has no fixed repayment terms.

NOTE 9:	CAPITAL STOCK

2016 Share Transactions

Management Compensation

In November 2015, the Company entered into an employment agreement with Dr. Glynn Wilson, the Company’s Chief Executive Officer, President and Chairman of the Company. As part of the agreement, Dr. Wilson was awarded 0.3 million fully vested common shares at consummation of the agreement. The Company recorded an obligation to deliver the shares of $0.2 million based on the fair value of the Common stock at December 31, 2015. The Company issued the shares in March 2016 and reclassified the accrued liability to stockholders’ equity (deficit).

Consulting arrangements

In March 2016, the Company issued 0.1 million common shares as part of consulting agreements from 2015. The fair value of the common stock of approximately $0.1 million was recognized as stock-based compensation in general and administrative expense.

NOTE 10:	RESEARCH AND DEVELOPMENT AGREEMENTS

FAU Project Agreement

In March 2016, the Company entered into a research project agreement with Florida Atlantic University regarding immune monitoring for study protocol FRV-002. The project is expected to end in December 2018. The Company has incurred approximately $0.2 million in research and development costs through March 31, 2016.

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three months ended March 31, 2016 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2015.

Company Overview

Our Cancer Vaccines

We are an immune-oncology company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer. We combine a set of proprietary technologies to improve the ability of the cellular immune system to destroy diseased cells. These are peptide antigen technologies and DNA expression technologies, Polystart and TAP.

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

The Immunotherapy Industry for Cancer

Immuno-oncology has become the most rapidly growing sector in the pharmaceutical and biotech industry. The approval and success of checkpoint inhibitors Yervoy® and Opdivo® (Bristol Myers Squibb) and Keytruda® (Merck) together with the development of CAR T-cell therapies (Juno Therapeutics, Inc., Kite Pharma, Inc.) has provided much momentum in this sector. In addition, new evidence points to the increasing use of combination immunotherapies for the treatment of cancer. This has provided greater opportunities for the successful development of T-cell vaccines in combination with other approaches.

Products and Technology in Development-Clinical

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

On February 3, 2016 we announced that the U.S. Food & Drug Administration (FDA) has designated the investigation of multiple-epitope Folate Receptor Alpha Peptide Vaccine (TPIV 200) with GM-CSF adjuvant for maintenance therapy in subjects with platinum-sensitive advanced ovarian cancer who achieved stable disease or partial response following completion of standard of care chemotherapy, as a Fast Track Development Program.

Phase I Human Clinical Trials – HER2/neu+ Breast Cancer – Mayo Clinic

Patient dosing has been completed. Final safety analysis on all the patients treated is complete and shown to be safe. In addition, 19 out of 20 evaluable patients showed robust T-cell immune responses to the antigens in the vaccine composition providing a solid case for advancement to Phase II in 2015. An additional secondary endpoint incorporated into this Phase I Trial is a two year follow on recording time to disease recurrence in the participating breast cancer patients.

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

Products and Technology-Preclinical

Polystart

We have converted the previously filed U.S. Provisional Patent Application on Polystart into a full Patent Application, and expect to extend technology constructs as boost strategies for the current clinical programs in breast and ovarian cancer.

Current State of the Company

We are a clinical-stage immunotherapy company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer. We now plan to conduct multiple Phase II clinical trials on our vaccines. The largest of these studies in triple-negative breast cancer is expected to be totally funded by a $13.3 million grant from the US Department of Defense to our collaborators at the Mayo Clinic in Jacksonville, FL. We believe that our development pipeline is strong and provides us the opportunity to continue to expand on collaborations with leading institutions and corporations.

In the fiscal year 2015, we strengthened our cash position by raising approximately $11.0 million in working capital, giving us confidence in our ability to continue developing our products on the path to commercialization. The structure of this financing gives us additional opportunities to raise additional capital through the exercise of short-term and long-term warrants. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive interim data on both clinical programs in Breast and Ovarian Cancer.

We continue to be focused on our entry into Phase II Triple Negative Cancer Trials including application for Fast Track & Orphan Drug Status as well as planning for Phase II HER2/neu Breast Cancer Trials.

We expect to continue to prosecute our PolyStart patent filings and develop new constructs to facilitate collaborative efforts in our current clinical indications and those where others have already indicated interest in combination therapies.

We believe that these fundamental programs and corporate activities have positioned TapImmune to capitalize on the acceptance of immunotherapy as a leading therapeutic strategy in cancer and infectious disease resulting in valuations in the market.

TapImmune’s Pipeline

We have a pipeline of potential immunotherapies under development. Phase I clinical programs on HER2/neu in breast and ovarian cancer have been completed and strong immune responses in over 90% of patients treated has provided the rationale and catalyst to advance these programs to Phase II clinical trials.

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

We have three active patent families that we are supporting:

1. Filed patents on PolyStart expression vector (owned by TapImmune and filed in 2014: this IP covers the use with TAP)

2. Filed patents on HER2/neu Class II and Class I antigens: exclusive license from Mayo Foundation; and

3. Filed patents on Folate Receptor Alpha antigens: exclusive license from Mayo Foundation

While the pathway to successful product development takes time, we believe we have put in place significant for success. The strength of our product pipeline and access to leading scientists and institutions gives us a unique opportunity to make a major contribution to global health care.

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

Recent Developments and Highlights

Fast Track Designation. On February 3, 2016 we announced that that the U.S. Food & Drug Administration (FDA) has granted Fast Track Designation for our cancer vaccine TPIV 200 in the treatment of ovarian cancer.

Polystart Patent. On February 11, 2016 the United States Patent and Trademark Office issued a Notice of Allowance.

Manufacturing. On April 7, 2016, the Company announced that it has successfully completed formulation development, scale-up, GMP (Good Manufacturing Practice) manufacturing, and the release of TPIV 200, its multi-epitope folate receptor peptide vaccine for breast and ovarian cancer. The manufactured product contains five peptide antigens freeze dried in a single vial, ready for injection after reconstitution and addition of granulocyte-macrophage colony-stimulating factor (GM-CSF). TPIV 200 doses are now available for the upcoming Phase II clinical trials in both triple negative breast cancer and ovarian cancer.

On April 21, 2016, we announced our plans to participate in a Phase 2 trial in platinum-resistant ovarian cancer at Memorial Sloan Kettering Cancer Center, New York. The aim of this trial is to test TPIV 200, in combination with durvalumab (MEDI4736), an anti-PD-L1 antibody.

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

Assuming a Fundamental Transaction occurs we estimate, using the Black Scholes value method required by the terms of the warrants and assuming all warrant holders exercise their rights to require us to purchase their warrants, the aggregate amount we would be obligated to pay would be approximately $29 million.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

We recorded a net loss of $4,750,000 or ($0.07) per share during the three months ended March 31, 2016 compared to $701,000 or ($0.03) per share for the three months ended March 31, 2015.

Operating costs increased to $1,754,000 during the three months ended March 31, 2016 compared to $1,028,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•	General and administrative expenses increased to $768,000 during the three months ended March 31, 2016 from $419,000 during the prior period. The increase was primarily due to non-cash consulting and compensation expenses paid as stock-based compensation of $214,000 during the three months ended March 31, 2016 from $4,000 during the prior period. The increase in non-cash consulting and compensation expenses from the prior year was due to the Company expensing the increased vesting options in the current period.

•	Research and development costs during the three months ended March 31, 2016 were $986,000 compared to $609,000 during the prior period. The increase was primarily due to the Company expensing the Mayo Foundation upfront license fee payments in the current period.

The weighted average number of shares outstanding was 70,593,236 for the three months ended March 31, 2016 compared to 27,611,255 for the prior year.

Liquidity and Capital Resources

The following table sets forth our cash and working capital as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Cash reserves	$5,722,000	$6,577,000
Working capital (deficit)	$(25,705,000)	$(21,360,000)

Subject to the availability of additional financing, we intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations. At March 31, 2016, we had $5,722,000 of cash on hand and a working capital deficit of $25,705,000. Various conditions outside of our control may detract from our ability to raise additional capital needed to execute our plan of operations, including overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been depressed, and that there is no certainty that these levels will stabilize or reverse despite the optics of an improving economy. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2016 was $830,000 compared to $1,014,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and compensation expense, office and general expenditures, and professional fees.

Net Cash Provided by Financing Activities

Net cash used by financing activities during the three months ended March 31, 2016 was $25,000 compared to net cash provided by financing activities of $2,326,000 during the prior period. In the current period we repaid a promissory note while prior period financing relates to proceeds from private placements.

As of March 31, 2016, we anticipate that we will need significant financing to enable us to meet our anticipated expenditures for the next twelve months, which are expected to be in the range of $7,500,000 for the funding of multiple small Phase 2 clinical trials. We believe that this will be achieved through the exercise of warrants from our January and March Financings in 2015.

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

While these factors raise substantial doubt regarding our ability to continue as a going concern, our condensed consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Management is not aware of any material legal proceedings and there are no pending material procedures that would affect the property of the Company. Management is not aware of any legal proceedings and contemplated by any government authority or any other party involving the Company. As of the date of this Annual Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or threatened against the Company.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We issued the following restricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On February 2, 2016 the Company issued 150,000 shares to Caro Capital, LLC pursuant to an investor relations agreement.

On March 1, 2016 the Company issued 100,000 shares to Proactive Capital Resource Group, LLC, pursuant to an investor relations agreement.

On March 9, 2016 the Company issued 25,000 shares to Financial Insights, pursuant to a financial consulting agreement.

On March 11, 2016 the Company issued 315,000 shares to Glynn Wilson, Ph.D., pursuant to an equity award under the Company’s incentive plan and approved by the Board.

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
Date: May 16, 2016