Form 10-Q
period 2016-06-30
TAPIMMUNE INC
filed 2016-08-15
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-27239

TAPIMMUNE INC.

(Name of registrant in its charter)

NEVADA	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 N. Laura Street, Suite 2500 Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 15, 2016, the Company had 98,481,757 shares of common stock issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$3,767,656	$6,576,564
Prepaid expenses and deposits	21,394	68,803

	$3,789,050	$6,645,367

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$1,346,391	$967,358
Research agreement obligations	492,365	492,365
Derivative liability – warrants	21,252,000	26,493,000
Promissory note	5,000	30,000
Promissory note, related party	23,000	23,000

	23,118,756	28,005,723

Stockholders’ Equity (Deficit)
Convertible preferred stock, $0.001 par value — 5,000,000 shares authorized:
Series A, $0.001 par value, 1,250,000 shares designated, -0- shares issued and outstanding	—	—
Series B, $0.001 par value, 1,500,000 shares designated, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value, 500,000,000 shares authorized 71,416,268 shares issued and outstanding (2015 – 70,550,763)	71,416	70,551
Additional paid-in capital	112,882,904	112,077,520
Accumulated deficit	(132,284,026)	(133,508,427)

	(19,329,706)	(21,360,356)

	$3,789,050	$6,645,367

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$1,248,165	$201,157	$2,233,916	$810,535
General and administrative	1,177,408	936,887	1,945,396	1,355,673

Loss from Operations	(2,425,573)	(1,138,044)	(4,179,312)	(2,166,208)
Other Income (Expense)
Changes in fair value of derivative liabilities	8,237,000	(59,079,025)	5,241,000	(58,751,585)
Foreign exchange	—	775	—	775
Grant income	231,200	—	231,200	—
Shares issued in debt settlement agreements	(70,315)	—	(70,315)	—
Other income	1,828	—	1,828	—

Net Income (Loss) for the Period	$5,974,140	$(60,216,294)	$1,224,401	$(60,917,018)

Basic Net Income (Loss) per Share	$0.08	$(1.80)	$0.02	$(1.99)
Diluted Net Income (Loss) per Share	$0.03	$(1.80)	$(0.02)	$(1.99)

Weighted Average Number of Common Shares Outstanding, Basic	71,220,000	33,525,656	70,907,000	30,584,794
Weighted Average Number of Common Shares Outstanding, diluted	78,297,000	33,525,656	79,829,000	30,584,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

			Additional Paid In Capital $
	Common Stock			Accumulated Deficit $	Total $
	Number of	Amount
	shares	$
Balance, December 31, 2015	70,550,763	70,551	112,077,520	(133,508,427)	(21,360,356)
Shares issued in debt settlement agreements	122,287	122	70,193	—	70,315
Stock- based compensation	743,218	743	735,191	—	735,934
Net income	—	—	—	1,224,401	1,224,401

Balance, June 30, 2016	71,416,268	71,416	112,882,904	(132,284,026)	(19,329,706)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,224,401	$(60,917,018)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Changes in fair value of derivative liabilities	(5,241,000)	58,751,585
Shares issued in debt settlement agreements	70,315	—
Stock based compensation	544,934	248,561
Changes in operating assets and liabilities:
Prepaid expenses	47,409	(60,086)
Accounts payable and accrued liabilities	570,033	149,320

NET CASH USED IN OPERATING ACTIVITIES	(2,783,908)	(1,827,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of shares, net of finders’ fee	—	2,326,014
Repayment of promissory note	(25,000)	—
Proceeds from exercise of warrants	—	2,500,000
Finders’ fee on exercise of warrants	—	(35,000)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(25,000)	4,791,014

INCREASE (DECREASE) IN CASH	(2,808,908)	2,963,376
CASH, BEGINNING OF PERIOD	6,576,564	141,944

CASH, END OF PERIOD	$3,767,656	$3,105,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
Reclassification of accrued liability upon issuance of common shares relating to Dr. Glynn Wilson’s compensation	$191,000	$—
Accounts payable settled in common stock	—	231,000
Fair value of issuance of warrants in January and March 2015 financing	—	9,313,000
Issuance of additional warrants in May 28, 2015 transaction	—	6,133,000
Reclassification of Derivative Warrant Liabilities to Equity at Exercise Date	—	4,245,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TAPIMMUNE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2016, condensed consolidated statements of interim financials include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The results for the statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any future interim period. The condensed consolidated balance sheet at December 31, 2015 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, and notes thereto included in the Company’s annual report on Form 10-K.

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

As of June 30, 2016, the Company had cash and cash equivalents of approximately $3,768,000. Historically, the Company has net losses and negative cash flows from operations. The Company believes its current capital resources are not sufficient to support its operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4:	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on April 14, 2016 other than the one disclosed below:

Grant Income

The Company recognizes grant income in accordance with the terms stipulated under the grant awarded to the Company’s collaborators at the Mayo Foundation from the U. S. Department of Defense. In various situations, the Company receives certain payments from the U. S. Department of Defense for reimbursement of clinical supplies. These payments are non-refundable, and are not dependent on the Company’s ongoing future performance. The Company has adopted a policy of recognizing these payments as grant income when received.

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

NOTE 5:	EARNINGS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

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

Potential dilutive common shares also include the dilutive effect of the common stock underlying in-the-money stock options and warrants that were calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the proceeds from the exercise of an option or warrant is assumed to be used to repurchase shares in the current period. In addition, the average amount of compensation cost for in-the-money options, if any, for future service that the Company has not yet recognized when the option is exercised, is also assumed to repurchase shares in the current period.

A reconciliation of the numerator and denominator used in the calculation is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$5,974,000	$(60,216,294)	$1,224,000	$(60,917,018)
Less: noncash income from change in fair value of common stock warrants	3,697,000	—	2,492,000	—

Net income (loss) – diluted	2,277,000	(60,216,294)	(1,268,000)	(60,917,018)

Denominator:
Weighted average shares outstanding – basic	71,220,000	33,525,656	70,907,000	30,584,794
Dilutive effect of warrants, net	6,785,000	—	8,922,000	—
Dilutive effect of stock options, net	292,000	—	—	—

Weighted average shares outstanding – diluted	78,297,000	33,525,656	79,829,000	30,584,794

Net income (loss) per share data: Basic	$0.08	$(1.80)	$0.02	$(1.99)
Diluted	$0.03	$(1.80)	$(0.02)	$(1.99)

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as for the periods presented:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Common stock options	3,014,000	465,000	3,564,000	465,000
Common stock warrants - equity treatment	2,556,000	2,556,000	2,556,000	2,556,000
Common stock warrants - liability treatment	27,390,000	81,834,000	24,817,000	81,834,000

Potentially dilutive securities	32,960,000	84,855,000	30,937,000	84,855,000

NOTE 6:	DERIVATIVE LIABILITY - WARRANTS

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the six months ended 2016 and 2015 is as follows:

Share Purchase Warrants	Weighted Average Inputs for the Period
Date of valuation	For the Six Months Ending June 30, 2016	For the Six Months Ending June 30, 2015
Fair market value of stock	$0.51	$0.96
Strike price	$0.70	$0.50
Contractual term (years)	3.7	3.2
Volatility (annual)	150.00%	148.00%
Risk-free rate	0.9%	1.1%
Dividend yield (per share)	0%	0%

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants:

	As of June 30, 2016
	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$21,252,000	—	—	$21,252,000	$21,252,000

Total	$21,252,000	—	—	$21,252,000	$21,252,000

	As of December 31, 2015
	Fair Value Measurements
	Fair Value	Level 1	Level 2	Level 3	Total
Derivative liability - warrants	$26,493,000	—	—	$26,493,000	$26,493,000

Total	$26,493,000	—	—	$26,493,000	$26,493,000

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2016.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2016:

Derivative liability – warrants
Balance – January 1, 2016	$26,493,000
Change in fair value of warrant liability	(5,241,000)

Balance – June 30, 2016	$21,252,000

The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of common stock, the historical volatility of the stock price, risk-free rates based on U.S. Treasury security yields, the expected term of the warrants and dividend yield. Changes in these assumptions can materially affect the fair value estimate. The Company could ultimately incur amounts to settle the warrant at a cash settlement value that is significantly different than the carrying value of the liability on the financial statements. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability. Changes in the fair value of the common stock warrants liability are recognized as a component of other income (expense) in the condensed and consolidated statements of operations.

NOTE 7:	PROMISSORY NOTE

The Company has outstanding promissory note in the amount of $5,000 (December 31, 2015 - $30,000). The promissory note bears 10% annual interest.

NOTE 8:	PROMISSORY NOTE, RELATED PARTY

The Company has an outstanding promissory note in the amount of $23,000 (December 31, 2015 - $23,000) owed to an officer of the Company. The promissory note bears no interest charges and has no fixed repayment terms.

NOTE 9:	CAPITAL STOCK

2016 Share Transactions

Management Compensation

In November 2015, the Company entered into an employment agreement with Dr. Glynn Wilson, the Company’s Chief Executive Officer, President and Chairman of the Company. As part of the agreement, Dr. Wilson was awarded 0.3 million fully vested common shares at consummation of the agreement. The Company recorded an obligation to deliver the shares of $0.3 million based on the fair value of the Common stock at December 31, 2015. The Company issued the shares in March 2016 and reclassified the accrued liability to stockholders’ equity (deficit). In the quarter ended June 30, 2016, to adjust for the withholding tax liability, which is payable in cash, Dr. Wilson returned the 0.3 million fully vested common shares to the treasury and was issued 0.2 million fully vested common shares. The recorded obligation was reduced to $0.1 million based on the fair value of the common stock at May 1, 2016.

Consulting arrangements

During the six months ended June 30, 2016, the Company issued 0.5 million common shares as part of consulting agreements. The fair value of the common stock of approximately $0.3 million was recognized as stock-based compensation in general and administrative expense.

Debt Settlement

In May 2016, the Company issued 0.1 million common shares as part of debt conversion agreements from 2014. The fair value of the common stock of approximately $0.1 million was recognized as shares issued in debt settlement agreements in other income (expense).

NOTE 10:	GRANT INCOME

During the six months ended June 30, 2016, the Company received $0.2 million of grant awarded to Mayo Foundation from the US Department of Defense for the Phase II Clinical Trial of TPIV 200. The grant paid for the clinical supplies purchased by the Company.

NOTE 11:	SUBSEQUENT EVENT

On August 10 2016, the Company completed a private placement of units with certain accredited investors The units (“Units”) consisted of (i) one share of the Company’s common stock, par value $0.001 per share and (ii) one warrant to purchase one share of Company common stock for $0.50 (the “PIPE Warrants”). The Company issued and sold an aggregate of 6,065,489 Units at a purchase price per Unit of $0.40 for an aggregate of approximately$2.5 million.

In addition, the Company issued warrants to the placement agent in the offering providing for the purchase of up to 606,549 shares of Company common stock for $0.40 per share.

In connection with the closing of the offering, holders of an aggregate of 7 million outstanding Series C Warrants and 5 million Series C-1 Warrants, each providing for the purchase of one share of Company common stock for $0.50 per share, entered into binding commitments to exercise their warrants for an aggregate exercise price of $6,000,000 and such warrants were exercised on August 11, 2016.

In connection with this warrant exercise, the Company and the holders of the warrants entered into a Warrant Amendment Agreement amending the terms of other outstanding warrants to remove provisions that had previously caused them to be classified as a derivative liability as opposed to equity on the Company’s balance sheet. In consideration for such amendment and the exercise of the 12 million warrants, the Company issued an aggregate of 9,000,000 additional shares of common stock to such warrant holders and new five-year warrants to purchase 12 million shares of Company common stock at an exercise price of $0.60 per share. On a pro forma basis, as of June 30, 2016, the exercise of the 12 million warrants and the amendment of the other warrants will reduce the derivative liability relating to warrants reflected on the Company’s June 30 balance sheet by $21,092,000, from $21,252,000 to $160,000.

The Company incurred approximately $925,000 in expenses relating to the offering, the exercise of the outstanding Series C Warrant and Series C-1 Warrants and the amendment of the Outstanding Series Warrants, including agency fees resulting in net proceeds to the Company of approximately $7.5 million.

Below is a Pro Forma Balance Sheet as of June 30, 2016 which shows the retroactive effect of the financing and warrant exercise and amendment, net of closing costs and fees.

TapImmune Inc. and Subsidiaries

Condensed Consolidated Pro Forma Balance Sheets

(Unaudited)

	June 30, 2016 (As Stated)	Adjustment	June 30, 2016 (Adjusted)
Total assets	$3,789,050	7,509,194	$11,298,244

Other current liabilities	1,866,756		1,866,756
Derivative liability - warrants	21,252,260	(21,092,000)	160,260
Total liabilities	23,119,016	(21,092,000)	2,027,016

Total stockholders’ equity	(19,329,966)	28,601,194	9,271,228

Total liabilities and stockholders’ equity	$3,789,050	7,509,194	$11,298,244

Below is a Pro Forma table of common shares outstanding as of June 30, 2016.

Common stock outstanding at June 30, 2016	71,416,268
Warrants Exercised	12,000,000
Common stock issued to warrant holders as part of financing	9,000,000
Common stock sold as part of Private Placement	6,065,489

Pro Forma Common stock outstanding at June 30, 2016	98,481,757

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following should be read in conjunction with our unaudited consolidated interim financial statements and related notes for the three and six months ended June 30, 2016 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2015.

Company Overview

Our Cancer Vaccines

We are an immune-oncology company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer and metastatic disease. We combine a set of proprietary technologies to improve the ability of the cellular immune system to recognize and destroy diseased cells. These are peptide antigen technologies and DNA expression technologies, Polystart and TAP.

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

Products and Technology-Preclinical

Polystart

We converted the previously filed U.S. Provisional Patent Application on Polystart into a full Patent Application, and in February 2016 we received a Notice of Allowance from the U.S. Patent and Trademark Office (USPTO) for a patent application entitled, “A chimeric nucleic acid molecule with non-AUG initiation sequences.” The term of this patent extends to March 17, 2034. Additional patent filings are in progress. We plan to develop PolyStart as both a stand-alone therapy and as a ‘boost strategy’ to be used synergistically with our peptide-based vaccines for breast and ovarian cancer.

Current State of the Company

We are a clinical-stage immunotherapy company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer. We now plan to conduct multiple Phase II clinical trials on our vaccines. The largest of these studies in triple-negative breast cancer is expected to be totally funded by a $13.3 million grant from the US Department of Defense to our collaborators at the Mayo Clinic in Jacksonville, FL. A Company sponsored trial in triple negative breast cancer started in Q2 with recruitment at multiple sites and treatment of first patients. We believe that our development pipeline is strong and provides us the opportunity to continue to expand on collaborations with leading institutions and corporations.

We believe, the strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive interim data on both clinical programs in Breast and Ovarian Cancer.

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

We believe that these fundamental programs and corporate activities have positioned TapImmune to capitalize on the acceptance of immunotherapy as a leading therapeutic strategy in cancer and infectious disease.

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

We believe that through our combination of technologies, we are well positioned to be a leading player in this emerging market. It is important to note that many of the late stage immunotherapies currently in development do not represent competition to our programs, but instead offer synergistic opportunities to partner our antigen based immunotherapeutics, and Polystart expression system. Thus, the use of naturally processed T-cell antigens discovered using samples derived from cancer patients plus our Polystart expression technology to improve antigen presentation to T-cells could not only produce an effective cancer vaccines in its own right but also to enhance the efficacy of other immunotherapy approaches such as CAR-T and PD1 inhibitors for example.

Recent Developments and Highlights

August 2016 Private Placement Transaction. On August 10, 2016, we completed a private placement of units with certain accredited investors. The units (“Units”) consisted of (i) one share of our common stock, par value $0.001 per share and (ii) one five-year warrant to purchase one share of our common stock for $0.50 (the “PIPE Warrants”). We issued and sold an aggregate of 6.06 million Units at a purchase price per Unit of $0.40 for an aggregate of approximately $2.5 million.

August 2016 Warrant Exercises. On August 11, 2016, holders of an aggregate of 7 million outstanding Series C Warrants and 5 million Series C-1 Warrants, each providing for the purchase of one share of our common stock for $0.50 per share, exercised their warrants for an aggregate exercise price of $6,000,000.

August 2016 Warrant Amendments. Simultaneous with the exercise of the warrants, we and holders of an aggregate of 37,159,975 outstanding Series A Warrants, Series A-1 Warrants, Series C Warrants, Series C-1 Warrants, Series D Warrants, Series D-1 Warrants, Series E Warrants and Series E-1 Warrants (the “Outstanding Series Warrants”) entered into Warrant Amendment Agreements (the “Amendment Agreement”), in which they agreed to amend the terms of the Outstanding Series Warrants to remove provisions from the Outstanding Series Warrants that had previously caused them to be classified as a derivative liability as opposed to equity on our balance sheet. In consideration for such amendment and the exercise of the Series C Warrants and Series C-1 Warrants, we issued an aggregate of 9 million additional shares of common stock to such warrant holders and new five-year warrants to purchase 12 million shares of our common stock at an exercise price of $0.60 per share (the “Series F and F-1Warrants”).

The following table reflects the status of the outstanding warrants from the January and March 2015, and August 2016 private placement financings (including placement agent warrants) following the Amendment Agreement and private placement:

Series	Outstanding Warrants	Exercise Price	Expiration
A	2,573,195	$0.10	01/13/2020
C	5,019,990	$0.50	01/13/2020
D	7,319,995	$0.75	Between 07/16/2020 and 08/13/2020 and 08/19/2020 and 09/09/2020
E	7,393,195	$1.25	Between 10/01/2020 and 11/12/2020 and 11/30/2020 and 12/09/2020
A-1	5,025,000	$0.10	03/09/2020
D-1	5,000,000	$0.75	Between 08/19/2020 and 09/09/2020
E-1	5,025,000	$1.25	06/16/2020
F	7,000,000	$0.60	8/11/2021
F-1	5,000,000	$0.60	8/11/2021
PIPE Warrants	6,065,489	$0.50	8/11/2021
Broker Warrants	606,549	$0.40	8/11/2021

Addition of Executive Officer. On July 18, 2016 we announced that Dr. John Bonfiglio, a consultant and a member of our Board of Directors was appointed as our President and Chief Operating Officer and entered into an employment agreement with us. Concurrent with such appointment we amended the employment agreement of Dr. Wilson for Dr. Wilson to relinquish the office of President.

Her2neu License Agreement. On June 7, 2016 the Company announced that it exercised its option agreement with Mayo Clinic and signed a worldwide license agreement to a proprietary HER2neu vaccine technology. The license gives TapImmune the right to develop and commercialize the technology in any cancer indication in which the Her2neu antigen is overexpressed.

Phase II Trials Started. On April 26, 2016 the Company announced plans to participate in a Phase 2 trial of its cancer vaccine, TPIV 200, a multi-epitope anti-folate receptor vaccine (FRa), in combination with durvalumab (MEDI4736), an anti-PD-L1 antibody, in patients with platinum-resistant ovarian cancer. The study started with the enrollment and treatment of patients in the second quarter of 2016 at Memorial Sloan Kettering Cancer Center in New York and is being led by Jason Konner, M.D. as Principal Investigator. On June 21, 2016, we announced the treatment of the first patient in a company-sponsored Phase II trial in triple negative breast cancer as part of a multi-center study.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

We recorded a net income of $5,974,000 or $0.08 basic and ($0.03) diluted per share during the three months ended June 30, 2016 compared to a net loss of $60,216,000 or ($1.80) basic and diluted per share for the three months ended June 30, 2015 due primarily to the changes in the fair value of our derivative liability.

Operating costs increased to $2,426,000 during the three months ended June 30, 2016 compared to $1,138,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•	Research and development costs during the three months ended June 30, 2016 were $1,248,000 compared to $201,000 during the prior period. The increase was primarily due to the Company expensing the Mayo Foundation license fee payments in the current period and higher expenses relating to research.

•	General and administrative expenses increased to $1,177,000 during the three months ended June 30, 2016 from $937,000 during the prior period. This was due to generally increased expenses relating to consulting, general and administrative and professional fees during the three months ended June 30, 2016 due to increased activity in operations.

•	The changes in fair value of derivative liabilities for the three months ended June 30, 2016 was $8,237,000 as compared to ($59,079,000) for the three months ended June 30, 2015. The variance is due to the revaluation of the Series A, Series C, Series D and Series E warrants issued by us in January and March 2015. We revalue the derivative liabilities at each balance sheet date to fair value. The fair value is determined using Black-Scholes valuation model using various assumptions. The two most significant changes in the assumptions was the difference in the strike price used at June 30, 2016 of $0.51 compared to $0.96 at June 30, 2015 and the number of warrants with derivative liabilities. Due to these significant changes, the fair value of the derivative liabilities decreased by $8,237,000 with a corresponding gain in the condensed and consolidated statement of operations.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

We recorded a net income of $1,224,000 or $0.02 basic and loss of ($0.02) diluted per share during the six months ended June 30, 2016 compared to a net loss of $60,917,000 or ($1.99) basic and diluted per share for the six months ended June 30, 2015.

Operating costs increased to $4,179,000 during the six months ended June 30, 2016 compared to $2,166,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•	Research and development costs during the six months ended June 30, 2016 were $2,234,000 compared to $811,000 during the prior period. This was due to the Company exercising its option to acquire Mayo Clinic technology as part of an agreement entered into in March 2014 and increased in in-house research activity in the current period.

•	General and administrative expenses increased to $1,945,000 during the six months ended June 30, 2016 from $1,356,000 during the prior period. This was due to generally increased expenses relating to consulting, general and administrative and professional fees during the six months ended June 30, 2016 as the Company’s operating activities increased substantially.

•	The changes in fair value of derivative liabilities for the six months ended June 30, 2016 was $5,241,000 as compared to $(58,752,000) for the six months ended June 30, 2015. The variance in the current period is due to the revaluation of the Series A, Series C, Series D and Series E warrants issued by us in January and March 2015. We revalue the derivative liabilities at each balance sheet date to fair value. The two most significant changes in the assumptions was the difference in the strike price used at June 30, 2016 of $0.51 compared to $0.96 at June 30, 2015 and the number of warrants with derivative liabilities. Due to these significant changes, the fair value of the derivative liabilities decreased by $5,241,000 with a corresponding gain in the condensed and consolidated statement of operations.

During the six months ended June 30, 2016, the Company received $231,000 of a grant awarded to Mayo Foundation from the US Department of Defense for the Phase II Clinical Trial of TPIV 200. The grant paid for the clinical supplies purchased by the Company.

Liquidity and Capital Resources

We have not generated any revenues since inception, we have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof. The following table sets forth our cash and working capital as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Cash reserves	$3,768,000	$6,577,000
Working capital (deficit)	$(19,330,000)	$(21,360,000)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2016 was $2,784,000 compared to $1,828,000 during the prior period. We had no revenues during the current or prior periods. Operating expenditures, excluding non-cash interest and stock-based charges during the current period primarily consisted of consulting and management fees, office and general expenditures, and professional fees.

Net Cash Used in / Provided by Financing Activities

Net cash used in financing activities during the six months ended June 30, 2016 was $25,000 compared to net cash provided by financing activities of $4,791,000 during the prior period. In the current period we repaid a promissory note while prior period financing relates to proceeds from private placement.

Financings

Our current available funding has come from financings that we conducted in January and March of 2015 and from warrants issued in connection with our January and March, 2015 financings as well as our recent August 2016 private placement.

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

2016 Financing

August 2016 Private Placement Transaction. On August 10, 2016, we completed a private placement of units with certain accredited investors. The units (“Units”) consisted of (i) one share of our common stock, par value $0.001 per share and (ii) one five-year warrant to purchase one share of our common stock for $0.50 (the “PIPE Warrants”). We issued and sold an aggregate of 6.25 million Units at a purchase price per Unit of $0.40 for an aggregate of $2.5 million, pursuant to Subscription Agreements, in which we and investors made customary representations to each other.

Warrant Exercises

Between June 16, 2015 and December 9, 2015, 37,080,000 shares were issued upon exercise of certain warrants we issued in connection with our 2015 financings, providing $9.22 million in proceeds. On August 12, 2016, holders of an aggregate of 7 million outstanding Series C Warrants and 5 million Series C-1 Warrants, each providing for the purchase of one share of our common stock for $0.50 per share exercised their warrants for an aggregate exercise price of $6,000,000.

Future Capital Requirements

Our capital requirements for 2016 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development relationships with external partners. Subject to our ability to raise additional capital including through possible joint ventures and/or partnerships, we expect to incur substantial expenditures to further develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies, as well as costs associated with our capital raising efforts and being a public company. We intend to spend approximately $7,500,000 over the next twelve months in carrying out our plan of operations . We will require substantial funds to conduct research and development and nonclinical and Phase II clinical testing of our licensed, patented technologies and to develop sublicensing relationships for the Phase II and III clinical testing. Our plans include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

Our current available cash and cash equivalents (inclusion of our recent August 2016 private placement financing and proceeds of the exercise of outstanding warrants) are sufficient to satisfy our liquidity requirements. We believe our existing cash and cash equivalents will allow us to fund our operating plan through the end of 2017. We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing and research and development activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts.

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

Various conditions outside of our control may detract from our ability to raise additional capital needed to execute our plan of operations, including overall market conditions in the international and local economies. We recognize that the United States economy has suffered through a period of uncertainty during which the capital markets have been impacted, and that there is no certainty that these levels will stabilize or reverse despite the optics of an improving economy. Any of these factors could have a material impact upon our ability to raise financing and, as a result, upon our short-term or long-term liquidity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Management is not aware of any material legal proceedings and there are no pending material procedures that would affect the property of the Company. Management is not aware of any legal proceedings and contemplated by any government authority or any other party involving the Company. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceeding. Management is not aware of any other legal proceedings pending or threatened against the Company.

Item 1A.	Risk Factors

Not required.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We issued the following restricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On May 1, 2016 the Company returned the 315,000 shares of Glynn Wilson, Ph.D., to the treasury and issued 228,218 shares to Dr. Glynn Wilson, Ph.D., to adjust for the withholding tax liability for the shares awarded.

On May 3, 2016 the Company issued 40,000 shares to Gary Poelstra, pursuant to a financial consulting agreement.

On May 28, 2016 the Company issued 41,037, 40,625 and 40,625 shares to Arsalan Farmanfarmai, Tona Family Trust and Frank Baughman, respectively, pursuant to debt conversion agreements of 2014.

On May 30, 2016 the Company issued 30,000 and 70,000 shares to Dennis S. Dobson and Dennis Dobson Jr., respectively, pursuant to an investor relations agreement.

On May 30, 2016 the Company issued 100,000 shares to Proactive Capital Resource Group, LLC, pursuant to an investor relations agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not Applicable.

Item 5.	Other Information

The disclosure set forth below is provided in lieu of a separate Form 8-K filing.

On August 10, 2016, holders of an aggregate of 7 million outstanding Series C Warrants and 5 million Series C-1 Warrants, each providing for the purchase of one share of Company common stock for $0.50 per share, entered into binding commitments to exercise those warrants for an aggregate exercise price of $6,000,000. The closing of the exercise of the warrants was conditioned on the closing of the Warrant Amendment Agreements entered into on August 10, 2016, between the Company and the holders of the Series C and Series C-1 Warrants, who also hold an aggregate of 37,159,975 outstanding Series A Warrants, Series A-1 Warrants, Series C Warrants, Series D Warrants, Series D-1 Warrants, Series E Warrants and Series E-1 Warrants (the “Outstanding Series Warrants”), in which they agreed to amend the terms of the Outstanding Series Warrants to remove provisions from the Outstanding Series Warrants that had previously caused them to be classified as a derivative liability as opposed to equity on the Company’s balance sheets.

The holders of the 7 million Series C Warrants and 5 million Series C-1 Warrants paid the $6 million exercise price for such warrants to the Company on August 11, 2016, and the Outstanding Series Warrants were amended on such date. In consideration for such amendment and the exercise of the Series C Warrants and Series C-1 Warrants, on August 11, 2016, the Company issued an aggregate of 9 million additional shares of restricted common stock to such warrant holders and new five-year Series F Warrants and Series F-1 Warrants to purchase an aggregate of 12 million shares of Company common stock at an exercise price of $0.60 per share. The form of the Series F and Series F-1 Warrants were filed as exhibits to the Prior Report.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amended and Restated Bylaws of TapImmune Inc.	8-K	000-27239	3.1	7/15/16

4.1	Form of PIPE warrant	8-K	000-27239	4.1	8/11/16

4.2	Form of Amended Series A Warrant	8-K	000-27239	4.2	8/11/16

4.3	Form of Amended Series C Warrant	8-K	000-27239	4.3	8/11/16

4.4	Form of Amended Series D Warrant	8-K	000-27239	4.4	8/11/16

4.5	Form of Series E Warrant	8-K	000-27239	4.5	8/11/16

4.6	Form of Amended Series A-1 Warrant	8-K	000-27239	4.6	8/11/16

4.7	Form of Amended Series D-1 Warrant	8-K	000-27239	4.7	8/11/16

4.8	Form of Amended Series E-1 Warrant	8-K	000-27239	4.8	8/11/16

4.9	Form of Series F Warrant	8-K	000-27239	4.9	8/11/16

4.10	Form of Series F1 Warrant	8-K	000-27239	4.10	8/11/16

4.11	Form of Katalyst Warrant	8-K	000-27239	4.11	8/11/16

10.1	Amendment to Employment Agreement between TapImmune Inc. and Glynn Wilson, dated as of July 18, 2016	8-K	000-27239	10.1	7/19/16

10.2	Employment Agreement between TapImmune Inc. and John Bonfiglio dated as of July 18, 2016.	8-K	000-27239	10.2	7/19/16

10.3	Form of Subscription Agreement	8-K	000-27239	10.1	8/11/16

10.4	Registration Rights Agreement	8-K	000-27239	10.2	8/11/16

10.5	Form of Warrant Amendment Agreement	8-K	000-27239	10.3	8/11/16

10.6	Agency Agreement with Katalyst Securities LLC and GP Nurmenkari Inc., dated as of July 21, 2016	8-K	000-27239	10.4	8/11/16

10.7	License and Assignment Agreement with Mayo Foundation for Medical Education and Research dated May 19, 2016.**					X

31.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1	Certification of Principal Executive Officer and Acting Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

**	Confidential treatment has been requested for the redacted portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

TAPIMMUNE INC.

/s/ Glynn Wilson
Glynn Wilson Chairman, Chief Executive Officer, Principal Executive Officer and Chief Financial Officer Date: August 15, 2016