Form 10-Q
period 2017-03-31
TAPIMMUNE INC
filed 2017-05-05
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017

☐             Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

TAPIMMUNE INC.

(Name of registrant in its charter)

NEVADA	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 N. Laura Street, Suite 2500 Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

904-516-5436
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check	☒ Smaller reporting company
if smaller reporting company)	☐ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of May 2, 2017, the Company had 8,470,833 shares of common stock issued and outstanding.

NOTE REGARDING REVERSE STOCK SPLIT

On September 13, 2016, we filed a Certificate of Change pursuant to NRS 78.209 with the Secretary of State of the State of Nevada to effect a reverse split of our common stock at a ratio of one for twelve, effective on September 16, 2016. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

PART I.          FINANCIAL INFORMATION

Item 1.             Financial Statements

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$5,927,565	$7,851,243
Prepaid expenses and deposits	177,511	70,149
Total current assets	6,105,076	7,921,392
Total assets	$6,105,076	$7,921,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,449,192	$1,224,940
Research agreement obligations	492,365	492,365
Warrant liability	17,500	14,500
Promissory note	5,000	5,000
Total current liabilities	1,964,057	1,736,805
Total liabilities	1,964,057	1,736,805

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized at March 31, 2017 and December 31, 2016, respectively
Series A, $0.001 par value, 1,250,000 shares designated, 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Series B, $0.001 par value, 1,500,000 shares designated, 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 41,666,667 shares authorized, 8,470,833 and 8,421,185 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	8,471	8,421
Additional paid-in capital	152,368,241	151,991,974
Accumulated deficit	(148,235,693)	(145,815,808)
Total stockholders' equity	4,141,019	6,184,587
Total liabilities and stockholders' equity	$6,105,076	$7,921,392

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Operating expenses:
Research and development	$989,092	$985,751
General and administrative	1,427,793	767,988
Total operating expenses	2,416,885	1,753,739
Loss from operations	(2,416,885)	(1,753,739)
Other expense:
Change in fair value of warrant liability	(3,000)	(2,996,000)
Net loss	$(2,419,885)	$(4,749,739)

Net loss per share, Basic and Diluted	$(0.29)	$(0.81)
Weighted average number of common shares outstanding	8,429,595	5,882,770

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Par value	in Capital	Deficit	Equity
Balance January 1, 2017	8,421,185	$8,421	$151,991,974	$(145,815,808)	$6,184,587
Stock- based compensation	49,648	50	376,267	-	376,317
Net loss	-	-	-	(2,419,885)	(2,419,885)
Balance at March 31, 2017	8,470,833	$8,471	$152,368,241	$(148,235,693)	$4,141,019

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(2,419,885)	$(4,749,739)
Reconciliation of net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	3,000	2,996,000
Stock-based compensation	376,317	214,250
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(107,362)	31,171
Accounts payable and accrued expenses	224,252	678,555
Net cash used in operating activities	(1,923,678)	(829,763)
Cash Flows from Financing Activities:
Repayment of promissory note	-	(25,000)
Net cash used in financing activities	-	(25,000)
Net decrease in cash	(1,923,678)	(854,763)

Cash at beginning of period	7,851,243	6,576,564
Cash at end of period	$5,927,565	$5,721,801

See accompanying notes to these unaudited condensed consolidated financial statements.

4

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Supplemental schedule of non-cash activities:
Reclassification of accrued liability upon issuance of common shares relating to Dr. Glynn Wilson’s compensation	$-	$191,000

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 1:	Nature of Operations

TapImmune Inc. (the “Company” or “we”), a Nevada corporation incorporated in 1992, is a biotechnology company focusing on immunotherapy specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of oncology and infectious disease. Unlike other vaccine technologies that narrowly address the initiation of an immune response, TapImmune's approach broadly stimulates the cellular immune system by enhancing the function of killer T-cells and T-helper cells and by restoring antigen presentation in tumor cells allowing their recognition and killing by the immune system.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The condensed consolidated balance sheet at March 31, 2017 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K filed on March 14, 2017.

NOTE 3:	LIQUIDITY AND FINANCIAL CONDITION

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

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

As of March 31, 2017, the Company had cash of approximately $5,928,000. Historically, the Company had net losses and negative cash flows from operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4:	SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on March 14, 2017.

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

Compensation-Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after January 1, 2017, with early adoption permitted but all of the guidance must be adopted in the same period. The Company adopted this on January 1, 2017. The Company has evaluated the impact of ASU No. 2016-09 and has determined that the adoption of the impact of forfeitures, net of income taxes, did not have a material impact on the Company’s financial position and results of operations.

Note 5:	NET LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDER

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similarly to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

Loss per-share amounts for all prior periods have been retroactively adjusted to reflect the Company’s 1-for-12 reverse stock split, which was effective September 16, 2016.

The following table sets forth the computation of net loss per share:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net loss	$(2,419,885)	$(4,749,739)

Denominator:
Weighted average common shares outstanding	8,429,595	5,882,770

Net loss per share data:
Basic and Diluted	$(0.29)	$(0.81)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2017	2016
Common stock options	417,000	299,000
Common stock warrants - equity treatment	5,054,000	213,000
Common stock warrants - liability treatment	5,000	4,127,000
Potentially dilutive securities	5,476,000	4,639,000

Note 6:	accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following as of March 31, 2017 and December 31, 2016, respectively:

	March 31,	December 31,
	2017	2016
Accounts payable	$688,351	$680,181
Compensation and benefits	161,439	217,622
Professional fees	188,828	53,428
Consulting agreements	82,119	94,576
Technology license fees	105,000	105,000
Investor relations fees	72,835	-
Other (1)	150,620	74,133
Total accounts payable and accrued liabilities	$1,449,192	$1,224,940

(1) For the March 31, 2017 period, "Other" includes $76,360 of miscellaneous accounts payable invoices not yet received

Note 7:	WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended
	March 31,
	2017	2016
Stock price	$4.49	$8.16
Exercise price	$1.20	$1.20 - $300.00
Contractual term (years)	0.12 - 1.28	0.53 - 4.45
Volatility (annual)	67% - 79%	85% - 151%
Risk-free rate	0.74% - 1.03%	0.65% - 1.12%
Dividend yield (per share)	0%	0%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Warrant liability:

Fair value measured at March 31, 2017
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2017
Warrant liability	$-	$-	$17,500	$17,500

Fair value measured at December 31, 2016
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Warrant liability	$-	$-	$14,500	$14,500

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

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2017.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2017:

Warrant
Liability
Balance - December 31, 2016	$14,500
Change in fair value of warrant liability	3,000
Balance – March 31, 2017	$17,500

Note 8:	Promissory note

At March 31, 2017 and December 31, 2016, the Company had an outstanding promissory note in the amount of $5,000. The promissory note outstanding and due at March 31, 2017 bears 10% annual interest.

Note 9:	STOCKHOLDERS’ EQUITY

Reverse Stock Split

On September 16, 2016, the Company effected a one for twelve reverse stock-split of our issued and outstanding common stock and has retroactively adjusted our common shares outstanding, options and warrants amounts outstanding. The Company has presented its share data for and as of all periods presented on this basis. The par value was not adjusted as a result of the one for twelve reverse stock split. All prior period share transactions included in the Company’s stock transactions and balances have been retroactively restated.

2017 Common Stock Transactions

2017 Management Compensation

On March 9, 2017, the Company issued 12,761 shares of stock in relation to the discretionary 2016 bonus awarded to Dr. Glynn Wilson. The fair value of the common stock of $55,000 was recognized as stock-based compensation in general and administrative expenses. The issuance was based on the closing price or our common stock of $4.31 per share, on the day immediately preceding the date the 2016 bonus award was approved by the Board of Directors.

On March 9, 2017, the Company issued 5,220 shares of stock in relation to the discretionary 2016 bonus awarded to Dr. John Bonfiglio. The fair value of the common stock of $22,500 was recognized as stock-based compensation in general and administrative expenses. The issuance was based on the closing price or our common stock of $4.31 per share, on the day immediately preceding the date the 2016 bonus award was approved by the Board of Directors.

Consulting Arrangements

During the three months ended March 31, 2017, the Company issued 31,667 shares of common stock as part of consulting agreements. The fair value of the common stock of approximately $133,000 was recognized as stock-based compensation in general and administrative expenses.

Note 10:	STOCK-BASED COMPENSATION

The Company recorded approximately $376,000 and $214,000 of stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, the total stock-based compensation cost related to unvested awards not yet recognized was $728,000. The expected weighted average period compensation costs to be recognized was 0.75 years.

Future option grants will impact the compensation expense recognized. Stock-based compensation expense is included in general and administrative expense on the condensed consolidated statements of operations.

Note 11:	SUBSEQUENT EVENT

On April 27, 2017, The Company and Dr. John Bonfiglio have entered into a Separation and Release agreement (the “Separation Agreement”) pursuant to which Dr. John Bonfiglio resigned as President, Chief Operating Officer and director of the Company to pursue other opportunities. Dr. Bonfiglio’s resignation was not due to any disagreement with the Company on any matter related to its operations, policies or practices.

The Separation Agreement provides for a customary release by Dr. Bonfiglio of claims against the Company and a mutual non-disparagement covenant. Dr. Bonfiglio is also obligated to comply with various restrictive covenants, including a non-compete, non-solicitation and protection of the Company’s confidential information. Any disputes arising under the Separation Agreement will be resolved by binding arbitration. The Separation Agreement is subject to revocation through May 4, 2017, and the Separation Agreement will not become effective and enforceable until the revocation period expires.

The Company’s Chief Executive Officer, Dr. Glynn Wilson, was appointed to serve as the President of the Company and the size of the Company’s board of directors was reduced from seven members to six members.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three months ended March 31, 2017 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 14, 2017.

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer and metastatic disease. We are also developing a proprietary technology to improve the ability of the cellular immune system to recognize and destroy diseased cells. This DNA expression technology named Polystart is in pre-clinical development.

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

To enhance shareholder value and taking into account development timelines, we plan to focus on advancing our clinical programs including our Folate Receptor Alpha program for breast and ovarian cancers and our HER2/neu peptide antigen program into Phase II clinical trials. In parallel, we plan to complete the pre-clinical development of our Polystart technology as an integral component of our prime-and-boost vaccine methodology.

We believe, the strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive interim data on both clinical programs in breast and ovarian cancers.

We continue to be focused on our entry into Phase II Triple-Negative Breast Cancer Trials including application for Fast Track and Orphan Drug Status as well as planning for Phase II HER2/neu Breast Cancer Trials.

We expect to continue to prosecute our Polystart patent filings and develop new Polystart constructs to facilitate collaborative efforts in our current clinical indications. We will also evaluate those indications where others have already indicated interest in combination therapies.

We believe that these fundamental programs and corporate activities have positioned our company to capitalize on the acceptance of immunotherapy as a leading therapeutic strategy in cancer and infectious disease.

We are continuously working on improving our product formulation and supply. TPIV 200 and TPIV 110 are both off-the-shelf, lyophilized products that only require reconstitution at the clinical site before injection. We believe the investments we have made in the formulation work for both very stable products will result in commercially viable products consistent with typically high pharmaceutical profit margins.

We believe the Phase I data produced for both TPIV 200 and TPIV 100 in collaboration with the Mayo Clinic are the driving force behind the high-value collaborations we have established and maintained with organizations such as Mayo Clinic, AstraZeneca, Sloan Kettering and the U.S. Department of Defense. As we move forward into advancing the Phase II studies, some of which incorporate collaborations with prestigious third-party organizations, we believe this represents further independent validation of the potential of our technology.

Intellectual Property Strategies

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

Products and Technology in Development-Clinical

TPIV 200

Phase I Human Clinical Trials – Folate Alpha Breast and Ovarian Cancers – Mayo Clinic

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

A 24-patient Phase I clinical trial using TPIV 200 was completed in 2015. The vaccine is well tolerated and safe and 20 out of 21 evaluable patients showed positive immune responses which provided a strong rationale for progressing to Phase II trials. Good Manufacturing Practice (“GMP”) for Phase II trials resulted in a commercially viable formulation. On July 27, 2015, we exercised our option agreement with Mayo Clinic with the signing of a worldwide exclusive license agreement to commercialize a proprietary Folate Receptor Alpha Vaccine technology for all cancer indications. As part of this Agreement, the investigational new drug (“IND”) for the Folate Receptor Alpha (TPIV 200) Phase I trial was transferred from Mayo Clinic to the Company for amendment to our Phase II Clinical Trials on our lead product.

On September 15, 2015, we announced that our collaborators at the Mayo Clinic had been awarded a grant of $13.3 million from the U.S. Department of Defense. This grant, commencing September 15, 2015, will cover the costs for a 280-patient Phase II Clinical Trial of Folate Receptor Alpha Vaccine in patients with triple-negative breast cancer. We are working closely with Mayo Clinic on this clinical trial by providing clinical and manufacturing expertise as well as providing GMP vaccines to supply the study. The vaccine formulation is suitable for multiple Phase II clinical programs in triple-negative breast and ovarian cancers in combination with other immunotherapeutics.

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

On February 3, 2016, we announced that the U.S. Food & Drug Administration (“FDA”) has designated the investigation of multiple-epitope Folate Receptor Alpha Peptide Vaccine (TPIV 200) with GM-CSF adjuvant for maintenance therapy in subjects with platinum-sensitive advanced ovarian cancer who achieved stable disease or partial response following completion of standard of care chemotherapy, as a Fast Track Development Program. A Phase II study in this indication was initiated at the end of 2016.

We are currently enrolling a Company-sponsored triple-negative breast cancer study at twelve clinical sites nation-wide. The study will enroll a total of 80 patients. It is open-label and designed to look at dosing regimens, immune responses and efficacy.

An ovarian cancer study sponsored by Memorial Sloan Kettering Cancer Center in New York City in collaboration with AstraZeneca Pharmaceuticals was initiated in 2016. This study is currently enrolling platinum resistant ovarian cancer patients and is designed to look at the effects of combination therapy with AstraZeneca’s checkpoint inhibitor “durvalumab”. The study will enroll a total of 40 patients and is open label. We have no business relationship with AstraZeneca and we are paying for half of the clinical study plus providing our TPIV 200 for the study.

TPIV 100/110

Phase I Human Clinical Trials – HER2/neu+ Breast Cancer – Mayo Clinic

A Phase I study using TPIV 100 (four peptide product) was completed in 2015. Final safety analysis on all the patients treated is complete and shown to be safe. In addition, 19 out of 20 evaluable patients showed robust T-cell immune responses to the antigens in the vaccine composition providing a solid case for advancement to Phase II in 2017. An additional secondary endpoint incorporated into this Phase I Trial will be a two-year follow on recording time to disease recurrence in the participating breast cancer patients.

For Phase I(b)/II studies, we plan to add a Class I peptide, licensed from the Mayo Clinic (April 16, 2012), to the four Class II peptides, producing TPIV 110 (five peptide product). Management believes that the combination of Class I and Class II HER2/neu antigens, gives us the leading HER2/neu vaccine platform. We plan to amend the IND to incorporate the fifth peptide in the Phase I(b)/II study. Discussions with the FDA have resulted in a pre-clinical development project that should allow us to file the amended IND in 2017.

Products and Technology-Pre-clinical

Polystart

On February 7, 2017, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office of our patent application titled, “Chimeric nucleic acid molecules with non-AUG initiation sequences and uses thereof,” which represents our first patent on our Polystart program. We anticipate additional patent filings in connection with our research and development in this area. We plan to develop Polystart as both a stand-alone therapy and as a ‘boost strategy’ to be used synergistically with our peptide-based vaccines for breast and ovarian cancers.

TapImmune’s Clinical Program Pipeline

Refer to the “Clinical Program Pipeline Status Updates” section below for latest updates on above clinical pipeline chart.

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

Recent Developments and Updates

Completed GMP Manufacturing Scale Up and Second Clinical Lot of TPIV 200; to Supply Additional Phase II Clinical Trials

We successfully completed a multi-gram production scale-up as well as GMP manufacturing of a second clinical lot of TPIV 200. The vaccine supply will be used in the company’s ongoing Phase II study in platinum-sensitive ovarian cancer, as well as the planned 280-patient Phase II study sponsored by the Mayo Clinic and funded by the U.S. Department of Defense for treating triple-negative breast cancer. We also made various improvements to the vaccine manufacturing process, resulting in, what we believe to be, a superior formulation of the vaccine that is more amenable to large scale manufacturing and commercialization.

Clinical Program Pipeline Status Updates

Enrolling Patients: Phase II TPIV 200 Trial in Triple-Negative Breast Cancer

We have opened twelve clinical sites and have begun treating patients in a Phase II trial of our Folate Receptor Alpha cancer vaccine, TPIV 200, in the treatment of triple-negative breast cancer, one of the most difficult cancers to treat, representing a clear unmet medical need. The open-label, 80-patient clinical trial is designed to evaluate dosing regimens, adjuvants, efficacy, and immune responses in women with triple-negative breast cancer. Key data from the trial is expected to be included in a future New Drug Application submission to the FDA for marketing clearance. This trial is sponsored and conducted by TapImmune.

An independent data safety monitoring board (DSMB) reviewed the safety in this ongoing Phase 2 currently enrolling women with stage IIb-III triple-negative breast cancer who have completed initial surgery and chemo/radiation therapy. The randomized four-arm study is evaluating two doses of TPIV 200 (a high dose and a low dose), each of which will be tested both with and without immune priming with cyclophosphamide prior to vaccination. The planned safety review was performed when enrollment reached the 25% benchmark (20 out of 80 total patients), and showing no safety issues, the study has continued to enroll patients at multiple clinical sites. The study is expected to complete enrollment by year end 2017, with top-line data expected in early 2018. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02593227 and FRV-002.

Enrolling Patients: Phase II Trial at Memorial Sloan Kettering of TPIV 200 in Platinum-Resistant Ovarian Cancer

A Phase II study of TPIV 200 in ovarian cancer patients who are not responsive to platinum, a commonly used chemotherapy for ovarian cancer, sponsored by Memorial Sloan Kettering Cancer Center (“MSKCC”), and in collaboration with AstraZeneca and TapImmune, has begun enrollment for a 40-patient study. The open-label study is designed to evaluate a combination therapy which includes our TPIV 200 T-cell vaccine and AstraZeneca’s checkpoint inhibitor, durvalumab. Because they are unresponsive to platinum, these patients have no real remaining options. If the combination therapy proves effective, we believe it would address a critical unmet need. TPIV 200 has received Orphan Drug designation for use in the treatment of ovarian cancer. We successfully completed the first safety cohort. This enabled MSKCC to increase the number of patients that can be enrolled and will subsequently increase the study’s enrollment rate. Currently more than 50% of patients have been enrolled. An interim analysis is planned in the fourth quarter of 2017. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02764333.

Enrolling Patients: Phase II TPIV 200 Trial in Platinum-Sensitive Ovarian Cancer

We have opened one clinical site (with at least another 10 sites anticipated to open during 2017) in a Phase II trial of TPIV 200 for an 80-patient study on ovarian cancer patients who are responsive to platinum. We have received the FDA’s Fast Track designation to develop TPIV 200 as a maintenance therapy in combination with platinum, in platinum responsive ovarian cancer patients. This multi-center, double-blind efficacy study is sponsored and conducted by TapImmune. We expect to complete enrollment mid-2019. An interim analysis is planned based upon 50% patient enrollment, which the company anticipates completing in the second half of 2018. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02978222 and FRV-004.

Patient Enrollment to Commence in 2017: Phase II Mayo Clinic-U.S. DOD Trial of TPIV 200 in Triple-Negative Breast Cancer

We anticipate this Phase II study of TPIV 200 in the treatment of triple-negative breast cancer, conducted by the Mayo Clinic and sponsored by the U.S. Department of Defense (“DOD”), will begin to enroll patients in 2017. The anticipated 280-patient study will be led by Dr. Keith Knutson of the Mayo Clinic in Jacksonville, Florida. Dr. Knutson is the inventor of the technology and in the Scientific Advisory Board at TapImmune. While TapImmune is supplying doses of TPIV 200 for the trial, and being reimbursed for the costs associated with manufacturing, the remaining costs associated with conducting this study will be funded by a $13.3 million grant made by the DOD to the Mayo Clinic.

Open IND with FDA for TPIV 100 in 2017: Phase II Protocol Now in Preparation

We have enhanced the reformulation of our second cancer vaccine product, TPIV 110 (five peptide product), following very strong safety and immune responses from a Phase I Mayo Clinic study using TPIV 100 (four peptide product). TPIV 110 targets HER2/neu, which makes it applicable to breast, ovarian and colorectal cancers. The enhanced TPIV product adds a fifth antigen which should produce an even more robust immune response activating both CD4+ and CD8+ T-cells. We have participated in a pre-Investigational New Drug (pre”IND”) meeting with the FDA and are now in discussions with the FDA as to requirements for filing the amended IND containing the fifth peptide. We expect to file the amended IND later this year. Although we cannot know for sure, we anticipate having an open IND sometime in the third or fourth quarter of 2017 pending comments from the FDA. The protocol for a Phase II trial of TPIV 110 in the treatment of HER2/neu positive breast cancer patients is currently under review by our Scientific Advisory Board and collaborators. Our collaborators at Mayo Clinic recently announced a $3.8 million grant which will fully fund a Phase II trial in DCIS that we had planned for our HER2/neu vaccine.

Mayo Clinic to Vaccinate Women With Ductal Carcinoma In Situ (DCIS) Using TapImmune TPIV 110 HER2-targeted T-Cell Vaccine

Recently, we announced that our partners at the Mayo Clinic received a grant from the U.S. Department of Defense to conduct a Phase II study of our HER2-targeted vaccine candidate in an early form of breast cancer called DCIS. This is the second TapImmune vaccine to be tested in a fully funded Phase II study sponsored by the Mayo Clinic. If successful, TapImmune’s vaccine may replace standard surgery and chemotherapy, and potentially could become part of a routine immunization schedule for preventing breast cancer in healthy women. The study is expected to enroll 40-45 women with DCIS and commence in 2017.

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

We recorded a net loss of $2,420,000 or ($0.29) basic and diluted per share during the three months ended March 31, 2017 compared to a net loss of $4,750,000 or ($0.81) basic and diluted per share during the three months ended March 31, 2016. The change in net loss period over period was due to the following changes in operating expenses and other expense:

Operating Expenses

Operating expenses incurred during the three months ended March 31, 2017 were $2,417,000 compared to $1,754,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•	Research and development costs during the three months ended March 31, 2017 were $989,000 compared to $986,000 during the prior year period. This increase is mainly due to the Company’s planned increased expenses during the three months of 2017 relating to the Company’s clinical trials.

•	General and administrative expenses increased to $1,428,000 during the three months ended March 31, 2017 from $768,000 during the prior year period. This was due to increased expenses relating to:

o	stock-based compensation for employees and outside consultants,

o	compensation expenses resulting from increased headcount,

o	investor relations expenses,

o	NASDAQ and other public-related expenses, and

o	increased legal, audit and other professional fees.

Other Expense

The change in fair value of warrant liabilities for the three months ended March 31, 2017 was ($3,000) as compared to ($2,996,000) for the three months ended March 31, 2016. On August 10, 2016, we amended the Series A and A-1, Series C and C-1, Series D and D-1 and Series E and E-1 warrants agreements issued by us in January and March 2015 to remove the clause that caused the warrants to be classified as warrant liabilities, and the variance period over period is due to that reason, We revalue the remaining warrant liabilities at each balance sheet date to fair value. The fair value is determined using Black-Scholes valuation model using various assumptions. The most significant changes in the assumptions is the strike price used at March 31, 2017 of $4.49. As such, the fair value of the warrant liabilities increased by $3,000 for the three months ended March 31, 2017 and is reflected by a corresponding loss in the condensed consolidated statement of operations.

Liquidity and Capital Resources

We have not generated any revenues since inception. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercises thereof.

The following table sets forth our cash and working capital as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Cash	$5,928,000	$7,851,000
Working capital	$4,141,000	$6,185,000

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash used in:
Operating activities	$(1,924,000)	$(830,000)
Financing activities	-	(25,000)

Net decrease in cash	$(1,924,000)	$(855,000)

Financings

Our previous funding has come from financings that we conducted in January and March of 2015, from the exercises of stock warrants, and from our August 2016 private placement.

Future Capital Requirements

As of March 31, 2017, we had working capital of $4,141,000, compared to working capital of $6,185,000 as of December 31, 2016. We expect our expenses to continue at a similar pace during the remainder of 2017 and into 2018 primarily to fund our Phase II clinical trials. Our collaborators at Mayo Clinic recently announced a $3.8 million grant which will fully fund a Phase II trial in DCIS that we had planned for our HER2/neu vaccine.

Our capital requirements through and beyond 2017 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development collaborations with external partners. Subject to our ability to raise additional capital, we expect to incur substantial expenditures to further develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies and trials, as well as costs associated with our capital raising efforts and being a public company.

We believe our existing cash could fund our operations through 2017. We will require additional substantial capital to conduct research and development, to fund nonclinical testing and Phase II clinical trials of our licensed, patented technologies, and to begin cultivating collaborative relationships for the Phase II and future Phase III clinical testing. Our plans could include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing and research and development activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those holders of our common stock and could contain covenants that would restrict our operations. We also will require additional capital beyond our currently forecasted amounts.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amounts of our future working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting pre-clinical and clinical trials including the research and development expenditures we expect to make in connection with our license agreements with Mayo Foundation;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships and collaborations, licensing or other arrangements and the financial terms of such agreements;

•	our ability to achieve our milestones under our licensing arrangements and the payment obligations we may have;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

Item 4.           Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

It should be noted that any system of controls is based in part upon certain assumptions designed to obtain reasonable (and not absolute) assurance as to its effectiveness, and there can be no assurance that any design will succeed in achieving its stated goals.

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

For risk factors, see Item 1.A.-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 14, 2017.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We issued the following unrestricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On March 9, 2017, we issued 12,761 shares of restricted, immediately vested, common stock in relation to the discretionary 2016 bonus awarded to Dr. Glynn Wilson under the Company’s 2014 Omnibus Stock Ownership Plan, based on the closing price or our common stock of $4.31 per share, on the day immediately preceding the date the 2016 bonus award was approved.

On March 9, 2017, we issued 5,220 shares of restricted, immediately vested, common stock in relation to the discretionary 2016 bonus awarded to Dr. John Bonfiglio under the Company’s 2014 Omnibus Stock Ownership Plan, based on the closing price or our common stock of $4.31 per share, on the day immediately preceding the date the 2016 bonus award was approved.

On March 15, 2017, we issued 16,667 shares of common stock to Collision Capital, LLC pursuant to a vendor agreement.

On March 28, 2017, we issued 15,000 shares of common stock to Omnicor Media, LLC pursuant to a vendor agreement.

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
Date: May 5, 2017

