Form 10-Q
period 2017-06-30
TAPIMMUNE INC.
filed 2017-08-07
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

June 30, 2017

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

TAPIMMUNE INC.

(Name of registrant in its charter)

NEVADA	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 West Forsyth Street, Suite 200 Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

904-516-5436
(Issuer's telephone number)

50 N. Laura Street, Suite 2500 Jacksonville, FL 32202
(Former Address if Changed Since Last Report)

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

Yes ☐ No ☒

As of August 2, 2017, the Company had 10,158,993 shares of common stock issued and outstanding.

__________

		Page

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016	1

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016	2

	Condensed Consolidated Statement of Stockholders' Equity for the six months ended June 30, 2017	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016	4

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23

Item 4.	Controls and Procedures.	24

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings.	24

Item 1A.	Risk Factors.	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24

Item 3.	Defaults Upon Senior Securities.	24

Item 4.	Mine Safety Disclosures.	24

Item 5.	Other Information.	24

Item 6.	Exhibits.	25

Signatures		26

NOTE REGARDING REVERSE STOCK SPLIT

On September 13, 2016, we filed a Certificate of Change pursuant to NRS 78.209 with the Secretary of State of the State of Nevada to effect a reverse split of our common stock at a ratio of one for twelve, effective on September 16, 2016. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

PART I.          FINANCIAL INFORMATION

Item 1.             Financial Statements

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$9,962,615	$7,851,243
Prepaid expenses and deposits	179,181	70,149
Total current assets	10,141,796	7,921,392
Total assets	$10,141,796	$7,921,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,561,075	$1,224,940
Research agreement obligations	-	492,365
Warrant liability	10,000	14,500
Promissory note	5,000	5,000
Total current liabilities	1,576,075	1,736,805
Total liabilities	1,576,075	1,736,805

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' equity:
Preferred stock - $0.001 par value, 5,000,000 shares authorized at June 30, 2017 and December 31, 2016, respectively
Series A, $0.001 par value, 1,250,000 shares designated, 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Series B, $0.001 par value, 1,500,000 shares designated, 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 41,666,667 shares authorized, 10,158,993 and 8,421,185 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	10,159	8,421
Additional paid-in capital	159,306,674	151,991,974
Accumulated deficit	(150,751,112)	(145,815,808)
Total stockholders' equity	8,565,721	6,184,587
Total liabilities and stockholders' equity	$10,141,796	$7,921,392

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$1,202,725	$1,248,165	$2,191,817	$2,233,916
General and administrative	1,190,517	1,177,408	2,618,310	1,945,396
Total operating expenses	2,393,242	2,425,573	4,810,127	4,179,312
Loss from operations	(2,393,242)	(2,425,573)	(4,810,127)	(4,179,312)
Other income (expense):
Change in fair value of warrant liabilities	7,500	8,237,000	4,500	5,241,000
Debt extinguishment gain	492,365	-	492,365	-
Grant income	-	231,200	-	231,200
Shares issued in debt settlement agreements	-	(70,315)	-	(70,315)
Other income	-	1,828	-	1,828
Net (loss) income	$(1,893,377)	$5,974,140	$(4,313,262)	$1,224,401

Basic net (loss) income per share	$(0.22)	$1.01	$(0.51)	$0.21
Diluted net (loss) income per share	$(0.22)	$0.35	$(0.51)	$(0.19)

Weighted average number of common shares outstanding, basic	8,576,634	5,935,000	8,503,521	5,908,917
Weighted average number of common shares outstanding, diluted	8,576,634	6,524,750	8,503,521	6,652,417

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Capital	Deficit	Equity
Balance, January 1, 2017	8,421,185	$8,421	$151,991,974	$(145,815,808)	$6,184,587
Common stock and warrants issued in private placement	1,503,567	1,504	6,188,499	-	6,190,003
Fees and legal costs relating to private placement	-	-	(781,660)	-	(781,660)
Exercise of warrants	167,926	168	666,498	-	666,666
Legal costs relating to exercise of warrants	-	-	(28,000)	-	(28,000)
Fair value of repriced warrants as inducement	-	-	622,042	(622,042)	-
Stock-based compensation	66,315	66	647,321	-	647,387
Net loss	-	-	-	(4,313,262)	(4,313,262)
Balance, June 30, 2017	10,158,993	$10,159	$159,306,674	$(150,751,112)	$8,565,721

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net (loss) income	$(4,313,262)	$1,224,401
Reconciliation of net (loss) income to net cash used in operating activities:
Changes in fair value of warrant liabilities	(4,500)	(5,241,000)
Shares issued in debt settlement agreements	-	70,315
Stock-based compensation	647,387	544,934
Debt extinguishment gain	(492,365)	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(109,032)	47,409
Accounts payable and accrued expenses	336,135	570,033
Net cash used in operating activities	(3,935,637)	(2,783,908)
Cash Flows from Financing Activities:
Repayment of promissory note	-	(25,000)
Proceeds from issuance of common stock and warrants in private placement, net of offering costs	5,408,343	-
Proceeds from exercise of stock warrants, net of offering costs	638,666	-
Net cash provided by (used in) financing activities	6,047,009	(25,000)
Net increase (decrease) in cash	2,111,372	(2,808,908)

Cash at beginning of period	7,851,243	6,576,564
Cash at end of period	$9,962,615	$3,767,656

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
Supplemental schedule of non-cash financing activities:
Reclassification of accrued liability upon issuance of common shares relating to Dr. Glynn Wilson’s compensation	$-	$191,000
Fair value of repriced warrants as inducement	$622,042	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The condensed consolidated balance sheet at June 30, 2017 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K filed on March 14, 2017.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings and warrant exercises.

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

As of June 30, 2017, the Company had cash of $9,963,000. The Company had net losses and negative cash flows from operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounting for Certain Financial Instruments with Down Round Features

On July 13, 2017, the FASB has issued a two-part Accounting Standards Update (“ASU”), No. 2017-11, (i). Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception.

The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company will be evaluating the impact of adopting this standard on the consolidated financial statements and disclosures.

Compensation-Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

Note 5: NET (LOSS) InCOME PER SHARE

Basic (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period. Diluted income per common share is computed similar to basic income per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

Income (loss) per-share amounts for all prior periods have been retroactively adjusted to reflect the Company’s 1-for-12 reverse stock split, which was effective September 16, 2016.

The following table sets forth the computation of net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(1,893,377)	$5,974,140	$(4,313,262)	$1,224,401
Less: non-cash income from change in fair value of common stock warrants	-	3,697,000	-	2,492,000
Net (loss) income - diluted	(1,893,377)	2,277,140	(4,313,262)	(1,267,599)

Denominator:
Weighted average common shares outstanding - basic	8,576,634	5,935,000	8,503,521	5,908,917
Dilutive effect of warrants, net	-	565,417	-	743,500
Dilutive effect of stock options, net	-	24,333	-	-
Weighted average common shares outstanding - diluted	8,576,634	6,524,750	8,503,521	6,652,417

Net (loss) income per share data:
Basic	$(0.22)	$1.01	$(0.51)	$0.21
Diluted	$(0.22)	$0.35	$(0.51)	$(0.19)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Common stock options	455,000	251,000	455,000	297,000
Common stock warrants - equity treatment	6,540,000	213,000	6,540,000	213,000
Common stock warrants - liability treatment	3,500	2,283,000	3,500	2,068,000
Potentially dilutive securities	6,998,500	2,747,000	6,998,500	2,578,000

Note 6: Research Agreement OBLIGATIONS

Crucell Holland B. V. (“Crucell”) – Research License and Option Agreement

In 2003 and further amended in 2008, the Company acquired a research license and option agreement from Crucell Holland B.V. for use of an adenovirus technology. The Company has not made use of the technology in its current work and has not asked for nor received any work product from Crucell. Crucell was acquired by Johnson and Johnson in 2010.

As of December 31, 2016, the Company had accrued $492,365 under the amended agreement.

Upon further legal review and analysis of the agreement undertaken during the quarter, the Company concluded that the statute of limitations has run out on the obligation, and a legal opinion received by the Company confirms the amounts are not currently owed. As such, as of June 30, 2017, the Company was no longer obligated to make the payments under the agreement and therefore, the Company recorded a debt extinguishment gain of $492,365 and reduced the liability amount owed to $0.

Note 7: WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2017 and 2016 is as follows:

	Six Months Ended
	June 30,
	2017	2016
Stock price	$3.88	$6.12
Exercise price	$1.20	$1.20 - $300.00
Contractual term (years)	1.03	0.28 - 4.20
Volatility (annual)	78%	68% - 151%
Risk-free rate	1.00%	1.00%
Dividend yield (per share)	0%	0%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Warrant liability:

Fair value measured at June 30, 2017
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2017
Warrant liability	$-	$-	$10,000	$10,000

Fair value measured at December 31, 2016
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Warrant liability	$-	$-	$14,500	$14,500

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

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2017.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2017:

Warrant
Liability
Balance - December 31, 2016	$14,500
Change in fair value of warrant liability	(4,500)
Balance – June 30, 2017	$10,000

Note 8: Promissory note

At June 30, 2017 and December 31, 2016, the Company had an outstanding promissory note in the amount of $5,000. The promissory note outstanding and due at June 30, 2017 bears 10% annual interest.

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

2017 Common Stock Transactions

June 2017 Private Placement Transaction

On June 26, 2017, the Company completed private placement of units with certain accredited investors. In the private placement transaction, the Company sold 1,503,567 shares of common stock for $3.97 per share and five-year warrants to purchase an equal number of shares of common stock, at an exercise price of $3.97 per share, for $0.125 per warrant, with one common share and one warrant being sold together as a unit for a total of $4.095 per unit. The Company issued and sold an aggregate of 1,503,567 million units for aggregate gross proceeds of $6.2 million. The Company incurred $0.8 million in agency fees and legal costs. In connection with the offering, the Company reduced the exercise price for the warrants to purchase an aggregate of 653,187 shares of common stock issued to investors in the private placement that closed in August 2016 from $6.00 per share to $3.97 per share.

In addition, the Company issued five-year warrants to the placement agent in the offering providing for the purchase of up to 150,357 shares of Company common stock for $3.97 per share.

Pursuant to a Registration Rights Agreement to be entered into at the closing of the private placement offering, promptly, but no later than 90 calendar days after the closing of the offering, the Company is required to file a registration statement with the Securities and Exchange Commission registering for resale (a) the common stock issued in the offering; (b) the shares of common stock issuable upon the exercise of the private placement warrants; and (c) the shares of common stock issuable upon the exercise of the warrants issued to Katalyst Securities LLC, which acted as placement agent for the offering. The Company is required to use its commercially reasonable efforts to ensure that the Registration Statement is declared effective within 90 calendar days after filing with the Securities and Exchange Commission, on or before December 23, 2017.

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

In accordance with U.S. GAAP, a contingent obligation to make future payments must be recorded if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated. The Company has determined that should it be required to pay liquidated damages to the investors of the private placements, the aggregate contingent liability it would be required to record would be approximately $57,000 per month for each month it fails or is estimated to fail to meet the above criteria.

At the June 26, 2017 private placement closing, and on June 30, 2017, the Company concluded that it is not probable that it will be required to remit any payments to the investors for failing to obtain an effective registration statement or failing to maintain its effectiveness.

June 2017 Exercise and Repricing of Warrants Held by Existing Institutional Investors

On June 23, 2017, certain existing institutional shareholders of the Company who hold various outstanding warrants (i.e. C, D, E and F) to purchase Company common stock, entered into warrant repricing and exercise agreements.

Series E repriced and exercised warrants

Approximately 168,000 of Series E warrants were repriced from $15.00 per share to $3.97 per share and exercised immediately for gross proceeds of approximately $0.7 million. Series E warrants to purchase approximately 187,000 shares of Company common stock being reduced from $15.00 per share to $4.50 per share.

Series C, D & F repriced warrants

Additionally, the exercise prices for certain investors of Series C, Series D and Series F warrants were reduced as follows:

Series	Number of Warrant Shares Repriced	Pre-reduced Price	Post-reduced Price
Series C	313,750	$6.00	$4.00
Series D	312,500	$9.00	$4.00
Series F	292,500	$7.20	$4.00

The fair value relating to the modification of exercise prices on all of the repriced warrants was treated as deemed dividend on the statement of stockholders’ equity of $622,000.

A weighted average summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are included in the modification is as follows:

	Weighted Average Inputs
	Before Modification	After Modification
Exercise price	$8.32	$4.04
Contractual term (years)	3.34	3.34
Volatility (annual)	200%	200%
Risk-free rate	1.50%	1.50%
Dividend yield (per share)	0.00%	0.00%

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

On March 9, 2017, the Company issued 5,220 shares of stock in relation to the discretionary 2016 bonus awarded to our former Chief Operating Officer. The fair value of the common stock of $22,500 was recognized as stock-based compensation in general and administrative expenses. The issuance was based on the closing price or our common stock of $4.31 per share, on the day immediately preceding the date the 2016 bonus award was approved by the Board of Directors.

Consulting Arrangements

During the six months ended June 30, 2017, the Company issued 48,334 shares of common stock as part of consulting agreements. The fair value of the common stock of $205,000 was recognized as stock-based compensation in general and administrative expenses.

Note 10: STOCK-BASED COMPENSATION

The Company recorded $271,000 and $331,000 of stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively. The Company recorded $647,000 and $545,000 of stock-based compensation expense for the six months ended June 30, 2017 and 2016, respectively. Stock-based compensation expense is included in general and administrative expense on the condensed consolidated statements of operations.

At June 30, 2017, the total stock-based compensation cost related to unvested awards not yet recognized was $680,000. The expected weighted average period compensation costs to be recognized was 0.68 years.

Future option grants will impact the compensation expense recognized.

Note 11: SUBSEQUENT EVENT

On July 6, 2017, the Board of Directors of the Company approved the 2017 bonus program for Dr. Glynn Wilson, our Chief Executive Officer and President, and Mr. Michael J. Loiacono, our Chief Financial Officer, Treasurer and Secretary, as recommended by the Compensation Committee of the Board of Directors. Under such bonus program, Dr. Wilson and Mr. Loiacono are eligible for bonuses of up to $140,000 and $60,000, respectively, equaling up to 50% and 30%, of their respective base salaries.

The bonus amount of up to $140,000 to Dr. Wilson is to be allocated upon the achievement of the following objectives:

(i)	up to 40% of the bonus amount for meeting scientific, technical and clinical objectives;

(ii)	up to 20% of the bonus amount for financial performance and corporate objectives related to our raising capital; and

(iii)	up to 40% of the bonus amount designated to be discretionary as determined by the Board.

In order for Dr. Wilson to achieve his eligible bonus of $140,000, he would need 100% attainment in each of the above objectives.

The bonus amount of up to $60,000 to Mr. Loiacono is to be allocated upon the achievement of the following objectives:

(i)	up to 33.3% of the bonus amount for meeting corporate and operational objectives;

(ii)	up to 33.3% of the bonus amount for financial performance objectives including related to our raising capital; and

(iii)	up to 33.3% of the bonus amount designated to be discretionary as determined by the Board.

In order for Mr. Loiacono to achieve his eligible bonus of $60,000, he would need 100% attainment in each of the above objectives.

The bonuses will be paid in a combination of cash and common stock at the discretion of the Compensation Committee.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and six months ended June 30, 2017 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 14, 2017.

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer and metastatic disease. We are also developing a proprietary technology to improve the ability of the cellular immune system to recognize and destroy diseased cells. This DNA expression technology named PolyStart™ is in pre-clinical development.

Immuno-oncology has become the most rapidly growing sector in the pharmaceutical and biotech industry. The approval and success of checkpoint inhibitors, including Yervoy and Opdivo (Bristol Myers Squibb) and Keytruda (Merck & Co.), together with the development of CAR T-cell therapies (Juno Therapeutics, Kite Pharma), has provided much momentum in this sector. In addition, new evidence points to the increasing use of combination immunotherapies for the treatment of cancer. This has provided greater opportunities for the successful development of T-cell vaccines in combination with other approaches.

On May 23, 2017 the U.S. Food and Drug Administration (“FDA”) approved expanded use of Keytruda for immunotherapy. The FDA granted accelerated approval to a treatment for patients whose cancers have a specific genetic feature (biomarker). This is the first time the FDA has approved a cancer treatment based on a common biomarker rather than the location in the body where the tumor originated.

To enhance shareholder value and taking into account development timelines, we plan to advance our clinical programs by expanding our Folate Receptor Alpha program (TPIV200) for breast and ovarian cancers and our HER2/neu peptide antigen program (TPIV110) in Phase II clinical trials. In parallel, we plan to complete the pre-clinical development of our PolyStart™ technology as an integral component of a prime-boost vaccine methodology.

We believe the strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive Phase I data in both clinical programs in breast and ovarian cancers.

We continue to focus primarily on our Phase II triple-negative breast cancer trials using TPIV200 (which has achieved Fast Track and Orphan Drug Status) as well as planning for Phase II HER2/neu breast cancer trials.

We expect to continue to prosecute our PolyStart™ patent filings and develop new PolyStart™ constructs to facilitate collaborative efforts in our current clinical indications. We will also evaluate those indications where others have already indicated interest in combination therapies.

We believe that these fundamental programs and corporate activities have positioned our company to capitalize on the acceptance of immunotherapy as a leading therapeutic strategy in cancer and infectious disease.

We are continuously working on improving our product formulation and supply. TPIV200 and TPIV110 are both off-the-shelf, lyophilized products that only require reconstitution at the clinical site before injection. We believe our off-the-shelf product may provide a significant competitive advantage over autologous products that require preparation for each patient. We also believe the investments we have made in the formulation work for both very stable products will result in commercially viable products consistent with typically high pharmaceutical profit margins.

We believe the Phase I data produced for both TPIV200 and TPIV100 in collaboration with the Mayo Clinic are the driving force behind the high-value collaborations we have established and maintained with organizations such as Mayo Clinic, AstraZeneca, Memorial Sloan Kettering, and the U.S. Department of Defense. As we move forward into advanced Phase II studies, some of which incorporate collaborations with prestigious third-party organizations, we believe this represents further independent validation of the potential of our technology.

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

We have three active patent families that we are supporting:

1. Filed patents on the PolyStart™ expression vector (owned by TapImmune and filed in 2014: this IP covers the use with TAP). We announced the allowance of this patent in February 2016.

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

With respect to the broader market, a major driver and positive influence on our activities has been the emergence and general acceptance of the potential of a new generation of immunotherapies that promise to change the standard of care for cancer. The immunotherapy sector has been greatly stimulated by the approval of Provenge® for prostate cancer and Yervoy™ for metastatic melanoma, progression of the areas of checkpoint inhibitors and adoptive T-cell therapy, as well as multiple other approaches reaching Phase II and Phase III status.

We believe that through our combination of technologies, we are well positioned to be a leading player in this emerging market. It is important to note that many of the late-stage immunotherapies currently in development do not represent competition to our programs, but instead offer synergistic opportunities to partner our antigen-based immunotherapeutics, and PolyStart™ expression system. Thus, the use of naturally processed T-cell antigens discovered using samples derived from cancer patients plus our PolyStart™ expression technology to improve antigen presentation to T-cells could not only produce an effective cancer vaccine in its own right but also to enhance the efficacy of other immunotherapy approaches such as CAR-T and PD1 inhibitors for example.

Products and Technology in Development-Clinical

TPIV200

Phase I Human Clinical Trials – Folate Alpha Breast and Ovarian Cancers – Mayo Clinic

Folate Receptor Alpha is expressed in over 80% of triple-negative breast cancers and in over 90% of ovarian cancers, for which the only treatment options are surgery, radiation therapy, and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for these types of cancer and survival prognosis is extremely poor after recurrence. In the United States alone, there are approximately 30,000 ovarian cancer patients and 40,000 triple-negative breast cancer patients newly diagnosed every year.

A 24-patient Phase I clinical trial using TPIV200 was completed in 2015. The vaccine is well tolerated and safe and 20 out of 21 evaluable patients showed positive immune responses, which provided a strong rationale for progressing to Phase II trials. Good Manufacturing Practice (“GMP”) for Phase II trials resulted in a commercially viable formulation. On July 27, 2015, we exercised our option agreement with Mayo Clinic with the signing of a worldwide exclusive license agreement to commercialize the proprietary Folate Receptor Alpha Vaccine technology for all cancer indications. As part of this Agreement, the investigational new drug application (“IND”) for Folate Receptor Alpha (“TPIV200”) was transferred from Mayo Clinic to us for amendment to support our Phase II Clinical trials on our lead product.

On September 15, 2015, we announced that our collaborators at the Mayo Clinic had been awarded a grant of $13.3 million from the U.S. Department of Defense (“DOD”). This grant, commencing September 15, 2015, covers the costs for a 280-patient Phase II clinical trial of Folate Receptor Alpha vaccine in patients with triple-negative breast cancer. We are working closely with Mayo Clinic on this clinical trial by providing clinical and manufacturing expertise as well as providing GMP vaccines to supply the study. The vaccine formulation is suitable for multiple Phase II clinical programs in triple-negative breast and ovarian cancers in combination with other immunotherapeutics.

On December 9, 2015, we announced that we received Orphan Drug Designation from the U.S. Food & Drug Administration’s Office of Orphan Products Development (“OOPD”) for our cancer vaccine TPIV200 in the treatment of ovarian cancer. The TPIV200 ovarian cancer clinical program will now receive benefits including tax credits on clinical research and seven-year market exclusivity upon receiving marketing approval. TPIV200 is a multi-epitope peptide vaccine that targets Folate Receptor Alpha, which is overexpressed in multiple cancers.

On February 3, 2016, we announced that the U.S. Food & Drug Administration (“FDA”) has designated the investigation of TPIV200 with GM-CSF adjuvant for maintenance therapy in subjects with platinum-sensitive advanced ovarian cancer who achieved stable disease or partial response following completion of standard of care chemotherapy, as a Fast Track Development Program. A Phase II study in this indication was initiated at the end of 2016.

We are currently enrolling a Company-sponsored triple-negative breast cancer study at twelve clinical sites nation-wide. The study will enroll a total of 80 patients. It is open-label and designed to look at dosing regimens, immune responses, and efficacy.

An ovarian cancer study sponsored by Memorial Sloan Kettering Cancer Center in New York City in collaboration with AstraZeneca Pharmaceuticals was initiated in 2016. This study is currently enrolling platinum-resistant ovarian cancer patients and is designed to look at the effects of combination therapy with AstraZeneca’s checkpoint inhibitor durvalumab, which was recently licensed as IMFINZI™ for bladder cancer. The study will enroll up to 40 patients and is open label. We have no business relationship with AstraZeneca and we are paying for half of the clinical study, plus providing TPIV200 for the study.

TPIV 100/110

Phase I Human Clinical Trials – HER2/neu+ Breast Cancer – Mayo Clinic

A Phase I study using TPIV100 (the four-peptide product) was completed in 2015. Final safety analysis on all the patients treated is complete and the product was shown to be safe. In addition, 19 out of 20 evaluable patients showed robust T-cell immune responses to the antigens in the vaccine composition, providing a solid case for advancement to Phase II in 2017. An additional secondary endpoint incorporated into this Phase I Trial was a two-year follow on recording time to disease recurrence in the participating breast cancer patients. This data is being submitted for publication in a peer-reviewed journal.

For Phase I(b)/II studies, we plan to add a Class I peptide, licensed from the Mayo Clinic (April 16, 2012), to the four Class II peptides, producing TPIV110 (the five-peptide product). Management believes that the combination of Class I and Class II HER2/neu antigens, gives us the leading HER2/neu vaccine platform. We plan to amend the IND to incorporate the fifth peptide in the Phase I(b)/II study. Discussions with the FDA have resulted in a pre-clinical development project that should allow us to file the amended IND in 2017.

Products and Technology-Pre-clinical

PolyStart™

On February 7, 2017, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office of our patent application titled, “Chimeric nucleic acid molecules with non-AUG initiation sequences and uses thereof,” which represents our first patent on our PolyStart™ program. We anticipate additional patent filings in connection with our research and development in this area. We plan to develop PolyStart™ primarily as a ‘boost strategy’ to be used synergistically with our peptide-based vaccines for breast and ovarian cancers.

TapImmune’s Clinical Program Pipeline

Indication	Design	Preclin.	Phase 1	Phase 2	Sponsors/ Collaborators
Folate Receptor-α	TPIV200	Ovarian Cancer (platinum-resistant)	Combo with durvalumab (anti PD-L1)	Enrolling Phase 2			Memorial Sloan Kettering Cancer Center/ AstraZeneca
		Triple-Negative Breast Cancer	Dose & Boost Safety	Enrolling Phase 2			
		Ovarian Cancer (platinum-sensitive)	Time to progression	Enrolling Phase 2			
		Triple-Negative Breast Cancer	Time to progression	Phase 2-Ready			Mayo Clinic/ DOD Fully Funded
HER2/neu	TPIV110	Her2/neu Breast Cancer	Preparing Phase 1/2	IND update in 2017			
	TPIV100	DCIS Breast Cancer	Preparing Phase 2	Planned start in 2017			Mayo Clinic/ DOD Fully Funded

(Refer to the “Clinical Program Pipeline Status Updates” section below for latest updates on above clinical pipeline chart).

In addition to the exciting clinical developments, our peptide vaccine technology may be coupled with our recently developed in-house PolyStart™ nucleic acid-based technology, which is designed to make vaccines significantly more effective by producing four times the required peptides for the immune systems to recognize and act on.

Recent Developments and Updates

Completed GMP Manufacturing Scale Up and Second Clinical Lot of TPIV200; to Supply Additional Phase II Clinical Trials

We successfully completed a multi-gram production scale-up as well as GMP manufacturing of a second clinical lot of TPIV200. The vaccine supply will be used in the company’s ongoing Phase II study in platinum-sensitive ovarian cancer, as well as the planned 280-patient Phase II study sponsored by the Mayo Clinic and funded by the U.S. Department of Defense for treating triple-negative breast cancer. We also made various improvements to the vaccine manufacturing process, resulting in, what we believe to be, a superior formulation of the vaccine that is more amenable to large-scale manufacturing and commercialization.

Clinical Program Pipeline Status Updates

Enrolling Patients: Phase II TPIV200 Trial in Triple-Negative Breast Cancer

We have opened eleven clinical sites and have enrolled over 50% of the patients in a Phase II trial of our Folate Receptor Alpha cancer vaccine, TPIV200, in the treatment of triple-negative breast cancer, one of the most difficult cancers to treat, representing a clear unmet medical need. The open-label, 80-patient clinical trial is designed to evaluate dosing regimens, adjuvants, efficacy, and immune responses in women with triple-negative breast cancer. Key data from the trial is expected to be included in a future Biologics License Application submission to the FDA for marketing clearance. This trial is sponsored and conducted by TapImmune.

An independent Data Safety Monitoring Board (DSMB) reviews the safety every quarter in this ongoing Phase 2 study enrolling women with stage I-III triple-negative breast cancer who have completed initial surgery and chemo/radiation therapy. The randomized four-arm study is evaluating two doses of TPIV200 (a high dose and a low dose), each of which will be tested both with and without immune priming with cyclophosphamide prior to vaccination. The first planned safety review was performed when enrollment reached the 25% benchmark (20 out of 80 total patients), and showed no safety issues; the study has continued to enroll patients at multiple clinical sites. The study is expected to complete enrollment by year end 2017, with top-line data expected in early 2018. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02593227 and FRV-002.

Enrolling Patients: Phase II Trial at Memorial Sloan Kettering of TPIV200 in Platinum-Resistant Ovarian Cancer

A Phase II study of TPIV200 in ovarian cancer patients who are not responsive to platinum, a commonly used chemotherapy for ovarian cancer, sponsored by Memorial Sloan Kettering Cancer Center (“MSKCC”), and in collaboration with AstraZeneca and TapImmune, has begun enrollment for a 40-patient study. The open-label study is designed to evaluate a combination therapy which includes our TPIV200 T-cell vaccine and AstraZeneca’s checkpoint inhibitor, durvalumab. Because they are unresponsive to platinum, these patients have no real remaining options. If the combination therapy proves effective, we believe it would address a critical unmet need. TPIV200 has received Orphan Drug designation for use in the treatment of ovarian cancer. We successfully completed enrollment of the first safety cohort. This may enable MSKCC to increase the number of patients that can be enrolled and will subsequently increase the study’s enrollment rate. Currently more than 50% of patients have been enrolled. An interim analysis is planned in the fourth quarter of 2017. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02764333 and 16-011.

Enrolling Patients: Phase II TPIV200 Trial in Platinum-Sensitive Ovarian Cancer

We have opened four clinical sites (with at least another 10 sites anticipated to open during 2017) in a Phase II trial of TPIV200 for a 120-patient study on ovarian cancer patients who are responsive to platinum. We have received the FDA’s Fast Track designation to develop TPIV200 as a maintenance therapy in combination with platinum, in platinum-responsive ovarian cancer patients. This multi-center, double-blind efficacy study is sponsored and conducted by TapImmune. We expect to complete enrollment mid-2019. An interim analysis is planned based upon 50% patient enrollment, which we anticipate completing in the second half of 2018. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02978222 and FRV-004.

Patient Enrollment to Commence in 2017: Phase II Mayo Clinic-U.S. DOD Trial of TPIV200 in Triple-Negative Breast Cancer

We anticipate this Phase II study of TPIV200 in the treatment of triple-negative breast cancer, conducted by the Mayo Clinic and sponsored by the U.S. DOD, will begin to enroll patients in 2017. The anticipated 280-patient study will be led by Dr. Keith Knutson of the Mayo Clinic in Jacksonville, Florida. Dr. Knutson is the inventor of the technology and a member of the Scientific Advisory Board at TapImmune. While TapImmune is supplying doses of TPIV200 for the trial, and being reimbursed for the costs associated with manufacturing, the remaining costs associated with conducting this study will be funded by a $13.3 million grant made by the DOD to the Mayo Clinic.

Open IND with FDA for TPIV110 in 2017: Phase II Protocol Now in Preparation

We have enhanced the formulation of our second cancer vaccine product, TPIV110 (five peptide product), following very strong safety and immune responses from a Phase I Mayo Clinic study using TPIV100 (four peptide product). TPIV110 targets HER2/neu, which makes it applicable to breast, ovarian, and colorectal cancers. The enhanced TPIV product adds a fifth antigen which should produce an even more robust immune response activating both CD4+ and CD8+ T-cells. We have participated in a pre-Investigational New Drug (“pre-IND”) meeting with the FDA and are now in discussions with the FDA as to requirements for filing the amended IND containing the fifth peptide, which we expect to file later this year. The protocol for a Phase II trial of TPIV110 in the treatment of HER2/neu positive breast cancer patients is currently under review by our Clinical Advisory Board and collaborators.

Mayo Clinic to Vaccinate Women With Ductal Carcinoma In Situ (DCIS) Using TapImmune TPIV100 HER2-targeted T-Cell Vaccine

On March 14, 2017, we announced that our partners at the Mayo Clinic received a grant from the U.S. Department of Defense to conduct a Phase II study of our HER2-targeted vaccine candidate in an early form of breast cancer called DCIS. This is the second TapImmune vaccine to be tested in a fully funded Phase II study sponsored by the Mayo Clinic. If successful, TapImmune’s vaccine may eventually augment or even replace standard surgery and chemotherapy, and potentially could become part of a routine immunization schedule for preventing breast cancer in healthy women. The study is expected to enroll 40-45 women with DCIS and commence in 2017.

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

We recorded a net loss of $1,893,000 or ($0.22) basic and diluted per share during the three months ended June 30, 2017 compared to net income of $5,974,000 or $1.01 basic and $0.35 diluted per share during the three months ended June 30, 2016. The change period over period was due to the following changes in operating expenses and other income (expense):

Operating Expenses

Operating expenses incurred during the three months ended June 30, 2017 were $2,393,000 compared to $2,426,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•	Research and development expenses during the three months ended June 30, 2017 were $1,203,000 compared to $1,248,000 during the prior year period. The three months ended June 30, 2017 had increased expenses from prior period relating to our clinical trials. However, during the three months ended June 30, 2016, we incurred research expenses related to the Mayo Foundation license fee agreements which resulted in a decrease in total research and development expenses from prior year period.

•	General and administrative expenses increased to $1,191,000 during the three months ended June 30, 2017 from $1,177,000 during the prior year period. Increased expenses period over period were found in the following areas:

o	stock-based compensation for employees and outside consultants,

o	compensation expenses resulting from increased headcount,

o	investor relations expenses, and

o	NASDAQ and other public-related expenses.

During the three months ended June 30, 2016, we incurred higher expenses in the areas of legal, audit and other professional fees.

Other Income (Expense)

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the three months ended June 30, 2017 was $7,500 as compared to $8,237,000 for the three months ended June 30, 2016. On August 10, 2016, we amended the Series A and A-1, Series C and C-1, Series D and D-1 and Series E and E-1 warrants agreements issued by us in January and March 2015 to remove the clause that caused the warrants to be classified as warrant liabilities, and the variance period over period is due to that reason.

The fair value of the warrant liabilities decreased by $7,500 for the three months ended June 30, 2017 and is reflected by a corresponding gain in the condensed consolidated statement of operations. This compares to a decrease in the fair value of derivative liabilities for the three months ended June 30, 2016 of $8,237,000. We revalue the derivative liabilities at each balance sheet date to fair value. The fair value is determined using Black-Scholes valuation model using various assumptions. The two most significant changes in the assumptions were the difference in the strike price and the number of warrants with derivative liabilities. The change in fair value for the three months ended June 30, 2016 was primarily due to the difference in strike price at March 31, 2016 and June 30, 2016.

Debt extinguishment gain

In 2003 and further amended in 2008, we acquired a research license and option agreement from Crucell Holland B.V. for use of an adenovirus technology. We have not made use of the technology in our current work and have not asked for nor received any work product from Crucell. Crucell was acquired by Johnson and Johnson in 2010. As of December 31, 2016, we had accrued $493,000 as amounts owed under the amended agreement.

Upon further legal review and analysis of the agreement undertaken during the quarter, we concluded that the statute of limitations has run out on the obligation, and a legal opinion received by us confirms the amounts are not currently owed. As such, as of June 30, 2017, we were no longer obligated to make the payments under the agreement. Therefore, we recorded a debt extinguishment gain of $493,000 during the three months ended June 30, 2017.

Grant income

During the three months ended June 30, 2016, we received $231,000 of a grant awarded to Mayo Foundation from the US Department of Defense for the Phase II Clinical Trial of TPIV200. The grant compensated us for clinical supplies manufactured by us and provided for the clinical study.

Shares issued in debt settlement agreements

During the three-month period ended June 30, 2016, we incurred $70,000 loss in connection with shares issued to satisfy an outstanding debt agreement from previous years.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

We recorded a net loss of $4,313,000 or ($0.51) basic and diluted per share during the six months ended June 30, 2017 compared to net income of $1,224,000 or $0.21 basic and ($0.19) diluted per share during the six months ended June 30, 2016. The change period over period was due to the following changes in operating expenses and other expense:

Operating Expenses

Operating expenses incurred during the six months ended June 30, 2017 were $4,810,000 compared to $4,179,000 in the prior period. Significant changes in operating expenses are outlined as follows:

•	Research and development expenses during the six months ended June 30, 2017 were $2,192,000 compared to $2,234,000 during the prior year period. The six months ended June 30, 2017 had increases from prior period for planned expenses relating to our clinical trials. However, during the six months ended June 30, 2016, we incurred research expenses related to the Mayo Foundation license fee agreements which resulted in a decrease in total research and development expenses from prior year period.

•	General and administrative expenses increased to $2,618,000 during the six months ended June 30, 2017 from $1,945,000 during the prior year period. This was due to increased expenses relating to:

o	stock-based compensation for employees and outside consultants,

o	compensation expenses resulting from increased headcount,

o	investor relations expenses,

o	NASDAQ and other public-related expenses, and

o	increased legal, audit and other professional fees.

Other Income (Expense)

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the six months ended June 30, 2017 was $4,500 as compared to $5,241,000 for the six months ended June 30, 2016. On August 10, 2016, we amended the Series A and A-1, Series C and C-1, Series D and D-1 and Series E and E-1 warrants agreements issued by us in January and March 2015 to remove the clause that caused the warrants to be classified as warrant liabilities, and the variance period over period is due to that reason.

The fair value of the warrant liabilities decreased by $4,500 for the six months ended June 30, 2017 and is reflected by a corresponding loss in the condensed consolidated statement of operations. This compares to a decrease in the fair value of derivative liabilities for the six months ended June 30, 2016 of $5,241,000. We revalue the derivative liabilities at each balance sheet date to fair value. The fair value is determined using Black-Scholes valuation model using various assumptions. The two most significant changes in the assumptions were the difference in the strike price and the number of warrants with derivative liabilities. The change in fair value for the six months ended June 30, 2016 was primarily due to the difference in strike price at December 31, 2015 and June 30, 2016.

Debt extinguishment gain

In 2003 and further amended in 2008, we acquired a research license and option agreement from Crucell Holland B.V. for use of an adenovirus technology. We have not made use of the technology in our current work and have not asked for nor received any work product from Crucell. Crucell was acquired by Johnson and Johnson in 2010. As of December 31, 2016, we had accrued $493,000 as amounts owed under the amended agreement.

Upon further legal review and analysis of the agreement undertaken during the quarter ended June 30, 2017, we concluded that the statute of limitations has run out on the obligation, and a legal opinion received by us confirms the amounts are not currently owed. As such, as of June 30, 2017, we were no longer obligated to make the payments under the agreement. Therefore, we recorded a debt extinguishment gain of $493,000 during the six months ended June 30, 2017.

Grant income

During the six months ended June 30, 2016, we received $231,000 of a grant awarded to Mayo Foundation from the US Department of Defense for the Phase II Clinical Trial of TPIV200. The grant compensated us for clinical supplies manufactured by us and provided for the clinical study.

Shares issued in debt settlement agreements

During the six-month period ended June 30, 2016 we incurred $70,000 loss in connection with shares issued to satisfy an outstanding debt agreement from previous years.

Liquidity and Capital Resources

We have not generated any revenues since inception. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercises thereof.

The following table sets forth our cash and working capital as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Cash	$9,963,000	$7,851,000
Working capital	$8,566,000	$6,185,000

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(3,936,000)	$(2,784,000)
Financing activities	6,047,000	(25,000)

Net increase (decrease) in cash	$2,111,000	$(2,809,000)

Financings

June 2017 Private Placement Transaction

On June 26, 2017, we completed private placements of units with certain accredited investors. In the private placement transaction, we sold 1,503,567 shares of common stock for $3.97 per share and five-year warrants to purchase an equal number of shares of common stock, at an exercise price of $3.97 per share, for $0.125 per warrant, with one common share and one warrant being sold together as a unit for a total of $4.095 per unit. We issued and sold an aggregate of 1,503,567 million units for aggregate gross proceeds of $6.2 million. We incurred $0.8 million in agency fees and legal costs. In connection with the offering, we reduced the exercise price for the warrants to purchase an aggregate of 653,187 shares of common stock issued to investors in the private placement that closed in August 2016 from $6.00 per share to $3.97 per share.

In addition, we issued five-year warrants to the placement agent in the offering providing for the purchase of up to 150,357 shares of our common stock for $3.97 per share.

Pursuant to a Registration Rights Agreement to be entered into at the closing of the private placement offering, promptly, but no later than 90 calendar days after the closing of the offering, we are required to file a registration statement with the Securities and Exchange Commission registering for resale (a) the common stock issued in the offering; (b) the shares of common stock issuable upon the exercise of the private placement warrants; and (c) the shares of common stock issuable upon the exercise of the warrants issued to Katalyst Securities LLC, which acted as placement agent for the offering. We are required to use its commercially reasonable efforts to ensure that the Registration Statement is declared effective within 90 calendar days after filing with the Securities and Exchange Commission, on or before December 23, 2017.

In accordance with the registration rights agreements, should we fail to meet the above criteria, we are subject to pay the investors liquidated damages. The liquidated damages shall be a cash sum payment calculated at a rate of ten percent (10%) per annum of the aggregate purchase price for the registrable securities or aggregate amount upon exercise of the placement agent warrants.

In accordance with U.S. GAAP, a contingent obligation to make future payments must be recorded if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated. We have determined that should it be required to pay liquidated damages to the investors of the private placements, the aggregate contingent liability it would be required to record would be approximately $57,000 per month for each month it fails or is estimated to fail to meet the above criteria.

At the June 26, 2017 private placement closing, and on June 30, 2017, we concluded that it is not probable that it will be required to remit any payments to the investors for failing to obtain an effective registration statement or failing to maintain its effectiveness.

June 2017 Exercise and Repricing of Warrants Held by Existing Institutional Investors

On June 23, 2017, certain existing institutional shareholders of the Company who hold various outstanding warrants (i.e. C, D, E and F) to purchase Company common stock, entered into warrant repricing and exercise agreements.

Series E repriced and exercised warrants

Approximately 168,000 of Series E warrants were repriced from $15.00 per share to $3.97 per share and exercised immediately for gross proceeds of approximately $0.7 million. Series E warrants to purchase approximately 187,000 shares of Company common stock being reduced from $15.00 per share to $4.50 per share.

Series C, D & F repriced warrants

Additionally, the exercise prices for certain investors of Series C, Series D and Series F warrants were reduced as follows:

Series	Number of Warrant Shares Repriced	Pre-reduced Price	Post-reduced Price
Series C	313,750	$6.00	$4.00
Series D	312,500	$9.00	$4.00
Series F	292,500	$7.20	$4.00

The fair value relating to the modification of exercise prices on all of the repriced warrants was treated as deemed dividend on the statement of stockholders’ equity of $622,000.

June 2017 Agent Warrants

Pursuant to an agency agreement, dated May 12, 2017, by and between Katalyst Securities LLC and us, Katalyst agreed to act as our placement agent in connection with the June 26, 2017 private placement offering.

Pursuant to the agreement, we agreed to pay to Katalyst: (i) an aggregate cash fee for placement agent and financial advisory services equal to 10% of the gross proceeds of the Offering; (ii) a non-accountable expense allowance in the amount of Seventy Thousand Dollars ($70,000); and (iii) five-year warrants to purchase a number of shares of our common stock equal to 10% of the number of shares sold in the offering. The Katalyst Warrants have the same terms as the private placement warrants issued in the offering. Based on the 1,503,567 shares of common stock sold in the private placement, we issued five-year warrants to Katalyst providing for the purchase of up to 150,357 shares of Company common stock for $3.97 per share.

Previous Funding

Our previous funding has come from financings that we conducted in January and March of 2015, from the exercises of stock warrants. In our August 2016 private placement, we completed private placements of units with certain accredited investors. The units consisted of (i) one share of our common stock, par value $0.001 per share and (ii) one five-year warrant to purchase one share of our common stock for $6.00. We issued and sold an aggregate of 653,187 units at a purchase price per unit of $4.80 for an aggregate of $3,100,000. We incurred $0.8 million in agency fees and legal costs. In addition, we issued five-year warrants to the placement agent in the offering providing for the purchase of up to 65,327 shares of our common stock for $4.80 per share. In connection with the August 2016 private placement, holders of an aggregate of 583,333 outstanding Series C Warrants and 416,667 Series C-1 Warrants, each providing for the purchase of one share of our common stock for $6.00 per share, exercised their warrants for an aggregate exercise price of $6,000,000.

Future Capital Requirements

As of June 30, 2017, we had working capital of $8,566,000, compared to working capital of $6,185,000 as of December 31, 2016. We expect our expenses to continue at a similar pace during the remainder of 2017 and into 2018 primarily to fund our Phase II clinical trials. Our collaborators at Mayo Clinic recently announced a $3.8 million grant which will fully fund a Phase II trial in DCIS that we had planned for our HER2/neu vaccine.

Our capital requirements for 2017 and through and beyond 2018 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development collaborations with external partners. Subject to our ability to raise additional capital, we expect to incur substantial expenditures to further develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies and trials, as well as costs associated with our capital raising efforts and being a public company.

We believe our existing cash could fund our operations through the end of fiscal 2018. We will require additional substantial capital to conduct research and development, to fund nonclinical testing and Phase II clinical trials of our licensed, patented technologies, and to begin cultivating collaborative relationships for the Phase II and future Phase III clinical testing. Our plans could include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that would generate sufficient resources to ensure continuation of our operations and research and development programs.

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

The audit report prepared by our independent registered public accounting firm relating to our consolidated financial statements for the year ended December 31, 2016 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

For risk factors, see Item 1.A.-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 14, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Other than as set forth on Form 8-K filed with the SEC on June 26, 2017, we issued the following unrestricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On May 16, 2017, we issued 16,667 shares of common stock to Collision Capital, LLC pursuant to a vendor agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Amendment to Amended and Restated Bylaws	8-K	001-37939	3.1	7/11/17

4.1	Form of PIPE Warrant	8-K	001-37939	4.1	6/22/17

4.2	Form of Katalyst Warrant	8-K	001-37939	4.2	6/22/17

10.1	Form of Subscription Agreement	8-K	001-37939	10.1	6/22/17

10.2	Registration Rights Agreement	8-K	001-37939	10.2	6/22/17

10.3	Form of Warrant Exercise Agreement	8-K	001-37939	10.3	6/22/17

10.4	Agency Agreement	8-K	001-37939	10.4	6/22/17

10.5	Amendment to Placement Agency Agreement	8-K	001-37939	10.5	6/22/17

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer and Chief Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended					X

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.2	Certification of Chief Financial Officer and Chief Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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
Date: August 7, 2017