Form 10-Q
period 2017-09-30
TAPIMMUNE INC.
filed 2017-11-14
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended

September 30, 2017

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

Yes ☐ No ☒

As of November 1, 2017, the Company had 10,539,057 shares of common stock issued and outstanding.

__________

NOTE REGARDING REVERSE STOCK SPLIT

On September 13, 2016, we filed a Certificate of Change pursuant to NRS 78.209 with the Secretary of State of the State of Nevada to effect a reverse split of our common stock at a ratio of one for twelve, effective on September 16, 2016. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

PART I.          FINANCIAL INFORMATION

Item 1.             Financial Statements

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$7,607,735	$7,851,243
Prepaid expenses and deposits	96,530	70,149
Total current assets	7,704,265	7,921,392
Total assets	$7,704,265	$7,921,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,757,062	$1,224,940
Research agreement obligations	-	492,365
Warrant liability	6,000	14,500
Promissory note	5,000	5,000
Total current liabilities	1,768,062	1,736,805
Total liabilities	1,768,062	1,736,805

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized at September 30, 2017 and December 31, 2016, respectively
Series A, $0.001 par value, 1.25 million shares designated, 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Series B, $0.001 par value, 1.5 million shares designated, 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 41.7 million shares authorized, 10.5 million and 8.4 million shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	10,539	8,421
Additional paid-in capital	160,662,286	151,991,974
Accumulated deficit	(154,736,622)	(145,815,808)
Total stockholders' equity	5,936,203	6,184,587
Total liabilities and stockholders' equity	$7,704,265	$7,921,392

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$1,623,302	$1,109,332	$3,815,119	$3,343,248
General and administrative	2,549,272	1,612,305	5,167,582	3,557,701
Total operating expenses	4,172,574	2,721,637	8,982,701	6,900,949
Loss from operations	(4,172,574)	(2,721,637)	(8,982,701)	(6,900,949)
Other income (expense):
Change in fair value of warrant liabilities	4,000	684,000	8,500	5,925,000
Debt extinguishment gain	-	-	492,365	-
Grant income	183,064	-	183,064	231,200
Loss on debt settlement agreements	-	(65,325)	-	(135,640)
Other income	-	-	-	1,828
Net loss	$(3,985,510)	$(2,102,962)	$(8,298,772)	$(878,561)

Basic net loss per share	$(0.39)	$(0.29)	$(0.91)	$(0.14)
Diluted net loss per share	$(0.39)	$(0.29)	$(0.91)	$(0.54)

Weighted average number of common shares outstanding, basic	10,219,138	7,281,000	9,081,678	6,370,000
Weighted average number of common shares outstanding, diluted	10,219,138	7,281,000	9,081,678	6,935,000

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Par value	in Capital	Deficit	Equity
Balance, January 1, 2017	8,421,185	$8,421	$151,991,974	$(145,815,808)	$6,184,587
Common stock and warrants issued in private placement	1,503,567	1,504	6,188,499	-	6,190,003
Fees and legal costs relating to private placement	-	-	(781,660)	-	(781,660)
Exercise of warrants	167,926	168	666,498	-	666,666
Legal costs relating to exercise of warrants	-	-	(47,043)	-	(47,043)
Fair value of repriced warrants as inducement	-	-	622,042	(622,042)	-
Stock-based compensation	544,018	544	2,332,371	-	2,332,915
Repurchase of common stock to pay for employee withholding taxes	(97,639)	(98)	(310,395)	-	(310,493)
Net loss	-	-	-	(8,298,772)	(8,298,772)
Balance, September 30, 2017	10,539,057	$10,539	$160,662,286	$(154,736,622)	$5,936,203

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(8,298,772)	$(878,561)
Reconciliation of net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	(8,500)	(5,925,000)
Shares issued in debt settlement agreements	-	70,315
Stock-based compensation	2,332,915	1,309,109
Debt extinguishment gain	(492,365)	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(26,381)	(42,849)
Accounts payable and accrued expenses	532,122	710,720
Net cash used in operating activities	(5,960,981)	(4,756,266)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in private placement, net of offering costs	5,408,343	2,331,126
Proceeds from exercise of stock warrants, net of offering costs	619,623	5,483,349
Repayment of promissory note	-	(25,000)
Repayment of promissory note - related party	-	(23,000)
Repurchase of common stock to pay for employee withholding taxes	(310,493)	-
Net cash provided by financing activities	5,717,473	7,766,475
Net (decrease) increase in cash	(243,508)	3,010,209

Cash at beginning of period	7,851,243	6,576,564
Cash at end of period	$7,607,735	$9,586,773

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Supplemental schedule of non-cash financing activities:
Fair value of repriced warrants as inducement	$622,042	$-
Reclassification of accrued liability upon issuance of common shares relating to Dr. Glynn Wilson’s compensation	$-	$191,000
Fair value of issuance of series F and F-1 warrants as inducement in August 2016	$-	$5,352,000
Fair value of shares issued as inducement on August 10, 2016	$-	$4,500,000
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	$-	$15,465,000
Reclassification of Derivative Warrant Liabilities to Equity at Exercise Date	$-	$5,074,000

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The condensed consolidated balance sheet at September 30, 2017 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K filed on March 14, 2017.

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

As of September 30, 2017, the Company had cash of $7.6 million. The Company had net losses and negative cash flows from operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 and the interim periods within that annual period. Early adoption is permitted. The Company is evaluating the impact of adopting this standard on the consolidated financial statements and disclosures.

Compensation-Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period beginning after December 15, 2017 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements and disclosures, but does not expect it to have a significant impact.

Note 5: NET LOSS PER SHARE

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

The following table sets forth the computation of net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(3,985,510)	$(2,102,962)	$(8,298,772)	$(878,561)
Less: non-cash income from change in fair value of common stock warrants	-	-	-	2,856,000
Net loss - diluted	(3,985,510)	(2,102,962)	(8,298,772)	(3,734,561)

Denominator:
Weighted average common shares outstanding - basic	10,219,138	7,281,000	9,081,678	6,370,000
Dilutive effect of warrants, net	-	-	-	565,000
Weighted average common shares outstanding - diluted	10,219,138	7,281,000	9,081,678	6,935,000

Net loss per share data:
Basic	$(0.39)	$(0.29)	$(0.91)	$(0.14)
Diluted	$(0.39)	$(0.29)	$(0.91)	$(0.54)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	Nine Months Ended
	September 30,
	2017	2016
Common stock options	455,000	432,000
Common stock warrants - equity treatment	6,517,500	5,054,000
Common stock warrants - liability treatment	3,500	6,000
Potentially dilutive securities	6,976,000	5,492,000

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

As of December 31, 2016, the Company had accrued $0.5 million under the amended agreement.

Upon further third-party Netherlands legal review and analysis of the agreement undertaken during the year, it was concluded that based upon Dutch law, the statute of limitations has run out on the obligation, and a legal opinion received by the Company confirms the amounts are not currently owed. As such, as of September 30, 2017, the Company was no longer obligated to make the payments under the agreement and therefore, the Company recorded a debt extinguishment gain of $0.5 million and reduced the liability amount owed to $0 during the nine-month period ended September 30, 2017.

Note 7: WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy at September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
Stock price	$3.01	$3.88
Exercise price	$1.20	$1.20
Contractual term (years)	0.78	1.15
Volatility (annual)	63%	100%
Risk-free rate	1%	1%
Dividend yield (per share)	0%	0%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Warrant liability:

Fair value measured at September 30, 2017
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2017
Warrant liability	$-	$-	$6,000	$6,000

Fair value measured at December 31, 2016
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Warrant liability	$-	$-	$14,500	$14,500

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

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2017.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2017:

Warrant
Liability
Balance - December 31, 2016	$14,500
Change in fair value of warrant liability	(8,500)
Balance – September 30, 2017	$6,000

Note 8: Promissory note

At September 30, 2017 and December 31, 2016, the Company had an outstanding promissory note in the amount of $5,000. The promissory note outstanding and due at September 30, 2017 bears 10% annual interest.

Note 9: STOCKHOLDERS’ EQUITY

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

At the June 26, 2017 private placement closing, and on September 30, 2017, the Company concluded that it is not probable that it will be required to remit any payments to the investors for failing to obtain an effective registration statement or failing to maintain its effectiveness.

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

The fair value relating to the modification of exercise prices on the repriced warrants was treated as deemed dividend on the statement of stockholders’ equity of $0.6 million.

A weighted average summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are included in the modification is as follows:

	Before Modification	After Modification
Exercise price	$8.32	$4.04
Contractual term (years)	3.34	3.34
Volatility (annual)	200%	200%
Risk-free rate	2%	2%
Dividend yield (per share)	0%	0%

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

On September 22, 2017, the Company entered into an employment agreement with Peter Hoang, the Company’s Chief Executive Officer. As part of the agreement, the Company granted Mr. Hoang 250,000 shares of unregistered, fully vested restricted common stock. The Company recorded $0.8 million of stock-based compensation based on the fair value of the common stock at September 22, 2017. 70,289 shares of common stock, with a fair value of $0.2 million, were withheld (at the closing price of the Company's common stock on the NASDAQ Capital Market on September 22, 2017) to satisfy certain payroll liabilities, as applicable to the award.

On September 22, 2017, the Company entered into an amended employment agreement with Dr. Glynn Wilson, the Company’s continuing Chairman to serve as the Company’s Strategic Advisor. As part of the agreement, the Company granted Dr. Wilson 100,000 shares of unregistered, fully vested restricted common stock. The Company recorded $0.3 million of stock-based compensation based on the fair value of the common stock at September 22, 2017. 27,350 shares of common stock, with a fair value of $0.1 million, were withheld (at the closing price of the Company's common stock on the NASDAQ Capital Market on September 22, 2017) to satisfy certain payroll liabilities, as applicable to the award.

Consulting Arrangements

During the nine months ended September 30, 2017, the Company issued 0.1 million shares of common stock as part of consulting agreements. The fair value of the common stock of $0.4 million was recognized as stock-based compensation in general and administrative expenses.

Note 10: STOCK-BASED COMPENSATION

The Company recorded $1.7 million and $0.8 million of stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively. The Company recorded $2.3 million and $1.3 million of stock-based compensation expense for the nine months ended September 30, 2017 and 2016, respectively. Stock-based compensation expense is included in general and administrative expense on the condensed consolidated statements of operations.

At September 30, 2017, the total stock-based compensation cost related to unvested awards not yet recognized was $0.5 million. The expected weighted average period compensation costs to be recognized was 0.62 years.

Future option grants will impact the compensation expense recognized.

Note 11: GRANT INCOME

During the nine months ended September 30, 2017 and September 30, 2016, the Company received $0.2 million of a grant awarded to Mayo Foundation from the U.S. Department of Defense for the Phase II Clinical Trial of TPIV200. The grant compensated the Company for clinical supplies manufactured and provided by the Company for the clinical study.

Note 12: CONTINGENCIES AND COMMITMENTS

Employment Agreements

On September 22, 2017, the Company appointed Peter Hoang as the Company’s President and Chief Executive Officer. In connection with Mr. Hoang’s appointment, he entered into an employment agreement with the Company. The employment agreement provides that Mr. Hoang’s base salary will be $362,500 per year and he is eligible for an annual performance bonus of up to 50% of his base salary. In addition, on the first anniversary of the employment agreement, Mr. Hoang will be eligible to receive a grant of stock options to purchase the number of shares of common stock equal to one percent of the then-outstanding common stock of the Company. The term of the employment agreement is for three years and will be automatically extended for an additional 12 months unless terminated by Mr. Hoang or the Company.

On September 22, 2017, the Company entered into an amended employment agreement with Dr. Glynn Wilson, the Company’s Strategic Advisor. The amended employment agreement provides that Dr. Wilson’s base salary will be $205,000 per year and he is eligible for an annual performance bonus of up to 50% of his base salary. In addition, upon the first anniversary of the execution of amendment employment agreement, Dr. Wilson will be eligible to receive an additional grant of restricted common stock equal to $300,000. The term of the employment agreement is through December 31, 2018.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three and nine months ended September 30, 2017 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 14, 2017.

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer and metastatic disease. We are actively advancing our clinical programs by expanding our Folate Receptor Alpha program (TPIV200) for breast and ovarian cancers and our HER2/neu peptide antigen program (TPIV110) in Phase II clinical trials. In parallel, we are developing a proprietary DNA expression technology named PolyStart™ to improve the ability of the cellular immune system to recognize and destroy diseased cells. We plan to complete the pre-clinical development of our PolyStart™ vaccine and move it into the clinic as an integral component of a prime-boost vaccine methodology.

We are a leader in the development of novel immunotherapies for cancer, with multiple Phase 2 and Phase 1b/2 clinical studies currently ongoing for the treatment of ovarian and breast cancer. Our peptide- or nucleic acid-based immunotherapeutic products comprise multiple naturally processed epitopes (NPEs) designed to comprehensively stimulate a patient's killer T-cells and helper T-cells, and to restore or further augment antigen presentation by using proprietary nucleic acid-based expression systems. This unique approach can produce off-the-shelf T-cell vaccine candidates that elicit a broad-based T-cell response and can be given without respect to HLA type. Our technologies may be used as stand-alone medications or in combination with other treatment modalities.

Immuno-oncology has become the most rapidly growing sector in the pharmaceutical and biotech industry. The approval and success of checkpoint inhibitors, including ipilimumab and nivolumab (Yervoy® and Opdivo®, respectively, Bristol Myers Squibb), pembrolizumab (Keytruda®, Merck & Co.), avelumab (Bavencio®, EMD Serono), durvalumab (Imfinzi™, AstraZeneca), and atezolizumab (Tecentriq®, Genentech), together with the development and approval of CAR T-cell therapies sponsored by Novartis, Juno Therapeutics, and Kite Pharma, has provided much momentum in this sector. In addition, new evidence points to the increasing use of combination immunotherapies for the treatment of cancer. This has provided greater justification and opportunities for the successful development of T-cell vaccines in combination with other approaches.

On May 23, 2017, the U.S. Food and Drug Administration (“FDA”) approved expanded use of Keytruda for immunotherapy. The FDA granted accelerated approval to a treatment for patients whose cancers have a specific genetic feature (biomarker). This is the first time the FDA has approved a cancer treatment based on a common biomarker rather than the location in the body where the tumor originated.

We believe the strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program has now generated positive Phase I data using our two products in clinical programs in breast and ovarian cancers.

We continue to focus primarily on our Phase II triple-negative breast cancer trials using TPIV200 (which has achieved Fast Track and Orphan Drug Status), and are planning for the next Phase II HER2/neu breast cancer trial.

We expect to continue to prosecute our PolyStart™ patent filings and develop new PolyStart™ constructs to facilitate collaborative efforts in our current clinical indications. We will also evaluate those indications where others have already indicated interest in combination therapies.

We believe that these fundamental programs and corporate activities have positioned our company to capitalize on the acceptance of immunotherapy as a leading therapeutic strategy in cancer and infectious diseases.

We are continuously working on improving our product formulation and supply. TPIV200 and TPIV110 are both off-the-shelf, lyophilized products that only require reconstitution and mixing with GM-CSF at the clinical site before injection. We believe our off-the-shelf product may provide a significant competitive advantage over autologous products that require preparation for each patient. We also believe the investments we have made in the formulation work for both very stable products will result in commercially viable products consistent with typically high pharmaceutical profit margins.

The Phase I data produced for both TPIV200 and TPIV100 in collaboration with the Mayo Clinic are the driving force behind the high-value collaborations we have established and maintained with organizations such as Mayo Clinic, AstraZeneca, Memorial Sloan Kettering, and the U.S. Department of Defense. As we move forward into advanced Phase II studies, some of which incorporate collaborations with prestigious third-party organizations, we believe they will represent further independent validation of the potential of our technology.

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

2. Filed patents on HER2/neu Class II and Class I antigens: exclusive license from Mayo Foundation; and

3. Filed patents on Folate Receptor Alpha antigens: exclusive license from Mayo Foundation

While doing the studies on the path to successful product development takes time, we believe we have put together a team that can deliver the highest quality data in the least amount of time. The strength of our product pipeline and access to leading scientists and institutions gives us a unique opportunity to make a major contribution to global health care.

With respect to the broader market, a major driver and positive influence on our activities has been the emergence and general acceptance of the potential of a new generation of immunotherapies that promise to change the standard of care for cancer. The immunotherapy sector has been greatly stimulated by the approval of Provenge® for prostate cancer and Yervoy™ for metastatic melanoma, progression of the areas of immune checkpoint inhibitors and adoptive T-cell therapy, as well as multiple other approaches reaching Phase II and Phase III status.

We believe that through our combination of technologies, we are well positioned to be a leading player in this emerging market. It is important to note that many of the late-stage immunotherapies currently in development do not represent competition to our programs, but instead offer synergistic opportunities to partner our antigen-based immunotherapeutics and the PolyStart™ expression system. Thus, the use of naturally processed T-cell antigens discovered using samples derived from cancer patients, plus our PolyStart™ expression technology to improve antigen presentation to T-cells, could not only produce an effective cancer vaccine in its own right, but could also enhance the efficacy of other immunotherapy approaches such as CAR-T and checkpoint inhibitors.

Products and Technology in Development-Clinical

TPIV200

Phase I Human Clinical Trials – Folate Alpha Breast and Ovarian Cancers – Mayo Clinic

Folate Receptor Alpha is expressed in over 80% of triple-negative breast cancers and in over 90% of ovarian cancers, for which the only treatment options are surgery, radiation therapy, and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic option. Time to recurrence is relatively short for these types of cancer and survival prognosis is extremely poor after recurrence. In the United States alone, there are approximately 30,000 ovarian cancer patients and 40,000 triple-negative breast cancer patients newly diagnosed every year.

A 22-patient Phase I clinical trial using TPIV200 was completed in 2015. The vaccine is well tolerated and safe and 20 out of 21 evaluable patients showed positive immune responses, which provided a strong rationale for progressing to Phase II trials. Good Manufacturing Practice (“GMP”) for Phase II trials resulted in a commercially viable formulation. On July 27, 2015, we exercised our option agreement with Mayo Clinic with the signing of a worldwide exclusive license agreement to commercialize the proprietary Folate Receptor Alpha Vaccine technology for all cancer indications. As part of this Agreement, the investigational new drug application (“IND”) for Folate Receptor Alpha (“TPIV200”) was transferred from Mayo Clinic to us for amendment to support our Phase II Clinical trials on our lead product.

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

We are currently completing a Company-sponsored triple-negative breast cancer study at twelve clinical sites nation-wide. The study will enroll a total of 80 patients. It is open-label and designed to look at dosing regimens, immune responses, and efficacy.

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

Finally, a Company-sponsored Phase II study in platinum-sensitive ovarian cancer patients was recently initiated. This study is designed to evaluate TPIV200 with GM-CSF in a randomized, placebo-controlled fashion during the first maintenance period after primary surgery and chemotherapy. Patients at this stage of their treatment have the highest potential for an immunotherapeutic effect and no other approved treatment options. The study will enroll up to 120 patients over the next year and a half, with an interim analysis planned in the first quarter of 2019.

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

Clinical Program Pipeline Status Updates

Enrolling Patients: Phase II TPIV200 Trial in Triple-Negative Breast Cancer

We have enrolled over 90% of the patients in a Phase II trial of our Folate Receptor Alpha cancer vaccine, TPIV200, in the treatment of triple-negative breast cancer, one of the most difficult cancers to treat, representing a clear unmet medical need. The open-label, 80-patient clinical trial is designed to evaluate dosing regimens, adjuvants, efficacy, and immune responses in women with triple-negative breast cancer. Key data from the trial is expected to be included in a future Biologics License Application submission to the FDA for marketing clearance. This trial is sponsored and conducted by TapImmune.

An independent Data Safety Monitoring Board (DSMB) reviews the safety every quarter in this ongoing Phase 2 study enrolling women with stage I-III triple-negative breast cancer who have completed initial surgery and chemo/radiation therapy. The randomized four-arm study is evaluating two doses of TPIV200 (a high dose and a low dose), each of which will be tested both with and without immune priming with cyclophosphamide prior to vaccination. Safety reviews are conducted quarterly and have showed no safety issues; the study has continued to enroll patients at multiple clinical sites. The study is expected to complete enrollment by year end 2017, with top-line data expected in early 2018. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02593227 and FRV-002.

Enrolling Patients: Phase II TPIV200 Trial in Platinum-Sensitive Ovarian Cancer

We have opened six clinical sites (with another eight sites anticipated to open during the remainder of 2017 and early 2018) and have enrolled the first six patients in a Phase II trial of TPIV200 for a 120-patient study on ovarian cancer patients who are responsive to platinum. We have received the FDA’s Fast Track designation to develop TPIV200 as a maintenance therapy in combination with platinum, in platinum-responsive ovarian cancer patients, including women with Stage III and IV ovarian cancer who are in remission following their first round of successful platinum-based chemotherapy. This multi-center, double-blind efficacy study is sponsored and conducted by TapImmune. We expect to complete enrollment mid-2019. An interim analysis is planned based upon 50% patient enrollment, which we anticipate completing in the first half of 2019. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02978222 and FRV-004.

Enrolling Patients: Phase II Mayo Clinic-U.S. DOD Trial of TPIV200 in Triple-Negative Breast Cancer

We have begun enrolling patients in this Phase II study of TPIV200 in the treatment of triple-negative breast cancer, conducted by the Mayo Clinic and sponsored by the U.S. DOD. The 280-patient study is led by Dr. Keith Knutson of the Mayo Clinic in Jacksonville, Florida. Dr. Knutson is the inventor of the technology and a member of the Scientific Advisory Board at TapImmune. While we are supplying doses of TPIV200 for the trial and being reimbursed for the costs associated with manufacturing, the remaining costs associated with conducting this study will be funded by a $13.3 million grant made by the DOD to the Mayo Clinic.

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

Open IND with FDA for TPIV110 in 2017: Phase II Protocol Now in Preparation

We have enhanced the formulation of our second cancer vaccine product, TPIV110 (the five-peptide product), following very strong safety and immune responses from a Phase I Mayo Clinic study using TPIV100 (the four-peptide product). TPIV110 targets HER2/neu, which makes it applicable to breast, ovarian, and colorectal cancers. The enhanced TPIV product adds a fifth antigen which should produce an even more robust immune response activating both CD4+ and CD8+ T-cells. We have participated in a pre-Investigational New Drug (“pre-IND”) meeting with the FDA and will file the amended IND containing the fifth peptide later this year. The protocol for a Phase II trial of TPIV110 in the treatment of HER2/neu positive breast cancer patients is currently under review by our Clinical Advisory Board and collaborators.

Mayo Clinic to Vaccinate Women With Ductal Carcinoma In Situ (DCIS) Using TapImmune TPIV100 HER2-targeted T-Cell Vaccine

On March 14, 2017, we announced that our partners at the Mayo Clinic received a grant from the U.S. Department of Defense to conduct a Phase II study of our HER2-targeted vaccine candidate in an early form of breast cancer called DCIS. This is the second TapImmune vaccine to be tested in a fully funded Phase II study sponsored by the Mayo Clinic. Our collaborators at Mayo Clinic announced a $3.8 million grant which we believe would fully fund this Phase II trial. If the study is successful, our vaccine may eventually augment or even replace standard surgery and chemotherapy, and potentially could become part of a routine immunization schedule for preventing breast cancer in healthy women. The study is expected to enroll 40-45 women with DCIS and begin to commence such enrollment during the remainder of 2017.

Addition of Executive Officers

On September 22, 2017, we announced that Peter Hoang was appointed as our President and Chief Executive Officer and entered into an employment agreement with us. Concurrent with such appointment, we amended the employment agreement of Dr. Wilson for Dr. Wilson to relinquish the office of Chief Executive Officer and serve as Strategic Advisor and to remain as Chairman of our Board of Directors.

On September 22, 2017, we announced that Dr. Glynn Wilson was appointed as our Strategic Advisor and we entered into an amended employment agreement with him.

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

We recorded a net loss of $4.0 million or ($0.39) basic and diluted per share during the three months ended September 30, 2017 compared to a net loss of $2.1 million or (0.29) basic and diluted per share during the three months ended September 30, 2016. The change period over period was due to the following changes in operating expenses and other income (expense):

Operating Expenses

Operating expenses incurred during the three months ended September 30, 2017 were $4.2 million compared to $2.7 million in the prior period. Significant changes in operating expenses are outlined as follows:

•	Research and development expenses during the three months ended September 30, 2017 were $1.6 million compared to $1.1 million during the prior year period. The three months ended September 30, 2017 had increased expenses from prior period relating to our clinical trials.

•	General and administrative expenses increased to $2.5 million during the three months ended September 30, 2017 from $1.6 million during the prior year period. The increased expenses period over period were attributable to the following:

o	stock-based compensation relating to stock grants pursuant to Peter Hoang’s and Glynn Wilson’s employment agreements,

o	stock-based compensation for employees and outside consultants,

o	compensation expenses resulting from increased headcount,

o	legal, audit and other professional fees,

o	investor relations expenses, and

o	expenses relating to our shareholder meeting.

Other Income (Expense)

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the three months ended September 30, 2017 was $4,000 as compared to $0.7 million for the three months ended September 30, 2016. On August 10, 2016, we amended the Series A and A-1, Series C and C-1, Series D and D-1 and Series E and E-1 warrants agreements issued by us in January and March 2015 to remove the clause that caused the warrants to be classified as warrant liabilities, and the variance period over period is due to that reason.

The fair value of the warrant liabilities decreased by $4,000 for the three months ended September 30, 2017 and is reflected by a corresponding gain in the condensed consolidated statement of operations. This compares to a decrease in the fair value of derivative liabilities for the three months ended September 30, 2016 of $0.7 million. We revalue the derivative liabilities at each balance sheet date to fair value. The fair value is determined using Black-Scholes valuation model using various assumptions. The two most significant changes in the assumptions were the difference in the strike price and the number of warrants with derivative liabilities. The change in fair value for the three months ended September 30, 2016 was primarily due to the difference in strike price at June 30, 2016 and September 30, 2016.

Grant income

During the three months ended September 30, 2017, we received $0.2 million of a grant awarded to Mayo Foundation from the U.S. Department of Defense for the Phase II Clinical Trial of TPIV200. The grant compensated us for our out-of-pocket costs associated with clinical supplies which were manufactured and provided by us for the clinical study.

Shares issued in debt settlement agreements

During the three-month period ended September 30, 2016, we incurred $0.1 million loss in connection with shares issued to satisfy an outstanding debt agreement from previous years.

Nine months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

We recorded a net loss of $8.3 million or ($0.91) basic and diluted per share during the nine months ended September 30, 2017 compared to a net loss of $0.9 million or ($0.14) basic and ($0.54) diluted per share during the nine months ended September 30, 2016. The change period over period was due to the following changes in operating expenses and other expense:

Operating Expenses

Operating expenses incurred during the nine months ended September 30, 2017 were $9.0 million compared to $6.9 million in the prior period. Significant changes in operating expenses are outlined as follows:

•	Research and development expenses during the nine months ended September 30, 2017 were $3.8 million compared to $3.3 million during the prior year period. The nine months ended September 30, 2017 had increases from prior period for planned expenses relating to our clinical trials.

•	General and administrative expenses increased to $5.2 million during the nine months ended September 30, 2017 from $3.6 million during the prior year period. The increased expenses period over period were attributable to the following:

o	stock-based compensation relating to stock grants pursuant to Peter Hoang’s and Glynn Wilson’s employment agreements,

o	stock-based compensation for employees and outside consultants,

o	compensation expenses resulting from increased headcount,

o	legal, audit and other professional fees,

o	investor relations expenses, and

o	expenses relating to our shareholder meeting.

Other Income (Expense)

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the nine months ended September 30, 2017 was $8,500 as compared to $5.9 million for the nine months ended September 30, 2016. On August 10, 2016, we amended the Series A and A-1, Series C and C-1, Series D and D-1 and Series E and E-1 warrants agreements issued by us in January and March 2015 to remove the clause that caused the warrants to be classified as warrant liabilities, and the variance period over period is due to that reason.

The fair value of the warrant liabilities decreased by $8,500 for the nine months ended September 30, 2017 and is reflected by a corresponding loss in the condensed consolidated statement of operations. This compares to a decrease in the fair value of derivative liabilities for the nine months ended September 30, 2016 of $5.9 million. We revalue the derivative liabilities at each balance sheet date to fair value. The fair value is determined using Black-Scholes valuation model using various assumptions. The two most significant changes in the assumptions were the difference in the strike price and the number of warrants with derivative liabilities. The change in fair value for the nine months ended September 30, 2016 was primarily due to the difference in strike price at December 31, 2015 and September 30, 2016.

Debt extinguishment gain

In 2003 and further amended in 2008, we acquired a research license and option agreement from Crucell Holland B.V. for use of an adenovirus technology. We have not made use of the technology in our current work and have not asked for nor received any work product from Crucell. Crucell was acquired by Johnson and Johnson in 2010. As of December 31, 2016, we had accrued $0.5 million as amounts owed under the amended agreement.

Upon further third-party Netherlands legal review and analysis of the agreement undertaken during the nine months ended September 30, 2017, it was concluded that the statute of limitations has run out on the obligation, and a legal opinion received by us confirms the amounts are not currently owed. As such, as of September 30, 2017, we were no longer obligated to make the payments under the agreement. Therefore, we recorded a debt extinguishment gain of $0.5 million during the nine months ended September 30, 2017.

Grant income

During the nine months ended September 30, 2017 and September 30, 2016, we received $0.2 million of a grant awarded to Mayo Foundation from the U.S. Department of Defense for the Phase II Clinical Trial of TPIV200. The grant compensated us for our out-of-pocket costs associated with clinical supplies which were manufactured and provided by us for the clinical study.

Shares issued in debt settlement agreements

During the nine-month period ended September 30, 2016 we incurred $0.1 million loss in connection with shares issued to satisfy outstanding debt agreements from previous years.

Liquidity and Capital Resources

We have not generated any revenues since inception. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercises thereof.

The following table sets forth our cash and working capital as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Cash	$7,608,000	$7,851,000
Working capital	$5,936,000	$6,185,000

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$(5,961,000)	$(4,756,000)
Financing activities	5,717,000	7,766,000

Net increase (decrease) in cash	$(244,000)	$3,010,000

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

At the June 26, 2017 private placement closing, on June 30, 2017 and on September 30, 2017, we concluded that it is not probable that it will be required to remit any payments to the investors for failing to obtain an effective registration statement or failing to maintain its effectiveness.

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

The fair value relating to the modification of exercise prices on the repriced warrants was treated as deemed dividend on the statement of stockholders’ equity of $0.6 million.

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

Previous Funding

Our previous funding has come from financings that we conducted in January and March of 2015, from the exercises of stock warrants. In our August 2016 private placement, we completed private placements of units with certain accredited investors. The units consisted of (i) one share of our common stock, par value $0.001 per share and (ii) one five-year warrant to purchase one share of our common stock for $6.00. We issued and sold an aggregate of 653,187 units at a purchase price per unit of $4.80 for an aggregate of $3.1 million. We incurred $0.8 million in agency fees and legal costs. In addition, we issued five-year warrants to the placement agent in the offering providing for the purchase of up to 65,327 shares of our common stock for $4.80 per share. In connection with the August 2016 private placement, holders of an aggregate of 583,333 outstanding Series C Warrants and 416,667 Series C-1 Warrants, each providing for the purchase of one share of our common stock for $6.00 per share, exercised their warrants for an aggregate exercise price of $6.0 million.

Future Capital Requirements

As of September 30, 2017, we had working capital of $6.0 million, compared to working capital of $6.2 million as of December 31, 2016. We expect our expenses to continue at a similar pace during the remainder of 2017 and into 2018 primarily to continue funding our in-process Phase II clinical trials. Two of our clinical studies are expected to be funded by a total of $17.1 million of grants made by the DOD to the Mayo Clinic. Our collaborators at Mayo Clinic announced a $3.8 million grant which we expect would fully fund a Phase II clinical trial in DCIS that we had planned for our HER2/neu vaccine.

Our capital requirements for 2017 and through and beyond 2018 will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development collaborations with external partners as well as other strategic initiatives we may determine to pursue. Subject to our ability to raise additional capital, we expect to incur substantial expenditures to further develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies and trials, as well as costs associated with our capital raising efforts and being a public company.

We believe our existing cash will fund our operations into the third quarter of fiscal 2018. We will require substantial additional capital to conduct research and development, to fund nonclinical testing and Phase II clinical trials of our licensed, patented technologies, and to begin cultivating collaborative relationships for the Phase II and future Phase III clinical testing. Our plans could include seeking both equity and debt financing, alliances or other partnership agreements with entities interested in our technologies, or other business transactions that could generate sufficient resources to ensure continuation of our operations and research and development programs.

We expect to continue to seek additional funding for our operations. Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned clinical testing and research and development activities, which could harm our business. The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those holders of our common stock and could contain covenants that could restrict our operations. We also will require additional capital beyond our currently forecasted amounts.

Because of the numerous risks and uncertainties associated with research, development and commercialization of our product candidates, we are unable to estimate the exact amounts of our future working capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting pre-clinical and clinical trials including the research and development expenditures we expect to make in connection with our license agreements with Mayo Foundation;

•	strategic transactions we may undertake;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	our ability to maintain current research and development licensing agreements and to establish new strategic partnerships and collaborations, licensing or other arrangements and the financial terms of such agreements;

•	our ability to achieve our milestones under our licensing arrangements and the payment obligations we may have under such agreements;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, our future products, if any.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 15, 2017, we issued 15,000 shares of common stock to Omnicor Media pursuant to a vendor agreement.

On August 29, 2017, we issued 13,115 shares of common stock to each of our non-employee directors: Sherry Grisewood, Frederick Wasserman, Mark Reddish, David Laskow-Pooley and Joshua Silverman pursuant to our Board compensation plan.

On September 22, 2017, we issued 250,000 shares of common stock to Peter L. Hoang pursuant to an employment agreement. 70,289 shares of common stock were withheld to satisfy certain payroll liabilities applicable to the award.

On September 22, 2017, we issued 100,000 shares of common stock to Glynn Wilson pursuant to an employment agreement. 27,350 shares of common stock were withheld to satisfy certain payroll liabilities applicable to the award.

On September 25, 2017, we issued 15,000 shares of common stock to Omnicor Media pursuant to a vendor agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
3.1	Amendment to Amended and Restated Bylaws of TapImmune Inc.	8-K	001-37939	3.1	7/11/17
10.1*	2014 Omnibus Stock Ownership Plan, as amended through August 29, 2017	8-K	001-37939	10.1	9/5/17
10.2*	Employment Agreement of Peter Hoang	8-K	001-37939	10.1	9/25/17
10.3*	Amendment No. 2 to Employment Agreement of Glynn Wilson	8-K	001-37939	10.2	9/25/17
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X
31.2	Certification of Chief Financial Officer and Chief Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended					X
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X
32.2	Certification of Chief Financial Officer and Chief Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit 101

101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Extension Schema Document
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

__________

*Executive management contract or compensatory plan or arrangement.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of November 2017.

TAPIMMUNE INC.

/s/ Peter Hoang
Peter Hoang
President and Chief Executive Officer and Principal Executive Officer

/s/ Michael J. Loiacono
Michael J. Loiacono
Chief Financial Officer and Principal Accounting Officer

