Form 10-K
period 2017-12-31
TAPIMMUNE INC.
filed 2018-03-23
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

TAPIMMUNE INC.

(Exact name of registrant as specified in its charter)

Nevada	001-37939	45-4497941
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

5 W. Forsyth Street, Suite 200 Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

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

Emerging growth company ☐

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $30,500,000 computed by reference to the price per share ($3.88) at which the registrant’s common equity was last sold, as of June 30, 2017 (the last day of the registrant’s most recently completed second fiscal quarter).

The registrant had 10,626,140 shares of common stock outstanding as of March 16, 2018.

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

PART I

ITEM 1. BUSINESS

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer and metastatic disease. We are actively advancing our clinical programs by expanding our Folate Receptor Alpha program (TPIV200) for breast and ovarian cancers and our HER2/neu+ peptide antigen program (TPIV100/110) in Phase II clinical trials. In parallel, we are developing a proprietary DNA expression technology named PolyStart™ to improve the ability of the cellular immune system to recognize and destroy diseased cells. We plan to complete the pre-clinical development of our PolyStart™ vaccine and move it into the clinic as an integral component of a prime-boost vaccine methodology.

Our Cancer Vaccines

In contrast to standard therapies for cancer treatment including surgery, radiation therapy and chemotherapy that imprecisely target cancer cells and normal cells, we are developing vaccines that precisely target candidate breast cancer(s), colorectal cancer(s), ovarian cancer(s) and non-small cell lung cancer(s). We are currently developing three core technology platforms:

1) an exclusively licensed peptide-based vaccine compositions and methods of use for the treatment of HER2/neu+ breast cancer that overexpresses Human Epidermal Growth Factor Receptor 2 (HER2/neu+) (TPIV100/110),

(2) an exclusively licensed peptide-based vaccine compositions and methods of use for treating breast and ovarian cancers that overexpress Folate Receptor Alpha (TPIV200), and

(3) a wholly-owned DNA nucleic acid-based vaccine compositions and methods of use technology (PolyStart™) for treatment of various cancers or infectious disease.

To enhance stockholder value and taking into account development timelines, we plan to focus on advancing our clinical programs including our Folate Receptor Alpha peptide antigen program for breast and ovarian cancer and our HER2/neu+ peptide antigen program into Phase II clinical trials. In parallel, we plan to complete the preclinical development of our PolyStart™ technology as an integral component of our prime-and-boost vaccine methodology. The use of naturally processed T-cell antigens discovered using samples derived from cancer patients plus our PolyStart™ expression technology to improve antigen presentation to T-cells could not only produce an effective cancer vaccine in its own right but also to enhance the efficacy of other immunotherapy approaches such as CAR-T and PD1 inhibitors for example.

Products and Technology in Development

Product/ Candidate	Description	Application	Status

TPIV100/110 HER2/neu+ Breast Cancer Vaccine	Peptide Vaccine	Treatment of HER2/neu+ Breast Cancer	Phase I trial completed Phase I(b) trial to start in 2018 Phase I/II to start in 2018(TPIV110)

TPIV200 Folate Receptor Alpha Vaccine	Peptide Vaccine	Treatment of Folate Alpha/Triple-Negative Breast and Ovarian Cancer	Phase I trial completed Multiple Phase II trials started in 2016 and 2017

PolyStart™	Nucleic acid expression technology	Broad Application to “Prime”- and- “Boost”	Preclinical

CLINICAL

For perspective, we note that clinical trials to support new drug applications are typically conducted in three sequential phases, although the phases may overlap. During Phase I, there is an initial introduction of the therapeutic candidate into healthy human subjects or patients. For an immunotherapeutic vaccine in particular, Phase I studies are generally conducted in cancer patients that have previously received one or another current standard of care and include the measurement of cellular immune responses. Phase II usually involves studies in a more focused patient population in order to carefully assess clinical activity of the drug in specific targeted indications, dosage tolerance (i.e., dose escalation) and optimal dosage, while continuing to identify possible adverse effects and safety risks. If the therapeutic candidate is found to be potentially effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further demonstrate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical trial sites.

Human Clinical Trials – HER2/neu+ Breast Cancer – Mayo Foundation

On June 1, 2010, we signed an exclusive licensing option agreement with the Mayo Foundation for Medical Education and Research (“Mayo Foundation”), Rochester, Minnesota for clinical development of a new HER2/neu+ breast cancer vaccine technology. An Investigational New Drug (“IND”) application for Phase I human clinical trial on the HER2/neu+ cancer vaccine in collaboration with the Mayo Foundation was allowed by the Food and Drug Administration (“FDA”) in July 2011 and the Mayo Institutional Review Board approved the trial on May 4, 2012. Patients had histologically confirmed Stage II-III HER2/neu+ breast cancer and had completed systematic therapy at least 90 days prior to treatment and were without evidence of disease. Patient dosing has been completed and final safety analysis on all the patients treated has been completed. The vaccine, comprising four class II peptides, was well tolerated with mild adverse effects. In addition, 19 out of 20 evaluable patients showed robust T-cell immune responses to the antigens in the vaccine composition (Source: The Journal of Immunology: January 1, 2013 190:479-488). These results provided the rationale for advancement into Phase II. An additional secondary endpoint incorporated into this Phase I Trial was a two-year follow on recording time to disease recurrence in the participating breast cancer patients. A second trial is being started in 2018 that uses a novel vaccine strategy in patients with DCIS to eliminate disease and protect from recurrence.

For Phase I(b)/II studies, we plan to add a Class I peptide, licensed from the Mayo Clinic (April 16, 2012), to the four Class II peptides. Management believes that the combination of Class I and Class II HER2/neu+ antigens gives us the leading HER2/neu+ vaccine platform. As the Folate Receptor Alpha vaccine is our lead product, our plans are now initiating formulation studies to progress the HER2/neu+ vaccine towards a Phase II Clinical Trial in 2018.

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

We have completed a 21-patient Phase I clinical trial for the Folate Receptor Alpha Vaccine. Twenty-one patients with breast or ovarian cancer, who had undergone standard surgery and adjuvant treatment, were treated with one cycle of cyclophosphamide (given days 1-7 and 15-22 of 28). Following this, patients were vaccinated intradermally at three sites with a mixture of the five class II FRa peptides on day one of a 28-day cycle for a maximum of six vaccination cycles. The vaccine was well-tolerated and safe and 20 out of 21 evaluable patients showed positive immune responses, providing a strong rationale for progressing to Phase II trials. Further, the data showed that 16 out of 16 patients in the observation stage still showed immune responses (Source: Data published in Journal of Clinical Oncology at ASCO in Chicago May 2015). We have developed a commercial quality lyophilized formulation of the vaccine in a single vial for reconstitution and injection. Good Manufacturing Practice (“GMP”) manufacturing of initial batch for initial Phase II trials has been completed.

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

On September 15, 2015, we announced that our collaborators at the Mayo Foundation had been awarded a grant of $13.3 million from the U.S. Department of Defense. This grant, commencing September 15, 2015, will cover the costs for a 280-patient Phase II Clinical Trial of Folate Receptor Alpha Vaccine in patients with triple-negative breast cancer. We will work closely with Mayo Foundation on this clinical trial by providing clinical and manufacturing expertise as well as providing GMP vaccine formulations. These vaccine formulations are being developed for multiple Phase II clinical programs in triple-negative breast and ovarian cancer in combination with other immunotherapeutics. This Phase II study of TPIV200 in the treatment of triple-negative breast cancer began enrolling patients in late 2017.

On December 9, 2015, we announced that we received Orphan Drug Designation from the U.S. Food & Drug Administration’s Office of Orphan Products Development (“OOPD”) for our cancer vaccine TPIV200 in the treatment of ovarian cancer. The TPIV200 ovarian cancer clinical program will now receive benefits including tax credits on clinical research and seven-year market exclusivity upon receiving marketing approval. TPIV200 is a multi-epitope peptide vaccine that targets Folate Receptor Alpha which is overexpressed in multiple cancers including over 90% of ovarian cancer cells.

On February 3, 2016, we announced that the U.S. FDA designated the investigation of multiple-epitope Folate Receptor Alpha Peptide Vaccine (TPIV200) with GM-CSF adjuvant for maintenance therapy in subjects with platinum-sensitive advanced ovarian cancer who achieved stable disease or partial response following completion of standard-of-care chemotherapy, as a Fast Track Development Program. We began enrolling a Phase II study in this indication in 2017.

We have opened multiple clinical sites and have completed enrollment of patients in a Phase II trial of our Folate Receptor Alpha cancer vaccine, TPIV200, in the treatment of triple-negative breast cancer, one of the most difficult-to-treat cancers representing a clear unmet medical need. The open-label, 80-patient clinical trial is designed to evaluate dosing regimens, efficacy, and immune responses in women with triple-negative breast cancer. Key data from the trial is expected to be included in a future New Drug Application submission to the FDA for marketing clearance. This trial is sponsored and conducted by TapImmune.

On April 21, 2016, we announced our participation in an ovarian cancer study sponsored by Memorial Sloan Kettering Cancer Center in New York City in collaboration with AstraZeneca Pharmaceuticals in ovarian cancer patients who are not responsive to platinum, a commonly used chemotherapy for ovarian cancer. This study, a Phase II study of TPIV200 is currently enrolling ovarian cancer patients and is designed to look at the effects of combination therapy with AstraZeneca’s checkpoint inhibitor durvalumab. The study will enroll 40 patients and is open-label. Because they are unresponsive to platinum, these patients have no real options left. If the combination therapy proves effective, we believe it would address a critical unmet need. TPIV200 has received Orphan Drug designation for use in the treatment of ovarian cancer. Although we have no business relationship with AstraZeneca, we are paying for one-half of the costs of the clinical study in addition to providing our TPIV200 for the study.

A Company-sponsored Phase II study in platinum-sensitive ovarian cancer patients was initiated in 2017. This study is designed to evaluate TPIV200 with GM-CSF in a randomized, placebo-controlled fashion during the first maintenance period after primary surgery and chemotherapy. Patients at this stage of their treatment have the highest potential for an immunotherapeutic effect and no other approved treatment options. The study will enroll up to 120 patients over the next year and a half, with an interim analysis planned in the first quarter of 2019.

PRECLINICAL

PolyStart™

In parallel with the above completed Phase I clinical trials and upcoming Phase II trials, we plan to complete preclinical development of the PolyStart™ technology as an integral component of our “Prime”-and- “Boost” vaccine methodology. Unlike other vaccine technologies that narrowly address the initiation of an immune response, our “Prime”-and- “Boost” approach broadly stimulates the cellular immune system by enhancing the function of killer T-cells (CD8+) and helper T-cells (CD4+). Our peptide immunotherapeutic approach may be coupled with our developed in-house PolyStart™ nucleic acid-based technology designed to enhance T-cell antigen presentation on the surface of appropriate populations of presenting cells. Our PolyStart™ technology directs the translation and subsequent endogenous processing of antigenic T-cell epitopes contained within a poly-antigen array(s) at four times the level of conventional comparator systems, thereby providing a greater signal/propensity to attract and directly interact with a patient’s T-cells. Accordingly, elevated levels of target specific cell surface presented T-cell antigen(s) are correspondingly expected to more effectively engage, activate and expand antigen specific killer T-cell population(s) that can then seek out and destroy target cells (e.g., cancer cells). Moreover, our versatile PolyStart™ technology is designed to express either Class I CD8+ killer or Class II CD4+ helper T-cell antigenic epitopes. The nucleic acid-based platform may also represent a second stand-alone vaccine technology.

Our PolyStart™ technology was invented in-house and is therefore not subject to any licensing fees or downstream royalty payments. The PolyStart™ technology composition can be administered in the form of a plasmid deoxyribonucleic acid (“DNA”) or incorporated into a viral delivery system via ribonucleic acid (“RNA”) or DNA. The PolyStart™ technology comprises two portions, one supporting high level of expression and the other a T-cell peptide antigen array (“PAA”). The antigens making up the PAA are processed inside a patient’s own cells where they are then presented on the cell surface visible for T-cell recognition, activation and expansion. We have confirmed that the PolyStart™/PAA technology works in preclinical studies in context with a smallpox vaccine candidate. However, it is important to understand that this is a platform technology which can be adapted to essentially any T-cell peptide antigen targeted indication, including HER2/neu+. The PolyStart™ technology combined with our peptide-based technology is an ideal opportunity for developing an effective prime-plus-boost vaccination methodology. On February 7, 2017, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office of our patent application titled, “Chimeric nucleic acid molecules with non-AUG initiation sequences and uses thereof,” which represents our first patent on our PolyStart™ program. We anticipate additional patent filings in connection with our research and development in this area.

Our Infectious Disease Program

Management believes that PolyStart™ may have broad use for infectious disease vaccines but any development in this area will rely on collaboration with others having specific expertise and the use of non-dilutive funding”. We are actively seeking business development and out-licensing opportunities with this asset.

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

On May 26, 2010, we signed a Technology Option Agreement with the Mayo Foundation in Rochester, Minnesota, for the evaluation of HER2/neu+ peptide epitopes as antigens for a breast cancer vaccine. The agreement grants us an exclusive worldwide option to become the exclusive licensee of the technology after completion of Phase I clinical trials.

Following approval of the IND by the FDA in July 2011, we executed a Sponsored Research Agreement with the Mayo Foundation for the clinical trial.

Mayo Patent & Know-How License

On March 25, 2012, we entered into a Patent & Know-How License Agreement with the Mayo Foundation pursuant to which we acquired certain intellectual property rights from the Mayo Foundation for the development and commercialization of certain products, methods and processes property relating to a proprietary HER2/neu+ technology.

The Mayo Foundation granted us a license (with a right to sublicense) on a worldwide basis to make, sell and use products for prophylactic and therapeutic use. This license is an exclusive license for products that are based on the intellectual property and non-exclusive for products that are based on Mayo Foundation know–how and materials. The intellectual property that is being licensed includes U.S. provisional patent application number 61600480 (titled “Methods and materials for generating CD8+ T-cells having the ability to recognize cancer cells expressing a HER2/neu+ polypeptide”), and provisionals, divisionals, continuations and continuations-in-part.

Under this agreement, and subject to certain exceptions, we are responsible for, among other things, developing the technology under the Patent Rights to bring Licensed Products (as defined in the agreement) to market and costs of filing, prosecution and maintenance of the Patent Rights. Mayo Foundation controls the prosecution and maintenance of the Patent Rights in consultation with us.

The Mayo Foundation granted this license in exchange for an upfront payment of $250,000 that we paid in three installments. In addition to the upfront payment, we are to pay an annual license maintenance fee, milestone fees, royalty fees (which will be subject to a minimum annual royalty fee once royalty fees are due), and a $500,000 diligence fee had a Phase I clinical trial for a Licensed Product not been initiated prior to the fifth anniversary of the agreement and a $2,000,000 diligence fee if we fail to initial a Phase II clinical trial for a Licensed Product prior to the eighth anniversary of the agreement.

We have agreed to indemnify and hold Mayo Foundation harmless from any damages caused as a result of (i) the practice or exercise of any rights and assignments granted by the agreement by or on behalf of us, any affiliate, or any sub-licensee; (ii) research, development, design, manufacture, distribution, use, sale, importation, exportation or other disposition of Licensed Products; (iii) our, any affiliates, or any sub-licensee’s act or omission; and (iv) third party suits for patent infringement involving a Licensed Product

The term of this agreement runs from March 25, 2012 until the date of the last to expire of the Valid Claims (as defined in the agreement), provided that Mayo Foundation may terminate the agreement if, among other matters, (i) 45 days after providing us with notice of a material breach of this agreement, we fail to cure such breach, (ii) we fail to) initiate a Phase III clinical trial for a Licensed Product prior to the tenth anniversary of the agreement, and (iii) we cease to conduct business in the normal event of operations or become insolvent or bankrupt. We may voluntarily terminate the agreement at any time upon written notice to Mayo Foundation.

Mayo HER2/neu+ License

On May 4, 2016, we entered into a License and Assignment Agreement with Mayo Foundation (“Mayo Foundation HER2/neu+ License”) pursuant to which we acquired certain intellectual property rights from the Mayo Foundation for the development and commercialization of certain products, methods and processes property relating to any cancer indication in which the HER2/neu+ antigen is overexpressed. The Mayo Foundation HER2/neu+ License resulted from our exercise of an option that was issued pursuant to a Technology Option Agreement that we entered into with the Mayo Foundation on May 25, 2010.

The Mayo Foundation granted us a license (with a right to sublicense) on a worldwide basis to make, sell and use products for therapeutic use against breast, ovarian, lung and any other cancers that overexpress HER2/neu+ antigens. This license is an exclusive license for products that are based on the intellectual property and non-exclusive for products that are based on Mayo Foundation know–how and materials. The intellectual property that is being licensed includes (i) U.S. patent application numbers 12/740,562 and 14/480,365, divisionals, continuations and continuations in part, and (ii) U.S. provisional application 60/984,646 and PCT/US2008/081799.

Under the Mayo Foundation HER2/neu+ License, and subject to certain exceptions, we are responsible for, among other things, developing the technology under the Patent Rights to bring Licensed Products (both as defined in the Mayo Foundation HER2/neu+ License) to market and costs of filing, prosecution and maintenance of the Patent Rights. Mayo Foundation has sole control over the protection, defense, enforcement, maintenance abandonment and other handling of the Know-How (as defined in the Mayo Foundation HER2/neu+ License) and Materials (as defined in the Mayo Foundation HER2/neu+ License).

The Mayo Foundation granted this license in exchange for an initial payment of $300,000. The Mayo Foundation assigned to us IND # 14749, and we assumed all responsibility and liability for this investigative new drug application. In addition to the initial payment, we are to pay an annual license maintenance fee, milestone fees and royalty fees (which will be subject to a minimum annual royalty fee once royalty fees are due).

We have agreed to indemnify and hold Mayo Foundation harmless from any damages caused as a result of (i) the practice or exercise of any rights and assignments granted by the agreement by or on behalf of us or any sub-licensee; (ii) research, development, design, manufacture, distribution, use, sale, importation, exportation or other disposition of Licensed Products; (iii) our or any sub-licensee’s act or omission, including negligence or willful misconduct; and (iv) third party suits for patent infringement involving a Licensed Product.

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

Mayo Folate Receptor Alpha License

On July 21, 2015, we entered into a License and Assignment Agreement with Mayo Foundation (“Mayo Foundation FRa License”) pursuant to which we acquired certain intellectual property rights from the Mayo Foundation for the development and commercialization of certain products, methods and processes property relating to a Folate Receptor Alpha immunotherapeutic vaccine comprised of a set of unique peptide epitopes targeting breast, lung and ovarian cancer. The Mayo Foundation FRa License resulted from our exercise of an option that we acquired from Ayer Special Situations Fund I, LP (“Ayer”) that was issued pursuant to a Technology Option Agreement that Ayer entered into with the Mayo Foundation on March 18, 2014.

The Mayo Foundation granted us a license (with a right to sublicense) on a worldwide basis to make, sell and use products for therapeutic use against breast, ovarian, lung and other cancers that express Folate Receptor Alpha. This license is an exclusive license for products that are based on the intellectual property and non-exclusive for products that are based on Mayo Foundation know–how and materials. The intellectual property that is being licensed includes (i) U.S. patent application numbers 12/303,054 and 13/202,263, (ii) U.S. patent number 8,486,412 and 8,858,952 and provisionals, (iii) divisionals including 13/917,410 and (iv) continuations including 14/484,057.

Under the Mayo Foundation FRa License, and subject to certain exceptions, we are responsible for, among other things, developing the technology under the Patent Rights to bring Licensed Products (both as defined in the Mayo Foundation FRa License) to market and costs of filing, prosecution and maintenance of the Patent Rights. Mayo Foundation has sole control over the protection, defense, enforcement, maintenance abandonment and other handling of the Know-How (as defined in the Mayo Foundation FRa License) and Materials (as defined in the Mayo Foundation FRa License).

The Mayo Foundation granted this license in exchange for an initial upfront payment of $350,000. The Mayo Foundation assigned to us IND # 14546, and we assumed all responsibility and liability for this investigative new drug application. In addition to the initial upfront payment, we are to pay additional upfront payments, an annual license maintenance fee, milestone fees and royalty fees (which will be subject to a minimum annual royalty fee once royalty fees are due).

We have agreed to indemnify and hold Mayo Foundation harmless from any damages caused as a result of (i) the practice or exercise of any rights and assignments granted by the Mayo Foundation FRa License by or on behalf of us or any sub-licensee; (ii) research, development, design, manufacture, distribution, use, sale, importation, exportation or other disposition of Licensed Products; (iii) our or any sub-licensee’s act or omission, including negligence or willful misconduct; and (iv) third party suits for patent infringement involving a Licensed Product.

The term of this agreement runs from July 21, 2015 until the date of our last obligation to make payments under this agreement, provided that the Mayo Foundation may terminate this agreement if, among other matters, (i) 30 days after providing us with notice of a material breach of this agreement, we fail to cure such breach, (ii) 90 days after providing us with written notice, we fail to meet either of the following diligence events (a) initiate a Phase II clinical trial for a Licensed Product prior to the 2nd anniversary of the Mayo Foundation FRa License and, once initiated, keep current on all of our Phase II funding obligations and (b) initiate a Phase IIB or III clinical trial for a Licensed Product prior to the 5th anniversary of the Mayo Foundation FRa License, (iii) we fail to make a sale of a Licensed Product by July 21, 2025 and (iv) we cease to conduct business in the normal event of operations or become insolvent or bankrupt. We may voluntarily terminate the Mayo Foundation FRa License at any time upon written notice to Mayo Foundation.

General

Company History

We were incorporated under the laws of the State of Nevada in 1991. We have one wholly-owned and dormant subsidiary named GeneMax Pharmaceuticals Inc. (“GeneMax Pharmaceuticals”). Our common stock is currently listed for trading on the Nasdaq Capital Market under the symbol “TPIV.”

In July 2015, we moved our corporate headquarters to Jacksonville, Florida, to be in closer proximity to our collaborators at Mayo Clinic in Jacksonville, Florida, and our strategic and medical advisors who live in Florida. In July 2017, we moved our corporate headquarters to 5 West Forsyth Street, Jacksonville Florida. We continue to lease a single office at Eastlake Avenue in Seattle, Washington, for the purposes of continuing to develop and patent our PolyStart™ technology.

Over the past three years, we have, in a challenging financing climate, raised sufficient working capital to fund and progress our operations and significantly restructured our balance sheet and capital structure. We believe that we continue to make progress with the resources available to us. With the start of clinical programs and our focus on securing financing from a number of sources, management is confident that our current pathway will secure longer term capital to finance and accelerate our activities. The strength of our science and development approaches is becoming more widely appreciated, particularly as our clinical program generates data and as we embrace additional collaborations with leading institutions and corporations.

While the pathway to successful product development takes time and significant resources, we believe that we have put in place the technical and corporate fundamentals for success. The strength of our product pipeline gives us a unique opportunity to make a major contribution to global health care.

The Immunotherapy Industry for Cancer

Management believes that there is a critical need for more effective cancer therapies. Given the unmet need in the treatment of metastatic cancer combined with our process for harnessing the body’s own immune system to treat certain cancers, we believe that we are positioned to be a leading contributor to solving this problem. The immuno-oncology landscape includes the use of monoclonal antibodies, adoptive T-cell therapies, checkpoint inhibitors and in vivo T-cell vaccines. We believe that our use of peptide antigens that can stimulate both T-killer cells (CD8+) and T-helper cells (CD4+) together with the use of our PolyStart™ expression vector as a “boost” strategy can give us a competitive edge in the in vivo T-cell vaccine sector.

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

In many solid tumors and in metastatic cells, antigen presentation is often impaired thus presenting a weakened signal to which the cellular immune system can respond. Management believes that although a number of cancer therapies have been developed that stimulate the immune system, these approaches have often proven ineffective because the cancers remain invisible to the immune system due to this problem. One of our strategic visions is to broadly stimulate the cellular immune system while additionally improving antigen presentation. We believe that the use of our PolyStart™ expression vector for improved expression of antigens and TAP can improve the immune system’s response to a variety of cancers.

In addition to our focus on the cancer vaccines, with adequate funding, we may also pursue the development of prophylactic vaccines against infectious microbes by partnering with other vaccine developers in the infectious disease market.

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

Our business strategy in cancer is to take products through Phase II clinical trials and then assess whether to partner with pharmaceutical marketing organizations ahead of Phase III trials or to seek commercialization after Phase II.

The global market for cancer immunotherapy is estimated to grow to more than $80 billion by 2020 according to ResearchandMarkets.com. Management believes that ultimately our combined technology platform(s) have the potential to develop more effective new vaccines, thereby allowing us to participate in this large market through novel new products and in combination with existing vaccines.

Research and Development Efforts

We direct our research and development efforts towards the advancement of immunotherapeutic and prophylactic vaccine products for the treatment of cancer, using our combined proprietary technologies, relevant killer plus helper T-cell peptide antigens, and PolyStart™ nucleic acid-based expression system(s) expressing antigens. We have focused our efforts initially on the development of a therapeutic vaccine for applications in cancer treatment, while concomitantly demonstrating the breadth of our combined technology platform for the development of prophylactic vaccines. Our product development efforts are opportunistically designed to consider combinations with approved and emerging products in both cancer therapeutics and prophylactic vaccines against microbes. This approach allows us to pursue our own internal product development while positioning us to enter into multiple partnerships and licensing agreements. We have made significant progress in the development of a nucleic acid-based (co-linear PolyStart™) technology which directs the enhanced synthesis of a linear peptide antigen array comprising multiple proprietary T-cell epitopes (CD4+ Helper and CD8+ Killer). In addition, the technology also directs the synthesis of the protein TAP1 associated with the transport of MHC Class I epitopes to the surface of cells. The expression or functioning of this protein is often lowered in tumor cells or virally infected cells and its replacement can enhance antigen presentation. Recent work on this novel expression vector platform has demonstrated that T-cells recognize cell surface presented T-cell peptide epitopes confirming that multiple individual peptides are effectively and functional processed from a linear peptide antigen array and that this leads to peptide specific T-cell killing.

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

Patents

Patents and other proprietary rights are vital to our business operations. We protect our technology through various United States and foreign patent filings, and maintain trade secrets that we own. As of December 2017, we held seven U.S. issued patents (two owned, five licensed or option to license), six patent applications pending (two owned, four licensed or option to license), 12 foreign issued/allowed patents, and ten foreign patent applications pending (eight owned, two licensed or option to license). Our policy is to seek appropriate patent protection both in the United States and abroad for our proprietary technologies and product candidates. An enforceable patent with appropriate claim coverage can provide an advantage over competitors who may seek to employ similar approaches to develop therapeutics, and so the future commercial success of products, and therefore our future success, will be in part dependent on our intellectual property strategy. The information provided in this section should be reviewed in the context of the information disclosed elsewhere in this annual report under “Risk Factors”. We reassess the value of each patent at the time maintenance fees are due, and in cases where maintaining the patent is judged to be of no significant strategic value we decline to pay the maintenance fee.

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

We currently have a number of issued and pending patents covering composition of matter of PolyStart™ and TAP. In addition, a number of issued and pending patents cover the HER2/neu+ and Folate Receptor Alpha peptides in our Option to License or License Agreements from the Mayo Foundation.

The following table sets forth information as of December 31, 2017 on each issued patent currently held or licensed by us:

Patent No.	Expiration	Title	Ownership	Jurisdiction Where Granted/Filed
Peptide Based Vaccine (Folate Receptor Alpha, Breast and Ovarian Cancer)

Patent No. 8,486,412	Expires 2027	Immunity to Folate Receptors	Exclusive License	USA

Patent No. 9,243,033	Expires 2027	Immunity to Folate Receptors	Exclusive License	USA

Received Notice of Allowance	Expires 2027	Immunity to Folate Receptors	Exclusive License	USA

Patent No. 2,685,300	Expires 2027	Immunity to Folate Receptors	Exclusive License	Canada

Patent No.	Expiration	Title	Ownership	Jurisdiction Where Granted/Filed
Peptide Based Vaccine (HER2/neu+ Breast Cancer)
Patent No. 8,858,952	Expires 2031	Methods and Materials for Generating T Cells	Exclusive License	USA

Patent No. 2013221309	Expires 2033	Methods and Materials for Generating CD8+ T Cells Having the Ability to Recognize Cancer Cells Expressing a HER2/neu+ Polypeptide	Exclusive License	Australia

Patent No. ZL2013380019913.1	Expires 2033	Same as above	Exclusive License	China

Patent No. 2,814,836	Expires 2033	Same as above	Exclusive License	Europe

Patent No. 6,170,076	Expires 2033	Same as above	Exclusive License	Japan

Patent No. 9,814,767	Expires 2033	Same as above	Exclusive License	USA

Patent No. ZL200890124030.6	Expires 2028	HLA-DR Binding Peptides and Their Uses	Exclusive License	China

Patent No. 2,704,397	Expires 2033	Same as above	Exclusive License	Canada

Nucleic Acid Based Vaccine (PolyStart™; infectious disease, breast and ovarian Cancer)

Patent No. 9,364,523	Expires 2035	Chimeric Nucleic Acid Molecules with Non-AUG	Owned	USA

Patent No. 9,655,956	Expires 2035	Translation Initiation Sequences and uses thereof	Owned	USA

HLA DR Peptide Vaccines

Patent No. 6,006,265	Expires 2028	HLA-DR Binding Peptides And Their Uses	Exclusive License	Japan

Patent No. 2,215,111	Expires 2028	HLA-DR Binding Peptides And Their Uses	Exclusive License	Europe (DE, FR, GB, IE)

On February 7, 2017, we announced that we received a Notice of Allowance from the U.S. Patent and Trademark Office of our patent application titled, “Chimeric nucleic acid molecules with non-AUG initiation sequences and uses thereof.”

We have exclusively licensed the intellectual property for our TPIV100/110 HER2/neu+ breast cancer vaccine and TPIV200 folate receptor alpha vaccine product candidates from Mayo Foundation for Medical Education and Research. See “Mayo Foundation for Medical Education and Research Relationships.”

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

Trademarks

Our trademarks are of material importance to our business. We currently have pending with the U.S. PTO, an application for registration of the mark of POLYSTART™. We received notice of the registration of the mark TAPIMMUNE from the U.S. PTO. We also have rights to use other names essential to our business. Federally registered trademarks have a perpetual life, as long as they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value to us.

Competition

Our drug discovery, development and ultimate commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies that are pursuing pharmaceuticals that are competitive with our drug candidates. Management believes that a number of companies, which are developing various types of similar in vivo T-cell immunotherapies and therapeutic cancer vaccines to treat cancer, could be our major competitors including: Advaxis Inc., Genzyme Molecular Oncology, Immune Design, Oncothyreon, Celldex, BN Immunotherapeutics, Immunocellular, Galena BioPharma, Antigen Express, Transgene S. A., and Bavarian Nordic. Other immunotherapy approaches including adoptive T-cell therapies, monoclonal antibodies and checkpoint inhibitors also provide competition in the oncology space. In these areas competitors include, Lion Biotechnology, Juno Therapeutics, (formerly) Kite Pharma, Roche Pharmaceuticals, Merck & Co, Bristol Myers Squibb, AstraZeneca plc and Medimmune, LLC. We believe that our in vivo T-cell therapy approaches will be synergistic with these approaches and might even improve them.

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

Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. Further, we may be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, as well as state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. If our operations are found to be in violation of any of these federal, state or foreign laws or regulations, we may be subject to penalties, including without limitation, administrative or civil penalties, imprisonment, damages, fines, disgorgement, exclusion from participation in government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, or the curtailment or restructuring of our operations.

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

Research and Development

Since our inception, we have made substantial investments in research and technology development. During the years ended December 31, 2017 and 2016, we incurred research and development expenses of approximately $5.3 million, and $3.8 million, respectively.

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

Human Resources

Employees

We currently have seven full-time employees. The management team is comprised of Peter Hoang (President and Chief Executive Officer), Dr. Glynn Wilson (Strategy Advisor), Michael J. Loiacono (Chief Financial Officer), Dr. Robert Florkiewicz (Senior Director of Molecular Biology & Virology) and a Director of Administration. Additionally, we employ a Director of Manufacturing and an Investor Relations Manager.

Consultants

We have consulting agreements with a number of leading academic scientists, clinicians and regulatory experts. These individuals serve as key consultants or expert witnesses with respect to the imetelstat program or in legal proceedings. They also serve as important contacts for us throughout the broader scientific and clinical communities. They are distinguished individuals with expertise in numerous fields, including cellular biology, molecular biology, oncology, clinical, manufacturing and regulatory. Dr. Richard Kenney serves as our Acting Medical Director in a consulting capacity.

We retain each consultant according to the terms of a consulting agreement. Under such agreements, we pay them a consulting fee and reimburse them for out-of-pocket expenses incurred in performing their services for us. In addition, some consultants hold options to purchase our common stock, subject to the vesting requirements contained in separate award agreements. Our consultants may be employed by other entities and therefore may have commitments to their employer, or may have other consulting or advisory agreements that may limit their availability to us.

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

Since we have no sources of revenue to provide incoming cash flows to sustain our future operations, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional capital. As of December 31, 2017, we had cash of approximately $5.1 million. We believe that our cash resources can be sufficient to fund our research efforts and operations into the third quarter of 2018. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings or debt financings or through a business combination or strategic partnership. Additional capital, if needed, may not be available on satisfactory terms, or at all. Furthermore, if we raise additional funds by issuing equity securities, dilution to our existing stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we are unable to obtain adequate financing or financing on terms acceptable to us, we may not be able to sustain our future operations and may be required to suspend our research efforts and reduce or cease our operations.

Our auditor has expressed substantial doubt about our ability to continue as a going concern and absent additional financing we may be unable to remain a going concern.

In light of our recurring losses, accumulated deficit and negative cash flow as described in our notes to our audited financial statements, the report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2017 contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary in the event we are unable to continue as a going concern. We believe our current capital resources are sufficient to support our operations into the third quarter of 2018. Management intends to continue our research efforts and to finance our operations through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings or through a business combination or strategic partnership. There can be no assurance that we will be successful in obtaining additional financing on favorable terms, or at all. These matters raise substantial doubt about our ability to continue as a going concern.

We are a development stage company with a history of operating losses.

We are a clinical-stage immunotherapy company with a history of losses, and we may always operate at a loss. We expect that we will continue to operate at a loss throughout our development stage, and as a result, we may exhaust our financial resources and be unable to complete the development of our products. We anticipate that our ongoing operational costs will increase significantly as we continue conducting our clinical development program. Our deficit will continue to grow during our drug development period. We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities depends upon our successful efforts to raise additional financing

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. As of December 31, 2017, we had an accumulated deficit of approximately $157 million since inception. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary products and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations or cease operations in the near future. If any of our product candidates fails in clinical trials or does not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

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

The recently passed U.S. federal income tax reform could adversely affect

On December 22, 2017, U.S. federal tax legislation, commonly referred to as the Tax Cuts and Jobs Act (TCJA), was signed into law, significantly reforming the U.S. Internal Revenue Code. The TCJA, among other things, includes changes to U.S. federal tax rates, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. We have evaluated the effect of the TCJA on our net operating losses for the quarter and the year ending December 31, 2017. The estimated impact of the TCJA is based on our management’s current knowledge and assumptions and recognized impacts could be materially different from current estimates based on our actual results and our further analysis of the new law. The impact of the TCJA on holders of common shares is uncertain and could be adverse. This Annual Report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. Investors should consult with their own tax advisors with respect to such legislation and the potential tax consequences of investing in our common stock.

Risks Related to our Business and Intellectual Property

We may be required to make additional cash payments to warrant holders in the event any registration statement we have filed with the SEC to register the shares issuable upon exercise of the warrants ceases to be effective and we are unable to deliver registered shares.

Since we are required to deliver unlegended registered shares of common stock to certain of the warrant holders acquiring warrants in our 2015, 2016 and 2017 financings upon exercise of such outstanding warrants, we have filed registration statements with the SEC to register such shares. The registration statements permit registered shares of common stock to be issued upon the exercise of such warrants. In some cases, we would be required to make additional cash payments to such warrant holders if we fail to maintain the effectiveness of the relevant registration statement for the issuance of such registered shares upon an exercise by the warrant holder. For each trading day that the shares are not timely delivered we would be required to pay an amount to the holder equal to a percentage of the product of (A) the aggregate number of shares not issued to the holder on a timely basis and to which the holder is entitled and (B) the closing sale price of our common stock on the trading day immediately preceding the last possible date on which we could have issued such shares to the holder. Additionally, we could be required to pay the holder a “buy-in” if the holder is required to purchase shares on the open market to cover any warrant shares sold. As such, the amount of additional cash payments we would be required to make could be substantial, as a percentage of our cash, if we are unable to deliver registered shares upon the warrant exercise. Currently, the registration statements we have filed are not useable until such time as appropriate post-effective amendments to the registration statements can be filed by us and ultimately be declared effective by the Securities and Exchange Commission. While we have filed such amendments to our registration statements, there can be no assurance that we will be able to have the post-effective amendments to our registration statements declared effective in a timely manner. During such time that we are not able to provide an effective registration statement and to the extent we receive any notices of exercises related to the warrants with such rights, we would be unable to deliver registered shares. In such event we could be required to make cash payments to an exercising warrant holder. We may not be able to make the required cash payments and the failure to do so could materially harm our financial condition and operations.

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

We have world-wide exclusive licenses on (i) a novel set of Class II HER2/neu+ peptide antigens, (ii) a novel Class I HER2/neu+ antigen, and (iii) a novel set of Class II Folate Receptor Alpha peptide antigens. As a result of these in-licenses, we could lose the right to develop each of the technologies if:

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

Our ability to compete effectively depends on our ability to maintain the proprietary nature of our technologies, including PolyStart™, and the proprietary technology of others with whom we have entered into collaboration and licensing agreements.

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

Under the federal Patient Protection and Affordable Care Act (“PPACA”), enacted in 2010, there is an abbreviated path in the United States for regulatory approval of products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. The PPACA provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may be filed four years after approval of the innovator product. However, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. However, the term of regulatory exclusivity may not remain at 12 years in the United States and could be shortened.

A number of jurisdictions outside of the United States have also established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier versions of biological products. For example, the European Union has had an established regulatory pathway for biosimilars since 2005.

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

We do not own or operate facilities for the manufacture of our product candidates. We currently have no short-term plans to build our own clinical or commercial scale manufacturing capabilities. We currently rely on third-party Contract Manufacturing Organizations (“CMOs”). To meet our projected needs for preclinical and clinical supplies to support our activities through regulatory approval and commercial manufacturing, the CMOs with whom we currently work may need to increase the scale of production. We may need to identify additional CMOs for continued production of supply for our product candidates. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. If we are unable to arrange for alternative third-party manufacturing sources, or to do so on commercially reasonable terms or in a timely manner, we may not be able to complete development of our product candidates, or market or distribute our product candidates.

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

As of December 31, 2017, we had seven full-time employees and a number of management and scientific consultants and advisors. Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other biotechnology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than we have. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, or integrating them into our operations, our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials and other products, and unable to adequately address our management needs.

We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.

We depend upon the efforts and abilities of our Chief Executive Officer, Peter Hoang, our Acting Chief Medical Officer, Dr. Richard Kenney and our Senior Director of Molecular Biology & Virology, Dr. Robert Florkiewicz, as well as the services of several key consultants. The loss or unavailability of the services of either of these individuals, and our inability to find suitable replacements, for any significant period of time could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We outsource some of the management of our clinical trials to third parties. Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services, place substantial responsibilities on these parties that, if unmet, could result in delays in, or termination of, our clinical trials. If any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, agents. We cannot be certain that we will successfully recruit enough patients to complete our clinical trials nor that we will reach our primary endpoints. Delays in recruitment, lack of clinical benefit or unacceptable side effects would delay our Phase II clinical trials.

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

In addition, if one of our products is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers) comply with Good Manufacturing Practices (“GMPs”) and Good Clinical Practices (‘GCPs’), for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates’ post-market approval could have a material adverse effect on our business, financial condition and results of operations.

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

We face an inherent risk of product liability exposure related to the testing of our immunotherapies in human clinical trials, and will face an even greater risk if the approved products are sold commercially. An individual may bring a liability claim against us if one of the immunotherapies causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against the product liability claims, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our immunotherapies;

•	damage to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients or other claimants;

•	loss of future revenues;

•	the inability to commercialize immunotherapies; and

•	increased difficulty in raising required additional funds in the private and public capital markets.

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

Companies listed for trading on the Nasdaq Capital Market must be reporting issuers under Section 12 of the Securities Exchange Act, as amended. If we fail to file such reports in a timely manner, or if we fail to meet any other listing requirements, the shares of our common stock would eventually cease to be listed on the Nasdaq Capital Market, and the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

We are currently authorized to issue 41.7 million shares of our common stock. As of December 31, 2017, we had 10.6 million shares of our common stock issued and outstanding, excluding shares issuable upon exercise of our outstanding warrants, options and shares of common stock earned but not yet issued under Omnibus Stock Option Plan. Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. For example, as of December 31, 2017, we had outstanding warrants and options to purchase an aggregate of approximately 7.0 million shares of our common stock with exercise prices ranging between $1.20 and $204.00 per share that will result in dilution if and when exercised.

The accounting treatment for certain of our warrants is complex and subject to judgments concerning the valuation of embedded derivative rights within the applicable securities. Fluctuations in the valuation of these rights could cause us to take charges to our statement of operations and make our financial results unpredictable.

Certain of our outstanding warrants contain or contained prior to being amended, or may be deemed to contain from time to time, embedded derivative rights in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely affect our reputation, as well as our results of operations. These derivative rights, or similar rights in securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. We record these embedded derivatives as liabilities at issuance, valued using the Black Scholes Option Pricing Model and are subject to revaluation at each reporting date. Any change in fair value between reporting periods is reported on our statement of operations. At December 31, 2017, the fair value of the derivative liability–warrants was $9,000. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations. Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. We lease office space at 5 West Forsyth Street, Suite 200, Jacksonville, Florida 32202, for our principal business office on a five-year agreement due to expire on June 30, 2022. The rent is approximately $8,600 per month. We also rent a single office at 2815 Eastlake Avenue East in Seattle, Washington. The monthly rent is approximately $1,100. Additionally, we rent an office at the Florida Atlantic Research and Development Authority at 3651 FAU Blvd, Boca Raton, Florida on a month by month agreement. The monthly rent for the Boca Raton space is $750 per month. Lastly, we rent a 100 square-foot office in the Innovation Bio Business Center at Mayo Clinic Jacksonville at 4500 San Pablo Road, Jacksonville, Florida 32224. We are currently on a month by month term and the monthly rent is $275.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “TPIV”. The following table sets forth, for the periods indicated, the high and low sales prices for the common stock since January 1, 2016, as reported on Nasdaq.com.

	High	Low

Fiscal Year 2017
Fourth Quarter	$4.41	$2.60
Third Quarter	$3.84	$2.68
Second Quarter	$4.70	$3.08
First Quarter	$5.35	$3.70
Fiscal Year 2016
Fourth Quarter	$6.69	$3.32
Third Quarter	$7.15	$4.80
Second Quarter	$9.82	$5.52
First Quarter	$8.34	$5.04

As of March 16, 2018, we had 515 stockholders of record whom are holding shares. The price of our common stock on March 16, 2018 was $3.65 per share.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We recorded the issuances of the following securities during the fourth quarter of 2017 to the named individual pursuant to exemptions under the Securities Act of 1933, including Section 4(2):

During the fourth quarter of 2017, 76,667 shares of common stock were issued pursuant to third parties consisting of (i) 50,000 shares to Caro Capital for services pursuant to a vendor agreement; (ii) 16,667 shares to Collision Capital for services pursuant to a vendor agreement; and (iii) 10,000 shares to a shareholder, pursuant to a restricted stock agreement.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2017 and December 31, 2016 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Our Cancer Vaccines

We are a clinical-stage immuno-oncology company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer & metastatic disease. We are also developing a proprietary technology to improve the ability of the cellular immune system to recognize and destroy diseased cells. This DNA expression technology named PolyStart™ is in preclinical development.

To enhance shareholder value and taking into account development timelines, we plan to focus on advancing our clinical programs including our Folate Receptor Alpha program for breast and ovarian cancer and our HER2/neu+ peptide antigen program into Phase II clinical trials. In parallel, we plan to complete the preclinical development of our PolyStart™ technology as an integral component of our prime-and-boost vaccine methodology.

The Immunotherapy Industry for Cancer

Immuno-oncology has become the most rapidly growing sector in the pharmaceutical and biotech industry. The approval and success of checkpoint inhibitors Yervoy and Opdivo (Bristol Myers Squibb) and Keytruda (Merck & Co.) together with the development of CAR T-cell therapies (Juno Therapeutics, (formerly) Kite Pharma) has provided much momentum in this sector. In addition, new evidence points to the increasing use of combination immunotherapies for the treatment of cancer. This has provided greater opportunities for the successful development of T-cell vaccines in combination with other approaches.

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

TPIV200

Phase I Human Clinical Trials – Folate Alpha Breast and Ovarian Cancer – Mayo Clinic

A 21-patient Phase I clinical trial using TPIV200 was completed in 2015. The vaccine is well tolerated and safe and 20 out of 21 evaluable patients showed positive immune responses, which provided a strong rationale for progressing to Phase II trials. Good Manufacturing Practice (“GMP”) for Phase II trials resulted in a commercially viable formulation. On July 27, 2015, we exercised our option agreement with Mayo Clinic with the signing of a worldwide exclusive license agreement to commercialize the proprietary Folate Receptor Alpha Vaccine technology for all cancer indications. As part of this Agreement, the investigational new drug application (“IND”) for Folate Receptor Alpha (“TPIV200”) was transferred from Mayo Clinic to us for amendment to support our Phase II Clinical trials on our lead product.

On March 15, 2018, we announced the publication of clinical data from a Phase I trial of TPIV200, our multi-epitope T-cell vaccine targeting Folate Receptor Alpha (“FRa”) in patients with ovarian and breast cancer. The results show that TPIV200 vaccination was well tolerated by all patients and over 90% developed robust and durable antigen-specific immune responses against FRa without regard for HLA type, which aligns with the intended mechanism of action of the vaccine.

On September 15, 2015, we announced that our collaborators at the Mayo Foundation had been awarded a grant of $13.3 million from the U.S. Department of Defense. This grant, commencing September 15, 2015, will cover the costs for a 280-patient Phase II Clinical Trial of Folate Receptor Alpha Vaccine in patients with triple-negative breast cancer. We will work closely with Mayo Foundation on this clinical trial by providing clinical and manufacturing expertise as well as providing GMP vaccine formulations. These vaccine formulations are being developed for multiple Phase II clinical programs in triple-negative breast and ovarian cancer in combination with other immunotherapeutics. This Phase II study of TPIV200 in the treatment of triple-negative breast cancer began enrolling patients in late 2017.

On December 9, 2015, we announced that we received Orphan Drug Designation from the U.S. Food & Drug Administration’s Office of Orphan Products Development (“OOPD”) for our cancer vaccine TPIV200 in the treatment of ovarian cancer. The TPIV200 ovarian cancer clinical program will now receive benefits including tax credits on clinical research and seven-year market exclusivity upon receiving marketing approval. TPIV200 is a multi-epitope peptide vaccine that targets Folate Receptor Alpha which is overexpressed in multiple cancers including over 90% of ovarian cancer cells.

On February 3, 2016, we announced that the U.S. FDA designated the investigation of multiple-epitope Folate Receptor Alpha peptide vaccine (TPIV200) with GM-CSF adjuvant for maintenance therapy in subjects with platinum-sensitive advanced ovarian cancer who achieved stable disease or partial response following completion of standard-of-care chemotherapy, as a Fast Track Development Program. We began enrolling a Phase II study in this indication in 2017.

We have opened multiple clinical sites and have completed enrollment of patients in a Phase II trial of our Folate Receptor Alpha cancer vaccine, TPIV200, in the treatment of triple-negative breast cancer, one of the most difficult-to-treat cancers representing a clear unmet medical need. The open-label, 80-patient clinical trial is designed to evaluate dosing regimens, efficacy, and immune responses in women with triple-negative breast cancer. Key data from the trial is expected to be included in a future New Drug Application submission to the FDA for marketing clearance. This trial is sponsored and conducted by TapImmune.

On April 21, 2016, we announced our participation in an ovarian cancer study sponsored by Memorial Sloan Kettering Cancer Center in New York City in collaboration with AstraZeneca Pharmaceuticals in ovarian cancer patients who are not responsive to platinum, a commonly used chemotherapy for ovarian cancer. This study, a Phase II study of TPIV200 is currently enrolling ovarian cancer patients and is designed to look at the effects of combination therapy with AstraZeneca’s checkpoint inhibitor durvalumab. The study will enroll 40 patients and is open-label. Because they are unresponsive to platinum, these patients have no real options left. If the combination therapy proves effective, we believe it would address a critical unmet need. TPIV200 has received Orphan Drug designation for use in the treatment of ovarian cancer. Although we have no business relationship with AstraZeneca, we are paying for one-half of the costs of the clinical study in addition to providing our TPIV200 for the study.

A Company-sponsored Phase II study in platinum-sensitive ovarian cancer patients was initiated in 2017. This study is designed to evaluate TPIV200 with GM-CSF in a randomized, placebo-controlled fashion during the first maintenance period after primary surgery and chemotherapy. Patients at this stage of their treatment have the highest potential for an immunotherapeutic effect and no other approved treatment options. The study will enroll up to 120 patients over the next year and a half, with an interim analysis planned in the first quarter of 2019.

TPIV100/110

Phase I Human Clinical Trials – HER2/neu+ Breast Cancer – Mayo Clinic

A Phase I study using TPIV100 (the four-peptide product) was completed in 2015. Final safety analysis on all the patients treated is complete and the product was shown to be safe. In addition, 19 out of 20 evaluable patients showed robust T-cell immune responses to the antigens in the vaccine composition, providing a solid case for advancement to Phase II in 2017. An additional secondary endpoint incorporated into this Phase I Trial was a two-year follow on recording time to disease recurrence in the participating breast cancer patients. A second trial is being started in 2018 that uses a novel vaccine strategy in patients with DCIS to eliminate disease and protect from recurrence.

For Phase I(b)/II studies, we plan to add a Class I peptide, licensed from the Mayo Clinic (April 16, 2012), to the four Class II peptides, producing TPIV110 (the five-peptide product). Management believes that the combination of Class I and Class II HER2/neu+ antigens, gives us the leading HER2/neu+ vaccine platform. We plan to amend the IND to incorporate the fifth peptide in the Phase I(b)/II study. Discussions with the FDA have resulted in a pre-clinical development project that should allow us to file the amended IND in the first half of 2018.

Products and Technology-Preclinical

PolyStart™

We converted the previously filed U.S. Provisional Patent Application on PolyStart™ into a full Patent Application, and in February 2016 we received a Notice of Allowance from the U.S. Patent and Trademark Office (“USPTO”) for a patent application entitled, “A chimeric nucleic acid molecule with non-AUG initiation sequences.” The term of this patent extends to March 17, 2034. Additional patent filings are in progress. We plan to develop PolyStart™ as both a stand-alone therapy and as a ‘boost strategy’ to be used synergistically with our peptide-based vaccines for breast and ovarian cancer.

Current State of the Company

We are a clinical-stage immunotherapy company specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of cancer. We now plan to conduct multiple Phase II clinical trials on our vaccines. The largest of these studies in triple-negative breast cancer is totally funded by a $13.3 million grant from the U.S. Department of Defense to our collaborators at the Mayo Clinic in Jacksonville, Florida. A Company-sponsored trial in triple-negative breast cancer started during the second quarter of 2016 and a Company-sponsored trial in ovarian cancer was started in the fourth quarter of 2017. We believe that our development pipeline is strong and provides us the opportunity to continue to expand on collaborations with leading institutions and corporations.

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

We expect to continue to prosecute our PolyStart™ patent filings and develop new constructs to facilitate collaborative efforts in our current clinical indications and those where others have already indicated interest in combination therapies.

We believe that these fundamental programs and corporate activities have positioned TapImmune to capitalize on the acceptance of immunotherapy as a leading therapeutic strategy in cancer and infectious disease.

TapImmune’s Pipeline

Clinical Program

We have a pipeline of potential immunotherapies under development. Phase I clinical programs on HER2/neu+ for breast and ovarian cancer have been completed and strong immune responses in over 90% of patients treated has provided the rationale and catalyst to advance these programs to Phase II clinical trials.

In addition to the exciting clinical developments, our peptide vaccine technology may be coupled with our developed in-house PolyStart™ nucleic acid-based technology designed to make vaccines significantly more effective by producing four times the required peptides for the immune systems to recognize and act on. Our nucleic acid-based systems can also incorporate “TAP” which stands for Transporter associated with Antigen Presentation.

A key component to success is having a comprehensive patent strategy that continually updates and extends patent coverage for key products. It is highly unlikely that early patents will extend through ultimate product marketing, so extending patent life is an important strategy for ensuring product protection.

We have three active patent families that we are supporting:

1. Filed patents on PolyStart™ expression vector (owned by TapImmune and filed in 2014: this IP covers the use with TAP). We announced the allowance of this patent in February 2016.

2. Filed patents on HER2/neu+ Class II and Class I antigens: exclusive license from Mayo Foundation; and

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

We believe that through our combination of technologies, we are well positioned to be a leading player in this emerging market. It is important to note that many of the late-stage immunotherapies currently in development do not represent competition to our programs, but instead offer synergistic opportunities to partner our antigen based immunotherapeutics, and PolyStart™ expression system. Thus, the use of naturally processed T-cell antigens discovered using samples derived from cancer patients plus our PolyStart™ expression technology to improve antigen presentation to T-cells could not only produce an effective cancer vaccine in its own right but also to enhance the efficacy of other immunotherapy approaches such as CAR-T and PD1 inhibitors for example.

Recent Developments and Company Highlights

Recent Developments

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

Clinical Program Pipeline Status Updates

Announcement of Publication of Clinical Trial Results for the TPIV200 Cancer Vaccine in Clinical Cancer Research

On March 15, 2018, we announced the publication of clinical data from a Phase I trial of TPIV200, our multi-epitope T-cell vaccine targeting Folate Receptor Alpha (“FRa”) in patients with ovarian and breast cancer. The results show that TPIV200 vaccination was well tolerated by all patients and over 90% developed robust and durable antigen-specific immune responses against FRa without regard for HLA type, which aligns with the intended mechanism of action of the vaccine.

Enrollment Completed: Phase II TPIV200 Trial in Triple-Negative Breast Cancer

We have completed enrollment and are now treating and following the patients in a Phase II trial of our Folate Receptor Alpha cancer vaccine, TPIV200, in the treatment of triple-negative breast cancer, one of the most difficult cancers to treat, representing a clear unmet medical need. The open-label, 80-patient clinical trial is designed to evaluate dosing regimens, adjuvants, efficacy, and immune responses in women with triple-negative breast cancer. Key data from the trial is expected to be included in a future Biologics License Application submission to the FDA for marketing clearance. This trial is sponsored and conducted by TapImmune.

An independent Data Safety Monitoring Board (DSMB) reviews the safety every quarter in this ongoing Phase II study enrolling women with stage I-III triple-negative breast cancer who have completed initial surgery and chemo/radiation therapy. The randomized four-arm study is evaluating two doses of TPIV200 (a high dose and a low dose), each of which will be tested both with and without immune priming with cyclophosphamide prior to vaccination. Safety reviews are conducted quarterly and have shown no safety issues. The study completed enrollment at the end of 2017, with interim data expected in mid-2018. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02593227 and FRV-002.

Enrolling Patients: Phase II TPIV200 Trial in Platinum-Sensitive Ovarian Cancer

We have opened multiple clinical sites and have enrolled the first 12 patients in a Phase II trial of TPIV200 for a 120-patient study on ovarian cancer patients who are responsive to platinum. We have received the FDA’s Fast Track designation to develop TPIV200 as a maintenance therapy in combination with platinum, in platinum-responsive ovarian cancer patients, including women with Stage III and IV ovarian cancer who are in remission following their first round of successful platinum-based chemotherapy. This multi-center, double-blind efficacy study is sponsored and conducted by TapImmune. We expect to complete enrollment mid-2019. An interim analysis is planned based upon 50% patient enrollment, which we anticipate completing in the first half of 2019. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02978222 and FRV-004.

Enrolling Patients: Phase II Mayo Clinic-U.S. DOD Trial of TPIV200 in Triple-Negative Breast Cancer

Patients are being enrolled in this Phase II study of TPIV200 in the treatment of triple-negative breast cancer, conducted by the Mayo Clinic and sponsored by the U.S. DOD. The 280-patient study is led by Dr. Keith Knutson of the Mayo Clinic in Jacksonville, Florida. Dr. Knutson is the inventor of the technology and a member of the Scientific Advisory Board at TapImmune. While we are supplying doses of TPIV200 for the trial and being reimbursed for the costs associated with manufacturing, the remaining costs associated with conducting this study will be funded by a $13.3 million grant made by the DOD to the Mayo Clinic.

Enrolling Patients: Phase II Trial at Memorial Sloan Kettering of TPIV200 in Platinum-Resistant Ovarian Cancer

A Phase II study of TPIV200 in ovarian cancer patients who are not responsive to platinum, a commonly used chemotherapy for ovarian cancer, sponsored by Memorial Sloan Kettering Cancer Center (“MSKCC”), and in collaboration with AstraZeneca and TapImmune, has begun enrollment for a 40-patient study. The open-label study is designed to evaluate a combination therapy which includes our TPIV200 T-cell vaccine and AstraZeneca’s checkpoint inhibitor, durvalumab. Because they are unresponsive to platinum, these patients have no real remaining options. If the combination therapy proves effective, we believe it would address a critical unmet need. TPIV200 has received Orphan Drug designation for use in the treatment of ovarian cancer. We successfully completed enrollment of the first safety cohort. This may enable MSKCC to increase the number of patients that can be enrolled and will subsequently increase the study’s enrollment rate. Currently more than 50% of patients have been enrolled. An interim analysis is planned in the first half of 2018. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02764333 and 16-011.

Open IND with FDA for TPIV110 in 2018: Phase II Protocol Now in Preparation

We have enhanced the formulation of our second cancer vaccine product, TPIV110 (the five-peptide product), following very strong safety and immune responses from a Phase I Mayo Clinic study using TPIV100 (the four-peptide product). TPIV110 targets HER2/neu+, which makes it applicable to breast, ovarian, and colorectal cancers. The enhanced TPIV product adds a fifth antigen which should produce an even more robust immune response activating both CD4+ (helper) and CD8+ (killer) T-cells. We have participated in a pre-Investigational New Drug (“pre-IND”) meeting with the FDA and will file the amended IND containing the fifth peptide early in 2018. The protocol for a Phase II trial of TPIV110 in the treatment of HER2/neu+ positive breast cancer patients is currently under review by our Clinical Advisory Board and collaborators.

Mayo Clinic to Vaccinate Women With Ductal Carcinoma In Situ (DCIS) Using TapImmune TPIV100 HER2-targeted T-Cell Vaccine

On March 14, 2017, we announced that our partners at the Mayo Clinic received a grant from the U.S. Department of Defense to conduct a Phase IB study of our HER2-targeted vaccine candidate in an early form of breast cancer called DCIS. This is the second TapImmune vaccine to be tested in a fully funded study sponsored by the Mayo Clinic. Our collaborators at Mayo Clinic announced a $3.8 million grant which we believe would fully fund this trial. If the study is successful, our vaccine may eventually augment or even replace standard surgery and chemotherapy, and potentially could become part of a routine immunization schedule for preventing breast cancer in healthy women. The study is expected to enroll 40-45 women with DCIS and begin to commence such enrollment during early 2018.

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

June 2017 Private Placement Transaction

On June 26, 2017, we completed private placements of units with certain accredited investors. In the private placement transaction, we sold 1,503,567 shares of common stock for $3.97 per share and five-year warrants to purchase an equal number of shares of common stock, at an exercise price of $3.97 per share, for $0.125 per warrant, with one common share and one warrant being sold together as a unit for a total of $4.095 per unit. We issued and sold an aggregate of 1,503,567 units for aggregate gross proceeds of $6.2 million. We incurred $0.8 million in agency fees and legal costs. In connection with the offering, we reduced the exercise price for the warrants to purchase an aggregate of 653,187 shares of common stock issued to investors in the private placement that closed in August 2016 from $6.00 per share to $3.97 per share.

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

 Financial Overview

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Management must determine whether an instrument (or an embedded feature) is indexed to our stock. An entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The application of this exercise affects the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible notes containing full-ratchet and anti-dilution protections (iii) certain free-standing warrants that contain contingently puttable cash settlement.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

We recorded a net loss of $11.0 million or ($1.16) basic and diluted per share during the year ended December 31, 2017 compared to a net loss of $2.5 million or ($0.36) basic per share and ($0.72) diluted per share during the year ended December 31, 2016.

Operating Expenses

Operating expenses incurred during the fiscal year ended December 31, 2017 were $11.7 million compared to $8.5 million in the prior year. Significant changes and expenditures are outlined as follows:

•	Research and development costs during the fiscal year ended December 31, 2017 were $5.3 million compared to $3.8 million during the prior fiscal year. This was due to our increases from prior period for planned expenses relating to our clinical trials.

•	General and administrative expenses increased to $6.4 million during the year ended December 31, 2017 from $4.7 million during the prior period. The increased expenses period over period were attributable to the following:

o	stock-based compensation relating to stock grants pursuant to Peter Hoang’s and Glynn Wilson’s employment agreements,

o	stock-based compensation for employees and outside consultants,

o	legal, audit and other professional fees,

o	investor relations expenses, and

o	expenses relating to our shareholder meeting.

Other Income (Expense)

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the year ended December 31, 2017 was $5,500 as compared to $5.9 million for the year ended December 31, 2016. On August 10, 2016, we amended the Series A and A-1, Series C and C-1, Series D and D-1 and Series E and E-1 warrants agreements issued by us in January and March 2015 to remove the clause that caused the warrants to be classified as warrant liabilities, and the variance period over period is due to that reason.

The fair value of the warrant liabilities decreased by $5,500 for the year ended December 31, 2017 and is reflected by a corresponding loss in the condensed consolidated statement of operations. This compares to a decrease in the fair value of derivative liabilities for the year ended December 31, 2016 of $5.9 million. We revalue the derivative liabilities at each balance sheet date to fair value. The fair value is determined using Black-Scholes valuation model using various assumptions. The two most significant changes in the assumptions were the difference in the strike price and the number of warrants with derivative liabilities.

Debt extinguishment gain

In 2003 we entered into a license agreement with a foreign based third-party for certain adenovirus technology. The license agreement was amended several times between inception and 2008 at which time it was amended and restated and had a fixed three-year term expiring in 2011. During such time, we did not pursue the technology and have not undertaken further work in the area covered by the technology license. Neither we nor the third-party took further actions under or pursuant to the license agreement. We carried a historical accrual of approximately $0.5 million under the amended license agreement related to certain obligations provided for in the license agreement. The license agreement was governed by the laws of a foreign jurisdiction. We sought and obtained legal advice related to such accrued obligations under the expired license agreement. We relied upon a judicial conclusion, as opined upon by outside legal counsel in the applicable foreign jurisdiction, that a court in such foreign jurisdiction would grant relief releasing us from liability under the license agreement, and in accordance with Accounting Standards Codification 405 “Extinguishment of Liabilities”, we recorded a debt extinguishment gain of $0.5 million and reduced the liability amount owed to $0 during the year ended December 31, 2017.

Grant income

During the years ended December 31, 2017 and 2016, we received $0.2 million of a grant awarded to Mayo Foundation from the U.S. Department of Defense for the Phase II Clinical Trial of TPIV200. The grant compensated us for our out-of-pocket costs associated with clinical supplies which were manufactured and provided by us for the clinical study.

Shares issued in debt settlement agreements

During the year ended December 31, 2016 we incurred $0.1 million loss in connection with shares issued to satisfy outstanding debt agreements from previous years.

The weighted average number of shares outstanding were 9.5 million basic and diluted for the year ended December 31, 2017 compared to 6.9 million basic and 7.4 million diluted for the year ended December 31, 2016.

Liquidity and Capital Resources

We have not generated any revenues since inception; we have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof.

The following table sets forth our cash and working capital as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Cash	$5,129,000	$7,851,000
Working Capital	$3,658,000	$6,185,000

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2017 and 2016:

	For the Years Ended
	December 31,
	2017	2016
Net Cash provided by (used in):
Operating activities	$(8,439,000)	$(6,510,000)
Financing activities	$5,717,000	$7,785,000
Net increase (decrease) in cash	$(2,722,000)	$1,275,000

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

Future Capital Requirements

As of December 31, 2017, we had working capital of $3.8 million, compared to working capital of $6.2 million as of December 31, 2016. We expect our expenses to continue at a similar pace into 2018 primarily to continue funding our in-process Phase II clinical trials. Two of our clinical studies are expected to be funded by a total of $17.1 million of grants made by the DOD to the Mayo Clinic. Our collaborators at Mayo Clinic announced a $3.8 million grant which we expect would fully fund a Phase II clinical trial in DCIS that we had planned for our HER2/neu+ vaccine.

Our capital requirements for 2018 and beyond will depend on numerous factors, including the success of our research and development, the resources we devote to develop and support our technologies and our success in pursuing strategic licensing and funded product development collaborations with external partners as well as other strategic initiatives we may determine to pursue. Subject to our ability to raise additional capital, we expect to incur substantial expenditures to further develop our technologies including continued increases in costs related to research, nonclinical testing and clinical studies and trials, as well as costs associated with our capital raising efforts and being a public company.

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

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional capital. However the Company cannot guarantee it will be successful in raising funds in the future.

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

Tax Loss and Credit Carryforwards

As of December 31, 2017, we have approximately $41.7 million of federal and $21.9 million of state Net Operating Loss (“NOL”s) that may be available to offset future taxable income, if any. The federal net operating loss carryforwards, if not utilized, will expire between 2029 and 2037. The state net operating loss carryforwards, if not utilized, will expire in 2037. Any greater than 50% change in ownership under Section 382 of the Internal Revenue Code, or the Code, places significant annual limitations on the use of such net operating loss carryforwards.

At December 31, 2017 and 2016, we recorded a 100% valuation allowance against our deferred tax assets of approximately $16.7 million and $13.8 million, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance against our deferred tax assets would increase net income in the period in which we make such a determination.

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

We have had no changes in, or disagreements with our principal independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2017. This evaluation was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The Company’s internal control over financial reporting as of December 31, 2017 has not been audited by the Company’s independent accountants.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2017 and as of the date of this filing, we have completed remediation on the five material weaknesses identified in our Annual Report on Form 10-K, filed in March 2017. During the year ended December 31, 2017, we:

•         prepared a comprehensive entity-wide risk assessment to identify, evaluate and ultimately report on risks to financial reporting throughout the organization. Following this assessment, we undertook an action plan to strengthen internal controls and procedures;

•         prepared comprehensive documentation, including process flows, and risk control matrices for key financial processes and tested key controls for design and operating effectiveness;

•         further segregated duties within our finance and accounting functions, to ensure that incompatible duties are segregated;

•         implemented and tested a new process in connection with our year-end financial close to more fully document our identification of related parties and related party transactions, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded;

•         implemented and tested new processes to more fully document and test our accounting operations throughout the organization, including the review, supervision and monitoring taking place;

•         expanded the personnel resources allocated to our internal controls over financial reporting, and the activities performed for us, by contracting two external firms; and

•         implemented and tested a whistleblower policy, with a hotline number allowing for anonymous communications, to encourage open and effective channels of information in order to help ensure the accuracy and reliability of our financial statements and disclosures and identification of possible fraudulent activities.

During the year ended December 31, 2017 and as of the date of this filing, the Company has completed remediation of the material weaknesses identified in the Company’s annual report on Form 10-K, filed in March 2017. Otherwise, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d15 that occurred during the quarter ended December 31, 2017 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

The disclosure set forth below is provided in lieu of a separate Form 8-K filing that otherwise would have been required with respect to Item 1.01 Entry into a Material Definitive Agreement of Form 8-K.

Indemnification Agreements with Directors and Officers

On March 23, 2018, we entered into indemnification agreements (the “Indemnification Agreements”) with each of our current directors and officers (collectively the “Indemnitees”). The Indemnification Agreements clarify and supplement indemnification provisions already contained in our Bylaws and generally provide that we shall indemnify the Indemnitees to the fullest extent permitted by Nevada law, subject to certain exceptions, against expenses, judgments, fines and other amounts actually and reasonably incurred in connection with their service as a director or officer and also provide for rights to advancement of expenses and contribution. The foregoing description of the Indemnification Agreements is qualified in its entirety by the form of Indemnification Agreement incorporated herein by reference as Exhibit 10.27 to this Annual Report on Form 10-K.

Compensatory Arrangements of Certain Officers.

Bonus Awards 2017

On March 23, 2018 the Board of Directors approved a discretionary 2017 cash bonus award for Peter Hoang, our Chief Executive Officer in the amount of $11,300.

On March 23, 2018 the Compensation Committee approved 2017 bonus awards for each of Dr. Wilson, our executive Chairman and strategic advisor and Mr. Loiacono, our Chief Financial Officer for their performance during 2017 in the amounts of $25,600 and $30,000, respectively.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers and their respective ages as of the date of this annual report are as follows:

Name	Age	Position with the Company
Dr. Glynn Wilson	71	Chairman of the Board
Peter L. Hoang	46	President, Chief Executive Officer and a Director
Sherry Grisewood	65	Independent Director
David Laskow-Pooley	63	Independent Director
Mark Reddish	63	Independent Director
Joshua Silverman	47	Independent Director
Frederick Wasserman	63	Independent Director
Michael J. Loiacono	52	Chief Financial Officer and Chief Accounting Officer

The following describes the business experience of each of our directors and executive officers, including other directorships held in other public companies:

Directors of the Company

Glynn Wilson, Ph. D., Chairman of the Board

Dr. Wilson has served as a director since February 2005 and served as a chairman since July 2009. Dr. Wilson currently serves as a strategic advisor to the Company. Dr. Wilson served as Chief Executive Officer between July 2009 and September 2017 and served as our President between November 2015 and September 2017 (except between July 2016 and April 2017 where a former officer served as President), following which Mr. Hoang was appointed to serve as President and Chief Executive Officer. Prior to joining us, Dr. Wilson was President and Chief Scientific Officer of Auriga Pharmaceuticals, a public specialty pharmaceutical company. Dr. Wilson was Research Area Head, Cell and Molecular Biology in Advanced Drug Delivery at Ciba-Geigy Pharmaceuticals from 1984-1989 and Worldwide Head of Drug Delivery at SmithKline Beecham from 1989 to 1994. He was the Chief Scientific Officer at Tacora Corporation from 1994 to 1997 and was the Vice-President, R&D, at Access Pharmaceuticals from 1997 to 1998. Dr. Wilson was President and Chief Scientific Officer of Auriga Pharmaceuticals, a public specialty pharmaceutical company from 2004 until 2006. He was a faculty member at Rockefeller University, New York, in the laboratory of the Nobel Laureates, Sanford Moore and William Stein, from 1974 to 1979. He is a recognized leader in the development of drug delivery systems and has been involved in taking lead products & technologies from concept to commercialization. Dr. Wilson has a Ph. D. in Biochemistry and conducted medical research at The Rockefeller University, New York.

Dr. Wilson brings an extensive background of success in corporate management and product development with tenures in both major multinational pharmaceutical companies and start-up pharmaceutical/biotech organizations.

Peter L. Hoang, President and Chief Executive Officer

Mr. Hoang has served as a director since September 2017. Mr. Hoang also serves as our President and Chief Executive Officer, positions which he commenced, September 22, 2017 succeeding Dr. Wilson, who remains as our Chairman. Prior to joining us, Mr. Hoang served as Senior Vice President of Business Development and Strategy at Bellicum Pharmaceuticals from [November 2014 to March 2017, as the Managing Director of Innovations at The University of Texas MD Anderson Cancer Center, where he headed the new venture formation and development effort for the institution from September 2012 to November 2014. Before joining MD Anderson, Mr. Hoang served as a senior investment banker from November 2010 to March 2012, most recently as Managing Director and head of healthcare mergers & acquisitions advisory for CIT Group. Mr. Hoang has also served in the M&A departments at Oppenheimer, J.P. Morgan, Merrill Lynch, and Deutsche Bank. He earned an M.B.A. with high honors distinction from the Anderson School of Management at UCLA and a B.A. from Yale University.

Mr. Hoang brings over twenty years of investment banking, venture capital, immuno-oncology and public company executive management experience to us.

Sherry Grisewood, Director

Ms. Grisewood has served as a director since March 2013. Between December 2012 and June 2017, Ms. Grisewood was associated with Dawson James Securities Inc., first as Managing Director, Corporate Finance until September 2015 and most recently as Managing Partner, Life Science Research. Prior to joining Dawson James, over a 12-year period as an investment banker Ms. Grisewood led Lifesciences specialty investment banking practices for two New York-based investment banks and acted as an independent strategic advisor and consultant in life sciences. Prior to consulting for investment banks, Ms. Grisewood served as Director of Research for a mid-tier brokerage company and a leading independent investment research company. She currently serves on the Board of Mobitech Regenerative Medicine, a private medical device company, and has served as a Board member of BRTI Life Sciences and Conception Technology, both private medical device companies. Ms. Grisewood is a member of the American Society of Gene and Cell Therapy, the Tissue Engineering and Regenerative Medicine Society International, Women in Bio and the CFA Institute. Ms. Grisewood holds a Bachelor of Science degree in Life Science from Ramapo College of New Jersey.

Ms. Grisewood has over 30 years of securities industry experience in a range of investment banking, advisory and research-related activities and Ms. Grisewood brings a wealth of knowledge about the securities and biomedical industries to us. Ms. Grisewood has participated in over 70 transaction-related projects involving initial public offerings, secondary offerings, PIPE’s, private equity, M&A and licensing transactions. These deals and projects represented US, Canadian, Scandinavian, UK, Chinese and Australian clients with advanced therapeutic technologies and delivery systems in the life sciences such as those addressing nucleic acid therapeutics, regenerative medicine, immune-therapy, CNS diseases, or leading-edge device technologies for life science special situations.

David Laskow-Pooley, Director

Mr. Laskow-Pooley has served as a director since March 2015. Mr. Laskow-Pooley is currently CEO of LondonPharma Ltd, a clinical stage company re-purposing approved drugs through novel drug delivery technologies, where he has been employed since April 2012. He is also a Co-founder of Pharmafor Ltd, a small company incubator. Mr. Laskow-Pooley was formerly Managing Director (UK) of Nasdaq-listed drug discovery platform company, OSI, where he was employed from 2002 to 2004. Mr. Laskow-Pooley also was part of the corporate team that developed and launched Tarceva for the treatment of lung cancer with marketing partners Roche and Genentech. Mr. Laskow-Pooley is a pharmacist with more than 40 years of experience in the Pharmaceutical, Diagnostic and Device sectors, and has had a distinguished career in multinational pharmaceutical companies including Glaxo SmithKline and Abbott, in addition to Life Technologies (Biotech Life Sciences) and Amersham, now GE Healthcare (Diagnostic Imaging). Mr. Laskow-Pooley currently serves on the boards of directors of Pharmafor Ltd, a UK private company and Neurovive AB, a Swedish and US public company. Mr. Laskow-Pooley attended the Sunderland School of Pharmacy and received his BS degree in Pharmacy.

Mr. Laskow-Pooley brings extensive experience in the pharmaceutical industry, and with start-up and early stage pharmaceutical/biotech organizations, to us.

Mark Reddish, Director

Mr. Reddish has served as a director since April 2012. Mr. Reddish joined the Company as Vice-President of Product Development between November 2011, and February 2012. Mr. Reddish previously served as Vice President of Product Development and Principal Investigator, Biodefense at ID Biomedical, Bothell, WA, where he was employed from 1998 to 2005. At Biomira Inc. (renamed Oncothyreon), where he was senior director of Research Immunology from 1991 to 1998, he was responsible for development of their FDA approved tumor marker assays (CA15-3, CA-125, CA19-9, PSA) and lead early research and clinical development of their immunotherapeutic vaccine program. Mr. Reddish has a degree in Biology from Bates College.

Mr. Reddish brings thirty-five years of biomedical experience ranging from clinical and academic research to industrial product development and has already brought significant value and insight to us. Mr. Reddish has over 50 publications in the areas of immunology and microbiology and a number of issued and pending patents in the area of vaccine technologies.

Frederick Wasserman, Director

Mr. Wasserman has served as a director since January 2016. Mr. Wasserman is a business executive with over 35 years of business experience, having served at various companies in roles including Chief Executive Officer, President, Chief Operating Officer and Chief Financial Officer. Mr. Wasserman is currently the President of FGW Partners LLC, Pennington, NJ, where he has been employed since 2007. Mr. Wasserman currently serves on the boards of directors of DHL Holdings Corp, MAM Software Group, Inc., and SMTC Corporation. Mr. Wasserman was employed as a certified public accountant from 1976 to 1989. He earned a Bachelor of Science degree from The Wharton School at The University of Pennsylvania in 1976.

Mr. Wasserman brings to our Board an extensive array of business and industry experience as well as experience as a director of public companies.

Joshua Silverman, Director

Mr. Silverman has served as a director since November 2016. Mr. Silverman is the co–founder and Managing Member of Parkfield Funding LLC, an investment and consulting firm, since August 1, 2016. Mr. Silverman was a former Principal and Managing Partner of Iroquois Capital Management, LLC (“Iroquois”), where he served as Co–Chief Investment Officer of Iroquois from 2003 until August 1, 2016. From 2000 to 2003, Mr. Silverman served as Co–Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to the President of the United States. In the past five years, Mr. Silverman has served on the boards of directors of Neurotrope, Inc., MGT Capital Investments Inc., National Holdings Corporation, Alanco Technologies Inc., Protagenic Therapeutics, Inc. and WPCS International Incorporated. Mr. Silverman received his B.A. from Lehigh University in 1992.

Mr. Silverman brings to our Board extensive public company board experience, and financial and investment experience, including with pre-revenue biotechnology companies.

Current Executive Officers and Key Employee

We are led by a team of executives that are chosen by the Board of Directors. Currently, we have three executive officers, set forth below is biographical information for executive officers and certain identified key employees.

Peter L. Hoang, President and Chief Executive Officer.

Mr. Hoang’s biography is included above under Directors of the Company.

Michael J. Loiacono, Chief Financial Officer

Mr. Loiacono has served as our Chief Financial Officer, Secretary and Treasurer since August 25, 2016. Prior to joining us as our Chief Financial Officer, Mr. Loiacono was responsible for the company’s strategic development to include new products and services, new market penetration and maximizing gross and net revenues at FCTI, Inc. Between 2006 and 2013, Mr. Loiacono served as Chief Financial Officer of Global Axcess Corp, a publicly-traded company until it was acquired by FCTI, Inc. At Global Axcess, Michael oversaw the overall financial strategy of the company, including capital raises, mergers & acquisitions, corporate finance, treasury, financial planning and analysis, accounting, investor relations, external auditing and was responsible for Global Axcess’ corporate strategy function. Prior to FCTI/Global Axcess, Michael held various positions of increasing responsibility in finance management through several private and publicly-traded organizations. Michael attended Rutgers University, Business School where he received his B.S. degree.

Michael J. Loiacono has more than 25 years of financial management experience, which includes public company services as a chief financial officer.

Key Employees

Robert T. Florkiewicz

Dr. Florkiewicz serves as the Company’s Senior Director of Molecular Biology & Virology. Dr. Florkiewicz previously served as a consultant to the Company from September 2014 until January 2017. Dr. Florkiewicz has experience in both academic and biotechnology environments. Most recently he conducted research on human embryonic stem cell-based therapies at the University of Washington. He was the Director of Cellular and Molecular Biology and co-founder of Ciblex Corporation, a spin-out from his laboratory at the Scripps Institute, San Diego. He was a patent agent at Seed Intellectual Law Group in Seattle and at ID Biomedical, where he managed the company’s intellectual property portfolio prior to and through its acquisition by GlaxoSmithKline. As a Research Scientist at Synergen, Inc., he helped establish the viral vector and animal cell expression group, and also discovered novel molecular mechanisms modulating FGF2 gene expression. He has a Ph.D. in Molecular and Development Biology from the University of Arizona (focusing on the molecular biology of various RNA viruses) and was a postdoctoral fellow at the Salk Institute (focusing on the intracellular trafficking of proteins encoded by vesicular stomatitis virus).

CORPORATE GOVERNANCE AND BOARD MATTERS

Leadership Structure of the Board of Directors

Our property, affairs and business are under the general management of our Board of Directors as provided by the laws of the State of Nevada and our Bylaws. Our bylaws and corporate governance guidelines do not require that our Chairman and Chief Executive Officer positions be separate but such positions are currently separated between Dr. Wilson as our Chairman and Peter Hoang as our Chief Executive Officer and President.

The Board of Directors conducts its business through meetings of the full Board and through committees of the Board. The Board of Directors has appointed standing Audit, Compensation and Nominating and Governance Committees of the Board of Directors comprised of independent directors. The independent members of our board meet during board meetings in separate executive session without any member of management present.

The Board periodically reviews the size of the Board and recommends any changes it determines to be appropriate given our needs. Under our Bylaws, the number of members on the Board may be increased or decreased by resolution of the Board.

Independence of Directors

Our common stock is listed on a national securities exchange, the Nasdaq Capital Market. Accordingly, in determining whether our directors are independent, we are required to comply with the rules of the Nasdaq Capital Market. We also expect to continue to comply with securities and other laws and regulations regarding the independence of directors, including those adopted under Section 301 of the Sarbanes-Oxley Act and Rule 10A-3 under the Securities and Exchange Act of 1934 with respect to the independence of Audit Committee members. The Nasdaq Capital Market listing standards define an “independent director” as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer's board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director. The Board has affirmatively determined that each of the following directors, constituting a majority of the Board, is independent within the meaning of the Nasdaq Capital Market listing standards:

Sherry Grisewood

David Laskow-Pooley

Mark Reddish

Joshua Silverman

Frederick Wasserman

Such independence definition includes a series of objective tests, including that the director is not an executive officer employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by the Nasdaq Capital Market listing standards, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Meetings of the Board of Directors

In 2017, our board of directors met five times. Our board of directors adopted various resolutions pursuant to five unanimous written consents in lieu of a meeting during the year ended December 31, 2017. Five board members attended 100% of the aggregate of (i) meetings of our board of directors during the year and (ii) the total number of meetings of all committees on our board of directors on which the incumbent directors served. One director attended 80% of the aggregate of (i) the meetings of our board of directors during the year and (ii) the total number of meetings of all committees of our board of directors on which the incumbent directors served. Two directors attended one meeting each, which was 100% of the total number of meeting on which the director served, due to one director leaving the board during the year and one director joining the board during the year.

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

Shareholder Communications with the Board of Directors

Our Corporate Governance Guidelines provide that our Chief Executive Officer are responsible for establishing effective communications with our shareholders. Our board of directors has implemented a process for shareholders to send communications to our board of directors and to specific individual directors. Any shareholder desiring to communicate with our board of directors, or with specific individual directors, may do so by writing to our Secretary at 5 W. Forsyth Street, Suite 200, Jacksonville, Florida 32202. Our Secretary will promptly forward all such sealed communications to our board of directors or such individual directors, as applicable.

Committees of the Board of Directors

Our board of directors has three standing committees – the audit committee, the compensation committee, and the nominating and corporate governance committee. Each of our committees operates pursuant to a written charter which, as in effect from time to time, may be found on our website at www.tapimmune.com. Each of the committees is composed of independent directors, consistent with the independence standards defined by the SEC and NASDAQ. Each committee has the right to retain its own legal and other advisors.

The following table reflects the current membership of each Board committee:

Committee Membership
Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Sherry Grisewood	Chair	√
David Laskow-Pooley	√	Chair	√
Mark Reddish		√	√
Joshua Silverman
Frederick Wasserman	√		Chair
Glynn Wilson(1)

(1) Became non-employee director on September 22, 2017.

Audit Committee

Our Board of Directors has established an Audit Committee which functions pursuant to a written charter last amended by our Board of Directors in July 2016. The Audit Committee members currently consist of Ms. Sherry Grisewood, Mr. David Laskow-Pooley and Mr. Frederick Wasserman with Ms. Grisewood serving as Chair. The Board has affirmatively determined that each such person met the independence requirements for audit committee purposes based on the more stringent independence standards imposed by applicable Nasdaq Capital Market and SEC rules. In addition, the Board of Directors has determined that Ms. Grisewood is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities and Exchange Act of 1934. In March 2004, the Audit Committee adopted a written charter which was modified in November 2015 and amended in July 2016. We believe that its Audit Committee Charter complies with the requirements related to Sarbanes-Oxley and a current copy of the Audit Committee Charter is available on our website at http://tapimmune.com/investors/briefcase. The Audit Committee met five times during 2017.

Compensation Committee

Our Board of Directors has established a Compensation Committee which functions pursuant to a written charter last amended by our Board of Directors in July 2016. The members of the Committee are David Laskow-Pooley, Mark Reddish and Sherry Grisewood. Mr. Laskow-Pooley serves as Chair of the Committee. The Compensation Committee met or acted by written consent once during 2017.

Nominating and Corporate Governance Committee

Our Board of Directors has established a Nominating and Corporate Governance Committee which functions pursuant to a written charter last amended by our Board of Directors in July 2016. The members of the Committee are David Laskow-Pooley, Mark Reddish and Frederick Wasserman. Mr. Wasserman serves as Chair of the Committee. The Nominating and Corporate Governance Committee met or acted by written consent once during 2017.

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

During the year ended December 31, 2017, the executive officers and directors of the Company filed with the Securities and Exchange Commission (the “Commission”) on a timely basis, all required reports relating to transactions involving equity securities of the Company beneficially owned by them. The Company has relied solely on the written representation of its executive officers and directors and copies of the reports they have filed with the Commission in providing this information.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

Employee Directors

The Director compensation program provides that employee Directors receive no additional compensation in connection with their board service.

Non-employee directors

On March 9, 2017 the Board of Directors approved changes to the Director Compensation Program for non-employee directors which provided for the following compensation for our non-employee directors:

•	An annual retainer of $80,000, in lieu of any per board or committee meeting fees (including telephonic meetings), or committee chair fees. The annual retainer is payable as follows:

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

The following table sets forth information relating to compensation earned or paid to our directors for their services as directors in the fiscal year ended December 31, 2017, and excludes compensation paid to our directors for their services as executive officers:

Director Compensation Table
Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards (2)	All Other Compensation	Total
Glynn Wilson(3)	-	-	-	-	-
Peter Hoang(3)	-	-	-	-	-
Sherry Grisewood	$40,000	$40,000	-	-	$80,000
David Laskow-Pooley	$40,000	$40,000	-	-	$80,000
Mark Reddish	$40,000	$40,000	-	-	$80,000
Joshua Silverman	$40,000	$40,000	-	-	$80,000
Frederick Wasserman	$40,000	$40,000	-	-	$80,000

(1) The above table excludes a former director and officer, Dr. John Bonfiglio. Dr. Bonfiglio received no compensation during 2017 as a director.

(2) As of the end of the year directors Wilson, Hoang, Grisewood, Laskow-Pooley, Reddish, Silverman and Wasserman have aggregate options to acquire 168,167, 0, 12,500, 12,500, 12,875, 12,500, 12,500 and 12,500, respectively and there are no stock awards outstanding for any non-employee director.

(3) There was no amount paid to Dr. Wilson or Mr. Hoang for their services as directors given their services to us as executive officers. See Summary Compensation Table.

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of our Board of Directors is responsible for establishing and evaluating our policies governing the compensation of our executive officers, including our named executive officers. The Compensation Committee reviews and proposes recommendations to the Board of Directors regarding the compensation to be paid to the Chief Executive Officer. In addition, the Compensation Committee reviews and approves the compensation to be paid to all other executive officers. The Compensation Committee ensures that the total compensation paid to our executive officers is fair, reasonable and competitive.

Compensation Objective

Our executive compensation programs are designed to achieve the following objectives:

•	Attract and retain talented and experienced executive officers;

•	Motivate and reward executive officers whose knowledge, skills, performance and business relationships are critical to our success;

•	Align the interests of our executive officers and stockholders by motivating executive officers to ultimately increase stockholder value;

•	Compensate our executive officers to manage our business to meet our short term and long-range goals;

•	Ensure fairness among the executive officers by recognizing the contributions each executive officer makes to our success; and

•	Provide a competitive compensation package which includes some pay for performance factors.

Role of Others in Compensation Decisions

The Compensation Committee makes all of the decisions with respect to the compensation received by our executive officers other than our chief executive officer which the Committee reviews and proposes recommendations to the Board of Directors. The Compensation Committee meets outside the presence of all of our executive officers to consider appropriate compensation recommendations for our chief executive officer. For all other executive officers, the Compensation Committee meets outside the presence of all executive officers except for our chief executive officer. Our chief executive officer periodically reviews each of the other executive officers’ performance with the Compensation Committee and makes recommendations to the Compensation Committee with respect to any appropriate changes in base salary, bonus and grants of long-term equity incentive awards for the executive officers, excluding himself. Based in part on these recommendations and other considerations, the Compensation Committee reviews and approves such compensation arrangements of our executive officers other than our chief executive officer. The Compensation Committee also annually analyzes the chief executive officer’s performance and determines his salary, annual cash bonus and grants of long-term equity incentive awards and makes recommendations to the Board of Directors. The Compensation Committee reviews and makes recommendations to the Board of Directors regarding all new equity related incentive plans for senior management.

Consideration of Stockholder Advisory Vote on Executive Compensation

The Compensation Committee also expects to consider the results of our stockholder advisory vote on executive compensation. The Board of Directors determined that stockholder advisory votes on executive compensation will be submitted to stockholders of the Company annually until the next required advisory vote on the frequency of conducting advisory votes on executive compensation.

Clawback Policy

In order to further align management's interests with those of stockholders and to support our governance practices, the Board of Directors adopted a recoupment policy applicable to annual bonuses and other short-term and long-term incentive compensation based on financial targets (“Incentive Compensation”) received by current and former executive officers of the Company and such other senior executives/employees of the Company who may from time to time be deemed subject to the policy by the Board of Directors (“Covered Executive”). The policy provides that if, as a result of a restatement of our financial statements due to our material noncompliance with any financial reporting requirement under the securities laws, a Covered Executive received more Incentive Compensation than the Covered Executive would have received absent the incorrect financial statements, the Company shall recover said excess Incentive Compensation (defined as the excess of (i) the actual amount of Incentive Compensation paid to the Covered Executive over (ii) the Incentive Compensation that would have been paid based on the restated financial results during the three-year period preceding the date on which the Company is required to prepare such restatement). The policy also provides that if the Board of Directors makes a determination in its sole discretion that a Covered Executive engaged in Misconduct (as defined below), the Board of Directors may require reimbursement or forfeiture of all or part of the Incentive Compensation received by the Covered Executive. The Board of Directors may use its judgment in determining the amount to be recovered. Misconduct is defined as (i) conviction of a felony, (ii) material breach of any agreement with the Company, (iii) material breach of any Company policy or code, (iv) act of theft, embezzlement or fraud, (v) misrepresentation or misstatement of financial or performance results, and (vi) any other act or event that the Board of Directors has determined that recoupment is appropriate.

2017 Executive Compensation Components

For the fiscal year ended December 31, 2017, the principal components of compensation for our executive officers were:

•	Annual base salary;

•	Bonus;

•	Stock Awards;

•	Option Awards; and

•	Other benefits.

Annual Base Salary

Base salary is designed to attract and retain experienced executive officers who can drive the achievement of our goals. While the initial base salary for our executive officers was determined by an assessment based upon the responsibilities of the position, the expected contribution of the position to our business, the experience and skill required for the position, and competition in the marketplace for the talent; the factors used in determining increases in base salary include individual performance, changes in role and/or responsibility and changes in the competitive market environment. The Compensation Committee periodically reviews the base salary for each executive officer.

Bonus

The Company awarded discretionary bonuses to the named executive officers during 2017. The Company expects to establish a bonus plan for the executive officers for 2018 and executive officers and employees may also be considered for discretionary bonuses by the Compensation Committee and recommended at the discretion of the Compensation Committee for approval by our Board of Directors.

Long-Term Equity Incentive Compensation

The Company awards long-term equity incentive awards to executive officers, including the named executive officers, as part of a total compensation package. These awards are consistent with our pay for performance principles and align the interests of the executive officers to the interests of our stockholders. The Compensation Committee reviews and approves the amount of each award to be granted to each named executive officer. Long-term equity incentive awards are made pursuant to the 2014 Omnibus Stock Ownership Plan.

Our long-term equity incentives are currently in the form of options to acquire our common stock. Stock option awards provide our executive officers with the right to purchase shares of its common stock at a fixed exercise price for a period of up to ten years under the 2014 Omnibus Stock Ownership Plan. Stock options are granted under the 2014 Omnibus Stock Ownership Plan at a price not less than the prevailing market value at the time of grant and will have realizable value only if our stock price increases. Stock options are earned on the basis of continued service to the Company and generally vest over a number of years or based upon other specific performance based criteria.

Our long-term equity incentives also can be in the form of restricted share awards of our common stock under the 2014 Omnibus Stock Ownership Plan. Restricted stock awards provide our executive officers with the shares of our common stock subject to certain restrictions and/or vesting requirements. Restricted stock shares will be earned on the basis of continued service to the Company and will vest as set forth in the separate award agreements.

The Compensation Committee determines the amount and features of the stock options and/or restricted stock, if any, to be awarded to executive officers. The Compensation Committee evaluates a number of criteria, including the past service of each such executive officer to the Company, the present and potential contributions of such executive officer to our success and such other factors as the Compensation Committee shall deem relevant in connection with accomplishing the purposes of the 2014 Omnibus Stock Ownership Plan, including the executive officer’s current stock holdings, years of service, position with the Company and other factors. The Compensation Committee does not expect to apply a formula assigning specific weights to any of these factors when making its determination.

Other Benefits

Retirement Benefits. We do not currently have any retirement plan in place for our executive officers or employees.

Health and Welfare Benefits. All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage as may be provided and applicable to all employees.

Perquisites. Because we provide limited perquisites to our executive officers, we do not believe these perquisites and other personal benefits constitute a material component of the executive officers’ compensation packages.

Employment Agreements

During 2017, we had employment agreements in effect with Mr. Peter Hoang, Dr. Glynn Wilson and Mr. Michael J. Loiacono. We amended the employment agreement with Dr. Wilson to provide for a change in his role from President and Chief Executive Officer to a strategic advisor. See “Employment Agreements”. We entered into employment agreements with these officers to ensure that they would perform their respective roles with the Company for an extended period of time. In addition, we also considered the critical nature of each of their positions and our need to retain them when we committed to these agreements. See “Employment Contracts and Change in Control Arrangements.”

2017 Bonus Plan

On July 6, 2017, the Board of Directors approved the 2017 bonus program for Dr. Wilson and Mr. Loiacono as recommended by the Compensation Committee. Under such bonus program, Dr. Wilson and Mr. Loiacono were eligible for bonuses of up to $102,500 and $60,000, respectively, equaling up to 50% and 30%, of their respective base salaries (each a “Bonus Target”).

The bonuses payable to Dr. Wilson were to be based upon the achievement of the following objectives:

(i) up to 40% of the Bonus Target for meeting scientific, technical and clinical objectives;

(ii) up to 20% of the Bonus Target for financial performance and corporate objectives related to our raising capital; and

(iii) up to 40% of the Bonus Target designated to be discretionary as determined by the Board.

The bonuses payable to Mr. Loiacono were to be based upon the achievement of the following objectives:

(i) up to 33.3% of the Bonus Target for meeting corporate and operational objectives;

(ii) up to 33.3% of the Bonus Target for financial performance objectives including related to our raising capital; and

(iii) up to 33.3% of the Bonus Target designated to be discretionary as determined by the Board.

The bonuses were to be paid in a combination of cash and common stock at the discretion of the Compensation Committee.

Because Mr. Hoang joined the Company in September 2017, his employment agreement with us provided that any bonus for 2017 would be at the discretion of the Board.

2017 Compensation Decisions

We believe that the total compensation paid to our named executive officers for the fiscal year ended December 31, 2017 achieved the overall objectives of our executive compensation program. In accordance with our overall objectives, we believe executive compensation for 2017 was competitive with other similarly-sized companies. The Compensation Committee took the following key compensation actions in 2017:

•	Determination of Annual Base Salaries

The Compensation Committee did not authorize, recommend or approve any changes in the annual base salaries for any of the Company named executive officers during 2017, except Dr. Wilson’s annual base salary was reduced in connection with the amendment to his employment agreement.

•	Determination of Equity Awards:

During the year ended December 31, 2017, we made equity awards to certain of our named executive officers. See Summary Compensation Table.

•	Determination of Bonuses:

The Compensation Committee awarded discretionary bonuses for 2017 to the named executive officers pursuant to the terms of their employment agreements. The bonuses awarded to our named executive officers were paid in cash and immediately vested shares of our common stock issued under our 2014 Omnibus Stock Ownership Plan. See Summary Compensation Table below:

Summary Compensation Table

The following table sets forth the compensation earned by our executive officers for their services as executive officers during our fiscal years ended December 31, 2017 and December 31, 2016:

Summary Compensation Table
				Stock	Option	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)

Peter Hoang (1)	2017	90,625	11,300	795,000	-	-	896,925
CEO and Principal Executive Officer

Glynn Wilson (2)	2017	261,340	25,600	318,000	-	-	604,940
Strategic Advisor, Former CEO and Principal Executive Officer	2016	276,200	110,000	191,000	-	49,200	626,400

Michael J. Loiacono (3)	2017	200,000	30,000	-	-	-	230,000
Chief Financial Officer, Chief Accounting Officer and Principal Accounting Officer	2016	66,900	10,000	-	308,700	21,600	407,200

(1) Mr. Hoang became our Chief Executive Officer and President on September 22, 2017 and entered into an employment agreement with us. See” Employment Agreements”. The salary for Mr. Hoang reflects the portion of the year he served us in the capacity as an officer from the time his employment became effective. The stock award represents the fair market value of an award of 250,000 shares under our 2014 Omnibus Stock Ownership Plan (“Incentive Plan”) (based upon the fair value of $3.18 per share on the date of issuance) issued to Mr. Hoang upon commencement of his employment pursuant to the terms of his employment agreement.

(2) The amount reflected as salary paid to Dr. Wilson during 2017 was paid pursuant to the terms of our employment agreement with Dr. Wilson, (as amended on September 2017) when Dr. Wilson transitioned to a strategic advisor role and Mr. Hoang became our Chief Executive Officer and President. See “Employment Agreements”. At the time of the amendment, Dr. Wilson was issued 110,000 shares of common stock that vested immediately under our Incentive Plan and the amount in the table reflects the fair value of the award on the date of issuance based on $3.18 per share.

(3) The amount reflected as salary in the table for to Mr. Loiacono during 2017 was based upon the terms of his employment agreement with us. See “Employment Agreements.”

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

The following table sets forth information as at December 31, 2017 relating to outstanding equity awards for each named executive officer:

Outstanding Equity Awards at Year End Table(3)
Name	Number of Securities Underlying Unexercised Options (exercisable)		Number of Securities Underlying Unexercised Options (unexercisable)	Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date
Glynn Wilson	166,667		-	-	$7.26		12/11/2025
Strategic Advisor	1,333	(1)	-	-	$204.00	(2)	10/14/2019
	133	(1)	-	-	$204.00	(2)	2/16/2021

Michael J. Loiacono Chief Financial Officer, Chief Accounting Officer and Principal Accounting Officer	27,546		26,621	-	$5.70		8/25/2026

(1)	The plan under which these shares were issued was approved by the Board of Directors and the stockholders in 2009 but did not come into effect until February 22, 2010.
(2)	Effective February 16, 2011, the option exercise price was reduced to $204.00.
(3)	Share amounts reflected in this table have been adjusted to reflect the one for twelve reverse split that occurred on September 15, 2016, unless such share awards occurred after the date of the reverse split.

Employment Agreements

Peter Hoang

The Company and Mr. Hoang entered into an Employment Agreement on September 22, 2017 pursuant to which Mr. Hoang agreed to serve as the Company’s President and Chief Executive Officer and which provides that Mr. Hoang’s base salary will be $362,500 per year. The term of the agreement is for three years and will be automatically extended for an additional 12 months unless terminated by Mr. Hoang or the Company.

In connection with the execution of Mr. Hoang’s employment agreement he will be granted 250,000 shares of restricted stock, all of which immediately vested under the Company’s Plan. Additionally, on the first anniversary of his employment agreement, Mr. Hoang shall, subject to certain conditions, be eligible to receive a grant of stock options to purchase the number of shares equal to one percent (1%) of the then-outstanding common stock of the Company under the Plan at an exercise price equal to the fair market value of the common stock at the time of such grant, provided that certain requirements are satisfied. The options granted, if made, shall be immediately vested. In addition, on the second and third anniversaries of the employment agreement, Mr. Hoang shall, subject to certain conditions, be eligible to receive, on each such date, an additional grant of stock options to purchase the number of shares equal to one percent (1%) of the then-outstanding common stock of the Company under the Plan at an exercise price equal to the fair market value of the common stock at the time of such grant, provided that certain requirements are satisfied. These options if made, shall be subject to such further vesting conditions, including performance criteria, as mutually agreed to by Mr. Hoang and the Board.

Dr. Glynn Wilson

Dr. Glynn Wilson has been a longstanding executive of the Company and was appointed as the Company’s Executive Chairman on July 1, 2009. The Company and Dr. Wilson entered into a new employment agreement on November 12, 2015, which was subsequently amended on July 18, 2016 and September 22, 2017. As a result of the most recent amendment where Dr. Wilson transitioned the role of President and Chief Executive Officer to Mr. Peter Hoang on September 22, 2017, Dr. Wilson agreed to serve as the Company’s Strategic Advisor until December 31, 2018. The amended employment agreement provided that Dr. Wilson’s annual base salary is $205,000. In connection with entering into the September 22, 2017 amendment, Dr. Wilson received equity awards under our Plan consisting of an award of 100,000 shares of unregistered common stock, which immediately vested. In addition, upon the first anniversary of the execution of September 22, 2017 amendment, Dr. Wilson will be eligible to receive, subject to certain conditions, an additional grant of restricted common stock equal to $300,000.

Michael J. Loiacono

On August 25, 2016, we entered into an Employment Agreement with Michael J. Loiacono, which provides that Mr. Loiacono’s base salary will be $200,000 per year. Pursuant to that agreement, Mr. Loiacono agreed to serve as our Chief Financial Officer and Chief Accounting Officer. The term of the agreement is for two years and will be automatically extended for an additional 12 months prior to the end of the term, or no later than ninety (90) days prior to the end of any such successive 12-month term unless terminated by Mr. Loiacono or the Company.

In connection with the execution of Mr. Loiacono’s employment agreement, he was granted equity awards under the Company’s Plan consisting of stock options to purchase 54,167 shares of the Company’s common stock at an exercise price of $5.70 per share equal to the fair market value of the common stock on the day immediately preceding the execution of the employment agreement, with 6,250 shares vesting immediately and the remaining shares vesting in 36 equal monthly installments of 1,331 shares on the last day of each of the 36 months following the grant date.

Similar Employment Agreement Terms of Named Executive Officers

Each of the named executive officers is eligible to receive an annual performance bonus of up to 50% of their base salary payable in immediately vested shares of common stock or cash at the Board’s discretion. In addition, each of the named executive officers is eligible to participate in the Company’s benefit plans, and is entitled to vacation, sick leave and reimbursement of appropriate business expenses.

If a named executive officer’s employment is terminated by us for Cause (as defined in their respective employment agreements) or by a named executive officer during the term of the agreement, he will be entitled to receive his (i) then-current annual base salary through the date of termination; (ii) any reimbursable expenses for which he has not yet been reimbursed as of the date of termination; and (iii) any other rights and vested benefits (if any) provided under employee benefit plans and programs of the Company, determined in accordance with the applicable terms and provisions of such plans and programs (“Accrued Compensation”).

If a named executive officer’s employment is terminated by us without “Cause” or by him for “Good Reason” (as defined in their respective employment agreements), subject to his execution of a release of claims against us, and in addition to the payment of the Accrued Compensation, the Company is obligated to make payments to such named executive officer within 60 days after his termination date equal to 2/3 (in the case of Dr. Wilson), twelve months (in the case of Mr. Hoang) or six months (in the case of Mr. Loiacono) of his annual base salary, as in effect at the termination date, plus any earned but unpaid bonus (the “Additional Severance Payments”).

Upon a non-renewal of Mr. Hoang’s employment agreement by the Company at the end of the term, Mr. Hoang will be entitled to be paid 12 months of his annual base salary over a twelve-month period.

The employment agreements of the named executive officers also contain change of control provisions providing that if the named executive officers’ employment with the Company is terminated by the Company without Cause or by them for Good Reason (in the case of Dr. Wilson, Mr. Hoang and Mr. Loiacono) during the period of ninety (90) days (in the case of Dr. Wilson and Mr. Loiacono) or six months (in the case of Mr. Hoang) following a Change in Control (as that term is defined below) of the Company, in lieu of the Additional Severance Payments described above, the named executive officers will be entitled to receive a severance payment equal to the sum of (i) 2/3 of (in the case of Dr. Wilson), eighteen (18) months of (in the case of Mr. Hoang), eight (8) months of (in the case of Mr. Loiacono) their respective annual base salary, at the higher of the base salary rate in effect on the date of termination or the base salary rate in effect immediately before the effective date of the Change of Control (in the case of Dr. Wilson, Mr. Hoang and Mr. Loiacono), and (ii) their Performance Bonus for the year which includes the effective date of the Change in Control, payable at the target level of performance, which will be paid in a single lump sum after his execution and non-revocation of the Release (in the case of Dr. Wilson, Mr. Hoang and Mr. Loiacono. In addition, they will also receive in the same payment the amount of any performance bonus that, as of the date of termination, has been earned by the named executive officers but has not yet been paid by the Company (in the case of Dr. Wilson, Mr. Hoang and Mr. Loiacono). If the named executive officers hold any stock options or other stock awards granted under the Company’s 2014 Omnibus Stock Ownership Plan which are not fully vested at the time their employment with the Company is terminated by the Company without Cause during the period of ninety (90) days (in the case of Dr. Wilson, and Mr. Loiacono) or six months (in the case of Mr. Hoang) following a Change in Control, such equity awards shall become fully vested as of the termination date. For purposes of the employment agreement, the term “Change in Control” means a transaction or series of transactions which constitutes a sale of control of the Company, a change in effective control of the Company, or a sale of all or substantially all of the assets of the Company, or a transaction which qualifies as a “change in ownership” or “change in effective control” of the Company or a “change in ownership of substantially all of the assets” of the Company under the standards set forth in Treasury Regulation section 1.409A-3(i)(5) (in the case of Dr. Wilson, Mr. Hoang and Mr. Loiacono).

The named executive officer employment agreements contain customary covenants regarding confidentiality and works for hire. During their employment term and for a period of 12 months thereafter, Dr. Wilson, Mr. Hoang and Mr. Loiacono covenant not to compete with us and not to solicit any of our customers, vendors or employees.

Dr. Wilson, Mr. Hoang’s and Mr. Loiacono’s employment agreements also provide that each of the payments and benefits under the agreements are subject to compliance with Section 409A of the Code and it includes time of payment language intended to comply with Section 409A requirements.

The foregoing summary of the employment agreements of our named executive officers is qualified in its entirety by the specific terms of the employment agreements of the named executive officers previously filed with the SEC which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this annual report, certain information regarding the ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our Chief Executive Officer and (iv) all of our directors and our Chief Executive Officer as a group. Unless otherwise indicated, the address of each person shown is c/o TapImmune Inc., 5 W. Forsyth Street, Suite 200, Jacksonville, Florida 32202. Beneficial ownership, for purposes of this table, includes options and warrants to purchase common stock that are either currently exercisable or will be exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors and Officers:
Dr. Glynn Wilson, Chairman (2)	326,350	3.0%
Peter L Hoang, Chief Executive Officer, President and Director (2)	179,711	1.7%
Mark Reddish, Director (4)	44,879	*
Sherry Grisewood, Director (5)	27,976	*
David Laskow-Pooley, Director (6)	25,615	*
Frederick Wasserman, Director (7)	25,615	*
Joshua Silverman, Director (8)	395,036	3.6%
Michael J. Loiacono, Chief Financial Officer (9)	38,195	*
All executive officers and directors as a group (8 persons)	1,063,377	9.5%

5% Stockholders:
Eastern Capital Limited (10) 10 Market St. #773 Camana Bay, Grand Cayman KY1-1206 Cayman Islands	4,000,002	32.6%
Brio Capital Master Fund Ltd. (11) 100 Merrick Road, Suite 401 W. Rockville Center, NY 11570	798,044	7.3%
Iroquois Capital Management L.L.C. (12) (14) 205 East 42nd St., 20th Floor New York, NY 10017	851,110	5.5%

Richard Abbe (13) (14) 205 East 42nd St., 20th Floor New York, NY 10017	1,130,836	7.3%

*       Less than one percent (1%)

(1)       Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding as of the date of this annual report. As of March 16, 2018, there were 10,626,140 shares of common stock issued and outstanding.

(2) This figure includes 158,217 shares directly owned by Dr. Wilson, and 168,133 shares subject to stock options exercisable through July 2018.

(3) This figure includes 179,711 shares directly owned by Mr. Hoang.

(4) This figure includes 32,004 shares directly owned by Mr. Reddish and 12,875 shares subject to currently exercisable stock options exercisable through July 2018 awarded pursuant to the director compensation program.

(5) This figure includes 15,476 shares directly owned by Ms. Grisewood and 12,500 shares subject to stock options exercisable through July 2018 awarded pursuant to the director compensation program.

(6) This figure includes 13,115 shares directly owned by Mr. Laskow-Pooley and 12,500 shares subject to stock options exercisable through July 2018 awarded pursuant to the director compensation program.

(7) This figure includes 13,115 shares directly owned by Mr. Wasserman and 12,500 shares subject to stock options exercisable through July 2018 awarded pursuant to the director compensation program.

(8) This figure includes 13,115 shares directly owned by Mr. Silverman and 10,420 shares subject to stock options exercisable through July 2018 awarded pursuant to the director compensation program. In addition, includes 153,333 shares and currently exerciseable warrants to acquire 218,168 shares held indirectly by Mr. Silverman through JNS Holdings Group, LLC

(9) This figure includes 38,195 shares subject to currently exercisable stock options owned by Mr. Loiacono and excludes 15,972 shares subject to options that have not yet vested.

(10) All information is based upon the Schedule 13D jointly filed with the Securities and Exchange Commission by Eastern Capital Limited, Portfolio Services LTD. and Kenneth B. Dart, on August 25, 2017. Eastern Capital Limited beneficially owns 2,333,334 shares of common stock and 1,666,668 shares of common stock issuable upon exercise of the Series A-1 Warrants, Series D-1 Warrants, Series E-1 Warrants and Series F-1 Warrants. Eastern Capital Limited has shared voting and dispositive power of the shares it beneficially owns with its parent, Portfolio Services Ltd. and Kenneth B. Dart. All warrants are subject to a limit of exercise to the extent (and only to the extent) that Eastern Capital Limited or any of its affiliates would beneficially own in excess of 49.9% of the common stock after giving effect to such exercise.

(11) All information is based upon the Schedule 13G filed with the Securities and Exchange Commission by Brio Capital Master Fund Ltd. on January 26, 2018. Brio Capital Management LLC, is the investment manager of Brio Capital Master Fund Ltd. and has the voting and investment discretion over securities held by the Brio Capital Fund Ltd. Shaye Hirsch, in his capacity as Managing Member of Brio Capital Management LLC, makes voting and investment decisions on behalf of Brio Capital Management LLC in its capacity as the investment manager of Brio Capital Master Fund Ltd. Includes shares able to be acquired from all Series C and F Warrants (391,688 shares) but excludes shares able to be acquired from Series D and Series E Warrants (332,705 shares) due to blocker provisions. The Series C Warrants and Series F Warrants are subject to a limit of exercise to the extent (and only to the extent) that Brio Capital Master Fund Ltd. or any of its affiliates would beneficially own in excess of 9.9% of the common stock after giving effect to such exercise. The Series D Warrants and Series E Warrants are subject to a limit of exercise to the extent (and only to the extent) that Brio Capital Master Fund Ltd. or any of its affiliates would beneficially own in excess of 4.9% of the common stock after giving effect to such exercise.

(12) Information is based upon the Schedule 13G jointly filed with the Securities and Exchange Commission by Iroquois Capital Management L.L.C. (“Iroquois”), Richard Abbe and Kimberly Page on February 14, 2018 and information provided from Iroquois. Includes 382,754 shares of common stock and warrants to purchase 468,356 shares of common stock (260,024 shares pursuant to Series A Warrants (104,167), Series D Warrants (104,168) and Series E Warrants (51,689), and 208,332 shares pursuant to Series C Warrants (109,999) and Series F Warrants (98,333)) held by Iroquois Master Fund Ltd. (the “Fund”). Mr. Abbe shares authority and responsibility for the investments made on behalf of the Fund with Ms. Page, each of whom is a director of the Fund. Iroquois is the investment manager for the Fund and Mr. Abbe is the President of Iroquois.

(13) Information is based upon the Schedule 13G jointly filed with the Securities and Exchange Commission by Iroquois Capital Management L.L.C. (“Iroquois”), Richard Abbe and Kimberly Page on February 14, 2018 and information provided from Iroquois. Includes the information in footnote 12 above and includes 48,775 shares of common stock and warrants to purchase 59,416 shares of common stock beneficially owned indirectly by Mr. Abbe (by Kensington Investment Group LLC). In addition, each of The Samantha Abbe Irrevocable Trust, The Talia Abbe Irrevocable Trust and The Bennett Abbe Irrevocable Trust held 25,956, 25,954 and 25,954 shares of common stock, respectively, and warrants to purchase 31,225, 31,223 and 31,223 shares of common stock, respectively, consisting of Series A, C, D, E and F warrants. In addition, by virtue of his position as a custodian or trustee of certain Accounts (The Samantha Abbe Irrevocable Trust, The Talia Abbe Irrevocable Trust and The Bennett Abbe Irrevocable Trust), Mr. Abbe may be deemed to be the beneficial owner of the shares of common stock held by, and underlying the warrants (subject to applicable blockers) held by, such Accounts. Mr. Abbe hereby disclaims any beneficial ownership of any such shares of common stock except to the extent of his pecuniary interest therein.

(14) The Series A Warrants, Series D Warrants and Series E Warrants held by the Fund and those held by Richard Abbe and the Accounts are subject to a limit of exercise to the extent (and only to the extent) that Iroquois or any of its affiliates, or Richard Abbe or any of his affiliates, respectively, would beneficially own in excess of 4.9% of the common stock after giving effect to such exercise. The Series C and Series F Warrants are subject to a limit of exercise to the extent (and only to the extent) that Iroquois or any of its affiliates, or Mr. Abbe or any of his affiliates, respectively, would beneficially own in excess of 9.9% of the common stock after giving effect to such exercise. The percentages reflected in the table give effect to the applicable blockers.

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our equity securities may be issued as of December 31, 2017:

	(a) Number of Securities to be Issued Upon Exercise of Options	(b) Weighted Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders:

2014 Omnibus Stock Option Plan (1)	536,200	$7.28	837,500
Equity compensation plans not approved by stockholders (2)	-	-	-

Totals	536,200	$7.28	837,500

(1)  Our 2014 Omnibus Stock Option Plan was approved by our shareholders at the 2017 annual meeting held on August 29, 2017.

(2)  We do not have any equity compensation plans not approved by shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Review and Approval of Related Person Transactions

In order to ensure that material transactions and relationships involving a potential conflict of interest for any of our executive officers or directors are in our best interests, under the Code of Ethics and Business Conduct (“Code of Ethics”) adopted by the Board of Directors for all of our employees and directors, all such conflicts of interest are required to be reported to the Audit Committee of the Board of Directors, and the approval of the Audit Committee must be obtained in advance for us to enter into any such transaction or relationship. Pursuant to the Code of Ethics, none of our officers or employees may, on our behalf, authorize or approve any transaction or relationship, or enter into any agreement, in which such officer, director or any member of his or her immediate family, may have a personal interest without such Audit Committee approval. Further, none of our officers or employees may, on our behalf, authorize or approve any transaction or relationship, or enter into any agreement, if they are aware that one of our executive officers or directors, or any member of any such person’s family, may have a personal interest in such transaction or relationship, without such Audit Committee approval.

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

Institutional Investor-Transactions

The Company has several institutional investors, who currently beneficially own in excess of five percent (5%) of our current outstanding stock. The institutional investors have participated in Company Financings in 2016 and 2017 as follows:

2016 Private Placement-Warrant Exercise-Warrant Restructuring.

2016 Private Placement

In August 2016, the Company completed a private placement of units with certain accredited investors. The units consisted of (i) one share of the Company’s common stock, par value $0.001 per share and (ii) one five-year warrant to purchase one share of Company common stock for $6.00. The Company issued and sold an aggregate of 520,833 Units at a purchase price per Unit of $4.80 for an aggregate of $2.5 million.

Warrant Exercises

Simultaneously with the closing of the 2016 private placement, holders of an aggregate of 583,333 outstanding Series C Warrants and 416,666 Series C-1 Warrants, each providing for the purchase of one share of Company common stock for $6.00 per share, entered into binding commitments to exercise their warrants for an aggregate exercise price of $6.0 million.

Warrant Restructuring

Simultaneous with the closing of the 2016 private placement, the Company and holders of an aggregate of 3,096,665 outstanding Series A Warrants, Series A-1 Warrants, Series C Warrants, Series C-1 Warrants, Series D Warrants, Series D-1 Warrants, Series E Warrants and Series E-1 Warrants entered into Warrant Amendment Agreements, in which they agreed to amend the terms of the Outstanding Series Warrants to remove provisions from the Outstanding Series Warrants that had previously caused them to be classified as a derivative liability as opposed to equity. In consideration for such amendment and the exercise of the Series C Warrants and Series C-1 Warrants, the Company issued an aggregate of 750,000 additional shares of common stock to such warrant holders and new five-year warrants to purchase 1,000,000 shares of Company common stock at an exercise price of $7.20 per share (the “Series F Warrants”).

2017 Private Placement- Warrant Exercises and Repricings

Private Placement Transaction

In June 2017, the Company entered into subscription agreements (the “Subscription Agreements”) with certain accredited investors relating to a private placement of units (the “2017 Private Placement”). In the private placement transaction, the Company issued 1,503,491 shares of common stock for $3.97 per share and issued five-year warrants to purchase an equal number of shares of common stock, at an exercise price of $3.97 per share, for $0.125 per PIPE Warrant, with one common share and one PIPE Warrant being sold together as a unit for a total of $4.095 per Unit.

In connection with the 2017 Private Placement, the Company agreed that investors who purchase Units in the 2017 private placement and who also purchased units in the private placement that closed in August 2016 (which units included warrants to purchase common stock at $6.00 per share) could have the exercise price for their warrants issued in that transaction reduced from $6.00 per share to $3.97 per share upon payment to the Company of $0.125 for each share subject to the investor’s 2016 warrant. Investors in the Private Placement paid such amount with respect to their 2016 warrants to purchase an aggregate of 265,573 shares of common stock. The warrants to purchase an aggregate of 387,614 shares of common stock that were issued to all of the other investors in the 2016 private placement transaction (those who did not participate in the 2017 Private Placement) had the exercise price reduced from $6.00 per share to $3.97 per share without the payment of any additional consideration.

Exercise and Repricing of Warrants Held by Existing Institutional Investors

In June 2017, certain existing institutional shareholders of the Company who hold various outstanding warrants to purchase Company common stock, entered into Warrant Exercise Agreements, in which the Company agreed to reduce the exercise price for a portion of the investors’ existing Series E warrants from $15.00 per share to $3.97 per share, provided that the investors exercise such portion of the warrants immediately. Pursuant to the Warrant Exercise Agreements, such warrant holders agreed to exercise Series E warrants to purchase an aggregate of 167,926 shares of Company common stock for aggregate gross proceeds of approximately $666,666, with the exercise price for 75% of the remainder of the investors’ Series E warrants to purchase 186,555 shares of Company common stock being reduced from $15.00 per share to $4.50 per share. The remaining 25% of such investors’ Series E warrants to purchase an aggregate of 62,185 shares of Company common stock retained their current exercise price. Additionally, the exercise prices for 75% of such investors’ Series C, Series D and Series F warrants were reduced to $4.00 per share from their current exercise prices of: $6.00 per share for Series C warrants (for 313,750 shares out of a total of 418,333 shares subject to their Series C warrants); $9.00 per share for Series D warrants (for 312,500 shares out of a total of 416,666 shares subject to their Series D warrants); and $7.20 per share for Series F warrants (for 292,500 shares out of a total of 390,000 shares subject to their Series F warrants). The remainder of the investors’ Series C, Series D and Series F warrants retained their current exercise prices.

Promissory Note-Officer

The Company had an outstanding promissory note in the amount of $23,000 owed to Dr. Glynn Wilson, currently strategic advisor and Chairman of the Company. The promissory note bore no interest charges and had no fixed repayment terms. During the year ended December 31, 2016, the note was paid in full.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended December 31, 2017 and December 31, 2016. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended December 31, 2017	Year Ended December 31, 2016

Audit Fees	$114,000	$194,800
Audit Related Fees	-	-
Tax Fees	18,000	68,300
All Other Fees	-	-
	$132,000	$263,100

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2018

TapImmune Inc.

By:	/s/ Peter Hoang
Peter Hoang
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael J. Loiacono
Michael J. Loiacono
Chief Financial Officer (Principal Accounting Officer)

POWER OF ATTORNEY

Each of the undersigned officers and directors of TapImmune Inc., hereby constitutes and appoints Peter Hoang and Michael J. Loiacono, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 23, 2018 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Peter Hoang	President, Chief Executive Officer and Director	March 23, 2018
Peter Hoang

/s/ Sherry Grisewood	Director	March 23, 2018
Sherry Grisewood

/s/ Glynn Wilson	Director	March 23, 2018
Dr. Glynn Wilson

/s/ David Laskow-Pooley	Director	March 23, 2018
David Laskow-Pooley

/s/ Mark Reddish	Director	March 23, 2018
Mark Reddish

/s/ Frederick Wasserman	Director	March 23, 2018
Frederick Wasserman

/s/ Joshua Silverman	Director	March 23, 2018
Joshua Silverman

/s/ Michael J. Loiacono	Chief Financial Officer	March 23, 2018
Michael J. Loiacono

S-1

TAPIMMUNE INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TapImmune, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TapImmune, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Marcum llp

/s/ Marcum LLP

We have served as the Company’s auditor since 2014.

New York, NY

March 23, 2018

TAPIMMUNE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$5,129,289	$7,851,243
Prepaid expenses and deposits	51,150	70,149
Total current assets	5,180,439	7,921,392
Total assets	$5,180,439	$7,921,392

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,508,312	$1,224,940
Research agreement obligations	-	492,365
Warrant liability	9,000	14,500
Promissory note	5,000	5,000
Total current liabilities	1,522,312	1,736,805
Total liabilities	1,522,312	1,736,805

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized at December 31, 2017 and 2016, respectively
Series A, $0.001 par value, 1.25 million shares designated, 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Series B, $0.001 par value, 1.5 million shares designated, 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock, $0.001 par value, 41.7 million shares authorized, 10.6 million and 8.4 million shares issued and outstanding as of December 31, 2017 and 2016, respectively	10,616	8,421
Additional paid-in capital	161,067,538	151,991,974
Accumulated deficit	(157,420,027)	(145,815,808)
Total stockholders' equity	3,658,127	6,184,587
Total liabilities and stockholders' equity	$5,180,439	$7,921,392

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017	2016
Operating expenses:
Research and development	$5,250,985	$3,800,035
General and administrative	6,412,121	4,692,234
Total operating expenses	11,663,106	8,492,269
Loss from operations	(11,663,106)	(8,492,269)
Other income (expense):
Change in fair value of warrant liabilities	5,500	5,939,500
Debt extinguishment gain	492,365	-
Grant income	183,064	231,200
Loss on debt settlement agreements	-	(135,640)
Other income	-	1,828
Net loss	$(10,982,177)	$(2,455,381)

Basic net loss per share	$(1.16)	$(0.36)
Diluted net loss per share	$(1.16)	$(0.72)

Weighted average number of common shares outstanding, basic	9,453,483	6,889,898
Weighted average number of common shares outstanding, diluted	9,453,483	7,420,995

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2016	5,882,976	5,884	112,142,187	(133,508,427)	(21,360,356)
Private placement (net of offering cost)	653,166	653	2,330,473	-	2,331,126
Fair value of shares issued as inducement on August 10, 2016	750,000	750	4,499,250	(4,500,000)	-
Fair value of series F and F-1 warrants issued as inducement in August 2016	-	-	5,352,000	(5,352,000)	-
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	-	-	15,465,000	-	15,465,000
Exercise of warrants (net of offering cost)	1,000,000	1,000	5,482,349	-	5,483,349
Reclassification of fair value of derivative liabilities at exercise date	-	-	5,074,000	-	5,074,000
Exercise of stock options	10,417	10	18,115	-	18,125
Shares issued in debt settlement agreements	10,191	10	70,305	-	70,315
Stock- based compensation	114,435	114	1,558,295	-	1,558,409
Net loss	-	-	-	(2,455,381)	(2,455,381)
Balance, December 31, 2016	8,421,185	8,421	151,991,974	(145,815,808)	6,184,587
Common stock and warrants issued in private placement	1,503,567	1,504	6,188,499	-	6,190,003
Fees and legal costs relating to private placement	-	-	(781,660)	-	(781,660)
Exercise of warrants	167,926	168	666,498	-	666,666
Legal costs relating to exercise of warrants	-	-	(47,043)	-	(47,043)
Fair value of repriced warrants as inducement	-	-	622,042	(622,042)	-
Stock-based compensation	620,685	621	2,737,623	-	2,738,244
Repurchase of common stock to pay for employee withholding taxes	(97,639)	(98)	(310,395)	-	(310,493)
Net loss	-	-	-	(10,982,177)	(10,982,177)
Balance, December 31, 2017	10,615,724	$10,616	$161,067,538	$(157,420,027)	$3,658,127

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(10,982,177)	$(2,455,381)
Reconciliation of net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	(5,500)	(5,939,500)
Shares issued in debt settlement agreements	-	70,315
Stock-based compensation	2,738,244	1,558,409
Debt extinguishment gain	(492,365)	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	18,999	(1,346)
Accounts payable and accrued expenses	283,372	257,582
Net cash used in operating activities	(8,439,427)	(6,509,921)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in private placement, net of offering costs	5,408,343	2,331,126
Proceeds from exercise of stock warrants, net of offering costs	619,623	5,483,349
Proceeds from exercise of stock options	-	18,125
Repayment of promissory note	-	(25,000)
Repayment of promissory note - related party	-	(23,000)
Repurchase of common stock to pay for employee withholding taxes	(310,493)	-
Net cash provided by financing activities	5,717,473	7,784,600
Net (decrease) increase in cash	(2,721,954)	1,274,679

Cash at beginning of period	7,851,243	6,576,564
Cash at end of period	$5,129,289	$7,851,243

The accompanying notes are an integral part of these consolidated financial statements.

TAPIMMUNE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
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

DECEMBER 31, 2017

Note 1:	Nature of Operations

TapImmune Inc. (the “Company”), a Nevada corporation incorporated in 1991, is a biotechnology company focusing on immunotherapy specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of oncology and infectious disease. Unlike other vaccine technologies that narrowly address the initiation of an immune response, TapImmune's approach broadly stimulates the cellular immune system by enhancing the function of killer T-cells (CD8+) and T-helper (CD4+) cells and by restoring antigen presentation in tumor cells allowing their recognition and killing by the immune system.

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

Liquidity, financial condition and managements plans

These consolidated financial statements have been prepared on the basis of a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at December 31, 2017, the Company had cash balances of approximately $5.1 million. Historically, the Company has incurred significant losses in the development of its business. The ability of the Company to continue as a going concern is dependent on raising additional capital to fund current clinical trials, ongoing research and development, maintenance and protection of patents and ultimately on generating future profitable operations. Planned expenditures relating to current and future clinical trials of the Company’s immunotherapy vaccine will require significant additional funding. The Company is dependent on future financings to fund ongoing research and development as well as working capital requirements. The Company’s future capital requirements will depend on many factors including the rate and extent of scientific progress in its research and development programs, the timing, cost and scope involved in clinical trials, obtaining regulatory approvals, pursuing further patent protections and the timing and costs of commercialization activities.

Management is addressing going concern through seeking new sources of capital and is continuing initiatives to raise capital through private placements, related party loans and other institutional sources to meet future working capital requirements. We have no sources of revenue to provide incoming cash flows to sustain our future operations. Our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional capital. These factors raise substantial doubt regarding our ability to continue as a going concern.

Historically, the Company has raised capital through issuances of various financial instruments and during 2016, the Company completed significant restructuring of outstanding debt and equity instruments into equity. Additional capital is required to expand programs including pre-clinical work and to progress clinical trials for the lead vaccine candidates. Strategic partnerships will be needed to continue the product development portfolio and fund development costs. These measures, if successful, may contribute to reduce the risk of going concern uncertainties for the Company beyond the next twelve months.

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

Stock-Based Compensation

The Company incurs stock-based compensation expense related to restricted stock units and stock options. The fair value of restricted stock is determined by the closing market price of the Company's common stock on the date of grant. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards expected to vest on a straight-line basis over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data, and the Company records stock-based compensation expense only for those awards that are expected to vest. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future:

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

The Company incurred costs of approximately $5.3 million and $3.8 million on research and development for the year ended December 31, 2017 and 2016, respectively.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2017 and 2016, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2017 and 2016.

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

Management must determine whether an instrument (or an embedded feature) is indexed to the Company’s own stock. An entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. This exercise affects the accounting for (i) certain freestanding warrants that contain exercise price adjustment features and (ii) convertible notes containing full-ratchet and anti-dilution protections (iii) certain free-standing warrants that contain contingently puttable cash settlement.

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

Loss per Common Share

Basic loss per share include only the weighted average common shares outstanding, without consideration of potentially dilutive securities. Diluted loss per share include the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.

Cash and Credit Risk

The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of December 31, 2017 and 2016, approximately $4.9 million and $7.6 million, respectively, in cash was uninsured based upon the FDIC insurance coverage limits.

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

Recent Accounting Pronouncements Adopted in the Year

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern”, which defines management's responsibility to assess an entity's ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for the Company for the fiscal year ending on December 31, 2016, with early adoption permitted. The Company adopted ASU 2014-15 as of December 31, 2017 in its consolidated financial statements and related disclosures, which did not have a material impact on its results of operations, cash flows or financial position.

Deferred Taxes

In November 2015, FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU No. 2015-17 on January 1, 2017 and its adoption did not have a material impact on the Company’s financial position and results of operations.

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

Statement of Cash Flows

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230). This amendment provides guidance on the presentation and classification of specific cash flow items to improve consistency within the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The Company adopted this as of December 31, 2017. The Company has evaluated the impact of ASU No. 2016-15 and has determined that the adoption did not have a material impact on the Company’s financial position and results of operations.

Recent Accounting Pronouncements Not Yet Adopted

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company will adopt the new standard effective January 1, 2018, using the modified retrospective approach. The only impact of the adoption of ASU 2014-09 will be to reclassify the Company's grant income as revenue.

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

The following table sets forth the computation of loss per share for the years ended December 31, 2017 and 2016, respectively:

	For the Years Ended
	December 31,
	2017	2016
Numerator:
Net loss	$(10,982,177)	$(2,455,381)
Less: non-cash income from change in fair value of common stock warrants	-	(2,856,000)
Net loss - diluted	(10,982,177)	(5,311,381)

Denominator:
Weighted average common shares outstanding - basic	9,453,483	6,889,898
Dilutive effect of warrants, net	-	531,097
Weighted average common shares outstanding - diluted	9,453,483	7,420,995

Net loss per share data:
Basic	$(1.16)	$(0.36)
Diluted	$(1.16)	$(0.72)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	Year Ended
	December 31,
	2017	2016
Common stock options	489,000	432,000
Common Stock Purchase Warrants	6,521,000	5,060,000
Potentially dilutive securities	7,010,000	5,492,000

Note 4:	accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2017 and 2016, respectively:

	December 31,	December 31,
	2017	2016
Accounts payable	$1,015,000	$680,000
Compensation and benefits	162,000	218,000
Professional fees	32,000	53,000
Consulting agreements	-	95,000
Technology license fees	105,000	105,000
Investor relations fees	110,000	-
Other	84,000	74,000
Total accounts payable and accrued liabilities	$1,508,000	$1,225,000

Note 5:	Research Agreement OBLIGATIONS

In 2003, the Company entered into a license agreement with a foreign based third-party for certain adenovirus technology. The license agreement was amended several times between inception and 2008 at which time it was amended and restated and had a fixed three-year term expiring in 2011. During such time, the Company did not pursue the technology and has not undertaken further work in the area covered by the technology license. Neither the Company nor the third-party took further actions under or pursuant to the license agreement. The Company carried a historical accrual of approximately $0.5 million under the amended license agreement related to certain obligations provided for in the license agreement. The license agreement was governed by the laws of a foreign jurisdiction. The Company sought and obtained legal advice related to such accrued obligations under the expired license agreement. The Company relied upon a judicial conclusion, as opined upon by outside legal counsel in the applicable foreign jurisdiction, that a court in such foreign jurisdiction would grant relief releasing the Company from liability under the license agreement, and in accordance with Accounting Standards Codification 405 “Extinguishment of Liabilities”, the Company recorded a debt extinguishment gain of $0.5 million and reduced the liability amount owed to $0 during the year ended December 31, 2017.

Note 6:	WARRANT LIABILITY

A weighted average summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the years ended 2017 and 2016, respectively:

	Weighted Average Inputs for the Period
	For the Years Ended
	December 31, 2017	December 31, 2016
Stock price	$3.92	$4.37
Exercise price	$1.20	$1.20
Contractual term (years)	0.78	1.15
Volatility (annual)	63%	100%
Risk-free rate	1%	1%
Dividend yield (per share)	0%	0%

The foregoing assumptions are recalculated every reporting period and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

The following table presents changes in Level 3 warrant liabilities, reflected in accrued expenses measured at fair value for the year ended December 31, 2017 and 2016, respectively:

Warrant
Liability
Balance – January 1, 2016	$26,493,000
Reclassification of derivative liabilities to equity at exercise date	(5,074,000)
Reclassification of fair value of derivative liabilities to equity on amendment of warrant agreements	(15,465,000)
Change in fair value of warrant liability	(5,939,500)
Balance – December 31, 2016	14,500
Change in fair value of warrant liability	(5,500)
Balance – December 31, 2017	$9,000

Note 7:	FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants:

Fair value measured at December 31, 2017
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Warrant liability	$-	$-	$9,000	$9,000

Fair value measured at December 31, 2016
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Warrant liability	$-	$-	$14,500	$14,500

There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2017 and 2016, respectively.

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

Common Stock

The Company has authorized up to 41,666,667 shares of common stock, $0.0001 par value per share, for issuance. Significant 2017 and 2016 common stock transactions were as follows:

2017 Common Stock Transactions

June 2017 Private Placement Transaction

On June 26, 2017, the Company completed private placement of units with certain accredited investors. In the private placement transaction, the Company sold 1,503,567 shares of common stock for $3.97 per share and five-year warrants to purchase an equal number of shares of common stock, at an exercise price of $3.97 per share, for $0.125 per warrant, with one common share and one warrant being sold together as a unit for a total of $4.095 per unit. The Company issued and sold an aggregate of 1,503,567 units for aggregate gross proceeds of $6.2 million. The Company incurred $0.8 million in agency fees and legal costs. In connection with the offering, the Company reduced the exercise price for the warrants to purchase an aggregate of 653,187 shares of common stock issued to investors in the private placement that closed in August 2016 from $6.00 per share to $3.97 per share.

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

Series C, D & F repriced warrants

Additionally, the exercise prices for certain investors of Series C, Series D and Series F warrants were reduced as follows:

	Number of
	Warrant Shares	Pre-reduced	Post-reduced
Series	Repriced	Price	Price
Series C	313,750	$6.00	$4.00
Series D	312,500	$9.00	$4.00
Series F	292,500	$7.20	$4.00

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

A weighted average summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are included in the modification is as follows:

	Before	After
	Modification	Modification
Exercise price	$8.32	$4.04
Contractual term (years)	3.34	3.34
Volatility (annual)	200%	200%
Risk-free rate	2%	2%
Dividend yield (per share)	0%	0%

2017 Management Compensation

On March 9, 2017, the Company issued 12,761 shares of stock to Dr. Glynn Wilson. The fair value of the common stock of $55,000 was recognized as stock-based compensation in general and administrative expenses. The issuance was based on the closing price or our common stock of $4.31 per share.

On March 9, 2017, the Company issued 5,220 shares of stock to our former Chief Operating Officer. The fair value of the common stock of $22,500 was recognized as stock-based compensation in general and administrative expenses. The issuance was based on the closing price or our common stock of $4.31 per share.

On September 22, 2017, the Company granted Mr. Hoang 250,000 shares of unregistered, fully vested restricted common stock. The Company recorded $0.8 million of stock-based compensation based on the fair value of the common stock at September 22, 2017. 70,289 shares of common stock, with a fair value of $0.2 million, were withheld (at the closing price of the Company's common stock on the NASDAQ Capital Market on September 22, 2017) to satisfy certain payroll liabilities, as applicable to the award.

On September 22, 2017, the Company granted Dr. Wilson 100,000 shares of unregistered, fully vested restricted common stock. The Company recorded $0.3 million of stock-based compensation based on the fair value of the common stock at September 22, 2017. 27,350 shares of common stock, with a fair value of $0.1 million, were withheld (at the closing price of the Company's common stock on the NASDAQ Capital Market on September 22, 2017) to satisfy certain payroll liabilities, as applicable to the award.

Consulting Arrangements

During fiscal 2017, the Company issued 0.2 million shares of common stock as part of consulting agreements. The fair value of the common stock of $0.6 million was recognized as stock-based compensation in general and administrative expenses.

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

Note 9:	WARRANTS

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of December 31, 2017 and 2016, respectively, and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2016	4,343,000	8.67	4.24	$5,547,000
Issued	1,718,000	6.65	-	-
Exercised	(1,000,000)	6.00	-	-
Expired	(2,000)	287.20	-	-
Balance - December 31, 2016	5,059,000	$8.49	3.68	$1,713,000
Issued	1,654,000	3.97	-	-
Exercised	(168,000)	15.00	-	-
Expired	(25,000)	30.50	-	-
Balance - December 31, 2017	6,520,000	$6.11	3.16	$1,739,000

The following table reflects the status of the outstanding warrants at December 31, 2017:

Series	Total Outstanding Warrants	Exercise Price	Expiration
A	214,433	$1.20	1/13/2020
C	313,749	$4.00	1/13/2020
C	110,683	$6.00	1/13/2020
D	312,501	$4.00	Between 07/16/2020 and 08/13/2020 and 08/19/2020 and 09/09/2020
D	297,499	$9.00	Between 07/16/2020 and 08/13/2020 and 08/19/2020 and 09/09/2020
E	186,557	$4.50	Between 10/01/2020 and 11/12/2020 and 11/30/2020 and 12/09/2020
E	261,616	$15.00	Between 10/01/2020 and 11/12/2020 and 11/30/2020 and 12/09/2020
F	292,499	$4.00	8/11/2021
F	290,834	$7.20	8/11/2021
A-1	418,750	$1.20	3/9/2020
C-1	2,083	$6.00	1/13/2020
D-1	416,667	$9.00	Between 08/19/2020 and 09/09/2020
E-1	418,750	$15.00	6/16/2020
F-1	416,667	$7.20	8/11/2021
PIPE Warrants	653,187	$3.97	8/11/2021
PIPE Warrants	1,503,567	$3.97	6/22/2022
Broker Warrants	65,326	$4.80	8/11/2021
Broker Warrants	150,357	$3.97	6/22/2022
Other	194,796	$1.20 - $120.00	Between 4/04/2018 and 9/01/2019

2017 Warrant Transactions

June 2017 Private Placement Transaction

On June 26, 2017, the Company completed private placement of units with certain accredited investors. In the private placement transaction, the Company sold 1,503,567 shares of common stock for $3.97 per share and five-year warrants to purchase an equal number of shares of common stock, at an exercise price of $3.97 per share, for $0.125 per warrant, with one common share and one warrant being sold together as a unit for a total of $4.095 per unit. The Company issued and sold an aggregate of 1,503,567 units for aggregate gross proceeds of $6.2 million. The Company incurred $0.8 million in agency fees and legal costs. In connection with the offering, the Company reduced the exercise price for the warrants to purchase an aggregate of 653,187 shares of common stock issued to investors in the private placement that closed in August 2016 from $6.00 per share to $3.97 per share.

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

Series C, D & F repriced warrants

Additionally, the exercise prices for certain investors of Series C, Series D and Series F warrants were reduced as follows:

	Number of
	Warrant Shares	Pre-reduced	Post-reduced
Series	Repriced	Price	Price
Series C	313,750	$6.00	$4.00
Series D	312,500	$9.00	$4.00
Series F	292,500	$7.20	$4.00

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

August 2016 Warrant Amendments

As discussed in Note 8, Stockholders’ Equity, simultaneous with the exercise of the warrants, the Company and holders of outstanding Series A Warrants, Series A-1 Warrants, Series C Warrants, Series C-1 Warrants, Series D Warrants, Series D-1 Warrants, Series E Warrants and Series E-1 Warrants entered into warrant amendment agreements, in which they agreed to amend the terms of the existing warrant agreements to remove provisions that had previously caused them to be classified as a derivative liability as opposed to equity on our balance sheet. In consideration for such amendment and the exercise of the Series C Warrants and Series C-1 Warrants, we issued an aggregate of 750,000 additional shares of common stock to such warrant holders and new five-year warrants to purchase 1,000,000 shares of our common stock at an exercise price of $7.20 per share (the “Series F and F-1Warrants”). The value of the shares and fair value of the warrants was treated as dividend on the statement of stockholders’ equity of $4.5 million.

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

Note 10:	stock OPTION PLANS

Options to Purchase Shares of Common Stock

2014 Stock Omnibus Plan

On March 19, 2014, the Board adopted the 2014 Omnibus Stock Option Plan (“2014 Plan”), which replaced the 2009 Stock Incentive Plan. The 2014 Plan allowed for grants of stock options, restricted shares, stock bonuses and other equity based awards to employees and non-employee directors of the Company. Awards under the 2014 Plan may be at prices and for terms as determined by the Board of Directors, and may have vesting requirements as determined by the Board, provided that the exercise price for any stock option must be at least equal to the fair market value (as defined in the 2014 Plan) of a share of the stock on the grant date. Once granted, the exercise price of an option may not be reduced without the approval of the Company’s stockholders, other than under certain limited circumstances such as a stock split, or take any other action with respect to a stock option that would be treated as a repricing under the rules and regulations of the New York Stock Exchange.

The 2014 Plan was amended in February 2015 to provide for grants to consultants, and again in November 2015 to (i) increase the number of shares reserved for issuance under the Plan to 0.6 million shares; (ii) provide the Board and Committee administering the Plan with full discretion on the vesting period for Service-Vesting Awards under the Plan, including the grant of Awards with less than the Minimum Vesting Requirement (as such terms are defined in the Plan), and (iii) provide the Board and Committee administering the Plan with the ability to grant stock bonuses to executive officers.

On August 29, 2017, the 2014 Plan was amended to increase the shares reserved under the Plan to 1.4 million shares. As of December 31, 2017, approximately 533,000 options are available to be issued from the 2014 Plan.

Stock Options

A summary of the Company’s stock option activity is as follows for stock options:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2016	298,679	$9.22	$177,000	9.7
Granted	147,500	5.84	-	9.3
Exercised	(10,417)	1.74	-	-
Forfeited/expired	(1,667)	228.00	-	-
Outstanding as of December 31, 2016	434,095	7.41	39,000	8.9
Granted	90,000	3.18	-	9.7
Forfeited/expired	(34,840)	6.75	-	-
Outstanding as of December 31, 2017	489,255	$6.68	$107,000	8.3
Options vested and exercisable	385,760	$7.44	$41,000	8.0

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2017, 2016, respectively, were as follows:

	For the Years Ended
	December 31,
	2017	2016
Exercise price	$3.25	$5.84
Expected term (years)	10.0	9.7
Expected stock price volatility	217%	238%
Risk-free rate of interest	2%	2%
Expected dividend rate	0%	0%

The Company recorded $2.6 million and $1.6 million of stock-based compensation expense to general and administrative expenses for the years ended December 31, 2017 and 2016, respectively. The Company recorded $0.1 million of stock-based compensation expense to research and development for the year ended December 31, 2017.

Unrecognized stock-based compensation cost:	$262,000

Expected weighted average period compensation costs to be recognized (years):	0.7

Note 11:	grant income

During the years ended December 31, 2017 and 2016, the Company received $0.2 million of a grant awarded to Mayo Foundation from the U.S. Department of Defense for the Phase II Clinical Trial of TPIV200. The grant compensated the Company for clinical supplies manufactured and provided by the Company for the clinical study.

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

Operating Lease Obligations

The Company was a party to several operating leases as of December 31, 2017, primarily for office space at certain locations.

Future minimum lease payments under the Company’s operating leases as of December 31, 2017, for each of the next five years and thereafter are as following (rounded to nearest thousand):

2018	$116,000
2019	108,000
2020	111,000
2021	114,000
2022	68,000
Thereafter	-
Total	$517,000

Total rental expense under the Company’s operating leases was $121,200 and $82,500 for the years ended December 31, 2017 and 2016, respectively.

Note 13:	LEGAL PROCEEDINGS

From time to time, the Company may be party to ordinary, routine litigation incidental to their business. The Company knows of no material, active or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest. The Company was not involved in any litigation during the years ended December 31, 2017 and 2016.

NOTE 14:	INCOME TAXES

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2017 and 2016. Approximately $62,000 in non-qualified stock options were cancelled during 2017 due to terminations that resulted in a reversal of the deferred tax asset of approximately $16,000. The cancellations did not result in a book income for December 31, 2017.

The effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2017 and 2016 are as follows:

	For the years ended
	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$13,653,000	$10,934,000
Stock-based compensation	2,231,000	2,066,000
License agreements	493,000	490,000
Research and development	117,000	117,000
Technology licensing fee	185,000	185,000
Valuation allowance	(16,679,000)	(13,792,000)
Deferred tax assets, net of valuation allowance	$-	$-

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which makes broad and complex changes to the U.S. tax code. Certain of these changes may be applicable to the Company, including but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent, creating a new limitation on deductible interest expense, eliminating the corporate alternative minimum tax (“AMT”), modifying the rules related to uses and limitations of net operating loss carryforwards generated in tax years ending after December 31, 2017, and changing the rules pertaining to the taxation of profits earned abroad. Changes in tax rates and tax laws are accounted for in the period of enactment. The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2017 and 2016. Consequently, the deferred tax asset valuation allowance increased by $2.9 million as of December 31, 2017. The Company has research and development tax credit carryforwards of $117,000 to offset future federal income taxes. The research and development tax credit carryforwards begin to expire in 2029.

The Company has approximately $41.7 million of federal and $21.9 million of state Net Operating Loss (“NOL”s) that may be available to offset future taxable income, if any. The federal net operating loss carryforwards, if not utilized, will expire between 2029 and 2037. The state net operating loss carryforwards, if not utilized, will expire in 2037.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

For the years ended December 31, 2017 and 2016, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the years ended
	December 31,
	2017	2016
U. S. federal statutory rate	$(3,734,000)	$(835,000)
State taxes, net of federal benefit	(414,000)	(286,000)
Federal tax rate change	1,401,000	-

Permanent differences
- Change in fair value of derivative liabilities	(2,000)	(2,019,000)
- Other permanent differences	(161,000)	46,000
Change in valuation allowance	2,890,000	2,966,000
Other	20,000	128,000
Income tax provision (benefit)	$-	$-

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2017 and 2016, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2017 and 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

Upon completion of our 2017 U.S. income tax return in 2018 we may identify additional remeasurement adjustments to our recorded deferred tax liabilities and the one-time transition tax. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate is as follows:

	For the years ended
	December 31,
	2017	2016
U. S. federal statutory rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(3.6)%	(11.6)%
Federal tax rate change	12.3%	0.0%

Permanent differences
- Change in fair value of derivative liabilities	(0.0)%	(82.2)%
- Other permanent differences	(1.5)%	1.9%
Change in valuation allowance	26.3%	120.8%
Other	0.5%	5.2%
Income tax provision (benefit)	(0.0)%	0.0%

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Articles of Incorporation as Amended	10-Q	001-37939	3.1	11/4/16

3.2	Certificate of Change to Articles of Incorporation (reverse split)	8-K	000-27239	3.1	9/15/16

3.3	Amended and Restated Bylaws	8-K	000-27239	3.1	7/15/16

4.0	Form of Stock Certificate					X

4.1	Form of Common Stock Purchase Warrant	8-K	000-27239	4.1	8/14/14

4.2	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series A	8-K	000-27239	4.6	1/12/15

4.3	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series C	8-K	000-27239	4.8	1/12/15

4.4	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series D	8-K	000-27239	4.9	1/12/15

4.5	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series E	8-K	000-27239	4.10	1/12/15

4.6	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series A-1	8-K	000-27239	4.6	3/10/15

4.7	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series C-1	8-K	000-27239	4.8	3/10/15

4.8	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series D-1	8-K	000-27239	4.9	3/10/15

4.9	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series E-1	8-K	000-27239	4.10	3/10/15

4.10	Form of Amended Series A Warrant	8-K	000-27239	4.2	8/11/16

4.11	Form of Amended Series C Warrant	8-K	000-27239	4.3	8/11/16

4.12	Form of Amended Series D Warrant	8-K	000-27239	4.4	8/11/16

4.13	Form of Amended Series E Warrant	8-K	000-27239	4.5	8/11/16

4.14	Form of Amended Series A-1 Warrant	8-K	000-27239	4.6	8/11/16

4.15	Form of Amended Series D-1 Warrant	8-K	000-27239	4.7	8/11/16

4.16	Form of Amended Series E-1 Warrant	8-K	000-27239	4.8	8/11/16

4.17	Form of Series F Warrant	8-K	000-27239	4.9	8/11/16

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

4.18	Form of Series F-1 Warrant	8-K	000-27239	4.10	8/11/16

4.19	Form of August 2016 Private Placement Warrant	8-K	000-27239	4.1	8/11/16

4.20	Form of 2016 Private Placement Agent Warrant	8-K	000-27239	4.11	8/11/16

4.21	Form of June 2017 Private Placement Warrant	8-K	001-37939	4.1	6/22/17

4.22	Form of 2017 Private Placement Agent Warrant	8-K	001-37939	4.2	6/22/17

4.23	Form of Registration Rights Agreement August 2016 Private Placement	8-K	000-27239	10.2	8/11/16

4.24	Form of Registration Rights Agreement June 2017 Private Placement	8-K	001-37939	10.2	6/22/17

10.1	Form of Securities Purchase Agreement, dated as of January 12, 2015, by and among the Company and the Purchasers	8-K	000-27239	10.1	1/12/15

10.2	Securities Purchase Agreement, dated as of March 9, 2015, by and among the Company and Eastern Capital Limited	8-K	000-27239	10.1	3/9/15

10.3	Form of Restructuring Agreement dated May 28, 2015	8-K	000-27239	10.1	6/3/15

10.4	Amended and Restated Restructuring Agreement, dated as of June 2, 2015	8-K	000-27239	10.1	6/5/15

10.5	Form of Subscription Agreement August 2016 Private Placement	8-K	000-27239	10.1	8/11/16

10.6	Form of Registration Rights Agreement August 2016 Private Placement	8-K	000-27239	10.2	8/11/16

10.7	Form of Warrant Amendment Agreement August 2016 Private Placement	8-K	000-27239	10.3	8/11/16

10.8	Agency Agreement August 2016 Private Placement	8-K	000-27239	10.4	8/11/16

10.9	Form of Subscription Agreement June 2017 Private Placement	8-K	001-37939	10.1	6/22/17

10.10	Form of Registration Rights Agreement June 2017 Private Placement	8-K	001-37939	10.2	6/22/17

10.11	Form of Warrant Exercise Agreement	8-K	001-37939	10.3	6/22/17

10.12	Agency Agreement June 2017 Private Placement	8-K	001-37939	10.4	6/22/17

10.13	First Amendment to Agency Agreement June 2017 Private Placement	8-K	001-37939	10.1	6/26/17

10.14	License and Assignment Agreement, dated July 21, 2015, with The Mayo Foundation for Medical Education and Research**	10-Q	000-27239	10.1	8/14/15

10.15	License and Assignment Agreement with Mayo Foundation for Medical Education and Research dated May 19, 2016**	10-Q	000-27239	10.7	8/15/16

10.16	2009 Stock Incentive Plan*	DEF14-C	000-27239	B	1/29/10

10.17	2014 Omnibus Stock Ownership Plan, as amended through August 29, 2017*	8-K	001-37939	10.1	9/5/17

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.18	Form of Stock Option Award Agreement – Key Employee*	10-Q	000-27239	10.4	11/16/15

10.19	Form of Stock Option Award Agreement – Non-employee Director*	10-Q	000-27239	10.5	11/16/15

10.20	Form of Stock Option Award Agreement – Consultant*	10-Q	000-27239	10.6	11/16/15

10.21	Form of Restricted Stock Award Agreement – Consultant*	10-Q	000-27239	10.7	11/16/15

10.22	Employment Agreement between TapImmune, Inc. and Dr. Glynn Wilson, dated November 12, 2015*	10-Q	000-27239	10.8	11/16/15

10.23	Amendment to Employment Agreement between TapImmune Inc. and Glynn Wilson, dated as of July 18, 2016*	8-K	000-27239	10.1	7/19/16

10.24	Amendment to Employment Agreement between TapImmune Inc. and Glynn Wilson, dated as of September 22, 2017	8-K	001-37939	10.2	9/25/17

10.25	Employment Agreement between TapImmune Inc. and Peter Hoang dated as of September 22, 2017	8-K	001-37939	10.1	9/25/17

10.26	Employment Agreement by and between TapImmune Inc. and Michael J. Loiacono dated as of August 25, 2016*	8-K	000-27239	10.1	8/25/16

10.27	Form of Director and Officer Indemnification Agreement*					X

14	Code of Ethics	10-Q	000-27239	14	11/16/15

23.1	Consent of Marcum LLP, an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).					X

31.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).					X

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer and Chief Accounting Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*Executive management contract or compensatory plan or arrangement.

** Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.