Form 10-Q
period 2018-03-31
TAPIMMUNE INC.
filed 2018-05-15
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2018

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

TAPIMMUNE INC.

(Name of registrant in its charter)

NEVADA	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 West Forsyth Street, Suite 200 Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 11, 2018, the Company had 10,684,516 shares of common stock issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

TAPIMMUNE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$2,801,092	$5,129,289
Prepaid expenses and deposits	129,028	51,150
Total current assets	2,930,120	5,180,439
Total assets	$2,930,120	$5,180,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,301,161	$1,508,312
Warrant liability	8,000	9,000
Promissory note	5,000	5,000
Total current liabilities	2,314,161	1,522,312
Total liabilities	2,314,161	1,522,312

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized at March 31, 2018 and December 31, 2017, respectively
Series A, $0.001 par value, 1.25 million shares designated, 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Series B, $0.001 par value, 1.5 million shares designated, 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, 41.7 million shares authorized, 10.6 million and 8.4 million shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	10,636	10,616
Additional paid-in capital	161,221,836	161,067,538
Accumulated deficit	(160,616,513)	(157,420,027)
Total stockholders' equity	615,959	3,658,127
Total liabilities and stockholders' equity	$2,930,120	$5,180,439

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2018	2017
Operating expenses:
Research and development	$1,599,550	$989,092
General and administrative	1,597,936	1,427,793
Total operating expenses	3,197,486	2,416,885
Loss from operations	(3,197,486)	(2,416,885)
Other income (expense):
Change in fair value of warrant liabilities	1,000	(3,000)
Net loss	$(3,196,486)	$(2,419,885)

Net loss per share, Basic and Diluted	$(0.30)	$(0.29)
Weighted average number of common shares outstanding	10,622,420	8,429,595

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Capital	Deficit	Equity
Balance at January 1, 2018	10,615,724	$10,616	$161,067,538	$(157,420,027)	$3,658,127
Stock options exercised for cash	10,416	10	18,115	-	18,125
Stock-based compensation	10,042	10	136,183	-	136,193
Net loss	-	-	-	(3,196,486)	(3,196,486)
Balance, March 31, 2018	10,636,182	$10,636	$161,221,836	$(160,616,513)	$615,959

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,196,486)	$(2,419,885)
Reconciliation of net loss to net cash used in operating activities:
Changes in fair value of warrant liabilities	(1,000)	3,000
Stock-based compensation	136,193	376,317
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(77,878)	(107,362)
Accounts payable and accrued expenses	792,849	224,252
Net cash used in operating activities	(2,346,322)	(1,923,678)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	18,125	-
Net cash provided by financing activities	18,125	-
Net decrease in cash	(2,328,197)	(1,923,678)

Cash at beginning of period	5,129,289	7,851,243
Cash at end of period	$2,801,092	$5,927,565

See accompanying notes to these unaudited condensed consolidated financial statements.

TAPIMMUNE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 1: Nature of Operations

TapImmune Inc. (the “Company” or “we”), a Nevada corporation incorporated in 1991, is a biotechnology company focusing on immunotherapy specializing in the development of innovative peptide and gene-based immunotherapeutics and vaccines for the treatment of oncology and infectious disease. Unlike other vaccine technologies that narrowly address the initiation of an immune response, TapImmune's approach broadly stimulates the cellular immune system by enhancing the function of killer T-cells and T-helper cells and by restoring antigen presentation in tumor cells allowing their recognition and killing by the immune system.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The condensed consolidated balance sheet at March 31, 2018 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K filed on March 23, 2018.

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

As of March 31, 2018, the Company had cash of approximately $2.8 million. Historically, the Company had net losses and negative cash flows from operations. Management intends to continue its research efforts and to finance operations of the Company through debt and/or equity financings. Management plans to seek additional debt and/or equity financing through private or public offerings. There can be no assurance that the Company will be successful in obtaining additional financing on favorable terms, or at all. The Company has no sources of revenue to provide incoming cash flows to sustain its future operations. The Company’s ability to pursue its planned business activities is dependent upon successful efforts to raise additional capital. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on March 23, 2018.

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

Recent Accounting Pronouncements Adopted in the Year

Compensation-Stock Compensation

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period beginning after December 15, 2017 and interim periods within that annual period. Early adoption is permitted. The Company adopted ASU 2017-09 on January 1, 2018; the adoption of ASU 2017-09 did not have a material impact on its financial condition or results of operations, as the Company has not had any modifications to share-based payment awards. However, if the Company does have a modification to an award in the future, it will follow the guidance in ASU 2017-09.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (ASU 2014-09) as modified by ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” and ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard effective January 1, 2018, using the modified retrospective approach. The only impact of the adoption of ASU 2014-09 was to reclassify the Company's grant income as revenue.

Recent Accounting Pronouncements Not Yet Adopted

Accounting for Certain Financial Instruments with Down Round Features

On July 13, 2017, the FASB has issued a two-part ASU, No. 2017-11, (i). Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests With a Scope Exception.

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

The following table sets forth the computation of net loss per share:

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net loss	$(3,196,486)	$(2,419,885)

Denominator:
Weighted average common shares outstanding	10,622,420	8,429,595

Net loss per share data:
Basic and Diluted	$(0.30)	$(0.29)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	Three Months Ended
	March 31,
	2018	2017
Common stock options	439,000	417,000
Common stock purchase warrants	6,520,000	5,060,000
Potentially dilutive securities	6,959,000	5,477,000

Note 6: WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2018 and 2017 is as follows:

	March 31,	March 31,
	2018	2017
Stock price	$3.38	$4.49
Exercise price	$1.20	$1.20
Contractual term (years)	0.28	0.12 - 1.28
Volatility (annual)	69%	67% - 79%
Risk-free rate	1%	1%
Dividend yield (per share)	0%	0%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Warrant liability:

	Fair value measured at March 31, 2018
	Quoted prices in active	Significant other observable	Significant unobservable	Fair value at
	markets	inputs	inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2018
Warrant liability	$-	$-	$8,000	$8,000

	Fair value measured at December 31, 2017
	Quoted prices in active	Significant other observable	Significant unobservable	Fair value at
	markets	inputs	inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2017
Warrant liability	$-	$-	$9,000	$9,000

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

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2018.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2018:

Warrant
Liability
Balance - December 31, 2017	$9,000
Change in fair value of warrant liability	(1,000)
Balance – March 31, 2018	$8,000

Note 7: STOCKHOLDERS’ EQUITY

2018 Common Stock Transactions

Exercise of Stock Options

In January 2018, Dr. John Bonfiglio exercised 10,416 shares of common stock pursuant to stock options at an exercise price equal to $1.74 per share.

Consulting Arrangements

During the three months ended March 31, 2018, the Company issued 10,042 shares of common stock as part of consulting agreements. The fair value of the common stock of approximately $33,000 was recognized as stock-based compensation in general and administrative expenses.

Note 8: STOCK-BASED COMPENSATION

The Company recorded approximately $136,000 and $376,000 of stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018, the total stock-based compensation cost related to unvested awards not yet recognized was $262,000. The expected weighted average period compensation costs to be recognized was 0.47 years. Future option grants will impact the compensation expense recognized.

$33,000 and $103,000 of stock-based compensation expenses for the three months ended March 31, 2018 were included in general and administrative expenses and research and development expenses, respectively, on the condensed consolidated statements of operations.

Note 9: SUBSEQUENT EVENTS

Common Stock Purchase Agreement and Warrant Exercise Agreements

On May 14, 2018, the Company entered into a Common Stock Purchase Agreement with Eastern Capital Limited pursuant to which such investor has agreed to purchase 1,300,000 shares of common stock at a price per share of $2.40 providing gross proceeds to the Company of $3.12 million.

On May 14, 2018, certain institutional holders of outstanding warrants entered into Warrant Exercise Agreements with the Company that amends the exercise price of certain warrants to purchase an aggregate of 782,505 shares of common stock to $2.50 per share which will provide aggregate proceeds to the Company of approximately $2.0 million.

Closing of the Common Stock Purchase Agreement and the Warrant Exercise Agreements is subject to customary closing conditions and is expected to occur on May 18, 2018.

Financing Commitment

Mr. John Wilson, CEO of Marker, provided a written commitment on May 14, 2018 for additional financing to the Company of up to $1 million.  Such commitment is subject to customary conditions none of which relate to the Agreement and Plan of Merger described below.

Agreement and Plan of Merger

On May 15, 2018, the Company entered into an agreement and plan of merger and reorganization with Marker Therapeutics, Inc., subject to shareholder approval and other terms and conditions set forth in the merger agreement.

At the effective time of the merger, each outstanding share of Marker’s common stock will be converted into the right to receive (i) shares of TapImmune’s common stock. Under the exchange ratio formulae in the merger agreement, as of immediately after the merger, the former Marker stockholders and the former TapImmune stockholders are each expected to own approximately 50% of the combined company, subject to certain assumptions (on a fully diluted basis) and prior to the contemplated issuance of shares in the financing that is expected to occur concurrently with the Merger.  The final number of shares will be determined at the closing of the merger based on the number of shares of TapImmune common stock outstanding at the time of closing, and the final number of warrants will be determined at the closing of the merger based on the number of options and warrants of TapImmune outstanding at the time of closing.  The number of warrants issuable to the Marker stockholders may be adjusted based upon certain conditions related to the terms of any additional financing closed concurrently with the merger.

The merger is subject to other customary closing conditions, including, among other things, the accuracy of the representations and warranties, subject generally to an overall material adverse effect qualification, compliance by the parties with their respective covenants and no existence of any law or order preventing the merger and related transactions.  In addition, the merger is contingent upon TapImmune receiving commitments from third-party investors to purchase at least $25 million in equity securities of TapImmune, which equity financing would close contemporaneously with the closing of the merger.

The Merger Agreement contains certain termination rights and provides for the payment of a termination fee and reimbursement of certain fees and expenses of up to $2,000,000 by TapImmune to Marker upon termination of the Merger Agreement under specified circumstances.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three months ended March 31, 2018 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 23, 2018.

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

We are a leader in the development of immunotherapies for women's cancers, with multiple Phase 2 and Phase 1b/2 clinical studies for the treatment of ovarian and breast cancer. The company's peptide or nucleic acid-based immunotherapeutic products comprise one or multiple naturally processed epitopes (NPEs) designed to comprehensively stimulate a patient's killer T-cells and helper T-cells, and to restore or further augment antigen presentation by using proprietary nucleic acid-based expression systems. Our technologies may be used as stand-alone medications or in combination with current treatment modalities.

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

3. Filed patents on Folate Receptor Alpha antigens: exclusive license from Mayo Foundation.

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

Products and Technology in Development-Clinical

TPIV200

Phase I Human Clinical Trials – Folate Alpha Breast and Ovarian Cancers – Mayo Clinic

Folate Receptor Alpha (“FRa”) is overexpressed in over 80% of breast cancers and in addition, over 90% of ovarian cancers, for which the only treatment options are surgery, radiation therapy and chemotherapy, leaving a very important and urgent clinical need for a new therapeutic. Time to recurrence is relatively short for ovarian cancer and survival prognosis is extremely poor after recurrence. In the United States alone, there are approximately 30,000 ovarian cancer patients and 40,000 triple-negative breast cancer patients newly diagnosed every year.

We have completed a 21-patient Phase I clinical trial for the FRa vaccine. Twenty-one patients with breast or ovarian cancer, who had undergone standard surgery and adjuvant treatment, were treated with one cycle of cyclophosphamide. Following this, patients were vaccinated intradermally with a mixture of the five FRa peptides adjuvanted with GM-CSF (now called TPIV200) on day one of a 28-day cycle for a maximum of six vaccination cycles. The vaccine was well-tolerated and safe and 20 out of 21 evaluable patients showed positive immune responses, providing a strong rationale for progressing to Phase II trials. Further, the data showed that 16 out of 16 patients in the observation stage still showed immune responses (Source: published online 15Mar2018; DOI: 10.1158/1078-0432.CCR-17-2499). We have developed a commercial quality lyophilized formulation of the peptides in a single vial for reconstitution and injection. Good Manufacturing Practice (“GMP”) manufacturing for the Phase II trials has been completed.

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

On September 15, 2015, we announced that our collaborators at the Mayo Foundation had been awarded a grant of $13.3 million from the U.S. Department of Defense. This grant, commencing September 15, 2015, covers the costs for a 280-patient Phase II Clinical Trial of Folate Receptor Alpha Vaccine in patients with triple-negative breast cancer. We are working closely with Mayo Foundation on this clinical trial by providing clinical and manufacturing expertise, as well as providing GMP vaccine formulations. These vaccine formulations are being developed for multiple Phase II clinical programs in triple-negative breast and ovarian cancer in combination with other immunotherapeutics. This Phase II study of TPIV200 in the treatment of triple-negative breast cancer began enrolling patients in late 2017.

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

On February 3, 2016, we announced that the U.S. FDA designated the investigation of multiple-epitope FRa Vaccine (TPIV200) for maintenance therapy in subjects with platinum-sensitive advanced ovarian cancer who achieved stable disease or partial response following completion of standard-of-care chemotherapy, as a Fast Track Development Program. We began enrolling a Phase II study in this indication in 2017.

We have opened multiple clinical sites and have completed enrollment of patients in a Phase II trial of our Folate Receptor Alpha cancer vaccine, TPIV200, in the treatment of triple-negative breast cancer, one of the most difficult-to-treat cancers representing a clear unmet medical need. The open-label, 80-patient clinical trial is designed to evaluate dosing regimens, efficacy, and immune responses in women with triple-negative breast cancer and is fully enrolled. Key data from the trial is expected to be included in a future New Drug Application submission to the FDA for marketing clearance. This trial is sponsored and conducted by TapImmune.

On April 21, 2016, we announced our participation in an ovarian cancer study sponsored by Memorial Sloan Kettering Cancer Center in New York City in collaboration with AstraZeneca Pharmaceuticals in ovarian cancer patients who are not responsive to platinum, a commonly used chemotherapy for ovarian cancer. This study, a Phase II study of TPIV200 is currently enrolling ovarian cancer patients and is designed to look at the effects of combination therapy with AstraZeneca’s checkpoint inhibitor durvalumab. The study will enroll 40 patients and is open-label. Because they are unresponsive to platinum, these patients have no real options left. If the combination therapy proves effective, we believe it would address a critical unmet need. TPIV200 has received Orphan Drug designation for use in the treatment of ovarian cancer. Although we have no business relationship with AstraZeneca, we are paying for one-half of the costs of the clinical study, in addition to providing our TPIV200 for the study.

A Company-sponsored Phase II study in platinum-sensitive ovarian cancer patients was initiated in 2017. This study is designed to evaluate TPIV200 with GM-CSF in a randomized, placebo-controlled fashion during the first maintenance period after primary surgery and chemotherapy. Patients at this stage of their treatment have the highest potential for an immunotherapeutic effect and no other approved treatment options. The study will enroll up to 120 patients over the next year and a half, with an interim analysis planned in the first half of 2019.

TPIV 100/110

Phase I Human Clinical Trials – HER2/neu+ Breast Cancer – Mayo Clinic

A Phase I study using TPIV 100 (four HER2/neu peptides adjuvanted with GM-CSF) was completed in 2015. Final safety analysis on all the patients treated is complete and shown to be safe. In addition, 19 out of 20 evaluable patients showed robust T-cell immune responses to the antigens in the vaccine composition providing a solid case for advancement to Phase II in 2017. An additional secondary endpoint incorporated into this Phase I Trial will be a two-year follow on recording time to disease recurrence in the participating breast cancer patients.

For Phase I(b)/II studies, we plan to add a Class I peptide, licensed from the Mayo Clinic (April 16, 2012), to the four Class II peptides, producing TPIV 110 (five peptide product). Management believes that the combination of Class I and Class II HER2/neu antigens, gives us the leading HER2/neu vaccine platform. We are amending the IND to incorporate the fifth peptide in the Phase I(b)/II study. Discussions with the FDA have resulted in a pre-clinical development project that should allow us to file the amended IND in mid-2018.

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

TapImmune’s Clinical Program Pipeline

Target	Product	Indication	Design	Preclin.	Phase 1	Phase 2	Sponsors/ Collaborators
Folate Receptor-α	TPIV200	Triple-Negative Breast Cancer	Dose & Boost Safety	Follow-up Phase 2			
		Ovarian Cancer (platinum-sensitive)	Time to progression	Enrolling Phase 2			
		Triple-Negative Breast Cancer	Time to progression	Enrolling Phase 2			Mayo Clinic / DoD Fully Funded
		Ovarian Cancer (platinum-resistant)	Combo with durvalumab (anti PD-L1)	Enrolling Phase 2			Memorial Sloan Kettering Cancer Center / AstraZeneca / TapImmune
HER2/neu	TPIV100	DCIS Breast Cancer	Preparing Phase 1B	Start in 2018			Mayo Clinic / DoD Fully Funded
	TPIV110	Her2/neu Breast Cancer	Preparing Phase 1/2	IND update

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

Enrollment Completed: Phase II TPIV200 Trial in Triple-Negative Breast Cancer

We have completed enrollment and are now treating and following the patients in a Phase II trial of our Folate Receptor Alpha cancer vaccine, TPIV200, in the treatment of triple-negative breast cancer, one of the most difficult cancers to treat, representing a clear unmet medical need. The open-label, 80-patient clinical trial is designed to evaluate dosing regimens, pre-treatment, efficacy, and immune responses in women with triple-negative breast cancer. Key data from the trial is expected to be included in a future Biologics License Application submission to the FDA for marketing clearance. This trial is sponsored and conducted by TapImmune.

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

Enrolling Patients: Phase II TPIV200 Trial in Platinum-Sensitive Ovarian Cancer

We have opened multiple clinical sites and have enrolled the first 30 patients in a Phase II trial of TPIV200 for a 120-patient study on ovarian cancer patients who are responsive to platinum. We have received the FDA’s Fast Track designation to develop TPIV200 as a maintenance in women with Stage III and IV ovarian cancer who are in remission following their first round of successful platinum-based chemotherapy. This multi-center, double-blind efficacy study is sponsored and conducted by TapImmune. We expect to complete enrollment mid-2019. An interim analysis is planned based upon 50% patient enrollment, which we anticipate completing in the first half of 2019. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02978222 and FRV-004. TPIV200 has also received Orphan Drug designation for use in the treatment of ovarian cancer.

Enrolling Patients: Phase II Mayo Clinic-U.S. DOD Trial of TPIV200 in Triple-Negative Breast Cancer

Patients are being enrolled in this Phase II study of TPIV200 in the treatment of triple-negative breast cancer, conducted by the Mayo Clinic and sponsored by the U.S. DOD. The 280-patient study is led by Dr. Keith Knutson of the Mayo Clinic in Jacksonville, Florida. Dr. Knutson is the inventor of the technology and a member of the Scientific Advisory Board at TapImmune. While we are supplying doses of TPIV200 for the trial and being reimbursed for the costs associated with manufacturing, the costs associated with conducting this study are being funded by a $13.3 million grant made by the DOD to the Mayo Clinic.

Enrolling Patients: Phase II Trial at Memorial Sloan Kettering of TPIV200 in Platinum-Resistant Ovarian Cancer

A Phase II study of TPIV200 in ovarian cancer patients who are not responsive to platinum, a commonly used chemotherapy for ovarian cancer, being sponsored by Memorial Sloan Kettering Cancer Center (“MSKCC”) in collaboration with AstraZeneca and TapImmune, has begun enrollment for a 40-patient study. The open-label study is designed to evaluate a combination therapy which includes our TPIV200 T-cell vaccine and AstraZeneca’s checkpoint inhibitor, durvalumab. Because they are unresponsive to platinum, these patients have no real remaining options. If the combination therapy proves effective, we believe it would address a critical unmet need. We successfully completed enrollment of the first safety cohort. This may enable MSKCC to increase the number of patients that can be enrolled and will subsequently increase the study’s enrollment rate. Currently more than 50% of patients have been enrolled. An interim analysis is planned in the first half of 2018. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT02764333 and 16-011.

Open IND with FDA for TPIV110 in 2018: Phase II Protocol Now in Preparation

We have enhanced the formulation of our second cancer vaccine product, TPIV110 (the five-peptide product), following very strong safety and immune responses from a Phase I Mayo Clinic study using TPIV100 (the four-peptide product). TPIV110 targets HER2/neu+, which makes it applicable to breast, ovarian, and colorectal cancers. The enhanced TPIV product adds a fifth antigen that should produce an even more robust immune response activating both CD4+ (helper) and CD8+ (killer) T-cells. We have participated in a pre-Investigational New Drug (“pre-IND”) meeting with the FDA and will file the amended IND containing the fifth peptide in mid-2018. The protocol for a Phase II trial of TPIV110 in the treatment of HER2/neu+ positive breast cancer patients is currently under review by our Clinical Advisory Board and collaborators.

Mayo Clinic to Vaccinate Women With Ductal Carcinoma In Situ (DCIS) Using TapImmune TPIV100 HER2-targeted T-Cell Vaccine

On March 14, 2017, we announced that our partners at the Mayo Clinic received a grant from the U.S. Department of Defense to conduct a Phase IB study of our HER2-targeted vaccine candidate TPIV100 in an early form of breast cancer called DCIS. This is the second TapImmune vaccine to be tested in a fully funded study sponsored by the Mayo Clinic. Our collaborators at Mayo Clinic announced a $3.8 million grant which we believe would fully fund this trial. If the study is successful, our vaccine may eventually augment or even replace standard surgery and chemotherapy, and potentially could become part of a routine immunization schedule for preventing breast cancer in healthy women. The study is expected to enroll 40-45 women with DCIS and begin to commence such enrollment in mid-2018.

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

We recorded a net loss of $3.2 million or ($0.30) basic and diluted per share during the three months ended March 31, 2018 compared to a net loss of $2.4 million or ($0.29) basic and diluted per share during the three months ended March 31, 2017. The change in net loss period over period was due to the following changes in operating expenses and other expense:

Operating Expenses

Operating expenses incurred during the three months ended March 31, 2018 were $3.2 million compared to $2.4 million in the prior period. Significant changes in operating expenses are outlined as follows:

•	Research and development costs during the three months ended March 31, 2018 were $1.6 million compared to $1.0 million during the prior year period. The three months ended March 31, 2018 had increased expenses from the prior period relating to our clinical trials.

•	General and administrative expenses increased to $1.6 million during the three months ended March 31, 2018 from $1.4 million during the prior year period. This was due to increased expenses relating to:

o	stock-based compensation for employees and outside consultants,

o	compensation expenses resulting from increased headcount,

o	investor relations expenses, and

o	increased legal, audit and other professional fees.

Other Expense

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the three months ended March 31, 2018 was ($1,000) as compared to $3,000 for the three months ended March 31, 2017. This decrease by $1,000 for the three months ended March 31, 2018 is reflected by a corresponding gain in the condensed consolidated statement of operations.

Liquidity and Capital Resources

We have not generated any revenues since inception. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercises thereof.

The following table sets forth our cash and working capital as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Cash	$2,801,000	$5,129,000
Working Capital	$615,000	$3,658,000

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Net Cash provided by (used in):
Operating activities	$(2,346,000)	$(1,924,000)
Financing activities	$18,000	$-
Net decrease in cash	$(2,328,000)	$(1,924,000)

Financings

Our financing activities during the three months ended March 31, 2018 were solely the result of the exercising of stock options by a former officer of the Company.

Future Capital Requirements

As of March 31, 2018, we had working capital of $0.6 million, compared to working capital of $3.7 million as of December 31, 2017.

We expect our expenses to continue at a similar pace through 2018 primarily to continue funding our in-process Phase II clinical trials. Two of our clinical studies are expected to be funded by a total of $17.1 million of grants made by the DOD to the Mayo Clinic. Our collaborators at Mayo Clinic announced a $3.8 million grant which we expect would fully fund a Phase II clinical trial in DCIS that we had planned for our HER2/neu+ vaccine.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes of financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For risk factors, see Item 1.A.-“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 23, 2018. These risk factors have not materially changed from the disclosures provided in such Form 10-K, except for the following:

RISKS RELATED TO THE PROPOSED MERGER WITH MARKER

There can be no assurance that the conditions to the Merger will be satisfied.

The proposed Merger with Marker requires approval by the holders of a majority of our outstanding shares of common stock, receipt of certain financing commitments and other closing conditions. There can be no assurance that the conditions to the Merger will be satisfied. The failure to satisfy closing conditions could result in a termination of the Merger Agreement.

We may be obligated to pay Marker a Termination Fee.

Upon termination of the Merger Agreement under certain specified circumstances, we will be required to pay Marker a Termination Fee of $1.5 million. Any fees due as a result of termination could have a material adverse effect on our financial condition, and cash flows.

Failure to consummate the Merger could have negatively impact the market value of our common stock and access to capital.

There can be no assurance that the Merger will be consummated. Failure to consummate the Merger could (i) affect the value of our common stock, including by reducing it to a level at or below the trading range preceding the announcement of the Merger and (ii) negatively affect our access to and cost of both equity and debt financing.

Additionally, if the Merger is not consummated, we will have incurred significant costs and diverted the time and attention of management. A failure to consummate the Merger may also result in negative publicity, litigation against us or our directors and officers, and a negative impression of us in the financial markets. The occurrence of any of these events individually or in combination could have a material adverse effect on our financial condition and stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We issued the following unrestricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On March 9, 2018, we issued 10,042 shares of common stock to Richard Kenney, pursuant to a consulting services agreement.

On April 10, 2018, we issued 15,000 shares of common stock to Omnicor Media, LLC pursuant to a vendor agreement.

On April 13, 2018, we issued 33,334 shares of common stock to Collision Capital, LLC pursuant to a vendor agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 15, 2018, by and among TapImmune Inc., Timberwolf Merger Sub, Inc. and Marker Therapeutics, Inc.	8-K	000-27239	2.1	5/15/18

3.1	Articles of Incorporation as Amended	10-Q	001-37939	3.1	11/4/16

3.2	Certificate of Change to Articles of Incorporation (reverse split)	8-K	000-27239	3.1	9/15/16

3.3	Amended and Restated Bylaws	8-K	000-27239	3.1	7/15/16

10.1	Common Stock Purchase Agreement					X

10.2	Warrant Exercise Agreement					X

10.3	Warrant Exercise Agreement					X

10.4	Warrant Exercise Agreement					X

10.5	Warrant Exercise Agreement					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer and Chief Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.2	Certification of Chief Financial Officer and Chief Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit 101

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 2018.

TAPIMMUNE INC.

/s/ Peter L. Hoang
Peter L. Hoang President and Chief Executive Officer and Principal Executive Officer

/s/ Michael J. Loiacono
Michael J. Loiacono Chief Financial Officer and Principal Accounting Officer