Form 10-Q
period 2019-03-31
Marker Therapeutics, Inc.
filed 2019-05-10
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

MARKER THERAPEUTICS, INC.

(Name of registrant in its charter)

DELAWARE	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Southwest Freeway, Suite 2240 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713) 400-6400
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	MRKR	Nasdaq Capital Market

As of May 3, 2019, the Company had 45,484,483 shares of common stock issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$57,706,579	$61,746,748
Prepaid expenses and deposits	216,433	141,717
Interest receivable	112,200	108,177
Total current assets	58,035,212	61,996,642
Non-current assets:
Property, plant and equipment, net	360,280	147,668
Right-of-use assets, net	592,422	-
Total non-current assets	952,702	147,668

TOTAL ASSETS	$58,987,914	$62,144,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,694,019	$2,754,572
Lease liability	189,791	-
Warrant liability	58,000	49,000
Total current liabilities	2,941,810	2,803,572
Non-current liabilities:
Lease liability, net of current portion	435,192	-
Total non-current liabilities	435,192	-

Total liabilities	3,377,002	2,803,572

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized at March 31, 2019 and December 31, 2018, respectively
Series A, $0.001 par value, 1.25 million shares designated, 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Series B, $0.001 par value, 1.5 million shares designated, 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 150 million shares authorized, 45.5 million and 45.4 million shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	45,484	45,440
Additional paid-in capital	366,989,803	365,400,748
Accumulated deficit	(311,424,375)	(306,105,450)
Total stockholders' equity	55,610,912	59,340,738

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,987,914	$62,144,310

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Research and development	$2,832,695	$1,599,550
General and administrative	2,805,775	1,597,936
Total operating expenses	5,638,470	3,197,486
Loss from operations	(5,638,470)	(3,197,486)
Other income (expense):
Change in fair value of warrant liabilities	(9,000)	1,000
Interest income	328,545	-
Net loss	$(5,318,925)	$(3,196,486)

Net loss per share, Basic and Diluted	$(0.12)	$(0.30)
Weighted average number of common shares outstanding	45,465,754	10,622,420

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2019	45,440,704	$45,440	$365,400,748	$(306,105,450)	$59,340,738
Stock options exercised for cash	11,980	12	57,732	-	57,744
Warrants exercised for cash	1,799	2	5,377	-	5,379
Stock-based compensation	30,000	30	1,525,946	-	1,525,976
Net loss	-	-	-	(5,318,925)	(5,318,925)
Balance, March 31, 2019	45,484,483	$45,484	$366,989,803	$(311,424,375)	$55,610,912

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Par value	in Capital	Deficit	Equity

Balance at January 1, 2018	10,615,724	$10,616	$161,067,538	$(157,420,027)	$3,658,127
Stock options exercised for cash	10,416	10	18,115	-	18,125
Stock-based compensation	10,042	10	136,183	-	136,193
Net loss	-	-	-	(3,196,486)	(3,196,486)
Balance, March 31, 2018	10,636,182	$10,636	$161,221,836	$(160,616,513)	$615,959

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(5,318,925)	$(3,196,486)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	10,514	-
Changes in fair value of warrant liabilities	9,000	(1,000)
Stock-based compensation	1,525,976	136,193
Amortization on right-of-use assets	44,211	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(74,716)	(77,878)
Interest receivable	(4,023)	-
Accounts payable and accrued expenses	(27,628)	792,849
Lease liability	(44,575)	-
Net cash used in operating activities	(3,880,166)	(2,346,322)
Cash Flows from Investing Activities:
Purchase of property and equipment	(223,126)	-
Net cash used in investing activities	(223,126)	-
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	57,744	18,125
Proceeds from exercise of warrants	5,379	-
Net cash provided by financing activities	63,123	18,125
Net decrease in cash	(4,040,169)	(2,328,197)

Cash and cash equivalents at beginning of period	61,746,748	5,129,289
Cash and cash equivalents at end of period	$57,706,579	$2,801,092

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 1: Nature of Operations

Marker Therapeutics, Inc., a Delaware corporation (the “Company” or “we”), is a clinical-stage immuno-oncology company specializing in the development and commercialization of innovative cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications, and novel peptide-based vaccines for the treatment of breast and ovarian cancers. The Company’s cell-based immunotherapy technology is based on the selective expansion of non-engineered, tumor-specific T cells that recognize tumor associated antigens (i.e. tumor targets) and kill tumor cells expressing those targets. Once infused into patients, this population of T cells recognizes multiple tumor targets to produce broad spectrum anti-tumor activity.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at March 31, 2019 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K filed on March 15, 2019.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2019, the Company had cash and cash equivalents of approximately $57.7 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing, develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

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

Based on our clinical and research and development plans and our timing expectations related to the progress of our programs, we expect that our cash, cash equivalents and investment securities as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements through at least the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	initiate or continue clinical trials of our product candidates;

•	continue the research and development of our product candidates, seek to discover additional product candidates; seek regulatory approvals for our product candidates if they successfully complete clinical trials;

•	establish sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;

•	evaluate strategic transactions we may undertake; and

•	enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

Note 4: SIGNIFICANT ACCOUNTING POLICIES

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Other than above, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K, which was filed with the SEC on March 15, 2019.

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

Recent Accounting Standards Adopted in the Year

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets of approximately $637,000, lease liability of approximately $670,000 and eliminated deferred rent of approximately $33,000.

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The first presentation of the changes in shareholders’ equity in accordance with the new guidance is included in this Form 10-Q for the quarter ended March 31, 2019.

Improvements to Non-Employee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 “Improvements to Non-employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company has early adopted the new standard effective January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

The following table sets forth the computation of net loss per share:

	For the Three Months Ended
	March 31,
	2019	2018
Numerator:
Net loss	$(5,318,925)	$(3,196,486)

Denominator:
Weighted average common shares outstanding	45,465,754	10,622,420

Net loss per share data:
Basic and Diluted	$(0.12)	$(0.30)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,
	2019	2018
Common stock options	4,538,000	439,000
Common stock purchase warrants	22,979,000	6,520,000
Common stock warrants - liability treatment	27,000	-
Potentially dilutive securities	27,544,000	6,959,000

Note 6: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2019 and December 31, 2018, respectively:

		March 31,	December 31,
	Estimated Useful Lives	2019	2018
Lab equipment	5 Years	$55,000	$-
Computers and equipment	3-5 Years	138,000	66,000
Office furniture	5 Years	178,000	82,000
Total		371,000	148,000
Less: accumulated depreciation		(11,000)	-
Property and equipment, net		$360,000	$148,000

Depreciation expense for the three months ended March 31, 2019 was approximately $11,000. Furniture and computer equipment were placed in use on January 1, 2019, therefore no depreciation expense was recorded during the year ended December 31, 2018.

Note 7: LEASES

The Company leases office space under agreements classified as operating leases that expire on various dates through 2022. All of the Company’s lease liabilities result from the lease of its corporate headquarters in Houston, Texas, which expires in 2021, and its Jacksonville, Florida office space, which expires in 2022. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not act as a lessor or have any leases classified as financing leases.

The Company excludes short-term leases having initial terms of 12 months or less from the new accounting guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company has two lease agreements, an office at the Florida Atlantic Research and Development Authority and laboratory space located at the Texas Medical Center in Houston, which are included in short-term lease expense below.

At March 31, 2019, the Company had operating lease liabilities of approximately $625,000 and right of use assets of approximately $592,000, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

For the Three Months Ended
March 31, 2019
Operating lease expense summary:
Operating lease expense	$55,000
Short-term lease expense	22,000
Variable lease expense	15,000
Total	$92,000

Other information
Operating cash flows from operating leases	$56,000
Right of use assets exchanged for new operating lease liabilities	$670,000
Weighted-average remaining lease term – operating leases	2.0
Weighted-average discount rate – operating leases	6.8%

Maturities of our operating leases, excluding short-term leases, are as follows:

Nine months ended December 31, 2019	$169,000
Year ended December 31, 2020	231,000
Year ended December 31, 2021	226,000
Year ended December 31, 2022	68,000
Total	$694,000
Less present value discount	(69,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2019	$625,000

Note 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of March 31, 2019 and December 31, 2018, respectively:

	March 31,	December 31,
	2019	2018
Accounts payable	$1,670,000	$1,619,000
Compensation and benefits	478,000	416,000
Professional fees	268,000	236,000
Technology license fees	80,000	80,000
Investor relations fees	153,000	297,000
Other	45,000	106,000
Total accounts payable and accrued liabilities	$2,694,000	$2,754,000

Note 9: WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2019 and 2018 is as follows:

	For the Three Months Ended
	March 31,
	2019	2018
Stock price	$6.60	$3.38
Exercise price	$9.72	$1.20
Contractual term (years)	0.83	0.28
Volatility (annual)	97%	69%
Risk-free rate	2%	1%
Dividend yield (per share)	0%	0%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Warrant liability:

Fair value measured at March 31, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2019
Warrant liability	$-	$-	$58,000	$58,000

Fair value measured at December 31, 2018
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Warrant liability	$-	$-	$49,000	$49,000

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

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2019:

Warrant
Liability
Balance - January 1, 2019	$49,000
Change in fair value of warrant liability	9,000
Balance – March 31, 2019	$58,000

Note 10: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Exercise of Stock Warrants

During the three months ended March 31, 2019, certain outstanding warrants were exercised by a warrant holder providing aggregate proceeds to the Company of approximately $5,400 and resulted in the issuance of 1,799 shares of common stock.

Exercise of Stock Options

In January 2019, 11,980 shares of common stock were issued pursuant to stock option exercises at an exercise price equal to $4.82 per share.

Consulting Arrangements

During the three months ended March 31, 2019, the Company issued 30,000 shares of common stock in connection with consulting agreements. The fair value of the common stock of approximately $176,000 was recognized as stock-based compensation expense in general and administrative expenses.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of March 31, 2019 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2019	23,016,000	$4.78	4.29	$26,066,000
Exercised for cash	(2,000)	2.99	-	-
Expired or cancelled	(8,000)	12.72	-	-
Balance - March 31, 2019	23,006,000	$4.78	4.04	$48,553,000

Note 11: STOCK-BASED COMPENSATION

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended
	March 31,
	2019	2018
Stock Compensation expenses:
Research and development	$687,000	$103,000
General and administrative	839,000	33,000
Total stock compensation expenses	$1,526,000	$136,000

At March 31, 2019, the total stock-based compensation cost related to unvested awards not yet recognized was $15.7 million. The expected weighted average period compensation costs to be recognized was 1.90 years. Future option grants will impact the compensation expense recognized.

On October 19, 2018 the Board of Directors granted Mr. Peter Hoang, our Chief Executive Officer, an option award of 1,359,855 shares of our common stock at an exercise price of $9.18 (which price is equal to the closing price of our common stock on October 19, 2018). These option awards had a term of ten years and were fully vested upon grant and as such, all stock-based compensation expenses were recorded during the fiscal year ended December 31, 2018.

After engagement of a compensation consultant, and further review and consideration of Mr. Hoang’s overall compensation, certain changes were recommended by the Compensation Committee and approved by the Board on March 14, 2019, Mr. Hoang’s option award for 1,359,855 shares was amended to change the vesting from being fully vested to being subject to vesting on a monthly basis over four years. There was no incremental stock-based compensation expense recorded during the quarter ended March 31, 2019 relating to this modification.

Note 12: COMMITMENTS

Employment Agreements

On February 6, 2019, the Company appointed Mythili Koneru as the Company’s Senior Vice President Clinical Development. In connection with Ms. Koneru’s appointment, she entered into an employment agreement with the Company. The employment agreement provides that Ms. Koneru’s base salary will be $350,000 per year and she is eligible for an annual performance bonus of up to 35% of her base salary.

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

Note 13: RELATED PARTY TRANSACTIONS

The Baylor College of Medicine (“BCM”) Sponsored Research Agreement. On November 16, 2018, in furtherance of the BCM License Agreement and as contemplated by the terms thereof, the Company entered in a Sponsored Research Agreement (“SRA”) with BCM, which provided for the conduct of research for the Company by credentialed personnel at Baylor’s Center for Cell and Gene Therapy. During the quarter ended March 31, 2019, the Company paid BCM approximately $84,000 under the SRA.

The Consulting Agreement-Dr. Vera. On October 19, 2018, after the closing of the Merger, the Company entered into a consulting agreement with Dr. Juan Vera, a member of the Company’s Board of Directors, to serve as the Company’s Chief Development Officer. During the quarter ended March 31, 2019, Dr. Vera was paid approximately $81,000 by the Company under his consulting agreement.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three months ended March 31, 2019 included in this quarterly report, as well as our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 15, 2019.

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

Recent Developments

Relocation of Company Headquarters. On February 15, 2019, the Company announced it had relocated the Company’s headquarters from Jacksonville, Florida to Houston Texas.

New Laboratory Facility. In connection with the relocation of the corporate headquarters, the Company also announced it had entered into an agreement with Johnson & Johnson Innovation - JLABS for the use of a dedicated portion of an existing laboratory located at the Texas Medical Center in Houston for the purpose of conducting laboratory research and other laboratory related activities. JLABS at TMC, established by Johnson & Johnson Innovation, provides research and development stage entities with access to a turnkey infrastructure that includes singular benchtops, modular wet lab units, office space and specialized laboratory equipment.

ASBMT presentation. From February 20-24, 2019, the Company presented oral and poster presentations at the Transplantation & Cellular Therapy (“TCT”) Meetings of the American Society for Blood and Marrow Transplantation and the Center for International Blood and Marrow Transplant Research (“ASBMT” and “CIBMTR”). The meetings took place in Houston, Texas.

Products and Technology in Development

The following chart sets forth our products and technologies under development.

Preclinical
Ph.I & Ph. I/II
Ph. II
Ph. III
MultiTAA
Acute Myeloid Leukemia
Ph. IIb LAPP T Cell Therapy
Collaborators/Sponsors: Marker Therpeutics
Breast Cancer
Ph. II MAPP T Cell Therapy
Collaborators/Sponsors: Baylor College of Medicine
Acute Lymphoblastic Leukemia
Ph. I/II LAPP T Cell Therapy
Collaborators/Sponsors: Baylor College of Medicine
Acute Myeloid Leukemia
Ph. I/II LAPP T Cell Therapy
Collaborators/Sponsors: Marker Therapeutics, Baylor College of Medicine
Lymphoma
Ph. I/II MAPP T Cell Therapy
Collaborators/Sponsors: Baylor College of Medicine
Multiple Myeloma
Ph. I/II MAPP T Cell Therapy
Collaborators/Sponsors: Baylor College of Medicine
Pancreatic Cancer
Ph. I/II MAPP T Cell Therapy
Collaborators/Sponsors: Baylor College of Medicine
Sarcoma
Ph.I/II MAPP T Cell Therapy
Collaborators/Sponsors: Baylor College of Medicine
TPIV200
Triple Negative Breast Cancer
Ph. II Dosing Study
Collaborators/Sponsors: Marker Therapeutics
Ph. II Efficacy Study
Collaborators/Sponsors: Mayo Clinic, Department of Defense
Ovarian Cancer
Ph. II Platinum Sensitive: Efficacy in Maintenance Therapy
Collaborators/Sponsors: Marker Therapeutics
Ph. II Platinum Resistant: Efficacy in Combo Therapy
Collaborators/Sponsors: Memorial Sloan Kettering
TPIV100
HER2/neu+ Breast Cancers
Ph. I/II Combo Therapy in HER2+ Breast Cancer
Collaborators/Sponsors: Mayo Clinic, Department of Defense
Ph. I Ductal Carcinoma in situ
Collaborators/Sponsors: Mayo Clinic, Department of Defense
Fully Enrolled
Enrolling
Planned

Our MultiTAA T Cell Products

We are advancing two MultiTAA T cell products through clinical development:

1)	Mixed Antigen Peptide Pool (“MAPP”) T cells is a product currently being studied for patients with lymphoma, multiple myeloma and selected solid tumors in Phase 1 studies. MAPP is an autologous product that targets the NY-ESO-1, PRAME, MAGE-A4, Survivin and SSX2 antigens, and
2)	Leukemia Antigen Peptide Pool (“LAPP”) T cells is a product currently being studied for patients with acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”) in Phase 1 trials. LAPP is an allogeneic product targeting the WT1, NY-ESO-1, PRAME, and Survivin antigens and the stem cell transplant donor is used as the source of the cells manufactured for therapy.

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

Our solution to the problem of tumor heterogeneity was to develop T cell products that simultaneously attack multiple tumor-expressed antigens and thereby enable more complete initial tumor targeting, thus minimizing the subsequent opportunity for the cancer to engage escape mechanisms. Of note, data suggest that this strategy may be responsible for recruitment and activation of unique cancer-killing cells from the patient’s own immune repertoire to participate in cancer eradication, further minimizing the possibility for tumor cell escape.

Our proprietary MultiTAA T cell platform may have meaningful advantages over current CAR and TCR-engineered cell therapy approaches. Compared to current gene-modified T cell therapies, our programs are characterized by the following:

•Potential clinical benefit, without the need for lymphodepletion before infusion: In BCM’s Phase I lymphoma study, there were complete responses (“CRs”) in 50 – 60% of its evaluable patients. We believe it is significant that no patient with a CR has subsequently relapsed with disease, whereas typically 30% or more of patients with CR in reported CAR-T studies relapse within one year. In patient results to date, observed therapeutic responses appear to be highly durable, with some patients being relapse-free beyond five years.

•Non-gene-modified: Unlike CAR and TCR-based approaches, our therapy does not require genetic modification of T cells, a costly and complex process that significantly complicates the manufacturing of a patient product. We believe our therapy can be manufactured at a fraction of the cost of a gene-modified T cell product, with substantially reduced complexity of manufacturing.

•Low incidence rate of adverse events: In 78 patients treated to date, there has been only one grade III adverse reaction considered possibly related to the therapy. This appears to compare favorably with published CD19 CAR-T studies, wherein up to 95% of patients had associated grade III or higher adverse events during treatment. We believe that it is notable that there have been no cases of cytokine-release syndrome (“CRS”), or related serious adverse events (“SAEs”) in patients treated with MAPP or LAPP therapy to date.

•Capable of addressing a broad repertoire of cancer cells: While CAR-T and TCR therapies generally target a single epitope, our manufacturing process selects for T cells that are specific for multiple peptides derived from several targeted antigens. Deep gene sequencing of our products shows that a typical patient dose usually consists of approximately 4,000 unique T cell clonotypes targeting up to five different tumor-associated antigens. The five antigen targets can be recognized by a very wide range of T cells, facilitating robust killing of targeted cancer cells.

•Appears to drive endogenous immune responses: We see evidence of “epitope spreading” in the treated patients, meaning that our therapy is potentially inducing an enhanced response by the patient’s own T cells (specific for an expanded set of tumor-associated antigens beyond those targeted by the infused product). Correlative analyses show expansion of endogenous T cells, other than those present in the infused product, in the months following infusion. This phenomenon, also known as “antigen spreading,” is potentially important in generating a durable response for a patient, because it enables the killing of tumors that do not express any of the antigens initially targeted by the product.

Clinical Update on Multi-Antigen Targeted (MultiTAA) T Cell Therapies

Acute Myeloid Leukemia

We reported a clinical update from a Phase 1 clinical trial in post-transplant AML in oral and poster presentations at the American Society of Hematology (“ASH”) meeting in December 2018 and the American Society for Blood and Marrow Transplantation (“ASBMT”) and the Center for International Blood & Marrow Transplant Research (“CIBMTR”) meeting in February 2019. Results from the BCM-sponsored study showed that the treatment is safe and well-tolerated and has the potential to mediate a meaningful anti-tumor effect, as well as in vivo expansion of T cells. Among the highlights from the study, 11 out of 13 patients dosed with MultiTAA T cells as a maintenance therapy after receiving allogeneic stem cell transplant remain alive, ranging from six weeks to 2.5 years post-infusion. Nine of these patients have never relapsed after MultiTAA therapy and continue to remain in complete remission (CR). Patients with active disease, overall survival ranged from four and 21 months as compared to 4.5 months in historical results after standard of care.

We will pursue post-transplant AML as the lead indication of our T cell therapy program. Based on findings from various dose cohorts in the Phase 1 BCM-sponsored trial, we have made a strategic decision to focus on post-transplant AML, and plan to initiate pre-IND discussions with the U.S. FDA in the second quarter of 2019, with an IND submission for the Company-sponsored Phase II study in the third quarter. The multicenter study will evaluate clinical efficacy of MultiTAA specific T cells in patients with AML or myelodysplastic syndromes (“MDS”) in both the adjuvant and active disease setting, following an allogeneic hematopoietic stem cell transplant (HSCT). The dose administered will be the maximum tolerated dose from the BCM-sponsored Phase 1 trial. In the adjuvant setting, patients will be randomized 2:1 to either MultiTAA therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MultiTAA T cells as part of a single-arm group.

Solid Tumors

The Phase Ib/IIa open label, unblinded study, which protocol is available on clinicaltrials.gov under the trial name TACTOPS, is a three-arm study. In the first arm of the trial, patients are those who are chemo-responsive, or patients who do not progress using standard-of-care chemotherapy. If those patients are not progressing after three rounds of chemotherapy, they would be eligible to receive our cells in six doses in alternation with their chemotherapy doses. The second arm of the trial includes patients who are chemo-refractory, or patients who have progressed after the use of GemCis chemotherapy. The third arm of the trial is for patients who have surgically resectable tumors. The surgically resectable patients will receive a dose of T cells prior to surgical resection. Once the tumor has been removed, we will be able to assess the excised tumor material for T-cell infiltration, epitope spreading and other important elements, and following such assessment, those patients would be eligible to receive a second dose of T cells after surgical resection. Of the 13 patients, seven of those patients were in Arm A, the chemo-responsive arm; two patients have been in Arm B, the chemo-refractory arm; and the remaining four patients are in Arm C, the surgically resectable arm.

Clinical trial enrollment has increased. As of the beginning of March, the trial had enrolled 30 patients, manufactured product for 23 patients was available and 13 of those patients had been dosed. We anticipate providing our first update in the MultiTAA cell therapy solid tumor program with an update in pancreatic cancer in the third quarter of 2019.

In addition to the above, the following are updates on other indications in our MultiTAA T cell therapies:

Lymphoma

T cell therapy is being evaluated at BCM in a Phase I trial in Lymphoma that has treated 15 patients with active disease (“lymphoma active group”), of which all 15 patients had completed a follow-up period beyond 3 months post-infusion, and 17 patients in remission (“lymphoma adjuvant group”). We reported the following in January 2019:

•	To date, no relapses have been observed for any patient entering a complete response (“CR”);

•	Patients with active disease are now between 1 and 5+ years in CR after infusion of MultiTAA cells (ongoing);

•	Several patients with stable disease show potential durable disease stabilization, with two patients experiencing stable disease for over nine months and 24 months, respectively; and

•	Responses in all six patients who entered CR were associated with an expansion of infused T cells, as well as induction of antigen spreading.

Acute Lymphoblastic Leukemia (“ALL”)

T cell therapy is being evaluated at BCM in a Phase I clinical trial for patients with ALL. As of February 2019, 18 patients have been treated. We reported the following clinical update in ALL at the ASBMT and CIBMTR meeting in February 2019:

•	Patients are now up to 28 months in continued complete remission (“CCR”);

•	The one patient who experienced relapse displayed mixed donor/recipient chimerism after transplant, but remained in CCR for 6 months; and

•	Patients who remain in CCR have been durable for between four to 28 months, with a median of 16 months.

Multiple Myeloma

T cell therapy is being evaluated at BCM in a Phase Ib/IIa trial for patients with Multiple Myeloma. One arm of this trial assessed patients who received T cells more than 90 days after an autologous stem cell transplant (“ASCT”), while a second arm assessed patients who received T cells within 90 days of ASCT. We have not seen a meaningful difference in response rates or durability between the two arms and intend to standardize future trials based upon a protocol wherein patients will receive MAPP T cells immediately post ASCT. To date, 10 patients have been treated. We reported the following in January 2019 on the ten patients with active disease who have been treated, including:

•	One patient with a CR durable for approximately 29 months before relapse, was subsequently given a second treatment infusion of MultiTAA T cells, resulting in stable disease for three months (ongoing) after the second treatment;

•	Two patients achieved partial responses (“PR”) of between 14 and 22 months (ongoing) as of last follow-up;

•	All seven remaining patients experienced stabilization of disease following infusion of initial MultiTAA cells. Three patients developed transient disease stabilization of between three and seven months with subsequent progression, and four patients have ongoing stable disease;

•	Eight patients were treated in remission, with a median follow-up of 21 months. Only one patient has relapsed to date; and

•	Correlative studies show significant expansion of MultiTAA T cells, as well as significant evidence of epitope spreading with expansion of endogenous T cells specific for tumor-associated antigens that were not targeted by the MultiTAA product.

Our Folate Receptor Products

Folate Receptor alpha (“FRa”) is overexpressed in over 80% of breast cancers and in addition, over 90% of ovarian cancers, for which the only treatment options are surgery, radiation therapy and chemotherapy, creating a very important and urgent clinical need for a new therapeutic strategy. Time to recurrence is relatively short for ovarian cancer and survival prognosis is extremely poor after recurrence. In the United States alone, there are approximately 30,000 ovarian cancer patients and 40,000 triple-negative breast cancer patients newly diagnosed every year. The FRa vaccine (now called TPIV200) intended to treat these conditions is composed of a mixture of five Fra-derived immunogenic peptides adjuvanted with low-dose granulocyte-macrophage colony-stimulating factor (“GM-CSF”).

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

Phase II Development of TPIV200 for Triple-negative Breast Cancer

Triple-negative breast cancer (“TNBC”) is one of the most difficult cancers to treat and represents a clear unmet medical need. On September 15, 2015, we announced that our collaborators at the Mayo Foundation had been awarded a grant of $13.3 million from the DoD. This grant led by Dr. Keith Knutson of the Mayo Clinic in Jacksonville, Florida covers the costs for a 280-patient Phase II clinical trial of the FRa vaccine in patients with TNBC. We are working closely with the Mayo Foundation on this clinical trial by providing clinical and manufacturing expertise, as well as providing GMP vaccine formulations under contract. This Phase II study of TPIV200 in the treatment of triple-negative breast cancer began enrolling patients in late 2017 and enrollment continues. Details regarding this trial can be found at www.clinicaltrials.gov under identifier numbers NCT03012100 and RU011501I.

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

On January 10, 2017, we announced the initiation of a Company-sponsored Phase II study in platinum-sensitive ovarian cancer patients (FRV-004). This multi-center, double-blind efficacy study is designed to evaluate TPIV200 compared to GM-CSF alone in a randomized, placebo-controlled fashion during the first maintenance period after primary surgery and chemotherapy. We have opened multiple clinical sites and enrollment of the 120 patients has been completed ahead of schedule. The 120th subject was given the study drug on December 10, 2018. Safety is reviewed by an independent DSMB quarterly and an interim efficacy analysis is planned in 2019, once 55 patients have progressed. Details regarding this trial can be found at www.clinicaltrials.gov under the identifier number NCT02978222.

TPIV 100/110 – HER2/neu peptides with GM-CSF

Human epidermal growth factor receptor 2 (“HER2/neu”) amplification/overexpression results in an effective therapeutic target in breast and gastric cancer. Over-expressed HER2 is detected predominantly in malignancies of epithelial origin, such as breast, gastric, esophageal, colorectal, salivary gland, pancreatic, epithelial ovarian, endometrial, and bladder carcinomas, as well as gallbladder and extrahepatic cholangiocarcinomas. HER2 is over-expressed in approximately 25% of breast cancers and its expression is associated with unfavorable pathologic features and aggressive disease if not treated with targeted therapies, relative to other forms of breast cancer. While the outcome of patients with HER2 positive breast cancer has significantly improved in the past few decades with an advent of anti-HER2 therapies, a substantial number of resected patients subsequently develop metastatic disease. The continued prevalence of these cancers represents a high unmet medical need, justifying the targeted development of immunotherapeutic strategies.

We have added a major histocompatibility complex (“MHC”) class I-restricted peptide, also licensed from the Mayo Foundation on April 16, 2012, to the four MHC class II-restricted peptides present in TPIV100, resulting in TPIV 110 after the five peptides are mixed with GM-CSF. Management believes that the combination of MHC class I and class II-restricted HER2/neu antigens, gives the Company the leading HER2/neu vaccine platform. We have amended the IND to incorporate the fifth peptide and will use TPIV110 in subsequent studies with the goal of producing an even more robust vaccine activating both CD4+ (helper) and CD8+ (killer) T cells.

Transition of the HER2/neu Vaccine

On June 7, 2016, we announced that the Company had exercised its option agreement with Mayo Foundation and signed a worldwide license agreement to the proprietary HER2/neu vaccine technology. The license gives the Company the right to develop and commercialize the technology in any cancer indication in which the Her2/neu antigen is overexpressed. As part of this agreement, the IND for the HER2/neu Phase I Trial was transferred from Mayo Foundation to the Company for Phase II clinical trials as TPIV100, our second vaccine product.

Phase I Human Clinical Trial – HER2/neu+ Breast Cancer – Mayo Foundation

A Phase I study using a vaccine containing four MHC class II-restricted HER2/neu peptides in combination with GM-CSF (now called TPIV100) was initiated in 2012 at the Mayo Clinic and the primary readout was completed in 2015. Final safety analysis on all the patients treated showed that the vaccine was safe in that context. In addition, 19 out of 20 evaluable patients showed robust T-cell immune responses to the antigens in the vaccine, providing a case for advancement to Phase II. Data from the study were presented at the San Antonio Breast Cancer Symposium on December 10, 2015. An additional secondary endpoint incorporated into this Phase I Trial was a two-year follow-on recording the time to disease recurrence in the participating breast cancer patients. Details regarding this trial can be found at www.clinicaltrials.gov under the identifier number NCT01632332.

On March 14, 2017, we announced that our partners at the Mayo Clinic received a $3.8 million grant from the DoD to conduct a Phase Ib study of the HER2-targeted vaccine candidate (TPIV100) in an early form of breast cancer called ductal carcinoma in situ (“DCIS”). This is the second Company vaccine to be tested in a fully-funded study sponsored by the Mayo Foundation. We are working closely with the Mayo Foundation on this clinical trial by providing clinical and manufacturing expertise, as well as providing GMP vaccine formulations under contract. If the study is successful, our HER2/neu vaccine may eventually augment or even replace standard surgery and chemotherapy, and potentially could become part of a routine immunization schedule for preventing breast cancer in healthy women. The study is expected to enroll 40 – 45 women with DCIS and commenced such enrollment during the first quarter of 2019.

Phase II Development of the HER2/neu TPIV100 Vaccine

On October 10, 2018, we announced that the Mayo Clinic had been awarded a grant of $11 million from the DoD. This grant is intended to cover the costs of a large randomized, double-blind Phase II study of the Company’s HER2/neu-targeted breast cancer vaccine, TPIV100. 190 patients will be randomized, in a 2:1 fashion, to receive TPIV100 plus maintenance ado-trastuzumab emtansine (T-DM1) or maintenance T-DM1with placebo plus GM-CSF. We are working closely with Mayo Foundation on this clinical trial by providing clinical and manufacturing expertise, as well as providing GMP vaccine formulations under contract. The study will ask whether the administration of vaccine during T-DM1 maintenance therapy in patients with residual disease post-neoadjuvant chemotherapy effectively blocks disease recurrence and the development of metastatic breast cancer. By prevention of recurrence and metastasis, the expectation is that mortality associated with breast cancer will be decreased.

Products and Technology – Pre-clinical

Polystart

In addition to the clinical developments, our T cell therapies and peptide vaccine technology can be coupled with our PolyStart™ nucleic acid-based platform, which is designed to make T cell therapies and vaccines significantly more effective by producing four times the required peptides for the immune systems to recognize and act on.

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

We recorded a net loss of $5.3 million or ($0.12) basic and diluted per share during the three months ended March 31, 2019 compared to a net loss of $3.2 million or ($0.30) basic and diluted per share during the three months ended March 31, 2018. The change in net loss period over period was due to the following changes:

Operating Expenses

Operating expenses incurred during the three months ended March 31, 2019 were $5.6 million compared to $3.2 million in the prior period. Significant changes in operating expenses are outlined as follows:

•

Research and development costs during the three months ended March 31, 2019 were $2.8 million compared to $1.6 million during the prior year period.

Our research and development expenses are highly dependent on the phases of our research projects and therefore fluctuate from period to period.

The three months ended March 31, 2019 had increased expenses from the prior period due to increased headcount-related expenses, stock-based compensation expenses and consulting expenses resulting from the build-up of our internal infrastructure as we advance the clinical development of our MultiTAA T cell products.

•	General and administrative expenses were $2.8 million during the three months ended March 31, 2019 as compared to $1.6 million during the prior year period. This increase was due to increased expenses relating to:

o $0.3 million of headcount-related expenses,

o $0.1 million of legal, accounting and other professional expenses,

o $0.1 million of office and insurance expenses, and

o $0.6 million of stock-based compensation expenses.

Other Expense

Change in fair value of warrant liabilities

The change in fair value of warrant liabilities for the three months ended March 31, 2019 was $9,000 as compared to ($1,000) for the three months ended March 31, 2018. This increase by $9,000 during the three months ended March 31, 2019 is reflected by a corresponding increase in other expense in the condensed consolidated statement of operations.

Interest income

Interest income was approximately $0.3 million for the quarter ended March 31, 2019 and was attributable to interest income relating to a significant portion of the net proceeds received from our equity financing in October 2018 which are held in U.S. Treasury notes and U.S. government agency-backed securities with maturities of less than three months.

Liquidity and Capital Resources

We have not generated any revenues since inception other than revenue from grants we received. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercises thereof.

The following table sets forth our cash and working capital as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$57,707,000	$61,747,000
Working Capital	$55,093,000	$59,193,000

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31,
	2019	2018
Net Cash provided by (used in):
Operating activities	$(3,880,000)	$(2,346,000)
Investing activities	(223,000)	-
Financing activities	63,000	18,000
Net decrease in cash	$(4,040,000)	$(2,328,000)

Operating Activities

During the three months ended March 31, 2019 and 2018, net cash outflows from operations were $3.9 million and $2.3 million, respectively.

Net cash used in operating activities for the three months ended March 31, 2019 was comprised of a net loss of $5.3 million, which included share-based compensation expense of $1,526,000, non-cash depreciation expense of $11,000, an increase in change in fair value of warrant liabilities of $9,000 and an increase in amortization on right-of-use assets of $44,000. Net cash used in operating activities also included the effect of changes in asset and liability accounts, including a decrease in prepaids of $75,000, a decrease in accounts payable and accrued liabilities of $28,000, a decrease in interest receivable of $4,000 and a decrease in lease liabilities of $45,000.

Net cash used in operating activities for the three months ended March 31, 2018 was comprised of a net loss of $3.2 million, which included share-based compensation expense of $136,000 and a decrease in change in fair value of warrant liabilities of $1,000. Net cash used in operating activities also included the effect of changes in asset and liability accounts, including a decrease in prepaids of $78,000 and an increase in accounts payable and accrued liabilities of $793,000.

Investing Activities

During the three months ended March 31, 2019, we purchased $0.2 million in property and equipment.

Financing Activities

We received approximately $63,000 and $18,000 cash proceeds from exercises of common stock warrants and options during the three months ended March 31, 2019 and 2018, respectively.

Financings

Our major sources of funding have been proceeds from various public and private offerings of our equity securities from option and warrant exercises, and from interest income.

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

Exercise of Stock Warrants

During the three months ended March 31, 2019, certain outstanding warrants were exercised by a warrant holder providing aggregate proceeds to the Company of approximately $5,400 and resulted in the issuance of 1,799 shares of common stock.

Exercise of Stock Options

In January 2019, 11,980 shares of common stock were issued pursuant to stock option exercises at an exercise price equal to $4.82 per share.

Future Capital Requirements

As of March 31, 2019, we had working capital of $55.1 million, compared to working capital of $59.2 million as of December 31, 2018.

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

We plan to continue to fund our operations and capital funding needs through equity and/or debt financing. We may also consider new collaborations or selectively partner our technology. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing stockholders. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us. Any of these actions could harm our business, results of operations and future prospects.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

(a)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in our internal controls over financial reporting, our disclosure controls and procedures were not effective for the reasons described below. Notwithstanding the material weakness described below, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in the Quarterly Report and in this Form 10-Q are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States for each of the periods presented herein.

During the first quarter of fiscal year 2019, we, together with our independent registered public accounting firm, identified a material weakness in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in internal control over financial reporting resulted from ineffective controls related to the timing of recording non-cash stock-based compensation expenses on select stock option grants; grants which had vesting schedules that differed from the previously-standard vesting schedules. To remediate the material weakness, we are initiating controls and procedures in order to:

•	Reinforce the importance of a strong control environment, to emphasize the technical requirements for controls that are designed, implemented and operating effectively and to set the appropriate expectations on internal controls through establishing the related policies and procedures;
•	Review the categories that are underlying the calculations related to stock-based compensation, and revised procedures for the calculation and review of effects from granted, forfeited and expired options; and most importantly
•	Transition the manual calculation of stock-based compensation expenses to a third-party automated software system.

(b)	Changes in Internal Control Over Financial Reporting

There were no other changes in our internal controls over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2019, we were not a party to any material legal proceedings.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K for the year ended December 31, 2018 filed on March 15, 2019 (Part I, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	We issued the following unrestricted securities during the period covered by this report to the named individual pursuant to exemptions under the Securities Act of 1933 including Section 4(2):

On January 14, 2019, we issued 15,000 shares of common stock to Omnicor Media, LLC pursuant to a vendor agreement.

On March 20, 2019, we issued 15,000 shares of common stock to Omnicor Media, LLC pursuant to a vendor agreement.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation	8-K	001-37939	3.4	10/17/18

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	000-27239	3.6	10/17/18

10.1	Employment Agreement between TapImmune Inc. and Peter Hoang dated as of September 22, 2017*	8-K	001-37939	10.1	9/25/17

10.2	Amendment to Employment Agreement between Marker Therapeutics, Inc. and Peter Hoang, dated March 14, 2019*	10-K	001-37939	10.40	3/15/19

10.3	Employment Agreement by and between Mythili Koneru and the Company dated February 6, 2019*					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer and Chief Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.2	Certification of Chief Financial Officer and Chief Principal Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

*Executive management contract or compensatory plan or arrangement.

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

Date: May 10, 2019

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang President and Chief Executive Officer and Principal Executive Officer

/s/ Anthony Kim
Anthony Kim Chief Financial Officer and Principal Accounting Officer

