Form 10-Q
period 2019-06-30
Marker Therapeutics, Inc.
filed 2019-08-09
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2019

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

MARKER THERAPEUTICS, INC.

(Name of registrant in its charter)

DELAWARE	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Southwest Freeway, Suite 2240 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713) 400-6400
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MRKR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 5, 2019, the Company had 45,670,597 shares of common stock issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$53,444,906	$61,746,748
Prepaid expenses and deposits	491,467	141,717
Interest receivable	98,154	108,177
Total current assets	54,034,527	61,996,642
Non-current assets:
Property, plant and equipment, net	413,239	147,668
Right-of-use assets, net	547,455	-
Total non-current assets	960,694	147,668

Total assets	$54,995,221	$62,144,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,946,782	$2,754,572
Lease liability	194,482	-
Warrant liability	65,000	49,000
Total current liabilities	3,206,264	2,803,572
Non-current liabilities:
Lease liability, net of current portion	385,169	-
Total non-current liabilities	385,169	-

Total liabilities	3,591,433	2,803,572

Commitments and contingencies (see Note 10)	-	-

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 150 million shares authorized, 45.5 million and 45.4 million shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	45,513	45,440
Additional paid-in capital	368,353,041	365,400,748
Accumulated deficit	(316,994,766)	(306,105,450)
Total stockholders' equity	51,403,788	59,340,738

Total liabilities and stockholders' equity	$54,995,221	$62,144,310

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Grant income	$-	$205,994	$-	$205,994
Total revenues	-	205,994	-	205,994
Operating expenses:
Research and development	3,152,445	1,826,837	5,985,140	3,426,387
General and administrative	2,721,120	3,052,954	5,526,895	4,650,890
Total operating expenses	5,873,565	4,879,791	11,512,035	8,077,277
Loss from operations	(5,873,565)	(4,673,797)	(11,512,035)	(7,871,283)
Other income (expense):
Change in fair value of warrant liabilities	(7,000)	(139,000)	(16,000)	(138,000)
Interest income	310,174	-	638,719	-
Net loss	$(5,570,391)	$(4,812,797)	$(10,889,316)	$(8,009,283)

Net loss per share, basic and diluted	$(0.12)	$(0.41)	$(0.24)	$(0.71)
Weighted average number of common shares outstanding	45,501,078	11,838,371	45,483,513	11,233,755

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended June 30, 2019
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at April 1, 2019	45,484,483	$45,484	$366,989,803	$(311,424,375)	$55,610,912
Stock-based compensation	29,040	29	1,363,238	-	1,363,267
Net loss	-	-	-	(5,570,391)	(5,570,391)
Balance at June 30, 2019	45,513,523	$45,513	$368,353,041	$(316,994,766)	$51,403,788

	For the Three Months Ended June 30, 2018
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at April 1, 2018	10,636,182	$10,636	$161,221,836	$(160,616,513)	$615,959
Issuance of common stock in private placement	1,300,000	1,300	3,118,700	-	3,120,000
Stock warrants exercised for cash	1,446,881	1,447	4,259,638	-	4,261,085
Stock warrants cashless exercised	118,425	118	(118)	-	-
Stock-based compensation	122,783	123	960,156	-	960,279
Fair value of repriced warrants as inducement	-	-	727,513	(727,513)	-
Net loss	-	-	-	(4,812,797)	(4,812,797)
Balance at June 30, 2018	13,624,271	$13,624	$170,287,725	$(166,156,823)	$4,144,526

	For the Six Months Ended June 30, 2019
					Total
	Common Stock		Additional	Accumulated	Stockholders’
	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2019	45,440,704	$45,440	$365,400,748	$(306,105,450)	$59,340,738
Stock options exercised for cash	11,980	12	57,732	-	57,744
Warrants exercised for cash	1,799	2	5,377	-	5,379
Stock-based compensation	59,040	59	2,889,184	-	2,889,243
Net loss	-	-	-	(10,889,316)	(10,889,316)
Balance at June 30, 2019	45,513,523	$45,513	$368,353,041	$(316,994,766)	$51,403,788

	For the Six Months Ended June 30, 2018
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2018	10,615,724	10,616	161,067,538	(157,420,027)	3,658,127
Issuance of common stock in private placement	1,300,000	1,300	3,118,700	-	3,120,000
Stock options exercised for cash	10,416	10	18,115	-	18,125
Stock warrants exercised for cash	1,446,881	1,447	4,259,638	-	4,261,085
Stock warrants cashless exercised	118,425	118	(118)	-	-
Stock-based compensation	132,825	133	1,096,339	-	1,096,472
Fair value of repriced warrants as inducement	-	-	727,513	(727,513)	-
Net loss	-	-	-	(8,009,283)	(8,009,283)
Balance at June 30, 2018	13,624,271	$13,624	$170,287,725	$(166,156,823)	$4,144,526

  See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(10,889,316)	$(8,009,283)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	39,811	-
Changes in fair value of warrant liabilities	16,000	138,000
Stock-based compensation	2,889,243	1,096,472
Amortization on right-of-use assets	89,178	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(349,750)	(57,566)
Interest receivable	10,023	-
Accounts payable and accrued expenses	225,135	2,086,840
Lease liability	(89,907)	-
Net cash used in operating activities	(8,059,583)	(4,745,537)
Cash Flows from Investing Activities:
Purchase of property and equipment	(305,382)	-
Net cash used in investing activities	(305,382)	-
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in private placement, net of offering costs	-	3,120,000
Proceeds from exercise of stock options	57,744	18,125
Proceeds from exercise of warrants	5,379	4,261,085
Net cash provided by financing activities	63,123	7,399,210
Net (decrease) increase in cash	(8,301,842)	2,653,673

Cash and cash equivalents at beginning of period	61,746,748	5,129,289
Cash and cash equivalents at end of period	$53,444,906	$7,782,962

	For the Six Months Ended
	June 30,
	2019	2018
Supplemental schedule of non-cash financing activities:
Fair value of repriced warrants as inducement	$-	$727,513
Stock warrants cashless exercised	$-	$118

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 1: Nature of Operations

Marker Therapeutics, Inc., a Delaware corporation (the “Company” or “we”), is a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies and innovative peptide-based vaccines for the treatment of hematological malignancies and solid tumor indications. The Company’s MultiTAA T cell technology is based on the selective expansion of non-engineered, tumor-specific T cells that recognize tumor associated antigens, which are tumor targets, and kill tumor cells expressing those targets. These T cells are designed to recognize multiple tumor targets to produce broad spectrum anti-tumor activity.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at June 30, 2019 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K filed on March 15, 2019.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2019, the Company had cash and cash equivalents of approximately $53.4 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development;, obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

The Company expects to continue to incur substantial losses over the next several years during its development phase. To fully execute its business plan, the Company will need to complete certain research and development activities and clinical trials. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities will span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company plans to meet its capital requirements primarily through issuances of debt and equity securities and, in the longer term, revenue from sales of its product candidates, if approved.

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of June 30, 2019 will enable the Company to fund its operating expenses and capital expenditure requirements through at least the third quarter of 2020. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

•	initiates or continues clinical trials of its product candidates;
•	continues the research and development of its product candidates and seeks to discover additional product candidates;
•	seeks regulatory approvals for any product candidates that successfully complete clinical trials;
•	maintains and enforces intellectual property rights;
•	establishes sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
•	evaluates strategic transactions the Company may undertake; and
•	enhances operational, financial and information management systems and hires additional personnel, including personnel to support development of product candidates and, if a product candidate is approved, commercialization efforts.

Note 4: SIGNIFICANT ACCOUNTING POLICIES

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

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

Other than above, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 15, 2019.

New Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The first presentation of the changes in stockholders’ equity in accordance with the new guidance was included in the Company's Form 10-Q for the quarter ended March 31, 2019 filed on May 10, 2019.

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

The following table sets forth the computation of net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(5,570,391)	$(4,812,797)	$(10,889,316)	$(8,009,283)

Denominator:
Weighted average common shares outstanding	45,501,078	11,838,371	45,483,513	11,233,755

Net loss per share data:
Basic and diluted	$(0.12)	$(0.41)	$(0.24)	$(0.71)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Six Months Ended
	June 30,
	2019	2018
Common stock options	4,568,000	439,000
Common stock purchase warrants	22,979,000	4,871,000
Common stock warrants - liability treatment	27,000	-
Potentially dilutive securities	27,574,000	5,310,000

Note 6: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2019 and December 31, 2018, respectively:

		June 30,	December 31,
	Estimated Useful Lives	2019	2018
Lab equipment	5 Years	$64,000	$-
Computers, equipment and software	3-5 Years	189,000	66,000
Office furniture	5 Years	177,000	82,000
Leasehold improvements	Lesser of lease term or estimated useful life	23,000	-
Total		453,000	148,000
Less: accumulated depreciation		(40,000)	-
Property and equipment, net		$413,000	$148,000

Depreciation expense for the three and six months ended June 30, 2019 was approximately $29,000 and $40,000, respectively. Furniture and computer equipment were placed in use on January 1, 2019, therefore no depreciation expense was recorded during the year ended December 31, 2018.

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

At June 30, 2019, the Company had operating lease liabilities of approximately $580,000 and right of use assets of approximately $547,000, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense summary:
Operating lease expense	$55,000	$110,000
Short-term lease expense	24,000	46,000
Variable lease expense	23,000	38,000
Total	$102,000	$194,000

Other information:

Operating cash flows from operating leases for the six months ended June 30, 2019	$111,000
Right of use assets exchanged for new operating lease liabilities as of adoption date	$670,000
Weighted-average remaining lease term as of June 30, 2019 – operating leases	1.8
Weighted-average discount rate as of adoption date – operating leases	6.8%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

Six months ended December 31, 2019	$114,000
Year ended December 31, 2020	231,000
Year ended December 31, 2021	226,000
Year ended December 31, 2022	68,000
Total	$639,000
Less present value discount	(59,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2019	$580,000

Note 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of June 30, 2019 and December 31, 2018, respectively:

	June 30,	December 31,
	2019	2018
Accounts payable	$1,436,000	$1,619,000
Compensation and benefits	781,000	416,000
Professional fees	388,000	236,000
Technology license fees	50,000	80,000
Investor relations fees	176,000	297,000
Other	116,000	106,000
Total accounts payable and accrued liabilities	$2,947,000	$2,754,000

Note 9: WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2019 and 2018 is as follows:

	For the Six Months Ended
	June 30,
	2019	2018
Exercise price	$9.72	$8.67
Contractual term (years)	0.58	1.32
Volatility (annual)	78%	83%
Risk-free rate	2%	1%
Dividend yield (per share)	0%	0%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Warrant liability:

Fair value measured at June 30, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2019
Warrant liability	$-	$-	$65,000	$65,000

Fair value measured at December 31, 2018
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Warrant liability	$-	$-	$49,000	$49,000

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

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2019:

Warrant
Liability
Balance - January 1, 2019	$49,000
Change in fair value of warrant liability	16,000
Balance – June 30, 2019	$65,000

Note 10: commitmentS AND CONTINGENCIES

An arbitration proceeding was brought against the Company before the Financial Industry Regulatory Authority, Inc. by a broker seeking to be paid approximately $1 million as compensation for two 2018 transactions, a warrant conversion and a private placement brokered by another broker. The broker’s claims are based on a placement agent agreement for a private placement it brokered in 2017, under which it alleges it is entitled to compensation for the 2018 transactions. The Company believes it has defenses to all of the allegations and intends to vigorously defend itself in this matter.

Note 11: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Exercise of Stock Warrants

During the six months ended June 30, 2019, certain outstanding warrants were exercised for 1,799 shares of common stock providing aggregate proceeds to the Company of approximately $5,400.

Exercise of Stock Options

In January 2019, 11,980 shares of common stock were issued pursuant to stock option exercises at an exercise price equal to $4.82 per share, providing aggregate proceeds to the Company of approximately $58,000.

Consulting Arrangements

During the six months ended June 30, 2019, the Company issued 30,000 shares of common stock in connection with consulting agreements. The fair value of the common stock of approximately $176,000 was recognized as stock-based compensation expense in general and administrative expenses.

Board Compensation

During the six months ended June 30, 2019, the Company issued an aggregate of 29,040 shares of common stock to its non-employee directors. The fair value of the common stock of approximately $174,000 was recognized as stock-based compensation expense in general and administrative expenses.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of June 30, 2019 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2019	23,016,000	$4.78	4.29	$26,066,000
Exercised for cash	(2,000)	2.99	-	-
Expired or cancelled	(8,000)	12.72	-	-
Balance - June 30, 2019	23,006,000	$4.78	3.82	$77,194,000

Note 12: STOCK-BASED COMPENSATION

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock Compensation expenses:
Research and development	$593,000	$316,000	$1,280,000	$386,000
General and administrative	770,000	644,000	1,609,000	710,000
Total stock compensation expenses	$1,363,000	$960,000	$2,889,000	$1,096,000

At June 30, 2019, the total stock-based compensation cost related to unvested awards not yet recognized was $14.7 million. The expected weighted average period compensation costs to be recognized was 1.77 years. Future option grants will impact the compensation expense recognized.

On October 19, 2018 the board of directors granted Mr. Peter Hoang, the Company’s Chief Executive Officer, an option award of 1,359,855 shares of common stock at an exercise price of $9.18. These option awards had a term of ten years and were fully vested upon grant and as such, all stock-based compensation expenses were recorded during the fiscal year ended December 31, 2018.

After engagement of a compensation consultant, and further review and consideration of Mr. Hoang’s overall compensation, in March 2019 Mr. Hoang’s option award for 1,359,855 shares was amended to change the vesting from being fully vested to being subject to vesting on a monthly basis over four years. There was no incremental stock-based compensation expense recorded during the six months ended June 30, 2019 relating to this modification.

Note 13: RELATED PARTY TRANSACTIONS

Sponsored Research Agreement with The Baylor College of Medicine (“BCM”). On November 16, 2018, in furtherance of the BCM License Agreement and as contemplated by the terms thereof, the Company entered in a Sponsored Research Agreement (“SRA”) with BCM, which provided for the conduct of research for the Company by credentialed personnel at BCM’s Center for Cell and Gene Therapy.

During the six months ended June 30, 2019, the Company recorded approximately $92,000 of expenses under the SRA.

Consulting Agreement with Dr. Juan Vera. On October 19, 2018, after the closing of the Company’s merger, the Company entered into a consulting agreement with Dr. Juan Vera, a member of the Company’s board of directors, to serve as the Company’s Chief Development Officer.

During the six months ended June 30, 2019, the Company recorded $175,000 of expenses under Dr. Vera’s consulting agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe”, “expect”, “anticipate”, “plan”, “target”, “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this Quarterly Report on Form 10-Q, and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstance that arise after the date hereof.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the six months ended June 30, 2019 included in this Quarterly Report, as well as our Annual Report on Form 10-K for the year ended December 31, 2018 filed on March 15, 2019.

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies and innovative peptide-based vaccines for the treatment of hematological malignancies and solid tumor indications. We developed our lead product candidates from our MultiTAA T cell technology, which is based on the selective expansion of non-engineered, tumor-specific T cells that recognize tumor associated antigens, or TAAs, which are tumor targets, and then kill tumor cells expressing those targets. These T cells are designed to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. We are advancing two pipelines of product candidates as part of our MultiTAA T cell program: our autologous T cells for the treatment of lymphoma, multiple myeloma, or MM, and selected solid tumors and our allogeneic T cells for the treatment of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL. Because we do not genetically engineer our MultiTAA therapies, we believe that our product candidates are easier and less expensive to manufacture, with reduced toxicities, than current engineered CAR-T and T cell receptor-based therapies and may provide patients with meaningful clinical benefit. We are also developing innovative peptide-based immunotherapeutic vaccines for the treatment of metastatic solid tumors, as well as PolyStart, a proprietary nucleic acid-based antigen expression technology designed to improve the ability of the immune system to recognize and destroy diseased cells.

We are pursuing post-transplant AML as the lead indication for our MultiTAA program. Our MultiTAA therapy has been well tolerated in an ongoing Phase 1/2 clinical trial conducted by our strategic partner Baylor College of Medicine, or BCM. As reported in March 2019, eleven of the thirteen patients in the adjuvant disease setting dosed with our MultiTAA therapy after receiving an allogeneic stem cell transplant survived, ranging from 6 weeks to 2.5 years post-infusion, with nine of these remaining patients in continuing complete remission. Survival of the six patients with active disease ranged from 4 to 21 months, as compared to a historical survival rate of approximately 4.5 months for patients who receive the standard of care post-transplant. We intend to submit an investigational new drug application to the United States Food and Drug Administration, or the FDA, in the third quarter of 2019 to initiate a Phase 2 clinical trial in post-allogeneic hematopoietic stem cell transplant patients with AML in both the adjuvant and active disease setting. The dose administered in this multicenter trial is expected to be the maximum tolerated dose from the Phase 1/2 trial. In the adjuvant setting, patients will be randomized to either MultiTAA therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MultiTAA T cells as part of a single-arm group upon relapse.

We recently reported interim data for an ongoing Phase 1/2 clinical trial of our MultiTAA therapy for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, we have observed a clinical benefit correlated with the post-infusion detection of tumor-reactive T cells in patient peripheral blood in all arms of the trial and within tumor biopsy samples in patients in the tumor-resection arm of the trial. These T cells exhibited activity against both targeted antigens and non-targeted TAAs, indicating induction of antigen spreading. To date, we have not observed any drug-related systemic or neurotoxicity in this trial.

We are also evaluating our MultiTAA therapy in a Phase 2 clinical trial for the treatment of breast cancer and in Phase 1/2 clinical trials for the treatment of ALL, lymphoma, MM and sarcoma, all of which are being conducted by BCM. As of July 2019, our MultiTAA therapy has been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidents of cytokine release syndrome or neurotoxicity, which are frequently associated with CD19 CAR-T therapies. Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that our MultiTAA therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells. We may initiate additional Phase 2 clinical trials in other indications in 2020 in addition to our planned Phase 2 trial in post-transplant AML patients.

In addition to our MultiTAA therapies, we are developing peptide-based immunotherapeutic vaccines that are designed to precisely target breast and ovarian cancer cells. We are currently evaluating TPIV100/110 for the treatment of breast cancers that overexpress human epidermal growth factor receptor 2, or HER2/neu, in Phase 1b clinical trials sponsored by the Mayo Clinic. We are also evaluating TPIV200 for the treatment of breast and ovarian cancers that overexpress folate receptor alpha, or FRa, in multiple Phase 2 clinical trials, including in platinum-sensitive ovarian cancer, for which we expect to report interim data in the fourth quarter of 2019, and triple negative breast cancer. Based on a preliminary analysis of 34 patients enrolled in the triple negative breast cancer trial to date, 31 patients showed meaningful immune response to vaccine treatment. These data are subject to final review by independent biostatistical analysis. As of June 30, 2019, 14 of the 80 patients treated in this trial have shown disease progression following treatment with TPIV200. We received Orphan Drug Designation from the FDA for TPIV200 for the treatment of ovarian cancer, and we received Fast Track Designation for TPIV200 as a maintenance therapy for patients with platinum-sensitive advanced ovarian cancer who achieved stable disease or partial response following completion of standard-of-care chemotherapy. We believe that our peptide vaccines and our PolyStart technology, which is currently in preclinical development, can be used as both standalone therapies and as complementary therapies that enhance the efficacy of other immunotherapy approaches.

We believe that our therapies present promising innovations in immuno-oncology. We developed our MultiTAA therapy in collaboration with the Cell and Gene Therapy Center at BCM, which was founded by Dr. Malcolm K. Brenner, M.D., Ph.D., a recognized pioneer in immuno-oncology. BCM remains an important strategic partner and conducts early-stage clinical trials of our MultiTAA therapies pursuant to a sponsored research agreement. Our cell therapy founders include Drs. Brenner, Ann Leen, Ph.D., Juan Vera, M.D., Helen Heslop, M.D., DSc (Hon) and Cliona Rooney, Ph.D., who all have significant experience in this field. Drs. Brenner, Heslop, Rooney, James P. Allison and Padmanee Sharma serve on our Scientific Advisory Board.

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM, the Mayo Clinic and other partners, is set forth below.

MAPP: autologous

LAPP: allogeneic

Recent Developments

We recently reported interim data from our ongoing Phase 1/2 clinical trial of our MultiTAA therapy for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, BCM plans to enroll a total of 45 patients with advanced or borderline resectable pancreatic adenocarcinoma in three arms: Arm A, which includes patients with unresectable/metastatic disease who are responding to standard first-line chemotherapy; Arm B, which includes patients with progressive disease or therapy intolerance; and Arm C, which includes patients with surgically resectable disease. As of July 5, 2019, a total of 19 patients had been administered infusions of our MultiTAA therapy: 10 patients in Arm A, 6 patients in Arm B and 3 patients in Arm C.

Overall, we have observed a clinical benefit correlated with the detection of tumor-reactive T cells in patient peripheral blood (Arms A, B and C) and within tumor biopsy samples (Arm C) post-infusion. T cells exhibited activity against both targeted antigens as well as non-targeted TAAs, including MAGEA2B and AFP, indicating induction of antigen/epitope spreading. No cytokine release syndrome or neurotoxicity had been observed as of July 5, 2019, and patients continue to be evaluated and enrolled in the trial.

Arm A

Arm A is designed to evaluate the safety and potential efficacy of using MultiTAA therapy as part of first-line treatment for patients with pancreatic cancer. These patients in the chemo-responsive arm have completed or will complete at least three months of standard-of-care chemotherapy (gemcitabine/nab-paclitaxel or FOLFIRINOX), which is the period during which a response to chemotherapy would typically occur, before receiving up to six administrations of MultiTAA therapy in conjunction with chemotherapy. Of the nine evaluable patients in Arm A as of July 5, 2019 (one patient was too early to be evaluated):

•	Three patients experienced objective responses after administration of MultiTAA therapy:
o	One patient experienced a complete response; and
o	Two patients experienced partial responses.
•	Four patients experienced disease stabilization. Two patients within stable disease boundaries (+20%/-30%) saw reversal of tumor growth in which tumors previously growing after chemotherapy alone showed shrinkage after administration of MultiTAA therapy.
•	One patient experienced a mixed response, in which some lesions increased in size and others decreased in size for a net zero change in the size of tumor lesions.
•	One patient experienced disease progression.

In addition, overall tumor shrinkage volume was observed in six out of the eight patients with a measurable tumor after administration of MultiTAA therapy. One evaluable patient did not have tumor measurements for analysis.

In patients responding to therapy, significant expansion of the infused MultiTAA therapy was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor specific antigens.

Arm B

Arm B is designed to evaluate the use of MultiTAA therapy as a second-line therapy for patients who have failed first-line chemotherapy. The patients in this chemo-refractory arm are either ineligible for chemotherapy or have progressed on chemotherapy and have received or are receiving up to six doses of MultiTAA therapy as a monotherapy. Of the six evaluable patients in Arm B as of July 5, 2019:

•	Three patients experienced stable disease or clinical disease stabilization:
o	Two patients who previously had progressive disease experienced clinical disease stabilization for up to two months.
o	One patient has maintained stable disease for seven months (ongoing).
•	Three patients experienced clinical decline.

Among the patients who saw clinical disease stabilization, significant expansion of the infused MultiTAA therapy was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor specific antigens.

Arm C

Arm C is designed to assess T cell infiltration and expansion. These patients with borderline surgically resectable disease received or will receive a dose of MultiTAA therapy following chemotherapy, radiotherapy or combination and prior to surgical resection and up to five additional doses of T cells after surgery. In the patients evaluable in Arm C as of July 5, 2019, MultiTAA T cells were measurable in meaningful numbers as detected by correlative analysis of resected tumor, and significant expansion of the infused MultiTAA cells was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor specific antigens.

Results of Operations

In this discussion of the Company’s results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Comparison of the Three Months Ended June 30, 2019 and June 30, 2018

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months Ended
	June 30,
	2019	2018	Change
Revenues:
Grant income	$-	$206,000	$(206,000)	(100%)
Total revenues	-	206,000	(206,000)	(100%)
Operating expenses:
Research and development	3,152,000	1,827,000	1,325,000	73%
General and administrative	2,721,000	3,053,000	(332,000)	(11%)
Total operating expenses	5,874,000	4,880,000	994,000	20%
Loss from operations	(5,874,000)	(4,674,000)	(1,200,000)	26%
Other income (expense):
Change in fair value of warrant liabilities	(7,000)	(139,000)	132,000	(95%)
Interest income	310,000	-	310,000	-
Net loss	$(5,570,000)	$(4,813,000)	$(758,000)	16%

Net loss per share, basic and diluted	$(0.12)	$(0.41)	$0.29	(72%)
Weighted average number of common shares outstanding	45,501,000	11,838,000	33,663,000	284%

Revenue

Grant Income

We did not receive any grant income during the three months ended June 30, 2019. During the three months ended June 30, 2018, we received $206,000 of a grant awarded to the Mayo Foundation by the United States Department of Defense to fund a Phase 2 clinical trial of TPIV200 for the treatment of triple-negative breast cancer. The portion of the grant we received compensated us for clinical supplies manufactured by us for the clinical trial.

Operating Expenses

Operating expenses incurred during the three months ended June 30, 2019 were $5.9 million compared to $4.9 million during the three months ended June 30, 2018. Significant changes in operating expenses included:

•	Research and development costs during the three months ended June 30, 2019 were $3.2 million, compared to $1.8 million during the three months ended June 30, 2018. The increase of $1.4 million was due to increases in personnel-related expenses, including stock-based compensation expenses and consulting expenses, relating to the build-up of our internal infrastructure as we advance the clinical development of our MultiTAA T cell product candidates.

•	General and administrative expenses were $2.7 million during the three months ended June 30, 2019 as compared to $3.1 million during the prior year period. This decrease was primarily due to:

o	$1.2 million of merger-related expenses incurred during the three months ended June 30, 2018, offset by increased expenses relating to:

o	$0.3 million of headcount-related expenses,

o	$0.4 million of non-merger-related legal and other professional expenses, and

o	$0.1 million of office-related and insurance expenses.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2019 was $7,000 as compared to $139,000 for the three months ended June 30, 2018.

Interest Income

Interest income was $0.3 million for the three months ended June 30, 2019, attributable to interest income relating to a significant portion of the net proceeds received from our equity financing in October 2018 which are held in U.S. Treasury notes and U.S. government agency-backed securities with maturities of less than three months. We did not receive any interest income during the three months ended June 30, 2018.

Net Loss

We recorded a net loss of $5.6 million, or a net loss per share, basic and diluted of ($0.12), during the three months ended June 30, 2019, compared to a net loss of $4.8 million, or a net loss per share, basic and diluted of ($0.41), during the three months ended June 30, 2018. The increase in our net loss during the three months ended June 30, 2019 compared to during the three months ended June 30, 2018 was due to the continued expansion of our research and development activities, increased expenses relating to current and future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Comparison of the Six Months Ended June 30, 2019 and June 30, 2018

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018 (in thousands):

	For the Six Months Ended
	June 30,
	2019	2018	Change
Revenues:
Grant income	$-	$206,000	$(206,000)	(100%)
Total revenues	-	206,000	(206,000)	(100%)
Operating expenses:
Research and development	5,985,000	3,426,000	2,559,000	75%
General and administrative	5,527,000	4,651,000	876,000	19%
Total operating expenses	11,512,000	8,077,000	3,435,000	43%
Loss from operations	(11,512,000)	(7,871,000)	(3,641,000)	46%
Other income (expense):
Change in fair value of warrant liabilities	(16,000)	(138,000)	122,000	(88%)
Interest income	639,000	-	639,000	-
Net loss	$(10,889,000)	$(8,009,000)	$(2,880,000)	36%

Net loss per share, basic and diluted	$(0.24)	$(0.71)	$0.47	(66%)
Weighted average number of common shares outstanding	45,484,000	11,234,000	34,250,000	305%

Revenue

Grant income

We did not receive any grant income during the six months ended June 30, 2019. During the six months ended June 30, 2018, we received $206,000 of a grant awarded to the Mayo Foundation from the US Department of Defense to fund the Phase 2 clinical trial of TPIV200 for the treatment of triple-negative breast cancer. The portion of the grant we received compensated us for clinical supplies manufactured by us for the clinical trial.

Operating Expenses

Operating expenses incurred during the six months ended June 30, 2019 were $11.5 million compared to $8.1 million during the six months ended June 30, 2018. Significant changes in operating expenses included:

•	Research and development costs during the six months ended June 30, 2019 were $6.0 million, compared to $3.4 million during the six months ended June 30, 2018. The increase of $2.6 million was due to increases in personnel-related expenses, including stock-based compensation expenses and consulting expenses, relating to the build-up of our internal infrastructure as we advance the clinical development of our MultiTAA T cell product candidates.

•	General and administrative expenses were $5.5 million during the six months ended June 30, 2019 as compared to $4.7 million during the six months ended June 30, 2018. The increase of $0.8 million was primarily due to increased expenses relating to:

o	$0.7 million of headcount-related expenses,

o	$0.5 million of stock-based compensation expenses,

o	$0.3 million of office-related and insurance expenses, and

o	$0.7 million of non-merger related legal and professional expenses, offset by

o	$1.4 million of merger-related expenses incurred during the six months ended June 30, 2018.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2019 was $16,000 as compared to $138,000 for the six months ended June 30, 2018.

Interest Income

Interest income was approximately $0.6 million for the six months ended June 30, 2019, attributable to interest income relating to a significant portion of the net proceeds received from our equity financing in October 2018 which are held in U.S. Treasury notes and U.S. government agency-backed securities with maturities of less than three months. We did not receive any interest income during the six months ended June 30, 2018.

Net Loss

We recorded a net loss of $10.9 million, or a net loss per share, basic and diluted of ($0.24), during the six months ended June 30, 2019, compared to a net loss of $8.0 million, or a net loss per share, basic and diluted of ($0.71), during the six months ended June 30, 2018. The increase in our net losses during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was due to the continued expansion of our research and development activities, increased expenses relating to current and future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash and cash equivalents and working capital as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$53,445,000	$61,747,000
Working capital	$50,828,000	$59,193,000

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	For the Six Months Ended
	June 30,
	2019	2018
Net Cash provided by (used in):
Operating activities	$(8,060,000)	$(4,746,000)
Investing activities	(305,000)	-
Financing activities	63,000	7,399,000
Net (decrease) increase in cash	$(8,302,000)	$2,653,000

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2019 was $8.1 million. The use of cash primarily related to our net loss of $10.9 million, in addition to the effect of changes in asset and liability accounts, including a decrease in prepaid expenses and deposits of $350,000, an increase in accounts payable and accrued liabilities of $225,000, an increase in interest receivable of $10,000 and a decrease in lease liabilities of $90,000.

Net cash used in operating activities during the six months ended June 30, 2018 was $4.7 million. The use of cash primarily related to our net loss of $8.0 million, in addition to the effect of changes in asset and liability accounts, including a decrease in prepaid expenses and deposits of $58,000 and an increase in accounts payable and accrued liabilities of $2.1 million.

Investing Activities

Net cash used in investing activities was $0.3 million for the purchase of property and equipment during the six months ended June 30, 2019.

Financing Activities

Net cash provided by financing activities was $63,000 during the six months ended June 30, 2019, due primarily to the exercise of stock warrants and stock options. Net cash provided by financing activities was $7.4 million during the six months ended June 30, 2018, due to an equity financing, resulting in gross proceeds to us of $3.1 million; the exercise and repricing of stock warrants, resulting in aggregate proceeds to us of $4.3 million and the exercise of stock warrants and stock options.

Future Capital Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next several years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue or initiate clinical trials of and seek marketing approval for our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

As of June 30, 2019, we had working capital of $50.8 million, compared to working capital of $59.2 million as of December 31, 2018. Based on our clinical and research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements through at least the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

We plan to continue to fund our operations and capital funding needs through equity and/or debt financing. We may also consider new collaborations or selectively partner our technology. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing stockholders’ common stock. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us. We may also be required to pay damages or have liabilities associated with litigation or other legal proceedings involving our company.

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

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in our internal controls over financial reporting, our disclosure controls and procedures were not effective for the reasons described below. Notwithstanding the material weakness described below, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in the Quarterly Report and in this Form 10-Q are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

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

Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

(b)	Changes in Internal Control Over Financial Reporting

We have made progress towards remediation of the material weaknesses identified above. Since the quarter ended March 31, 2019, we have:

•	begun transitioning the manual calculation of stock-based compensation expenses to a third-party automated software system; and.

•	implemented further procedures to review the manual calculation of stock-based compensation expenses.

There have been no additional changes in our internal controls over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of June 30, 2019, we were not a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

Item 1A.	Risk Factors

The following information sets forth risk factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report on Form 10-Q and our other public filings. Our business, financial condition or results of operations could be harmed by any of these risks. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. As of June 30, 2019, we had an accumulated deficit of $317.0 million since inception. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary products and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or does not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

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

Dr. Leen and Dr. Vera are employees of BCM and are contractually obligated to spend a significant portion of their time with BCM. In addition, Dr. Leen and Dr. Vera are co-founders and members of AlloVir and perform services from time to time for AlloVir LLC (“AlloVir”). AlloVir is owned by the same principal stockholder group as Marker Cell prior to the Merger and has technology which is being developed under a license agreement with BCM by the same research group at BCM. AlloVir is a clinical-stage biopharmaceutical company, which is investigating and developing virus-specific T cell therapy technology for the prevention and/or treatment of viral infections. Accordingly, Dr. Leen and Dr. Vera may have other commitments that would, at times, limit their availability to us. Other research being conducted by Dr. Leen and Dr. Vera may, at times, receive higher priority than research on our programs, which may, in turn, delay the development or commercialization of our product candidates.

In addition, John Wilson is a member, director and officer of AlloVir and is a director of the Company. Dr. Leen and Dr. Vera are also co-founders and members of AlloVir, and perform services for AlloVir from time to time, and Dr. Vera is a director of the Company. All of these individuals have certain fiduciary or other obligations to us and certain fiduciary or other obligations to AlloVir and, in the case of Dr. Leen and Dr. Vera, to BCM. Such multiple obligations may in the future result in a conflict of interest with respect to presenting other potential business opportunities to us or to AlloVir. A conflict of interest also may arise concerning the timing of the parties’ planned and ongoing clinical trials, investigational new drug application filings and the parties’ opportunities for marketing their respective product candidates. In addition, they may be faced with decisions that could have different implications for us than for AlloVir. Consequently, there is no assurance that these members of our board and management will always act in our best interests in all situations should a conflict arise.

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

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical testing and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients in a single academic clinical site for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications at multiple sites to verify the results obtained to date and to support any regulatory submissions for further clinical development of our product candidates. Our assumptions related to our products, such as with respect to lack of toxicity and manufacturing cost estimates, are based on early limited clinical trials and current manufacturing processes at BCM and may prove to be incorrect. In addition, the initial estimates of the clinical cost of development may prove to be inadequate, particularly if clinical trial timing or outcome is different than predicted or regulatory agencies require further testing before approval. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase II, Phase III, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our product candidates.

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

Immunotherapies that we may develop are not likely to be commercially available for at least five years. Any delay in obtaining FDA and/or other necessary regulatory approvals in the United States and in countries outside the United States for any investigational new drug and failure to receive such approvals would have an adverse effect on the investigational new drug’s potential commercial success and on our business, prospects, financial condition and results of operations. The time required to obtain approval by the FDA and non-U.S. regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. For example, the FDA or non-U.S. regulatory authorities may disagree with the design or implementation of our clinical trials or study endpoints; or we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks. In addition, the FDA or non-U.S. regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials or the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere. The FDA or non-U.S. regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and the approval policies or regulations of the FDA or non-U.S. regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. The proposed development schedules for our immunotherapy product candidates may be affected by a variety of other factors, including technological difficulties, clinical trial failures, regulatory hurdles, competitive products, intellectual property challenges and/or changes in governmental regulation, many of which will not be within our control.

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

We may face legal claims involving stockholders, consumers, competitors, entities from whom we license technology, entities with whom we collaborate, persons claiming that we are infringing on their intellectual property and others. The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. We may initiate or become subject to infringement claims or litigation arising out of patents and pending applications of our competitors, or we may become subject to proceedings initiated by our competitors or other third parties or the USPTO or applicable foreign bodies to reexamine the patentability of our licensed or owned patents. In addition, litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. We may also face litigation from third parties we have engaged in our capital raising or other activities that allege they are owed additional amounts.

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

Our ability to use net operating losses and certain other tax attributes to offset future taxable income may be subject to limitation.

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law.  Our NOLs generated in tax years ending on or prior to December 31, 2017 are only permitted to be carried forward for 20 years under applicable U.S. tax law.  Under H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”, informally titled the Tax Cuts and Jobs Act, or, the Tax Act, our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, (or, the Code) and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

U.S. federal income tax reform could materially adversely affect our company.

On December 22, 2017, President Trump signed into law the Tax Act, which significantly revises the Code. The Tax Act, among other things, reduces the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, repeals the alternative minimum tax for corporations, limits the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limits the deduction for net operating losses carried forward from taxable years beginning after December 31, 2017 to 80% of current year taxable income, eliminates net operating loss carrybacks, imposes a one-time tax on offshore earnings at reduced rates regardless of whether they are repatriated, eliminates U.S. tax on foreign earnings (subject to certain important exceptions), allows immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifies or repeals many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The impact of the Tax Act on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the CMC for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained. We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

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

Any relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors in connection with our current and future business activities are and will continue to be subject, directly or indirectly, to federal and state healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.

Our business operations and activities may be directly, or indirectly, subject to various federal and state healthcare laws, including without limitation, fraud and abuse laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. These laws may impact, among other things, our current activities with principal investigators and research subjects, as well as current and future sales, marketing, patient co-payment assistance and education programs.

Such laws include:

•	the federal Anti-Kickback Statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on certain types of individuals and entities, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug takeback” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. While our interactions with healthcare professionals have been structured to comply with these laws and related guidance, it is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. If our operations or activities are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

In addition, any sales of our product once commercialized outside the U.S. will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (“ACA”) was enacted in the United States in March 2010, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare, and includes measures to change health care delivery, increase the number of individuals with insurance, ensure access to certain basic health care services, and contain the rising cost of care. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. While the Texas U.S. District Court Judge, as well as the Trump administration and the Centers for Medicare & Medicaid Services, or CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. Congress may consider other legislation to repeal or replace elements of the ACA. These actions may result in increased health insurance premiums and reduce the number of people with health insurance in the United States and have other effects that could adversely affect U.S. health insurance markets and the ability of patients to have access to therapies that our product candidates can provide.

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

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. Although a number of these, and other potential, proposals will require additional authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We have received Orphan Drug Designation from the FDA for TPIV200 in the treatment of ovarian cancer. The TPIV200 ovarian cancer clinical program is eligible to receive benefits including tax credits on clinical research and seven-year market exclusivity upon receiving marketing approval. Even though we were granted orphan drug designation, we may not receive the benefits associated with orphan drug designation. This may result from a failure to maintain orphan drug status or result from a competing product reaching the market that has an orphan designation for the same disease indication. Under U.S. regulations for orphan drugs, if such a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the United States for seven years. Even if we obtain exclusivity, the FDA could subsequently approve a drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. A competitor also may receive approval of different products for the same indication for which our orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity.

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

Risks Related to our Securities

We identified a material weakness in our internal control over financial reporting.

During the first quarter of fiscal year 2019, we, together with our independent registered public accounting firm, identified a material weakness in our internal control over financial reporting resulting from ineffective controls related to the timing of recording non-cash stock-based compensation expenses on select stock option grants. As a result, our management concluded that we had a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. As described in Part I, Item 4 of this report, this material weakness has not yet been remediated and, as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements. While we have designed a remediation plan to address the material weakness and enhance our internal control environment and are committed to remediating this as promptly as possible, if not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could have a material adverse effect on our financial condition and the trading price of our common stock. There can be no assurance as to when the material weakness will be remediated or that other material weaknesses will not arise in the future. Any failure to remediate the material weakness, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our consolidated financial statements and cause us to fail to meet our reporting and financial obligations, which in turn could have a material adverse effect on our financial condition and the trading price of our common stock, and/or result in litigation against us. In addition, even if we are successful in strengthening our controls and procedures, those controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our consolidated financial statements or our periodic reports filed with the SEC.

The price of our stock may be volatile.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price at which our shares of common stock, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume of fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;

•	results of our preclinical studies and clinical trials or delays in anticipated timing;

•	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock;

•	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;

•	announcements of acquisitions, mergers or business combinations;

•	announcements of technological innovations, new commercial products, failures of products, or progress toward commercialization by our competitors or peers;

•	general economic conditions and trends;

•	positive and negative events relating to healthcare and the overall pharmaceutical and biotechnology sectors;

•	major catastrophic events;

•	sales of large blocks of our stock and sales by insiders and our institutional investors;

•	departures of key personnel;

•	changes in the regulatory status of our immunotherapies, including results of our clinical trials;

•	events affecting BCM, Mayo Clinic, Mayo Foundation for Medical Education and Research or any future collaborators;

•	announcements of new products or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the United States and other countries;

•	failure of our common stock to maintain listing requirements on the Nasdaq Capital Market;

•	the outcome of any litigation to which we are a party;

•	changes in accounting principles; and

•	discussion of the Company or our stock price by the financial and scientific press and in online investor communities.

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

We are currently authorized to issue 150 million shares of our common stock. As of June 30, 2019, we had 45.5 million shares of our common stock issued and outstanding. Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of June 30, 2019, there were outstanding warrants to purchase up to approximately 23.0 million shares of our common stock at a weighted average exercise price of $4.78 per share, and options exercisable for an aggregate of approximately 4.6 million shares of common stock at a weighted average exercise price of $8.36 per share. We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

The accounting treatment for certain of our warrants is complex and subject to judgments concerning the valuation of embedded derivative rights within the applicable securities. Fluctuations in the valuation of these rights could cause us to take charges to our statement of operations and make our financial results unpredictable.

Certain of our outstanding warrants contain or contained prior to being amended, or may be deemed to contain from time to time, embedded derivative rights in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely affect our reputation, as well as our results of operations. These derivative rights, or similar rights in securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. We record these embedded derivatives as liabilities at issuance, valued using the Black Scholes Option Pricing Model and are subject to revaluation at each reporting date. Any change in fair value between reporting periods is reported on our statement of operations. At June 30, 2019, the fair value of the derivative liability-warrants was $65,000. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations. Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and, in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.2	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: August 9, 2019

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang
President, Chief Executive Officer and Principal Executive Officer

/s/ Anthony Kim
Anthony Kim
Chief Financial Officer and Principal Financial and Accounting Officer