Form 10-Q
period 2019-09-30
Marker Therapeutics, Inc.
filed 2019-11-12
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2019

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

MARKER THERAPEUTICS, INC.

(Name of registrant in its charter)

DELAWARE	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Southwest Freeway, Suite 2240 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713) 400-6400
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MRKR	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 4, 2019, the Company had 45,723,414 shares of common stock issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$48,477,670	$61,746,748
Prepaid expenses and deposits	1,906,062	141,717
Interest receivable	78,145	108,177
Total current assets	50,461,877	61,996,642
Non-current assets:
Property, plant and equipment, net	438,881	147,668
Right-of-use assets, net	501,714	-
Total non-current assets	940,595	147,668

Total assets	$51,402,472	$62,144,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,858,808	$2,754,572
Lease liability	199,266	-
Warrant liability	129,000	49,000
Total current liabilities	3,187,074	2,803,572
Non-current liabilities:
Lease liability, net of current portion	333,480	-
Total non-current liabilities	333,480	-

Total liabilities	3,520,554	2,803,572

Commitments and contingencies (see Note 10)	-	-

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, 150 million shares authorized, 45.7 million and 45.4 million shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	45,723	45,440
Additional paid-in capital	370,290,447	365,400,748
Accumulated deficit	(322,454,252)	(306,105,450)
Total stockholders' equity	47,881,918	59,340,738

Total liabilities and stockholders' equity	$51,402,472	$62,144,310

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Grant income	$-	$-	$-	$205,994
Total revenues	-	-	-	205,994
Operating expenses:
Research and development	3,118,530	1,877,260	9,103,670	5,303,647
General and administrative	2,536,204	2,551,146	8,063,099	7,202,036
Total operating expenses	5,654,734	4,428,406	17,166,769	12,505,683
Loss from operations	(5,654,734)	(4,428,406)	(17,166,769)	(12,299,689)
Other income (expense):
Change in fair value of warrant liabilities	(64,000)	40,000	(80,000)	(98,000)
Interest income	259,248	-	897,967	-
Net loss	$(5,459,486)	$(4,388,406)	$(16,348,802)	$(12,397,689)

Net loss per share, basic and diluted	$(0.12)	$(0.32)	$(0.36)	$(1.03)

Weighted average number of common shares outstanding	45,655,387	13,733,406	45,541,434	12,082,176

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended September 30, 2019
	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at July 1, 2019	45,513,523	$45,513	$368,353,041	$(316,994,766)	$51,403,788
Stock warrants exercised for cash	188,459	188	753,166	-	753,354
Stock warrants cashless exercised	4,032	4	(4)	-	-
Stock-based compensation	17,400	18	1,184,244	-	1,184,262
Net loss	-	-	-	(5,459,486)	(5,459,486)
Balance at September 30, 2019	45,723,414	$45,723	$370,290,447	$(322,454,252)	$47,881,918

	For the Three Months Ended September 30, 2018
	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at July 1, 2018	13,624,271	$13,624	$170,287,725	$(166,156,823)	$4,144,526
Stock warrants exercised for cash	50,000	50	83,036	-	83,086
Stock warrants cashless exercised	96,911	97	(97)	-	-
Stock-based compensation	73,621	74	851,187	-	851,261
Net loss	-	-	-	(4,388,406)	(4,388,406)
Balance at September 30, 2018	13,844,803	$13,845	$171,221,851	$(170,545,229)	$690,467

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2019	45,440,704	$45,440	$365,400,748	$(306,105,450)	$59,340,738
Stock options exercised for cash	11,980	12	57,732	-	57,744
Warrants exercised for cash	190,258	190	758,543	-	758,733
Stock warrants cashless exercised	4,032	4	(4)	-	-
Stock-based compensation	76,440	77	4,073,428	-	4,073,505
Net loss	-	-	-	(16,348,802)	(16,348,802)
Balance at September 30, 2019	45,723,414	$45,723	$370,290,447	$(322,454,252)	$47,881,918

	For the Nine Months Ended September 30, 2018
	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2018	10,615,724	10,616	161,067,538	(157,420,027)	3,658,127
Issuance of common stock in private placement	1,300,000	1,300	3,118,700	-	3,120,000
Stock options exercised for cash	10,416	10	18,115	-	18,125
Stock warrants exercised for cash	1,496,881	1,497	4,342,674	-	4,344,171
Stock warrants cashless exercised	215,336	215	(215)	-	-
Stock-based compensation	206,446	207	1,947,526	-	1,947,733
Fair value of repriced warrants as inducement	-	-	727,513	(727,513)	-
Net loss	-	-	-	(12,397,689)	(12,397,689)
Balance at September 30, 2018	13,844,803	$13,845	$171,221,851	$(170,545,229)	$690,467

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(16,348,802)	$(12,397,689)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	70,908	-
Changes in fair value of warrant liabilities	80,000	98,000
Stock-based compensation	4,073,505	1,947,733
Amortization on right-of-use assets	134,919	-
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,764,345)	(45,817)
Interest receivable	30,032	-
Accounts payable and accrued expenses	137,161	2,080,459
Lease liability	(136,812)	-
Net cash used in operating activities	(13,723,434)	(8,317,314)
Cash Flows from Investing Activities:
Purchase of property and equipment	(362,121)	-
Net cash used in investing activities	(362,121)	-
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in private placement, net of offering costs	-	3,120,000
Proceeds from exercise of stock options	57,744	18,125
Proceeds from exercise of warrants, net of offering costs	758,733	4,344,171
Net cash provided by financing activities	816,477	7,482,296
Net decrease in cash	(13,269,078)	(835,018)

Cash and cash equivalents at beginning of period	61,746,748	5,129,289
Cash and cash equivalents at end of period	$48,477,670	$4,294,271

	For the Nine Months Ended
	September 30,
	2019	2018
Supplemental schedule of non-cash financing activities:
Fair value of repriced warrants as inducement	$-	$727,513
Stock warrants cashless exercised	$4	$215

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at September 30, 2019 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K filed on March 15, 2019.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2019, the Company had cash and cash equivalents of approximately $48.5 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

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

Based on the Company’s revised clinical and research and development plans and its revised timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of September 30, 2019 will enable the Company to fund its operating expenses and capital expenditure requirements through at least the fourth quarter of 2020. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The first presentation of the changes in stockholders’ equity in accordance with the new guidance was included in the Company’s Form 10-Q for the quarter ended March 31, 2019 filed on May 10, 2019.

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

The following table sets forth the computation of net loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(5,459,486)	$(4,388,406)	$(16,348,802)	$(12,397,689)

Denominator:
Weighted average common shares outstanding	45,655,387	13,733,406	45,541,434	12,082,176

Net loss per share data:
Basic and diluted	$(0.12)	$(0.32)	$(0.36)	$(1.03)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Nine Months Ended
	September 30,
	2019	2018
Common stock options	4,655,000	439,000
Common stock purchase warrants	22,618,000	4,625,000
Common stock warrants - liability treatment	56,000	27,000
Potentially dilutive securities	27,329,000	5,091,000

Note 6: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2019 and December 31, 2018, respectively:

		September 30,	December 31,
	Estimated Useful Lives	2019	2018
Lab equipment	5 Years	$100,000	$-
Computers, equipment and software	3-5 Years	209,000	66,000
Office furniture	5 Years	178,000	82,000
Leasehold improvements	Lesser of lease term or estimated useful life	23,000	-
Total		510,000	148,000
Less: accumulated depreciation		(71,000)	-
Property and equipment, net		$439,000	$148,000

Depreciation expense for the three and nine months ended September 30, 2019 was approximately $31,000 and $71,000, respectively. Furniture and computer equipment were placed in use on January 1, 2019, therefore no depreciation expense was recorded during the year ended December 31, 2018.

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

At September 30, 2019, the Company had operating lease liabilities of approximately $533,000 and right of use assets of approximately $502,000, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease expense summary:
Operating lease expense	$55,000	$165,000
Short-term lease expense	27,000	73,000
Variable lease expense	27,000	65,000
Total	$109,000	$303,000

Other information:
Operating cash flows from operating leases for the nine months ended September 30, 2019	$168,000
Right of use assets exchanged for new operating lease liabilities as of adoption date	$670,000
Weighted-average remaining lease term as of September 30, 2019 – operating leases	1.7
Weighted-average discount rate as of adoption date – operating leases	6.8%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

Three months ended December 31, 2019	$57,000
Year ended December 31, 2020	231,000
Year ended December 31, 2021	226,000
Year ended December 31, 2022	68,000
Total	$582,000
Less present value discount	(49,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2019	$533,000

Note 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of September 30, 2019 and December 31, 2018, respectively:

	September 30,	December 31,
	2019	2018
Accounts payable	$1,369,000	$1,619,000
Compensation and benefits	1,060,000	416,000
Professional fees	276,000	236,000
Technology license fees	-	80,000
Investor relations fees	-	297,000
Other	154,000	106,000
Total accounts payable and accrued liabilities	$2,859,000	$2,754,000

Note 9: WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2019 and 2018 is as follows:

	Weighted Average Inputs
	For the Nine Months Ended
	September 30,
	2019	2018
Exercise price	$6.92	$9.72
Contractual term (years)	0.30	1.33
Volatility (annual)	92%	86%
Risk-free rate	2%	2%
Dividend yield (per share)	0%	0%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Warrant liability:

	Fair value measured at September 30, 2019
	Quoted prices	Significant other	Significant
	in active markets	observable inputs	unobservable inputs	Fair value at September 30,
	(Level 1)	(Level 2)	(Level 3)	2019
Warrant liability	$-	$-	$129,000	$129,000

	Fair value measured at December 31, 2018
	Quoted prices	Significant other	Significant
	in active markets	observable inputs	unobservable inputs	Fair value at December 31,
	(Level 1)	(Level 2)	(Level 3)	2018
Warrant liability	$-	$-	$49,000	$49,000

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

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2019:

Warrant
Liability
Balance - January 1, 2019	$49,000
Change in fair value of warrant liability	80,000
Balance – September 30, 2019	$129,000

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

Note 11: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Exercise of Stock Warrants

During the nine months ended September 30, 2019, certain outstanding warrants were exercised for 190,258 shares of common stock providing aggregate proceeds to the Company of approximately $759,000.

Additionally, during the nine months ended September 30, 2019, the Company issued 4,032 shares of common stock upon cashless exercises of stock warrants, which resulted in cancellation of 3,295 shares of common stock subject to such warrants.

Exercise of Stock Options

In January 2019, 11,980 shares of common stock were issued pursuant to stock option exercises at an exercise price equal to $4.82 per share, providing aggregate proceeds to the Company of approximately $58,000.

Consulting Arrangements

During the nine months ended September 30, 2019, the Company issued 47,400 shares of common stock in connection with consulting agreements. The fair value of the common stock of approximately $265,000 was recognized as stock-based compensation expense in general and administrative expenses.

Board Compensation

During the nine months ended September 30, 2019, the Company issued an aggregate of 29,040 shares of common stock to its non-employee directors. The fair value of the common stock of approximately $174,000 was recognized as stock-based compensation expense in general and administrative expenses.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of September 30, 2019 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2019	23,016,000	$4.78	4.29	$26,066,000
Warrants granted	45,000	4.26	-	-
Exercised for cash	(190,000)	3.99	-	-
Cashless exercise	(7,000)	3.97	-	-
Expired or cancelled	(190,000)	13.88	-	-
Balance - September 30, 2019	22,674,000	$4.71	3.59	$16,676,000

Note 12: STOCK-BASED COMPENSATION

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock Compensation expenses:
Research and development	$553,000	$189,000	$1,844,000	$656,000
General and administrative	631,000	662,000	2,230,000	1,292,000
Total stock compensation expenses	$1,184,000	$851,000	$4,074,000	$1,948,000

At September 30, 2019, total compensation cost not yet recognized was $14.4 million and the weighted-average period over which this amount is expected to be recognized is 3.13 years.

On October 19, 2018, Mr. Peter Hoang, the Company’s Chief Executive Officer, was granted an option award of 1,359,855 shares of common stock at an exercise price of $9.18. In March 2019, Mr. Hoang’s option award was amended to change the vesting from being fully vested to being subject to vesting on a monthly basis over four years. There was no incremental stock-based compensation expense recorded during the nine months ended September 30, 2019 relating to this modification.

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

During the three and nine months ended September 30, 2019, the Company incurred approximately $15,000 and $37,000, respectively, to BCM under the SRA.

Clinical Supply Agreement with BCM. On September 9, 2019, in furtherance of the BCM License Agreement and as contemplated by the terms thereof, the Company entered in a Clinical Supply Agreement (“CSA”) with BCM, which provided for BCM to provide to the Company multi tumor antigen specific products.

During the nine months ended September 30, 2019, the Company did not incur any expenses under the CSA.

Consulting Agreement with Dr. Juan Vera. On October 19, 2018, after the closing of the Company’s merger, the Company entered into a consulting agreement with Dr. Juan Vera, a member of the Company’s board of directors, to serve as the Company’s Chief Development Officer. On September 1, 2019, Dr. Vera became an employee of the Company and his consulting agreement was terminated.

During the three and nine months ended September 30, 2019, the Company incurred approximately $58,000 and $233,000, respectively, of expenses under Dr. Vera’s consulting agreement.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the nine months ended September 30, 2019 included in this Quarterly Report.

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

We are pursuing post-transplant AML as the lead indication for our MultiTAA program. Our MultiTAA therapy has been well tolerated in an ongoing Phase 1/2 clinical trial conducted by our strategic partner Baylor College of Medicine, or BCM. As reported in March 2019, eleven of the thirteen patients in the adjuvant disease setting dosed with our MultiTAA therapy after receiving an allogeneic stem cell transplant survived, ranging from 6 weeks to 2.5 years post-infusion, with nine of these remaining patients in continuing complete remission. Survival of the six patients with active disease ranged from 4 to 21 months, as compared to a historical survival rate of approximately 4.5 months for patients who receive the standard of care post-transplant. We have submitted an investigational new drug, or IND, application to the United States Food and Drug Administration, or the FDA to initiate a Phase 2 clinical trial in post-allogeneic hematopoietic stem cell transplant patients with AML in both the adjuvant and active disease setting, which may become pivotal pending the results of the interim analysis. The dose administered in this multicenter trial is the current maximum tolerated dose from the Phase 1/2 trial. In the adjuvant setting, patients will be randomized to either MultiTAA therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MultiTAA T cells at the time of relapse post-transplant as part of a single-arm group.

We recently reported interim data for an ongoing Phase 1/2 clinical trial of our MultiTAA therapy for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, we have observed a clinical benefit correlated with the post-infusion detection of tumor-reactive T cells in patient peripheral blood and within tumor biopsy samples in patients in the tumor-resection arm of the trial. These T cells exhibited activity against both targeted antigens and non-targeted TAAs, indicating induction of antigen spreading. To date, we have not observed any drug-related systemic or neurotoxicity in this trial.

We are also evaluating our MultiTAA therapy in a Phase 2 clinical trial for the treatment of breast cancer and in Phase 1/2 clinical trials for the treatment of ALL, lymphoma, MM and sarcoma, all of which are being conducted by BCM. As of September 2019, our MultiTAA therapy has been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidents of cytokine release syndrome or neurotoxicity, which are frequently associated with CD19 CAR-T therapies. Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that our MultiTAA therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells. We may initiate additional Phase 2 clinical trials in other indications in 2020 in addition to our planned Phase 2 trial in post-transplant AML patients.

In addition to our MultiTAA therapies, we are developing peptide-based immunotherapeutic vaccines that are designed to precisely target breast and ovarian cancer cells. TPIV100 is currently being evaluated for the treatment of breast cancers that overexpress human epidermal growth factor receptor 2, or HER2/neu, in Phase 1b clinical trials funded by the Department of Defense and sponsored by the Mayo Clinic. We are also evaluating TPIV200 for the treatment of breast and ovarian cancers that overexpress folate receptor alpha, or FRa, in multiple Phase 2 clinical trials, including in triple negative breast cancer. Based on a preliminary analysis of 34 patients enrolled in the triple negative breast cancer trial to date, 31 patients showed meaningful immune response to vaccine treatment. These data are subject to final review by independent biostatistical analysis. As of September 30, 2019, 14 of the 80 patients treated have shown disease progression following treatment with TPIV200. We received Orphan Drug Designation from the FDA for TPIV200 for the treatment of ovarian cancer, and we received Fast Track Designation for TPIV200 as a maintenance therapy for patients with platinum-sensitive advanced ovarian cancer who achieved stable disease or partial response following completion of standard-of-care chemotherapy.

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

MAPP: autologous

LAPP: allogeneic

Recent Developments

Status of IND for MultiTAA Therapy for Post-Transplant AML

In the third quarter of 2019, we filed our planned IND with the FDA with respect to our MultiTAA therapy in anticipation of commencing a Phase 2 clinical trial of our MultiTAA therapy for the treatment of patients with post-transplant AML. The FDA requested additional information regarding certain quality and technical specifications for two reagents supplied by third party vendors that are used in our manufacturing process but not present in the final product infused to patients. Because the FDA requires these data before allowing the planned trial under the IND to proceed, the IND has been placed on clinical hold until our complete response to the technical questions is satisfactory to the FDA.

We have worked with the regulatory and quality groups at the respective manufacturers to address the FDA’s request and submitted a complete response to the issues raised by the FDA on October 28, 2019. The FDA will respond within 30 days after receiving our complete response, indicating whether the hold is lifted and, if not, specifying the reasons the clinical trial remains on hold.  Consequently, we expect to initiate our Phase 2 clinical trial of our MultiTAA therapy for the treatment of post-transplant AML in 2020.

Closing of Platinum-Sensitive Advanced Ovarian Cancer Trial

In October 2019, the Data and Safety Monitoring Board, or DSMB, reviewed the unblinded patient results from the interim analysis of our Phase 2 clinical trial of TPIV200 for the treatment of platinum-sensitive advanced ovarian cancer. Although the DSMB did not express any safety concerns with respect to TPIV200, we have elected to suspend the trial because it did not meet our threshold for probability of success based upon our pre-specified criteria. Pending full review of the data, we anticipate closing the trial in the first quarter of 2020.

Results of Operations

In this discussion of our results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Comparison of the Three Months Ended September 30, 2019 and September 30, 2018

The following table summarizes the results of our operations for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended
	September 30,
	2019	2018	Change
Revenues:
Grant income	$-	$-	$-	0%
Total revenues	-	-	-	0%
Operating expenses:
Research and development	3,119,000	1,877,000	1,242,000	66%
General and administrative	2,536,000	2,551,000	(15,000)	(1)%
Total operating expenses	5,655,000	4,428,000	1,227,000	28%
Loss from operations	(5,655,000)	(4,428,000)	(1,227,000)	28%
Other income (expense):
Change in fair value of warrant liabilities	(64,000)	40,000	(104,000)	(260)%
Interest income	259,000	-	259,000	-
Net loss	$(5,460,000)	$(4,388,000)	$(1,072,000)	24%

Net loss per share, basic and diluted	$(0.12)	$(0.32)	$0.20	(63)%
Weighted average number of common shares outstanding	45,655,000	13,733,000	31,922,000	232%

Operating Expenses

Operating expenses incurred during the three months ended September 30, 2019 were $5.7 million compared to $4.4 million during the three months ended September 30, 2018. Significant changes in operating expenses included:

•	Research and development costs during the three months ended September 30, 2019 were $3.1 million, compared to $1.9 million during the three months ended September 30, 2018. The increase of $1.2 million was due to increases in personnel-related expenses, including stock-based compensation expenses and consulting expenses, relating to the build-up of our internal infrastructure as we advance the clinical development of our MultiTAA T cell product candidates.

•	General and administrative expenses were $2.5 million during the three months ended September 30, 2019 as compared to $2.6 million during the three months ended September 30, 2018. The decrease of $0.1 million was primarily due to:

o	increase of $0.3 million in headcount-related expenses,

o	increase of $0.5 million in legal and professional fees,

o	decrease of $0.3 million in stock-based compensation expenses, and

o	decrease of $0.6 million in merger-related expenses incurred during the three months ended September 30, 2018.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2019 was ($64,000) as compared to $40,000 for the three months ended September 30, 2018.

Interest Income

Interest income was $0.3 million for the three months ended September 30, 2019, attributable to interest income relating to a significant portion of the net proceeds received from our equity financing in October 2018 which are held in U.S. Treasury notes and U.S. government agency-backed securities with maturities of less than three months. We did not receive any interest income during the three months ended September 30, 2018.

Net Loss

We recorded a net loss of $5.5 million, or a net loss per share, basic and diluted of ($0.12), during the three months ended September 30, 2019, compared to a net loss of $4.4 million, or a net loss per share, basic and diluted of ($0.32), during the three months ended September 30, 2018. The increase in our net loss during the three months ended September 30, 2019 compared to during the three months ended September 30, 2018 was due to the continued expansion of our research and development activities, increased expenses relating to current and future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Comparison of the Nine months Ended September 30, 2019 and September 30, 2018

The following table summarizes the results of our operations for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30,
	2019	2018	Change
Revenues:
Grant income	$-	$206,000	$(206,000)	(100)%
Total revenues	-	206,000	(206,000)	(100)%
Operating expenses:
Research and development	9,104,000	5,304,000	3,800,000	72%
General and administrative	8,063,000	7,202,000	861,000	12%
Total operating expenses	17,167,000	12,506,000	4,661,000	37%
Loss from operations	(17,167,000)	(12,300,000)	(4,867,000)	40%
Other income (expense):
Change in fair value of warrant liabilities	(80,000)	(98,000)	18,000	(18)%
Interest income	898,000	-	898,000	-

Net loss	$(16,349,000)	$(12,398,000)	$(3,951,000)	32%

Net loss per share, basic and diluted	$(0.36)	$(1.03)	$0.67	(65)%

Weighted average number of common shares outstanding	45,541,000	12,082,000	33,459,000	277%

Revenue

Grant income

We did not receive any grant income during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, we received $206,000 of a grant awarded to the Mayo Foundation from the US Department of Defense to fund the Phase 2 clinical trial of TPIV200 for the treatment of triple-negative breast cancer. The portion of the grant we received compensated us for clinical supplies manufactured by us for the clinical trial.

Operating Expenses

Operating expenses incurred during the nine months ended September 30, 2019 were $17.2 million compared to $12.5 million during the nine months ended September 30, 2018. Significant changes in operating expenses included:

•	Research and development costs during the nine months ended September 30, 2019 were $9.1 million, compared to $5.3 million during the nine months ended September 30, 2018. The increase of $3.8 million was due to increases in personnel-related expenses, including stock-based compensation expenses and consulting expenses, relating to the build-up of our internal infrastructure as we advance the clinical development of our MultiTAA T cell product candidates.

•	General and administrative expenses were $8.1 million during the nine months ended September 30, 2019 as compared to $7.2 million during the nine months ended September 30, 2018. The increase of $0.9 million was primarily due to:

o	increase of $1.0 million in headcount-related expenses,

o	increase of $1.2 million in legal and professional fees,

o	increase of $0.5 million in office-related expenses, insurance and other general and administrative expenses,

o	increase of $0.2 million in stock-based compensation expenses, and

o	decrease of $2.0 million in merger-related expenses incurred during the nine months ended September 30, 2018.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2019 was ($80,000) as compared to ($98,000) for the nine months ended September 30, 2018.

Interest Income

Interest income was $0.9 million for the nine months ended September 30, 2019, attributable to interest income relating to a significant portion of the net proceeds received from our equity financing in October 2018 which are held in U.S. Treasury notes and U.S. government agency-backed securities with maturities of less than three months. We did not receive any interest income during the nine months ended September 30, 2018.

Net Loss

We recorded a net loss of $16.3 million, or a net loss per share, basic and diluted of ($0.36), during the nine months ended September 30, 2019, compared to a net loss of $12.4 million, or a net loss per share, basic and diluted of ($1.03), during the nine months ended September 30, 2018. The increase in our net losses during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was due to the continued expansion of our research and development activities, increased expenses relating to current and future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash and cash equivalents and working capital as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$48,478,000	$61,747,000
Working capital	$47,275,000	$59,193,000

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	For the Nine Months Ended
	September 30,
	2019	2018
Net Cash provided by (used in):
Operating activities	$(13,723,000)	$(8,317,000)
Investing activities	(362,000)	-
Financing activities	816,000	7,482,000
Net decrease in cash and cash equivalents	$(13,269,000)	$(835,000)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2019 was $13.7 million. The use of cash primarily related to our net loss of $16.3 million, in addition to the effect of changes in asset and liability accounts, including an increase in prepaid expenses and deposits of $1.8 million, an increase in accounts payable and accrued liabilities of $0.1 million, a decrease in interest receivable of $30,000 and a decrease in lease liabilities of $0.1 million.

Net cash used in operating activities during the nine months ended September 30, 2018 was $8.3 million. The use of cash primarily related to our net loss of $12.4 million, in addition to the effect of changes in asset and liability accounts, including an increase in prepaid expenses and deposits of $46,000 and an increase in accounts payable and accrued liabilities of $2.1 million.

Investing Activities

Net cash used in investing activities was $0.4 million for the purchase of property and equipment during the nine months ended September 30, 2019.

Financing Activities

Net cash provided by financing activities was $816,000 during the nine months ended September 30, 2019, due primarily to the exercise of stock warrants and stock options. Net cash provided by financing activities was $7.5 million during the nine months ended September 30, 2018, due to an equity financing, resulting in gross proceeds to us of $3.1 million; the exercise and repricing of stock warrants, resulting in aggregate proceeds to us of $4.4 million and the exercise of stock warrants and stock options.

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

As of September 30, 2019, we had working capital of $47.3 million, compared to working capital of $59.2 million as of December 31, 2018. Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2019 will enable us to fund our operating expenses and capital expenditure requirements through at least the fourth quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of a material weakness in our internal controls over financial reporting, our disclosure controls and procedures were not effective for the reasons described below. Notwithstanding the material weakness described below, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in the Quarterly Report and in this Form 10-Q are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

During the first quarter of fiscal year 2019, we, together with our independent registered public accounting firm, identified a material weakness in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in internal control over financial reporting resulted from ineffective controls related to the timing of recording non-cash stock-based compensation expenses on select stock option grants; grants which had vesting schedules that differed from the previously-standard vesting schedules. To remediate the material weakness, we have initiated controls and procedures in order to:

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

(b)	Changes in Internal Control Over Financial Reporting

We have made progress towards remediation of the material weaknesses identified above. Since the quarter ended March 31, 2019, we have:

•      transitioned the manual calculation of stock-based compensation expenses to a third-party automated software system; and.

•      implemented further internal control procedures, to include the hiring of an equity administration consultant to review the calculation of stock-based compensation expenses.

There have been no additional changes in our internal controls over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of September 30, 2019, we were not a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. As of September 30, 2019, we had an accumulated deficit of $322.5 million since inception. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary products and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or does not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

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

Dr. Leen is an employee of BCM and is contractually obligated to spend a significant portion of her time with BCM. In addition, Dr. Leen and Dr. Vera are co-founders and members of Allovir and perform services from time to time for Allovir LLC (“Allovir”). Allovir is owned by the same principal stockholder group as Marker Cell prior to the Merger and has technology which is being developed under a license agreement with BCM by the same research group at BCM. Allovir is a clinical-stage biopharmaceutical company, which is investigating and developing virus-specific T cell therapy technology for the prevention and/or treatment of viral infections. Accordingly, Dr. Leen and Dr. Vera may have other commitments that would, at times, limit their availability to us. Other research being conducted by Dr. Leen and Dr. Vera may, at times, receive higher priority than research on our programs, which may, in turn, delay the development or commercialization of our product candidates.

In addition, John Wilson is a co-founder, member and director of Allovir and is a director of the Company. Dr. Leen and Dr. Vera are also co-founders, members and officers of Allovir, and perform services for Allovir from time to time, and Dr. Vera is a director of Allovir and of the Company. All of these individuals have certain fiduciary or other obligations to us and certain fiduciary or other obligations to Allovir and, in the case of Dr. Leen and Dr. Vera, to BCM. Such multiple obligations may in the future result in a conflict of interest with respect to presenting other potential business opportunities to us or to Allovir. A conflict of interest also may arise concerning the timing of the parties’ planned and ongoing clinical trials, investigational new drug application filings and the parties’ opportunities for marketing their respective product candidates. In addition, they may be faced with decisions that could have different implications for us than for Allovir. Consequently, there is no assurance that these members of our board and management will always act in our best interests in all situations should a conflict arise.

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

We, or our regulators, may suspend or terminate our clinical trials for a variety of reasons. For example, in the third quarter of 2019, we filed our planned IND with the FDA with respect to our MultiTAA therapy in anticipation of commencing a Phase 2 clinical trial of our MultiTAA therapy for the treatment of patients with post-transplant AML. The FDA requested additional information regarding certain quality and technical specifications for two reagents supplied by third party vendors that are used in our manufacturing process but not present in the final product infused to patients. Because the FDA requires these data before allowing the planned trial under the IND to proceed, the IND has been placed on clinical hold until our complete response to the technical questions is satisfactory to the FDA. We have worked with the regulatory and quality groups at the respective manufacturers to address the FDA’s request and submitted a complete response to the issues raised by the FDA on October 28, 2019. However, FDA may not agree that our response addresses all of their concerns and the clinical hold may remain in place and further delay the initiation of the trial.

We may voluntarily suspend or terminate our clinical trials at any time if we believe they present an unacceptable risk to the patients enrolled in our clinical trials or do not demonstrate clinical benefit. For example, in October 2019 we elected to suspend our Phase 2 clinical trial of TPIV200 for the treatment of platinum-sensitive advanced ovarian cancer because it did not meet our threshold for probability of success based upon our pre-specified criteria. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

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

As we continue to develop and scale our manufacturing process, we may need to obtain rights to and supplies of specific materials and equipment to be used as part of that process. For example, our MultiTAA T cell manufacturing process is based, in part, upon the G-Rex® cell culture device manufactured by Wilson Wolf, which is used by many cell therapy developers, both in commercial and academic settings. Although we do hold the license to patents from Baylor College of Medicine that could be used to prevent third parties from developing similar and competing processes, we do not own any exclusive rights to the G-Rex®. We may not be able to obtain rights to such materials and equipment on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business.

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

Currently, our product candidates are manufactured using processes developed by BCM, our third-party research institution collaborator. Although we are working to develop our own commercially viable processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

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

We have world-wide exclusive licenses from the Mayo Foundation on (i) a novel set of Class II HER2/neu peptide antigens, (ii) a novel Class I HER2/neu antigen, and (iii) a novel set of Class II Folate Receptor Alpha peptide antigens. We have a world-wide exclusive license from BCM of the rights in and to three patent families to develop and commercialize MultiTAA product candidates in the field of oncology. As a result of these in-licenses, we could lose the right to develop each of the technologies if:

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

We are required to pay substantial royalties and lump sum milestone payments under our license agreements with BCM and the Mayo Foundation, and we must meet certain milestones to maintain our license rights.

Under our license agreement with BCM for our MultiTAA T cell therapy technologies, we are currently required to pay both substantial milestone payments and royalties to BCM based on our revenues from sales of our products utilizing the licensed technologies, and these payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under the BCM license agreement, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. Similarly, we are also required to pay both substantial milestone payments and royalties to the Mayo Foundation based on our revenues from sales of our products utilizing those licensed technologies. There is no assurance that we will be successful in meeting all of the milestones in our licenses in the future on a timely basis or at all.

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

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal years 2019 and 2020 contain further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. Although a number of these, and other potential, proposals will require additional authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, if and when we request orphan drug designation in Europe, the European exclusivity period is ten years but can be reduced to six years if the drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or European Medicines Agency (“EMA”) determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

During the first quarter of fiscal year 2019, we, together with our independent registered public accounting firm, identified a material weakness in our internal control over financial reporting resulting from ineffective controls related to the timing of recording non-cash stock-based compensation expenses on select stock option grants. As a result, our management concluded that we had a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. As described in Part I, Item 4 of this report, this material weakness has not yet been remediated and, as a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective.

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

We are currently authorized to issue 150 million shares of our common stock. As of September 30, 2019, we had 45.7 million shares of our common stock issued and outstanding. Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of September 30, 2019, there were outstanding warrants to purchase up to approximately 22.7 million shares of our common stock at a weighted average exercise price of $4.71 per share, and options exercisable for an aggregate of approximately 4.7 million shares of common stock at a weighted average exercise price of $8.23 per share. We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

The accounting treatment for certain of our warrants is complex and subject to judgments concerning the valuation of embedded derivative rights within the applicable securities. Fluctuations in the valuation of these rights could cause us to take charges to our statement of operations and make our financial results unpredictable.

Certain of our outstanding warrants contain or contained prior to being amended, or may be deemed to contain from time to time, embedded derivative rights in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely affect our reputation, as well as our results of operations. These derivative rights, or similar rights in securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. We record these embedded derivatives as liabilities at issuance, valued using the Black Scholes Option Pricing Model and are subject to revaluation at each reporting date. Any change in fair value between reporting periods is reported on our statement of operations. At September 30, 2019, the fair value of the derivative liability-warrants was $129,000. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations. Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and, in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate.

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

On September 30, 2019, we issued 17,400 shares of common stock to Corporate Profile LLC pursuant to a vendor agreement.

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

Date: November 12, 2019

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang President, Chief Executive Officer and Principal Executive Officer

/s/ Anthony Kim
Anthony Kim Chief Financial Officer and Principal Financial and Accounting Officer