Form 10-K
period 2019-12-31
Marker Therapeutics, Inc.
filed 2020-03-12
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________.

Commission File Number: 001-37939

MARKER THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-4497941
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3200 Southwest Freeway, Suite 2240 Houston, Texas (Address of principal executive offices)	77027 (Zip code)

(713) 400-6400

(Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MRKR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019 (the last day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $7.92 as reported on the Nasdaq Capital Market as of that date was approximately $198,900,000.

The registrant had 46,532,522 shares of common stock outstanding as of March 9, 2020.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement relating to registrant’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

i

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: "Business," Part I, Item 1A: "Risk Factors," and Part 2, Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations," but are also contained elsewhere in this annual report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. These statements speak only as of the date of this Annual Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.  Forward-looking statements in this annual report include statements as to:

•	the timing, progress and results of clinical trials of MultiTAA-specific T cell therapies and our other product candidates, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials or related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	the timing of any submission of filings for regulatory approval of product candidates and our ability to obtain and maintain regulatory approvals for product candidates for any indication;

•	our ability to successfully commercialize product candidates;

•	our expectations regarding the potential benefits, activity, effectiveness and safety of product candidates;

•	our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of product candidates, if approved for commercial use;

•	our manufacturing capabilities and strategy, including the ease, scalability and commercial viability of our manufacturing methods and processes;

•	our expectations regarding the scope of any approved indications for product candidates;

•	the potential benefits of and our ability to maintain our relationships and collaborations with the Baylor College of Medicine and other potential collaboration or strategic relationships;

•	our ability to use the MultiTAA-specific T cell platform to develop future product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional funding;

•	our ability to identify, recruit and retain key personnel;

•	our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;

•	our financial performance;

•	our competitive position and the development of and projections relating to our competitors or our industry; and

•	the impact of laws and regulations.

ii

You should refer to "Item 1A. Risk Factors" in this annual report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this annual report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this annual report represent our views as of the date of this annual report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

You should read this annual report and the documents that we reference in this annual report and have filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

 iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies and innovative peptide-based vaccines for the treatment of hematological malignancies and solid tumor indications. We developed our lead product candidates from our MultiTAA-specific T cell technology, which is based on the selective expansion of non-engineered, tumor-specific T cells that recognize tumor associated antigens, or TAAs, which are tumor targets, and then kill tumor cells expressing those targets. These T cells are designed to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. We are advancing two pipelines of product candidates as part of our MultiTAA-specific T cell program: the autologous T cells for the treatment of lymphoma, multiple myeloma, or MM, and selected solid tumors and the allogeneic T cells for the treatment of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL. Because we do not genetically engineer the MultiTAA-specific T cell therapies, we believe that our product candidates are easier and less expensive to manufacture, with reduced toxicities, than current engineered chimeric antigen receptor, or CAR-T, and T cell receptor-based therapies and may provide patients with meaningful clinical benefit. We are also developing innovative peptide-based immunotherapeutic vaccines for the treatment of metastatic solid tumors.

We are pursuing post-transplant AML as the lead indication for our first company-sponsored MultiTAA-specific T cell program. The MultiTAA-specific T cell therapy has been well tolerated in an ongoing Phase 1/2 clinical trial conducted by our strategic partner Baylor College of Medicine, or BCM. As reported in March 2019, eleven of the thirteen patients in the adjuvant disease setting dosed with the MultiTAA-specific T cell therapy after receiving an allogeneic stem cell transplant survived, ranging from 6 weeks to 2.5 years post-infusion, with nine of these remaining patients in continuing complete remission, or CCR. Survival of the six patients with active disease ranged from 4 to 21 months, as compared to a historical survival rate of approximately 4.5 months for patients who receive the standard of care post-transplant.

We submitted an investigational new drug, or IND, application to the United States Food and Drug Administration, or the FDA to initiate a Phase 2 clinical trial of MultiTAA-specific T cell therapy, which we refer to as MT-401, in post-allogeneic hematopoietic stem cell transplant patients with AML in both the adjuvant and active disease setting, which may become pivotal pending the results of the interim analysis. The dose administered in this multicenter trial is the current maximum tolerated dose from the ongoing Phase 1/2 trial. In the adjuvant setting, patients will be randomized to either MultiTAA-specific T cell therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group. In February 2020, we announced that the FDA has permitted us to initiate our Phase 2 clinical trial beginning with a safety lead-in portion of the trial.

We recently reported interim data for an ongoing Phase 1/2 clinical trial of the MultiTAA-specific T cell therapy for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, we have observed a clinical benefit correlated with the post-infusion detection of tumor-reactive T cells in patient peripheral blood and within tumor biopsy samples in patients in the tumor-resection arm of the trial. These T cells exhibited activity against both targeted antigens and non-targeted TAAs, indicating induction of antigen spreading. To date, we have not observed any cytokine release syndrome or neurotoxicity in this trial.

We are also evaluating the MultiTAA-specific T cell therapies in a Phase 2 clinical trial for the treatment of breast cancer and in Phase 1 clinical trials for the treatment of ALL, lymphoma, MM and sarcoma, all of which are being conducted by BCM. As of December 2019, the MultiTAA-specific T cell therapies have been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidents of cytokine release syndrome or neurotoxicity, which are frequently associated with CD19 CAR-T therapies. Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the MultiTAA-specific T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells. We may initiate additional Phase 2 clinical trials investigating other indications in 2020 in addition to our planned Phase 2 trial in post-transplant AML patients.

We believe that our therapies present promising innovations in immuno-oncology. We developed the MultiTAA-specific T cell therapy in collaboration with the Cell and Gene Therapy Center at BCM, which was founded by Dr. Malcolm K. Brenner, M.D., Ph.D., a recognized pioneer in immuno-oncology. BCM remains an important strategic partner and conducts early-stage clinical trials of the MultiTAA-specific T cell therapies pursuant to a sponsored research agreement. Our cell therapy founders include Drs. Brenner, Ann Leen, Ph.D., Juan Vera, M.D., Helen Heslop, M.D., DSc (Hon) and Cliona Rooney, Ph.D., who all have significant experience in this field. Drs. Brenner, Heslop, Rooney, James P. Allison and Padmanee Sharma serve on our Scientific Advisory Board.

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below.

Recent Developments

AML Clinical Program Update

In February 2020, we announced that the FDA lifted the clinical hold on the Phase 2 clinical trial investigating the safety and efficacy of MT-401 for the treatment of patients with AML post-transplant permitting us to initiate the trial with the safety lead-in portion that is expected to enroll approximately six patients. Three patients will be dosed with MT-401 manufactured using the legacy reagent used in the Phase 1 trial, and three patients will be dosed with MT-401 manufactured using a reagent from an alternative supplier. We anticipate using this supplier for clinical and commercial supply of MT-401. The FDA placed a partial clinical hold on the trial for the use of the MT-401 product manufactured using one of the reagents supplied by the alternative supplier until the final data and certificate of analysis for the reagent are reviewed and accepted by the FDA. We currently estimate that the alternative supplier will deliver the final reagent, along with the final data and certificate of analysis required by the FDA, by the end of the second quarter of 2020. During the second half of 2020, we anticipate completing enrollment of the first three patients and submission of both the final technical specifications and comparability data of the new reagents to the FDA, the latter of which would satisfy the requirements for lifting the partial hold on the clinical trial. Given this expected timing, we do not currently expect the partial clinical hold to significantly impact site and patient enrollment of the Phase 2 trial.

The safety lead-in will be followed by the 160-patient randomized portion of the trial at approximately 20 transplant centers. Group 1 will comprise 120 adjuvant (disease-free) patients, with the primary endpoint of relapse-free survival of patients receiving MT-401 versus a control group. Group 2 will comprise 40 active disease patients in a single arm, with primary endpoints of complete remission and duration of complete remission.

Our Strategy

Our goal is to be the leader in the development and commercialization of transformative immunotherapies for the treatment of hematological malignancies and solid tumors. We are developing a portfolio of highly differentiated T cell therapies utilizing the MultiTAA-specific T cell platform that we believe have the potential to significantly disrupt the current cell therapy landscape, while substantially improving survival and quality of life for patients with cancers.

The key elements of our strategy include:

•	Expedite clinical development, regulatory approval, and commercialization of our lead product candidates.

Based on the results of the Phase 1 clinical trials of the MultiTAA-specific T cell therapies conducted at BCM, we plan to advance our lead product candidates into Phase 2 clinical trials and facilitate the initiation of company-sponsored clinical trials. We are pursuing post-transplant AML as the lead indication for the MultiTAA-specific T cell program. During the second half of 2020, we expect to complete the safety lead-in portion of our Phase 2 trial in post-transplant AML and satisfy the FDA’s other requirements for lifting the partial hold on the clinical trial.

We plan to initiate in the future additional clinical trials in other tumor types based on emerging data. We anticipate that product manufacturing in support of those clinical trials will be conducted at BCM’s Good Manufacturing Practices, or GMP, cell manufacturing facility.

In 2020, we expect to begin the technology transfer process and begin the planning and implementation of an additional GMP manufacturing capacity capable of supporting our manufacturing needs with respect to potentially pivotal trials. If the results of our Phase 2 clinical trials are positive, we intend to explore potential avenues to achieve regulatory approval for the use of our products in these indications, including any potential avenues for obtaining accelerated approval.

•	Continue to collaborate with our partners and increase our internal research and development activities to improve and develop adoptive cell therapy technologies.

We are party to a strategic alliance with BCM, pursuant to which we will sponsor selected research at BCM in support of our technology. In conjunction with this strategic alliance, BCM will conduct selected Phase 1 and Phase 2 clinical trials of our product candidates. If data from these early clinical trials are positive, we will consider the therapeutic and commercial potential for such therapies to be advanced as new product candidates for us.

In addition, we plan to use BCM facilities and our company laboratories to enable the process development required to support the Phase 2 clinical trials of our product candidates. We plan to invest in our own research and development and chemistry, manufacturing and controls, or CMC, capabilities to enhance our ability to conduct process development to optimize our manufacturing process, product quality and commercial scalability.

•	Invest in our platform to maximize the beneficial outcomes for cancer patients.

We plan to explore new product opportunities by increasing and/or customizing the antigens we target to expand the indications in which the MultiTAA-specific T cell products will be efficacious, including solid tumors or other hematologic malignancies. Additionally, our research and development efforts may include the exploration of different doses and/or frequency of dosing and the relationship of these factors with potential therapeutic benefit.

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

We are in the process of evaluating the peptide vaccine therapeutic products and programs to determine the future strategy and the proper allocation of our resources to best maximize stockholder value. In conjunction with this evaluation process we may de-emphasize or terminate certain vaccine therapeutic products or programs. Such strategic review and evaluations are a priority and an important part of our ongoing operations.

Background and History of Cancer Immunotherapies

Despite advances in options for treatment, cancer continues to be one of the main causes of death in developed countries. Historically, cancer therapy has been constrained to surgery, radiation, and chemotherapy. More recently, advances in the understanding of the immune system’s role in cancer surveillance have led to immunotherapy becoming an important treatment approach. Cancer immunotherapy began with treatments that nonspecifically activated the immune system and had limited efficacy and/or significant toxicity. In contrast, newer immunotherapy treatments activate specific, potent immune cells, leading to improved safety and efficacy. Within the immunotherapy category, treatments have included vaccines, cytokine therapies, antibody therapies, and adoptive cell therapies.

In 1996, Dr. Dana Leach, Dr. Matthew Krummel and Dr. James Allison reported that monoclonal antibodies, or mAbs, blocking CTLA-4 could treat tumors in animal models. Subsequently, mAbs that targeted CTLA-4 and PD-1 became known as immune checkpoint inhibitors, or ICIs. Immune checkpoints are a means by which cancer cells inhibit or turn down the body’s immune response to cancer. By interfering with these cloaking mechanisms, ICIs have shown an ability to activate T cells, shrink tumors, and improve patient survival. Recent clinical data from checkpoint inhibitors such as ipilimumab, nivolumab and pembrolizumab have confirmed both the validity of this approach and the importance of T cells as promising tools for the treatment of cancer.

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

T Cell Therapy Overview

The field of adoptive cell transfer is currently comprised primarily of CAR and TCR engineered T cells and has emerged from principles of basic immunology to become a paradigm-shifting clinical immunotherapy. T cell therapy has evolved as one of the most promising branches of immunotherapy. T cell immunotherapy involves the infusion of T cells into a patient. Immune cells used for immunotherapy treatments can either be collected from the patient (autologous) or harvested from a donor (allogeneic). The cells are retrieved and either genetically modified to express tumor-specific CARs or TCRs or mixed with specific antigens. The cells are then cultured to proliferate, and the proliferated cells are infused into the patient. Upon infusion, the cells can target and eliminate cancerous cells. Unlike chemotherapy, which is unable to distinguish between healthy and malignant cells, T cells produced for immunotherapy can selectively attack cancer cells that express the target antigen(s). This leads to a more effective treatment platform with fewer side effects. Some of these infused T cells may remain in the body for long periods, providing immunological memory, thus leading to longer and more durable responses.

TCRs and CARs have distinct signaling properties and antigen sensitivities. TCRs recognize peptide fragments from proteins expressed either inside the cell or on the cell surface, which are presented to T cells via major histocompatibility complex molecules. CARs are programmed to recognize a specific cell surface protein. Because CARs are specific for a single antigen, or more precisely a single epitope within the single antigen, they are very narrowly focused and have limitations. When a CAR-T cell product is applied to a specific antigen of a heterogeneous disease, CAR-T cells may leave behind tumor cells that do not express the target antigen, which can lead to tumor relapse due to immune escape.

Our approach is to avoid genetic engineering by relying upon the native T cell receptor, which has evolved over millions of years to provide T cells with an exquisite capacity to recognize and kill cancer cells. Use of the native T cell receptor is the bedrock of our versatile immunotherapy, which is intended to provide a cost-effective and non-toxic strategy to target multiple tumor antigens and lead to durable responses. The process entails expanding tumor-specific T cells from patients (autologous), or a patient’s hematopoietic stem cell donor (allogeneic). This is achieved by in vitro manipulation consisting of co-culturing a patient’s or donor’s antigen presenting cells with patient (or donor) peripheral blood mononuclear cells, or PBMCs, respectively. As a source of antigen, we use overlapping peptide libraries spanning each of several immunogenic target antigens that are typically associated with certain types of cancer. These peptides are 15 amino acids in length, overlapping by 11 amino acids and span the entire length of each of the target antigens. This typical footprint of peptides allows us to induce both CD4+ (helper) and CD8+ (cytotoxic) T cells. Following manufacture, these cells are frozen and stored for later infusion. Once infused, the natural characteristics of T cells take over and the T cells multiply in quantity, forming an army of T cells that kill the targeted cancer cells.

We have observed evidence of “epitope spreading” in our clinical trials, suggesting that the MultiTAA-specific T cell therapy is inducing an enhanced response by the patient’s own T cells (specific for an expanded set of tumor-associated antigens beyond those targeted by the infused product). Correlative analyses show expansion of endogenous T cells, other than those present in the infused product, in the months following infusion. This phenomenon, also known as “antigen spreading,” is potentially important in generating a deep and durable response for a patient because it enables the killing of tumors that do not express any of the antigens initially targeted by our therapy and could be due to the lack of lymphodepletion that allows recruitment of the endogenous immune system for anti-tumor activity.

The MultiTAA-Specific T Cell Therapies

In collaboration with BCM, we are advancing two MultiTAA-specific T cell therapies through clinical development:

•	Autologous MultiTAA-specific T cell therapies target the NY-ESO-1, PRAME, MAGE-A4, Survivin and SSX2 antigens. We recently reported updated clinical data from BCM’s Phase 1/2 clinical trial of the autologous MultiTAA therapy for the treatment of patients with pancreatic cancer, and we are currently evaluating these therapies for the treatment of patients with lymphoma, MM and other selected solid tumors in Phase 1 trials.

•	Allogeneic MultiTAA-specific T cell therapies target the WT1, NY-ESO-1, PRAME, and Survivin antigens. The stem cell transplant donor is used as the source of the cells manufactured for our allogeneic therapies. We are pursuing post-transplant AML as the lead indication for the MultiTAA-specific T cell program using our allogeneic therapies.

While the blood source and the antigens for stimulation differ between the autologous and allogeneic therapies, the manufacturing process for each product is identical.

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

Our solution to the problem of tumor heterogeneity is the development of T cell products that simultaneously attack multiple tumor-expressed antigens and thereby enable more complete initial tumor targeting, thus minimizing the subsequent opportunity for the cancer to engage escape mechanisms. Of note, data suggest that this strategy may be responsible for recruitment and activation of unique cancer-killing cells from the patient’s own immune repertoire to participate in cancer eradication, further minimizing the possibility for tumor cell escape.

We believe our proprietary MultiTAA-specific T cell platform may have meaningful advantages over current CAR and TCR-engineered cell therapy approaches. Compared to current gene-modified T cell therapies, the MultiTAA-specific T cell product candidates are characterized by the following:

•	Clinical benefits observed in early-stage clinical trials in multiple cancer indications.

Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the MultiTAA-specific T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells. For example, in BCM’s Phase 1 clinical trial in lymphoma, there were complete responses, or CRs, in six of the fifteen evaluable patients with active disease. Significantly, no patient with a CR has subsequently relapsed with disease, whereas typically 30% or more of patients with CR in reported CAR-T studies relapse within one year. In patient results to date in this trial, observed therapeutic responses appear to be highly durable, with some patients being relapse-free beyond five years.

•	Non-gene modified.

Unlike CAR and TCR-based approaches, our MultiTAA-specific T cell therapy does not require genetic modification of T cells, a costly and complex process that significantly complicates the manufacturing of a patient product. We believe our MultiTAA-specific T cell therapy can be manufactured at a fraction of the cost of a gene-modified T cell product, with substantially reduced complexity of manufacturing.

•	No need for lymphodepletion before infusion.

Unlike CAR-T therapies, which require lymphodepletion of a patient’s existing T cells so that they will not compete with the infused therapy, the MultiTAA-specific T cell therapies work with the natural capabilities of T cells to target cancer and do not require lymphodepletion prior to infusion.

•	Low incidence rate of adverse events.

As of December 2019, the MultiTAA-specific T cell therapy has been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidences of cytokine release syndrome or neurotoxicity. In these trials, there has been only one Grade 3 adverse reaction considered possibly related to the therapy. This appears to compare favorably with published CD19 CAR-T studies that have been associated with substantial tolerability concerns, including one Phase 1 trial in which 95% of patients had Grade 3 or higher adverse events during treatment.

•	Appears to drive endogenous immune responses.

In our clinical trials, we have observed evidence of “epitope spreading” in the treated patients, meaning that the MultiTAA-specific T cell therapy is potentially inducing an enhanced response by the patient’s own T cells (specific for an expanded set of tumor-associated antigens beyond those targeted by the infused product). Correlative analyses show expansion of endogenous T cells, other than those present in the infused product, in the months following infusion. This phenomenon, also known as “antigen spreading,” is potentially important in generating a deep and durable response for a patient, because it enables the killing of tumors that do not express any of the antigens initially targeted by our therapy and could be due to the lack of lymphodepletion that allows recruitment of the endogenous immune system for anti-tumor activity.

•	Capable of addressing a broad repertoire of cancer cells.

While CAR-T and TCR therapies generally target a single epitope, our manufacturing process selects for T cells that are specific for multiple peptides derived from several targeted antigens. Deep gene sequencing of our products shows that a typical patient dose usually consists of approximately 4,000 unique T cell clonotypes, some of which target up to five different tumor-associated antigens. The five antigen targets can be recognized by a very wide range of T cells, which we believe facilitates robust killing of targeted cancer cells.

MT-401 for the Treatment of Post-Transplant AML

We have submitted an IND to the FDA to initiate a Phase 2 clinical trial in post-allogeneic hematopoietic stem cell transplant patients with AML in both the adjuvant and active disease setting, which may become pivotal pending the results of the interim analysis. The dose administered in this multicenter trial is the current maximum tolerated dose from the Phase 1/2 trial. In the adjuvant setting, patients will be randomized to either MT-401 at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group.

In February 2020, we announced that the FDA lifted the clinical hold on the Phase 2 trial and has permitted us to initiate the trial, beginning with a safety lead-in portion that is expected to enroll approximately six patients. Three patients will be dosed with MT-401 manufactured using the legacy reagent used in the Phase 1 trial, and three patients will be dosed with MT-401 manufactured using a reagent from an alternative supplier. We anticipate using this supplier for clinical and commercial supply of MT-401. The FDA placed a partial clinical hold on the trial for the use of the MT-401 product manufactured using one of the reagents supplied by the alternative supplier until the final data and certificate of analysis for the reagent are reviewed and accepted by the FDA. We currently estimate that the alternative supplier will deliver the final reagent, along with the final data and certificate of analysis required by the FDA, by the end of the second quarter of 2020. We anticipate to complete enrollment of the first three patients and submission of the final technical specifications and comparability data of the new reagents to the FDA during the second half of 2020, thereby satisfying the requirements for lifting the partial hold on the clinical trial. Given this expected timing, we do not currently expect the partial clinical hold to significantly impact site and patient enrollment of the Phase 2 trial.

The safety lead-in will be followed by the 160-patient randomized portion of the trial at approximately 20 transplant centers. Group 1 will comprise 120 adjuvant (disease-free) patients, with the primary endpoint of relapse-free survival of patients receiving MT-401 versus a control group. Group 2 will comprise 40 active disease patients in a single arm, with primary endpoints of complete remission and duration of complete remission.

Clinical Development of Our MultiTAA-Specific T Cell Therapies by BCM

The following clinical trials are being conducted by BCM pursuant to our strategic alliance. If data from these early clinical trials are positive, we will consider the therapeutic and commercial potential for such therapies to be advanced as new product candidates for us. In each trial, correlative studies showed significant expansion of MultiTAA-specific T cells, as well as significant evidence of epitope spreading with expansion of endogenous T cells specific for tumor-associated antigens that were not targeted by the MultiTAA-specific T cell therapy.

Acute Myeloid Leukemia

We are pursuing post-transplant AML as the lead indication for the MultiTAA-specific T cell program. Currently, available treatments for post-transplant AML patients are limited and include donor lymphocyte infusion, which has an approximately 15% overall response rate but a 30% to 50% risk of severe and debilitating graft-versus-host disease. The five-year mortality rate for patients who receive an allogeneic hematopoietic stem cell transplant exceeds 50%, and patients who relapse after a transplant have a survival expectation of approximately 4.5 months.

BCM recently completed a Phase 1 clinical trial of the MultiTAA-specific T cell therapy for the treatment of patients with post-transplant AML. In this trial, we treated patients in remission and with active disease post-transplant. As illustrated below, eleven of the thirteen patients in the adjuvant disease setting dosed with the MultiTAA-specific T cell therapy after receiving an allogeneic stem cell transplant survived, ranging from 6 weeks to 2.5 years post-infusion, with nine of these patients in CCR, as reported in March 2019. Two patients saw local relapse in the central nervous system, but in both cases these patients were successfully treated with local therapy alone. One patient saw extramedullary relapse and was subsequently treated in the active disease arm of the trial, generating a CR that was durable for 13 months. One patient relapsed 8 months after receiving MultiTAA-specific T cells but following a second allogeneic stem cell transplant this patient remains alive in relapse 1.5 years following his initial T cell infusion.

As illustrated below, and reported in March 2019, survival of the six evaluable patients with active disease ranged from 4 to 21 months, as compared to a historical survival rate of 4 months for patients who receive the standard of care post-transplant. Of these patients, one patient demonstrated a complete response that was durable for 13 months, one patient demonstrated a partial response that enabled that patient to receive a second allogeneic stem cell transplant and two patients, who did not meet partial response criteria, experienced disease stabilization enabling a two-month delay to next-line therapy.

In this trial, the MultiTAA-specific T cell therapy was well tolerated, with no drug-related serious adverse events and no instances of graft-versus-host disease. One patient in the adjuvant disease group had a possibly drug-related Grade 3 elevation of liver enzymes, which was treated with prednisone. After discontinuing treatment and receiving decitabine, the patient relapsed and later re-enrolled in the trial in the active disease group and entered CR for 13 months and survived for 2.5 years.

Pancreatic Cancer

In July 2019, we reported interim data from an ongoing Phase 1/2 clinical trial of the MultiTAA-specific T cell therapy for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, BCM plans to enroll approximately 45 patients with advanced or borderline resectable pancreatic adenocarcinoma in three arms: Arm A, which includes patients with unresectable/metastatic disease who are responding to standard first-line chemotherapy; Arm B, which includes patients with progressive disease or therapy intolerance; and Arm C, which includes patients with surgically resectable disease. As of July 5, 2019, a total of 19 patients were administered the MultiTAA-specific T cell therapy: 10 patients in Arm A, 6 patients in Arm B and 3 patients in Arm C.

Overall, we have observed a clinical benefit correlated with the detection of tumor-reactive T cells in patient peripheral blood (Arms A, B and C) and within tumor biopsy samples (Arm C) post-infusion. T cells exhibited activity against both targeted antigens as well as non-targeted TAAs, including MAGE-A2B and AFP, indicating induction of antigen/epitope spreading. No cytokine release syndrome or neurotoxicity had been observed as of July 5, 2019.

Arm A

Arm A is designed to evaluate the safety and potential efficacy of using MultiTAA-specific T cell therapy as part of first-line treatment for patients with pancreatic cancer. These patients in the chemo-responsive arm have completed or will complete at least three months of standard-of-care chemotherapy (gemcitabine/nab-paclitaxel or FOLFIRINOX), which is the period during which a response to chemotherapy would typically occur, before receiving up to six administrations of MultiTAA-specific T cell therapy in conjunction with chemotherapy. Of the nine evaluable patients in Arm A as of July 5, 2019 (one patient was too early to be evaluated):

•	Three patients experienced objective responses after administration of MultiTAA-specific T cell therapy:

o	One patient experienced a complete response; and

o	Two patients experienced partial responses.

•	Four patients experienced disease stabilization. Two patients within stable disease boundaries (+20%/-30%) saw reversal of tumor growth in which tumors previously growing after chemotherapy alone showed shrinkage after administration of MultiTAA-specific T cell therapy.

•	One patient experienced a mixed response, in which some lesions increased in size and others decreased in size for a net zero change in the size of tumor lesions.

•	One patient experienced disease progression.

In addition, overall tumor shrinkage volume was observed in six out of the eight patients with a measurable tumor after administration of MultiTAA-specific T cell therapy. One evaluable patient did not have tumor measurements for analysis.

In patients responding to therapy, significant expansion of the infused MultiTAA-specific T cell therapy was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor specific antigens.

Arm B

Arm B is designed to evaluate the use of MultiTAA-specific T cell therapy as a second-line therapy for patients who have failed first-line chemotherapy. The patients in this chemo-refractory arm are either ineligible for chemotherapy or have progressed on chemotherapy and have received or are receiving up to six doses of MultiTAA-specific T cell therapy as a monotherapy. Of the six evaluable patients in Arm B as of July 5, 2019:

•	Three patients experienced stable disease or clinical disease stabilization:

o	Two patients who previously had progressive disease experienced clinical disease stabilization for up to two months.

o	One patient has maintained stable disease for seven months (ongoing).

•	Three patients experienced clinical decline.

Among the patients who saw clinical disease stabilization, significant expansion of the infused MultiTAA-specific T cell therapy was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor-specific antigens.

Arm C

Arm C is designed to assess T cell infiltration and expansion. These patients with borderline surgically resectable disease received or will receive a dose of MultiTAA-specific T cell therapy following chemotherapy, radiotherapy or combination and prior to surgical resection and up to five additional doses of T cells after surgery. In the patients evaluable in Arm C as of July 5, 2019, MultiTAA-specific T cells were measurable in meaningful numbers as detected by correlative analysis of resected tumor, and significant expansion of the infused MultiTAA-specific T cells was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor specific antigens.

Lymphoma

BCM is currently evaluating the MultiTAA-specific T cell therapy in a Phase 1 clinical trial for the treatment of patients with lymphoma.

As of January 2019, we had treated 15 patients with active disease, which we refer to as the active lymphoma group, all of whom had completed a follow-up period beyond three months post-infusion. These patients were heavily pre-treated and, on average, had failed between four and seven prior therapies, with two patients having failed nine prior therapies. As illustrated below, in the active lymphoma group, six patients entered CR and nine patients had experienced stable disease, with three of those patients experiencing durable stable disease and six of those patients experiencing transient stable disease ranging from three months to ten months. None of the patients in CR had relapsed, and the range for the duration of CR in these patients were between one and over five years after being infused with the MultiTAA-specific T cell therapy. Responses in all six patients who entered CR were associated with an expansion of infused T cells, as well as induction of antigen spreading. Of the nine patients with stable disease, three had not relapsed, with two of those patients in stable disease for nine months and over 24 months, respectively, which we believe shows potential durable disease stabilization.

We also had treated 18 patients, including one patient who was treated a second time after a relapse, in remission, which we refer to as the adjuvant lymphoma group. Like the active lymphoma group, these patients were heavily pre-treated. As illustrated below, in the adjuvant lymphoma group as reported in January 2019, all 18 patients had entered CR, with 14 patients in CCR. The duration of response ranged from nine months to over 48 months.

In both treatment groups, the MultiTAA-specific T cell therapy was well tolerated, with no drug-related serious adverse events, suggesting that the MultiTAA-specific T cell therapy might serve as a standard-of-care maintenance therapy for lymphoma patients in remission.

Further, data from this trial show “epitope spreading,” or expansion of patients’ endogenous T cells (specific for an expanded set of tumor-associated antigens beyond those targeted by the infused therapy) in the months following infusion. Significantly, we have observed this effect even though some patients in this trial received doses that had not yet been antigen-escalated to the full antigen dose.

Acute Lymphoblastic Leukemia

BCM is currently evaluating the MultiTAA-specific T cell therapy in a Phase 1 clinical trial for the treatment of patients with ALL. Leukemic relapse is one of the primary causes of treatment failure in hematopoietic stem cell transplant recipients. Like post-transplant AML patients, post-transplant ALL patients have limited treatment options, with donor lymphocyte infusions similarly associated with the risk of life-threatening graft-versus-host disease. While CAR-T therapies have shown potent anti-leukemia activity in post-transplant ALL patients, CD19-CAR-T cell therapies target a single antigen, carrying the inherent risk of immune escape, and are most effective in malignancies of B-cell lineage. In contrast, the MultiTAA-specific T cell therapy targets multiple antigens expressed in both B- and T-cell ALL.

In this trial, as reported in February 2019 we had treated 18 patients. Of the seven evaluable patients:

•	All evaluable patients were up to 28 months in CCR;

•	One patient experienced relapse displayed mixed donor/recipient chimerism after transplant, but remained in CCR for 6 months; and

•	Patients who remained in CCR had been durable for between four to 28 months, with a median of 16 months.

Multiple Myeloma

BCM is currently evaluating the MultiTAA-specific T cell therapy in a Phase 1b/2a clinical trial for the treatment of patients with MM. In this trial, we are treating both active and adjuvant post-autologous stem cell transplant MM patients both within 90 days and more than 90 days post-transplant. We have not seen a meaningful difference in response rates or durability between the two arms and intend to standardize future trials based upon a protocol wherein patients will receive MultiTAA-specific T cell therapy immediately post-transplant.

As reported in January 2019, of the 12 patients that had been treated in the active MM group:

•	One patient had a CR;

•	Three patients achieved partial responses; and

•	All eight remaining patients experienced stabilization of disease following initial MultiTAA-specific T cell infusion.

As reported in January 2019, of the eight patients that had been treated in the adjuvant MM group, all eight patients had experienced a partial response or CR, with a median follow-up of 21 months. Only one patient had relapsed as of such date.

Process Development and Manufacturing of The MultiTAA-Specific T Cell Therapies

In the manufacturing process, blood is drawn from either the individual patient (in the case of the autologous T cells) or from the allogeneic stem cell transplant donor (in the case of the allogeneic T cells). Although the T cells that are selected and expanded by our process exist in a patient’s circulating blood, these T cells are often present at very low frequencies. Researchers at BCM believe that these T cells are adversely affected by the suppressive tumor microenvironment. It is a well-accepted concept that cancers not only evade immune detection but often actively suppress the function of the human immune system. Our manufacturing and culturing process is intended to (1) identify the T cells specific for the antigens that we intend to target, (2) restore these T cells to functionality with respect to their anti-tumor capability and (3) expand the population of those T cells specific for our targets to achieve the required patient dose.

After blood is drawn, PBMCs are isolated and used to manufacture a patient-specific product. These cells are placed inside a G-Rex manufacturing device or standard plasticware and combined with an experimentally optimized mix of GMP-grade cytokines that is used to restore and enhance the functional capability of the cultured T cells.

In addition, libraries of overlapping peptides, which we refer to as peptide pools, spanning the target antigens are combined with antigen presenting cells and added to the cell culture. Each peptide within a peptide pool represents a small segment of a target antigen, which a T cell might recognize. Each library represents the entire protein sequence of a target antigen, with each peptide overlapping significantly with the peptides adjacent to it within the antigen’s protein sequence. This overlapping structure allows us to isolate, activate and expand any T cell that is specific for any segment of the antigens that we target in the unique genetic background of every patient.

The G-Rex is a cell culture device manufactured by Wilson Wolf used by many cell therapy developers, both in commercial and academic settings. The device allows a user to introduce cells, media and other reagents into a cell culture chamber, which has a gas-permeable membrane at its bottom. The cells settle on this gas-permeable membrane through which oxygen and carbon dioxide are exchanged (i.e. the cells can breathe at the base of the device), while nutrients required for cell expansion are obtained from the medium above the cells. This system allows for the highly robust growth of cells in culture, by providing them with superior access to oxygen and nutrients. Cells manufactured in the device grow efficiently without need for agitation by a technician, scientist or automated system.

Inside the G-Rex or the regular plasticware, PBMCs are co-cultured with antigen-presenting cells that have been exposed to the stimulating peptide pools. This results in the selective expansion of T cells that specifically recognize the target antigens. At the end of the manufacturing process, the resulting product is a mix of helper (CD4+) and cytotoxic (CD8+) T cells that recognize the antigens we are targeting.

Once cell manufacturing is complete, the product is tested for identity, sterility, phenotype and functionality before it is released for infusion into a patient. Sampling of product indicates that, on average, approximately 4,000 different T cell clonotypes are present in a typical 5-antigen-specific patient product.

Upon release of the final patient product, the cells are frozen and transported to the site where the cells will be administered. The standard dose for patients with lymphoma, AML or myeloma ranges from 5 to 20 million cells per meter squared (corresponding to typical doses of 10 to 40 million cells per adult patient). These cell doses represent a significantly smaller dose of cells, when compared to CAR-T or TCR therapies. As a result, our therapy requires only a very small infusion volume that can be administered to patients within minutes at an outpatient center. Due to the low incidence of adverse events with our therapies, patients do not need to be hospitalized and monitored overnight. Instead, the patients are evaluated for any immediate infusion-related reactions and can then usually be discharged within two hours.

Our manufacturing process is illustrated below:

Our Peptide-Based Immunotherapeutic Vaccines: TPIV200 and TPIV100/110

In addition to our MultiTAA-specific T cell therapies, we are developing peptide-based immunotherapeutic vaccines that are designed to precisely target breast and ovarian cancer cells, in contrast to standard therapies for the treatment of cancer that target both cancer cells and normal cells. Our peptide vaccines are derived from naturally processed T cell-targeted antigens. We believe that our peptide vaccines are potentially effective standalone therapies but may also enhance the efficacy of other immunotherapy approaches, including our own MultiTAA-specific T cell therapies. Our multipeptide approach is fundamentally different from traditional vaccine therapies that have generally targeted a major histocompatibility complex, or MHC, class I-restricted epitope and have historically performed poorly as stand-alone treatments. We are currently evaluating TPIV200 for the treatment of breast and ovarian cancers that overexpress FRa in multiple Phase 2 clinical trials and TPIV100/110 for the treatment of breast cancers that overexpress HER2/neu in Phase 1b and Phase 2 clinical trials.

We are in the process of evaluating the peptide vaccine therapeutic products and programs to determine the future strategy and the proper allocation of our resources to best maximize stockholder value. In conjunction with this evaluation process we may de-emphasize or terminate certain vaccine therapeutic products or programs. Such strategic review and evaluations are a priority and an important part of our ongoing operations.

TPIV200 for the Treatment of FRa-Overexpressed Breast and Ovarian Cancers

FRa is overexpressed in over 80% of breast cancers and over 90% of ovarian cancers. The only treatment options for these cancers are surgery, radiation therapy and chemotherapy, creating a very important and urgent clinical need for a new therapeutic strategy. Time to recurrence is relatively short for ovarian cancer and survival prognosis is extremely poor after recurrence. In the United States alone, every year there are 22,350 new ovarian cancer diagnoses and 268,600 new breast cancer diagnoses, of which 10% are diagnoses of triple-negative breast cancer.

TPIV200 is composed of a mixture of five FRa-derived immunogenic peptides adjuvanted with low-dose granulocyte-macrophage colony-stimulating factor, or GM-CSF, and is designed to activate both the CD4+ and CD8+ T cell compartments in order to activate a patient’s T cells against the targets. Recent developments in immunology suggest that both CD4+ and CD8+ activation support a robust immune response.

Clinical Development

Phase 1 Clinical Trial in Advanced Breast and Ovarian Cancer

In this Phase 1 clinical trial, completed by Mayo Clinic in 2015, 21 patients with advanced breast or ovarian cancer who had undergone standard surgery and adjuvant treatment were treated with one cycle of cyclophosphamide, followed by intradermal vaccination of TPIV200 on day one of a 28-day cycle for a maximum of six vaccination cycles. In the trial, 20 of 21 patients generated T cell responses. These responses developed slowly over the course of the vaccination cycles, with a median time to maximal immunity of five months. Over 90% of patients developed robust and durable antigen-specific immune responses against FRa without regard for HLA type, which aligns with the intended mechanism of action of the vaccine, and 89% of the patients responded to multiple epitopes included in the TPIV200 vaccine, with most patients demonstrating T cell immunity to three or more epitopes. Further, all 16 patients in the observation stage generated T cell responses that lasted over six months.

TPIV200 was well-tolerated, with only one Grade 3 drug-related adverse event. In a two-year patient follow-up analysis, the 10 enrolled ovarian cancer patients had longer median progression-free survival time of 528 days than the 313 days historically reported for the standard-of-care chemotherapy treatment. All patients were alive at the final follow-up. None of the 7 breast cancer patients had experienced a recurrence.

Phase 2 Clinical Trials in Triple-Negative Breast Cancer

Triple-negative breast cancer is one of the most difficult cancers to treat and represents a clear unmet medical need. With the support of a $13.3 million grant from the Department of Defense, the Mayo Foundation is conducting a 280-patient Phase 2 clinical trial of TPIV200 in patients with triple-negative breast cancer, which began enrolling patients in late 2017 and is still recruiting patients.

On June 21, 2016, we announced the initiation of a randomized four-arm Phase 2 trial of TPIV200 for the treatment of patients with Stage 1 to Stage 3 triple-negative breast cancer who have completed initial surgery and chemo/radiation therapy. This open-label, 80-patient clinical trial is designed to evaluate dosing regimens, pre-treatment, efficacy and immune responses. In the trial, we are evaluating a high dose and a low dose of TPIV200, each of which will be tested both with and without cyclophosphamide prior to vaccination. To date, there have been no drug-related serious adverse events reported. Based on a preliminary analysis of 34 patients enrolled in the triple negative breast cancer trial as of September 30, 2019, 31 patients showed meaningful immune response to vaccine treatment. These data are subject to final review by independent biostatistical analysis. As of September 30, 2019, 16 of the 80 patients treated have shown disease progression following treatment with TPIV200.

Phase 2 Clinical Trial in Platinum-Sensitive Ovarian Cancer

A Phase 2 trial, which we sponsored, of TPIV200 in platinum-sensitive ovarian cancer patients (FRV-004) was initiated in January 2017. The trial is a multi-center double-blind efficacy study designed to evaluate TPIV200 compared to GM-CSF alone in a randomized, placebo-controlled fashion during the first maintenance period after primary surgery and chemotherapy. Multiple clinical sites enrolled approximately 120 patients. Safety and interim efficacy has been reviewed by independent data and safety monitoring board, or DSMB.

In November 2019 we announced the discontinuation of this trial of TPIV200 based on an unblinded review of interim results from the trial conducted by the DSMB. Although the DSMB did not express any safety concerns with respect to TPIV200, we elected to suspend the trial because it did not meet the threshold for probability of clinical benefit based upon our pre-specified criteria.

Phase 2 Clinical Trial in Combination With Durvalumab for Patients with Ovarian Cancer

On April 21, 2016, we announced our participation in an ovarian cancer trial sponsored by Memorial Sloan Kettering Cancer Center, or MSKCC, in collaboration with AstraZeneca Pharmaceuticals in ovarian cancer patients who are not responsive to platinum, a commonly used chemotherapy for ovarian cancer. This open-label Phase 2 trial of TPIV200 in 40 patients is designed to evaluate the effects of combination therapy with AstraZeneca’s checkpoint inhibitor durvalumab (anti-PD-L1). Interim results from the first 27 patients were presented at the AACR-Rivkin Symposium in September 2018; safety of the combination was shown in these heavily pretreated patients and a subset of patients exhibited durable disease stabilization. Objective response rate and progression-free survival with combination treatment was not superior from the expected efficacy of durvalumab as a monotherapy. However, post-immunotherapy follow-up was suggestive of improved clinical benefit from standard therapies, as the majority of patients’ post-progression went on to receive subsequent standard therapy with durable clinical benefit, creating a rationale for exploration of these agents in combination with chemotherapy. Although we have no business relationship with AstraZeneca, we paid for half of the costs of this trial, in addition to providing TPIV200.

TPIV 100/110 for the Treatment of HER2/neu-Overexpressed Breast Cancers

HER2/neu amplification/overexpression results in an effective therapeutic target in breast and gastric cancer. Over-expressed HER2 is detected predominantly in malignancies of epithelial origin, such as breast, gastric, esophageal, colorectal, salivary gland, pancreatic, epithelial ovarian, endometrial, and bladder carcinomas, as well as gallbladder and extrahepatic cholangiocarcinomas. HER2 is over-expressed in approximately 25% of breast cancers and its expression is associated with unfavorable pathologic features and aggressive disease if not treated with targeted therapies, relative to other forms of breast cancer. While the outcome of patients with HER2 positive breast cancer has significantly improved in the past few decades with an advent of anti-HER2 therapies, a substantial number of resected patients with all types of breast cancer subsequently develop metastatic disease. The continued prevalence of these cancers represents a high unmet medical need, justifying the targeted development of immunotherapeutic strategies.

We have added a MHC class I-restricted peptide, which we licensed from the Mayo Foundation on April 16, 2012, to the four MHC class II-restricted peptides present in TPIV100, resulting in TPIV 110 after the five peptides are mixed with GM-CSF. We have amended the existing IND to incorporate the fifth peptide and will use TPIV110 in future trials with the goal of producing an even more robust vaccine activating both CD4+ (helper) and CD8+ (killer) T cells.

On June 7, 2016, we announced that we had exercised our option agreement with Mayo Foundation and signed a worldwide license agreement to TPIV100. The license gives us the right to develop and commercialize the technology in any cancer indication in which the HER2/neu antigen is overexpressed. As part of this agreement, the IND for the HER2/neu Phase 1 trial was transferred from Mayo Foundation to us for Phase 2 clinical trials of TPIV100. See “—Mayo Foundation for Medical Education and Research Relationships—Mayo HER2/neu License.”

Clinical Development

Phase 1 Clinical Trials in HER2/neu+ Breast Cancer

In the Phase 1 trial of 20 patients conducted at the Mayo Clinic, TPIV100 was well tolerated. Nineteen of the twenty evaluable patients showed robust T-cell immune responses to the antigens in the vaccine. An additional secondary endpoint incorporated into this trial was a two-year follow-on recording the time to disease recurrence in the participating breast cancer patients.

On March 14, 2017, we announced that our partners at the Mayo Clinic received a $3.8 million grant from the Department of Defense to conduct a Phase 1b trial of TPIV100 in ductal carcinoma in situ, or DCIS, an early form of breast cancer. We are working closely with the Mayo Foundation on this clinical trial by providing clinical and manufacturing expertise, as well as providing GMP vaccine formulations under contract. The trial is expected to enroll 40 – 45 women with DCIS and commenced such enrollment during the first quarter of 2019. If the trial is successful and subject to receiving marketing approval from the FDA, we believe that TPIV100 may eventually augment or even replace standard surgery and chemotherapy, and potentially could become part of a routine immunization schedule for preventing breast cancer in healthy women.

Phase 2 Clinical Trials in HER2/neu+ Breast Cancer

On October 10, 2018, we announced that the Mayo Clinic had been awarded a grant of $11 million from the Department of Defense intended to cover the costs of a large randomized, double-blind Phase 2 trial of TPIV100. We are working closely with the Mayo Foundation on this clinical trial by providing clinical and manufacturing expertise, as well as providing GMP vaccine formulations under contract. In this trial, 190 patients will be randomized, in a 2:1 fashion, to receive TPIV100 plus maintenance ado-trastuzumab emtansine, or T-DM1, or maintenance T-DM1with placebo plus GM-CSF. \The trial will evaluate whether the administration of vaccine during T-DM1 maintenance therapy in patients with residual disease post-neoadjuvant chemotherapy effectively blocks disease recurrence and the development of metastatic breast cancer. By prevention of recurrence and metastasis, the expectation is that mortality associated with breast cancer will be decreased.

Manufacturing

Our current manufacturing strategy is to contract with BCM and other third parties to manufacture our MultiTAA-specific T cell therapies, as well as the raw materials, our active pharmaceutical ingredients, or APIs, and finished solid dose products for our peptide vaccines for clinical and ultimately commercial uses. We currently do not operate any manufacturing facilities for clinical or commercial production of our drug candidates. In addition, we expect to continue to rely on third parties for the manufacture of our clinical and commercial supply of MultiTAA-specific T cells, and of the raw materials, API and finished drug product for our peptide vaccines. Of note, we anticipate that product manufacturing of MultiTAA-specific T cell therapies in support of Phase 1 and early Phase 2 clinical trials will be conducted at BCM within its GMP cell manufacturing facility. However, in 2020 we will initiate a technology transfer process to a manufacturing facility capable of supplying commercial grade clinical products.

In this manner, we expect to continue to build and maintain our supply chain and quality assurance resources.

Our supply chain for manufacturing raw materials, API, peptide vaccines and MultiTAA-specific T cell therapies ready for distribution and commercialization is a multi-step process. Establishing and managing the supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships.

We contract with third parties to manufacture our peptide vaccines and MultiTAA-specific T cell therapies for clinical purposes. Third-party manufacturers supply us with raw materials for the peptide vaccines, and other third-party manufacturers convert these raw materials into API or convert the API into final dosage form. For most of our peptide vaccine candidates, once our raw materials are produced, we rely on different third parties to manufacture the API, to make finished drug product and to lyophilize, package and label the finished product. While we currently have focused on single vendors for manufacturing of peptide, formulation development, and lyophilization and vialing, we have access to numerous other vendors, if required. Similarly, BCM is currently the sole manufacturer of our MultiTAA-specific T cell therapies.

In November 2019, we announced that the FDA placed our planned Phase 2 clinical trial of our MultiTAA-specific T cell therapies for the treatment of post-transplant AML on clinical hold. The FDA requested additional information and technical specifications for two legacy reagents supplied by third parties used in the MultiTAA-specific T cell manufacturing process. The technical specifications and data requested by the FDA could not be produced by the original suppliers. We identified alternative suppliers, and the FDA permitted us to initiate a safety lead-in portion of the trial but placed a partial hold on the trial for the use of the MultiTAA-specific T cell product manufactured using one of the reagents supplied by the alternative supplier until the final data and certificate of analysis for the reagent are reviewed and accepted by the FDA. We currently estimate that the alternative supplier will deliver the final reagent, along with the final data and certificate of analysis required by the FDA, by the end of the second quarter of 2020.

Competition

Our drug discovery, development and ultimate commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies that are pursuing pharmaceuticals which are competitive with our drug candidates. Our product candidates may compete with product candidates from a number of companies, which are developing various types of similar in vivo T-cell immunotherapies and therapeutic cancer vaccines to treat cancer, including: Advaxis Inc., Genzyme Molecular Oncology, Immune Design, Oncothyreon, Celldex, BN Immunotherapeutics, Immunocellular, SELLAS Life Sciences Group, Inc. (formerly) Galena BioPharma, Antigen Express, Transgene S. A., and Bavarian Nordic. In addition, other adoptive T-cell therapies, monoclonal antibodies and checkpoint inhibitors also provide competition in the oncology space. In these areas, competitors include Iovance, Immatics, Torque Therapeutics, Tessa Therapeutics, AdaptImmune, Mana Therapeutics, Bluebird Bio, Cellectis, Cell Medica, Juno Therapeutics/Celgene/Bristol Myers Squibb, Kite Pharma/Gilead, Novartis, Roche Pharmaceuticals, Merck & Co, AstraZeneca plc and Medimmune, LLC. We believe that our non-engineered T cells therapy and our in vivo T-cell therapy approaches will be synergistic and may improve therapies being developed by these competitors.

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

BCM Exclusive License Agreement

On March 16, 2018, we entered into an exclusive license agreement, or the BCM License Agreement, with BCM, under which we received a worldwide, exclusive license to BCM’s rights in and to certain intellectual property rights, including European patent EP 2470644 (estimated expiration date August 24, 2030), to develop and commercialize MultiTAA-specific T cell product candidates.

Exclusive License to BCM’s Subject Technology:

1. “Generation of CTL Lines with Specificity Against Multiple Tumor Antigens or Multiple Viruses”

2. “Pepmixes to Generate Multiviral CTLs with Broad Specificity”

3. “Immunogenic Antigen Identification from a Pathogen and Correlation to Clinical Efficacy”

In partial consideration for the exclusive rights granted under the BCM License Agreement, Marker Cell Therapy, Inc., an entity that is now our wholly owned subsidiary, issued shares of its common stock to BCM valued at approximately $5.0 million at the time of issuance. Such initial equity issuance was exchanged into merger consideration of 1,490,813 shares of our common stock and warrants to acquire 540,643 shares of our common stock in connection with the merger we completed in October 2018. Additional consideration includes a royalty paid on net sales by us to BCM according to the royalty schedule in the BCM License Agreement. The royalty fee schedule is based on aggregate net sales in four different ranges: (1) less than $500 million, (2) $500 million to $1.0 billion, (3) $1.0 billion and over, and (4) $2.0 billion and over. The corresponding royalty percentages range from 0.65% to 5.0% - increasing in proportion to the aggregate net sales. The royalty fee may be reduced in the event that we must pay additional royalties with respect to third-party owned patent rights or technology necessary for the use, manufacture or sale of a licensed product. We also agreed to pay BCM up to an aggregate of $64.85 million in milestone payments upon the occurrence of nine particular milestones relating to completion of the first dosing in clinical trials for a first and second distinct product, receipt of approval from the FDA and the achievement of certain net sales goals. We are also responsible for sublicensing fees. In addition, under the BCM License Agreement, we are responsible for reimbursing BCM for patent-related expenses. BCM is responsible for filing, prosecuting and maintaining all patent applications and patents included in the licensed patent rights, and we have agreed to reimburse BCM for all such related legal costs incurred after the date of the BCM License Agreement, except such legal costs shall be reduced on a pro-rata basis on a patent or patent application basis should BCM license such patent or patent application in additional fields of use to any third party.

In addition, upon a liquidity event (as defined in the BCM License Agreement) of the Company, BCM will receive a liquidity incentive payment of 0.5% of the liquidity event proceeds (as defined in the BCM License Agreement).

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

Unless terminated sooner, the license will expire on a licensed product-by-product basis and country-by-country basis, on the later of (1) the date of expiration of the last valid claim of patent rights to expire that covers the sale of such licensed product in such country, or (2) the first date following the tenth anniversary of the first commercial sale of first licensed product by us in such country. After such expiration, but not termination, the licenses granted to us shall survive and become a perpetual, paid-in-full license in such country with respect to such licensed product.

We have the right in our sole discretion to terminate the BCM License Agreement upon 60 days’ written notice to BCM. BCM has the right to terminate the agreement upon material default or failure of us of our overall obligation to perform any of the terms, covenants or provisions of the license agreement, including failure to make timely payment, taken as a whole, and which default or failure remains uncured thirty days after written notice from BCM of such material default or failure to correct such default or failure. Notwithstanding the foregoing, if a material default or failure is not susceptible to cure within the 30-day cure period, BCM’s right to terminate shall be suspended if, and for so long as, (1) we have provided BCM with a written plan that is reasonably calculated to effect a cure, (2) such plan is reasonably acceptable to BCM, in its sole but reasonable discretion, and (3) we commit to and do carry out such plan; provided, however, that, unless mutually agreed to by the parties in such plan, such suspension of BCM’s right to terminate shall not extend beyond 60 days after the original cure period. In addition, either party’s right to terminate the license agreement shall be tolled for so long as dispute resolution procedures are being pursued by the allegedly breaching party in good faith, and if it is finally and conclusively determined that the allegedly breaching party is in material breach, then the breaching party shall have the right to cure within 30 days after such determination. BCM also has the right to terminate the agreement if we shall (1) become involved in insolvency, dissolution, bankruptcy or receivership proceedings affecting the operation of our business, (2) make an assignment of all or substantially all of our assets for the benefit of creditors, or (3) if a receiver or trustee is appointed for us and we, after the expiration of 30 days following any of the enumerated events, are unable to secure a dismissal, stay or other suspension of such proceedings.

In the event of termination of the BCM License Agreement, but not expiration, all rights to the subject technology and patent rights thereunder shall revert to BCM, except to the extent necessary to exercise any surviving right or license thereunder. We may sell any licensed products actually in our possession at the effective date of termination, provided that we continue to pay to BCM royalties on all such sales in accordance with the license agreement, otherwise comply with the terms of the license agreement and sell all such licensed products within six months after the effective date of the termination.

In furtherance of the BCM License Agreement and as contemplated by the terms thereof, we have entered into a Sponsored Research Agreement, or the SRA, with BCM, which provides for the conduct of research for us by credentialed personnel at BCM’s Center for Cell and Gene Therapy. The SRA, as amended, terminates on January 31, 2021. Pursuant to the amended SRA, we have agreed to pay BCM $54,000 in each of 2020 and 2021. We previously paid a total of $250,000 to BCM during the first two years of the SRA.

We will need to enter into additional agreements with BCM with respect to a strategic alliance to advance pre-clinical research, early stage clinical trials, and Phase 2 clinical trials with respect to our product candidates, as well as continued access to our clinical data, and product manufacturing and support, including personnel and space at the institution for the foreseeable future.

Mayo Foundation for Medical Education and Research Relationships

We have exclusively licensed the intellectual property for our TPIV100/110 HER2/neu breast cancer vaccine and TPIV200 folate receptor alpha vaccine product candidates from the Mayo Foundation for Medical Education and Research, or the Mayo Foundation.

As part of our business strategy, we establish business relationships, including collaborative arrangements, with other companies and medical research institutions to assist in the clinical development of certain of our drugs and drug candidates and to provide support for our research programs.

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

Mayo Patent & Know-How License

On March 25, 2012, we entered into a Patent & Know-How License Agreement with the Mayo Foundation pursuant to which we licensed certain intellectual property rights from the Mayo Foundation for the development and commercialization of certain products, methods and processes property relating to a proprietary HER2/neu technology.

The Mayo Foundation granted us a license (with a right to sublicense) on a worldwide basis to make, sell and use products for prophylactic and therapeutic use. This license is an exclusive license for products that are based on the licensed intellectual property and non-exclusive for products that are based on Mayo Foundation know–how and materials. The intellectual property licensed includes U.S. patents 9,814,767 (estimated expiration date February 15, 2033) and 10,117,919 (estimated expiration date February 15, 2033) and European patent 2814836 (estimated expiration date February 15, 2033).

Under this agreement, and subject to certain exceptions, we are responsible for, among other things, developing the technology under the Patent Rights to bring Licensed Products (as defined in the agreement) to market and costs of filing, prosecution and maintenance of the Patent Rights. Mayo Foundation controls the prosecution and maintenance of the Patent Rights in consultation with us.

The Mayo Foundation granted this license in exchange for an upfront payment of $250,000 that we paid in three installments. In addition to the upfront payment, we are to pay an annual license maintenance fee, milestone fees, royalty fees (which will be subject to a minimum annual royalty fee once royalty fees are due), a percentage of sublicense income (if applicable), and a $2,000,000 diligence fee if we fail to initiate a Phase 2 clinical trial for a Licensed Product prior to the eighth anniversary of the agreement.

We have agreed to indemnify and hold Mayo Foundation harmless from any damages caused as a result of (1) the practice or exercise of any rights and assignments granted pursuant to the agreement by or on behalf of us, any affiliate, or any sub-licensee; (2) research, development, design, manufacture, distribution, use, sale, importation, exportation or other disposition of Licensed Products; (3) our, any affiliates, or any sub-licensee’s act or omission; and (4) third party suits for patent infringement involving a Licensed Product.

The term of this agreement runs from March 25, 2012 until the date of the last to expire of the Valid Claims (as defined in the agreement), provided that Mayo Foundation may terminate the agreement if, among other matters, (1) 45 days after providing us with notice of a material breach of this agreement, we fail to cure such breach, (2) we fail to initiate a Phase 3 clinical trial for a Licensed Product prior to the tenth anniversary of the agreement, and (3) we cease to conduct business in the normal event of operations or become insolvent or bankrupt. We may voluntarily terminate the agreement at any time upon written notice to Mayo Foundation.

Mayo HER2/neu License

On May 4, 2016, we entered into a License and Assignment Agreement with Mayo Foundation, or the Mayo Foundation HER2/neu License, pursuant to which we licensed certain intellectual property rights from the Mayo Foundation for the development and commercialization of certain products, methods and processes property relating to any cancer indication in which the HER2/neu antigen is overexpressed. The Mayo Foundation HER2/neu License resulted from our exercise of an option that was issued pursuant to a Technology Option Agreement that we entered into with the Mayo Foundation on May 25, 2010.

The Mayo Foundation granted us a license (with a right to sublicense) on a worldwide basis to make, sell and use products for therapeutic use against breast, ovarian, lung and any other cancers that overexpress HER2/neu antigens. This license is an exclusive license for products that are based on the licensed intellectual property and non-exclusive for products that are based on Mayo Foundation know–how and materials. The intellectual property licensed includes European patent 2215111 (estimated expiration date October 30, 2028).

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

The Mayo Foundation granted this license in exchange for an initial payment of $300,000. The Mayo Foundation assigned to us IND #14749, and we assumed all responsibility and liability for this investigational new drug application. In addition to the initial payment, we are to pay an annual license maintenance fee, milestone fees, royalty fees (which will be subject to a minimum annual royalty fee once royalty fees are due) and, if applicable, a percentage of sublicense income.

We have agreed to indemnify and hold Mayo Foundation harmless from any damages caused as a result of (1) the practice or exercise of any rights and assignments granted pursuant to the agreement by or on behalf of us or any sub-licensee; (2) research, development, design, manufacture, distribution, use, sale, importation, exportation or other disposition of Licensed Products; (3) our or any sub-licensee’s act or omission, including negligence or willful misconduct; and (4) third party suits for patent infringement involving a Licensed Product.

The term of this agreement runs from May 4, 2016 until the date of our last obligation to make payments under the agreement, provided that Mayo Foundation may terminate the agreement if, among other matters, (1) 30 days after providing us with notice of a material breach of this agreement, we fail to cure such breach, (2) 90 days after providing us with written notice, we fail to meet either of the following diligence events (a) initiate a Phase 2 clinical trial for a Licensed Product prior to the second anniversary of the agreement and, once initiated, keep current on all of our Phase 2 funding obligations and (b) initiate a Phase 2b or 3 clinical trial for a Licensed Product prior to the fifth anniversary of the agreement, (3) we fail to make a sale of a Licensed Product by May 4, 2026, and (4) we cease to conduct business in the normal event of operations or become insolvent or bankrupt. We may voluntarily terminate the agreement at any time upon written notice to Mayo Foundation.

Mayo Folate Receptor Alpha License

On July 21, 2015, we entered into a License and Assignment Agreement with Mayo Foundation, or the Mayo Foundation FRa License, pursuant to which we licensed certain intellectual property rights from the Mayo Foundation for the development and commercialization of certain products, methods and processes property relating to a Folate Receptor Alpha immunotherapeutic vaccine comprised of a set of unique peptide epitopes targeting breast, lung and ovarian cancer. The Mayo Foundation FRa License resulted from our exercise of an option that we acquired from Ayer Special Situations Fund I, LP, or Ayer, that was issued pursuant to a Technology Option Agreement that Ayer entered into with the Mayo Foundation on March 19, 2014.

The Mayo Foundation granted us a license (with a right to sublicense) on a worldwide basis to make, sell and use products for therapeutic use against breast, ovarian, lung and other cancers that overexpress Folate Receptor Alpha. This license is an exclusive license for products that are based on the licensed intellectual property and non-exclusive for products that are based on Mayo Foundation know–how and materials. The intellectual property that is licensed includes US patents 8,486,412 (estimated expiration date April 3, 2029), 8,858,952 (estimated expiration date March 10, 2031), 9,243,033 (July 10, 2027) and 9,915,646 (estimated expiration date June 1, 2027).

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

The Mayo Foundation granted this license in exchange for an initial upfront payment of $350,000. The Mayo Foundation assigned to us IND # 14546, and we assumed all responsibility and liability for this investigational new drug application. In addition to the initial upfront payment, we are to pay additional upfront payments, an annual license maintenance fee, milestone fees, royalty fees (which will be subject to a minimum annual royalty fee once royalty fees are due), and, if applicable, a percentage of sublicense income.

We have agreed to indemnify and hold Mayo Foundation harmless from any damages caused as a result of (1) the practice or exercise of any rights and assignments granted by the Mayo Foundation FRa License by or on behalf of us or any sub-licensee; (2) research, development, design, manufacture, distribution, use, sale, importation, exportation or other disposition of Licensed Products; (3) our or any sub-licensee’s act or omission, including negligence or willful misconduct; and (4) third party suits for patent infringement involving a Licensed Product.

The term of this agreement runs from July 21, 2015 until the date of our last obligation to make payments under this agreement, provided that the Mayo Foundation may terminate this agreement if, among other matters, (1) 30 days after providing us with notice of a material breach of this agreement, we fail to cure such breach, (2) 90 days after providing us with written notice, we fail to meet either of the following diligence events (a) initiate a Phase 2 clinical trial for a Licensed Product prior to the 2nd anniversary of the Mayo Foundation FRa License and, once initiated, keep current on all of our Phase 2 funding obligations and (b) initiate a Phase 2b or 3 clinical trial for a Licensed Product prior to the 5th anniversary of the Mayo Foundation FRa License, (3) we fail to make a sale of a Licensed Product by July 21, 2025 and (4) we cease to conduct business in the normal event of operations or become insolvent or bankrupt. We may voluntarily terminate the Mayo Foundation FRa License at any time upon written notice to Mayo Foundation.

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

To achieve this objective, a strategic focus for us has been to identify and license key patents and patent applications that serve to enhance our intellectual property and technology position. Currently, all of our MultiTAA-specific T cell intellectual property rights are licensed from BCM. Our intellectual property portfolio currently includes patent applications having: (1) claims directed to methods of generating multi-antigen specific T cell products; and (2) claims directed to therapeutic uses of such multi-antigen specific T cell products. We believe our patent portfolio, together with our efforts to develop and patent next-generation technologies, provides us with a substantial intellectual property position. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties.

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

We currently have a number of issued and pending patents covering composition of matter of our PolyStart technology including: U.S. 9,364,523 (estimated expiration date March 17, 2035); U.S. 9,655,956 (estimated expiration date March 17, 2035); U.S. 9,988,643 (estimated expiration date March 17, 2035); and U.S. 10,030,252 (estimated expiration date March 17, 2035)

The effect of the issued United States patents is that they provide us with patent protection for the claims covered by the patents. While the expiration of a product patent normally results in a loss of market exclusivity for the covered product or product candidate, commercial benefits may continue to be derived from: (1) later-granted patents on processes and intermediates related to the most economical method of manufacture of the active ingredient of such product; (2) patents relating to the use of such product; (3) patents relating to novel compositions and formulations; and (4) in the United States and certain other countries, market exclusivity that may be available under relevant law. The effect of patent expiration on our product candidates also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

Our pending patent applications cover a range of technologies, including specific embodiments and applications for treatment of various medical indications, improved application methods and adjunctive utilization with other therapeutic modalities. The coverage claimed in a patent application can be significantly reduced before the patent is issued. Accordingly, we do not know whether any of the applications we will acquire, or license will result in the issuance of patents, or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications are maintained in secrecy for a period of eighteen months and U.S. patent applications filed prior to November 29, 2000 are not disclosed until such patents are issued, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in opposition proceedings in a foreign patent office, or for United States patent applications filed before March 16, 2013, in interference proceedings declared by the United States Patent and Trademark Office, or the USPTO, to determine priority of invention, or in United States inter partes review or post-grant review procedures, any of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

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

Trademarks

We currently have pending with the USPTO applications for registration of the trademarks POLYSTART and “Marker Therapeutics.” We currently have the trademark “TapImmune” registered with the USPTO. We also have rights to use other names essential to our business. Federally registered trademarks have a perpetual life if they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value to us.

We believe that our patents, the protection of discoveries in connection with our development activities, our proprietary products, technologies, processes and know-how and all our intellectual property are important to our business. There can be no assurance that any of our patents, licenses or other intellectual property rights will afford us any protection from competition.

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation;

•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;

•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;

•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and

•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•	Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•	Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•	Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so- called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies.

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 postmarket studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

The regenerative medicine advanced therapy, or RMAT, designation is intended to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

Fast track designation, breakthrough therapy designation, priority review, accelerated approval, and RMAT designation do not change the standards for approval but may expedite the development or approval process.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

•	product seizure or detention, or refusal of the FDA to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, recent government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate impact, implementation, and impact of the BPCIA is subject to significant uncertainty.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent; HIPAA, which created additional federal criminal statutes which prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters, and which, as amended by HITECH, also imposes certain requirements on HIPAA covered entities and their business associates relating to the privacy, security and transmission of individually identifiable health information; the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the federal government, information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. In addition, certain states require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and certain states and local jurisdictions require the registration of pharmaceutical sales representatives. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product. No regulatory authority has granted approval for a personalized cancer immunotherapy based on a vaccine approach, and there is no model for reimbursement of this type of product.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions of particular importance to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There remain judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and has implemented others under its existing authority. While some measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Human Resources

Employees

As of December 31, 2019, we had 28 full-time employees. There were 18 in research, development and clinical and 10 were in finance, legal, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We are a clinical-stage immunotherapy company with a history of losses, and we may always operate at a loss. We expect that we will continue to operate at a loss throughout our development stage, and as a result, we may exhaust our financial resources and be unable to complete the development of our product candidates. We anticipate that our ongoing operational costs will increase significantly as we continue conducting our clinical development program. Our deficit will continue to grow during our drug development period. We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities depends upon our successful efforts to raise additional financing.

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. As of December 31, 2019, we had an accumulated deficit of $327.5 million since inception. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary product candidates and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or do not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

Our future success is highly dependent upon our key personnel, and our ability to attract, retain, and motivate additional qualified personnel.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific, and medical personnel and consultants, including Peter Hoang, our President and Chief Executive Officer, Juan Vera, M.D., our Chief Development Officer, and Mythili Koneru, M.D., Ph.D. our Chief Medical Officer as well as others. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm to our business. We have a priority to quickly train additional qualified scientific and medical personnel to ensure the ability to maintain business continuity. Any delays in training such personnel could delay the development, manufacture, and clinical trials of our product candidates.

Our ability to attract and retain highly skilled personnel is critical to our operations and expansion. We face competition for these types of personnel from other biotechnology companies and more established organizations, many of which have significantly larger operations and greater financial, technical, human and other resources than us. We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms, or at all. If we are not successful in attracting and retaining these personnel, or integrating them into our operations, our business, prospects, financial condition and results of operations will be materially adversely affected. In such circumstances, we may be unable to conduct certain research and development programs, unable to adequately manage our clinical trials and development of our product candidates, and unable to adequately address our management needs.

Our strategic relationship with Baylor College of Medicine, or BCM, is dependent, in part, upon our relationship with key medical and scientific personnel and advisors.

Our MultiTAA-specific T cell therapy has been developed through our collaboration with the Center for Cell and Gene Therapy at BCM, founded by Malcolm K. Brenner, M.D., Ph.D., a recognized pioneer in immuno-oncology. In addition to Dr. Brenner, Our founders include Juan Vera, M.D., Ann Leen, Ph.D., Helen Heslop, M.D., DSc (Hon) and Cliona Rooney, Ph.D., who all have significant experience in this field and are all affiliated with the Center for Cell and Gene Therapy at BCM. Dr. Vera is our Chief Development Officer. In addition, Dr. Brenner, Dr. Heslop and Dr. Rooney have joined our Scientific Advisory Board.

Our strategic relationship with BCM is dependent, in part, on our relationship with these key employees and advisors, and in particular Dr. Vera, who is also employed with the Center for Cell and Gene Therapy at BCM. If we lose Dr. Vera, or if he leaves his position at BCM, our relationship with BCM may deteriorate, and our business could be harmed.

We, and certain of our key medical and scientific personnel, will need additional agreements in place with BCM to expand our development, manufacture, and clinical trial efforts.

Although we have an exclusive license agreement with BCM under which we received a worldwide, exclusive license to BCM’s rights in and to three patent families to develop and commercialize the MultiTAA-specific T cell product candidates, we will need to enter into additional agreements with BCM with respect to (i) a strategic alliance to advance pre-clinical research, early stage clinical trials, and Phase 2 clinical trials with respect to our product candidates, as well as continued access to our clinical data, and (ii) product manufacturing and support, including personnel and space at the institution for the foreseeable future. Any delays in entering into new strategic agreements with BCM related to our product candidates could delay the development, manufacture, and clinical trials of our product candidates.

The multiple roles of certain of Dr. Vera, our Chief Development Officer, and John Wilson, our director, could limit their time and availability to us, and create, or appear to create, conflicts of interest.

Dr. Vera is a co-founder and member of Allovir Inc., or Allovir. Allovir is owned by the same principal stockholder group as us prior to our merger with TapImmune, Inc. and has technology which is being developed under a license agreement with BCM by the same research group at BCM. Allovir is a clinical-stage biopharmaceutical company that is investigating and developing virus-specific T cell therapy technology for the prevention and/or treatment of viral infections. Accordingly, Dr. Vera may have other commitments that would, at times, limit his availability to us. Other research being conducted by Dr. Vera may, at times, receive higher priority than research on our programs, which may, in turn, delay the development or commercialization of our product candidates.

In addition, John Wilson is a co-founder, member and director of Allovir and is a director of our company. Both of these individuals have certain fiduciary or other obligations to us and certain fiduciary or other obligations to Allovir and, in the case of Dr. Vera to BCM. Such multiple obligations may in the future result in a conflict of interest with respect to presenting other potential business opportunities to us or to Allovir. A conflict of interest also may arise concerning the timing of the parties’ planned and ongoing clinical trials, investigational new drug application filings and the parties’ opportunities for marketing their respective product candidates. In addition, they may be faced with decisions that could have different implications for us than for Allovir. Consequently, there is no assurance that these members of our board and management will always act in our best interests in all situations should a conflict arise.

We have not yet sold any products or received regulatory approval to sell any product candidates.

We have no approved products or product candidates pending approval. As a result, we have not derived any revenue from the sales of products and have not yet demonstrated ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. Without revenue, we can only finance our operations through debt and equity financings.

Product development involves a lengthy and expensive process with an uncertain outcome, and results of earlier pre-clinical and clinical trials may not be predictive of future clinical trial results.

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of pre-clinical testing and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients in a single academic clinical site for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications at multiple sites to verify the results obtained to date and to support any regulatory submissions for further clinical development of our product candidates. Our assumptions related to our product candidates, such as with respect to lack of toxicity and manufacturing cost estimates, are based on early limited clinical trials and current manufacturing processes at BCM and may prove to be incorrect. In addition, the initial estimates of the clinical cost of development may prove to be inadequate, particularly if clinical trial timing or outcome is different than predicted or regulatory agencies require further testing before approval. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our product candidates.

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

We, or our regulators, may suspend or terminate our clinical trials for a variety of reasons. For example, in the fourth quarter of 2019, the FDA placed a clinical hold on our IND with respect to our MultiTAA-specific T cell therapy for the treatment of patients with post-transplant AML. The FDA requested additional information regarding certain quality and technical specifications for two reagents supplied by third party vendors that are used in our manufacturing process but not present in the final product infused to patients. In February 2020, we announced that the FDA lifted the clinical hold, permitting us to initiate a Phase 2 clinical trial with a safety lead-in portion but placed a partial clinical hold on the trial for the use of the MultiTAA-specific T cell product manufactured using one of the reagents supplied by the alternative supplier until the final data and certificate of analysis for the reagent are reviewed and accepted by the FDA. We currently estimate that the alternative supplier will deliver the final reagent, along with the final data and certificate of analysis required by the FDA, by the end of the second quarter of 2020, thereby satisfying the requirements for lifting the partial hold on the clinical trial. However, FDA may not agree that our response addresses all of their concerns and the clinical hold may remain in place and further delay the initiation of the trial.

We may voluntarily suspend or terminate our clinical trials at any time if we believe they present an unacceptable risk to the patients enrolled in our clinical trials or do not demonstrate clinical benefit. For example, in November 2019 we elected to suspend our Phase 2 clinical trial of TPIV200 for the treatment of platinum-sensitive advanced ovarian cancer based on an unblinded review of interim results conducted by an independent Data and Safety Monitoring Board, or DSMB. Although the DSMB did not express any safety concerns with respect to TPIV200, we elected to suspend the trial because it did not meet the threshold for probability of clinical benefit based upon our pre-specified criteria. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

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

Successful development of biopharmaceuticals is highly uncertain and depends on numerous factors, many of which are beyond our control. Immunotherapies that appear promising in the early phases of development may fail to reach the market for several reasons including:

•	clinical study results that may show the immunotherapy to be less effective than expected (e.g., the study failed to meet its primary endpoint) or to have unacceptable side effects;

•	failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis, or BLA preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues;

•	manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the immunotherapy uneconomical; and

•	the proprietary rights of others and their competing products and technologies that may prevent the immunotherapy from being commercialized.

Success in preclinical and early clinical studies does not ensure that large-scale clinical trials will be successful. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. The length of time necessary to complete clinical studies and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one immunotherapy to the next and may be difficult to predict.

Even if we are successful in getting market approval, commercial success of any of our product candidates will also depend in large part on the availability of coverage and adequate reimbursement from third-party payors, including government payors such as the Medicare and Medicaid programs and managed care organizations, which may be affected by existing and future health care reform measures designed to reduce the cost of health care. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other health care payors were not to provide adequate coverage and reimbursement levels for any of our products if approved, market acceptance and commercial success would be reduced.

In addition, if one of our products is approved for marketing, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current Good Manufacturing Practices, or cGMPs, and current Good Clinical Practices or cGCPs for any clinical trials that we conduct post-approval. In addition, there is always the risk that we or a regulatory authority might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates’ post-market approval could have a material adverse effect on our business, financial condition and results of operations.

It may take longer and cost more to complete our clinical trials than we project, or we may not be able to complete them at all.

For budgeting and planning purposes, we have projected the dates for the commencement, continuation, and completion of our various clinical trials. However, a number of factors, including scheduling conflicts with participating clinicians and clinical institutions, difficulties in identifying and enrolling patients who meet trial eligibility criteria, and competition for such eligible patents from other clinical trials, may cause significant delays. We may not commence or complete clinical trials involving any of our product candidates as projected or may not conduct them successfully.

For example, the FDA placed a partial clinical hold on our Phase 2 trial in post-transplant AML for the use of the MultiTAA-specific T cell product manufactured using one of the reagents supplied by the alternative supplier until the final data and certificate of analysis for the reagent are reviewed and accepted by the FDA. While we currently estimate that the alternative supplier will deliver the final reagent, along with the final data and certificate of analysis required by the FDA, by the end of the second quarter of 2020, and that we will complete enrollment of the first three patients and submission of the final technical specifications and comparability data of the new reagents to the FDA during the second half of 2020, thereby satisfying the requirements for lifting the partial hold on the clinical trial, we cannot guarantee that we will be timely, or successful, in doing so. If we are unable to satisfy the FDA’s requirements to lift the partial hold, we will be delayed in commencing our Phase 2 trial.

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

We rely on medical institutions, academic institutions, and clinical research organizations to conduct, supervise, or monitor some or all aspects of clinical trials involving our product candidates. We may have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. If we fail to commence or complete, or experiences delays in, any of our planned clinical trials, we may experience delays in our clinical development and/or commercialization plans.

In particular, while BCM will continue to support our trials with production of MultiTAA-specific T cells under contract, we anticipate that we will have to rely on contract manufacturing organizations or CMOs or internal facilities yet to be developed for the commercial manufacture of our multi-antigen specific T cell therapy product candidates for clinical trials and eventual licensure. If they fail to commence or complete, or experience delays in, manufacturing our multi-antigen specific T cell therapy product candidates, our planned clinical trials with respect to such product candidates will be delayed, and we may experience delays in our clinical development and/or commercialization plans.

Clinical trials are expensive, time-consuming, and difficult to design and implement, and our clinical trial costs may be higher than for more conventional therapeutic technologies or drug products.

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new technologies and manufactured on a patient-by-patient basis for our MultiTAA-specific T cell product candidates we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from, Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs may be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex manufacturing and processing steps, the costs of which will be borne by us. Depending on the number of patients we ultimately enroll in our trials, and the number of trials we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidates, which would prevent or delay regulatory approval and commercialization.

The clinical trials of our product candidates are, and the manufacturing and marketing of any approved products will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex, and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological drug products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use. The risk/benefit profile required for product licensure will vary depending on these factors and may include not only the ability to show tumor shrinkage, but also adequate duration of response, a delay in the progression of the disease, and/or an improvement in survival. For example, response rates from the use of our product candidates may not be sufficient to obtain regulatory approval unless we can also show an adequate duration of response. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of studies in one set of patients or line of treatment may not be predictive of those obtained in another. In addition, we expect that there may be greater variability in results for products processed and administered on a patient-by-patient basis, as anticipated for our MultiTAA-specific T cell product candidates, than for “off-the-shelf” products, like many other drugs. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

If unacceptable toxicities arise in the development of our product candidates, we or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from personalized cell therapy, as with our MultiTAA-specific T cell therapy products, are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our business, financial condition and prospects significantly.

Our MultiTAA-specific T cell therapy research and development efforts are to a large extent dependent upon BCM’s investigators.

It will take time to fully develop our research and development infrastructure. While we are conducting some research and development activities internally, we currently depend upon and will continue to depend upon independent investigators and collaborators, such as BCM, and which in the future may include other universities, medical institutions, and strategic partners, to conduct our preclinical studies and clinical trials. If we need to enter into alternative arrangements, our product development activities would be delayed. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties.

We expect to use the results of BCM’s research to support the filing with the FDA of IND applications to conduct more advanced clinical trials of our product candidates. However, we have limited control over the nature or timing of BCM’s clinical trials and limited visibility into their day-to-day activities. The research we are funding constitutes only a small portion of BCM’s overall research. Other research being conducted by Dr. Ann Leen and Dr. Juan Vera may at times receive higher priority than research on our programs. These factors could adversely affect the timing of our IND filings and our ability to conduct future planned clinical trials.

We will be unable to seek regulatory approval of or commercialize our products if our trials are not successful.

Our research and development programs are at an early stage. We must demonstrate our products’ safety and efficacy in humans through extensive clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including but not limited to the following:

•	safety and efficacy results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials;

•	after reviewing trial results, we or our collaborators may abandon product candidates that we might previously have believed to be promising;

•	we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and

•	the effects our potential product candidates have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

Clinical testing is very expensive, can take many years, and the outcome is uncertain. For example, it can take as much as 12 months or more before we learn the results from any clinical trial using our MultiTAA-specific T cell therapy. The data collected from our clinical trials may not be sufficient to support approval by the FDA of our MultiTAA-specific T cell therapy-based product candidates for the treatment of hematological malignancies. The clinical trials for our product candidates under development may not be completed on schedule and the FDA may not ultimately approve any of our product candidates for commercial sale. If we fail to adequately demonstrate the safety and efficacy of any product candidate under development, we may not receive regulatory approval for those product candidates, which would prevent us from generating revenues or achieving profitability.

We may not be able to expand our manufacturing processes to other third-party manufacturing facilities or successfully create our own manufacturing infrastructure for supply of our requirements of product candidates for use in clinical trials and for commercial sale.

We do not own any facility that may be used as our clinical-scale manufacturing and processing facility. We currently rely on third-party Contract Manufacturing Organizations, or CMOs, for manufacture of our vaccine product candidates. For 2020, we anticipate that we will initially rely solely on the cGMP manufacturing facility within BCM for the manufacturing of our MultiTAA-specific T cell therapy-based product candidates. If the cGMP manufacturing facility of BCM, which does manufacture for itself and other parties, experiences capacity constraints, disruptions, or delays in manufacturing our MultiTAA-specific T cell therapy-based product candidates, our planned clinical trials and necessary manufacturing capabilities will be disrupted or delayed, which will adversely affect our ability to conduct and further develop our business as currently planned. Further, the cGMP manufacturing facility is most likely too small to conduct the pivotal clinical studies being planned by us, so we will need to develop our own cGMP manufacturing capacity that will be adequate for such clinical trials with respect to our MultiTAA-specific T cell therapy-based product candidates.

In 2020, we intend to begin developing additional cGMP manufacturing capacity of our own that would be capable of supporting our manufacturing needs with respect to our clinical trials, particularly with respect to pivotal studies. We intend to begin a process technology transfer to develop in-house manufacturing capabilities in 2021. Establishment of our own manufacturing facility is subject to many risks. For example, the establishment of a cell-therapy manufacturing facility is a complex endeavor requiring knowledgeable individuals. Creating an internal manufacturing infrastructure will rely upon building out a complex facility and finding personnel with an appropriate background and training to staff and operate the facility. Should we be unable to find these individuals, we may need to rely on external contractors or train additional personnel to fill needed roles. There are a small number of individuals with experience in cell therapy, and the competition for these individuals is high.

We expect that the development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. However, we do not have extensive experience in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, transportation difficulties and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our clinical development and/or commercialization plans.

In addition, the manufacturing process for any product candidates that we may develop is subject to the FDA and foreign regulatory authority approval process, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA, or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize any approved products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our clinical development and/or commercialization plans.

Whether we engage additional CMOs to manufacture our product candidates or establish our own manufacturing facility, in order to transfer our MultiTAA-specific T cell manufacturing from or expand our manufacturing capabilities beyond BCM pursuant to our development plans, we will need access to the standard operating procedures and the specific batch production records that are used to manufacture the product candidates. If BCM does not support the transfer of our manufacturing processes or impedes our ability to transfer the manufacturing processes of its product candidates to us, our planned clinical trials and additional necessary manufacturing capabilities will be delayed, which will adversely affect our ability to conduct and further develop our business as currently planned.

We will be dependent on third-party vendors to design, build, maintain and support our manufacturing and cell processing facilities.

As a result of our strategy to outsource our manufacturing, we will rely very heavily on BCM and other third-party manufacturers to perform the manufacturing of our product candidates for our clinical trials. We license our technology from others. We intend to rely on our contract manufacturers to produce large quantities of materials needed for clinical trials and potential product commercialization. Third-party manufacturers may not be able to meet our needs concerning timing, quantity, or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of any approved products. Any such delay may lower our revenues and potential profitability. If any third party breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. It is possible that third parties relied upon by us will change their strategic focus, pursue alternative technologies, or develop alternative product candidates, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs, or for other reasons. The effectiveness of these third parties in marketing their own products may also affect our revenues and earnings.

We intend to continue to enter into additional third-party agreements in the future. However, we may not be able to negotiate any additional agreements successfully. Even if established, these relationships may not be scientifically or commercially successful.

Our manufacturing process is reliant upon the specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of this equipment and materials, we rely or may rely on sole-source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our product candidates.

We will depend on a limited number of vendors for supply of certain materials and equipment used in the manufacture of our MultiTAA-specific T cell therapy-based product candidates. For example, we will purchase equipment and reagents critical for the manufacture of our product candidates from Wilson Wolf (a company controlled by our director John Wilson), JPT Peptide Technologies and other suppliers. Some of our suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also may not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may not be able to obtain key materials and equipment to support clinical or commercial manufacturing.

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

As we continue to develop and scale our manufacturing process, we may need to obtain rights to and supplies of specific materials and equipment to be used as part of that process. For example, our MultiTAA-specific T cell manufacturing process is based, in part, upon the G-Rex® cell culture device manufactured by Wilson Wolf, which is used by many cell therapy developers, both in commercial and academic settings. Although we do hold the license to patents from BCM that could be used to prevent third parties from developing similar and competing processes, we do not own any exclusive rights to the G-Rex®. We may not be able to obtain rights to such materials and equipment on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business.

The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we, or any of our third-party manufacturers encounter such difficulties, our ability to supply our product candidates for clinical trials, or our product candidates for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our product candidates are biologics, and the process of manufacturing our product candidates is complex, highly regulated and subject to multiple risks. For example, the manufacture of our MultiTAA-specific T cell therapy-based product candidates involves complex processes, including drawing blood from patients/donors, manufacturing the clinical product, and ultimately infusing the product into a patient. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing processes will be susceptible to product loss or failure due to any of the following: logistical issues associated with the collection of blood cells, or starting material, from the patient or a donor, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product; manufacturing issues associated with the variability in patients’ or donor’s starting cells; interruptions in the manufacturing process; contamination; equipment failure; improper installation or operation of equipment, vendor or operator error; inconsistency in cell growth; and variability in product characteristics. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s or a donor’s cells, or later-developed product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome and/or the results of clinical trials. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Because our MultiTAA-specific T cell therapy-based product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to the patient’s/donor’s blood cells as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our product candidates from the market. Further, as product candidates are developed through preclinical to late stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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

No assurance can be given that we will be able to develop a new, FDA-compliant, more efficient, lower cost manufacturing process upon which our business plan to commercialize MultiTAA-based product candidates is dependent.

In cooperation with our current contract manufacturers, we intend to develop improved methods for generating and selecting T cells, and to develop methods for large-scale production of our current product candidates that are in accordance with current cGMP procedures. Developing a new, scaled-up, pharmaceutical manufacturing process that can more efficiently and cost effectively, and in a more automated manner produce, measure and control the physical and/or chemical attributes of our product candidates in a cGMP facility is subject to many uncertainties and difficulties. We have never manufactured our adoptive T cell therapy product candidate on a commercial scale. As a result, we cannot give any assurance that we will be able to establish a manufacturing process that can produce our product candidates at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA premarket approval of our product candidates will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our product candidates meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

The deviations in our proposed new MultiTAA-based product candidates from existing products may require us to perform additional testing, which will increase the cost, and extend the time for obtaining approval.

Our MultiTAA-specific T cell therapy platform is based on the adoptive T cell therapy technology that we licensed from BCM and that is presently available as a physician-sponsored investigational therapy at BCM for the treatment of lymphoma, AML/MDS, multiple myeloma and select solid tumors in the United States. The current method of treatment is labor intensive and expensive. We are performing process optimization that we anticipate will enable more efficient manufacturing of our product candidates. We may have difficulty demonstrating that the product candidates produced from our new processes are identical to the existing products. The FDA may require additional clinical testing before permitting a larger clinical trial with the new processes, and such drug substance may not be as efficacious in the new clinical trials. Cellular products are not considered to be well characterized products because there are hundreds of markers present on T cells, and even small changes in manufacturing processes could alter the cell subtypes. It is unclear at this time which of those markers are critical for success of T cells to combat cancer, so our ability to predict the outcomes with newer manufacturing processes is limited. The changes that we may make to the existing manufacturing process may require additional testing, which may increase costs and timelines associated with these developments. In addition to developing a multi-antigen T cell-based therapy on existing adoptive T cell therapy technology, we are currently evaluating the desirability of conducting clinical trials of our product candidates in combination with other existing drugs. These combination therapies will require additional testing, and clinical trials will require additional FDA regulatory approval and will increase our future cost of development.

We may not be able to develop product candidates successfully or on a timely basis.

Our immunotherapy product candidates are at various stages of research and development. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. We will need to complete significant additional clinical trials demonstrating that our product candidates are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities. The drug approval process is time-consuming, which involves substantial expenditures of resources, and depends upon a number of factors, including the severity of the disease indication in question, the availability of alternative treatments, and the risks and benefits demonstrated in the clinical trials. Our success depends on our ability to achieve scientific and technological advances and to translate such advances into licensable, FDA-approvable, commercially- competitive products on a timely basis. Failure can occur at any stage of the process. If such programs are not successful, we may be unable to develop revenue-producing products. As we enter a more extensive clinical program for our product candidates, the data generated in these studies may not be as compelling as the earlier results.

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

Any delay in the development, approval, introduction or marketing of our product candidates could result either in such product candidates being marketed at a time when their cost and performance characteristics would not be competitive in the marketplace or in the shortening of their commercial lives. In light of the long-term nature of our projects, the unproven technology involved and the other factors described elsewhere in this section, we might not be able to successfully complete the development or marketing of any new product candidates, and as a result, our business, prospects, financial condition and results of operations could be materially and adversely affected. We may be required to reduce our staff, discontinue certain research or development programs of our future products and cease to operate.

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

Even if we obtain regulatory approval for our product candidates, they may not gain market acceptance among physicians, healthcare payors, patients or the medical community. Market acceptance of our product candidates, if we receive approval, depends on a number of factors, including the:

•	efficacy and safety of our product candidates as demonstrated in clinical trials and post-marketing experience;

•	clinical indications for which our product candidates may be approved;

•	acceptance by physicians and patients of our product candidates as safe and effective;

•	potential and perceived advantages of our product candidates over alternative treatments;

•	safety of our product candidates seen in a broader patient group, including our use outside the approved indications should physicians choose to prescribe for such uses;

•	prevalence and severity of any side effects;

•	product labeling, or product insert requirements of the FDA or other regulatory authorities;

•	timing of market introduction of our product candidates as well as competitive products;

•	cost in relation to alternative treatments;

•	pricing and the availability of coverage and adequate reimbursement by third-party payors and government authorities;

•	relative convenience and ease of administration; and

•	effectiveness of any sales and marketing efforts.

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

Although we have patents and patent applications in other countries, we cannot be certain that the claims in other pending U.S. or European patent applications, international patent applications, and patent applications in certain other foreign territories directed to methods of generating multi-antigen specific T cell product candidates, or our other product candidates, will be considered patentable by the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued European patent will not be found invalid or unenforceable if challenged.

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

Our potential competitors or other entities may have or acquire patent or proprietary rights that they could enforce against our licensors. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review, or PGR, proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. If they do so, then they could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position by requiring us to alter our product candidates, pay licensing fees or cease activities.

As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that later issue as patents that our product candidates may infringe. If our product candidates conflict with patent rights of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected product candidates. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected product candidates. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be subject to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide sufficient rights to exclude others from commercializing products similar or identical to our product candidates.

Certain of our technologies are in-licensed from third parties, and the protection of those technologies is not entirely within our control.

We have world-wide exclusive licenses from the Mayo Foundation on (i) a novel set of Class II HER2/neu peptide antigens, (ii) a novel Class I HER2/neu antigen, and (iii) a novel set of Class II Folate Receptor Alpha peptide antigens. We have a world-wide exclusive license from BCM of the rights in and to three patent families to develop and commercialize MultiTAA-specific T cell product candidates in the field of oncology. As a result of these in-licenses, we could lose the right to develop each of the technologies if:

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

If we are unable to maintain and/or obtain licenses needed for the development of our product candidates in the future, we may have to develop alternatives to avoid infringing on the patents of others, potentially causing increased costs and delays in drug development and introduction or precluding the development, manufacture, or sale of planned product candidates. Some of our licenses provide for limited periods of exclusivity that require minimum license fees and payments and/or may be extended only with the consent of the licensor. We might not meet these minimum license fees in the future, or these third parties might not grant extensions on any or all such licenses. This same restriction may be contained in licenses obtained in the future.

Additionally, the patents underlying the licenses might not be valid and enforceable. To the extent any product candidates developed by us are based on licensed technology, royalty payments on the licenses will reduce our gross profit from such product sales and may render the sales of such product candidates uneconomical. In addition, the loss of any current or future licenses or the exclusivity rights provided therein could materially harm our business financial condition and our operations.

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

The costs of litigation or any proceeding relating to our intellectual property or contractual rights could be substantial even if resolved in our favor. Some of our competitors or financial funding sources have far greater resources than we do and may be better able to afford the costs of complex legal procedures. Also, in a lawsuit for infringement or contractual breaches, even if frivolous, we will require considerable time commitments on the part of management, our attorneys and consultants. Defending these types of proceedings or legal actions involve considerable expense and could negatively affect our financial results.

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

We do not currently have an organization for the sale, marketing and distribution of any approved products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products approved by the FDA or comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

If we are unable to establish or manage strategic collaborations in the future, our revenue and drug development may be limited.

Our strategy includes eventual substantial reliance upon strategic collaborations for marketing and commercialization of our product candidates, and we may rely even more on strategic collaborations for research, development, marketing and commercialization of our other immunotherapies. If we are unsuccessful in securing such strategic collaborations, we may be unable to commercialize any approved products as we have not yet licensed, marketed or sold any of our immunotherapies or entered into successful collaborations for these services in order to ultimately commercialize our immunotherapies. Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, clinical, regulatory or intellectual property position. If we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our immunotherapies or the generation of sales revenue. To the extent that we enter into co-promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.

Management of our relationships with our collaborators will require:

•	significant time and effort from our management team;

•	coordination of our research and development programs with the research and development priorities of our collaborators; and

•	effective allocation of our resources to multiple projects.

If we continue to enter into research and development collaborations at the early phases of drug development, our success will in part depend on the performance of our corporate collaborators. We will not directly control the amount or timing of resources devoted by our corporate collaborators to activities related to our immunotherapies. Our corporate collaborators may not commit sufficient resources to their research and development programs or the commercialization, marketing or distribution of their immunotherapies. If any corporate collaborator fails to commit sufficient resources, our preclinical or clinical development programs related to this collaboration could be delayed or terminated. Also, our collaborators may pursue existing or other development-stage products or alternative technologies in preference to those being developed in collaboration with us. Finally, if we fail to make required milestones or royalty payments to our collaborators or to observe other obligations in our agreements with them, our collaborators may have the right to terminate those agreements.

We may not be able to license newly developed MultiTAA-specific T cell technology from BCM and others.

An important element of our intellectual property portfolio is to license additional rights and technologies from BCM. Our inability to license the rights and technologies that we have identified, or newly developed MultiTAA-specific T cell technology that we may in the future identify, could have a material adverse impact on our ability to complete the development of our product candidates or to develop additional product candidates. No assurance can be given that we will be successful in licensing any additional rights or technologies from BCM and others. Failure to obtain additional rights and licenses may detrimentally affect our planned development of additional product candidates and could increase the cost, and extend the timelines associated with our development of such other product candidates.

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

The FDA often approves new oncology therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting. Subsequently, for those product candidates that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy. There is no guarantee, however, that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or third-line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our research and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of treatable patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect our lead product candidate to initially target a small patient population that suffers from AML. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We are required to pay substantial royalties and lump sum milestone payments under our license agreements with BCM and the Mayo Foundation, and we must meet certain milestones to maintain our license rights.

Under our license agreement with BCM for our MultiTAA-specific T cell therapy technologies, we are currently required to pay both substantial milestone payments and royalties to BCM based on our revenues from sales of any approved products utilizing the licensed technologies, and these payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under the BCM license agreement, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates. Similarly, we are also required to pay both substantial milestone payments and royalties to the Mayo Foundation based on our revenues from sales of our products utilizing those licensed technologies. There is no assurance that we will be successful in meeting all of the milestones in our licenses in the future on a timely basis or at all.

In addition, upon a liquidity event (as defined in our BCM license agreement with BCM) of the licensee under the BCM license agreement (which, the licensee shall be the Company), BCM will receive a liquidity incentive payment of 0.5% of the liquidity event proceeds (as defined in the BCM license agreement) received by such licensee or its stockholders in the liquidity event, thereby diluting the amount of proceeds available to the licensee or its stockholders in a liquidity event.

Because our current product candidates represent, and our other potential product candidates will represent novel approaches to the treatment of disease, there are many uncertainties regarding the development, the market acceptance, third-party reimbursement coverage and the commercial potential of our product candidates.

There is no assurance that the approaches offered by our product candidates will gain broad acceptance among doctors or patients or that governmental agencies or third-party medical insurers will be willing to provide reimbursement coverage for proposed product candidates. Moreover, we do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Since our current product candidates and any future product candidates will represent new approaches to treating various conditions, it may be difficult, in any event, to accurately estimate the potential revenues from these product candidates. Accordingly, we may spend large amounts of money trying to obtain approval for product candidates that have an uncertain commercial market. The market for any products that we successfully develop will also depend on the cost of the product. We do not yet have sufficient information to reliably estimate what it will cost to commercially manufacture our current product candidates, and the actual cost to manufacture these products could materially and adversely affect the commercial viability of these products. Our goal is to reduce the cost of manufacturing our therapies. However, unless we are able to reduce those costs to an acceptable amount, we may never be able to develop a commercially viable product. If we do not successfully develop and commercialize products based upon our approach or find suitable and economical sources for materials used in the production of our products, we will not become profitable.

Our MultiTAA-specific T cell therapy may be provided to patients in combination with other agents provided by third parties. The cost of such combination therapy may increase the overall cost of MultiTAA-specific T cell therapy and may result in issues regarding the allocation of reimbursements between our therapy and the other agents, all of which may adversely affect our ability to obtain reimbursement coverage for the combination therapy from third-party medical insurers.

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

Competition in the field of cancer therapy is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs that may render our product candidates obsolete even before they generate any revenue. There are products currently under development by others that could compete with the product candidates that we are developing. Many of our potential competitors have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we have. Our competitors may:

•	develop safer or more effective immunotherapies and other therapeutic products;

•	reach the market more rapidly, reducing the potential sales of our products; or

•	establish superior proprietary positions.

Potential competitors in the market for treating hematological malignancies are companies such as Juno Therapeutics/Celgene/Bristol-Myers Squibb, Roche/Genentech, Merck, Novartis, Kite Pharma/Gilead, Amgen, Pfizer, and GlaxoSmithKline, which already have products on the market or in development. Other companies, such as Cellectis Bluebird Bio, and AdaptImmune, which are focused on genetically engineered T cell technologies to treat cancer, may also be competitors. Furthermore, companies such as Iovance, Immatics, WindMIL Therapeutics, Mana Therapeutics, Tessa Therapeutics and Torque Therapeutics are developing non-genetically modified T cell therapies such as tumor infiltrating lymphocytes and marrow infiltrating lymphocytes therapies that may compete with our product candidates. All these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.

Universities and public and private research institutions in the U.S. and around the world are also potential competitors. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection that we may need for the development of our technologies and product candidates.

Our lead product candidate is a therapy for the treatment of refractory AML. Currently, there are numerous companies that are developing various alternate treatments for AML. Accordingly, we face significant competition in the AML treatment space from multiple companies. Even if we obtain regulatory approval for our lead product candidate, the availability and price of competitors’ products could limit the demand and the price we will be able to charge for our therapy. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product candidates for use in limited circumstances.

As a result of being a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting, and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This report by management is included in Part II, Item 9A of this Form 10-K. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in this Form 10-K. We are also required to disclose significant changes made in our internal control procedures on a quarterly basis.

To comply with Section 404, we have engaged in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. Our compliance with Section 404 requires that we incur substantial professional fees and expend significant management efforts, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404.

During the evaluation and testing process of our internal controls, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

The COVID-19 coronavirus could adversely impact our business, including our clinical trials and development activities conducted by us or BCM.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States and several European countries. If the COVID-19 coronavirus continues to spread in the United States, we may experience disruptions that could severely impact our business and clinical trials conducted by us or BCM, including:

•	delays or difficulties in enrolling patients in clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; and

•	limitations in employee resources that would otherwise be focused on the conduct of clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

These limitations and/or interruptions may also affect BCM's ability to conduct research and development activities on our behalf.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials and development activities, whether conducted by us or BCM, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Risks Related to Government Regulation

We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays; even if we obtain regulatory approval for some of our products, those product candidates may still face regulatory difficulties.

All of our current and future product candidates, cell processing and manufacturing activities, are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, is expensive and often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. In addition, regulatory agencies may lack experience with our technologies and product candidates, which may lengthen the regulatory review process, increase our development costs and delay or prevent their commercialization. No adoptive T cell therapy using MultiTAA-specific T cells has been approved for marketing in the U.S. by the FDA. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We have not yet sought FDA approval for any adoptive T cell therapy product. We will not be able to commercialize any of our potential product candidates until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our proposed business.

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market and experience other adverse consequences including delay, which could materially harm our business development. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. Prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. In addition, if we or others identify side effects after any of our adoptive T cell therapy products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn, and reformulation of our products may be required.

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

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or fail to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of any approved product candidates will be harmed.

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

Such laws include:

•	the federal Anti-Kickback Statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug takeback” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. While our interactions with healthcare professionals have been structured to comply with these laws and related guidance, it is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws. If our operations or activities are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA was enacted in the United States in March 2010, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare, and includes measures to change health care delivery, increase the number of individuals with insurance, ensure access to certain basic health care services, and contain the rising cost of care. Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Further, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how this decision, future decisions, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. Congress may consider other legislation to repeal or replace elements of the ACA. These actions may result in increased health insurance premiums and reduce the number of people with health insurance in the United States and have other effects that could adversely affect U.S. health insurance markets and the ability of patients to have access to therapies that our product candidates can provide.

In addition, other federal health reform measures have been proposed and adopted in the United States. For example, as a result of the Budget Control Act of 2011 and subsequent legislative amendments thereto, providers are subject to Medicare payment reductions of 2% per fiscal year through 2029 unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards also referred to as the Quality Payment Program. Payment adjustments for the Medicare quality payment program was set to begin in 2019. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2020 contain further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Resources has solicited feedback on some of these measures and, at the same, has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other measures may require additional authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Efforts to ensure that our business arrangements comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or in asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to develop our business. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

We may not obtain or maintain the benefits associated with orphan drug designation, including market exclusivity.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Generally, a product that has orphan drug designation and subsequently receives the first FDA approval for the disease for which it has such designation is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications to market the same drug or biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation.

Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA or European Medicines Agency (“EMA”) later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

New regulatory pathways for biosimilar competition could reduce the duration of market exclusivity for our products.

Under the federal ACA enacted in 2010, there is an abbreviated path in the United States for regulatory approval of products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. The ACA provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may be filed four years after approval of the innovator product. However, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. However, the term of regulatory exclusivity may not remain at 12 years in the United States and could be shortened. A number of jurisdictions outside of the United States have also established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier versions of biological products. For example, the European Union has had an established regulatory pathway for biosimilars since 2005.

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

As described above, the ACA and potential regulations thereunder easing the entry of competing follow-on biologics into the marketplace, other new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business.

The current U.S. administration and Congress could carry out significant changes in legislation, regulation, and government policy (including with respect to the possible repeal of all or portions of the ACA, possible changes in the existing treaty and trade relationships with other countries, and tax reform). While it is not possible to predict whether and when any such changes will occur, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our product candidates could adversely affect our business.

Risks Related to our Securities

The price of our stock may be volatile.

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price at which our shares of common stock, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume of fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;

•	results of our preclinical studies and clinical trials or delays in anticipated timing;

•	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock;

•	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;

•	announcements of acquisitions, mergers or business combinations;

•	announcements of technological innovations, new commercial products, failures of products or product candidates, or progress toward commercialization by our competitors or peers;

•	general economic conditions and trends;

•	positive and negative events relating to healthcare and the overall pharmaceutical and biotechnology sectors;

•	major catastrophic events;

•	sales of large blocks of our stock and sales by insiders and our institutional investors;

•	departures of key personnel;

•	changes in the regulatory status of our immunotherapies, including results of our clinical trials;

•	events affecting BCM, Mayo Clinic, Mayo Foundation for Medical Education and Research or any future collaborators;

•	announcements of new product candidates or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the United States and other countries;

•	failure of our common stock to maintain listing requirements on Nasdaq;

•	the outcome of any litigation to which we are a party;

•	changes in accounting principles; and

•	discussion of the Company or our stock price by the financial and scientific press and in online investor communities.

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

The listing of our common stock on Nasdaq does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. In recent years, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to this volatility. Sales of substantial amounts of common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings. Our stock is thinly traded due to the limited number of shares available for trading thus causing large swings in price. There is no established trading market for our warrants.

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

We expect to continue to incur drug development and sale, general and administrative costs. Until such time, if ever, as we can generate substantial product revenue, we expect to fund our cash requirements through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have a committed external source of funds. To the extent that we sell equity securities or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. The sale or the proposed sale of substantial amounts of our common stock or other equity securities in the public markets may adversely affect the market price of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our drug development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Because we have a significant number of additional authorized shares of common stock available for issuance and outstanding warrants to purchase our common stock, our stockholders may experience dilution in the future and it may adversely affect the market price of our securities.

We are currently authorized to issue 150 million shares of our common stock. As of December 31, 2019, we had 45.7 million shares of our common stock issued and outstanding. Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of December 31, 2019, there were outstanding warrants to purchase up to approximately 22.7 million shares of our common stock at a weighted average exercise price of $4.71 per share, and options exercisable for an aggregate of approximately 5.0 million shares of common stock at a weighted average exercise price of $7.79 per share. We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

The accounting treatment for certain of our warrants is complex and subject to judgments concerning the valuation of embedded derivative rights within the applicable securities. Fluctuations in the valuation of these rights could cause us to take charges to our statement of operations and make our financial results unpredictable.

Certain of our outstanding warrants contain or contained prior to being amended, or may be deemed to contain from time to time, embedded derivative rights in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely affect our reputation, as well as our results of operations. These derivative rights, or similar rights in securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. We record these embedded derivatives as liabilities at issuance, valued using the Black Scholes Option Pricing Model and are subject to revaluation at each reporting date. Any change in fair value between reporting periods is reported on our statement of operations. At December 31, 2019, the fair value of the derivative liability-warrants was $31,000. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations. Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and, in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. We lease office space at 3200 Southwest Freeway, Suite 2240, Houston, Texas 77027 on a three-year agreement set to expire in November 2021 (the “Houston Office”), which is our principal business office. We also lease office space at 5 West Forsyth Street, Suite 200, Jacksonville, Florida 32202 on a five-year agreement due to expire on June 30, 2022.

In January 2019, we leased a dedicated portion of an existing laboratory located at the Texas Medical Center in Houston for the purpose of conducting laboratory research and other laboratory related activities. The laboratory, referred to as JLABS, was established by Johnson & Johnson at the Texas Medical Center to provide space for research and development stage entities. We signed an 11-month lease, which renews for 3-month successive periods for two dedicated suites and access to common space of approximately 20,000 square feet of the JLABS premises located at the Texas Medical Center.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2019, we were not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”. As of February 28, 2020, we had 465 stockholders of record whom are holding shares. The price of our common stock on February 28, 2020 was $2.47 per share.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not record any issuances of unregistered securities during the fourth quarter of 2019.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2019 and December 31, 2018 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies and innovative peptide-based vaccines for the treatment of hematological malignancies and solid tumor indications. We developed our lead product candidates from our MultiTAA-specific T cell technology, which is based on the selective expansion of non-engineered, tumor-specific T cells that recognize tumor associated antigens, or TAAs, which are tumor targets, and then kill tumor cells expressing those targets. These T cells are designed to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. We are advancing two pipelines of product candidates as part of our MultiTAA-specific T cell program: the autologous T cells for the treatment of lymphoma, multiple myeloma, or MM, and selected solid tumors and the allogeneic T cells for the treatment of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL. Because we do not genetically engineer the MultiTAA-specific T cell therapies, we believe that our product candidates are easier and less expensive to manufacture, with reduced toxicities, than current engineered chimeric antigen receptor, or CAR-T, and T cell receptor-based therapies and may provide patients with meaningful clinical benefit. We are also developing innovative peptide-based immunotherapeutic vaccines for the treatment of metastatic solid tumors.

We are pursuing post-transplant AML as the lead indication for our first company-sponsored MultiTAA-specific T cell program. The MultiTAA-specific T cell therapy has been well tolerated in an ongoing Phase 1/2 clinical trial conducted by our strategic partner Baylor College of Medicine, or BCM. As reported in March 2019, eleven of the thirteen patients in the adjuvant disease setting dosed with the MultiTAA-specific T cell therapy after receiving an allogeneic stem cell transplant survived, ranging from 6 weeks to 2.5 years post-infusion, with nine of these remaining patients in continuing complete remission, or CCR. Survival of the six patients with active disease ranged from 4 to 21 months, as compared to a historical survival rate of approximately 4.5 months for patients who receive the standard of care post-transplant.

We submitted an investigational new drug, or IND, application to the United States Food and Drug Administration, or the FDA to initiate a Phase 2 clinical trial of MultiTAA-specific T cell therapy, which we refer to as MT-401, in post-allogeneic hematopoietic stem cell transplant patients with AML in both the adjuvant and active disease setting, which may become pivotal pending the results of the interim analysis. The dose administered in this multicenter trial is the current maximum tolerated dose from the ongoing Phase 1/2 trial. In the adjuvant setting, patients will be randomized to either MultiTAA-specific T cell therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group. In February 2020, we announced that the FDA has permitted us to initiate our Phase 2 clinical trial beginning with a safety lead-in portion of the trial.

We recently reported interim data for an ongoing Phase 1/2 clinical trial of the MultiTAA-specific T cell therapy for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, we have observed a clinical benefit correlated with the post-infusion detection of tumor-reactive T cells in patient peripheral blood and within tumor biopsy samples in patients in the tumor-resection arm of the trial. These T cells exhibited activity against both targeted antigens and non-targeted TAAs, indicating induction of antigen spreading. To date, we have not observed any cytokine release syndrome or neurotoxicity in this trial.

We are also evaluating the MultiTAA-specific T cell therapies in a Phase 2 clinical trial for the treatment of breast cancer and in Phase 1 clinical trials for the treatment of ALL, lymphoma, MM and sarcoma, all of which are being conducted by BCM. As of December 2019, the MultiTAA-specific T cell therapies have been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidents of cytokine release syndrome or neurotoxicity, which are frequently associated with CD19 CAR-T therapies. Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the MultiTAA-specific T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells. We may initiate additional Phase 2 clinical trials investigating other indications in 2020 in addition to our planned Phase 2 trial in post-transplant AML patients.

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

In addition, the potential for success of each product candidate will depend on numerous factors, including clinical trial outcomes, acceptance by regulatory authorities, competition, manufacturing capability and commercial viability. We determine which programs to pursue and how much to fund each program in response to ongoing scientific assessments, competitive developments, clinical trial results, as well as an assessment of each product candidate's commercial potential. We anticipate our research and development costs will continue to increase over the next several years due to increased spending on the clinical development and manufacturing of our product candidates.

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

Income Taxes

We did not recognize any income tax expense for the years ended December 31, 2019 and 2018.

Other Income (Expense)

Other income (expense), net consists of interest income and change in fair value of warrant liabilities.

Results of Operations For the Years Ended December 31, 2019 and 2018

The following table summarizes the results of our operations (rounded to the thousand except for per share amounts) for the years ended December 31, 2019 and 2018, together with the changes to those items:

	For the Years Ended December 31,
	2019	2018	Change
Revenues:
Grant income	$213,000	$206,000	$7,000	3%
Total revenues	213,000	206,000	7,000	3%
Operating expenses:
Research and development - intellectual property acquired	-	116,045,000	(116,045,000)	(100)%
Research and development	12,765,000	7,953,000	4,812,000	61%
General and administrative	9,977,000	24,380,000	(14,403,000)	(59)%
Total operating expenses	22,742,000	148,378,000	(125,636,000)	(85)%
Loss from operations	(22,529,000)	(148,172,000)	125,643,000	(85)%
Other income (expense):
Change in fair value of warrant liabilities	18,000	(40,000)	58,000	(145)%
Interest income	1,083,000	254,000	829,000	326%
Net loss	$(21,428,000)	$(147,958,000)	$126,530,000	(86)%

Net loss per share, basic and diluted	$(0.47)	$(7.75)	$7.28	(94)%
Weighted average number of common shares outstanding	45,588,000	19,092,000	26,496,000	139%

Revenue

We did not generate any revenue during the years ended December 31, 2019 and 2018, respectively from the sales or licensing of our product candidates. During the year ended December 31, 2019, we recognized $213,000 of revenue associated with a grant awarded to Mayo Foundation from the US Department of Defense for the Phase 2 Clinical Trial of TPIV200 which Mayo paid to us for clinical supplies manufactured by us and provided for the clinical trial funded by the grant. We refer to this grant as the Mayo Grant. During the year ended December 31, 2018, we also recognized $206,000 of grant income from the Mayo Grant.

Operating Expenses

Operating expenses incurred during the fiscal year ended December 31, 2019 were $22.7 million compared to $148.4 million in the prior year. Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expense-Intellectual Property Acquired

Research and development – Intellectual Property Acquired, decreased $116.0 million in the year ended December 31, 2018 to $0 in the year ended December 31, 2019, representing the fair market value of assets acquired by us in connection with the merger we completed in October 2018, or the Merger. Because the Merger was accounted for as an asset acquisition and the assets acquired consisted of intellectual property that had not received regulatory approval, the total purchase price was immediately expensed as in process research and development or intellectual property acquired.

Research and Development Expense

Research and development expenses increased by 61% to $12.8 million for the year ended December 31, 2019, compared to $8.0 million for the year ended December 31, 2018.

The increase of $4.8 million in 2019 was primarily attributable to the following:

o	increase of $1.9 million in headcount-related expenses as we increased the number of research and development personnel,

o	increase of $1.9 million in clinical consulting and professional expenses,

o	increase of $1.4 million in research and development stock-based compensation expenses,

o	increase of $1.1 million in process development expenses,

o	increase of $0.1 million in other expenses, and

o	decrease of $1.6 million in clinical trial expenses due to the stages of ongoing clinical trials and the decreased number of active patients in such trials.

General and Administrative Expenses

General and administrative expenses decreased by 59% to $10.0 million for the year ended December 31, 2019 from $24.4 million during the prior period. The decrease of $14.4 million was primarily attributable to a decrease of $12.8 million in stock-based compensation expenses due to executive stock option grants issued in fiscal year 2018, as well as the following:

o	increase of $0.8 million in headcount-related expenses as we increased the number of administrative personnel and also incurred a full year of expenses during fiscal year 2019 for personnel hired during the second half of fiscal year 2018,

o	increase of $1.0 million in legal and professional fees,

o	increase of $0.3 million in office-related expenses, insurance and other general and administrative expenses, and

o	decrease of $3.7 million in merger-related expenses during fiscal year 2019.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2019 was $18,000 as compared to ($40,000) for the fiscal year ended December 31, 2018.

Interest Income

Interest income was approximately $1.1 million for the year ended December 31, 2019 and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities. Interest income for the year ended December 31, 2018 was approximately $0.3 million.

Net Loss

We recorded a net loss of $21.4 million, or a net loss per share, basic and diluted of ($0.47) during the year ended December 31, 2019 compared to a net loss of $148.0 million, or a net loss per share, basic and diluted of ($7.75) during the year ended December 31, 2018. The weighted average number of shares outstanding, basic and diluted, was 45.6 million for the year ended December 31, 2019 compared to 19.1 million for the year ended December 31, 2018. The decrease in our net loss in 2019, as compared to 2018, was due to research and development intellectual property acquired in 2018 in connection with the Merger and a decrease in stock-based compensation in 2019, offset in 2019 by increased spending due to the continued expansion of our research and development activities, increased clinical trials and manufacturing activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we further invest in our research and development activities, including our clinical development of MultiTAA-specific T cell product candidates. In addition, our general and administrative expenses decreased in 2019 mainly due to the decrease in stock-based equity awards related to existing and new executives and key consultants.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited revenue associated with grants. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof.

The following table sets forth our cash and cash equivalents and working capital as of December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$43,904,000	$61,747,000
Working capital	$43,494,000	$59,193,000

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2019 and 2018:

	For the Years Ended
	December 31,
	2019	2018
Net Cash provided by (used in):
Operating activities	$(18,284,000)	$(14,480,000)
Investing activities	(375,000)	(148,000)
Financing activities	816,000	71,245,000
Net (decrease) increase in cash and cash equivalents	$(17,843,000)	$56,617,000

Operating Activities

Net cash used in operating activities during the year ended December 31, 2019 was $18.3 million. The use of cash primarily related to our net loss of $21.4 million, in addition to the effect of changes in asset and liability accounts, including an increase in prepaid expenses and deposits of $1.4 million, a decrease in accounts payable and accrued liabilities of $1.0 million, a decrease in interest receivable of $52,000 and a net increase in lease liabilities of $0.2 million.

Net cash used in operating activities during the year ended December 31, 2018 was $14.5 million. The use of cash primarily related to our net loss of $148.0 million, in addition to the effect of changes in asset and liability accounts, including an increase in prepaid expenses and deposits of $0.1 million, an increase in accounts payable and accrued liabilities of $1.2 million and an increase in interest receivable of $0.1 million.

Investing Activities

Net cash used in investing activities was $0.4 million and $0.1 million for the purchase of property and equipment during the years ended December 31, 2019 and 2018, respectively.

Financing Activities

Net cash provided by financing activities was $816,000 during the year December 31, 2019, due primarily to the exercise of stock warrants and stock options.

Net cash provided by financing activities was $71.2 million during the year December 31, 2018, due primarily to the following:

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

May 2018 Exercise of Warrants Held by Existing Institutional Investors

On May 18, 2018, certain existing institutional investors agreed to exercise existing warrants for which we agreed to reduce the exercise price for a portion of such warrants from $6.00, $9.00, $15.00 and $7.20, respectively, per share to $2.50 per share, provided that the investors exercise such warrants for cash immediately. Such investors exercised warrants to purchase 782,506 shares. Aggregate proceeds of approximately $2.0 million.

October 2018 Private Placement Transaction

On October 17, 2018, concurrent with the completion of the Merger, we issued to certain accredited investors in a private placement transaction an aggregate of 17,500,000 shares of our common stock and warrants to purchase 13,437,500 shares of common stock at an exercise price of $5.00 per share with a five-year term. Aggregate proceeds were approximately $70.0 million.

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

As of December 31, 2019, we had cash and cash equivalents of approximately $43.9 million. Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of December 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Tax Loss and Credit Carryforwards

As of December 31, 2019, we have approximately $73.8 million of federal and $47.4 million of state net operating loss carryforwards that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $41.9 million, if not utilized, will expire between 2029 and 2037. The federal net operating loss carryforwards of $31.9 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $25.5 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. Any change in ownership greater than 50% under Section 382 of the Internal Revenue Code places significant annual limitations on the use of such net operating loss carryforwards.

At December 31, 2019 and 2018, we recorded a 100% valuation allowance against our deferred tax assets of approximately $24.6 million and $20.0 million, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance against our deferred tax assets would increase net income in the period in which we make such a determination.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Marcum LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting is included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

ITEM 9B. OTHER INFORMATION

Award of 2019 Performance Bonuses and 2020 Equity Incentive Awards

On March 10, 2020, upon the recommendation of the compensation committee and pursuant to our 2014 Omnibus Stock Ownership Plan, our board of directors approved options to purchase our common stock as (i) performance bonuses for 2019 performance and (ii) equity-based incentive awards to our executive officers, as follows:

Name and Title	Number of Shares of Common Stock Underlying 2019 Performance Bonus Award	Number of Shares of Common Stock Underlying 2020 Equity Incentive Award
Peter L. Hoang President and Chief Executive Officer	41,200	388,800
Anthony Kim Chief Financial Officer	32,500	127,500
Juan Vera Chief Development Officer	26,600	113,400
Mythili Koneru Chief Medical Officer	23,900	116,100
Michael Loiacono Chief Accounting Officer	20,900	119,100
Nadia Agopyan Vice President, Regulatory Affairs	7,300	32,700
Gerald Garrett Vice President, Clinical Operations	1,700	38,300
Lina Hoang Vice President, Research & Development	14,600	25,400
Anna Szymanska Vice President, Quality	7,500	32,500

Each option award was granted with an exercise price of $2.12 per share, the closing price of our common stock on the Nasdaq Global Market on March 10, 2020, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such executive officer’s continued service on the applicable vesting date.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Management and Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

3.        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
3.1	Certificate of Incorporation	8-K	001-37939	3.4	10/17/18

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	000-37939	3.6	10/17/18

4.0	Form of Common Stock Certificate of Marker Therapeutics, Inc.	8-A/A	000-37939	4.1	10/17/18

4.1	Form of Common Stock Purchase Warrant	8-K	000-27239	4.1	8/14/14

4.2	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series A	8-K	000-27239	4.6	1/12/15

4.3	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series C	8-K	000-27239	4.8	1/12/15

4.4	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series D	8-K	000-27239	4.9	1/12/15

4.5	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series E	8-K	000-27239	4.10	1/12/15

4.6	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series A-1	8-K	000-27239	4.6	3/10/15

4.7	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series E-1	8-K	000-27239	4.10	3/10/15

4.8	Form of Amended Series A Warrant	8-K	000-27239	4.2	8/11/16

4.9	Form of Amended Series C Warrant	8-K	000-27239	4.3	8/11/16

4.10	Form of Amended Series D Warrant	8-K	000-27239	4.4	8/11/16

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
4.11	Form of Amended Series E Warrant	8-K	000-27239	4.5	8/11/16

4.12	Form of Amended Series A-1 Warrant	8-K	000-27239	4.6	8/11/16

4.13	Form of Amended Series D-1 Warrant	8-K	000-27239	4.7	8/11/16

4.14	Form of Series F Warrant	8-K	000-27239	4.9	8/11/16

4.15	Form of Series F-1 Warrant	8-K	000-27239	4.10	8/11/16

4.16	Form of August 2016 Private Placement Warrant	8-K	000-27239	4.1	8/11/16

4.17	Form of 2016 Private Placement Agent Warrant	8-K	000-27239	4.11	8/11/16

4.18	Form of June 2017 Private Placement Warrant	8-K	001-37939	4.1	6/22/17

4.19	Form of 2017 Private Placement Agent Warrant	8-K	001-37939	4.2	6/22/17

4.20	Form of Warrant Amendment Agreement August 2016 Private Placement	8-K	000-27239	10.3	8/11/16

4.21	Form of Warrant Exercise Agreement	8-K	001-37939	10.3	6/22/17

4.22	Form of Private Placement Warrant	8-K	001-37939	4.1	6/8/18

4.23	Form of Private Placement Warrant	8-K	001-37393	4.2	6/8/18

4.24	Form of Marker Warrant	8-K	001-37939	2.1	5/15/18

4.25	Description of Common Stock of Marker Therapeutics, Inc.					X

10.1	Form of Restructuring Agreement dated May 28, 2015	8-K	000-27239	10.1	6/3/15

10.2	Amended and Restated Restructuring Agreement, dated as of June 2, 2015	8-K	000-27239	10.1	6/5/15

10.3	Form of Securities Purchase Agreement (including registration rights)	8-K	001-37939	10.1	6/8/18

10.4	Registration Rights Agreement	8-K	001-37939	2.1	5/15/18

10.5	License and Assignment Agreement, dated July 21, 2015, with The Mayo Foundation for Medical Education and Research**	10-Q	000-27239	10.1	8/14/15

10.6	License and Assignment Agreement with Mayo Foundation for Medical Education and Research dated May 19, 2016**	10-Q	000-27239	10.1	8/15/16

10.7	Exclusive License Agreement between Baylor College of Medicine and Marker Therapeutics, Inc. dated March 16, 2018***	10-K	001-37939	10.21	3/15/19

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
10.8	Sponsored Research Contract between Baylor College of Medicine and Marker Therapeutics, Inc. dated November 16, 2018***	10-K	001-37939	10.22	3/15/19

10.9	2009 Stock Incentive Plan*	DEF14-C	000-27239	B	1/29/10

10.10	2014 Omnibus Stock Ownership Plan, as amended through August 29, 2017*	8-K	001-37939	10.1	9/5/17

10.11	Amendment to 2014 Omnibus Stock Ownership Plan, as amended *	8-K	001-37939	4.4	10/17/18

10.12	Form of Stock Option Award Agreement –Employee*	8-K	001-37939	10.3	10/23/18

10.13	Form of Stock Option Award Agreement – Non-Employee Director*	S-8	333-228056	10.1	10/30/18

10.14	Form of Stock Option Award Agreement – Consultant*	8-K	001-37939	10.2	10/23/18

10.15	Form of Restricted Stock Award Agreement – Consultant*	10-Q	000-27239	10.7	11/16/15

10.16	Employment Agreement between TapImmune Inc. and Peter Hoang dated as of September 22, 2017*	8-K	001-37939	10.1	9/25/17

10.17	Employment Agreement by and between TapImmune Inc. and Michael J. Loiacono dated as of August 25, 2016*	8-K	000-27239	10.1	8/25/16

10.18	Amendment to Employment Agreement between Marker Therapeutics, Inc. and Michael J. Loiacono dated as of November 27, 2018*	8-K	001-37939	10.2	12/3/18

10.19	Employment Agreement between Marker Therapeutics, Inc. and Anthony Kim dated as of November 27, 2018*	8-K	001-37939	10.3	12/3/18

10.20	Consulting Agreement between Dr. Juan Vera and Marker Therapeutics, Inc. dated October 19, 2018*	8-K	001-37939	10.1	10/23/18

10.21	Form of Director and Officer Indemnification Agreement*	10-K	001-37939	10.39	3/15/19

10.22	Amendment to Employment Agreement between Marker Therapeutics, Inc. and Peter Hoang, dated March 14, 2019*	10-K	001-37939	10.40	3/15/19

10.23	Employment Agreement between Marker Therapeutics, Inc. and Mythili Koneru, dated February 6, 2019.*	10-Q	001-37939	10.3	5/10/2019

21.1	List of Subsidiaries					X

23.1	Consent of Marcum LLP, an independent public accounting firm.					X

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith
24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).					X

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Dated: March 12, 2020

Marker Therapeutics, Inc.

By:	/s/ Peter Hoang
Peter Hoang
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Anthony Kim
Anthony Kim
Chief Financial Officer (Principal Financial and Accounting Officer)

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

 S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 12, 2020 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Peter Hoang	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020
Peter Hoang

/s/ Frederick Wasserman	Director	March 12, 2020
Frederick Wasserman

/s/ David Laskow-Pooley	Director	March 12, 2020
David Laskow-Pooley

/s/ John Wilson	Director	March 12, 2020
John Wilson

/s/ Juan Vera	Director	March 12, 2020
Juan Vera

/s/ N. David Eansor	Director	March 12, 2020
N. David Eansor

/s/ Steve Elms	Director	March 12, 2020
Steve Elms

/s/ Anthony Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020
Anthony Kim

 S-2

MARKER THERAPETUICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Marker Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marker Therapeutics, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 12, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Stockholders and Board of Directors of

Marker Therapeutics, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Marker Therapeutics, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company, and our report dated March 12, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ Marcum llp

Marcum llp

New York, NY

March 12, 2020

marker therapeutics, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$43,903,949	$61,746,748
Prepaid expenses and deposits	1,526,442	141,717
Interest receivable	56,189	108,177
Total current assets	45,486,580	61,996,642
Non-current assets:
Property, plant and equipment, net	417,528	147,668
Right-of-use assets, net	455,174	-
Total non-current assets	872,702	147,668

Total assets	$46,359,282	$62,144,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,757,680	$2,754,572
Lease liability	204,132	-
Warrant liability	31,000	49,000
Total current liabilities	1,992,812	2,803,572
Non-current liabilities:
Lease liability, net of current portion	280,247	-
Total non-current liabilities	280,247	-

Total liabilities	2,273,059	2,803,572

Commitments and contingencies (see Note 15)	-	-

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at December 31, 2019 and 2018, respectively	-	-
Common stock, $0.001 par value, 150 million shares authorized, 45.7 million and 45.4 million shares issued and outstanding as of December 31, 2019 and 2018, respectively	45,728	45,440
Additional paid-in capital	371,573,909	365,400,748
Accumulated deficit	(327,533,414)	(306,105,450)
Total stockholders' equity	44,086,223	59,340,738

Total liabilities and stockholders' equity	$46,359,282	$62,144,310

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018
Revenues:
Grant income	$213,194	$205,994
Total revenues	213,194	205,994
Operating expenses:
Research and development - intellectual property acquired	-	116,044,886
Research and development	12,764,804	7,952,870
General and administrative	9,977,196	24,379,871
Total operating expenses	22,742,000	148,377,627
Loss from operations	(22,528,806)	(148,171,633)
Other income (expense):
Change in fair value of warrant liabilities	18,000	(40,000)
Interest income	1,082,842	253,723
Net loss	$(21,427,964)	$(147,957,910)

Net loss per share, basic and diluted	$(0.47)	$(7.75)
Weighted average number of common shares outstanding	45,587,734	19,091,926

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-	Accumulated	Total Stockholders'
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2018	10,615,724	$10,616	$161,067,538	$(157,420,027)	$3,658,127
Issuance of common stock for research and development intellectual property	13,914,255	13,914	116,030,972	-	116,044,886
Issuance of common stock and warrants in private placement	18,800,000	18,800	73,101,200	-	73,120,000
Fees and legal costs relating to private placement	-	-	(6,175,000)	-	(6,175,000)
Stock options exercised for cash	10,416	10	18,115	-	18,125
Stock warrants exercised for cash	1,499,324	1,499	4,352,129	-	4,353,628
Stock warrants cashless exercised	280,760	280	(280)	-	-
Stock-based compensation	327,786	329	16,350,263	-	16,350,592
Repurchase of common stock to pay for employee withholding taxes	(7,561)	(8)	(71,702)	-	(71,710)
Fair value of repriced warrants as inducement	-	-	727,513	(727,513)	-
Net loss	-	-	-	(147,957,910)	(147,957,910)
Balance at December 31, 2018	45,440,704	45,440	365,400,748	(306,105,450)	59,340,738
Stock options exercised for cash	11,980	12	57,732	-	57,744
Warrants exercised for cash	190,258	190	758,543	-	758,733
Stock warrants cashless exercised	9,449	9	(9)	-	-
Stock-based compensation	76,440	77	5,356,895	-	5,356,972
Net loss	-	-	-	(21,427,964)	(21,427,964)
Balance at December 31, 2019	45,728,831	$45,728	$371,573,909	$(327,533,414)	$44,086,223

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(21,427,964)	$(147,957,910)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	105,123	-
Changes in fair value of warrant liabilities	(18,000)	40,000
Stock-based compensation	5,356,972	16,350,592
Amortization on right-of-use assets	181,459	-
Research and development - intellectual property acquired	-	116,044,886
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,384,725)	(90,567)
Interest receivable	51,988	(108,177)
Accounts payable and accrued expenses	(963,967)	1,241,260
Lease liability	(185,179)	-
Net cash used in operating activities	(18,284,293)	(14,479,916)
Cash Flows from Investing Activities:
Purchase of property and equipment	(374,983)	(147,668)
Net cash used in investing activities	(374,983)	(147,668)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in private placement, net of offering costs	-	66,945,000
Proceeds from exercise of stock options	57,744	18,125
Proceeds from exercise of warrants, net of offering costs	758,733	4,353,628
Repurchase of common stock to pay for employee withholding taxes	-	(71,710)
Net cash provided by financing activities	816,477	71,245,043
Net (decrease) increase in cash	(17,842,799)	56,617,459

Cash and cash equivalents at beginning of year	61,746,748	5,129,289
Cash and cash equivalents at end of year	$43,903,949	$61,746,748

	For the Years Ended
	December 31,
	2019	2018
Supplemental schedule of non-cash financing activities:
Fair value of repriced warrants as inducement	$-	$727,513
Stock warrants cashless exercised	$9	$280

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS DECEMBER 31, 2019 AND 2018

Note 1:	Nature of Operations

Marker Therapeutics, Inc., a Delaware corporation (the “Company” or “we”), is a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies and innovative peptide-based vaccines for the treatment of hematological malignancies and solid tumor indications. The Company’s MultiTAA-specific T cell technology is based on the selective expansion of non-engineered, tumor-specific T cells that recognize tumor associated antigens, which are tumor targets, and kill tumor cells expressing those targets. These T cells are designed to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. The Company was incorporated in Nevada in 1992 and reincorporated in Delaware in October 2018.

Note 2:	BASIS OF PRESENTATION AND MANAGEMENT PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Any reference in these footnotes to applicable guidance is meant to refer to the authoritative U.S. generally accepted accounting principles (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The Company has not generated any revenue from product sales to date and, if the Company does not successfully obtain regulatory approval and commercialize any of its product candidates, the Company will not be able to generate product revenue or achieve profitability.

The Company is subject to risks common to companies in the biotechnology industry and the future success of the Company is dependent on its ability to successfully complete the development of, and obtain regulatory approval for its product candidates, manage the growth of the organization, obtain additional financing necessary in order to develop, launch and commercialize its product candidates, and compete successfully with other companies in its industry. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such annual results.

Note 3:	SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Marker Cell Therapy, Inc. and GeneMax Pharmaceuticals Inc. – a dormant subsidiary that wholly owns GeneMax Pharmaceuticals Canada, Inc. All significant intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ materially from those estimates. Significant areas requiring management’s estimates and assumptions include valuation allowance on deferred tax assets, determining the fair value of stock-based compensation and stock-based transactions, the fair value of the components of the warrant liabilities and accrued liabilities.

Liquidity, Financial Condition and Management’s Plans

As of December 31, 2019, the Company had cash and cash equivalents of approximately $43.9 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

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

Based on the Company’s revised clinical and research and development plans and its revised timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of December 31, 2019 will enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2021. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

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

.

Research and Development – Intellectual Property Acquired

The Company evaluates whether acquired intangible assets are a business under applicable accounting standards. Additionally, the Company evaluates whether the acquired assets have an alternative future use. Intangible assets that do not have alternative future use are considered acquired in-process research and development. When the acquired in-process research and development assets are not part of a business combination, the value of the consideration paid is expensed on the acquisition date. Future costs to develop these assets are recorded to research and development expense as they are incurred.

Cash, Cash Equivalents and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2019 consisted of cash and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of December 31, 2019, approximately $0.1 million in cash was uninsured based upon the FDIC insurance coverage limits.

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

Stock-Based Compensation

The Company incurs stock-based compensation expense related to the issuance of common stock and stock options. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life. The Company amortizes the fair value of the awards expected to vest on a straight-line basis over the requisite service period of the awards. Expected volatility is based on historical volatility. The expected life of options granted is based on historical expected life. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant. The forfeiture rate is based on historical data. The dividend yield is based on the fact that no dividends have been paid historically and none are currently expected to be paid in the foreseeable future:

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2019, and 2018, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2019 and 2018.

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

Loss per Common Share

Basic loss per share includes only the weighted average common shares outstanding, without consideration of potentially dilutive securities. Diluted loss per share includes the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.

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

Improvements to Non-Employee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 “Improvements to Non-employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company has early adopted the new standard effective January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 4:	ASSET ACQUISITION

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

The following table sets forth the computation of loss per share for the years ended December 31, 2019 and 2018, respectively:

	For the Years Ended
	December 31,
	2019	2018
Numerator:
Net loss	$(21,427,964)	$(147,957,910)

Denominator:
Weighted average common shares outstanding	45,587,734	19,091,926

Net loss per share data:
Basic and diluted	$(0.47)	$(7.75)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2019	2018
Common stock options	4,983,000	4,120,000
Common stock purchase warrants	22,605,000	22,989,000
Common stock warrants - liability treatment	59,000	27,000
Potentially dilutive securities	27,647,000	27,136,000

Note 6:	PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2019 and 2018, respectively:

		December 31,	December 31,
	Estimated Useful Lives	2019	2018
Lab equipment	5 Years	$111,000	$-
Computers, equipment and software	3-5 Years	211,000	66,000
Office furniture	5 Years	178,000	82,000
Leasehold improvements	Lesser of lease term or estimated useful life	23,000	-
Total		523,000	148,000
Less: accumulated depreciation		(105,000)	-
Property and equipment, net		$418,000	$148,000

Depreciation expense for the year ended December 31, 2019 was $105,000. Furniture and computer equipment were placed in use on January 1, 2019 therefore no depreciation expense was recorded during the year ended December 31, 2018.

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

The Company excludes short-term leases having initial terms of 12 months or less from the new accounting guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. During the fiscal year ended December 31, 2019, the Company had two lease agreements, an office at the Florida Atlantic Research and Development Authority and laboratory space located at the Texas Medical Center in Houston, which are included in short-term lease expense below.

At December 31, 2019, the Company had operating lease liabilities of approximately $484,000 and right of use assets of approximately $455,000, which were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

For the Year Ended
December 31, 2019
Operating lease expense summary:
Operating lease expense	$220,000
Short-term lease expense	100,000
Variable lease expense	90,000
Total	$410,000

Other information:
Operating cash flows from operating leases for the twelve months ended December 31, 2019	$225,000
Right of use assets exchanged for new operating lease liabilities as of adoption date	$670,000
Weighted-average remaining lease term as of December 31, 2019 – operating leases	1.6
Weighted-average discount rate as of adoption date – operating leases	6.8%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

Year ended December 31, 2020	$231,000
Year ended December 31, 2021	226,000
Year ended December 31, 2022	68,000
Total	$525,000
Less present value discount	(41,000)
Operating lease liabilities included in the Consolidated Balance Sheet at December 31, 2019	$484,000

Total rental expense under the Company’s operating leases was $220,000 and $175,600 for the years ended December 31, 2019 and 2018, respectively.

Note 8:             accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018
Accounts payable	$993,000	$1,619,000
Compensation and benefits	323,000	416,000
Professional fees	94,000	236,000
Technology license fees	105,000	80,000
Investor relations fees	-	297,000
Other	243,000	106,000
Total accounts payable and accrued liabilities	$1,758,000	$2,754,000

Note 9:           WARRANT LIABILITY

A weighted average summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the years ended 2019 and 2018, respectively:

	Weighted Average Inputs
	For the Years Ended
	December 31,
	2019	2018
Exercise price	$6.92	$9.72
Contractual term (years)	0.05	1.08
Volatility (annual)	83%	99%
Risk-free rate	2%	2%
Dividend yield (per share)	0%	0%

The foregoing assumptions are recalculated every reporting period and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

The following table presents changes in Level 3 warrant liabilities, reflected in accrued expenses measured at fair value for the years ended December 31, 2019 and 2018, respectively:

Warrant
Liability
Balance – January 1, 2018	$9,000
Change in fair value of warrant liability	40,000
Balance – December 31, 2018	49,000
Change in fair value of warrant liability	(18,000)
Balance – December 31, 2019	$31,000

Note 10:         FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under warrant liability:

Fair value measured at December 31, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Warrant liability	$-	$-	$31,000	$31,000

Fair value measured at December 31, 2018
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Warrant liability	$-	$-	$49,000	$49,000

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2019 and 2018, respectively.

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

Note 11:         stockholders’ equity

Preferred Stock

The Company has authorized up to 5,000,000 shares of preferred stock, $0.001 par value per share, for issuance. The preferred stock will have such rights, privileges and restrictions, including voting rights, dividend conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s board of directors upon its issuance. To date, the Company has not issued any preferred shares.

Common Stock

The Company has authorized up to 150,000,000 shares of common stock, $0.001 par value per share, for issuance. Significant 2019 and 2018 common stock transactions were as follows:

2019 Common Stock Transactions

Consulting Arrangements

During the twelve months ended December 31, 2019, the Company issued 47,400 shares of common stock in connection with consulting agreements. The fair value of the common stock of approximately $265,000 was recognized as stock-based compensation expense in general and administrative expenses.

Board Compensation

During the twelve months ended December 31, 2019, the Company issued an aggregate of 29,040 shares of common stock to its non-employee directors. The fair value of the common stock of approximately $174,000 was recognized as stock-based compensation expense in general and administrative expenses.

2018 Common Stock Transactions

The Merger

Pursuant to the Merger discussed in Note 4 above, the Company issued 13,914,255 shares of common stock to shareholders of Marker Cell Therapy, Inc. The fair market value of the shares issued pursuant to the merger was $116.0 million.

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

Note 12:        WARRANTS

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of December 31, 2019 and 2018, respectively, and changes during the period is presented below:

	Number of	Weighted Average	Weighted Average Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2018	6,520,000	$6.11	3.16	$1,733,000
Warrants granted	18,484,000	4.45	-	-
Exercised for cash	(1,499,000)	6.79	-	-
Cashless exercised	(281,000)	4.03	-	-
Expired or cancelled	(208,000)	4.00	-	-
Balance -December 31, 2018	23,016,000	4.78	4.29	26,066,000
Warrants granted	45,000	4.26	-	-
Exercised for cash	(190,000)	3.99	-	-
Cashless exercise	(17,000)	2.38	-	-
Expired or cancelled	(190,000)	13.63	-	-
Balance - December 31, 2019	22,664,000	$4.71	3.33	$954,000

2019 Warrant Transactions

Exercise of Stock Warrants

During the twelve months ended December 31, 2019, certain outstanding warrants were exercised for 190,258 shares of common stock providing aggregate proceeds to the Company of approximately $759,000.

Additionally, during the twelve months ended December 31, 2019, the Company issued 9,449 shares of common stock upon cashless exercises of stock warrants, which resulted in cancellation of 7,211 shares of common stock subject to such warrants.

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

Note 13:        stock OPTION PLANS

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

On August 29, 2017, the 2014 Plan was amended to increase the shares reserved under the Plan to 1.4 million shares, and on October 16, 2018 the 2014 Plan was amended to increase the shares reserved under the Plan to 8.0 million shares. As of December 31, 2019, approximately 2.5 million options are available to be issued from the 2014 Plan.

Stock Options

A summary of the Company’s stock option activity is as follows for stock options:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2018	489,255	$7.08	$42,000	8.1
Granted	3,704,855	8.89	-	9.8
Exercised	(10,416)	1.74	-	-
Canceled	(63,226)	6.00	-	-
Outstanding as of December 31, 2018	4,120,468	8.59	$339,000	9.1
Granted	1,172,500	4.70	-	9.5
Exercised	(11,980)	4.82	-	-
Canceled	(297,674)	8.15	-	-
Outstanding as of December 31, 2019	4,983,314	$7.79	$18,000	8.9
Options vested and exercisable	1,281,957	$8.34	$18,000	8.6

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2019 and 2018, respectively, were as follows:

	For the Years Ended
	December 31,
	2019	2018
Exercise price	$4.70	$8.89
Expected term (years)	6.0	10.0
Expected stock price volatility	126%	200%
Risk-free rate of interest	2%	3%
Expected dividend rate	0%	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Years Ended
	December 31,
	2019	2018
Stock Compensation expenses:
Research and development	$2,574,000	$1,265,000
General and administrative	2,783,000	15,086,000
Total stock compensation expenses	$5,357,000	$16,351,000

At December 31, 2019, the total stock-based compensation cost related to unvested awards not yet recognized was $14.9 million. The expected weighted average period compensation costs to be recognized was 3.0 years. Future option grants will impact the compensation expense recognized.

Note 14:	grant INCOME

During the years ended December 31, 2019 and 2018, the Company received $0.2 million of a grant awarded to Mayo Foundation from the U.S. Department of Defense for the Phase II Clinical Trial of TPIV200. The grant compensated the Company for clinical supplies manufactured and provided by the Company for the clinical study. In accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” issued by the Financial Accounting Standards Board, the Company recorded the $0.2 million of grant income as revenue.

Note 15:	COMMITMENTS AND CONTINGENCIES

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

Note 16:	LEGAL PROCEEDINGS

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

Note 17:	RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded during the respective periods:

	For the Years Ended
	December 31,
	2019	2018
Research and development	$302,000	$138,000
General and administrative	-	-
Total	$302,000	$138,000

Sponsored Research Agreement with The Baylor College of Medicine (“BCM”). On November 16, 2018, in furtherance of the BCM License Agreement and as contemplated by the terms thereof, the Company entered in a Sponsored Research Agreement (“SRA”) with BCM, which provided for the conduct of research for the Company by credentialed personnel at BCM’s Center for Cell and Gene Therapy.

During the years ended December 31, 2019 and 2018, the Company incurred approximately $69,000 and $77,000, respectively, to BCM under the SRA.

Clinical Supply Agreement with BCM. On September 9, 2019, in furtherance of the BCM License Agreement and as contemplated by the terms thereof, the Company entered in a Clinical Supply Agreement (“CSA”) with BCM, which provided for BCM to provide to the Company multi tumor antigen specific products.

During the year ended December 31, 2019, the Company did not incur any expenses under the CSA.

Consulting Agreement with Dr. Juan Vera. On October 19, 2018, after the closing of the Company’s merger, the Company entered into a consulting agreement with Dr. Juan Vera, a member of the Company’s board of directors, to serve as the Company’s Chief Development Officer. On September 1, 2019, Dr. Vera became an employee of the Company and his consulting agreement was terminated.

During the years ended December 31, 2019 and 2018, the Company incurred approximately $233,000 and $61,000, respectively, of expenses under Dr. Vera’s consulting agreement.

NOTE 18:	INCOME TAXES

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2019 and 2018.

The effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2019 and 2018 are as follows:

		For the Years Ended December 31,
		2019	2018
Deferred Tax Assets
	Net Operating Loss Carryforward	$17,166,000	$13,596,000
	Stock-Based Compensation	6,538,000	5,741,000
	License Agreements	177,000	206,000
	Research and Development	733,000	406,000
	Charitable Contributions	9,000	3,000
	Operating Lease Liability	115,000	-
		24,738,000	19,952,000
Less:	Valuation Allowance	(24,632,000)	(19,952,000)
Total Deferred Tax Assets		106,000	-

Deferred Tax Liabilities
	Fixed Assets	(106,000)	-
		-	-
Total Deferred Tax Liabilities		(106,000)	-

Net Deferred Tax Assets/(Liabilities)		$-	$-

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2019 and 2018. The valuation allowance increased by $4.7 million as of December 31, 2019. The Company has research and development tax credit carryforwards of $730,000 available to offset future federal income taxes. The research and development tax credit carryforwards begin to expire in 2030.

The Company has approximately $73.8 million of federal and $47.4 million of state Net Operating Losses (“NOL”s) that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $41.9 million, if not utilized, will expire between 2029 and 2037. The federal net operating loss carryforwards of $31.9 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $25.5 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

The Company’s income tax returns for 2015 to 2018 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.

For the years ended December 31, 2019 and 2018, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2019		2018
	Amount	Percent of Pretax Income/(Loss)	Amount	Percent of Pretax Income/(Loss)
U.S. federal statutory rate	$(4,500,000)	21.00%	$(31,071,000)	21.00%
State taxes, net of federal benefit	(600,000)	2.80%	(1,383,000)	0.93%
Tax rate change	665,000	-3.10%	-	0.00%
Permanent Differences
- Non-deductible write-off of acquired R&D expenses	-	0.00%	24,369,000	-16.47%
- Change in fair value of derivative liabilities	(4,000)	0.02%	8,000	-0.01%
- Other permanent differences	32,000	-0.15%	4,000	0.00%
Change in valuation allowance	4,681,000	-21.85%	8,073,000	-5.46%
Deferred true-up	(274,000)	1.28%	-	0.00%
Income tax provision/(benefit)	$-	0.00%	$-	0.00%

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2019, and 2018, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

NOTE 19:	SUBSEQUENT EVENT

Aspire Common Stock Purchase Agreement

On February 28, 2020, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of the Company’s common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 345,357 shares of the Company’s common stock (the “Commitment Shares”). Under the Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per business day, up to $30.0 million of the Company’s common stock in the aggregate at a per share price (the “Purchase Price”) equal to the lesser of:

•	the lowest sale price of the Company’s common stock on the purchase date; or

•	the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date.

The Company and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 shares per business day.

In addition, on any date on which the Company submits a Purchase Notice to Aspire Capital in an amount equal to at least 100,000 shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.

The Purchase Price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the Purchase Price. The Company may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The Purchase Agreement provides that the Company and Aspire Capital shall not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of the Company’s common stock is less than $0.25. There are no trading volume requirements or restrictions under the Purchase Agreement, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by the Company at any time, at its discretion, without any cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the Purchase Agreement. Any proceeds from the Company receives under the Purchase Agreement are expected to be used for working capital and general corporate purposes.

The Purchase Agreement provides that the number of shares that may be sold pursuant to the Purchase Agreement will be limited to 9,232,814 shares, including the Commitment Shares, or the Exchange Cap, which represents 19.99% of the Company’s outstanding shares of Common Stock as of February 28, 2020, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the Purchase Agreement is equal to or greater than $2.41, which was the Closing Sale Price immediately preceding the execution of the Purchase Agreement. The Company is not required or permitted to issue any shares of Common Stock under the Purchase Agreement if such issuance would breach its obligations under the rules or regulations of The Nasdaq Global Market.

Concurrently with entering into the Purchase Agreement, the Company also entered into a registration rights agreement with Aspire Capital, pursuant to which the Company filed with the SEC a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 (File No. 333-232122) registering all of the shares of common stock that may be offered to Aspire Capital from time to time, including the Commitment Shares.