Form 10-Q
period 2020-03-31
Marker Therapeutics, Inc.
filed 2020-05-11
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

MARKER THERAPEUTICS, INC.

(Name of registrant in its charter)

DELAWARE	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Southwest Freeway, Suite 2240 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713) 400-6400
(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MRKR	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 4, 2020, the Company had 46,532,522 shares of common stock issued and outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$40,255,062	$43,903,949
Prepaid expenses and deposits	1,716,092	1,526,442
Interest receivable	24,605	56,189
Total current assets	41,995,759	45,486,580
Non-current assets:
Property, plant and equipment, net	482,084	417,528
Right-of-use assets, net	407,813	455,174
Total non-current assets	889,897	872,702

Total assets	$42,885,656	$46,359,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,955,293	$1,757,680
Lease liability	209,081	204,132
Warrant liability	-	31,000
Total current liabilities	3,164,374	1,992,812
Non-current liabilities:
Lease liability, net of current portion	226,111	280,247
Total non-current liabilities	226,111	280,247

Total liabilities	3,390,485	2,273,059

Commitments and contingencies (see Note 9)	-	-

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, 150 million shares authorized, 46.5 million and 45.7 million shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	46,532	45,728
Additional paid-in capital	373,467,697	371,573,909
Accumulated deficit	(334,019,058)	(327,533,414)
Total stockholders' equity	39,495,171	44,086,223

Total liabilities and stockholders' equity	$42,885,656	$46,359,282

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$3,816,618	$2,832,695
General and administrative	2,826,995	2,805,775
Total operating expenses	6,643,613	5,638,470
Loss from operations	(6,643,613)	(5,638,470)
Other income (expense):
Change in fair value of warrant liabilities	31,000	(9,000)
Interest income	126,969	328,545
Net loss	$(6,485,644)	$(5,318,925)

Net loss per share, basic and diluted	$(0.14)	$(0.12)
Weighted average number of common shares outstanding	46,084,383	45,465,754

  See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Capital	Deficit	Equity
Balance at January 1, 2020	45,728,831	$45,728	$371,573,909	$(327,533,414)	$44,086,223
Warrants exercised for cash	458,334	459	549,541	-	550,000
Issuance of common stock as commitment fee for future financing	345,357	345	(345)	-	-
Stock-based compensation	-	-	1,344,592	-	1,344,592
Net loss	-	-	-	(6,485,644)	(6,485,644)
Balance at March 31, 2020	46,532,522	$46,532	$373,467,697	$(334,019,058)	$39,495,171

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Capital	Deficit	Equity
Balance at January 1, 2019	45,440,704	$45,440	$365,400,748	$(306,105,450)	$59,340,738
Stock options exercised for cash	11,980	12	57,732	-	57,744
Warrants exercised for cash	1,799	2	5,377	-	5,379
Stock-based compensation	30,000	30	1,525,946	-	1,525,976
Net loss	-	-	-	(5,318,925)	(5,318,925)
Balance, March 31, 2019	45,484,483	$45,484	$366,989,803	$(311,424,375)	$55,610,912

  See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(6,485,644)	$(5,318,925)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	35,265	10,514
Changes in fair value of warrant liabilities	(31,000)	9,000
Stock-based compensation	1,344,592	1,525,976
Amortization on right-of-use assets	47,361	44,211
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(189,650)	(74,716)
Interest receivable	31,584	(4,023)
Accounts payable and accrued expenses	1,197,613	(27,628)
Lease liability	(49,187)	(44,575)
Net cash used in operating activities	(4,099,066)	(3,880,166)
Cash Flows from Investing Activities:
Purchase of property and equipment	(99,821)	(223,126)
Net cash used in investing activities	(99,821)	(223,126)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	-	57,744
Proceeds from exercise of warrants	550,000	5,379
Net cash provided by financing activities	550,000	63,123
Net decrease in cash	(3,648,887)	(4,040,169)

Cash and cash equivalents at beginning of the period	43,903,949	61,746,748
Cash and cash equivalents at end of the period	$40,255,062	$57,706,579

	For the Three Months Ended
	March 31,
	2020	2019
Supplemental schedule of non-cash financing activities:
Issuance of common stock as commitment fee for future financing	$345	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at March 31, 2020 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K filed on March 12, 2020.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2020, the Company had cash and cash equivalents of approximately $40.3 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

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

Based on the Company’s revised clinical and research and development plans and its revised timing expectations related to the progress of its programs, and buildout of manufacturing and research facilities, and expansion of the Company’s corporate headquarters, discussed in Footnotes #6, #9 and #13 below, the Company expects that its cash and cash equivalents as of March 31, 2020 will enable the Company to fund its operating expenses and capital expenditure requirements into the latter half of the second quarter of 2021. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term liquidity due to the COVID-19 pandemic. However, the Company will continue to assess the effect of the pandemic on its operations, including its clinical programs. The extent to which the COVID-19 pandemic will impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of its common stock.

Note 4: SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Standards Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures

Note 5: NET LOSS PER SHARE

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

The following table sets forth the computation of net loss per share:

	For the Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss	$(6,485,644)	$(5,318,925)

Denominator:
Weighted average common shares outstanding	46,084,383	45,465,754

Net loss per share data:
Basic and diluted	$(0.14)	$(0.12)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,
	2020	2019
Common stock options	6,291,000	4,538,000
Common stock purchase warrants	21,381,000	22,979,000
Common stock warrants - liability treatment	-	27,000
Potentially dilutive securities	27,672,000	27,544,000

Note 6: LEASES

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

At March 31, 2020, the Company had operating lease liabilities of approximately $0.4 million and right of use assets of approximately $0.4 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Three Months Ended
	March 31,
	2020	2019
Operating lease expense summary:
Operating lease expense	$55,000	$55,000
Short-term lease expense	19,000	22,000
Variable lease expense	15,000	15,000
Total	$89,000	$92,000

Other information:
Right of use assets exchanged for new operating lease liabilities as of adoption date	$670,000
Weighted-average remaining lease term as of March 31, 2020 – operating leases	1.5
Weighted-average discount rate as of adoption date – operating leases	6.8%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

Nine months ended December 31, 2020	$174,000
Year ended December 31, 2021	226,000
Year ended December 31, 2022	68,000
Total	$468,000
Less present value discount	(33,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2020	$435,000

On March 23, 2020, the Company entered into an agreement to expand its corporate headquarters in Houston, Texas, which is expected to commence in the third quarter of 2020. The initial lease term is ten years with two five-year renewal options. Fixed rent payments under the initial term are approximately $5.6 million. Additionally, the Company is also responsible for its share of operating expenses.

On March 30, 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. The lease is contingent upon the landlord’s successful acquisition of the property and is expected to commence in the second or third quarter of 2020. The initial lease term is ten years with two five-year renewal options. Fixed rent payments under the initial term are approximately $11.1 million. Additionally, the Company is also responsible for its share of operating expenses.

Note 7: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of March 31, 2020 and December 31, 2019, respectively:

	March 31,	December 31,
	2020	2019
Accounts payable	$1,659,000	$993,000
Compensation and benefits	616,000	323,000
Professional fees	363,000	94,000
Technology license fees	80,000	105,000
Other	237,000	243,000
Total accounts payable and accrued liabilities	$2,955,000	$1,758,000

Note 8: WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

During the three months ended March 31, 2020, all of the Company’s common stock purchase warrants previously treated as a liability expired.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2020 and 2019 is as follows:

	Weighted Average Inputs
	For the Three Months Ended
	March 31,
	2020	2019
Exercise price	$-	$9.72
Contractual term (years)	-	0.83
Volatility (annual)	-	97%
Risk-free rate	-	2%
Dividend yield (per share)	-	0%

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Warrant liability:

Fair value measured at March 31, 2020
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2020
Warrant liability	$-	$-	$-	$-

Fair value measured at December 31, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Warrant liability	$-	$-	$31,000	$31,000

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

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2020:

Warrant
Liability
Balance – January 1, 2020	$31,000
Change in fair value of warrant liability	(31,000)
Balance – March 31, 2020	$-

Note 9: commitmentS AND CONTINGENCIES

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

On March 26, 2020 the Company entered into an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in a manufacturing facility, which the Company expects to lease with a commencement date in the second or third quarter of 2020. The total fees for this project to be substantially completed by December 31, 2020 are estimated to be $6.0 million.

Note 10: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Exercise of Stock Warrants

During the three months ended March 31, 2020, certain outstanding warrants were exercised for 458,334 shares of common stock providing aggregate proceeds to the Company of approximately $0.6 million.

Aspire Capital

On February 28, 2020, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of the Company’s common stock over the 30-month term of the purchase agreement. In consideration for entering into the purchase agreement, the Company issued to Aspire Capital 345,357 shares of the Company’s common stock as a commitment fee. The Company recorded the commitment fee to additional paid in capital. As of March 31, 2020, Aspire Capital had not purchased any shares under the Purchase Agreement.

The Company may request daily up to 0.1 million shares to be purchased with a maximum purchase commitment of 9.2 million shares over the term of the arrangement. The purchase price will generally be 97% of the stock price on the date of purchase.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of March 31, 2020 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2020	22,664,000	$4.71	3.33	$954,000
Exercised for cash	(458,000)	1.20	-	-
Expired or cancelled	(825,000)	7.10	-	-
Balance - March 31, 2020	21,381,000	$4.69	3.28	$-

Note 11: STOCK-BASED COMPENSATION

Stock Options

Award of 2019 Performance Bonuses and 2020 Equity Incentive Awards

On March 10, 2020, upon the recommendation of the compensation committee and pursuant to the Company’s 2014 Omnibus Stock Ownership Plan, the Company’s board of directors approved a total of 1,170,000 options to purchase the Company’s common stock as (i) performance bonuses for 2019 performance and (ii) equity-based incentive awards to the Company’s executive officers. Each option award was granted with an exercise price of $2.12 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on March 10, 2020, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such executive officer’s continued service on the applicable vesting date. Additionally, on March 10, 2020, the Company issued 111,000 options to purchase the Company’s common stock to other employees of the Company as equity-based incentive awards. Each option award was granted with an exercise price of $2.12 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on March 10, 2020, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such executive officer’s continued service on the applicable vesting date.

The above awards were in addition to stock option awards issued during the three months ended March 31, 2020 to new employees upon their commencement of employment with the Company.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2020	4,983,000	$7.79	$18,000	8.9
Granted	1,321,000	2.14	-	9.9
Cancelled	(13,000)	7.26	-	-
Outstanding as of March 31, 2020	6,291,000	$6.60	$-	8.9
Options vested and exercisable	1,610,000	$8.17	$-	8.4

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the three months ended March 31, 2020 was as follows:

For the Three Months Ended
March 31, 2020
Exercise price	$2.14
Expected term (years)	6.0
Expected stock price volatility	109%
Risk-free rate of interest	1%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended
	March 31,
	2020	2019
Stock Compensation expenses:
Research and development	$781,000	$687,000
General and administrative	564,000	839,000
Total stock compensation expenses	$1,345,000	$1,526,000

At March 31, 2020, the total stock-based compensation cost related to unvested awards not yet recognized was $15.9 million. The expected weighted average period compensation costs to be recognized was approximately 3.0 years. Future option grants will impact the compensation expense recognized.

Note 12: RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded during the respective periods:

	For the Three Months Ended
	March 31,
	2020	2019
Research and development	$235,000	$88,500
Total	$235,000	$88,500

Sponsored Research Agreements with The Baylor College of Medicine (“BCM”). On November 16, 2018 and February 1, 2020, in furtherance of the BCM License Agreement and as contemplated by the terms thereof, the Company entered in Sponsored Research Agreements (“SRAs”) with BCM, which provided for the conduct of research for the Company by credentialed personnel at BCM’s Center for Cell and Gene Therapy.

During the quarters ended March 31, 2020 and 2019, the Company incurred approximately $35,000 and $7,500, respectively, of expenses to BCM under the two SRAs.

Clinical Supply Agreement with BCM. On September 9, 2019, in furtherance of the BCM License Agreement and as contemplated by the terms thereof, the Company entered in a Clinical Supply Agreement (“CSA”) with BCM, which provided for BCM to provide to the Company multi tumor antigen specific products.

During the quarter ended March 31, 2020, the Company incurred approximately $200,000 of expenses to BCM under the CSA.

Consulting Agreement with Dr. Juan Vera. On October 19, 2018, after the closing of the Company’s merger, the Company entered into a consulting agreement with Dr. Juan Vera, a member of the Company’s board of directors, to serve as the Company’s Chief Development Officer. On September 1, 2019, Dr. Vera became an employee of the Company and his consulting agreement was terminated.

During the quarter ended March 31, 2019, the Company incurred approximately $81,000 of expenses under Dr. Vera’s consulting agreement.

Note 13: SUBSEQUENT EVENT

On April 30, 2020, the Company entered into a lease for a research facility in Houston, Texas. The lease term is 71 months. Fixed rent payments under the initial term are approximately $1.1 million. Additionally, the Company is also responsible for its share of operating expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe”, “expect”, “anticipate”, “plan”, “target”, “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this Quarterly Report on Form 10-Q, and the risks discussed in our other filings with the SEC. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstance that arise after the date hereof.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three months ended March 31, 2020 included in this Quarterly Report.

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies and innovative peptide-based vaccines for the treatment of hematological malignancies and solid tumor indications. We developed our lead product candidates from our MultiTAA-specific T cell technology, which is based on the selective expansion of non-engineered, tumor-specific T cells that recognize tumor associated antigens, or TAAs, which are tumor targets, and then kill tumor cells expressing those targets. These T cells are designed to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. We are advancing two pipelines of product candidates as part of our MultiTAA-specific T cell program: the autologous T cells for the treatment of lymphoma, multiple myeloma, or MM, and selected solid tumors and the allogeneic T cells for the treatment of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL. Because we do not genetically engineer the MultiTAA-specific T cell therapies, we believe that our product candidates are easier and less expensive to manufacture, have lower toxicities than current engineered chimeric antigen receptor, or CAR-T, and T cell receptor-based therapies and may provide patients with meaningful clinical benefit. We are also developing innovative peptide-based immunotherapeutic vaccines for the treatment of metastatic solid tumors.

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

We submitted an investigational new drug, or IND, application to the United States Food and Drug Administration, or the FDA to initiate a Phase 2 clinical trial of MultiTAA-specific T cell therapy, which we refer to as MT-401, in post-allogeneic hematopoietic stem cell transplant patients with AML in both the adjuvant and active disease setting, which may become pivotal pending the results of the interim analysis. The dose administered in this multicenter trial is the current maximum tolerated dose from the ongoing Phase 1/2 trial. In the adjuvant setting, patients will be randomized to either MultiTAA-specific T cell therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group. In February 2020, we announced that the FDA has permitted us to initiate our Phase 2 clinical trial beginning with a safety lead-in portion of the trial. We expect that we will be delayed in initiating this trial per previously communicated timelines due to the COVID-19 pandemic. See “—Clinical Program Updates.” In April 2020, the FDA granted orphan drug designation to MT-401 for the treatment of AML after receiving an allogenic stem cell transplant.

We reported interim data for an ongoing Phase 1/2 clinical trial of the MultiTAA-specific T cell therapy for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, we have observed a clinical benefit correlated with the post-infusion detection of tumor-reactive T cells in patient peripheral blood and within tumor biopsy samples in patients in the tumor-resection arm of the trial. These T cells exhibited activity against both targeted antigens and non-targeted TAAs, indicating induction of antigen spreading. To date, we have not observed any drug-related systemic toxicity or neurotoxicity in this trial.

We are also evaluating the MultiTAA-specific T cell therapies in a Phase 2 clinical trial for the treatment of breast cancer and in Phase 1 clinical trials for the treatment of ALL, lymphoma, MM and sarcoma, all of which are being conducted by BCM. As of December 2019, the MultiTAA-specific T cell therapies have been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidents of cytokine release syndrome or neurotoxicity, which are frequently associated with CAR-T therapies. Our ongoing clinical trials may be also affected by the COVID-19 pandemic. Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the MultiTAA-specific T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells. We may initiate additional Phase 2 clinical trials investigating other indications in addition to our planned Phase 2 trial in post-transplant AML patients.

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below:

Clinical Program Updates

MT-401 for the Treatment of Post-Transplant AML

In February 2020, we announced that the FDA lifted the clinical hold on the Phase 2 clinical trial investigating the safety and efficacy of MT-401 for the treatment of patients with AML post-transplant permitting us to initiate the trial with the safety lead-in portion that is expected to enroll approximately six patients. Three patients will be dosed with MT-401 manufactured using the legacy reagent used in the Phase 1 trial, and three patients will be dosed with MT-401 manufactured using a new reagent from an alternative supplier. We anticipate using this supplier for clinical and commercial manufacturing of MT-401. The FDA placed a partial clinical hold on the trial for the use of the MT-401 product manufactured using one of the reagents supplied by the alternative supplier until the final data and certificate of analysis for the reagent are reviewed and accepted by the FDA. As a result of the COVID-19 pandemic, we may be delayed in our ability to enroll the first three patients in the safety lead-in portion of the trial, but we continue to work to identify clinical trial sites. Further, our alternate supplier has notified us that they will also be delayed in providing the new reagent for MT-401, along with the final data and certificate of analysis required by the FDA to satisfy the requirements for lifting the partial hold. Accordingly, we expect that we will be delayed in initiating the Phase 2 trial per previously communicated timelines.

Results of Operations

In this discussion of our results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Comparison of the Three Months Ended March 31, 2020 and March 31, 2019

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019	Change
Operating expenses:
Research and development	3,817,000	2,833,000	984,000	35%
General and administrative	2,827,000	2,806,000	21,000	1%
Total operating expenses	6,644,000	5,638,000	1,006,000	18%
Loss from operations	(6,644,000)	(5,638,000)	(1,006,000)	18%
Other income (expense):
Change in fair value of warrant liabilities	31,000	(9,000)	40,000	(444%)
Interest income	127,000	329,000	(202,000)	(61%)
Net loss	$(6,486,000)	$(5,319,000)	$(1,168,000)	22%

Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.02)	20%
Weighted average number of common shares outstanding	46,084,000	45,466,000	618,000	1%

Operating Expenses

Operating expenses incurred during the three months ended March 31, 2020 were $6.6 million compared to $5.6 million during the three months ended March 31, 2019.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 35% to $3.8 million for the three months ended March 31, 2020, compared to $2.8 million for the three months ended March 31, 2019.

The increase of $1.0 million in 2020 was primarily attributable to the following:

o	increase of $0.8 million in headcount-related expenses as we increased the number of research and development personnel,

o	increase of $0.2 million in clinical consulting and professional expenses,

o	increase of $0.1 million in research and development stock-based compensation expenses,
o	increase of $0.7 million in process development expenses,

o	decrease of $0.2 million in other expenses, and
o	decrease of $0.6 million in our peptide vaccine clinical trial expenses due to the stages of ongoing clinical trials and the decreased number of active patients in such trials.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended March 31, 2020 and 2019.

General and administrative expenses were comprised of the following changes year over year:

o	decrease of $0.1 million in general and administrative stock-based compensation expenses,

o	increase of $0.2 million in legal and professional fees, and

o	decrease of $0.1 million in office-related expenses, insurance and other general and administrative expenses.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended March 31, 2020 was $31,000 as compared to ($9,000) for the three months ended March 31, 2019.

Interest Income

Interest income was $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

We recorded a net loss of $6.5 million, or a net loss per share, basic and diluted of ($0.14), during the three months ended March 31, 2020, compared to a net loss of $5.3 million, or a net loss per share, basic and diluted of ($0.12), during the three months ended March 31, 2019. The increase in our net loss during the three months ended March 31, 2020 compared to during the three months ended March 31, 2019 was due to the continued expansion of our research and development activities, increased expenses relating to current and future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash and cash equivalents and working capital as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$40,255,000	$43,904,000
Working capital	$38,831,000	$43,494,000

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended
	March 31,
	2020	2019
Net Cash provided by (used in):
Operating activities	$(4,099,000)	$(3,880,000)
Investing activities	(100,000)	(223,000)
Financing activities	550,000	63,000
Net decrease in cash and cash equivalents	$(3,649,000)	$(4,040,000)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2020 was $4.1 million. The use of cash primarily related to our net loss of $6.5 million, in addition to the effect of changes in asset and liability accounts, including an increase in prepaid expenses and deposits of $0.2 million, an increase in accounts payable and accrued liabilities of $1.2 million, a decrease in interest receivable of $32,000 and a decrease in lease liabilities of $49,000.

Net cash used in operating activities during the three months ended March 31, 2019 was $3.9 million. The use of cash primarily related to our net loss of $5.3 million, in addition to the effect of changes in asset and liability accounts, including an increase in prepaid expenses and deposits of $75,000, a decrease in accounts payable and accrued liabilities of $61,000, a decrease in lease liabilities of $45,000 and an increase in interest receivable of $4,000.

Investing Activities

Net cash used in investing activities was $0.1 million and $0.2 million for the purchase of property and equipment during the three months ended March 31, 2020 and 2019, respectively.

Financing Activities

Net cash provided by financing activities was $550,000 during the three months ended March 31, 2020, due to the exercise of stock warrants. Net cash provided by financing activities was $63,000 during the three months ended March 31, 2019, due to the exercise of stock warrants and stock options.

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

As of March 31, 2020, we had working capital of $38.8 million, compared to working capital of $43.5 million as of December 31, 2019. Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, and buildout of manufacturing and research facilities, and expansion of our corporate headquarters, we expect that our cash and cash equivalents as of March 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the latter half of the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	initiate or continue clinical trials of our product candidates;

•	continue the research and development of our product candidates and seek to discover additional product candidates;seek regulatory approvals for our product candidates if they successfully complete clinical trials;
•	establish sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;

•	evaluate strategic transactions we may undertake; and

•	enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

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

During fiscal 2020, we have entered into agreements to buildout a manufacturing facility, to lease a research lab and to expand our corporate headquarters in Houston, Texas. A summary of these future capital requirements is below:

•	On March 23, 2020, we entered into an agreement to expand our corporate headquarters in Houston, Texas, which is expected to commence in the third quarter of 2020. The initial lease term is ten years with two five-year renewal options. Fixed rent payments under the initial term are approximately $5.6 million. Additionally, we are also responsible for our share of operating expenses.

•	On March 26, 2020 we entered into an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in a manufacturing facility, which we expect to lease with a commencement date in the second or third quarter of 2020. The total fees for this project to be substantially completed by December 31, 2020 are estimated to be $6.0 million.

•	On March 30, 2020, we entered into a lease for a manufacturing facility in Houston, Texas. The lease is contingent upon the landlord’s successful acquisition of the property and is expected to commence in the second or third quarter of 2020. The initial lease term is ten years with two five-year renewal options. Fixed rent payments under the initial term are approximately $11.1 million. Additionally, we are also responsible for our share of operating expenses.

•	On April 30, 2020, we entered into a lease for a research facility in Houston, Texas. The lease term is 71 months. Fixed rent payments under the initial term are approximately $1.1 million. Additionally, we are also responsible for our share of operating expenses.

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

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term liquidity due to the COVID-19 pandemic. However, we will continue to assess the effect of the pandemic on our operations. The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Aspire Common Stock Purchase Agreement

In February 2020, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. As of March 31, 2020, Aspire Capital had not purchased any shares under the Purchase Agreement.

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 345,357 shares of our common stock, or the Commitment Shares. Under the Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a Purchase Notice directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, up to $30.0 million of our common stock in the aggregate at a Purchase Price equal to the lesser of:

•	the lowest sale price of our common stock on the purchase date; or
•	the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

We and Aspire Capital also may mutually agree to increase the number of shares that may be sold to as much as an additional 2,000,000 shares per business day.

In addition, on any date on which we submit a Purchase Notice to Aspire Capital in an amount equal to at least 100,000 shares, we also have the right, in our sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice, or a VWAP Purchase Notice, directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day, which we refer to as the VWAP Purchase Date, subject to a maximum number of shares we may determine. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our common stock traded on its principal market on the VWAP. We may deliver multiple Purchase Notices and VWAP Purchase Notices to Aspire Capital from time to time during the term of the Purchase Agreement, so long as the most recent purchase has been completed.

The Purchase Agreement provides that we and Aspire Capital shall not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of our common stock is less than $0.25. There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us but is obligated to make purchases from us as directed by us on future fundings, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at its discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the Purchase Agreement. We expect to use any proceeds under the Purchase Agreement for working capital and general corporate purposes.

The Purchase Agreement provides that the number of shares that may be sold pursuant to the Purchase Agreement will be limited to 9,232,814 shares, including the Commitment Shares, or the Exchange Cap, which represents 19.99% of our outstanding shares of common stock as of the date of the Purchase Agreement, unless stockholder approval is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the Purchase Agreement is equal to or greater than $2.41, which was the closing price of our shares on The Nasdaq Global Market immediately preceding the execution of the Purchase Agreement. We are not required or permitted to issue any shares of common stock under the Purchase Agreement if such issuance would breach our obligations under the rules or regulations of The Nasdaq Global Market.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2020, we were not a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

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

Risks Related to our Business and Intellectual Property

Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.

Our business and operations are likely to be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for all employees, including at our headquarters in Houston, Texas, which is currently subject to an order that requires all non-essential businesses to cease in-person operations.

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic may negatively impact productivity and, to date, have disrupted our ongoing research and development activities and delayed certain of our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. In addition, although our employees are accustomed to working remotely, changes in internal controls due to remote work arrangements may result in control deficiencies in the preparation of our financial reports, which could be material.

Such orders may also impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.

In addition, we expect that we will be delayed in initiating our Phase 2 trial of MT-401 for post-transplant AML per previously communicated timelines due to delays in our ability to enroll the first three patients in the safety lead-in portion of the trial because of the COVID-19 pandemic and delays in receiving the new reagent for MT-401 and the final data and certificate of analysis required by the FDA to satisfy the requirements for lifting the partial hold. Our ongoing clinical trials may be also affected by the COVID-19 pandemic. Patient enrollment and clinical site initiation may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, we may be unable to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which would adversely impact clinical trial operations

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

We are a development stage company with a history of operating losses.

We are a clinical-stage immunotherapy company with a history of losses, and we may always operate at a loss. We expect that we will continue to operate at a loss throughout our development stage, and as a result, we may exhaust our financial resources and be unable to complete the development of our product candidates. We anticipate that our ongoing operational costs will increase significantly as we continue conducting our clinical development program. Our deficit will continue to grow during our drug development period. We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities depends upon our successful efforts to raise additional financing.  Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. As of March 31, 2020, we had an accumulated deficit of $334.0 million since inception. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary product candidates and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or do not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

Our future success is highly dependent upon our key personnel, and our ability to attract, retain, and motivate additional qualified personnel.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific, and medical personnel and consultants, including Peter Hoang, our President and Chief Executive Officer, Juan Vera, M.D., our Chief Development and Scientific Officer, and Mythili Koneru, M.D., Ph.D. our Chief Medical Officer as well as others. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm to our business. We have a priority to quickly train additional qualified scientific and medical personnel to ensure the ability to maintain business continuity. Any delays in training such personnel could delay the development, manufacture, and clinical trials of our product candidates.

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

Our strategic relationship with BCM is dependent, in part, on our relationship with these key employees and advisors, and in particular Dr. Vera. If Dr. Vera discontinues his employment with us, our relationship with BCM may deteriorate, and our business could be harmed.

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

The multiple roles of certain of Dr. Vera, our Chief Development and Scientific Officer, and John Wilson, our director, could limit their time and availability to us, and create, or appear to create, conflicts of interest.

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

In addition, John Wilson is a co-founder, member and director of Allovir and is a director of our company. Both of these individuals have certain fiduciary or other obligations to us and certain fiduciary or other obligations to Allovir and, in the case of Dr. Vera to BCM. Such multiple obligations may in the future result in a conflict of interest with respect to presenting other potential business opportunities to us or to Allovir. A conflict of interest also may arise concerning the timing and scope of the parties’ planned and ongoing clinical trials, investigational new drug application filings and the parties’ opportunities for marketing their respective product candidates, as well as our intellectual property rights with those of Allovir. In addition, they may be faced with decisions that could have different implications for us than for Allovir. Consequently, there is no assurance that these members of our board and management will always act in our best interests in all situations should a conflict arise.

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

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical testing and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients in a single academic clinical site for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications at multiple sites to verify the results obtained to date and to support any regulatory submissions for further clinical development of our product candidates. Our assumptions related to our product candidates, such as with respect to lack of toxicity and manufacturing cost estimates, are based on early limited clinical trials and current manufacturing processes at BCM and may prove to be incorrect. In addition, the initial estimates of the clinical cost of development may prove to be inadequate, particularly if clinical trial timing or outcome is different than predicted or regulatory agencies require further testing before approval. For example, we anticipate that the COVID-19 pandemic will delay our planned timelines for our Phase 2 trial of MT-401 for the treatment of post-transplant AML, which may impact our estimates of costs for this trial. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our product candidates.

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

The COVID-19 pandemic is also likely to cause disruptions to our clinical programs. For example, we expect that we will be delayed in initiating our Phase 2 trial of MT-401 for post-transplant AML per previously communicated timelines. The COVID-19 pandemic may also result in difficulties in initiating clinical sites and enrolling patients, the diversion of healthcare resources away from clinical trials and other challenges related to travel or quarantine policies that may impede patient movement or interrupt healthcare services.

We, or our regulators, may suspend or terminate our clinical trials for a variety of reasons. For example, in the fourth quarter of 2019 the FDA placed a clinical hold on our IND of MT-401 for the treatment of patients with post-transplant AML and requested certain information regarding quality and technical specifications for two reagents supplied by third party vendors that are used in our manufacturing process but not present in the final product infused to patients. In February 2020, the FDA lifted the clinical hold, permitting us to initiate a Phase 2 clinical trial with a safety lead-in portion but placed a partial clinical hold on the trial for the use of MT-401 manufactured using one of the reagents supplied by our alternative supplier. Our alternate supplier has notified us that they will be delayed in providing the new reagent for MT-401, along with the final data and certificate of analysis required by the FDA to satisfy the requirements for lifting the partial hold, which will delay our ability to initiate the trial per previously communicated timelines. The FDA may not agree that our response addresses all of their concerns and the partial clinical hold may remain in place and further delay the initiation of the trial. In addition, our ability to successfully work with our reagent supplier may be limited or further delayed due to the effects of the COVID-19 pandemic.

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

We expect that we will be delayed in initiating our planned Phase 2 trial of MT-401 for post-transplant AML due to the COVID-19 pandemic. As previously announced, the FDA placed a partial clinical hold for the use of MT-401 manufactured using one of the reagents supplied by our alternative supplier. Our alternate supplier has notified us that they will be delayed in providing the new reagent for MT-401, along with the final data and certificate of analysis required by the FDA to satisfy the requirements for lifting the partial hold. We cannot guarantee when, or if, we will be successful in these efforts. Further, as a result of the COVID-19 pandemic, we will be delayed in our ability to enroll the first three patients in the safety lead-in portion of the trial required by the FDA. The pandemic may also impact our other clinical programs.

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

In particular, while BCM will continue to support our trials with production of MultiTAA-specific T cells under contract, we anticipate that we will have to rely on contract manufacturing organizations or CMOs or internal facilities yet to be developed for the commercial manufacture of our multi-antigen specific T cell therapy product candidates for clinical trials and eventual licensure. If they fail to commence or complete, or experience delays in, manufacturing our multi-antigen specific T cell therapy product candidates, our planned clinical trials with respect to such product candidates will be delayed, and we may experience delays in our clinical development and/or commercialization plans

Clinical trials are expensive, time-consuming, and difficult to design and implement, and our clinical trial costs may be higher than for more conventional therapeutic technologies or drug products.

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new technologies and manufactured on a patient-by-patient basis for our MultiTAA-specific T cell product candidates we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from, Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs may be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex manufacturing and processing steps, the costs of which will be borne by us. Depending on the number of patients we ultimately enroll in our trials, and the number of trials we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments. Further, delays and interruptions to ongoing trials related to the COVID-19 pandemic may also increase the duration and costs of such trials.

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

Our MultiTAA-specific T cell therapy research and development efforts are to a large extent dependent upon BCM’s investigators and laboratories.

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

We currently conduct all research and development activities at BCM laboratories. Due to the COVID-19 pandemic, BCM has restricted access to its facilities, and we are unable to conduct laboratory work, including activities required to initiate the safety lead-in portion of our Phase 2 trial of MT-401. We are in the process of establishing in-house laboratories.

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

Further, we expect that the COVID-19 pandemic will delay our ability to initiate our planned Phase 2 trial of MT-401 for post-transplant AML and may impact our other clinical programs due to delays and difficulties in clinical site initiation and patient enrollment and potential diversion of healthcare resources and other interruptions in clinical trial activities.

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

We do not own any facility that may be used as our clinical-scale manufacturing and processing facility. We currently rely on third-party Contract Manufacturing Organizations, or CMOs, for manufacture of our vaccine product candidates. For 2020, we anticipate that we will initially rely solely on the cGMP manufacturing facility within BCM for the manufacturing of our MultiTAA-specific T cell therapy-based product candidates. BCM has currently restricted access to its facilities due to the COVID-19 pandemic, and we are currently unable to conduct any manufacturing activities for MT-401. If the cGMP manufacturing facility of BCM, which does manufacture for itself and other parties, experiences capacity constraints, other disruptions, or delays in manufacturing our MultiTAA-specific T cell therapy-based product candidates, our planned clinical trials and necessary manufacturing capabilities will be disrupted or delayed, which will adversely affect our ability to conduct and further develop our business as currently planned. Further, the cGMP manufacturing facility is most likely too small to conduct the pivotal clinical studies being planned by us, so we will need to develop our own cGMP manufacturing capacity that will be adequate for such clinical trials with respect to our MultiTAA-specific T cell therapy-based product candidates.

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

We will depend on a limited number of vendors for supply of certain materials and equipment used in the manufacture of our MultiTAA-specific T cell therapy-based product candidates. For example, we will purchase equipment and reagents critical for the manufacture of our product candidates from Wilson Wolf (a company controlled by our director John Wilson), JPT Peptide Technologies and other suppliers. Some of our suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also may not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may not be able to obtain key materials and equipment to support clinical or commercial manufacturing. Further, the FDA may determine that our manufacturing process, or the materials required for the manufacture of our product candidates, are not acceptable, which would require us to find alternative suppliers or processes, which may not be available on favorable terms, if at all. For example, the FDA has requested additional data from us regarding the new reagent we intend to use to manufacture MT-401 before we can proceed with the remainder of our planned Phase 2 trial of MT-401 for the treatment of post-transplant AML.

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

Our research and development programs are subject to uncertainty.

Factors affecting our research and development programs include, but are not limited to:

•	limited financial resources from which to budget and allocate among our product candidates;

•	competition from companies that are substantially and financially stronger than us;

•	the need for acceptance of our immunotherapies;

•	our ability to anticipate and adapt to a competitive market and rapid technological developments;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	the need to rely on multiple levels of outside funding due to the length of drug development cycles and governmental approved protocols associated with the pharmaceutical industry;

•	our dependence on BCM facilities to conduct research and development activities; and

•	the dependence upon key personnel including key independent consultants and advisors.

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

Potential competitors in the market for treating hematological malignancies are companies such as Juno Therapeutics/Celgene/Bristol-Myers Squibb, Roche/Genentech, Merck, Novartis, Kite Pharma/Gilead, Amgen, Pfizer, and GlaxoSmithKline, which already have products on the market or in development. Other companies, such as Cellectis, Bluebird Bio, and AdaptImmune, which are focused on genetically engineered T cell technologies to treat cancer, may also be competitors. Furthermore, companies such as Iovance, Immatics, WindMIL Therapeutics, Mana Therapeutics, Tessa Therapeutics and Torque Therapeutics (now Repetoire Immune Medicines) are developing non-genetically modified T cell therapies such as tumor infiltrating lymphocytes and marrow infiltrating lymphocytes therapies that may compete with our product candidates. All these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.

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

We maintain cybersecurity insurance however an incident may exceed our coverage premiums.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years ending on or prior to December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2020 is subject to certain limitations. It is uncertain if and to what extent various states will conform to the Tax Act.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or, the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Changes in tax laws or regulations could materially adversely affect our company.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or Tax Act, enacted many significant changes to the U.S. tax laws, including changes in corporate tax rates, the utilization of our NOLs and other deferred tax assets, the deductibility of expenses, and the taxation of foreign earnings. Future guidance from the Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition.

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

Further, the performance of our CROs may also be interrupted by the ongoing COVID-19 pandemic, including due to travel or quarantine policies, heightened exposure of CRO staff who are healthcare providers to COVID-19 or prioritization of resources toward the pandemic. We could also encounter delays if physicians face unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRB for the institutions in which such trials are being conducted, the Data and Safety Monitoring Board or Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors. Those factors could include failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA was enacted in the United States in March 2010, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare, and includes measures to change health care delivery, increase the number of individuals with insurance, ensure access to certain basic health care services, and contain the rising cost of care. Since January 2017, President Trump has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminates, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Further, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. Congress may consider other legislation to repeal or replace elements of the ACA. These actions may result in increased health insurance premiums and reduce the number of people with health insurance in the United States and have other effects that could adversely affect U.S. health insurance markets and the ability of patients to have access to therapies that our product candidates can provide.

In addition, other federal health reform measures have been proposed and adopted in the United States. For example, as a result of the Budget Control Act of 2011 and subsequent legislative amendments thereto, providers are subject to Medicare payment reductions of 2% per fiscal year through 2030 unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and also introduced a quality payment program under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards also referred to as the Quality Payment Program. Payment adjustments for the Medicare quality payment program was set to begin in 2019. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the quality payment program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. . On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Resources has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other measures may require additional authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

The combination of healthcare cost containment measures, increased health insurance costs, reduction of the number of people with health insurance coverage, as well as future legislation and regulations focused on reducing healthcare costs by reducing the cost of, or reimbursement and access to, pharmaceutical products, may limit or delay our ability to commercialize our products, generate revenue or attain profitability. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that ACA qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

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

The FDA has granted orphan drug designation for MT-401 for the treatment of AML after receiving an allogenic stem cell transplant. We may seek orphan drug designation for other indications or product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA or European Medicines Agency (“EMA”) later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

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

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price at which our shares of common stock, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

•	price and volume of fluctuations in the overall stock market from time to time;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;

•	results of our preclinical studies and clinical trials or delays in anticipated timing;

•	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock;

•	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;

•	announcements of acquisitions, mergers or business combinations;

•	announcements of technological innovations, new commercial products, failures of products or product candidates, or progress toward commercialization by our competitors or peers;

•	general economic conditions and trends;

•	positive and negative events relating to healthcare and the overall pharmaceutical and biotechnology sectors;

•	major catastrophic events;

•	sales of large blocks of our stock and sales by insiders and our institutional investors;

•	departures of key personnel;

•	changes in the regulatory status of our immunotherapies, including results of our clinical trials;

•	events affecting BCM, Mayo Clinic, Mayo Foundation for Medical Education and Research or any future collaborators;

•	announcements of new product candidates or technologies, commercial relationships or other events by us or our competitors;

•	regulatory developments in the United States and other countries, including changes in the structure of healthcare payment systems;

•	failure of our common stock to maintain listing requirements on Nasdaq;

•	the outcome of any litigation to which we are a party;

•	changes in accounting principles; and

•	discussion of the Company or our stock price by the financial and scientific press and in online investor communities.

The stock market in general, and the Nasdaq Global Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

The market prices for our common stock may be adversely impacted by future events.

Market prices for our common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to a future offering, including issuances of shares upon the exercise of outstanding warrants or the issuance of preferred stock;

•	changes in interest rates;

•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for our common stock and warrants;

•	investor perceptions of us and the pharmaceutical and biotech industries generally; and

•	general economic and other national and global conditions, including the ongoing COVID-19 pandemic and related global economic uncertainty.

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

We are currently authorized to issue 150 million shares of our common stock. As of March 31, 2020, we had 46.5 million shares of our common stock issued and outstanding. Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of March 31, 2020, there were outstanding warrants to purchase up to approximately 21.4 million shares of our common stock at a weighted average exercise price of $4.69 per share, and options exercisable for an aggregate of approximately 6.3 million shares of common stock at a weighted average exercise price of $6.60 per share. We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

The accounting treatment for certain of our warrants is complex and subject to judgments concerning the valuation of embedded derivative rights within the applicable securities. Fluctuations in the valuation of these rights could cause us to take charges to our statement of operations and make our financial results unpredictable.

Certain of our outstanding warrants contain or contained prior to being amended, or may be deemed to contain from time to time, embedded derivative rights in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely affect our reputation, as well as our results of operations. These derivative rights, or similar rights in securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. We record these embedded derivatives as liabilities at issuance, valued using the Black Scholes Option Pricing Model and are subject to revaluation at each reporting date. Any change in fair value between reporting periods is reported on our statement of operations. At March 31, 2020, the fair value of the derivative liability-warrants was $0. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations. Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and, in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the first quarter of 2020.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

4.1	Registration Rights Agreement, dated February 28, 2020, between Marker Therapeutics, Inc. and Aspire Capital Fund, LLC	8-K	001-37939	4.1	3/2/20

10.1	Common Stock Purchase Agreement, dated February 28, 2020, between Marker Therapeutics, Inc. and Aspire Capital Fund, LLC	8-K	001-37939	10.1	3/2/20

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.2	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: May 11, 2020

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang President, Chief Executive Officer and Principal Executive Officer

/s/ Anthony Kim
Anthony Kim Chief Financial Officer and Principal Financial and Accounting Officer

