Form 10-Q
period 2020-06-30
Marker Therapeutics, Inc.
filed 2020-08-10
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020

◻   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

MARKER THERAPEUTICS, INC.

(Name of registrant in its charter)

DELAWARE	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Southwest Freeway, Suite 2240 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713) 400-6400
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MRKR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	⌧
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻  No  ⌧

As of July 31, 2020, the Company had 46,617,632 shares of common stock issued and outstanding.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$32,124,187	$43,903,949
Prepaid expenses and deposits	2,632,514	1,526,442
Interest receivable	3,440	56,189
Total current assets	34,760,141	45,486,580
Non-current assets:
Property, plant and equipment, net	1,592,094	417,528
Construction in progress	2,629,141	—
Right-of-use assets, net	9,542,228	455,174
Total non-current assets	13,763,463	872,702

Total assets	$48,523,604	$46,359,282

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,528,021	$1,757,680
Lease liability	456,065	204,132
Warrant liability	—	31,000
Total current liabilities	4,984,086	1,992,812
Non-current liabilities:
Lease liability, net of current portion	9,025,273	280,247
Total non-current liabilities	9,025,273	280,247

Total liabilities	14,009,359	2,273,059

Commitments and contingencies (see Note 10)	—	—

Stockholders’ equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 150 million shares authorized, 46.6 million and 45.7 million shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	46,617	45,728
Additional paid-in capital	374,828,385	371,573,909
Accumulated deficit	(340,360,757)	(327,533,414)
Total stockholders’ equity	34,514,245	44,086,223

Total liabilities and stockholders' equity	$48,523,604	$46,359,282

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Grant income	$466,785	$—	$466,785	$—
Total revenues	466,785	—	466,785	—
Operating expenses:
Research and development	4,277,052	3,152,445	8,093,670	5,985,140
General and administrative	2,547,289	2,721,120	5,374,284	5,526,895
Total operating expenses	6,824,341	5,873,565	13,467,954	11,512,035
Loss from operations	(6,357,556)	(5,873,565)	(13,001,169)	(11,512,035)
Other income (expense):
Change in fair value of warrant liabilities	—	(7,000)	31,000	(16,000)
Interest income	15,857	310,174	142,826	638,719
Net loss	$(6,341,699)	$(5,570,391)	$(12,827,343)	$(10,889,316)

Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.28)	$(0.24)
Weighted average number of common shares outstanding	46,572,739	45,501,078	46,328,561	45,483,513

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended June 30, 2020
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2020	46,532,522	$46,532	$373,467,697	$(334,019,058)	$39,495,171
Stock-based compensation	85,110	85	1,360,688	—	1,360,773
Net loss	—	—	—	(6,341,699)	(6,341,699)
Balance at June 30, 2020	46,617,632	$46,617	$374,828,385	$(340,360,757)	$34,514,245

	For the Six Months Ended June 30, 2020
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2020	45,728,831	$45,728	$371,573,909	$(327,533,414)	$44,086,223
Warrants exercised for cash	458,334	459	549,541	—	550,000
Issuance of common stock as commitment fee for future financing	345,357	345	(345)	—	—
Stock-based compensation	85,110	85	2,705,280	—	2,705,365
Net loss	—	—	—	(12,827,343)	(12,827,343)
Balance at June 30, 2020	46,617,632	$46,617	$374,828,385	$(340,360,757)	$34,514,245

	For the Three Months Ended June 30, 2019
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2019	45,484,483	$45,484	$366,989,803	$(311,424,375)	$55,610,912
Stock-based compensation	29,040	29	1,363,238	—	1,363,267
Net loss	—	—	—	(5,570,391)	(5,570,391)
Balance, June 30, 2019	45,513,523	$45,513	$368,353,041	$(316,994,766)	$51,403,788

	For the Six Months Ended June 30, 2019
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity

Balance at January 1, 2019	45,440,704	$45,440	$365,400,748	$(306,105,450)	$59,340,738
Stock options exercised for cash	11,980	12	57,732	—	57,744
Warrants exercised for cash	1,799	2	5,377	—	5,379
Stock-based compensation	59,040	59	2,889,184	—	2,889,243
Net loss	—	—	—	(10,889,316)	(10,889,316)
Balance, June 30, 2019	45,513,523	$45,513	$368,353,041	$(316,994,766)	$51,403,788

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(12,827,343)	$(10,889,316)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	124,627	39,811
Changes in fair value of warrant liabilities	(31,000)	16,000
Stock-based compensation	2,705,365	2,889,243
Amortization on right-of-use assets	96,973	89,178
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(1,106,072)	(349,750)
Interest receivable	52,749	10,023
Accounts payable and accrued expenses	2,770,341	225,135
Lease liability	(187,068)	(89,907)
Net cash used in operating activities	(8,401,428)	(8,059,583)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,299,193)	(305,382)
Purchase of construction in progress	(2,629,141)	—
Net cash used in investing activities	(3,928,334)	(305,382)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	57,744
Proceeds from exercise of warrants	550,000	5,379
Net cash provided by financing activities	550,000	63,123
Net decrease in cash	(11,779,762)	(8,301,842)

Cash and cash equivalents at beginning of the period	43,903,949	61,746,748
Cash and cash equivalents at end of the period	$32,124,187	$53,444,906

	For the Six Months Ended
	June 30,
	2020	2019
Supplemental schedule of non-cash financing activities:
Issuance of common stock as commitment fee for future financing	$345	$—
Recognition of right-of-use assets and lease liability from new operating lease agreements	$9,184,027	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at June 30, 2020 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K filed on March 12, 2020.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2020, the Company had cash and cash equivalents of approximately $32.1 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

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

Based on the Company’s revised clinical and research and development plans and its revised timing expectations related to the progress of its programs, and buildout of manufacturing and research facilities, and expansion of the Company’s corporate headquarters, discussed in Footnotes #7 and #10 below, the Company expects that its cash and cash equivalents as of June 30, 2020 will enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2021, as such these factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company's operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company's product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company's future funding requirements will depend on many factors, as it:

●	initiates or continues clinical trials of its product candidates;
●	continues the research and development of its product candidates and seeks to discover additional product candidates;
●	seeks regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintains and enforces intellectual property rights;
●	establishes sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluates strategic transactions the Company may undertake; and
●	enhances operational, financial and information management systems and hires additional personnel, including personnel to support development of product candidates and, if a product candidate is approved, commercialization efforts.

These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

Property and equipment - Construction in Progress

On June 26, 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. In connection with the manufacturing facility, the Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in a manufacturing facility. $2.6 million is recorded in fixed assets - construction in progress on the balance sheet as of June 30, 2020. Upon completion of the facility's construction, all costs associated with the buildout will be recorded as manufacturing equipment and amortized over the estimated useful life of the facility.

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

Recent Accounting Standards Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes  (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

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

The following table sets forth the computation of net loss per share for the three and six months ended June 30, 2020 and 2019, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(6,341,699)	$(5,570,391)	$(12,827,343)	$(10,889,316)

Denominator:
Weighted average common shares outstanding	46,572,739	45,501,078	46,328,561	45,483,513

Net loss per share data:
Basic and Diluted	$(0.14)	$(0.12)	$(0.28)	$(0.24)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Six Months Ended
	June 30,
	2020	2019
Common stock options	5,842,000	4,568,000
Common stock purchase warrants	21,381,000	22,979,000
Common stock warrants - liability treatment	—	27,000
Potentially dilutive securities	27,223,000	27,574,000

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2020 and December 31, 2019, respectively:

		June 30,	December 31,
	Estimated Useful Lives	2020	2019
Lab equipment	5 Years	$1,065,000	$111,000
Manufacturing equipment	5 Years	—	—
Computers, equipment and software	3-5 Years	299,000	211,000
Office furniture	5 Years	179,000	178,000
Leasehold improvements	Lesser of lease term or estimated useful life	279,000	23,000
Total		1,822,000	523,000
Less: accumulated depreciation		(230,000)	(105,000)
Construction in progress		2,629,000	—
Total fixed assets, net		$4,221,000	$418,000

Depreciation expense for the three months ended June 30, 2020 and 2019 was approximately $0.09 million and $0.03 million, respectively. Depreciation expense for the six months ended June 30, 2020 and 2019 was approximately $0.1 million and $0.04 million, respectively.

On June 26, 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. In connection with the manufacturing facility, the Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in a manufacturing facility. $2.6 million is recorded in fixed assets - construction in progress on the balance sheet as of June 30, 2020. Upon completion of the facility's construction, all costs associated with the buildout will be recorded as manufacturing equipment and amortized over the estimated useful life of the facility.

In connection with the research facility that the Company opened during the second quarter of 2020, the Company incurred approximately $1.0 million of costs acquiring necessary lab equipment to carry out its experiments.

NOTE 7: LEASES

On March 23, 2020, the Company entered into an agreement to expand its corporate headquarters in Houston, Texas, which is expected to commence in the third or fourth quarter of 2020.   The initial lease term is ten years with two five-year renewal options. Fixed rent payments under the initial term are approximately $5.6 million.  Additionally, the Company is also responsible for its share of operating expenses.

On April 30, 2020, the Company entered into a lease for a research facility in Houston, Texas. The lease term is 71 months. Fixed rent payments under the initial term are approximately $1.1 million. In the second quarter of 2020, the Company recorded right-of use assets and related operating lease liabilities of approximately $0.9 million as result of entering into the lease for our research facility.

On June 26, 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. The initial lease term is ten years from the expected commencement date in the third quarter of 2020 with two five-year renewal options. Fixed rent payments under the initial term are approximately $11.1 million. Additionally, the Company is also responsible for its share of operating expenses. In the second quarter of 2020, the Company recorded right-of use assets and related operating lease liabilities of approximately $8.3 million as result of entering into the lease for its manufacturing facility.

The Company also leases office space under agreements classified as operating leases that expire on various dates through 2022. The Company has a remaining lease liability of $0.2 million and $0.2 million of the related right-of-use asset resulting from the lease of its corporate headquarters in Houston, Texas, which expires in 2021. In addition, the Company has a remaining lease liability of $0.2 million and $0.2 million of the related right-of-use asset from the lease of its Jacksonville, Florida office space, which expires in 2022.

Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees.  Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options.  Variable expenses generally represent the Company’s share of the landlord’s operating expenses.  The Company does not act as a lessor or have any leases classified as financing leases.

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

At June 30, 2020, the Company had operating lease liabilities of approximately $9.5 million and right-of-use assets of approximately $9.5 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases for the three and six months ended June 30, 2020 and 2019, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease expense summary:
Operating lease expense	$103,000	$55,000	$158,000	$110,000
Short-term lease expense	3,000	24,000	22,000	46,000
Variable lease expense	5,000	23,000	16,000	38,000
Total	$111,000	$102,000	$196,000	$194,000

Other information:
Operating cash flows - operating leases	$248,000
Weighted-average remaining lease term as of June 30, 2020 – operating leases	9.6
Weighted-average discount rate as of adoption date – operating leases	5.6%

Maturities of the Company's operating leases, excluding short-term leases, are as follows:

Six months ended December 31, 2020	$286,000
Year ended December 31, 2021	1,379,000
Year ended December 31, 2022	1,253,000
Year ended December 31, 2023	1,219,000
Year ended December 31, 2024	1,254,000
Thereafter	7,114,000
Total	12,505,000
Less present value discount	(3,024,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2020	$9,481,000

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of June 30, 2020 and December 31, 2019, respectively:

	June 30,	December 31,
	2020	2019
Accounts payable	$2,808,000	$993,000
Compensation and benefits	858,000	323,000
Professional fees	686,000	94,000
Technology license fees	50,000	105,000
Other	126,000	243,000
Total accounts payable and accrued liabilities	$4,528,000	$1,758,000

NOTE 9: WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

During the six months ended June 30, 2020, all of the Company's common stock purchase warrants previously treated as a liability expired.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2020 and 2019 is as follows:

	Weighted Average Inputs
	For the Six Months Ended
	June 30,
	2020	2019
Exercise price	$—	$9.72
Contractual term (years)	0	0.58
Volatility (annual)	—	78%
Risk-free rate	—	2%
Dividend yield (per share)	—	0%

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Warrant liability:

Fair value measured at June 30, 2020
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2020
Warrant liability	$—	$—	$—	$—

Fair value measured at December 31, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Warrant liability	$—	$—	$31,000	$31,000

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2020:

Warrant
Liability
Balance - January 1, 2020	$31,000
Change in fair value of warrant liability	(31,000)
Balance - June 30, 2020	$—

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

As discussed in Footnotes #6 and #7, on March 26, 2020 the Company entered into an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in a manufacturing facility in Houston, Texas, which the Company expects to lease with a commencement date in the third quarter of 2020.  The total fees for this project to be substantially completed by December 31, 2020 are estimated to be $6.0 million. As of June 30, 2020, the Company has recorded $2.6 million of construction in progress costs associated with the building of the cleanrooms.

NOTE 11: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Exercise of Stock Warrants

During the six months ended June 30, 2020, certain outstanding warrants were exercised for 458,334 shares of common stock providing aggregate proceeds to the Company of approximately $0.6 million.

Board Compensation

During the six months ended June 30, 2020, the Company issued an aggregate of 85,110 shares of common stock to its non-employee directors. The fair value of the common stock of approximately $0.2 million was recognized as a component of stock-based compensation expense in general and administrative expenses.

Aspire Capital

On February 28, 2020, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of the Company’s common stock over the 30-month term of the purchase agreement. In consideration for entering into the purchase agreement, the Company issued to Aspire Capital 345,357 shares of the Company’s common stock as a commitment fee.  The Company recorded the commitment fee to additional paid in capital.  As of June 30, 2020, Aspire Capital had not purchased any shares under the Purchase Agreement.

The Company may request daily up to 0.1 million shares to be purchased with a maximum purchase commitment of 9.2 million shares over the term of the arrangement.  The purchase price will generally be 97% of the stock price on the date of purchase.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of June 30, 2020 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2020	22,664,000	$4.71	3.33	$954,000
Exercised for cash	(458,000)	1.20	—	—
Expired or cancelled	(825,000)	7.10	—	—
Balance - June 30, 2020	21,381,000	$4.69	3.03	$—

NOTE 12: STOCK-BASED COMPENSATION

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

The above awards were in addition to stock option awards issued during the six months ended June 30, 2020 to new employees upon their commencement of employment with the Company.

A summary of the Company’s stock option activity is as follows:

				Weighted
				Average
		Weighted		Remaining
	Number of	Average	Total Intrinsic	Contractual
	Shares	Exercise Price	Value	Life (in years)
Outstanding as of January 1, 2020	4,983,000	$7.79	$18,000	8.9
Granted	1,371,000	2.13	—	9.7
Cancelled	(512,500)	9.13	—	—
Outstanding as of June 30, 2020	5,841,814	$6.34	$14,000	8.7
Options vested and exercisable	1,793,460	$7.70	$—	8.3

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the six months ended June 30, 2020 was as follows:

For the Six Months Ended
June 30, 2020
Exercise price	$2.13
Expected term (years)	6.0
Expected stock price volatility	109%
Risk-free rate of interest	1%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock Compensation expenses:
Research and development	$528,000	$593,000	$1,309,000	$1,280,000
General and administrative	833,000	770,000	1,396,000	1,609,000
Total stock compensation expenses	$1,361,000	$1,363,000	$2,705,000	$2,889,000

At June 30, 2020, the total stock-based compensation cost related to unvested awards not yet recognized was $12.9 million. The expected weighted average period compensation costs to be recognized was approximately 3.0 years. Future option grants will impact the compensation expense recognized.

NOTE 13: GRANT INCOME

During the six months ended June 30, 2020, the Company received $0.5 million of a grant awarded to the Mayo Foundation from the U.S. Department of Defense to fund the Phase 2 clinical trial of TPIV100 for the treatment of HER2/neu breast cancer. The portion of the grant the Company received compensated the Company for clinical supplies manufactured by the Company for the clinical trial. In accordance with Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" issued by the Financial Accounting Standards Board, the Company recorded the $0.5 million of grant income as revenue. The Company did not record any grant income during the six months ended June 30, 2019.

NOTE 14: RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the three and six months ended June 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$193,000	$112,000	$447,000	$237,000
Total	$193,000	$112,000	$447,000	$237,000

The detailed information for the table above is below.

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

The following table sets forth related party transaction expenses recorded in connection with the SRAs for the three and six months ended June 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$11,000	$8,000	$46,000	$22,000
Total	$11,000	$8,000	$46,000	$22,000

Clinical Supply Agreement with BCM. On September 9, 2019, in furtherance of the BCM License Agreement and as contemplated by the terms thereof, the Company entered in a Clinical Supply Agreement ("CSA") with BCM, which provided for BCM to provide to the Company multi tumor antigen specific products.

The following table sets forth related party transaction expenses recorded in connection with the CSA for the three and six months ended June 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$100,000	$—	$200,000	$—
Total	$100,000	$—	$200,000	$—

Workforce Grant Agreement with BCM. On October 5, 2019, in furtherance of the BCM Clinical Supply Agreement and as contemplated by the terms thereof, the Company entered in a Workforce Grant Agreement ("WGA") with BCM, which provided for BCM to provide to the Company manpower costs of projects for manufacturing, quality control testing and validation run activities.

The following table sets forth related party transaction expenses recorded in connection with the WGA for the three and six months ended June 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$47,000	$—	$147,000	$—
Total	$47,000	$—	$147,000	$—

Purchases from Bio-Techne Corporation. The Company is currently utilizing Bio-Techne Corporation and one of its brands for the purchases of reagents, primarily cytokines. Mr. David Eansor is a member of the Company's board of directors and is serving as the President of the Protein Sciences Segment of Bio-Techne Corporation.

The following table sets forth related party transaction expenses recorded in connection with Bio-Techne Corporation for the three and six months ended June 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$35,000	$18,000	$54,000	$39,000
Total	$35,000	$18,000	$54,000	$39,000

Consulting Agreement with Dr. Juan  Vera. On October 19, 2018, after the closing of the Company’s merger, the Company entered into a consulting agreement with Dr. Juan Vera, a member of the Company’s board of directors, to serve as the Company’s Chief Development Officer. On September 1, 2019, Dr. Vera became an employee of the Company and his consulting agreement was terminated.

During the three and six months ended June 30, 2019, the Company incurred approximately $88,000 and $175,000, respectively, of expenses under Dr. Vera’s consulting agreement.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the six months ended June 30, 2020 included in this Quarterly Report.

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

We are pursuing post-transplant AML as the lead indication for our first company-sponsored MultiTAA-specific T cell program. The MultiTAA-specific T cell therapy has been well tolerated in an ongoing Phase 1 clinical trial conducted by our strategic partner Baylor College of Medicine, or BCM. As reported in March 2019, eleven of the thirteen patients in the adjuvant disease setting dosed with the MultiTAA-specific T cell therapy after receiving an allogeneic stem cell transplant survived, ranging from 6 weeks to 2.5 years post-infusion, with nine of these remaining patients in continuing complete remission, or CCR. Survival of the six patients with active disease ranged from 4 to 21 months, as compared to a historical survival rate of approximately 4.5 months for patients who receive the standard of care post-transplant.

We submitted an investigational new drug, or IND, application to the United States Food and Drug Administration, or the FDA, to initiate a Phase 2 clinical trial of MultiTAA-specific T cell therapy, which we refer to as MT-401 (zelenoleucel), in post-allogeneic hematopoietic stem cell transplant patients with AML in both the adjuvant and active disease setting. The dose administered in this multicenter trial is the approximate flat dose equivalent of the current maximum tolerated dose from the ongoing Phase 1 trial. In the adjuvant setting, patients will be randomized to either MultiTAA-specific T cell therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group. In February 2020, we announced that the FDA has permitted us to initiate our Phase 2 clinical trial beginning with a safety lead-in portion of the trial. We expect that we will be delayed in initiating this trial per previously communicated timelines due to the COVID-19 pandemic. See “—Clinical Program Updates.” In April 2020, the FDA granted orphan drug designation to MT-401 for the treatment of AML after receiving an allogenic stem cell transplant.

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

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below:

Clinical Program Updates

MT-401 (zelenoleucel) for the Treatment of Post-Transplant AML

In February 2020, we announced that the FDA lifted the clinical hold on the Phase 2 clinical trial investigating the safety and efficacy of MT-401 for the treatment of patients with AML post-transplant permitting us to initiate the trial with the safety lead-in portion that is expected to enroll approximately six patients. Three patients will be dosed with MT-401 manufactured with the legacy reagent used in the Phase 1 trial, and three patients will be dosed with MT-401 manufactured using a new reagent from an alternative supplier. We anticipate using this supplier for clinical and commercial manufacturing of MT-401. The FDA placed a partial clinical hold on the trial for the use of the MT-401 product manufactured using one of the reagents supplied by the alternative supplier until the final data and certificate of analysis for the reagent are reviewed and accepted by the FDA. As a result of the COVID-19 pandemic, we may be delayed in our ability to enroll the first three patients in the safety lead-in portion of the trial, but we continue to work to identify clinical trial sites. Further, our alternate supplier has notified us that they will also be delayed in providing the new reagent for MT-401, along with the final data and certificate of analysis required by the FDA to satisfy the requirements for lifting the partial hold. Accordingly, we expect that we will be delayed in initiating the Phase 2 trial per previously communicated timelines.

Interim Results of Phase 1 Trial of MultiTAA-specific T cell Therapy for the Treatment of Pancreatic Adenocarcinoma

In May 2020, we reported additional interim data of a cohort of patients receiving MultiTAA-specific T cell therapy in combination with standard-of-care chemotherapy in the first-line setting (Arm A). Arm A is evaluating the safety and potential efficacy of using MultiTAA-specific T cells in the first line setting for chemo-responsive patients with locally advanced or metastatic pancreatic adenocarcinoma. Patients in Arm A receive at least three months of standard-of-care chemotherapy (gemcitabine/nab-paclitaxel or FOLFIRINOX) - the period during which a response to chemotherapy would typically occur - before receiving up to six administrations of MultiTAA-specific T cells in conjunction with chemotherapy.

Between June 2018 and December 2019, 13 patients have been treated, each of whom received up to six monthly infusions of 1x107 MultiTAA-specific T cells/m2 in conjunction with ongoing first-line chemotherapy and without prior lymphodepletion. For 12 of the 13 patients, sufficient cells for all six planned doses were generated; two doses were available for the remaining patient.

●	Out of the 13 evaluable patients (best overall response):
o	4 patients experienced objective responses after administration of MultiTAA cells;
o	1 patient experienced a radiographic complete response occurring at month 9 after starting chemotherapy;
o	3 patients experienced partial responses per RECIST occurring at 6-9 months after starting chemotherapy;
o	6 patients experienced stable disease;
o	1 patient experienced a mixed response (some lesions increased in size and others decreased for a net zero change in size of tumor lesions);
●	Patients had durable cancer control with 9 of the 13 patients exceeding historical control of overall survival;
●	5 patients enrolled in the study were not administered MultiTAA-specific T cells, either because of disease progression (4 patients) which made them ineligible for treatment, or because insufficient starting material from the patient was available for manufacturing (1 patient);
●	Evidence of epitope-spreading was observed in all responders, suggesting that the MultiTAA T cell therapy triggered the recruitment of a broader endogenous immune system response for improved anti-tumor activity; and
●	No infusion-related reactions, cytokine release syndrome or neurotoxicity was observed.

Results of Operations

In this discussion of our results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Comparison of the Three Months Ended June 30, 2020 and June 30, 2019

The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended
	June 30,
	2020	2019	Change
Revenues:
Grant income	$467,000	$—	$467,000	0%
Total revenues	467,000	—	467,000	0%
Operating expenses:
Research and development	4,277,000	3,152,000	1,125,000	36%
General and administrative	2,547,000	2,721,000	(174,000)	(6)%
Total operating expenses	6,824,000	5,874,000	950,000	16%
Loss from operations	(6,358,000)	(5,874,000)	(484,000)	8%
Other income (expense):
Change in fair value of warrant liabilities	—	(7,000)	7,000	(100)%
Interest income	16,000	310,000	(294,000)	(95)%
Net loss	$(6,342,000)	$(5,570,000)	$(772,000)	14%

Net loss per share, basic and diluted	$(0.14)	$(0.12)	$(0.02)	19%
Weighted average number of common shares outstanding	46,573,000	45,501,000	1,072,000	2%

Revenue

Grant income

During the three months ended June 30, 2020, we received $0.5 million of a grant awarded to the Mayo Foundation from the U.S. Department of Defense to fund the Phase 2 clinical trial of TPIV100 for the treatment of HER2/neu breast cancer. The portion of the grant we received compensated us for clinical supplies manufactured by us for the clinical trial.  We did not receive any grant income during the three months ended June 30, 2019.

Operating Expenses

Operating expenses incurred during the three months ended June 30, 2020 were $6.8 million compared to $5.9 million during the three months ended June 30, 2019.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 36% to $4.3 million for the three months ended June 30, 2020, compared to $3.2 million for the three months ended June 30, 2019.

The increase of $1.1 million in 2020 was primarily attributable to the following:

o	increase of $0.6 million in headcount-related expenses as we increased the number of research and development personnel,
o	increase of $0.8 million in process development expenses,
o	increase of $0.1 million in sponsored research expenses from BCM agreements,

o	increase of $0.1 million in other expenses, and
o	decrease of $0.5 million in our peptide vaccine clinical trial expenses due to the stages of ongoing clinical trials and the decreased number of active patients in such trials.

General and Administrative Expenses

General and administrative expenses were $ 2.5 million and $2.7 million for the three months ended June 30, 2020 and 2019, respectively. The decrease in general and administrative expenses was mainly comprised of a decrease in legal and professional fees.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended June 30, 2020 was $0 as compared to $(7,000) for the three months ended June 30, 2019.

Interest Income

Interest income was $16,000 and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities. As part of the reaction to the COVID-19 pandemic, the Federal Reserve cut rates in mid-March to a range of 0.0% - 0.25%. As such, we recorded lower interest income during the three months ended June 30, 2020.

Net Loss

We recorded a net loss of $6.3 million, or a net loss per share, basic and diluted of $(0.14), during the three months ended June 30, 2020, compared to a net loss of $5.6 million, or a net loss per share, basic and diluted of $(0.12), during the three months ended June 30, 2019. The increase in our net loss during the three months ended June 30, 2020 compared to during the three months ended June 30, 2019 was due to the continued expansion of our research and development activities, increased expenses relating to current and future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Comparison of the Six Months Ended June 30, 2020 and June 30, 2019

The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30,
	2020	2019	Change
Revenues:
Grant income	$467,000	$—	$467,000	0%
Total revenues	467,000	—	467,000	0%
Operating expenses:
Research and development	8,094,000	5,985,000	2,109,000	35%
General and administrative	5,374,000	5,527,000	(153,000)	(3)%
Total operating expenses	13,468,000	11,512,000	1,956,000	17%
Loss from operations	(13,001,000)	(11,512,000)	(1,489,000)	13%
Other income (expense):
Change in fair value of warrant liabilities	31,000	(16,000)	47,000	(294)%
Interest income	143,000	639,000	(496,000)	(78)%
Net loss	$(12,827,000)	$(10,889,000)	$(1,938,000)	18%

Net loss per share, basic and diluted	$(0.28)	$(0.24)	$(0.04)	16%
Weighted average number of common shares outstanding	46,329,000	45,484,000	845,000	2%

Revenue

Grant income

During the six months ended June 30, 2020, we received $0.5 million of a grant awarded to the Mayo Foundation from the U.S. Department of Defense to fund the Phase 2 clinical trial of TPIV100 for the treatment of HER2/neu breast cancer. The portion of the grant we received compensated us for clinical supplies manufactured by us for the clinical trial. We did not receive any grant income during the six months ended June 30, 2019.

Operating Expenses

Operating expenses incurred during the six months ended June 30, 2020 were $13.5 million compared to $11.5 million during the six months ended June 30, 2019.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 35% to $8.1 million for the six months ended June 30, 2020, compared to $6.0 million for the six months ended June 30, 2019.

The increase of $2.1 million in 2020 was primarily attributable to the following:

o	increase of $1.4 million in headcount-related expenses as we increased the number of research and development personnel,
o	increase of $1.5 million in process development expenses,
o	increase of $0.1 million in sponsored research expenses from BCM agreements,
o	increase of $0.2 million in other expenses, and

o	decrease of $1.1 million in our peptide vaccine clinical trial expenses due to the stages of ongoing clinical trials and the decreased number of active patients in such trials.

General and Administrative Expenses

General and administrative expenses were $5.4 million and $5.5 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in general and administrative expenses was mainly comprised of a decrease in legal and professional fees and other.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2020 was $31,000 as compared to $(16,000) for the six months ended June 30, 2019.

Interest Income

Interest income was $0.1 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities. As part of the reaction to the COVID-19 pandemic, the Federal Reserve cut rates in mid-March to a range of 0.0% - 0.25%. As such, we recorded lower interest income during the six months ended June 30, 2020.

Net Loss

We recorded a net loss of $12.8 million, or a net loss per share, basic and diluted of $(0.28), during the six months ended June 30, 2020, compared to a net loss of $10.9 million, or a net loss per share, basic and diluted of $(0.24), during the six months ended June 30, 2019. The increase in our net loss during the six months ended June 30, 2020 compared to during the six months ended June 30, 2019 was due to the continued expansion of our research and development activities, increased expenses relating to current and future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash and cash equivalents and working capital as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$32,124,000	$43,904,000
Working capital	$29,776,000	$43,494,000

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	For the Six Months Ended
	June 30,
	2020	2019
Net Cash provided by (used in):
Operating activities	$(8,401,000)	$(8,060,000)
Investing activities	(3,928,000)	(305,000)
Financing activities	550,000	63,000
Net decrease in cash and cash equivalents	$(11,779,000)	$(8,302,000)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2020 was $8.4 million. The use of cash primarily related to our net loss of $12.8 million, in addition to the effect of changes in asset and liability accounts, including an increase in prepaid expenses and deposits of $1.1 million, an increase in accounts payable and accrued liabilities of $2.8 million, a decrease in interest receivable of $53,000 and an increase in lease liabilities of $0.3 million.

Net cash used in operating activities during the six months ended June 30, 2019 was $8.1 million. The use of cash primarily related to our net loss of $10.9 million, in addition to the effect of changes in asset and liability accounts, including an increase in prepaid expenses and deposits of $350,000, an increase in accounts payable and accrued liabilities of $225,000, a decrease in lease liabilities of $90,000 and a decrease in interest receivable of $10,000.

Investing Activities

Net cash used in investing activities was $3.9 million and $0.3 million for the purchase of property and equipment during the six months ended June 30, 2020 and 2019, respectively. The increase relates to $2.6 million in construction in progress towards the new modular cleanrooms in our manufacturing facility, an additional $1.0 million in laboratory equipment and $0.3 million in leasehold improvements at the new research facility.

Financing Activities

Net cash provided by financing activities was $550,000 during the six months ended June 30, 2020, due to the exercise of stock warrants. Net cash provided by financing activities was $63,000 during the six months ended June 30, 2019, due to the exercise of stock warrants and stock options.

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

As of June 30, 2020, we had working capital of $29.8 million, compared to working capital of $43.5 million as of December 31, 2019. Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, and buildout of manufacturing and research facilities, and expansion of our corporate headquarters, we expect that our cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

●	initiate or continue clinical trials of our product candidates;
●	continue the research and development of our product candidates and seek to discover additional product candidates;seek regulatory approvals for our product candidates if they successfully complete clinical trials;
●	establish sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluate strategic transactions we may undertake; and
●	enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

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

During fiscal 2020, we have entered into agreements to buildout a manufacturing facility, to lease a research lab and to expand our corporate headquarters in Houston, Texas. A summary of these future capital requirements is below:

●	On March 23, 2020, we entered into an agreement to expand our corporate headquarters in Houston, Texas, which is expected to commence in the third quarter of 2020. The initial lease term is ten years with two five-year renewal options. Fixed rent payments under the initial term are approximately $5.6 million. Additionally, we are also responsible for our share of operating expenses.
●	On March 26, 2020 we entered into an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in the manufacturing facility in Houston, Texas. The total fees for this project to be substantially completed by December 31, 2020 are estimated to be $6.0 million.
●	On April 30, 2020, we entered into a lease for a research facility in Houston, Texas. The lease term is 71 months. Fixed rent payments under the initial term are approximately $1.1 million. Additionally, we are also responsible for our share of operating expenses.
●	On June 26, 2020, we entered into a lease for a manufacturing facility in Houston, Texas. The initial lease term is ten years from the expected commencement date in the third quarter 2020, with two five-year renewal options. Fixed rent payments under the initial term are approximately $11.1 million. Additionally, we are responsible for our share of operating expenses.

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

Aspire Common Stock Purchase Agreement

In February 2020, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. As of June 30, 2020, Aspire Capital had not purchased any shares under the Purchase Agreement.

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 345,357 shares of our common stock, or the Commitment Shares. Under the Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a Purchase Notice directing Aspire Capital (as principal) to purchase up to 100,000 shares of our common stock per business day, up to $30.0 million of our common stock in the aggregate at a Purchase Price equal to the lesser of:

●	the lowest sale price of our common stock on the purchase date; or
●	the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date.

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

Going Concern

The below excludes any potential funding provided by the $30 million Purchase Agreement with Aspire Capital.

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional capital.

The factors discussed above raise substantial doubt regarding our ability to continue as a going concern. Our condensed consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 4. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

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

(b)Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

As of June 30, 2020, we were not a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

Item 1A.Risk Factors

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

In addition, we expect that we will be delayed in initiating our Phase 2 trial of MT-401 (zelenoleucel) for post-transplant AML per previously communicated timelines due to delays in our ability to enroll the first three patients in the safety lead-in portion of the trial because of the COVID-19 pandemic and delays in receiving the new reagent for MT-401 and the final data and certificate of analysis required by the FDA to satisfy the requirements for lifting the partial hold. Our ongoing clinical trials may be also affected by the COVID-19 pandemic. Patient enrollment and clinical site initiation may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, we may be unable to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which would adversely impact clinical trial operations

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-Q, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

We are a development stage company with a history of operating losses, and we expect losses to continue for the indefinite future. These factors raise substantial doubt regarding our ability to continue as a going concern.

We are a clinical-stage immunotherapy company with a history of losses, and we may always operate at a loss. We expect that we will continue to operate at a loss throughout our development stage, and as a result, we may exhaust our financial resources and be unable to complete the development of our product candidates. We anticipate that our ongoing operational costs will increase significantly as we continue conducting our clinical development program. Our deficit will continue to grow during our drug development period. We have no sources of significant revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities depends upon our successful efforts to raise additional financing.  Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. As of June 30, 2020, we had an accumulated deficit of $ 340.4 million since inception. We expect that our cash and cash equivalents as of June 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary product candidates and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or do not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

These and other factors raise substantial doubt regarding our ability to continue as a going concern, which may create negative reactions to the price of our common stock. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

Dr. Vera is a co-founder and member of Allovir Inc., or Allovir. Allovir has technology which is being developed under a license agreement with BCM by the same research group at BCM. Allovir is a clinical-stage biopharmaceutical company that is investigating and developing virus-specific T cell therapy technology for the prevention and/or treatment of viral infections. Accordingly, Dr. Vera may have other commitments that would, at times, limit his availability to us. Other research being conducted by Dr. Vera may, at times, receive higher priority than research on our programs, which may, in turn, delay the development or commercialization of our product candidates.

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

Clinical testing is expensive and generally takes many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical testing and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients in a single academic clinical site for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications at multiple sites to verify the results obtained to date and to support any regulatory submissions for further clinical development of our product candidates. Our assumptions related to our product candidates, such as with respect to lack of toxicity and manufacturing cost estimates, are based on early limited clinical trials and current manufacturing processes at BCM and may prove to be incorrect. In addition, the initial estimates of the clinical cost of development may prove to be inadequate, particularly if clinical trial timing or outcome is different than predicted or regulatory agencies require further testing before approval. For example, we anticipate that the COVID-19 pandemic will delay our planned timelines for our Phase 2 trial of MT-401 for the treatment of post-transplant AML, which may impact our cost estimates for this trial. Several companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our product candidates.

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

Successful development of biopharmaceuticals is highly uncertain and depends on numerous factors, many of which are beyond our control. Immunotherapies that appear promising in the early phases of development may fail to reach the market for several reasons including:

●	clinical study results that may show the immunotherapy to be less effective than expected (e.g., the study failed to meet its primary endpoint) or to have unacceptable side effects;
●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical studies, length of time to achieve study endpoints, additional time requirements for data analysis, or BLA preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues;
●	manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make the immunotherapy uneconomical; and
●	the proprietary rights of others and their competing products and technologies that may prevent the immunotherapy from being commercialized.

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

In particular, while BCM will continue to support our trials with production of MultiTAA-specific T cells under contract, we anticipate that we will have to rely on internal facilities yet to be developed for the commercial manufacture of our multi-antigen specific T cell therapy product candidates for clinical trials and eventual licensure. If they fail to complete, or experience delays in, manufacturing our multi-antigen specific T cell therapy product candidates, our planned clinical trials with respect to such product candidates will be delayed, and we may experience delays in our clinical development and/or commercialization plans

Clinical trials are expensive, time-consuming, and difficult to design and implement, and our clinical trial costs may be higher than for more conventional therapeutic technologies or drug products.

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

Our research and development programs are at an early stage. We must demonstrate our products’ safety and efficacy in humans through extensive clinical testing. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our products, including but not limited to the following:

●	safety and efficacy results in various human clinical trials reported in scientific and medical literature may not be indicative of results we obtain in our clinical trials;
●	after reviewing trial results, we or our collaborators may abandon product candidates that we might previously have believed to be promising;
●	we, our collaborators or regulators, may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks; and
●	the effects our potential product candidates have may not be the desired effects or may include undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved.

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

We currently do not operate our own facility that may be used as our clinical-scale manufacturing and processing facility. We currently rely on third-party Contract Manufacturing Organizations, or CMOs, for manufacture of our vaccine product candidates. For 2020, we anticipate that we will initially rely solely on the cGMP manufacturing facility within BCM for the manufacturing of our MultiTAA-specific T cell therapy-based product candidates. BCM has currently restricted access to its facilities due to the COVID-19 pandemic, and we are currently unable to conduct any manufacturing activities for MT-401. If the cGMP manufacturing facility of BCM, which does manufacture for itself and other parties, experiences capacity constraints, other disruptions, or delays in manufacturing our MultiTAA-specific T cell therapy-based product candidates, our planned clinical trials and necessary manufacturing capabilities will be disrupted or delayed, which will adversely affect our ability to conduct and further develop our business as currently planned. Further, the cGMP manufacturing facility is most likely too small to conduct the pivotal clinical studies being planned by us, so we will need to develop our own cGMP manufacturing capacity that will be adequate for such clinical trials with respect to our MultiTAA-specific T cell therapy-based product candidates.

We have begun to develop additional cGMP manufacturing capacity of our own that would be capable of supporting our manufacturing needs with respect to our clinical trials, particularly with respect to pivotal studies. We intend to begin a process technology transfer to develop in-house manufacturing capabilities in 2021. Establishment of our own manufacturing facility is subject to many risks. For example, the establishment of a cell-therapy manufacturing facility is a complex endeavor requiring knowledgeable individuals. Creating an internal manufacturing infrastructure will rely upon building out a complex facility and finding personnel with an appropriate background and training to staff and operate the facility. Should we be unable to find these individuals, we may need to rely on external contractors or train additional personnel to fill needed roles. There are a small number of individuals with experience in cell therapy, and the competition for these individuals is high.

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

Until our new manufacturing facility is operational, we will be dependent on third-party vendors to design, build, maintain and support our manufacturing and cell processing facilities.

Until our new manufacturing facility is operational, we will rely very heavily on BCM and other third-party manufacturers to perform the manufacturing of our product candidates for our clinical trials. We license our technology from others. We intend to rely on our contract manufacturers to produce large quantities of materials needed for clinical trials and potential product commercialization. Third-party manufacturers may not be able to meet our needs concerning timing, quantity, or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of any approved products. Any such delay may lower our revenues and potential profitability. If any third party breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. It is possible that third parties relied upon by us will change their strategic focus, pursue alternative technologies, or develop alternative product candidates, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs, or for other reasons. The effectiveness of these third parties in marketing their own products may also affect our revenues and earnings.

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

Our immunotherapy product candidates are at various stages of research and development. Further development and extensive testing will be required to determine their technical feasibility and commercial viability. We will need to complete significant additional clinical trials demonstrating that our product candidates are safe and effective to the satisfaction of the FDA and other non-U.S. regulatory authorities. The drug approval process is time-consuming, which involves substantial expenditures of resources, and depends upon a numerous factors, including the severity of the disease indication in question, the availability of alternative treatments, and the risks and benefits demonstrated in the clinical trials. Our success depends on our ability to achieve scientific and technological advances and to translate such advances into licensable, FDA-approvable, commercially competitive products on a timely basis. Failure can occur at any stage of the process. If such programs are not successful, we may be unable to develop revenue-producing products. As we enter a more extensive clinical program for our product candidates, the data generated in these studies may not be as compelling as the earlier results.

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

Even if we obtain regulatory approval for our product candidates, they may not gain market acceptance among physicians, healthcare payors, patients or the medical community. Market acceptance of our product candidates, if we receive approval, depends on a number of factors, including the:

●	efficacy and safety of our product candidates as demonstrated in clinical trials and post-marketing experience;
●	clinical indications for which our product candidates may be approved;
●	acceptance by physicians and patients of our product candidates as safe and effective;
●	potential and perceived advantages of our product candidates over alternative treatments;

●	safety of our product candidates seen in a broader patient group, including our use outside the approved indications should physicians choose to prescribe for such uses;
●	prevalence and severity of any side effects;
●	product labeling, or product insert requirements of the FDA or other regulatory authorities;
●	timing of market introduction of our product candidates as well as competitive products;
●	cost in relation to alternative treatments;
●	pricing and the availability of coverage and adequate reimbursement by third-party payors and government authorities;
●	relative convenience and ease of administration; and
●	effectiveness of any sales and marketing efforts.

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

Most of our intellectual property rights are currently licensed from BCM and the Mayo Foundation, so that the preparation and prosecution of these patents and patent applications was not performed by us or under our control. Furthermore, patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well-established fields. The patent positions of biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process, the noncompliance with which can result in abandonment or lapse of a patent or patent application, and partial or complete loss of patent rights in the relevant jurisdiction;
●	patent applications may not result in any patents being issued;
●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, found to be unenforceable or otherwise may not provide any competitive advantage;
●	our competitors, many of whom have substantially greater resources than us, and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use and sell our potential product candidates;
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by U.S. courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

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

We are a party to license agreements with BCM and the Mayo Foundation that impose, and we may enter into additional licensing arrangements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Our rights to use the licensed intellectual property are subject to the continuation of and our compliance with the terms of these agreements. Disputes may arise regarding our rights to intellectual property licensed to us from a third party, including but not limited to:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights;
●	our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
●	the ownership of inventions and know-how resulting from the creation or use of intellectual property by us, alone or with our licensors and collaborators;
●	the scope and duration of our payment obligations;
●	our rights upon termination of such agreement; and
●	the scope and duration of exclusivity obligations of each party to the agreement.

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

We have world-wide exclusive licenses from the Mayo Foundation on (i) a novel set of Class II HER2/neu peptide antigens, (ii) a novel Class I HER2/neu antigen, and (iii) a novel set of Class II Folate Receptor Alpha peptide antigens. We have a world-wide exclusive license from BCM of the rights in and to three patent families to develop and commercialize MultiTAA-specific T cell product candidates in the field of oncology. As a result of these in-licenses, we could lose the right to develop each of the technologies if:

●	the owners of the patent rights underlying the technologies that we license do not properly maintain or enforce the patents and intellectual property underlying those properties,
●	the Mayo Foundation or BCM seeks to terminate our license in contravention of the license agreements;
●	we fail to make all payments due and owing under any of the licenses; or
●	we fail to obtain on commercially reasonable terms, if at all, in-licenses from the Mayo Foundation or BCM or others for other rights that are necessary to develop the technology that we have already in-licensed.

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

Our research and development programs are subject to uncertainty.

Factors affecting our research and development programs include, but are not limited to:

●	limited financial resources from which to budget and allocate among our product candidates;
●	competition from companies that are substantially and financially stronger than us;
●	the need for acceptance of our immunotherapies;
●	our ability to anticipate and adapt to a competitive market and rapid technological developments;
●	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;
●	the need to rely on multiple levels of outside funding due to the length of drug development cycles and governmental approved protocols associated with the pharmaceutical industry;
●	our dependence on BCM facilities to conduct research and development activities; and
●	the dependence upon key personnel including key independent consultants and advisors.

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

Management of our relationships with our collaborators will require:

●	significant time and effort from our management team;
●	coordination of our research and development programs with the research and development priorities of our collaborators; and
●	effective allocation of our resources to multiple projects.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent to the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection laws. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates;

●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	exhaustion of any available insurance and our capital resources; and
●	the inability to commercialize any product candidate.

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

Competition in the field of cancer therapy is intense and is accentuated by the rapid pace of technological development. Research and discoveries by others may result in breakthroughs that may render our product candidates obsolete even before they generate any revenue. There are products currently under development by others that could compete with the product candidates that we are developing. Many of our potential competitors have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we have. Our competitors may:

●	develop safer or more effective immunotherapies and other therapeutic products;
●	reach the market more rapidly, reducing the potential sales of our products; or
●	establish superior proprietary positions.

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

Cybersecurity incidents have increased in number and severity recently and it is expected that these trends will continue. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include:

●	investigation costs and costs to engage specialized consultants;
●	remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack; and
●	litigation and legal risks, including regulatory actions by state and federal regulators.

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

If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be fined, forced to remove a product from the market and experience other adverse consequences including delay, which could materially harm our business development. Additionally, we may not be able to obtain the labeling claims necessary or desirable for the promotion of our products. We may also be required to undertake post-marketing trials. Prescription drugs may be promoted only for the approved indications in accordance with the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatment but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. In addition, if we or others identify side effects after any of our adoptive T cell therapy products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn, and reformulation of our products may be required.

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

We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the CMC for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained. We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

●	the availability of financial resources to commence and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval by an independent IRB at each clinical trial site;
●	recruiting suitable patients to participate in a trial;
●	having patients complete a trial or return for post-treatment follow-up;

●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	adding new clinical trial sites; or
●	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

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

●	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	fines, warning letters or holds on clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
●	product seizure or detention, or refusal to permit the import or export of our product candidates; and
●	injunctions or the imposition of civil or criminal penalties.

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

Such laws include:

●	the federal Anti-Kickback Statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and
●	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug takeback” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA was enacted in the United States in March 2010, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare, and includes measures to change health care delivery, increase the number of individuals with insurance, ensure access to certain basic health care services, and contain the rising cost of care. Since January 2017, President Trump has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Further, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and has allotted one hour for oral arguments, which are expected to occur in the fall. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. Congress may consider other legislation to repeal or replace elements of the ACA. These actions may result in increased health insurance premiums and reduce the number of people with health insurance in the United States and have other effects that could adversely affect U.S. health insurance markets and the ability of patients to have access to therapies that our product candidates can provide.

In addition, other federal health reform measures have been proposed and adopted in the United States. For example, as a result of the Budget Control Act of 2011 and subsequent legislative amendments thereto, providers are subject to Medicare payment reductions of 2% per fiscal year through 2030 unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and also introduced a quality payment program, or the Quality Payment Program,under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. This Quality Payment Program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. It is still unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Resources has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Further, on July 24, 2020, President Trump signed four additional Executive Orders designed to reduce the cost of drugs. Although a number of these, and other measures may require additional authorization to become effective, Congress and the executive branch have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price at which our shares of common stock, depending on many factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

●	price and volume of fluctuations in the overall stock market from time to time;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;
●	results of our preclinical studies and clinical trials or delays in anticipated timing;
●	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock;
●	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;
●	announcements of acquisitions, mergers or business combinations;
●	announcements of technological innovations, new commercial products, failures of products or product candidates, or progress toward commercialization by our competitors or peers;
●	general economic conditions and trends;
●	positive and negative events relating to healthcare and the overall pharmaceutical and biotechnology sectors;
●	major catastrophic events;

●	sales of large blocks of our stock and sales by insiders and our institutional investors;
●	departures of key personnel;
●	changes in the regulatory status of our immunotherapies, including results of our clinical trials;
●	events affecting BCM, Mayo Clinic, Mayo Foundation for Medical Education and Research or any future collaborators;
●	announcements of new product candidates or technologies, commercial relationships or other events by us or our competitors;
●	regulatory developments in the United States and other countries, including changes in the structure of healthcare payment systems;
●	failure of our common stock to maintain listing requirements on Nasdaq;
●	the outcome of any litigation to which we are a party;
●	changes in accounting principles; and
●	discussion of the Company or our stock price by the financial and scientific press and in online investor communities.

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

The market prices for our common stock may be adversely impacted by future events.

Market prices for our common stock will be influenced by a number of factors, including:

●	the issuance of new equity securities pursuant to a future offering, including issuances of shares upon the exercise of outstanding warrants or the issuance of preferred stock;
●	changes in interest rates;
●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	variations in quarterly operating results;
●	change in financial estimates by securities analysts;
●	the depth and liquidity of the market for our common stock and warrants;
●	investor perceptions of us and the pharmaceutical and biotech industries generally; and
●	general economic and other national and global conditions, including the ongoing COVID-19 pandemic and related global economic uncertainty.

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

We are currently authorized to issue 150 million shares of our common stock. As of June 30, 2020, we had 46.6 million shares of our common stock issued and outstanding. Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of June 30, 2020, there were outstanding warrants to purchase up to approximately 21.4 million shares of our common stock at a weighted average exercise price of $4.69 per share, and options exercisable for an aggregate of approximately 5.8 million shares of common stock at a weighted average exercise price of $6.34 per share. We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

The accounting treatment for certain of our warrants is complex and subject to judgments concerning the valuation of embedded derivative rights within the applicable securities. Fluctuations in the valuation of these rights could cause us to take charges to our statement of operations and make our financial results unpredictable.

Certain of our outstanding warrants contain or contained prior to being amended, or may be deemed to contain from time to time, embedded derivative rights in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely affect our reputation, as well as our results of operations. These derivative rights, or similar rights in securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. We record these embedded derivatives as liabilities at issuance, valued using the Black Scholes Option Pricing Model and are subject to revaluation at each reporting date. Any change in fair value between reporting periods is reported on our statement of operations. At June 30, 2020, the fair value of the derivative liability-warrants was $0. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations. Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and, in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the six months ended June 30, 2020.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.2*	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit 101

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Extension Schema Document

101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

104         - Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

*Furnished herewith and not deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2020

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang
President, Chief Executive Officer and Principal Executive Officer
/s/ Anthony Kim
Anthony Kim
Chief Financial Officer and Principal Financial and Accounting Officer