Form 10-Q
period 2020-09-30
Marker Therapeutics, Inc.
filed 2020-11-09
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020

◻   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

MARKER THERAPEUTICS, INC.

(Name of registrant in its charter)

DELAWARE	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Southwest Freeway, Suite 2500 Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

(713) 400-6400
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MRKR	The Nasdaq Stock Market LLC

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

As of October 31, 2020, the Company had 48,025,102 shares of common stock issued and outstanding.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$26,956,737	$43,903,949
Prepaid expenses and deposits	2,367,145	1,526,442
Interest receivable	135	56,189
Other receivable	1,000,000	—
Total current assets	30,324,017	45,486,580
Non-current assets:
Property, plant and equipment, net	2,629,628	417,528
Construction in progress	4,557,581	—
Right-of-use assets, net	11,059,962	455,174
Total non-current assets	18,247,171	872,702

Total assets	$48,571,188	$46,359,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,746,149	$1,757,680
Lease liability	278,333	204,132
Warrant liability	—	31,000
Total current liabilities	6,024,482	1,992,812
Non-current liabilities:
Lease liability, net of current portion	11,948,781	280,247
Total non-current liabilities	11,948,781	280,247

Total liabilities	17,973,263	2,273,059

Commitments and contingencies (see Note 10)	—	—

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.001 par value, 150 million shares authorized, 48.0 million and 45.7 million shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	48,025	45,728
Additional paid-in capital	378,282,157	371,573,909
Accumulated deficit	(347,732,257)	(327,533,414)
Total stockholders' equity	30,597,925	44,086,223

Total liabilities and stockholders' equity	$48,571,188	$46,359,282

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Grant income	$—	$—	$466,785	$—
Total revenues	—	—	466,785	—
Operating expenses:
Research and development	4,803,605	3,118,530	12,897,275	9,103,670
General and administrative	2,572,562	2,536,204	7,946,846	8,063,099
Total operating expenses	7,376,167	5,654,734	20,844,121	17,166,769
Loss from operations	(7,376,167)	(5,654,734)	(20,377,336)	(17,166,769)
Other income (expense):
Change in fair value of warrant liabilities	—	(64,000)	31,000	(80,000)
Interest income	4,667	259,248	147,493	897,967
Net loss	$(7,371,500)	$(5,459,486)	$(20,198,843)	$(16,348,802)

Net loss per share, basic and diluted	$(0.16)	$(0.12)	$(0.43)	$(0.36)
Weighted average number of common shares outstanding	46,867,119	45,655,387	46,509,391	45,541,434

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended September 30, 2020
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at July 1, 2020	46,617,632	$46,617	$374,828,385	$(340,360,757)	$34,514,245
Issuance common stock for cash	1,407,470	1,408	2,184,601	—	2,186,009
Stock-based compensation	—	—	1,269,171	—	1,269,171
Net loss	—	—	—	(7,371,500)	(7,371,500)
Balance at September 30, 2020	48,025,102	$48,025	$378,282,157	$(347,732,257)	$30,597,925

	For the Nine Months Ended September 30, 2020
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity

Balance at January 1, 2020	45,728,831	$45,728	$371,573,909	$(327,533,414)	$44,086,223
Issuance common stock for cash	1,407,470	1,408	2,184,601	—	2,186,009
Warrants exercised for cash	458,334	459	549,541	—	550,000
Issuance of common stock as commitment fee for future financing	345,357	345	(345)	—	—
Stock-based compensation	85,110	85	3,974,451	—	3,974,536
Net loss	—	—	—	(20,198,843)	(20,198,843)
Balance at September 30, 2020	48,025,102	$48,025	$378,282,157	$(347,732,257)	$30,597,925

	For the Three Months Ended September 30, 2019
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at July 1, 2019	45,513,523	$45,513	$368,353,041	$(316,994,766)	$51,403,788
Stock warrants exercised for cash	188,459	188	753,166	—	753,354
Stock warrants cashless exercised	4,032	4	(4)	—	—
Stock-based compensation	17,400	18	1,184,244	—	1,184,262
Net loss	—	—	—	(5,459,486)	(5,459,486)
Balance at September 30, 2019	45,723,414	$45,723	$370,290,447	$(322,454,252)	$47,881,918

	For the Nine Months Ended September 30, 2019
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2019	45,440,704	$45,440	$365,400,748	$(306,105,450)	$59,340,738
Stock options exercised for cash	11,980	12	57,732	—	57,744
Warrants exercised for cash	190,258	190	758,543	—	758,733
Stock warrants cashless exercised	4,032	4	(4)	—	—
Stock-based compensation	76,440	77	4,073,428	—	4,073,505
Net loss	—	—	—	(16,348,802)	(16,348,802)
Balance at September 30, 2019	45,723,414	$45,723	$370,290,447	$(322,454,252)	$47,881,918

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(20,198,843)	$(16,348,802)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	272,725	70,908
Changes in fair value of warrant liabilities	(31,000)	80,000
Stock-based compensation	3,974,536	4,073,505
Amortization on right-of-use assets	337,530	134,919
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(840,703)	(1,764,345)
Interest receivable	56,054	30,032
Accounts payable and accrued expenses	3,955,609	137,161
Lease liability	(166,723)	(136,812)
Net cash used in operating activities	(12,640,815)	(13,723,434)
Cash Flows from Investing Activities:
Purchase of property and equipment	(2,484,825)	(362,121)
Purchase of construction in progress	(4,557,581)	—
Net cash used in investing activities	(7,042,406)	(362,121)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,186,009
Proceeds from exercise of stock options	—	57,744
Proceeds from exercise of warrants	550,000	758,733
Net cash provided by financing activities	2,736,009	816,477
Net decrease in cash	(16,947,212)	(13,269,078)

Cash and cash equivalents at beginning of the period	43,903,949	61,746,748
Cash and cash equivalents at end of the period	$26,956,737	$48,477,670

	For the Nine Months Ended
	September 30,
	2020	2019
Supplemental schedule of non-cash financing activities:
Issuance of common stock as commitment fee for future financing	$345	$—
Recognition of right-of-use assets and lease liability from new operating lease agreements	$11,077,636	$—
Stock warrants cashless exercised	$—	$4

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at September 30, 2020 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K filed on March 12, 2020.

NOTE 3: LIQUIDITY, FINANCIAL CONDITION AND GOING CONCERN

As of September 30, 2020, the Company had cash and cash equivalents of approximately $27.0 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

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

Based on the Company’s revised clinical and research and development plans and its revised timing expectations related to the progress of its programs, and buildout of manufacturing and research facilities, and expansion of the Company’s corporate headquarters, discussed in Footnotes #7 and #10 below, the Company expects that its cash and cash equivalents as of September 30, 2020 will enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2021, as such these factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company's operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company's product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company's future funding requirements will depend on many factors, as it:

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

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

Other Receivable

Pursuant to the Company's lease agreement for its manufacturing facility, the Company incurs and pays for the construction invoices directly for both the structural improvements of the facility and the building of the manufacturing modular cleanroom (i.e. leasehold improvements and manufacturing equipment.) At the time the construction invoices are received by the Company, a fixed asset is recorded in construction-in-progress. In accordance with the agreement, upon completion of the facility's construction, the Company is owed up to $1.0 million as reimbursement, and as such a landlord receivable is recorded, which provides for a legal right to receive construction reimbursements from the landlord for tenant improvement allowances. During the third quarter of 2020, the Company recorded a $1.0 million receivable in its condensed consolidated financial statements.

Property and equipment - Construction in Progress

On June 26, 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. In connection with the manufacturing facility, the Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in a manufacturing facility. $4.6 million is recorded in fixed assets - construction in progress on the balance sheet as of September 30, 2020. Upon completion of the facility's construction, all costs associated with the buildout will be recorded as either manufacturing equipment and/or leasehold improvements and amortized over the estimated useful life of the leasehold lease.

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

The following table sets forth the computation of net loss per share for the three and nine months ended September 30, 2020 and 2019, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(7,371,500)	$(5,459,486)	$(20,198,843)	$(16,348,802)

Denominator:
Weighted average common shares outstanding	46,867,119	45,655,387	46,509,391	45,541,434

Net loss per share data:
Basic and Diluted	$(0.16)	$(0.12)	$(0.43)	$(0.36)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Nine Months Ended
	September 30,
	2020	2019
Common stock options	5,882,000	4,655,000
Common stock purchase warrants	20,964,000	22,618,000
Common stock warrants - liability treatment	—	56,000
Potentially dilutive securities	26,846,000	27,329,000

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2020 and December 31, 2019, respectively:

		September 30,	December 31,
	Estimated Useful Lives	2020	2019

Lab equipment	5 Years	$1,388,000	$111,000
Computers, equipment and software	3-5 Years	685,000	211,000
Office furniture	5 Years	646,000	178,000
Leasehold improvements	Lesser of lease term or estimated useful life	288,000	23,000
Total		3,007,000	523,000
Less: accumulated depreciation		(378,000)	(105,000)
Construction in progress		4,558,000	—
Total fixed assets, net		$7,187,000	$418,000

Depreciation expense for the three months ended September 30, 2020 and 2019 was approximately $0.1 million and $0.03 million, respectively. Depreciation expense for the nine months ended September 30, 2020 and 2019 was approximately $0.3 million and $0.07 million, respectively.

On June 26, 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. In connection with the manufacturing facility, the Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in a manufacturing facility. $4.6 million is recorded in fixed assets - construction in progress on the balance sheet as of September 30, 2020. Upon completion of the facility's construction, all costs associated with the buildout will be recorded as either manufacturing equipment and/or leasehold improvements and amortized over the estimated useful life of the leasehold lease.

In connection with the research facility that the Company opened during the second quarter of 2020, the Company incurred approximately $1.3 million of costs acquiring necessary lab equipment to carry out its experiments. The $1.3 million is included in Lab equipment within fixed assets and is being depreciated over five years.

NOTE 7: LEASES

On March 23, 2020, the Company entered into an agreement to expand its corporate headquarters in Houston, Texas, which commenced in the third quarter of 2020.   The initial lease term is ten years with two five-year renewal options. Fixed rent payments under the initial term are approximately $5.6 million.  Additionally, the Company is also responsible for its share of operating expenses. In the third quarter of 2020, the Company recorded right-of use assets and related operating lease liabilities of approximately $4.1 million as result of entering into the lease for its new corporate facility.

On April 30, 2020, the Company entered into a lease for a research facility in Houston, Texas. The lease term is 71 months. Fixed rent payments under the initial term are approximately $1.1 million.

On June 26, 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. The initial lease term is ten years from the expected rent commencement date in the fourth quarter of 2020 with two five-year renewal options. Fixed rent payments under the initial term are approximately $9.8 million. Additionally, the Company is also responsible for its share of operating expenses. In connection with the lease for the manufacturing facility, the Company is to receive $1.0 million as reimbursement for out of pocket buildout costs.  Accordingly, during the third quarter of 2020, the Company recorded a $1.0 million receivable, and a reduction in right-of use assets, in its condensed consolidated financial statements.

The Company also leases office space under agreements classified as operating leases that expire in 2022. The Company has a remaining lease liability of $0.2 million and $0.2 million of the related right-of-use asset resulting from the lease of its Jacksonville, Florida office space, which expires in 2022.

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

At September 30, 2020, the Company had operating lease liabilities of approximately $12.2 million and right-of-use assets of approximately $11.1 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases for the three and nine months ended September 30, 2020 and 2019, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease expense summary:
Operating lease expense	$375,000	$55,000	$533,000	$165,000
Short-term lease expense	—	27,000	22,000	73,000
Variable lease expense	69,000	27,000	85,000	65,000
Total	$444,000	$109,000	$640,000	$303,000

Other information:
Operating cash flows - operating leases				$362,000
Weighted-average remaining lease term as of September 30, 2020 – operating leases				9.6
Weighted-average discount rate as of adoption date – operating leases				5.7%

Maturities of our operating leases, excluding short-term leases, are as follows:

Three months ended December 31, 2020	$205,000
Year ended December 31, 2021	1,077,000
Year ended December 31, 2022	1,278,000
Year ended December 31, 2023	1,542,000
Year ended December 31, 2024	1,826,000
Thereafter	10,540,000
Total	16,468,000
Less present value discount	(4,241,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2020	$12,227,000

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
	2020	2019
Accounts payable	$3,696,000	$993,000
Compensation and benefits	1,392,000	323,000
Professional fees	248,000	94,000
Technology license fees	—	105,000
Other	410,000	243,000
Total accounts payable and accrued liabilities	$5,746,000	$1,758,000

NOTE 9: WARRANT LIABILITY AND FAIR VALUE MEASUREMENTS

During the nine months ended September 30, 2020, all of the Company's common stock purchase warrants previously treated as a liability expired.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2020 and 2019 is as follows:

	Weighted Average Inputs
	For the Nine Months Ended
	September 30,
	2020	2019
Exercise price	$—	$6.92
Contractual term (years)	—	0.30
Volatility (annual)	—	92%
Risk-free rate	—	2%
Dividend yield (per share)	—	0%

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Warrant liability:

Fair value measured at September 30, 2020
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	September 30, 2020
Warrant liability	$—	$—	$—	$—

Fair value measured at December 31, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Warrant liability	$—	$—	$31,000	$31,000

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

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2020:

Warrant
Liability
Balance - January 1, 2020	$31,000
Change in fair value of warrant liability	(31,000)
Balance – September 30, 2020	$—

NOTE 10: COMMITMENTS AND CONTINGENCIES

An arbitration proceeding was brought against the Company before the Financial Industry Regulatory Authority, Inc. by a broker seeking to be paid approximately $1 million as compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker. The broker’s claims are based on a placement agent agreement for a private placement it brokered in 2017, under which it alleges it is entitled to compensation for the 2018 transactions. The Company believes it has defenses to all of the allegations and intends to vigorously defend itself in this matter.

As discussed in Footnotes #6 and #7, on March 26, 2020 the Company entered into an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in a manufacturing facility in Houston, Texas, which the Company expects to lease with a commencement date in the fourth quarter of 2020.  The total fees for this project to be substantially completed by December 31, 2020 are estimated to be $6.5 million. As of September 30, 2020, the Company has recorded $4.6 million of construction in progress costs associated with the building of the cleanrooms and the manufacturing facility.

NOTE 11: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Exercise of Stock Warrants

During the nine months ended September 30, 2020, certain outstanding warrants were exercised for 458,334 shares of common stock providing aggregate proceeds to the Company of approximately $0.6 million.

Board Compensation

During the nine months ended September 30, 2020, the Company issued an aggregate of 85,110 shares of common stock to its non-employee directors. The fair value of the common stock of approximately $0.2 million was recognized as a component of stock-based compensation expense in general and administrative expenses.

Aspire Capital

On February 28, 2020, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of the Company’s common stock over the 30-month term of the purchase agreement. In consideration for entering into the purchase agreement, the Company issued to Aspire Capital 345,357 shares of the Company’s common stock as a commitment fee.  The Company recorded the commitment fee to additional paid in capital.  As of September 30, 2020, Aspire Capital had purchased 1,407,470 shares under the Purchase Agreement , providing aggregate proceeds to the Company of approximately $2.2 million.

The Company may request daily up to 0.1 million shares to be purchased with a maximum purchase commitment of 9.2 million shares over the term of the arrangement.  The purchase price will generally be 97% of the stock price on the date of purchase.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of September 30, 2020 and changes during the period is presented below:

	Number of	Weighted Average	Remaining Contractual	Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2020	22,664,000	$4.71	3.33	$954,000
Exercised for cash	(458,000)	1.20	—	—
Expired or cancelled	(1,242,000)	9.75	—	—
Balance - September 30, 2020	20,964,000	$4.49	2.84	$—

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

The above awards were in addition to stock option awards issued during the nine months ended September 30, 2020 to new employees upon their commencement of employment with the Company.

A summary of the Company’s stock option activity is as follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Number of Shares	Exercise Price	years)	Intrinsic Value
Outstanding as of January 1, 2020	4,983,314	$7.79	8.9	$18,000
Granted	1,411,000	2.13	9.4	—
Canceled	(512,500)	9.13	—	—
Outstanding as of September 30, 2020	5,881,814	$6.31	8.5	$—
Options vested and exercisable	2,196,946	$7.41	8.1	$—

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the nine months ended September 30, 2020 was as follows:

For the Nine Months Ended
September 30, 2020
Exercise price	$2.13
Expected term (years)	6.0
Expected stock price volatility	109%
Risk-free rate of interest	1%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock Compensation expenses:
Research and development	$636,000	$553,000	$1,945,000	$1,844,000
General and administrative	634,000	631,000	2,030,000	2,230,000
Total stock compensation expenses	$1,270,000	$1,184,000	$3,975,000	$4,074,000

At September 30, 2020, the total stock-based compensation cost related to unvested awards not yet recognized was $11.7 million. The expected weighted average period compensation costs to be recognized was approximately 2.5 years. Future option grants will impact the compensation expense recognized.

NOTE 13: GRANT INCOME

During the nine months ended September 30, 2020, the Company received $0.5 million of a grant awarded to the Mayo Foundation from the U.S. Department of Defense to fund the Phase 2 clinical trial of TPIV100 for the treatment of HER2/neu breast cancer. The portion of the grant the Company received compensated the Company for clinical supplies manufactured by the Company for the clinical trial. In accordance with Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" issued by the Financial Accounting Standards Board, the Company recorded the $0.5 million of grant income as revenue. The Company did not record any grant income during the nine months ended September 30, 2019.

NOTE 14: RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the three and nine months ended September 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$405,000	$77,000	$864,000	$306,000
Total	$405,000	$77,000	$864,000	$306,000

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

The following table sets forth related party transaction expenses recorded in connection with the SRAs for the three and nine months ended September 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$11,000	$15,000	$68,000	$30,000
Total	$11,000	$15,000	$68,000	$30,000

Clinical Supply Agreement with BCM. On September 9, 2019, in furtherance of the BCM License Agreement and as contemplated by the terms thereof, the Company entered in a Clinical Supply Agreement ("CSA") with BCM, which provided for BCM to provide to the Company multi tumor antigen specific products.

The following table sets forth related party transaction expenses recorded in connection with the CSA for the three and nine months ended September 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$—	$—	$200,000	$—
Total	$—	$—	$200,000	$—

Workforce Grant Agreement with BCM. On October 5, 2019, in furtherance of the BCM Clinical Supply Agreement and as contemplated by the terms thereof, the Company entered in a Workforce Grant Agreement ("WGA") with BCM, which provided for BCM to provide to the Company manpower costs of projects for manufacturing, quality control testing and validation run activities.

The following table sets forth related party transaction expenses recorded in connection with the WGA for the three and nine months ended September 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$130,000	$—	$278,000	$—
Total	$130,000	$—	$278,000	$—

Clinical Trial Agreement with BCM. On August 17, 2020, in furtherance of the BCM Clinical Supply Agreement and as contemplated by the terms thereof, the Company entered in a Clinical Trial Agreement ("CTA") with BCM, which provided for BCM to provide to the Company investigator-initiated research studies.

The following table sets forth related party transaction expenses recorded in connection with the CTA for the three and nine months ended September 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$213,000	$—	$213,000	$—
Total	$213,000	$—	$213,000	$—

Purchases from Bio-Techne Corporation. The Company is currently utilizing Bio-Techne Corporation and two of its brands for the purchases of reagents, primarily cytokines. Mr. David Eansor is a member of the Company's board of directors and is serving as the President of the Protein Sciences Segment of Bio-Techne Corporation.

The following table sets forth related party transaction expenses recorded in connection with Bio-Techne Corporation for the three and nine months ended September 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$51,000	$4,000	$105,000	$43,000
Total	$51,000	$4,000	$105,000	$43,000

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$—	$58,000	$—	$233,000
Total	$—	$58,000	$—	$233,000

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the nine months ended September 30, 2020 included in this Quarterly Report.

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

We submitted an investigational new drug, or IND, application to the United States Food and Drug Administration, or the FDA, to initiate a Phase 2 clinical trial of MultiTAA-specific T cell therapy, which we refer to as MT-401 (zelenoleucel), in post-allogeneic hematopoietic stem cell transplant patients with AML in both the adjuvant and active disease setting. The dose administered in this multicenter trial is the approximate flat dose equivalent of the current maximum tolerated dose from the ongoing Phase 1 trial. In the adjuvant setting, patients will be randomized to either MultiTAA-specific T cell therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group. In February 2020, we announced that the FDA has permitted us to initiate our Phase 2 clinical trial beginning with a safety lead-in portion of the trial, and we have begun to enroll patients. We expect that we will be delayed in initiating this trial per previously communicated timelines due to the COVID-19 pandemic. See “—Clinical Program Updates.” In April 2020, the FDA granted orphan drug designation to MT-401 for the treatment of AML after receiving an allogeneic stem cell transplant.

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

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below:

Clinical Program Updates

MT-401 (zelenoleucel) for the Treatment of Post-Transplant AML

In February 2020, we announced that the FDA lifted the clinical hold on the Phase 2 clinical trial investigating the safety and efficacy of MT-401 for the treatment of patients with AML post-transplant permitting us to initiate the trial with the safety lead-in portion that is expected to enroll approximately six patients. Three patients will be dosed with MT-401 manufactured with the legacy reagent used in the Phase 1 trial, and three patients will be dosed with MT-401 manufactured using a new reagent from an alternative supplier. We anticipate using this supplier for clinical and commercial manufacturing of MT-401. The FDA placed a partial clinical hold on the trial for the use of the MT-401 product manufactured using one of the reagents supplied by the alternative supplier until the final data and certificate of analysis for the reagent are reviewed and accepted by the FDA. We have begun to enroll patients in the safety lead-in portion of the trial, and we continue to work to identify clinical trial sites. Additionally, our alternate supplier has provided the new reagent for MT-401. We continue to work with the vendor to receive the final data and certificate of analysis required by the FDA to satisfy the requirements for lifting the partial hold, but we expect that we will continue to be delayed in initiating this trial per previously communicated timelines due to the COVID-19 pandemic.

Results of Operations

In this discussion of our results of operations and financial condition, amounts, other than per-share amounts, have been rounded to the nearest thousand dollars.

Comparison of the Three Months Ended September 30, 2020 and September 30, 2019

The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
	September 30,
	2020	2019	Change
Revenues:
Grant income	$—	$—	$—	0%
Total revenues	—	—	—	0%
Operating expenses:
Research and development	4,804,000	3,119,000	1,685,000	54%
General and administrative	2,573,000	2,536,000	37,000	1%
Total operating expenses	7,376,000	5,655,000	1,721,000	30%
Loss from operations	(7,376,000)	(5,655,000)	(1,721,000)	30%
Other income (expense):
Change in fair value of warrant liabilities	—	(64,000)	64,000	(100)%
Interest income	5,000	259,000	(254,000)	(98)%
Net loss	$(7,372,000)	$(5,459,000)	$(1,912,000)	35%

Net loss per share, basic and diluted	$(0.16)	$(0.12)	$(0.04)	32%
Weighted average number of common shares outstanding	46,867,000	45,655,000	1,212,000	3%

Operating Expenses

Operating expenses incurred during the three months ended September 30, 2020 were $7.4 million compared to $5.7 million during the three months ended September 30, 2019.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 54% to $4.8 million for the three months ended September 30, 2020, compared to $3.1 million for the three months ended September 30, 2019.

The increase of $1.7 million in 2020 was primarily attributable to the following:

o	increase of $0.8 million in headcount-related expenses as we increased the number of research and development personnel,
o	increase of $0.8 million in process development expenses,
o	increase of $0.2 million in sponsored research expenses from BCM agreements,
o	increase of $0.2 million in other expenses, and
o	decrease of $0.3 million in our peptide vaccine clinical trial expenses due to the stages of ongoing clinical trials and the decreased number of active patients in such trials.

General and Administrative Expenses

General and administrative expenses were $ 2.6 million and $2.5 million for the three months ended September 30, 2020 and 2019, respectively.  The increase in general and administrative expenses was mainly comprised of an increase in rent and insurance expenses offset by a decrease in legal and professional fees.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the three months ended September 30, 2020 was $0 as compared to $(64,000) for the three months ended September 30, 2019.

Interest Income

Interest income was $5,000 and $0.3 million for the three months ended September 30, 2020 and 2019, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities. As part of the reaction to the COVID-19 pandemic, the Federal Reserve cut rates in mid-March to a range of 0.0% - 0.25%. As such, we recorded lower interest income during the three months ended September 30, 2020.

Net Loss

We recorded a net loss of $7.4 million, or a net loss per share, basic and diluted of $(0.16), during the three months ended September 30, 2020, compared to a net loss of $5.5 million, or a net loss per share, basic and diluted of $(0.12), during the three months ended September 30, 2019. The increase in our net loss during the three months ended September 30, 2020 compared to during the three months ended September 30, 2019 was due to the continued expansion of our research and development activities, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Comparison of the Nine months ended September 30, 2020 and September 30, 2019

The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30,
	2020	2019	Change
Revenues:
Grant income	$467,000	$—	$467,000	0%
Total revenues	467,000	—	467,000	0%
Operating expenses:
Research and development	12,897,000	9,104,000	3,793,000	42%
General and administrative	7,947,000	8,063,000	(116,000)	(1)%
Total operating expenses	20,844,000	17,167,000	3,677,000	21%
Loss from operations	(20,377,000)	(17,167,000)	(3,210,000)	19%
Other income (expense):
Change in fair value of warrant liabilities	31,000	(80,000)	111,000	(139)%
Interest income	147,000	898,000	(751,000)	(84)%
Net loss	$(20,199,000)	$(16,349,000)	$(3,850,000)	24%

Net loss per share, basic and diluted	$(0.43)	$(0.36)	$(0.07)	18%
Weighted average number of common shares outstanding	46,509,000	45,541,000	968,000	2%

Revenue

Grant income

During the nine months ended September 30, 2020, we received $0.5 million of a grant awarded to the Mayo Foundation from the U.S. Department of Defense to fund the Phase 2 clinical trial of TPIV100 for the treatment of HER2/neu breast cancer. The portion of the grant we received compensated us for clinical supplies manufactured by us for the clinical trial. We did not receive any grant income during the nine months ended September 30, 2019.

Operating Expenses

Operating expenses incurred during the nine months ended September 30, 2020 were $20.8 million compared to $17.2 million during the nine months ended September 30, 2019.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 42% to $12.9 million for the nine months ended September 30, 2020, compared to $9.1 million for the nine months ended September 30, 2019.

The increase of $3.8 million in 2020 was primarily attributable to the following:

o	increase of $2.1 million in headcount-related expenses as we increased the number of research and development personnel,
o	increase of $2.4 million in process development expenses,
o	increase of $0.3 million in sponsored research expenses from BCM agreements,
o	increase of $0.1 million in other expenses, and

o	decrease of $1.1 million in our peptide vaccine clinical trial expenses due to the stages of ongoing clinical trials and the decreased number of active patients in such trials.

General and Administrative Expenses

General and administrative expenses were $7.9 million and $8.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in general and administrative expenses was mainly comprised of a decrease in legal and professional fees and other.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2020 was $31,000 as compared to $(80,000) for the nine months ended September 30, 2019.

Interest Income

Interest income was $0.1 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities. As part of the reaction to the COVID-19 pandemic, the Federal Reserve cut rates in mid-March to a range of 0.0% - 0.25%. As such, we recorded lower interest income during the nine months ended September 30, 2020.

Net Loss

We recorded a net loss of $20.2 million, or a net loss per share, basic and diluted of $(0.43), during the nine months ended September 30, 2020, compared to a net loss of $16.3 million, or a net loss per share, basic and diluted of $(0.36), during the nine months ended September 30, 2019. The increase in our net loss during the nine months ended September 30, 2020 compared to during the nine months ended September 30, 2019 was due to the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash and cash equivalents and working capital as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$26,957,000	$43,904,000
Working capital	$24,300,000	$43,494,000

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	For the Nine Months Ended
	September 30,
	2020	2019
Net Cash provided by (used in):
Operating activities	$(12,641,000)	$(13,723,000)
Investing activities	(7,042,000)	(362,000)
Financing activities	2,736,000	816,000
Net decrease in cash and cash equivalents	$(16,947,000)	$(13,269,000)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2020 was $12.6 million. The use of cash primarily related to our net loss of $20.2 million, in addition to the effect of changes in asset and liability accounts, including an increase in prepaid expenses and deposits of $0.8 million, an increase in accounts payable and accrued liabilities of $4.0 million, a decrease in interest receivable of $0.06 million and a decrease in lease liabilities of $0.2 million.

Net cash used in operating activities during the nine months ended September 30, 2019 was $13.7 million. The use of cash primarily related to our net loss of $16.3 million, in addition to the effect of changes in asset and liability accounts, including an increase in prepaid expenses and deposits of $1.8 million, an increase in accounts payable and accrued liabilities of $0.1 million, a decrease in lease liabilities of $0.1 million and a decrease in interest receivable of $0.03 million.

Investing Activities

Net cash used in investing activities was $7.0 million and $0.4 million for the purchase of property and equipment during the nine months ended September 30, 2020 and 2019, respectively. The increase relates to $4.6 million in construction in progress towards the new modular cleanrooms in our manufacturing facility, an additional $1.3 million in laboratory equipment, $0.5 million in furniture and fixtures and $0.3 million in leasehold improvements at the new research facility.

Financing Activities

Net cash provided by financing activities was $2.7 million during the nine months ended September 30, 2020, mainly due to the purchase of 1,407,470 shares of stock under the Purchase Agreement with Aspire Capital that provided proceeds to the Company of approximately $2.2 million, along with $0.5 million of proceeds from the exercise of stock warrants. Net cash provided by financing activities was $0.8 million during the nine months ended September 30, 2019, due to the exercise of stock warrants and stock options.

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

As of September 30, 2020, we had working capital of $24.3 million, compared to working capital of $43.5 million as of December 31, 2019. Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, and buildout of manufacturing and research facilities, and expansion of our corporate headquarters, we expect that our cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Aspire Common Stock Purchase Agreement

In February 2020, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. As of September 30, 2020, Aspire Capital had purchased 1,407,470 shares under the Purchase Agreement, providing aggregate proceeds to the Company of approximately $2.2 million.

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

The Purchase Agreement provides that we and Aspire Capital shall not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of our common stock is less than $0.25. There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us but is obligated to make purchases from us as directed by us on future funding, rights of first refusal, participation rights, penalties or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at its discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the Purchase Agreement. We expect to use any proceeds under the Purchase Agreement for working capital and general corporate purposes.

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

Going Concern

The below excludes any potential future funding provided by the Purchase Agreement with Aspire Capital.

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

(b)Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

As of September 30, 2020, we were not a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

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

Risks Associated with Our Business

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

●	We are a development stage company with a history of operating losses, and we expect losses to continue for the indefinite future. These factors raise substantial doubt regarding our ability to continue as a going concern.
●	Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.
●	All of our product candidates are in clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
●	The results of earlier preclinical and clinical trials may not be predictive of future clinical trial results.
●	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.
●	We may not be successful in establishing our own manufacturing infrastructure for supply of our requirements of product candidates for use in clinical trials and for commercial sale. Until our new manufacturing facility is operational, we will be dependent on third-party vendors to design, build, maintain and support our manufacturing and cell processing facilities.
●	Our strategic relationship with BCM is dependent, in part, upon our ongoing relationship with key medical and scientific personnel and advisors.

●	Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and the medical community.
●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.
●	If we are unable to protect our proprietary rights, we may not be able to compete effectively or operate profitably.
●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays. Even if we receive regulatory approval of our product candidates, we will be subject to ongoing quality and regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	The price of our stock may be volatile.

Risks Related to our Financial Position and Capital Needs

We are a development stage company with a history of operating losses, and we expect losses to continue for the indefinite future. These factors raise substantial doubt regarding our ability to continue as a going concern.

We are a clinical-stage immunotherapy company with a history of losses, and we may always operate at a loss. We expect that we will continue to operate at a loss throughout our development stage, and as a result, we may exhaust our financial resources and be unable to complete the development of our product candidates. We anticipate that our ongoing operational costs will increase significantly, and our deficit will continue to grow, as we continue conducting our clinical development program.

We have no approved products or product candidates pending approval. As a result, we have not derived any revenue from the sales of products and have not yet demonstrated ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. We have no sources of significant revenue to provide incoming cash flows to sustain our future operations. Our ability to pursue our planned business activities depends upon our successful efforts to raise additional financing, which may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. As of September 30, 2020, we had an accumulated deficit of $347.7 million since inception. We expect that our cash and cash equivalents as of September 30, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary product candidates and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or do not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

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

Risks Related to the Development of our Product Candidates

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

In addition, we expect that we will continue to be delayed in initiating our Phase 2 trial of MT-401 (zelenoleucel) for post-transplant AML per previously communicated timelines. Although we have begun enrolling patients in the safety lead-in portion of the trial, we previously experienced temporary delays in enrollment due to the COVID-19 pandemic. Further, we continue to be delayed in receiving the and the final data and certificate of analysis required by the U.S. Food and Drug Administration, or the FDA, to satisfy the requirements for lifting the partial hold, although the vendor has supplied the new reagent for MT-401. Our ongoing clinical trials may be also affected by the COVID-19 pandemic. Patient enrollment and clinical site initiation may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, we may be unable to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which would adversely impact clinical trial operations

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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

All of our product candidates are in clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

We are early in our development efforts and all of our product candidates are still in clinical development. Each of our programs and product candidates will require additional preclinical and/or clinical development, regulatory approval, obtaining manufacturing supply, capacity and expertise, building a commercial organization or successfully outsourcing commercialization, substantial investment and significant marketing efforts before we generate any revenue from product sales. We do not have any products that are approved for commercial sale, and we may never be able to develop or commercialize marketable products.

Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our MultiTAA product candidates or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, and clinical trials;
●	effective investigational new drug applications, or INDs, from the FDA or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or GCPs, and current Good Laboratory Practices;
●	successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for any of our product candidates that receive regulatory approval;
●	receipt of timely marketing approvals from applicable regulatory authorities;
●	launching commercial sales of products, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our products, including method of administration, if approved, by patients, the medical community and third-party payors, for their approved indications;
●	the prevalence and severity of adverse events experienced our product candidates;
●	the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;
●	our ability to produce any product candidates we develop on a commercial scale;
●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;
●	maintaining compliance with regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMPs, and complying effectively with other procedures;
●	obtaining and maintaining third-party coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and
●	maintaining a continued acceptable safety, tolerability and efficacy profile of the products following approval.

If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize the product candidates we develop, which would materially harm our business. If we do not receive marketing approvals for any product candidate we develop, we may not be able to continue our operations.

Because we have limited financial and management resources, we must focus on development programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications for these product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

Any immunotherapies that we may develop are not likely to be commercially available for at least five years. Any delay in obtaining FDA and/or other necessary regulatory approvals in the United States and in countries outside the United States for any investigational new drug and failure to receive such approvals would have an adverse effect on the investigational new drug’s potential commercial success and on our business, prospects, financial condition and results of operations. The time required to obtain approval by the FDA and non-U.S. regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities.

We have not previously submitted a biologics license application, or BLA, to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of cell therapies for cancer. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained, and the FDA or non-U.S. regulatory authorities may disagree with the design or implementation of our clinical trials or study endpoints.

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

●	the availability of financial resources to commence and complete the planned trials;
●	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	obtaining approval by an independent institutional review board, or IRB, at each clinical trial site;
●	recruiting suitable patients to participate in a trial;
●	having patients complete a trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	adding new clinical trial sites; or
●	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

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

Preclinical studies and clinical trials are expensive, time-consuming, difficult to design and implement and involve an uncertain outcome. Further, we may encounter substantial delays in completing the development of our product candidates.

All of our product candidates are in clinical development and their risk of failure is high. The clinical trials and manufacturing of our product candidates are, and the manufacturing and marketing of our products, if approved, will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and market our product candidates. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. In particular, because our product candidates are subject to regulation as biological products, we will need to demonstrate that they are safe, pure and potent for use in their target indications. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.

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

We, or our regulators, may suspend or terminate our clinical trials for a variety of reasons. For example, in the fourth quarter of 2019 the FDA placed a clinical hold on our IND of MT-401 for the treatment of patients with post-transplant AML and requested certain information regarding quality and technical specifications for two reagents supplied by third party vendors that are used in our manufacturing process but not present in the final product infused to patients. In February 2020, the FDA lifted the clinical hold, permitting us to initiate a Phase 2 clinical trial with a safety lead-in portion but placed a partial clinical hold on the trial for the use of MT-401 manufactured using one of the reagents supplied by our alternative supplier. Our alternate supplier has provided the new reagent for MT-401, but continues to be delayed in providing the final data and certificate of analysis required by the FDA to satisfy the requirements for lifting the partial hold, which will delay our ability to initiate the trial per previously communicated timelines. The FDA may not agree that our response addresses all of their concerns and the partial clinical hold may remain in place and further delay the initiation of the trial. In addition, our ability to successfully work with our reagent supplier may be limited or further delayed due to the effects of the COVID-19 pandemic.

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

The results of earlier preclinical and clinical trials may not be predictive of future clinical trial results.

Failure can occur at any time during the clinical trial process. The results of preclinical testing and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients in a single academic clinical site for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications at multiple sites to verify the results obtained to date and to support any regulatory submissions for further clinical development of our product candidates. Our assumptions related to our product candidates, such as with respect to lack of toxicity and manufacturing cost estimates, are based on early limited clinical trials and current manufacturing processes at Baylor College of Medicine, or BCM, and may prove to be incorrect. Several companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our product candidates.

If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our products may be delayed.

From time to time, we may estimate the timing of the accomplishment of various scientific, clinical, regulatory, manufacturing and other product development goals, which we sometimes refer to as milestones. These milestones may include the commencement or completion of preclinical studies and clinical trials and the submission of regulatory filings, including IND submissions. From time to time, we may publicly announce the expected timing of some of these milestones. All of these milestones are, and will be, based on a variety of assumptions. The actual timing of these milestones can vary significantly compared to our estimates, in some cases for reasons beyond our control, including with respect to challenges related to enrollment, manufacturing and our reliance on third parties to conduct, supervise or monitor some or all aspects of our clinical trials. We may experience numerous unforeseen events during, or as a result of, any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize our product candidates.

For example, we expect that we will be delayed in initiating our planned Phase 2 trial of MT-401 for post-transplant AML due to the COVID-19 pandemic. As previously announced, the FDA placed a partial clinical hold for the use of MT-401 manufactured using one of the reagents supplied by our alternative supplier. Our alternate supplier has provided the new reagent for MT-401, but continues to be delayed in providing the final data and certificate of analysis required by the FDA to satisfy the requirements for lifting the partial hold. We cannot guarantee when, or if, we will be successful in these efforts. Further, as a result of the COVID-19 pandemic, we will be delayed in our ability to enroll the first three patients in the safety lead-in portion of the trial required by the FDA. The pandemic may also impact our other clinical programs.

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

Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are safe, pure and effective for use in each target indication, and failures can occur at any stage of testing. Preclinical studies and clinical trials often fail to demonstrate safety or efficacy of the product candidate studied for the target indication.

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug or administration process or related procedures, the FDA, EMA or foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from personalized cell therapy, as with our MultiTAA-specific T cell therapy products, are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented further development of the product candidate.

Additionally, if one or more of our product candidates receives marketing approval, and we or others identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the labels;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients or other requirements subject to a REMS;
●	we could be sued and held liable for harm caused to patients;
●	we may not be able to achieve or maintain third-party payor coverage and adequate reimbursement; and
●	our reputation and physician or patient acceptance of our products may suffer.

There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or foreign regulatory agency in a timely manner or at all. Moreover, any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

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

The FDA has granted orphan drug designation for MT-401 for the treatment of AML after receiving an allogenic stem cell transplant. We may seek orphan drug designation for other indications or product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA or European Medicines Agency, or the EMA, later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Risks Related to Manufacturing

We may not be successful in establishing our own manufacturing infrastructure for supply of our requirements of product candidates for use in clinical trials and for commercial sale. Until our new manufacturing facility is operational, we will be dependent on third-party vendors to design, build, maintain and support our manufacturing and cell processing facilities.

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

We have begun to develop our own cGMP manufacturing capacity that would be capable of supporting our manufacturing needs with respect to our clinical trials, particularly with respect to pivotal studies. We expect that the development of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. We intend to begin a process technology transfer to develop in-house manufacturing capabilities in 2021. In order to transfer our MultiTAA-specific T cell manufacturing from or expand our manufacturing capabilities beyond BCM pursuant to our development plans, we will need access to the standard operating procedures and the specific batch production records that are used to manufacture the product candidates. If BCM does not support the transfer of our manufacturing processes or impedes our ability to transfer the manufacturing processes of its product candidates to us, our planned clinical trials and additional necessary manufacturing capabilities will be delayed, which will adversely affect our ability to conduct and further develop our business as currently planned.

Establishment of our own manufacturing facility is subject to many risks. We do not have extensive experience in developing a manufacturing facility and may never be successful in developing our own manufacturing facility or capability. For example, the establishment of a cell-therapy manufacturing facility is a complex endeavor requiring knowledgeable individuals. Creating an internal manufacturing infrastructure will rely upon building out a complex facility and finding personnel with an appropriate background and training to staff and operate the facility. Should we be unable to find these individuals, we may need to rely on external contractors or train additional personnel to fill needed roles. There are a small number of individuals with experience in cell therapy, and the competition for these individuals is high. We may establish multiple manufacturing facilities as we expand our commercial footprint to multiple geographies, which may lead to regulatory delays or prove costly. Even if we are successful, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, transportation difficulties and numerous other factors that could prevent us from realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our clinical development and/or commercialization plans.

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

In cooperation with our current contract manufacturers, we intend to develop improved methods for generating and selecting T cells, and to develop methods for large-scale production of our current product candidates that are in accordance with current cGMP procedures. Developing a new, scaled-up, pharmaceutical manufacturing process that can more efficiently and cost effectively, and in a more automated manner produce, measure and control the physical and/or chemical attributes of our product candidates in a cGMP facility is subject to many uncertainties and difficulties. We have never manufactured our adoptive T cell therapy product candidate on a commercial scale. As a result, we cannot give any assurance that we will be able to establish a manufacturing process that can produce our product candidates at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third- party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA premarket approval of our product candidates will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our product candidates meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

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

Risks Related to our Reliance on Third Parties, Including BCM

Our strategic relationship with BCM is dependent, in part, upon our ongoing relationship with key medical and scientific personnel and advisors.

Our MultiTAA-specific T cell therapy has been developed through our collaboration with the Center for Cell and Gene Therapy at BCM, founded by Malcolm K. Brenner, M.D., Ph.D., a recognized pioneer in immuno-oncology. Our strategic relationship with BCM is dependent, in part, on our relationship with certain key employees and advisors, some of whom serve on our Scientific Advisory board, and in particular Dr. Vera, our founder and Chief Development Officer. If Dr. Vera discontinues his employment with us, our relationship with BCM may deteriorate, and our business could be harmed. We may also be dependent on BCM facilities and personnel to conduct research and development and manufacturing activities in the future.

Although we have an exclusive license agreement with BCM under which we received a worldwide, exclusive license to BCM’s rights in and to three patent families to develop and commercialize the MultiTAA-specific T cell product candidates, we will need to enter into additional agreements with BCM with respect to (i) a strategic alliance to advance preclinical research, early stage clinical trials, and Phase 2 clinical trials with respect to our product candidates, as well as continued access to our clinical data, and (ii) product manufacturing and support, including personnel and space at the institution for the foreseeable future. Any delays in entering into new strategic agreements with BCM related to our product candidates could delay the development, manufacture, and clinical trials of our product candidates.

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

We may not be able to establish or maintain the third-party relationships, including strategic collaborations, that are necessary to develop, commercialize and/or market some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates, to manufacture our product candidates, and to conduct clinical trials for some or all of our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies and the quality of the preclinical and clinical data that it has generated, and the perceived risks specific to developing our product candidates. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates. Management of any third-party relationships will require significant time and effort from our management team, coordination of our research and development programs with the research and development priorities of our collaborators and effective allocation of our resources to multiple projects.

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

Our strategy includes eventual substantial reliance upon strategic collaborations for marketing and commercialization of our product candidates, and we may rely even more on strategic collaborations for research, development, marketing and commercialization of our other immunotherapies. If we are unsuccessful in securing such strategic collaborations, we may be unable to commercialize any approved products as we have not yet licensed, marketed or sold any of our immunotherapies or entered into successful collaborations for these services in order to ultimately commercialize our immunotherapies. Establishing strategic collaborations is difficult and time-consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, clinical, regulatory or intellectual property position. If we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our immunotherapies or the generation of sales revenue. To the extent that we enter into co- promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.

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

Risks Related to the Commercialization of our Product Candidates

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

Even if we are successful in getting market approval, commercial success of any of our product candidates will also depend in large part on the availability of coverage and adequate reimbursement from third-party payors, including government payors such as the Medicare and Medicaid programs and managed care organizations, which may be affected by existing and future health care reform measures designed to reduce the cost of health care. Third-party payors could require us to conduct additional studies, including post- marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other health care payors were not to provide adequate coverage and reimbursement levels for any of our products if approved, market acceptance and commercial success would be reduced.

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

Our future success is highly dependent upon our key personnel, and our ability to attract, retain, and motivate additional qualified personnel. We will also be required to establish sales and marketing capabilities or enter into agreements with third parties to market and sell any approved products.

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

Potential competitors in the market for treating hematological malignancies are companies such as Juno Therapeutics/Celgene/Bristol- Myers Squibb, Roche/Genentech, Merck, Novartis, Kite Pharma/Gilead, Amgen, Pfizer, and GlaxoSmithKline, which already have products on the market or in development. Other companies, such as Cellectis, Bluebird Bio, and AdaptImmune, which are focused on genetically engineered T cell technologies to treat cancer, may also be competitors. Furthermore, companies such as Iovance, Immatics, WindMIL Therapeutics, Mana Therapeutics, Tessa Therapeutics and Torque Therapeutics (now Repetoire Immune Medicines) are developing non-genetically modified T cell therapies such as tumor infiltrating lymphocytes and marrow infiltrating lymphocytes therapies that may compete with our product candidates. All these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or third-line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our research and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. We do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of treatable patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect our lead product candidate to initially target a small patient population that suffers from AML. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, and we may spend large amounts of money trying to obtain approval for product candidates that have an uncertain commercial market.

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

Cybersecurity incidents have increased in number and severity recently and it is expected that these trends will continue. Despite the implementation of security measures, our internal computer systems, and those of our manufacturers and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, successful breaches, employee malfeasance, or human or technological error, war and telecommunication and electrical failures. In addition, our systems safeguard important confidential personal data regarding our subjects. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed. Should we be affected by such an incident, we may incur substantial costs and suffer other negative consequences, which may include investigation costs and costs to engage specialized consultants; remediation costs, such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack; and litigation and legal risks, including regulatory actions by state and federal regulators. We have cybersecurity insurance for a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. We also maintain property and casualty insurance that may cover restoration of data, certain physical damage or third-party injuries caused by potential cybersecurity incidents. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available.

Risks Related to Our Intellectual Property

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

Should third parties file patent applications, or be issued patents claiming technology also used or claimed by our licensor(s) or by us in any future patent application, we may be required to participate in interference proceedings in the USPTO to determine priority of invention for those patents or patent applications that are subject to the first-to-invent law in the United States, or may be required to participate in derivation proceedings in the USPTO for those patents or patent applications that are subject to the “first-inventor-to- file” law in the United States. We may be required to participate in such interference or derivation proceedings involving our issued patents and pending applications. We may be required to cease using the technology or to license rights from prevailing third parties as a result of an unfavorable outcome in an interference proceeding or derivation proceeding. A prevailing party in that case may not offer us a license on commercially acceptable terms or on any terms.

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

As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of any of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently- pending patent applications that later issue as patents that our product candidates may infringe. If our product candidates conflict with patent rights of others, third parties could bring legal actions against us or our collaborators, licensees, suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected product candidates. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected product candidates. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all.

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

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time- consuming and unsuccessful.

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

Risks Related to Government Regulation

We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays. Even if we receive regulatory approval of our product candidates, we will be subject to ongoing quality and regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

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

Any relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third- party payors in connection with our current and future business activities are and will continue to be subject, directly or indirectly, to federal and state healthcare laws. If we are unable to comply, or have not fully complied, with such laws, we could face penalties, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations.

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

Such laws include:

●	the federal Anti-Kickback Statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to payments or other transfers of value made to physicians, as defined by such law, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. . Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
●	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug takeback” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA was enacted in the United States in March 2010, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare, and includes measures to change health care delivery, increase the number of individuals with insurance, ensure access to certain basic health care services, and contain the rising cost of care. Since January 2017, President Trump has signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Further, on December 18, 2019, the

U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case. It is unclear how such litigation and other efforts to repeal and replace the ACA will impact the ACA and our business. Congress may consider other legislation to repeal or replace elements of the ACA. These actions may result in increased health insurance premiums and reduce the number of people with health insurance in the United States and have other effects that could adversely affect U.S. health insurance markets and the ability of patients to have access to therapies that our product candidates can provide.

In addition, other federal health reform measures have been proposed and adopted in the United States. For example, as a result of the Budget Control Act of 2011 and subsequent legislative amendments thereto, providers are subject to Medicare payment reductions of 2% per fiscal year through 2030 unless additional Congressional action is taken. The CARES Act, which was signed into law in March 2020 and is designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and also introduced a quality payment program, or the Quality Payment Program, under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. This Quality Payment Program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. It is still unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The HHS has solicited feedback on some of these measures and has implemented others under its existing authority.

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

The combination of healthcare cost containment measures, increased health insurance costs, reduction of the number of people with health insurance coverage, as well as future legislation and regulations focused on reducing healthcare costs by reducing the cost of, or reimbursement and access to, pharmaceutical products, may limit or delay our ability to commercialize our products, generate revenue or attain profitability. It is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on August 6, 2020, the Trump administration issued another executive order that instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including China. The order is meant to reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

Risks Related to our Securities and Operations as a Public Company

The price of our stock may be volatile.

The listing of our common stock on Nasdaq does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price at which our shares of common stock, depending on many factors, some of which are beyond our control and may not be related to our company or our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

●	price and volume of fluctuations in the overall stock market from time to time;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	the thinly traded nature of our common stock;
●	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;
●	results of our preclinical studies and clinical trials or delays in anticipated timing;
●	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock, or sales of large blocks of our stock and sales by insiders and our institutional investors;
●	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;
●	announcements of acquisitions, mergers or business combinations;
●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	general economic conditions and trends, including changes in interest rates, and other national and global conditions, including the ongoing COVID-19 pandemic and related global economic uncertainty;
●	major catastrophic events;
●	departures of key personnel;
●	events affecting BCM, Mayo Clinic, Mayo Foundation for Medical Education and Research or any future collaborators;
●	announcements of new product candidates or technologies, commercial relationships or other events, including the results of clinical trials, or variations in our quarterly operating results;
●	regulatory developments in the United States and other countries, including changes in the structure of healthcare payment systems, or other positive and negative events relating to healthcare and the overall pharmaceutical and biotechnology sectors;
●	failure of our common stock to maintain listing requirements on Nasdaq;
●	the outcome of any litigation to which we are a party;
●	changes in accounting principles; and
●	discussion of our company or our stock price by the financial and scientific press and in online investor communities.

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

As of September 30, 2020, we had 48.0 million shares of our common stock issued and outstanding. Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of September 30, 2020, there were outstanding warrants to purchase up to approximately 21.0 million shares of our common stock at a weighted average exercise price of $4.49 per share, and options exercisable for an aggregate of approximately 5.9 million shares of common stock at a weighted average exercise price of $6.31 per share. We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

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

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or, the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre- change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Certain of our outstanding warrants contain or contained prior to being amended, or may be deemed to contain from time to time, embedded derivative rights in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely affect our reputation, as well as our results of operations. These derivative rights, or similar rights in securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. We record these embedded derivatives as liabilities at issuance, valued using the Black Scholes Option Pricing Model and are subject to revaluation at each reporting date. Any change in fair value between reporting periods is reported on our statement of operations. At September 30, 2020, the fair value of the derivative liability-warrants was $0. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the nine months ended September 30, 2020.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

10.1	Form of Stock Option Grant Notice and Stock Option Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.					X

10.2	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.2*	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: November 9, 2020

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang
President, Chief Executive Officer and Principal Executive Officer
/s/ Anthony Kim
Anthony Kim
Chief Financial Officer and Principal Financial and Accounting Officer