Form 10-K
period 2020-12-31
Marker Therapeutics, Inc.
filed 2021-03-09
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻  No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes ◻  No ⌧

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

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $2.07 as reported on the Nasdaq Capital Market as of that date was approximately $64,600,000.

The registrant had 50,731,072 shares of common stock outstanding as of March 1, 2021.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement relating to registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

•	the timing of any submission of filings for regulatory approval of product candidates and our ability to obtain and maintain regulatory approvals for product candidates for any indication;
•	our ability to successfully commercialize product candidates;
•	our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates;
•	our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of product candidates, if approved for commercial use;
•	our manufacturing capabilities and strategy, including the ease, scalability and commercial viability of our manufacturing methods and processes;
•	our expectations regarding the scope of any approved indications for product candidates;
•	the potential benefits of and our ability to maintain our relationships and collaborations with the Baylor College of Medicine and other potential collaboration or strategic relationships;
•	our ability to use the MultiTAA-specific T cell platform to develop future product candidates;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional funding;
•	our ability to identify, recruit and retain key personnel;
•	our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;
•	our financial performance;
•	our competitive position and the development of and projections relating to our competitors or our industry; and
•	the impact of laws and regulations.

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

We are pursuing post-transplant AML as the lead indication for our first company-sponsored MultiTAA-specific T cell program. In April 2020, the FDA granted orphan drug designation to MT-401 for the treatment of AML after receiving an allogeneic stem cell transplant. The MultiTAA-specific T cell therapy has been well tolerated in an ongoing Phase 1 clinical trial in AML and myelodysplastic syndrome, or MDS, conducted by our strategic partner Baylor College of Medicine, or BCM. As reported in a recent publication by Lulla et al., 11 of the 17 patients in the adjuvant disease setting dosed with the MultiTAA-specific T cell therapy after receiving an allogeneic hematopoietic stem cell transplant, or HSCT, never relapsed [median leukemia-free survival, or LFS, not reached at a median follow-up of 1.9 years], with 11 of 15 patients remaining alive (estimated two-year overall survival of 77%) at a median follow-up of 1.9 years post-infusion which compares favorably with HSCT outcomes for risk-matched AML/MDS patients post-HSCT [median LFS of nine to 15 months and two-year survival probability of 42%].  Additionally, eight patients were treated for active disease that was resistant to salvage therapy post-HSCT with a median of five prior lines of therapy (range: four to 10).  One of the eight patients crossed over from the adjuvant group while two patients enrolled twice, but all three patients had active AML that failed another line of salvage therapy after their first MultiTAA-specific T cell infusion.  Two of the eight patients achieved objective responses with one complete response and one partial response, with six patients continuing with stable disease.

We submitted an investigational new drug, or IND, application to the United States Food and Drug Administration, or the FDA, to initiate a Phase 2 clinical trial of MultiTAA-specific T cell therapy, which we refer to as MT-401 (zedenoleucel), in post-allogeneic HSCT patients with AML in both the adjuvant and active disease setting. The dose administered in this multicenter trial is the approximate flat dose equivalent of the current maximum tolerated dose from the ongoing Phase 1 trial. In the adjuvant setting, patients will be randomized to either MultiTAA-specific T cell therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group. We expect to complete the safety lead-in portion of the trial in the first half of 2021. We anticipate that we will initiate the remainder of the Phase 2 trial in the third quarter of 2021 and complete enrollment of 20 patients in that phase of the trial in the fourth quarter of 2021 in order to report results from the active disease arm of the trial in the first quarter of 2022. We expect to begin manufacturing MT-401 for the Phase 2 trial at our cGMP manufacturing facility in the third quarter of 2021.

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

We are also evaluating the MultiTAA-specific T cell therapies in a Phase 2 clinical trial for the treatment of breast cancer and in Phase 1 clinical trials for the treatment of ALL, lymphoma, MM and sarcoma, all of which are being conducted by BCM. As of December 2020, the MultiTAA-specific T cell therapies have been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidents of cytokine release syndrome or neurotoxicity, which are frequently associated with CAR-T therapies. Our ongoing clinical trials may be also affected by the COVID-19 pandemic. Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the MultiTAA-specific T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells. We may initiate additional Phase 2 clinical trials investigating other indications in addition to our planned Phase 2 trial in post-transplant AML patients.

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below:

Clinical Program Updates

Initiation of Phase 2 Clinical Trial of MT-401 (zedenoleucel) for the Treatment of Post-Transplant AML

In January 2021, we announced that the FDA lifted the partial clinical hold on the Phase 2 clinical trial investigating the safety and efficacy of MT-401 for the treatment of patients with AML post-transplant, permitting us to initiate the trial with the safety lead-in portion that is expected to enroll approximately six patients.  Three patients will be dosed with MT-401 manufactured with the legacy reagent used in the Phase 1 trial, and three patients will be dosed with MT-401 manufactured using a new reagent from an alternative supplier. We anticipate using this supplier for clinical and commercial manufacturing of MT-401. We expect to complete the safety lead-in portion of the trial in the first half of 2021, and we continue to work to identify clinical trial sites.

In January 2021, the United States Adopted Names, orUSAN, Council and the World Health Organization International Nonproprietary Name, or WHO INN, Expert Committee adopted “zedenoleucel” as the non-proprietary name for MT-401. The USAN Council previously accepted “zelenoleucel” as the non-proprietary name for MT-401. The USAN Council forwarded the name to the WHO INN Expert Committee for additional review and clearance.  The WHO INN Expert Committee revised the name to zedenoleucel to avoid a conflict with the existing INN selenomethothionine (75Se) and could evoke that the substance is selenium-labelled.  The USAN Council agreed with the WHO INN Expert Committee’s revision of the name from “zelenoleucel” to “zedenoleucel.”

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

Based on the results of the Phase 1 clinical trials of the MultiTAA-specific T cell therapies conducted at BCM, we plan to advance our lead product candidates into Phase 2 clinical trials and facilitate the initiation of company-sponsored clinical trials. We are pursuing post-transplant AML as the lead indication for the MultiTAA-specific T cell program. We expect to complete the safety lead-in portion of our Phase 2 trial in post-transplant AML in the first half of 2021.

We plan to initiate in the future additional clinical trials in other tumor types based on emerging data. We expect our current Good Manufacturing Practices, or cGMP, manufacturing facility in Houston, Texas will be fully operational to support our clinical manufacturing in the first half of 2021. Until that time, we anticipate that clinical product manufacturing will be conducted at BCM’s Good Manufacturing Practices, or GMP, cell manufacturing facility.

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

Our approach is to avoid genetic engineering by relying upon the native T cell receptor, which has evolved over millions of years to provide T cells with an exquisite capacity to recognize and kill cancer cells. Use of the native T cell receptor is the bedrock of our versatile immunotherapy, which is intended to provide a cost-effective and non-toxic strategy to target multiple tumor antigens and lead to durable responses. The process entails expanding tumor-specific T cells from patients (autologous), or a patient’s hematopoietic stem cell donor (allogeneic). This is achieved by in vitro manipulation consisting of co-culturing a patient’s or donor’s antigen presenting cells with patient (or donor) peripheral blood mononuclear cells, or PBMCs, respectively. As a source of antigen, we use overlapping peptide libraries spanning each of several immunogenic target antigens that are typically associated with certain types of cancer. These peptides are at least 15 amino acids in length, overlapping by 11 amino acids and span the entire length of each of the target antigens. This typical footprint of peptides allows us to induce both CD4+ (helper) and CD8+ (cytotoxic) T cells. Following manufacture, these cells are frozen and stored for later infusion. Once infused, the natural characteristics of T cells take over and the T cells multiply in quantity, forming an army of T cells that kill the targeted cancer cells.

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

•    Low incidence rate of adverse events.

As of December 2020, the MultiTAA-specific T cell therapy has been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidences of cytokine release syndrome or neurotoxicity. In these trials, there has been only one Grade 3 adverse reaction considered possibly related to the therapy. This appears to compare favorably with published CD19 CAR-T studies that have been associated with substantial tolerability concerns, including one Phase 1 trial in which 95% of patients had Grade 3 or higher adverse events during treatment.

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

MT-401 for the Treatment of Post-Transplant AML

We have submitted an IND to the FDA to initiate a Phase 2 clinical trial in post-allogeneic HSCT patients with AML in both the adjuvant and active disease setting, which may become pivotal pending the results of the interim analysis. The dose administered in this multicenter trial is the current maximum tolerated dose from the Phase 1/2 trial. In the adjuvant setting, patients will be randomized to either MT-401 at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group.

We have initiated the Phase 2 trial, beginning with a safety lead-in portion that is expected to enroll approximately six patients.  Three patients will be dosed with MT-401 manufactured using the legacy reagent used in the Phase 1 trial, and three patients will be dosed with MT-401 manufactured using a reagent from an alternative supplier. We anticipate using this supplier for clinical and commercial supply of MT-401. We expect to complete the safety lead-in portion of the trial in the first half of 2021. The safety lead-in will be followed by the 160-patient portion of the trial at approximately 20 transplant centers. Group 1 will comprise 120 adjuvant (disease-free) patients, with the primary endpoint of relapse-free survival of patients randomized to receive MT-401 versus a control group. Group 2 will comprise 40 active disease patients in a single arm, with primary endpoints of complete remission and duration of complete remission.

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

Acute Myeloid Leukemia

We are pursuing post-transplant AML as the lead indication for the MultiTAA-specific T cell program. Currently, available treatments for post-transplant AML patients are limited and include donor lymphocyte infusion, which has an approximately 15% overall response rate but a 30% to 50% risk of severe and debilitating graft-versus-host disease. The five-year mortality rate for patients who receive an allogeneic HSCT exceeds 50%, and patients who relapse after a transplant have a survival expectation of approximately 4.5 months.

BCM recently completed a Phase 1 AML/MDS clinical trial of the MultiTAA-specific T cell therapy for the treatment of patients with post-transplant AML. In this trial, we treated patients in remission and with active disease post-transplant. As reported in a recent publication by Lulla et al. and illustrated below, 11 of the 17 patients in the adjuvant disease setting dosed with the MultiTAA-specific T cell therapy after receiving an allogeneic HSCT never relapsed [median LFS not reached at a median follow-up of 1.9 years], with 11 of 15 patients remaining alive (estimated two-year overall survival of 77%) at a median follow-up of 1.9 years post-infusion which compares favorably with HSCT outcomes for risk-matched AML/MDS patients post-HSCT [median LFS of nine to 15 months and two-year survival probability of 42%].

Adjuvant AML / MDS Clinical Trial Outcomes

Pt. ID
1
2
3
4
5
6*
7*
8
9
10
11
12*
13
14
15
6*
9*
0
1
2
3
4
5
Years post infusion
Complete response
Relapse

Reference: Lulla et al. Clinical effects of administering leukemia-specific donor T cells to patients with AML/MDS post allogeneic transplant. Blood. 2020 Dec 3

Additionally, eight patients were treated for active disease that was resistant to salvage therapy post-HSCT with a median of five prior lines of therapy (range: four to ten).  One of the eight patients crossed over from the adjuvant group while two patients enrolled twice, but all three patients had active AML that failed another line of salvage therapy after their first MultiTAA-specific T cell infusion.  As shown below, two of the eight patients achieved objective responses with one complete response and one partial response, with six patients continuing with stable disease.

Active AML / MDS Clinical Trial Outcomes

Stable disease
Partial response
Complete response
Next line of therapy
Second HCT
Relapse
Pt. ID
A6
A6
A5
A5
A4
A3
A1
A2
0
0.5
1
1.5
Years post infusion

Reference: Lulla et al. Clinical effects of administering leukemia-specific donor T cells to patients with AML/MDS post-allogeneic transplant. Blood. 2020 Dec 3

In this trial, the MultiTAA-specific T cell therapy was well tolerated, with no drug-related serious adverse events and no instances of greater than Grade 2 graft-versus-host disease. The maximum grade treatment-related adverse event was seen in one patient in the adjuvant disease group who had a possibly drug-related Grade 3 elevation of liver enzymes but was treated with prednisone with complete resolution. After discontinuing treatment and receiving decitabine, the patient relapsed and later re-enrolled in the trial in the active disease group and entered CR for 13 months and survived for 2.5 years.

Pancreatic Cancer

In May 2020, we reported interim data from an ongoing Phase 1/2 clinical trial of the MultiTAA-specific T cell therapy for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, BCM plans to enroll approximately 45 patients with advanced or borderline resectable pancreatic adenocarcinoma in three arms: Arm A, which includes patients with unresectable/metastatic disease who are responding to standard first-line chemotherapy; Arm B, which includes patients with progressive disease or therapy intolerance; and Arm C, which includes patients with surgically resectable disease. A total of 31 patients were administered the MultiTAA-specific T cell therapy: 13 patients in Arm A, 10 patients in Arm B and eight patients in Arm C.

Overall, we have observed a clinical benefit correlated with the detection of tumor-reactive T cells in patient peripheral blood (Arms A, B and C) and within tumor biopsy samples (Arm C) post-infusion. T cells exhibited activity against both targeted antigens as well as non-targeted TAAs, including MAGE-A2B and AFP, indicating induction of antigen/epitope spreading. No cytokine release syndrome or neurotoxicity has been observed in any arm of the trial to date.

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

For 12 of the 13 patients, sufficient cells for all six planned doses were generated; two doses were available for the remaining patient.

●	Out of the 13 evaluable patients (best overall response):
o	4 patients experienced objective responses after administration of MultiTAA cells;
o	1 patient experienced a radiographic complete response occurring at month 9 after starting chemotherapy;
o	3 patients experienced partial responses per RECIST occurring at 6-9 months after starting chemotherapy;
o	6 patients experienced stable disease;
o	1 patient experienced a mixed response (some lesions increased in size and others decreased for a net zero change in size of tumor lesions);
●	Patients had durable cancer control with 9 of the 13 patients exceeding historical control of overall survival;
●	5 patients enrolled in the study were not administered MultiTAA-specific T cells, either because of disease progression (4 patients) which made them ineligible for treatment, or because insufficient starting material from the patient was available for manufacturing (1 patient);
●	Evidence of epitope-spreading was observed in all responders, suggesting that the MultiTAA T cell therapy triggered the recruitment of a broader endogenous immune system response for improved anti-tumor activity; and
●	No infusion-related reactions, cytokine release syndrome or neurotoxicity was observed.
●	In patients responding to therapy, significant expansion of the infused MultiTAA-specific T cell therapy was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor specific antigens.

In patients responding to therapy, significant expansion of the infused MultiTAA-specific T cell therapy was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor specific antigens.

Arm B

Arm B is designed to evaluate the use of MultiTAA-specific T cell therapy as a second-line therapy for patients who have failed first-line chemotherapy. The patients in this chemo-refractory arm are either ineligible for chemotherapy or have progressed on chemotherapy and have received or are receiving up to six doses of MultiTAA-specific T cell therapy as a monotherapy. The following graphic depicts the best clinical assessment of the 10 evaluable patients in Arm B:

Among the patients who saw clinical disease stabilization, significant expansion of the infused MultiTAA-specific T cell therapy was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor-specific antigens.

Arm C

Arm C is designed to assess T cell infiltration and expansion. These patients with borderline surgically resectable disease received or will receive a dose of MultiTAA-specific T cell therapy following chemotherapy, radiotherapy or combination and prior to surgical resection and up to five additional doses of T cells after surgery. In the patients evaluable in Arm C, MultiTAA-specific T cells were measurable in meaningful numbers as detected by correlative analysis of resected tumor, and significant expansion of the infused MultiTAA-specific T cells was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor specific antigens. All eight patients in the adjuvant setting have received at least the pre-surgery dose of MultiTAA-specific T cells. Only two of the eight treated patients had all of the per-protocol MultiTAA-specific T cell infusions. One patient has not yet received any post-operative MultiTAA-specific T cells despite remaining in the trial on an observational basis. Five patients are still in the trial, while three patients had recurrence of disease. Two patients have not yet undergone surgery. As illustrated below with respect to the six patients treated in Arm C (excluding the two patients who have not yet undergone surgery), three of the patients in Arm C remain in the trial, while three patients had recurrence of disease:

Lymphoma

BCM is currently evaluating the MultiTAA-specific T cell therapy in a Phase 1 clinical trial for the treatment of patients with lymphoma. A total of 32 patients received two protocol-specified infusions of MultiTAA-specific T cells, 14 with Hodgkin lymphoma, or HL, and 18 with aggressive non-Hodgkin lymphoma, or NHL, [diffuse large B-cell lymphoma, or DLBCL, (n=12), mantle cell lymphoma, or MCL, (n=2), T-cell lymphoma (n=3) and composite lymphoma (HL and DLBCL, n=1)].

As reported in a recent publication by Vasileiou et al., BCM had treated 15 patients with active disease, which we refer to as the active lymphoma group, all of whom had completed a follow-up period beyond three months post-infusion. These patients were heavily pre-treated and, on average, had failed a median of five prior lines of therapy (range four to eight) for the HL patients and a median of three prior lines of therapy (range three to four) for the NHL patients. As illustrated below, in the active lymphoma group, six patients entered CR and nine patients had experienced stable disease. None of the patients in CR had relapsed, and the range for the duration of CR in these patients were between two and over five years after being infused with the MultiTAA-specific T cell therapy with the exception of one CR patient who died of an unrelated pneumonia. Responses in all six patients who entered CR were associated with an expansion of infused T cells, as well as induction of antigen spreading.

Active Lymphoma Clinical Trial Outcomes

Months
2
4
6
8
10
12
14
16
18
20
22
Progressive Disease
Complete Response
Stable Disease
Another line of therapy while in SD

ID	Age/G	Prior Therapies	BOR (Time to Relapse)
1*	31/F	9	SD (1.4 mo)
2*	55/F	3	CR (3.2mo) Died of unrelated pneumonia
4*	38/M	7	CR (60.8 mo)
5*	44/F	4	SD (2.5 mo)
9	46/M	4	CR (59.4 mo)
10	46/F	3	CR (48.7 mo)
11	31/F	9	SD (9 mo)
13	69/M	3	CR (38.5 mo)
14	54/M	3	SD (6 mo)
15	18/F	5	SD (3.1 mo)
16	48/M	4	CR (30.9 mo)
19	49/M	7	SD (1.4 mo)
20	54/M	4	SD (4.1 mo)
21	64/M	5	SD (1.4 mo)
22	68/M	3	SD (5 mo)

*Antigen Escalation Cohort

Source: Vasileiou et al. T-Cell Therapy for Lymphoma Using Nonengineered Multiantigen-Targeted T Cells Is Safe and Produces Durable Clinical Effects. JCO. 2021 Jan 28

We also treated 17 patients, including one patient who was treated a second time after a relapse, in remission, which we refer to as the adjuvant lymphoma group. Like the active lymphoma group, these patients were heavily pre-treated with seven patients with HL treated with a median of 4 prior lines of therapy (range three to five) and 10 patients with NHL with a median of three prior lines of therapy (range one to five). As illustrated below, in the adjuvant lymphoma group, all 17 patients had entered CR, with 14 patients in continued complete remission, or CCR, without relapsing. The duration of response ranged from approximately nine months to over five years.

Adjuvant Lymphoma Clinical Trial Outcomes

Months
4
8
12
16
20
24
28
32
36
40
Progressive Disease
Complete Response

ID	Age/G	Prior Therapies	BOR (Time to Relapse)
3*	39/M	3	CCR (47 mo)
6*	78/F	2	CCR (R after 8.6 mo)
7*	21/M	4	CCR (62 mo)
8*	34/M	4	CCR (12 mo)
12	78/F	4	CCR (39.6 mo)
17	73/F	4	CCR (29.9 mo)
18	32/F	5	CCR (25.2 mo)
23	61/M	3	CCR (12.1 mo)
24	54/M	4	CCR (12.2mo)
25	41/F	6	CCR (63 mo)
26	53/M	4	CCR (12 mo)
27	62/M	2	CCR (52.7 mo)
28	67/M	2	CCR (49.3 mo)
29	65/F	2	CCR (31.7 mo)
30	35/M	4	CCR (38.4 mo)
32	41/M	3	CCR (35.8 mo)
33	25/M	4	CCR (24.3 mo)

*Antigen Escalation Cohort

Female Patient #6 and #12 are the same

Source: Vasileiou et al. T-Cell Therapy for Lymphoma Using Nonengineered Multiantigen-Targeted T Cells Is Safe and Produces Durable Clinical Effects. JCO. 2021 Jan 28

In both treatment groups, the MultiTAA-specific T cell therapy was well tolerated, with no drug-related serious adverse events, suggesting that the MultiTAA-specific T cell therapy might serve as a standard-of-care maintenance therapy for lymphoma patients in remission.

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

Acute Lymphoblastic Leukemia

BCM is currently evaluating the MultiTAA-specific T cell therapy in a Phase 1 clinical trial for the treatment of patients with ALL. Leukemic relapse is one of the primary causes of treatment failure in HSCT recipients. Like post-transplant AML patients, post-transplant ALL patients have limited treatment options, with donor lymphocyte infusions similarly associated with the risk of life-threatening graft-versus-host disease. While CAR-T therapies have shown potent anti-leukemia activity in post-transplant ALL patients, CD19-CAR-T cell therapies target a single antigen, carrying the inherent risk of immune escape, and are most effective in malignancies of B-cell lineage. In contrast, the MultiTAA-specific T cell therapy targets multiple antigens expressed in both B- and T-cell ALL.

In this trial, as reported in February 2019 we had treated 18 patients. Of the seven evaluable patients:

●	All evaluable patients were up to 28 months in CCR;

●	One patient experienced relapse displayed mixed donor/recipient chimerism after transplant, but remained in CCR for 6 months; and
●	Patients who remained in CCR had been durable for between four to 28 months, with a median of 16 months.

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

As reported in a recent publication by Lulla et al., of the 12 patients that had been treated in the active MM group with a median of 3.5 prior lines:

●	One patient had a CR;
●	Two patients achieved partial responses; and
●	Nine patients had stable disease following initial MultiTAA-specific T cell infusion.

Of the nine patients that had been treated in the adjuvant MM group, all nine patients had remained in CCR, with a median follow-up of 21 months. Only two patients had relapsed at months seven and 13 after infusion while the remaining patients remain in CCR at a median follow-up of 27.5 months.

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

After blood is drawn, PBMCs are isolated and used to manufacture a patient-specific product. These cells are placed inside a G-Rex manufacturing device and combined with an experimentally optimized mix of GMP-grade cytokines that is used to restore and enhance the functional capability of the cultured T cells.

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

The G-Rex is a cell culture device manufactured by Wilson Wolf used by many cell therapy developers, both in commercial and academic settings. The device allows a user to introduce cells, medium and other reagents into a cell culture chamber, which has a gas-permeable membrane at its bottom. The cells settle on this gas-permeable membrane through which oxygen and carbon dioxide are exchanged (i.e. the cells can breathe at the base of the device), while nutrients required for cell expansion are obtained from the medium above the cells. This system allows for the highly robust growth of cells in culture, by providing them with superior access to oxygen and nutrients. Cells manufactured in the device grow efficiently without need for agitation by a technician, scientist or automated system.

Inside the G-Rex, PBMCs are co-cultured with antigen-presenting cells that have been exposed to the stimulating peptide pools. This results in the selective expansion of T cells that specifically recognize the target antigens. At the end of the manufacturing process, the resulting product is a mix of helper (CD4+) and cytotoxic (CD8+) T cells that recognize the targeted antigens.

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

Our manufacturing process is illustrated below:

Our Peptide-Based Immunotherapeutic Vaccines: TPIV200 and TPIV100/110

In addition to our MultiTAA-specific T cell therapies, we are developing peptide-based immunotherapeutic vaccines that are designed to precisely target breast and ovarian cancer cells, in contrast to standard therapies for the treatment of cancer that target both cancer cells and normal cells. Our peptide vaccines are derived from naturally processed T cell-targeted antigens. We believe that our peptide vaccines are potentially effective standalone therapies but may also enhance the efficacy of other immunotherapy approaches, including our own MultiTAA-specific T cell therapies. Our multipeptide approach is fundamentally different from traditional vaccine therapies that have generally targeted a major histocompatibility complex, or MHC, class I-restricted epitope and have historically performed poorly as stand-alone treatments. We are currently evaluating TPIV200 for the treatment of breast cancers that overexpress FRa in multiple Phase 2 clinical trials and TPIV100 for the treatment of breast cancers that overexpress HER2/neu in Phase 1b and Phase 2 clinical trials.

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

On June 21, 2016, we announced the initiation of a randomized four-arm Phase 2 trial of TPIV200 for the treatment of patients with Stage 1 to Stage 3 triple-negative breast cancer who have completed initial surgery and chemo/radiation therapy. This open-label, 80-patient clinical trial is designed to evaluate dosing regimens, pre-treatment, efficacy and immune responses. In the trial, we are evaluating a high dose and a low dose of TPIV200, each of which will be tested both with and without cyclophosphamide prior to vaccination. To date, there have been no drug-related serious adverse events reported. Based on a preliminary analysis of 34 patients enrolled in the triple negative breast cancer trial as of September 30, 2019, 31 patients showed meaningful immune response to vaccine treatment. These data are subject to final review by independent biostatistical analysis. As of December 31, 2020, 16 of the  patients treated have shown disease progression following treatment with TPIV200.

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

Phase 2 Clinical Trials in HER2/neu+ Breast Cancer

On October 10, 2018, we announced that the Mayo Clinic had been awarded a grant of $11 million from the Department of Defense intended to cover the costs of a large randomized, double-blind Phase 2 trial of TPIV100. We are working closely with the Mayo Foundation on this clinical trial by providing clinical and manufacturing expertise, as well as providing GMP vaccine formulations under contract. In this trial, 190 patients will be randomized, in a 2:1 fashion, to receive TPIV100 plus maintenance ado-trastuzumab emtansine, or T-DM1, or maintenance T-DM1with placebo plus GM-CSF. The trial will evaluate whether the administration of vaccine during T-DM1 maintenance therapy in patients with residual disease post-neoadjuvant chemotherapy effectively blocks disease recurrence and the development of metastatic breast cancer. By prevention of recurrence and metastasis, the expectation is that mortality associated with breast cancer will be decreased.

Manufacturing

In January 2021, we announced that we had completed the construction and qualification of our cGMP manufacturing facility in Houston, Texas. Our facility will allow for production of MultiTAA-specific T cell products according to FDA guidelines and is designed to be scalable using modular processes. We have initiated the technology transfer process and expect the facility to be fully operational in the first half of 2021. Until that time, we will continue to rely on BCM to manufacture our MultiTAA-specific T cell therapies, as well as the raw materials, our active pharmaceutical ingredients, or APIs, and finished solid dose products for our peptide vaccines for clinical uses, including our Phase 2 trial in AML. We anticipate using our manufacturing facility to produce commercial supply of any approved product candidates.

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

Competition

Our drug discovery, development and ultimate commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies that are pursuing pharmaceuticals which are competitive with our drug candidates. Our product candidates may compete with product candidates from a number of companies, which are developing various types of similar in vivo T-cell immunotherapies and therapeutic cancer vaccines to treat cancer, including: Advaxis Inc., Merck/Immune Design, Celldex, BN Immunotherapeutics, Immunocellular, SELLAS Life Sciences Group, Inc. (formerly) Galena BioPharma, NuGenerex Immuno-Oncology (formerly) Antigen Express, Transgene S.A., and Bavarian Nordic. In addition, other adoptive T-cell therapies, monoclonal antibodies and checkpoint inhibitors also provide competition in the oncology space. In these areas, competitors include Iovance, Immatics, NexImmune, Repertoire Immune Medicines, Tessa Therapeutics, Adaptimmune, Mana Therapeutics, Bluebird Bio, Cellectis, Kuur Therapeutics, Juno Therapeutics/Celgene/Bristol Myers Squibb, Kite Pharma/Gilead, Novartis, Roche Pharmaceuticals, Merck & Co, AstraZeneca plc and Medimmune, LLC. We believe that our non-engineered T cells therapy and our in vivo T-cell therapy approaches will be synergistic and may improve therapies being developed by these competitors. Many companies and institutions, either alone or together with their collaborative partners, have substantially greater financial, technical and human resources, and significantly greater experience than we do in the following:

●	drug discovery;
●	developing products;
●	undertaking preclinical testing and clinical trials;
●	obtaining FDA and other regulatory approvals of products; and
●	manufacturing, marketing, distributing and selling products.

Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA and other regulatory approval or commercializing products that compete with our drug candidates.

In addition, any drug candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use. Competition may also arise from:

●	other drug development technologies and methods of preventing or reducing the incidence of disease;
●	new small molecules; or
●	other classes of therapeutic agents.

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

Our ability to compete successfully will depend, in part, on our ability to:

●	develop proprietary products;
●	develop and maintain products that reach the market first, are technologically superior to and/or are of lower cost than other products in the market;
●	attract and retain scientific, product development and sales and marketing personnel;

●	obtain patent or other proprietary protection for our products and technologies;
●	obtain required regulatory approvals; and
●	manufacture, market, distribute and sell any products that we develop.

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

4. "T cell performance assay as a prognostic factor for clinical outcome"

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

In furtherance of the BCM License Agreement and as contemplated by the terms thereof, we entered into a Sponsored Research Agreement, or the SRA, with BCM, which provides for the conduct of research for us by credentialed personnel at BCM’s Center for Cell and Gene Therapy.

We have entered into additional agreements with BCM with respect to a strategic alliance to advance pre-clinical research, early-stage clinical trials, and Phase 2 clinical trials with respect to our product candidates, as well as continued access to our clinical data, and product manufacturing and support, including personnel and space at the institution for the foreseeable future.

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

We currently have a number of issued and pending patents covering composition of matter of our PolyStart technology and methods of using our PolyStart technology, including: U.S. 9,364,523 (estimated expiration date March 17, 2035); U.S. 9,655,956 (estimated expiration date March 17, 2035); U.S. 9,988,643 (estimated expiration date March 27, 2035); and U.S. 10,030,252 (estimated expiration date March 17, 2035)

The effect of the issued United States patents is that they provide us with patent protection for the claims covered by the patents. While the expiration of a product patent normally results in a loss of market exclusivity for the covered product or product candidate, commercial benefits may continue to be derived from , for example: (1) later- expiring patents on processes and intermediates related to more economical methods of manufacture of the active ingredient of such product; (2) patents relating to the use of such product; (3) patents relating to novel compositions and formulations; and (4) in the United States and certain other countries, other types of market exclusivity that may be available under relevant law. The effect of patent expiration on our product candidates also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation;
●	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;
●	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
●	preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials;
●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and
●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

●	Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
●	Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
●	Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast-track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast-track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast-track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast-track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast-track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast-track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

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

The regenerative medicine advanced therapy, or RMAT, designation is intended to facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical studies;
●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
●	product seizure or detention, or refusal of the FDA to permit the import or export of products; or

●	injunctions or the imposition of civil or criminal penalties.

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

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent; HIPAA, which created additional federal criminal statutes which prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters, and which, as amended by HITECH, also imposes certain requirements on HIPAA covered entities and their business associates and covered subcontractors relating to the privacy, security and transmission of individually identifiable health information; the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the federal government, information related to payments or other transfers of value made to covered health care professionals and teaching hospitals, as well as ownership and investment interests held by health care professionals and their immediate family members; and U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. In addition, certain states require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and certain states and local jurisdictions require the registration of pharmaceutical sales representatives. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS's decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor's determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

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

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions of particular importance to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There remain judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. Although the Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is also unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump Administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump's Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Human Resources

Employees

As of December 31, 2020, we had 44 full-time employees. There were 32 in research, development, quality, CMC and clinical and 12 were in finance, legal, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Human Capital Resources

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards. We strive to create a diverse environment, and our commitment to diversity, equity and inclusion begins with our leadership team of diverse backgrounds and experiences. Approximately 80% of our executive officers are women or self-identify as a member of an underrepresented minority group.

Corporate Information

We were incorporated under the laws of the State of Nevada in 1991 under the name "TapImmune, Inc." and reincorporated in Delaware in October 2018 under the name "Marker Therapeutics, Inc." On October 17, 2018, we completed a business combination with a Delaware corporation that was then known as "Marker Therapeutics, Inc.," or Private Marker, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated as of May 15, 2018, or the Merger Agreement, by and among us, Private Marker and Timberwolf Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of TapImmune, or Merger Sub, pursuant to which, among other matters, Merger Sub merged with and into Private Marker, with Private Marker continuing as a wholly owned subsidiary of TapImmune and the surviving corporation of the merger. In connection with the merger, we changed our name from "TapImmune, Inc." to "Marker Therapeutics, Inc." and Private Marker changed its name to "Marker Cell Therapy, Inc." and became our wholly owned subsidiary. Our principal executive offices are located at 3200 Southwest Freeway, Suite 2500, Houston, Texas 77027, and our telephone number is (713) 400-6400. Our common stock is listed for trading on the Nasdaq Capital Market under the symbol "MRKR".

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

Risks Associated with Our Business

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

●	We are a development stage company with a history of operating losses, and we expect losses to continue for the indefinite future. These factors raise substantial doubt regarding our ability to continue as a going concern.
●	Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.
●	All of our product candidates are in clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
●	The results of earlier preclinical and clinical trials may not be predictive of future clinical trial results.
●	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.
●	We may not be successful in establishing our own manufacturing infrastructure for supply of our requirements of product candidates for use in clinical trials and for commercial sale. Until our new manufacturing facility is fully operational, we will be dependent on third-party vendors to design, build, maintain and support our manufacturing and cell processing facilities.
●	Our strategic relationship with BCM is dependent, in part, upon our ongoing relationship with key medical and scientific personnel and advisors.
●	Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and the medical community.
●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.
●	If we are unable to protect our proprietary rights, we may not be able to compete effectively or operate profitably.
●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays. Even if we receive regulatory approval of our product candidates, we will be subject to ongoing quality and regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	The price of our stock may be volatile.

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. We expect that our cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary product candidates and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or do not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

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

Risks Related to the Development of our Product Candidates

Our business and operations could be adversely affected by the evolving and ongoing COVID-19 global pandemic.

Our business and operations could be adversely affected by the effects of the recent and evolving COVID-19 virus, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease non-essential operations at physical locations, prohibit certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for many of our employees, including at our headquarters in Houston, Texas, which is currently subject to an order that requires all non-essential businesses to cease in-person operations.

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

The COVID-19 pandemic may also affect the conduct of our clinical trials. Although we have begun enrolling patients in the safety lead-in portion of our Phase 2 trial of MT-401 (zedenoleucel) for post-transplant AML, we previously experienced temporary delays in enrollment due to the COVID-19 pandemic and in satisfying certain U.S. Food and Drug Administration, or the FDA, requirements to move forward with the trial, which together have resulted in a delay in our timelines for this trial. Our ongoing and future clinical trials may be also affected by the COVID-19 pandemic. Patient enrollment and clinical site initiation may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, we may be unable to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which would adversely impact clinical trial operations. The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global pandemic of COVID-19 continues to rapidly evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-K, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.

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

We, or our regulators, may suspend or terminate our clinical trials for a variety of reasons. For example, in the fourth quarter of 2019 the FDA placed a clinical hold on our IND of MT-401 for the treatment of patients with post-transplant AML and requested certain information regarding quality and technical specifications for two reagents supplied by third party vendors that are used in our manufacturing process but not present in the final product infused to patients. In January 2021, the FDA lifted the clinical hold, permitting us to initiate a Phase 2 clinical trial with a safety lead-in portion. We may voluntarily suspend or terminate our clinical trials at any time if we believe they present an unacceptable risk to the patients enrolled in our clinical trials or do not demonstrate clinical benefit. For example, in November 2019 we elected to suspend our Phase 2 clinical trial of TPIV200 for the treatment of platinum-sensitive advanced ovarian cancer based on an unblinded review of interim results conducted by an independent Data and Safety Monitoring Board, or DSMB. Although the DSMB did not express any safety concerns with respect to TPIV200, we elected to suspend the trial because it did not meet the threshold for probability of clinical benefit based upon our pre-specified criteria. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

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

For example, we have been delayed in initiating our planned Phase 2 trial of MT-401 for post-transplant AML due to the COVID-19 pandemic, including as a result of delays related to the partial clinical hold, which the FDA lifted in January 2021 and delays in our ability to enroll the first three patients in the safety lead-in portion of the trial required by the FDA. The pandemic may also impact our other clinical programs. We may experience difficulties in patient enrollment in our future clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that our clinical trials will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

The FDA has granted orphan drug designation for MT-401 for the treatment of AML after receiving an allogeneic stem cell transplant. We may seek orphan drug designation for other indications or product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA or European Medicines Agency, or the EMA, later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Risks Related to Manufacturing

We may not be successful in establishing our own manufacturing infrastructure for supply of our requirements of product candidates for use in clinical trials and for commercial sale. Until our new manufacturing facility is fully operational, we will be dependent on third-party vendors to design, build, maintain and support our manufacturing and cell processing facilities.

We currently do not operate our own facility that may be used as our clinical-scale manufacturing and processing facility. We currently rely on third-party contract manufacturing organizations, or CMOs, for manufacture of our product candidates. For early 2021, we anticipate that we will initially rely partially on the cGMP manufacturing facility within BCM for the manufacturing of our MultiTAA-specific T cell therapy-based product candidates. BCM has continued to restrict access to its facilities due to the COVID-19 pandemic, and manufacturing activities for MT-401 are ongoing albeit at a slower pace. If the cGMP manufacturing facility of BCM, which does manufacture for itself and other parties, experiences capacity constraints, other disruptions, or delays in manufacturing our MultiTAA-specific T cell therapy-based product candidates, our planned clinical trials and necessary manufacturing capabilities will be disrupted or delayed.  Third-party manufacturers may not be able to meet our needs concerning timing, quantity, or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of any approved products. Any such delay may lower our revenues and potential profitability. If any third party breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. It is possible that third parties relied upon by us will change their strategic focus, pursue alternative technologies, or develop alternative product candidates, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs, or for other reasons. The effectiveness of these third parties in marketing their own products may also affect our revenues and earnings. We intend to continue to enter into additional third-party agreements in the future. However, we may not be able to negotiate any additional agreements successfully. Even if established, these relationships may not be scientifically or commercially successful.

In order to further develop our business as currently planned and to conduct our planned clinical studies, including our Phase 2 trial of MT-401, we expect that our cGMP manufacturing capacity will be fully operational in the first half of 2021 following the completion of the technology transfer process. We have completed qualification of our manufacturing facility and believe it is capable of supporting our manufacturing needs with respect to our clinical trials, particularly with pivotal studies. We expect that the establishment of our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, enable the more rapid implementation of process changes, and allow for better long-term margins. In order to transfer our MultiTAA-specific T cell manufacturing from or expand our manufacturing capabilities beyond BCM pursuant to our development plans, we will need access to the standard operating procedures and the specific batch production records that are used to manufacture the product candidates. If BCM does not support the transfer of our manufacturing processes or impedes our ability to transfer the manufacturing processes of its product candidates to us, our planned clinical trials and additional necessary manufacturing capabilities will be delayed, which will adversely affect our ability to conduct and further develop our business as currently planned.

Establishment of our own manufacturing facility is subject to many risks. We have limited prior experience in establishing a manufacturing facility and, although we have made significant progress towards initiating clinical production in our cGMP manufacturing facility, we may encounter challenges given the complexity of manufacturing cell therapies. We will also compete for the small number of individuals with expertise in cell therapy manufacturing. Even with an operational facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, transportation difficulties and numerous other factors that could prevent us from fully realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our clinical development and/or commercialization plans. In addition, the manufacturing process for any product candidates that we may develop is subject to the FDA and foreign regulatory authority approval process, and we will need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our CMOs are unable to reliably produce products to specifications acceptable to the FDA, or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize any approved products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Further, we may be required to establish multiple manufacturing facilities to expand our commercial footprint for any approved products, which may lead to regulatory delays or prove costly. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our clinical development and/or commercialization plans.

Our manufacturing process is reliant upon the specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of this equipment and materials, we rely or may rely on sole-source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our product candidates.

We will depend on a limited number of vendors for supply of certain materials and equipment used in the manufacture of our MultiTAA-specific T cell therapy-based product candidates. For example, we will purchase equipment and reagents critical for the manufacture of our product candidates from Wilson Wolf (a company controlled by our director John Wilson), Almac, JPT Peptide Technologies and other suppliers. Some of our suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also may not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may not be able to obtain key materials and equipment to support clinical or commercial manufacturing. Further, the FDA may determine that our manufacturing process, or the materials required for the manufacture of our product candidates, are not acceptable, which would require us to find alternative suppliers or processes, which may not be available on favorable terms, if at all.

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

The manufacture of our product candidates is complex, and we may encounter difficulties in production, particularly with respect to process development or scaling up of our manufacturing capabilities. If we, or any of our third-party suppliers encounter such difficulties, our ability to supply our product candidates for clinical trials, or our product candidates for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Because our MultiTAA-specific T cell therapy-based product candidates are manufactured for each particular patient, we will be required to maintain a chain of identity with respect to the patient’s/donor’s blood cells as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our product candidates from the market. Further, as product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in order to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

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

In cooperation with our current contract manufacturers and suppliers, we are developing improved methods for generating and selecting T cells, and to develop methods for large-scale production of our current product candidates that are in accordance with current cGMP procedures. Developing a new, scaled-up, pharmaceutical manufacturing process that can more efficiently and cost effectively, and in a more automated manner produce, measure and control the physical and/or chemical attributes of our product candidates in a cGMP facility is subject to many uncertainties and difficulties. We have never manufactured our adoptive T cell therapy product candidate on a commercial scale. As a result, we cannot give any assurance that we will be able to establish a manufacturing process that can produce our product candidates at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities (including our new in-house facility) cannot pass a pre-approval plant inspection, the FDA premarket approval of our product candidates will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our product candidates meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we will be able to develop such manufacturing process, or that our partners will thereafter be able to establish and operate such a production facility.

We may have difficulty demonstrating that the product candidates produced from our new processes are identical to the existing products. The FDA may require additional clinical testing before permitting a larger clinical trial with the new processes, and such drug product may not be as efficacious in the new clinical trials. Cellular products are not considered to be well characterized products because there are hundreds of markers present on T cells, and even small changes in manufacturing processes could alter the cell subtypes. It is unclear at this time which of those markers are critical for success of T cells to combat cancer, so our ability to predict the outcomes with newer manufacturing processes is limited. The changes that we may make to the existing manufacturing process may require additional testing, which may increase costs and timelines associated with these developments. In addition to developing a multi-antigen T cell-based therapy on existing adoptive T cell therapy technology, we are currently evaluating the desirability of conducting clinical trials of our product candidates in combination with other existing drugs. These combination therapies will require additional testing, and clinical trials will require additional FDA regulatory approval and will increase our future cost of development.

Catastrophic events may disrupt our business.

Our corporate headquarters and cGMP manufacturing facility are located in Houston, Texas. In the event of a major hurricane or other serious weather event or catastrophic event such as fire, power loss, cyberattack, war, terrorist attack or epidemic or pandemic, such as the COVID-19 pandemic, that impacts our corporate headquarters or other facilities, we may be unable to continue our operations and may experience delays in our manufacturing process and shipment of clinical supply to trial sites or interruptions in our clinical trials and research activities, all of which could delay our development plans and materially harm our business, results of operations and prospects.

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

Any product candidates we develop may become subject to unfavorable third-party coverage and reimbursement practices, as well as pricing regulations.

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. In the United States, for example, principal decisions about reimbursement for new products are typically made by the CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

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

If we are unable to establish or sustain coverage and adequate reimbursement for any product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Potential competitors in the market for treating hematological malignancies are companies such as Juno Therapeutics/Celgene/Bristol-Myers Squibb, Roche/Genentech, Merck, Novartis, Kite Pharma/Gilead, Amgen, Pfizer, and GlaxoSmithKline, which already have products on the market or in development. Other companies, such as Cellectis, Bluebird Bio, and Adaptimmune, which are focused on genetically engineered T cell technologies to treat cancer, may also be competitors. Furthermore, companies such as Iovance, Immatics, NexImmune, WindMIL Therapeutics, Mana Therapeutics, Tessa Therapeutics and Repertoire Immune Medicines are developing non-genetically modified T cell therapies such as tumor infiltrating lymphocytes and marrow infiltrating lymphocytes therapies that may compete with our product candidates. All these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Universities and public and private research institutions in the U.S. and around the world are also potential competitors. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection that we may need for the development of our technologies and product candidates.

Our lead product candidate is a therapy to treat post-allogeneic HSCT patients with AML. Currently, there are numerous companies that are developing various alternate treatments for AML. Accordingly, we face significant competition in the AML treatment space from multiple companies. Even if we obtain regulatory approval for our lead product candidate, the availability and price of competitors’ products could limit the demand and the price we will be able to charge for our therapy. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product candidates for use in limited circumstances. We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with our immunotherapies even though their approach may be different. The competition comes from both biotechnology firms and from major pharmaceutical companies. Many of these companies have substantially greater financial, marketing, and human resources than us. We also experience competition in the development of our immunotherapies from universities, other research institutions and others in acquiring technology from such universities and institutions.

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

In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and it is uncertain how much protection, if any, will be given to the patents we have licensed from a licensor if either the licensor or we attempt to enforce the patents and/or if they are challenged in court or in other proceedings, such as oppositions, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge our patents, if issued, or the patent rights that we license from others in the courts or patent offices in the United States and abroad. It is possible that a competitor may successfully challenge our patents or that a challenge will result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products and product candidates. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop violation of our patent rights, we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents were upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

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

Such laws include:

●	the federal Anti-Kickback Statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and
●	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug takeback” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA was enacted in the United States in March 2010, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare, and includes measures to change health care delivery, increase the number of individuals with insurance, ensure access to certain basic health care services, and contain the rising cost of care. Since January 2017, President Trump signed executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act. Further, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing this case, although it is unclear when a decision will be made. Although the Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is also unclear how the Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other federal health reform measures have been proposed and adopted in the United States. For example, as a result of the Budget Control Act of 2011 and subsequent legislative amendments thereto, providers are subject to Medicare payment reductions of 2% per fiscal year through 2030, except for a temporary suspension from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and also introduced a quality payment program, or the Quality Payment Program, under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. This Quality Payment Program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. It is still unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump Administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

It is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

We expect that additional state and federal healthcare reform measures will continue to be adopted in the future. While it is not possible to predict whether and when any such changes will occur, particularly in light of the recent presidential election, changes in the laws, regulations, and policies governing the development and approval of our product candidates and the commercialization, importation, and reimbursement of our product candidates could adversely affect our business.

Risks Related to our Securities

The price of our stock may be volatile.

The listing of our common stock on Nasdaq does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price at which our shares of common stock, depending on many factors, some of which are beyond our control and may not be related to our company or our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

●	price and volume of fluctuations in the overall stock market from time to time;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	the thinly traded nature of our common stock;
●	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;
●	results of our preclinical studies and clinical trials or delays in anticipated timing;
●	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock , or sales of large blocks of our stock and sales by insiders and our institutional investors;
●	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;
●	announcements of acquisitions, mergers or business combinations;
●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	general economic conditions and trends, including changes in interest rates, and other national and global conditions, including the ongoing COVID-19 pandemic and related global economic uncertainty;
●	major catastrophic events;
●	departures of key personnel;
●	events affecting BCM, Mayo Clinic, Mayo Foundation for Medical Education and Research or any future collaborators;
●	announcements of new product candidates or technologies, commercial relationships or other events , including the results of clinical trials, or variations in our quarterly operating results;
●	regulatory developments in the United States and other countries , including changes in the structure of healthcare payment systems, or other positive and negative events relating to healthcare and the overall pharmaceutical and biotechnology sectors;
●	failure of our common stock to maintain listing requirements on Nasdaq;
●	the outcome of any litigation to which we are a party;
●	changes in accounting principles; and

●	discussion of our company or our stock price by the financial and scientific press and in online investor communities.

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

As of December 31, 2020, we had 50.7 million shares of our common stock issued and outstanding. Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of December 31, 2020, there were outstanding warrants to purchase up to approximately 20.8 million shares of our common stock at a weighted average exercise price of $4.47 per share, and options exercisable for an aggregate of approximately 6.0 million shares of common stock at a weighted average exercise price of $6.22 per share. We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

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

General Risk Factors

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning on or prior to December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2020 is subject to certain limitations. It is uncertain if and to what extent various states will conform to the Tax Act.

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

Certain of our outstanding warrants contain or contained prior to being amended, or may be deemed to contain from time to time, embedded derivative rights in accordance with U.S. Generally Accepted Accounting Principles , or GAAP. There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely affect our reputation, as well as our results of operations. These derivative rights, or similar rights in securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. We record these embedded derivatives as liabilities at issuance, valued using the Black Scholes Option Pricing Model and are subject to revaluation at each reporting date. Any change in fair value between reporting periods is reported on our statement of operations. At December 31, 2020, the fair value of the derivative liability-warrants was $0. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations. Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and, in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. We lease office space at 3200 Southwest Freeway, Suite 2500, Houston, Texas 77027 on a ten-year agreement set to expire in July 2030, which is our principal business office. We also lease office space at 5 West Forsyth Street, Suite 200, Jacksonville, Florida 32202 on a five-year agreement due to expire on June 30, 2022.

In April 2020, we entered into a lease for a research facility in Houston, Texas. The lease term is 71 months.

In June 2020, we entered into a lease for a manufacturing facility in Houston, Texas. The lease term is ten years from rent commencement date, which was in November 2020.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2020, we were not a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”. As of February 26, 2021, we had 412 stockholders of record whom are holding shares. The price of our common stock on February 26, 2021 was $2.42 per share.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not record any issuances of unregistered securities during the fourth quarter of 2020.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2020 and December 31, 2019 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

We are pursuing post-transplant AML as the lead indication for our first company-sponsored MultiTAA-specific T cell program. In April 2020, the FDA granted orphan drug designation to MT-401 for the treatment of AML after receiving an allogeneic stem cell transplant. The MultiTAA-specific T cell therapy has been well tolerated in an ongoing Phase 1 clinical trial in AML and myelodysplastic syndrome, or MDS, conducted by our strategic partner Baylor College of Medicine, or BCM. As reported in a recent publication by Lulla et al., 11 of the 17 patients in the adjuvant disease setting dosed with the MultiTAA-specific T cell therapy after receiving an allogeneic hematopoietic stem cell transplant, or HSCT, never relapsed [median leukemia-free survival, or LFS, not reached at a median follow-up of 1.9 years], with 11 of 15 patients remaining alive (estimated two-year overall survival of 77%) at a median follow-up of 1.9 years post-infusion, which compares favorably with HSCT outcomes for risk-matched AML/MDS patients post-HSCT [median LFS of nine to 15 months and two-year survival probability of 42%].  Additionally, eight patients were treated for active disease that was resistant to salvage therapy post-HSCT with a median of five prior lines of therapy (range: four to 10).  One of the eight patients crossed over from the adjuvant group, while two patients enrolled twice, but all three patients had active AML that failed another line of salvage therapy after their first MultiTAA-specific T cell infusion.  Two of the eight patients achieved objective responses, with one complete response and one partial response, with six patients continuing with stable disease.

We submitted an investigational new drug, or IND, application to the United States Food and Drug Administration, or the FDA, to initiate a Phase 2 clinical trial of MultiTAA-specific T cell therapy, which we refer to as MT-401 (zedenoleucel), in post-allogeneic HSCT patients with AML in both the adjuvant and active disease setting. The dose administered in this multicenter trial is the approximate flat dose equivalent of the current maximum tolerated dose from the ongoing Phase 1 trial. In the adjuvant setting, patients will be randomized to either MultiTAA-specific T cell therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group. We expect to complete the safety lead-in portion of the trial in the first half of 2021. We anticipate that we will initiate the remainder of the Phase 2 trial in the third quarter of 2021 and complete enrollment of 20 patients in that phase of the trial in the fourth quarter of 2021 in order to report results from the active disease arm of the trial in the first quarter of 2022. We expect to begin manufacturing MT-401 for the Phase 2 trial at our cGMP manufacturing facility in the third quarter of 2021.

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

We are also evaluating the MultiTAA-specific T cell therapies in a Phase 2 clinical trial for the treatment of breast cancer and in Phase 1 clinical trials for the treatment of ALL, lymphoma, MM and sarcoma, all of which are being conducted by BCM. As of December 2020, the MultiTAA-specific T cell therapies have been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidents of cytokine release syndrome or neurotoxicity, which are frequently associated with CAR-T therapies. Our ongoing clinical trials may be also affected by the COVID-19 pandemic. Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the MultiTAA-specific T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells. We may initiate additional Phase 2 clinical trials investigating other indications in addition to our planned Phase 2 trial in post-transplant AML patients.

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

Clinical costs are expensed as incurred. Costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

●	per patient clinical trial costs;
●	the number of patients that participate in the clinical trials;
●	the number of sites included in the clinical trials;
●	the length of time required to enroll eligible patients;
●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring or other studies requested by regulatory agencies;
●	the duration of patient follow-up;
●	the efficacy and safety profile of the product candidates; and
●	the ability to successfully manufacture patient doses.

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

Income Taxes

We did not recognize any income tax expense for the years ended December 31, 2020 and 2019.

Other Income (Expense)

Other income (expense), net consists of interest income and change in fair value of warrant liabilities.

Results of Operations For the Years Ended December 31, 2020 and 2019

The following table summarizes the results of our operations (rounded to the thousand except for per share amounts) for the years ended December 31, 2020 and 2019, together with the changes to those items:

	For the Years Ended
	December 31,
	2020	2019	Change
Revenues:
Grant income	$467,000	$213,000	$254,000	119%
Total revenues	467,000	213,000	254,000	119%
Operating expenses:
Research and development	18,881,000	12,765,000	6,116,000	48%
General and administrative	10,472,000	9,977,000	495,000	5%
Total operating expenses	29,353,000	22,742,000	6,611,000	29%
Loss from operations	(28,886,000)	(22,529,000)	(6,357,000)	28%
Other income (expense):
Change in fair value of warrant liabilities	31,000	18,000	13,000	72%
Interest income	149,000	1,083,000	(934,000)	(86)%
Net loss	$(28,706,000)	$(21,428,000)	$(7,278,000)	34%

Net loss per share, basic and diluted	$(0.61)	$(0.47)	$(0.14)	30%
Weighted average number of common shares outstanding	47,040,000	45,588,000	1,452,000	3%

Revenue

We did not generate any revenue during the years ended December 31, 2020 and 2019, respectively, from the sales or licensing of our product candidates.  During the year ended December 31, 2020, we recognized $0.5 million of revenue associated with a grant awarded to Mayo Foundation from the US Department of Defense for the Phase 2 clinical trial of TPIV200 which Mayo paid to us for clinical supplies manufactured by us and provided for the clinical trial funded by the grant.  We refer to this grant as the Mayo Grant.  During the year ended December 31, 2019, we recognized $0.2 million of grant income from the Mayo Grant.

Operating Expenses

Operating expenses incurred during the fiscal year ended December 31, 2020 were $29.4 million compared to $22.7 million in the prior year. Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expense

Research and development expenses increased by 48% to $18.9 million for the year ended December 31, 2020, compared to $12.8 million for the year ended December 31, 2019.

The increase of $6.1 million in 2020 was primarily attributable to the following:

o	increase of $2.9 million in headcount-related expenses as we increased the number of research and development personnel,
o	increase of $2.3 million in process development expenses,
o	increase of $1.7 million in sponsored research and consulting expenses from BCM agreements,
o	increase of $0.6 million in rent expenses,
o	decrease of $1.3 million in our peptide vaccine clinical trial expenses due to the stages of ongoing clinical trials and the decreased number of active patients in such trials , and
o	decrease of $0.1 million of other expenses.

Included in research and development expenses, are expenses related to agreements with BCM.

In November 2018 and February 2020, we entered in Sponsored Research Agreements with BCM, which provided for the conduct of research for us by credentialed personnel at BCM’s Center for Cell and Gene Therapy.  During the years ended December 31, 2020 and 2019, we incurred $0.3 million and $0.1 million of expenses related to these agreements, respectively.

In September 2019, we entered in a Clinical Supply Agreement with BCM, which provided for BCM to provide to us multi tumor antigen specific products.  During the year ended December 31, 2020, we incurred $0.6 million related to this agreement.

In October 2019, we entered in a Workforce Grant Agreement with BCM, which provided for BCM to provide to us manpower costs of projects for manufacturing, quality control testing and validation run activities.  During the year ended December 31, 2020, we incurred $0.6 million related to this agreement.

In August 2020, we entered in a Clinical Trial Agreement with BCM, which provided for BCM to provide to us investigator-initiated research studies.  During the year ended December 31, 2020, we incurred $0.3 million related to this agreement.

General and Administrative Expenses

General and administrative expenses increased by 5% to $10.5 million for the year ended December 31, 2020 from $10.0 million during the prior period. The increase in general and administrative expenses of $0.5 million was mainly comprised of the following:

o	increase of $1.0 million in headcount-related expenses as we increased the number of administrative personnel,
o	increase of $0.2 million in rent expenses,
o	increase of $0.4 million in insurance expenses,
o	decrease of $0.3 million in other general and administrative expenses, and
o	decrease of $0.8 million in legal and professional fees.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2020 was $31,000 as compared to $18,000 for the fiscal year ended December 31, 2019.

Interest Income

Interest income was $0.1 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.  As part of the reaction to the COVID-19 pandemic, the Federal Reserve cut rates in mid-March 2020 to a range of 0.0%-0.25%.  As such, we recorded lower interest income during the year ended December 31, 2020.

Net Loss

The increase in our net loss during the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited revenue associated with grants. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof.

The following table sets forth our cash and cash equivalents and working capital as of December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$21,352,000	$43,904,000
Working capital	$18,009,000	$43,494,000

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	For the Years Ended
	December 31,
	2020	2019
Net Cash provided by (used in):
Operating activities	$(18,860,000)	$(18,284,000)
Investing activities	(10,428,000)	(375,000)
Financing activities	6,736,000	816,000
Net decrease in cash and cash equivalents	$(22,552,000)	$(17,843,000)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2020 was $18.9 million. The use of cash primarily related to our net loss of $28.7 million, in addition to the effect of changes in asset and liability accounts, including an increase in prepaid expenses and deposits of $0.5 million, an increase in accounts payable and accrued liabilities of $4.3 million and an increase in lease liabilities of $0.2 million.

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

Investing Activities

Net cash used in investing activities was $10.4 million and $0.4 million for the purchase of property and equipment during the years ended December 31, 2020 and 2019, respectively.  The increase relates to $6.8 million in construction in progress towards the new modular cleanrooms and the buildout of our manufacturing facility, an additional $2.2 million in laboratory equipment, $0.6 million in computers and equipment, $0.5 million in furniture and fixtures and $0.3 million in leasehold improvements at the new research facility.

Financing Activities

Net cash provided by financing activities was $6.7 million during the year ended December 31, 2020, mainly due to the sale of 4,113,440 shares of stock under the Purchase Agreement with Aspire Capital that provided proceeds to the Company of approximately $6.2 million, along with $0.6 million of proceeds from the exercise of stock warrants. Net cash provided by financing activities was $0.8 million during the year ended December 31, 2019, due to the exercise of stock warrants and stock options.

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

As of December 31, 2020, we had working capital of $18.0 million, compared to working capital of $43.5 million as of December 31, 2019. Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of December 31, 2020 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2021.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

●	initiate or continue clinical trials of our product candidates;
●	continue the research and development of our product candidates and seek to discover additional product candidates; seek regulatory approvals for our product candidates if they successfully complete clinical trials;
●	establish sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluate strategic transactions we may undertake; and
●	enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

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

During fiscal 2020, we entered into agreements to buildout a manufacturing facility, to lease a research lab and to expand our corporate headquarters in Houston, Texas.

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

Aspire Common Stock Purchase Agreement

In February 2020, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. As of December 31, 2020, Aspire Capital had purchased 4,113,440 shares under the Purchase Agreement, providing aggregate proceeds to the Company of approximately $6.2 million. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 345,357 shares of the Company’s common stock.

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

Tax Loss and Credit Carryforwards

As of December 31, 2020, we have approximately $97.2 million of federal and $39.0 million of state net operating loss carryforwards that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $41.6 million, if not utilized, will expire between 2029 and 2037. The federal net operating loss carryforwards of $55.6 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $17.1 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.  Any change in ownership greater than 50% under Section 382 of the Internal Revenue Code places significant annual limitations on the use of such net operating loss carryforwards.

At December 31, 2020 and 2019, we recorded a 100% valuation allowance against our deferred tax assets of approximately $29.7 million and $24.6 million, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance against our deferred tax assets would increase net income in the period in which we make such a determination.

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

ITEM 8. FINANCIAL STATEMENTS

The Financial Statements are incorporated herein by reference to pages F-1 to F-21 at the end of this report and the supplementary data is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in, or disagreements with our principal independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Management and Named Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The documents filed as part of this report are as follows:

1.         The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-21.

2.         All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation	8-K	001-37939	3.4	10/17/18

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	000-37939	3.6	10/17/18

4.0	Form of Common Stock Certificate of Marker Therapeutics, Inc.	8-A/A	000-37939	4.1	10/17/18

4.1	Form of Common Stock Purchase Warrant	8-K	000-27239	4.1	8/14/14

4.2	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series A	8-K	000-27239	4.6	1/12/15

4.3	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series C	8-K	000-27239	4.8	1/12/15

4.4	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series D	8-K	000-27239	4.9	1/12/15

4.5	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series E	8-K	000-27239	4.10	1/12/15

4.6	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series A-1	8-K	000-27239	4.6	3/10/15

4.7	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series E-1	8-K	000-27239	4.10	3/10/15

4.8	Form of Amended Series A Warrant	8-K	000-27239	4.2	8/11/16

4.9	Form of Amended Series C Warrant	8-K	000-27239	4.3	8/11/16

4.10	Form of Amended Series D Warrant	8-K	000-27239	4.4	8/11/16

4.11	Form of Amended Series E Warrant	8-K	000-27239	4.5	8/11/16

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

4.12	Form of Amended Series A-1 Warrant	8-K	000-27239	4.6	8/11/16

4.13	Form of Amended Series D-1 Warrant	8-K	000-27239	4.7	8/11/16

4.14	Form of Series F Warrant	8-K	000-27239	4.9	8/11/16

4.15	Form of Series F-1 Warrant	8-K	000-27239	4.10	8/11/16

4.16	Form of August 2016 Private Placement Warrant	8-K	000-27239	4.1	8/11/16

4.17	Form of 2016 Private Placement Agent Warrant	8-K	000-27239	4.11	8/11/16

4.18	Form of June 2017 Private Placement Warrant	8-K	001-37939	4.1	6/22/17

4.19	Form of 2017 Private Placement Agent Warrant	8-K	001-37939	4.2	6/22/17

4.20	Form of Warrant Amendment Agreement August 2016 Private Placement	8-K	000-27239	10.3	8/11/16

4.21	Form of Warrant Exercise Agreement	8-K	001-37939	10.3	6/22/17

4.22	Form of Private Placement Warrant	8-K	001-37939	4.1	6/8/18

4.23	Form of Private Placement Warrant	8-K	001-37393	4.2	6/8/18

4.24	Form of Marker Warrant	8-K	001-37939	2.1	5/15/18

4.25	Description of Common Stock of Marker Therapeutics, Inc.	10-K	001-37939	4.25	3/12/20

10.1	Form of Restructuring Agreement dated May 28, 2015	8-K	000-27239	10.1	6/3/15

10.2	Amended and Restated Restructuring Agreement, dated as of June 2, 2015	8-K	000-27239	10.1	6/5/15

10.3	Form of Securities Purchase Agreement (including registration rights)	8-K	001-37939	10.1	6/8/18

10.4	Registration Rights Agreement	8-K	001-37939	2.1	5/15/18

10.5	License and Assignment Agreement, dated July 21, 2015, with The Mayo Foundation for Medical Education and Research**	10-Q	000-27239	10.1	8/14/15

10.6	License and Assignment Agreement with Mayo Foundation for Medical Education and Research dated May 19, 2016**	10-Q	000-27239	10.1	8/15/16

10.7	Exclusive License Agreement between Baylor College of Medicine and Marker Therapeutics, Inc. dated March 16, 2018***	10-K	001-37939	10.21	3/15/19
10.8	Sponsored Research Contract between Baylor College of Medicine and Marker Therapeutics, Inc. dated November 16, 2018***	10-K	001-37939	10.22	3/15/19

10.9	2009 Stock Incentive Plan*	DEF14-C	000-27239	B	1/29/10

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.10	2014 Omnibus Stock Ownership Plan, as amended through August 29, 2017*	8-K	001-37939	10.1	9/5/17

10.11	Amendment to 2014 Omnibus Stock Ownership Plan, as amended *	8-K	001-37939	4.4	10/17/18

10.12	Form of Stock Option Award Agreement –Employee*	8-K	001-37939	10.3	10/23/18

10.13	Form of Stock Option Award Agreement – Non-Employee Director*	S-8	333-228056	10.1	10/30/18

10.14	Form of Stock Option Award Agreement – Consultant*	8-K	001-37939	10.2	10/23/18

10.15	Form of Restricted Stock Award Agreement – Consultant*	10-Q	000-27239	10.7	11/16/15

10.16	Employment Agreement between TapImmune Inc. and Peter Hoang dated as of September 22, 2017*	8-K	001-37939	10.1	9/25/17

10.17	Employment Agreement by and between TapImmune Inc. and Michael J. Loiacono dated as of August 25, 2016*	8-K	000-27239	10.1	8/25/16

10.18	Amendment to Employment Agreement between Marker Therapeutics, Inc. and Michael J. Loiacono dated as of November 27, 2018*	8-K	001-37939	10.2	12/3/18

10.19	Employment Agreement between Marker Therapeutics, Inc. and Anthony Kim dated as of November 27, 2018*	8-K	001-37939	10.3	12/3/18

10.20	Consulting Agreement between Dr. Juan Vera and Marker Therapeutics, Inc. dated October 19, 2018*	8-K	001-37939	10.1	10/23/18

10.21	Form of Director and Officer Indemnification Agreement*	10-K	001-37939	10.39	3/15/19

10.22	Amendment to Employment Agreement between Marker Therapeutics, Inc. and Peter Hoang, dated March 14, 2019*	10-K	001-37939	10.40	3/15/19

10.23	Employment Agreement between Marker Therapeutics, Inc. and Mythili Koneru, dated February 6, 2019.*	10-Q	001-37939	10.3	5/10/19

10.24	Marker Therapeutics, Inc. 2020 Equity Incentive Plan	S-8	333-239136	99.1	6/12/20

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.25	Form of Stock Option Grant Notice and Stock Option Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.	10-Q	001-37939	10.1	11/9/20

10.26	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.	10-Q	001-37939	10.2	11/9/20

21.1	List of Subsidiaries					X

23.1	Consent of Marcum LLP, an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page).					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).					X

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#					X

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.#					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*     Executive management contract or compensatory plan or arrangement.

**   Confidential treatment has been granted as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended, or Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*** Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for conditional treatment and this exhibit has been submitted separately with the SEC.

#     These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2021

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

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 9, 2021 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Peter Hoang	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2021
Peter Hoang

/s/ Frederick Wasserman	Director	March 9, 2021
Frederick Wasserman

/s/ David Laskow-Pooley	Director	March 9, 2021
David Laskow-Pooley

/s/ John Wilson	Director	March 9, 2021
John Wilson

/s/ Juan Vera	Director	March 9, 2021
Juan Vera

/s/ N. David Eansor	Director	March 9, 2021
N. David Eansor

/s/ Steve Elms	Director	March 9, 2021
Steve Elms

/s/ Anthony Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2021
Anthony Kim

S-2

MARKER THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Marker Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Marker Therapeutics, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical Audit Matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

New York, NY

March 9, 2021

MARKER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$21,352,382	$43,903,949
Prepaid expenses and deposits	2,057,924	1,526,442
Interest receivable	559	56,189
Other receivable	1,000,000	—
Total current assets	24,410,865	45,486,580
Non-current assets:
Property, plant and equipment, net	3,570,736	417,528
Construction in progress	6,789,098	—
Right-of-use assets, net	10,844,116	455,174
Total non-current assets	21,203,950	872,702

Total assets	$45,614,815	$46,359,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$6,013,010	$1,757,680
Lease liability	388,792	204,132
Warrant liability	-	31,000
Total current liabilities	6,401,802	1,992,812
Non-current liabilities:
Lease liability, net of current portion	11,868,440	280,247
Total non-current liabilities	11,868,440	280,247

Total liabilities	18,270,242	2,273,059

Commitments and contingencies (see Note 15)	—	—

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.001 par value, 150 million shares authorized, 50.7 million and 45.7 million shares issued and outstanding as of December 31, 2020 and 2019, respectively	50,731	45,728
Additional paid-in capital	383,533,326	371,573,909
Accumulated deficit	(356,239,484)	(327,533,414)
Total stockholders' equity	27,344,573	44,086,223

Total liabilities and stockholders' equity	$45,614,815	$46,359,282

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019
Revenues:
Grant income	$466,785	$213,194
Total revenues	466,785	213,194
Operating expenses:
Research and development	18,880,751	12,764,804
General and administrative	10,471,846	9,977,196
Total operating expenses	29,352,597	22,742,000
Loss from operations	(28,885,812)	(22,528,806)
Other income (expense):
Change in fair value of warrant liabilities	31,000	18,000
Interest income	148,742	1,082,842
Net loss	$(28,706,070)	$(21,427,964)

Net loss per share, basic and diluted	$(0.61)	$(0.47)
Weighted average number of common shares outstanding	47,039,862	45,587,734

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders'
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2019	45,440,704	$45,440	$365,400,748	$(306,105,450)	$59,340,738
Stock options exercised for cash	11,980	12	57,732	—	57,744
Warrants exercised for cash	190,258	190	758,543	—	758,733
Stock warrants cashless exercised	9,449	9	(9)	—	—
Stock-based compensation	76,440	77	5,356,895	—	5,356,972
Net loss	—	—	—	(21,427,964)	(21,427,964)
Balance at December 31, 2019	45,728,831	45,728	371,573,909	(327,533,414)	44,086,223
Issuance common stock for cash	4,113,440	4,114	6,181,897	—	6,186,011
Warrants exercised for cash	458,334	459	549,541	—	550,000
Issuance of common stock as commitment fee for future financing	345,357	345	(345)	—	—
Stock-based compensation	85,110	85	5,228,324	—	5,228,409
Net loss	—	—	—	(28,706,070)	(28,706,070)
Balance at December 31, 2020	50,731,072	$50,731	$383,533,326	$(356,239,484)	$27,344,573

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(28,706,070)	$(21,427,964)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	485,641	105,123
Changes in fair value of warrant liabilities	(31,000)	(18,000)
Stock-based compensation	5,228,409	5,356,972
Amortization on right-of-use assets	590,039	181,459
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(531,482)	(1,384,725)
Interest receivable	55,630	51,988
Accounts payable and accrued expenses	4,222,470	(963,967)
Lease liability	(173,268)	(185,179)
Net cash used in operating activities	(18,859,631)	(18,284,293)
Cash Flows from Investing Activities:
Purchase of property and equipment	(3,638,849)	(374,983)
Purchase of construction in progress	(6,789,098)	—
Net cash used in investing activities	(10,427,947)	(374,983)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	6,186,011	—
Proceeds from exercise of stock options	—	57,744
Proceeds from exercise of warrants	550,000	758,733
Net cash provided by financing activities	6,736,011	816,477
Net decrease in cash	(22,551,567)	(17,842,799)

Cash and cash equivalents at beginning of the period	43,903,949	61,746,748
Cash and cash equivalents at end of the period	$21,352,382	$43,903,949

	For the Years Ended
	December 31,
	2020	2019
Supplemental schedule of non-cash financing activities:
Issuance of common stock as commitment fee for future financing	$345	$—
Recognition of right-of-use assets and lease liability from new operating lease agreements	$11,114,300	$—
Stock warrants cashless exercised	$—	$9

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS DECEMBER 31, 2020 AND 2019

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

NOTE 2:    FINANCIAL CONDITION, GOING CONCERN AND MANAGEMENT PLANS

As of December 31, 2020, the Company had cash and cash equivalents of approximately $21.4 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of December 31, 2020 will enable the Company to fund its operating expenses and capital expenditure requirements into the third quarter of 2021, as such these factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

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

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3:    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

Cash, Cash Equivalents and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2020 consisted of cash and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of December 31, 2020, approximately $2.7 million in cash was uninsured based upon the FDIC insurance coverage limits.

Property and Equipment

Leasehold improvements, furniture, equipment and software are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful life or the remaining lease term.

Property and equipment - Construction in Progress

In June 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. In connection with the manufacturing facility, the Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and install modular cleanrooms in a manufacturing facility. The facility's construction was completed during December 2020, and a certificate of occupancy was delivered to the Company in January 2021, and as such was placed into service in January 2021. All costs associated with the buildout will be recorded as either manufacturing equipment and/or leasehold improvements and amortized over the estimated useful life of the asset and/or leasehold lease.

Fair Value Measurements

The Company follows Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) for the Company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are defined as follows:

●	Level 1 - Quoted prices (unadjusted) in active markets for identical assets and liabilities.
●	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as unadjusted quoted prices for similar assets and liabilities, unadjusted quoted prices in the markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, financial instruments and concentration of credit risk.

Patents and Patent Application Costs

Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived from the patents is uncertain. Patent costs are, therefore, expensed as incurred.

Stock-Based Compensation

The Company incurs stock-based compensation expense related to the issuance of common stock and stock options. The Company estimates the fair value of stock options granted using the Black-Scholes option pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility and expected option life:

Expected Term — The expected life of stock options was estimated using the "simplified method," as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

Expected Volatility — The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate — The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend — The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models. The Company amortizes the fair value of the awards expected to vest on a straight-line basis over the requisite service period of the awards. The Company recognizes fair value of stock options granted to nonemployees as stock-based compensation expense over the period in which the related services are received as if the Company had paid cash for those services. Forfeitures are accounted for as incurred.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2020 and 2019.

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

Recent Accounting Standards Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has adopted the new standard effective January 1, 2021 and is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

The following table sets forth the computation of loss per share for the years ended December 31, 2020 and 2019, respectively:

	For the Years Ended
	December 31,
	2020	2019
Numerator:
Net loss	$(28,706,070)	$(21,427,964)

Denominator:
Weighted average common shares outstanding	47,039,862	45,587,734

Net loss per share data:
Basic and diluted	$(0.61)	$(0.47)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2020	2019
Common stock options	6,002,000	4,983,000
Common stock purchase warrants	20,830,000	22,605,000
Common stock warrants - liability treatment	—	59,000
Potentially dilutive securities	26,832,000	27,647,000

NOTE 5:     OTHER RECEIVABLE

Pursuant to the Company’s lease agreement for its manufacturing facility, the Company incurred and paid for the construction invoices directly for both the structural improvements of the facility and the building of the manufacturing modular cleanroom (i.e. leasehold improvements and manufacturing equipment).   At the time the construction invoices are received by the Company, a fixed asset is recorded in construction-in-progress. In accordance with the agreement, upon completion of the facility’s construction, the Company is owed up to $1.0 million as reimbursement, and as such a landlord receivable is recorded, which provides for a legal right to receive construction reimbursements from the landlord for tenant improvement allowances. The construction of the facility was completed during December 2020, and a certificate was occupancy was delivered to the Company in January 2021. During the fiscal year ended 2020, the Company recorded a $1.0 million receivable in its consolidated financial statements.  The Company expects to receive the $1.0 million in the first half of 2021.

NOTE 6:    PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2020 and 2019, respectively:

		December 31,	December 31,
	Estimated Useful Lives	2020	2019

Lab equipment	5 Years	$2,360,000	$111,000
Computers, equipment and software	3-5 Years	835,000	211,000
Office furniture	5 Years	678,000	178,000
Leasehold improvements	Lesser of lease term or estimated useful life	289,000	23,000
Total		4,162,000	523,000
Less: accumulated depreciation		(591,000)	(105,000)
Construction in progress		6,789,000	—
Total fixed assets, net		$10,360,000	$418,000

Depreciation expense for the years ended December 31, 2020 and 2019 was approximately $0.5 million and $0.1 million, respectively.

In June 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. In connection with the manufacturing facility, the Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in a manufacturing facility.  $6.8 million is recorded in fixed assets – construction in progress on the balance sheet as of December 31, 2020. The completion of the facility’s construction occurred during December 2020 and the Company received its certificate of occupancy in January 2021, and as such was placed into service in January 2021. During January 2021, all costs associated with the buildout will be recorded as either manufacturing equipment and/or leasehold improvements and amortized over the estimated useful life of the asset and/or leasehold lease.

In connection with the research facility that the Company opened during the second quarter of 2020, the Company incurred approximately $2.2 million of costs acquiring necessary lab equipment to carry out its experiments. The $2.2 million is included in Lab equipment within fixed assets and is being depreciated over five years.  Additionally, the Company incurred $0.3 million in leasehold improvements relating to the research facility.

NOTE 7: LEASES

The Company entered into a new agreement for its corporate headquarters in Houston, Texas, which commenced in August of 2020.   The initial lease term is ten years with two five-year renewal options. Fixed rent payments under the initial term are approximately $5.6 million.  Additionally, the Company is also responsible for its share of operating expenses.    As of December 31, 2020, the Company had remaining $4.1 million from the lease liability and $4.0 million of the related right-of-use asset resulting from the lease of its corporate headquarters.

In April 2020, the Company entered into a lease for a research facility in Houston, Texas.   The lease term is 71 months. Fixed rent payments under the initial term are approximately $1.1 million. As of December 31, 2020, the Company had remaining $0.8 million from the lease liability and $0.8 million of the related right-of-use asset resulting from the lease of its research facility.

In June 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. The initial lease term is ten years from the rent commencement date in the fourth quarter of 2020 with two five-year renewal options. Fixed rent payments under the initial term are approximately $9.8 million.  Additionally, the Company is also responsible for its share of operating expenses. In accordance with the agreement, upon completion of the facility’s construction, the Company is owed up to $1.0 million as reimbursement, and as such a landlord receivable is recorded, which provides for a legal right to receive construction reimbursements from the landlord for tenant improvement allowances. As of December 31, 2020, the Company had remaining $7.2 million from the lease liability and $5.8 million of the related right-of-use asset resulting from the lease of its manufacturing facility.

The Company also leases office space under agreements classified as operating leases that expire in 2022. As of December 31, 2020, the Company had remaining $0.2 million from the lease liability and $0.2 million of the related right-of-use asset resulting from the lease of its Jacksonville, Florida office space, which expires in 2022.

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

At December 31, 2020, the Company had operating lease liabilities of approximately $12.3 million and right-of-use assets of approximately $10.8 million, which were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Years Ended
	December 31,
	2020	2019
Operating lease expense summary:
Operating lease expense	$960,000	$220,000
Short-term lease expense	22,000	100,000
Variable lease expense	167,000	90,000
Total	$1,149,000	$410,000

Other information:
Operating cash flows - operating leases	$544,000	$225,000
Weighted-average remaining lease term – operating leases	9.3	1.6
Weighted-average discount rate as of adoption date – operating leases	5.7%	6.8%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

Year ended December 31, 2021	$1,077,000
Year ended December 31, 2022	1,278,000
Year ended December 31, 2023	1,542,000
Year ended December 31, 2024	1,826,000
Year ended December 31, 2025	1,874,000
Thereafter	8,772,000
Total	16,369,000
Less present value discount	(4,112,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at December 31, 2020	$12,257,000

NOTE 8:     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2020 and 2019, respectively:

	December 31,	December 31,
	2020	2019
Accounts payable	$2,935,000	$993,000
Compensation and benefits	1,694,000	323,000
Professional fees	875,000	94,000
Technology license fees	105,000	105,000
Other	404,000	243,000
Total accounts payable and accrued liabilities	$6,013,000	$1,758,000

NOTE 9:    WARRANT LIABILITY

A weighted average summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the years ended 2020 and 2019, respectively:

	Weighted Average Inputs
	For the Years Ended
	December 31,
	2020	2019
Exercise price	$—	$6.92
Contractual term (years)	—	0.05
Volatility (annual)	—	83%
Risk-free rate	—	2%
Dividend yield (per share)	—	0%

The foregoing assumptions are recalculated every reporting period and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

The following table presents changes in Level 3 warrant liabilities, reflected in accrued expenses measured at fair value for the years ended December 31, 2020 and 2019, respectively:

Warrant
Liability
Balance - January 1, 2019	49,000
Change in fair value of warrant liability	(18,000)
Balance – December 31, 2019	31,000
Change in fair value of warrant liability	(31,000)
Balance – December 31, 2020	$—

NOTE 10:    FAIR VALUE MEASUREMENTS

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Warrant liability:

Fair value measured at December 31, 2020
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Warrant liability	$—	$—	$—	$—

Fair value measured at December 31, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Warrant liability	$—	$—	$31,000	$31,000

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2020 and 2019, respectively.

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

Common Stock

The Company has authorized up to 150,000,000 shares of common stock, $0.001 par value per share, for issuance. Significant 2020 and 2019 common stock transactions were as follows:

2020 Common Stock Transactions

Exercise of Stock Warrants

During the year ended December 31, 2020, certain outstanding warrants were exercised for 0.5 million shares of common stock providing aggregate proceeds to the Company of approximately $0.6 million.

Board Compensation

During the year ended December 31, 2020, the Company issued an aggregate of 0.1 million shares of common stock to its non-employee directors. The fair value of the common stock of approximately $0.2 million was recognized as a component of stock-based compensation expense in general and administrative expenses.

Aspire Capital

On February 28, 2020, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of the Company’s common stock over the 30-month term of the purchase agreement. In consideration for entering into the purchase agreement, the Company issued to Aspire Capital 0.3 million shares of the Company’s common stock as a commitment fee.  The Company recorded the commitment fee to additional paid in capital.  As of December 31, 2020, Aspire Capital had purchased 4.1 million shares under the Purchase Agreement, providing aggregate proceeds to the Company of approximately $6.2 million.

2019 Common Stock Transactions

Consulting Arrangements

During the year ended December 31, 2019, the Company issued 0.05 million shares of common stock in connection with consulting agreements. The fair value of the common stock of approximately $0.3 million was recognized as stock-based compensation expense in general and administrative expenses.

Board Compensation

During the year ended December 31, 2019, the Company issued an aggregate of 0.03 million shares of common stock to its non-employee directors. The fair value of the common stock of approximately $0.2 million was recognized as stock-based compensation expense in general and administrative expenses.

NOTE 12:    WARRANTS

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of December 31, 2020 and 2019, respectively, and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2019	23,016,000	4.78	4.29	$26,066,000
Warrants granted	45,000	4.26	—	—
Exercised for cash	(190,000)	3.99	—	—
Cashless exercise	(17,000)	2.38	—	—
Expired or cancelled	(190,000)	13.63	—	—
Balance - December 31, 2019	22,664,000	4.71	3.33	954,000
Exercised for cash	(458,000)	1.20	—	—
Expired or cancelled	(1,376,000)	9.46	—	—
Balance - December 31, 2020	20,830,000	$4.47	2.60	$—

2020 Warrant Transactions

Exercise of Stock Warrants

During the year ended December 31, 2020, certain outstanding warrants were exercised for 0.5 million shares of common stock providing aggregate proceeds to the Company of approximately $0.6 million.

2019 Warrant Transactions

Exercise of Stock Warrants

During the year ended December 31, 2019, certain outstanding warrants were exercised for 0.2 million shares of common stock providing aggregate proceeds to the Company of approximately $0.8 million.

NOTE 13:    STOCK OPTION PLANS

Options to Purchase Shares of Common Stock

2020 Equity Incentive Plan

On May 19, 2020, the Board adopted the 2020 Equity Incentive Plan ("2020 Plan") which replaced the 2014 Omnibus Stock Option Plan (“2014 Plan”). The 2020 Plan allows for grants of stock options, restricted shares, stock bonuses and other equity-based awards to employees and non-employee directors of the Company. Awards under the 2020 Plan may be at prices and for terms as determined by the Board of Directors and may have vesting requirements as determined by the Board, provided that the exercise price for any stock option must be at least equal to the fair market value (as defined in the 2020 Plan) of a share of the stock on the grant date. Once granted, the exercise price of an option may not be reduced without the approval of the Company’s stockholders, other than under certain limited circumstances such as a stock split or take any other action with respect to a stock option that would be treated as a repricing under the rules and regulations of the New York Stock Exchange.

Options granted under the 2020 Plan have a maximum term of ten years from the date of grant. Options granted in 2020 and 2019 generally vest over four years.

As of December 31, 2020, approximately 4.7 million options are available to be issued from the 2020 Plan.

2014 Omnibus Stock Ownership Plan

The 2014 Plan, which the Board adopted on May 19, 2020 and subsequently amended from time to time, allowed for grants of stock options, restricted shares, stock bonuses and other equity-based awards to employees and non-employee directors of the Company. The terms of the 2014 plan are substantially identical to the terms of the 2020 Plan described above.

Stock Options

A summary of the Company’s stock option activity is as follows for stock options:

				Weighted Average
				Remaining
		Weighted Average	Total Intrinsic	Contractual
	Number of Shares	Exercise Price	Value	Life (in years)
Outstanding as of January 1, 2020	4,983,314	$7.79	$18,000	8.9
Granted	1,531,000	2.08	—	9.2
Canceled	(512,500)	—	—	—
Outstanding as of December 31, 2020	6,001,814	$6.22	$—	8.3
Options vested and exercisable	2,598,981	$7.29	$—	8.0

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2020 and 2019, respectively, were as follows:

	For the Years Ended
	December 31,
	2020	2019
Exercise price	$2.08	$4.70
Expected term (years)	6.0	6.0
Expected stock price volatility	108%	126%
Risk-free rate of interest	1%	2%
Expected dividend rate	0%	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Years Ended
	December 31,
	2020	2019
Stock Compensation expenses:
Research and development	$2,588,000	$2,574,000
General and administrative	2,640,000	2,783,000
Total stock compensation expenses	$5,228,000	$5,357,000

At December 31, 2020, the total stock-based compensation cost related to unvested awards not yet recognized was $10.6 million. The expected weighted average period compensation costs to be recognized was 2.2 years. Future option grants will impact the compensation expense recognized.

NOTE 14:    GRANT INCOME

During the years ended December 31, 2020 and 2019, the Company received $0.5 million and $0.2 million, respectively, of a grant awarded to Mayo Foundation from the U.S. Department of Defense for the Phase II Clinical Trial of TPIV200. The grant compensated the Company for clinical supplies manufactured and provided by the Company for the clinical study. In accordance with Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” issued by the Financial Accounting Standards Board, the Company recorded the $0.5 million and $0.2 million, respectively, of grant income as revenue.

NOTE 15:    COMMITMENTS AND CONTINGENCIES

An arbitration proceeding was brought against the Company before the Financial Industry Regulatory Authority, Inc. by a broker seeking to be paid approximately $1.0 million as compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker. The broker’s claims are based on a placement agent agreement for a private placement it brokered in 2017, under which it alleges it is entitled to compensation for the 2018 transactions. The Company believes it has defenses to all of the allegations and intends to vigorously defend itself in this matter.

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

NOTE 17:    RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the years ended December 31, 2020 and 2019, respectively.

	For the Years Ended
	December 31,
	2020	2019
Baylor College of Medicine	$1,818,000	$69,000
Bio-Techne Corporation	152,000	51,000
Dr Juan Vera	$—	$233,000
Total Research and development	$1,970,000	$353,000

Agreements with The Baylor College of Medicine (“BCM”).

In November  2018 and February 2020, the Company entered in Sponsored Research Agreements with BCM, which provided for the conduct of research for the Company by credentialed personnel at BCM’s Center for Cell and Gene Therapy.

In September 2019, the Company entered in a Clinical Supply Agreement with BCM, which provided for BCM to provide to the Company multi tumor antigen specific products.

In October 2019, the Company entered in a Workforce Grant Agreement with BCM, which provided for BCM to provide to the Company manpower costs of projects for manufacturing, quality control testing and validation run activities.

In August 2020, the Company entered in a Clinical Trial Agreement with BCM, which provided for BCM to provide to the Company investigator-initiated research studies.

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

NOTE 18:    INCOME TAXES

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2020 and 2019.

The effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2020 and 2019 are as follows:

	For the Years Ended
	December 31,
	2020	2019
Deferred Tax Assets
Net Operating Loss Carryforward	21,783,000	17,166,000
Stock Compensation	6,775,000	6,538,000
License Agreements	144,000	177,000
Research and Development	733,000	733,000
Charitable Contributions	8,000	9,000
Operating Lease Liability	2,626,000	115,000
	32,069,000	24,738,000
Less: Valuation Allowance	(29,689,000)	(24,632,000)
Total Deferred Tax Assets	2,380,000	106,000

Deferred Tax Liabilities
Fixed Assets	—	(106,000)
Right-of-Use Assets	(2,380,000)	—

Total Deferred Tax Liabilities	(2,380,000)	(106,000)

Net Deferred Tax Assets/(Liabilities)	—	—

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2020 and 2019. The valuation allowance increased by $5.1 million as of December 31, 2020. The Company has research and development tax credit carryforwards of $0.7 million available to offset future federal income taxes. The research and development tax credit carryforwards begin to expire in 2030.

The Company has approximately $97.2 million of federal and $39.0 million of state Net Operating Losses (“NOL”s) that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $41.6 million, if not utilized, will expire between 2029 and 2037. The federal net operating loss carryforwards of $55.6 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $17.1 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

The Company’s income tax returns for 2016 to 2019 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.

For the years ended December 31, 2020 and 2019, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2020		2019
		Percent of		Percent of
	Amount	Pre-Tax Loss	Amount	Pre-Tax Loss
U.S. federal statutory rate	(6,028,000)	21.00%	(4,500,000)	21.00%
State taxes, net of federal benefit	(118,000)	0.41%	(600,000)	2.80%
Tax rate change	677,000	(2.36)%	665,000	(3.10)%
Permanent Differences
- Change in fair value of derivative liabilities	(7,000)	0.02%	(4,000)	0.02%
- Other permanent differences	182,000	(0.63)%	32,000	(0.15)%
Change in valuation allowance	5,057,000	(17.62)%	4,681,000	(21.85)%
Deferred true-up	237,000	(0.83)%	(274,000)	1.28%
Income tax provision/(benefit)	—	0.00%	—	0.00%

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2020, and 2019, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

On March 27, 2020, the CARES Act was enabled in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest, (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k),(iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019 and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position, the CARES Act did not have an impact on the financial statements.