Form 10-Q
period 2021-03-31
Marker Therapeutics, Inc.
filed 2021-05-12
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “accelerated filer”, “large accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	⌧
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ⌧

As of April 30, 2021, the Company had 83,013,929 shares of common stock issued and outstanding.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$64,507,575	$21,352,382
Prepaid expenses and deposits	1,962,924	2,057,924
Other receivables	1,000,867	1,000,559
Total current assets	67,471,366	24,410,865
Non-current assets:
Property, plant and equipment, net	10,298,225	3,570,736
Construction in progress	—	6,789,098
Right-of-use assets, net	10,592,490	10,844,116
Total non-current assets	20,890,715	21,203,950

Total assets	$88,362,081	$45,614,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,674,259	$6,013,010
Lease liability	473,077	388,792
Total current liabilities	4,147,336	6,401,802
Non-current liabilities:
Lease liability, net of current portion	11,719,826	11,868,440
Total non-current liabilities	11,719,826	11,868,440

Total liabilities	15,867,162	18,270,242

Commitments and contingencies (see Note 10)	—	—

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 150 million shares authorized, 83.0 million and 50.7 million shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	83,014	50,731
Additional paid-in capital	437,430,839	383,533,326
Accumulated deficit	(365,018,934)	(356,239,484)
Total stockholders' equity	72,494,919	27,344,573

Total liabilities and stockholders' equity	$88,362,081	$45,614,815

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$5,643,029	$3,816,618
General and administrative	3,137,958	2,826,995
Total operating expenses	8,780,987	6,643,613
Loss from operations	(8,780,987)	(6,643,613)
Other income (expense):
Change in fair value of warrant liabilities	—	31,000
Interest income	1,537	126,969
Net loss	$(8,779,450)	$(6,485,644)

Net loss per share, basic and diluted	$(0.16)	$(0.14)
Weighted average number of common shares outstanding, basic and diluted	56,470,247	46,084,383

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2021	50,731,072	$50,731	$383,533,326	$(356,239,484)	$27,344,573
Issuance of common stock for cash (net of offering costs of $3.9 million)	32,282,857	32,283	52,520,475	—	52,552,758
Stock-based compensation	—	—	1,377,038	—	1,377,038
Net loss	—	—	—	(8,779,450)	(8,779,450)
Balance at March 31, 2021	83,013,929	$83,014	$437,430,839	$(365,018,934)	$72,494,919

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity

Balance at January 1, 2020	45,728,831	$45,728	$371,573,909	$(327,533,414)	$44,086,223
Warrants exercised for cash	458,334	459	549,541	—	550,000
Issuance of common stock as commitment fee for future financing	345,357	345	(345)	—	—
Stock-based compensation	—	—	1,344,592	—	1,344,592
Net loss	—	—	—	(6,485,644)	(6,485,644)
Balance at March 31, 2020	46,532,522	$46,532	$373,467,697	$(334,019,058)	$39,495,171

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(8,779,450)	$(6,485,644)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	502,743	35,265
Changes in fair value of warrant liabilities	—	(31,000)
Stock-based compensation	1,377,038	1,344,592
Amortization on right-of-use assets	251,626	47,361
Changes in operating assets and liabilities:
Prepaid expenses and deposits	95,000	(189,650)
Other receivables	(308)	31,584
Accounts payable and accrued expenses	(2,442,581)	1,197,613
Lease liability	(64,329)	(49,187)
Net cash used in operating activities	(9,060,261)	(4,099,066)
Cash Flows from Investing Activities:
Purchase of property and equipment	(441,134)	(99,821)
Net cash used in investing activities	(441,134)	(99,821)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	52,656,588	—
Proceeds from exercise of warrants	—	550,000
Net cash provided by financing activities	52,656,588	550,000
Net increase (decrease) in cash	43,155,193	(3,648,887)

Cash and cash equivalents at beginning of the period	21,352,382	43,903,949
Cash and cash equivalents at end of the period	$64,507,575	$40,255,062

	For the Three Months Ended
	March 31,
	2021	2020
Supplemental schedule of non-cash financing activities:
Offering cost not yet paid	$103,830	$—
Reclassifications between construction in progress and fixed assets	$6,789,098	$—
Issuance of common stock as commitment fee for future financing	$—	$345

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet at March 31, 2021 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K filed on March 9, 2021.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2021, the Company had cash and cash equivalents of approximately $64.5 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

On March 16, 2021, the Company issued an aggregate of 32,282,857 shares of its common stock, for net proceeds of $52.6 million.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of March 31, 2021 will enable the Company to fund its operating expenses and capital expenditure requirements into the first quarter of 2023. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company's product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

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

Recent Accounting Standards Adopted in the Year

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes  (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has adopted the new standard effective January 1, 2021 and has concluded that the adoption of this standard did not have a material impact on its condensed consolidated financial statements and related disclosures.

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

The following table sets forth the computation of net loss per share for the three months ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended
	March 31,
	2021	2020
Numerator:
Net loss	$(8,779,450)	$(6,485,644)

Denominator:
Weighted average common shares outstanding	56,470,247	46,084,383

Net loss per share:
Basic and diluted	$(0.16)	$(0.14)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,
	2021	2020
Common stock options	7,490,000	6,291,000
Common stock purchase warrants	20,830,000	21,381,000
Potentially dilutive securities	28,320,000	27,672,000

NOTE 6: OTHER RECEIVABLES

Pursuant to the Company’s lease agreement for its manufacturing facility, the Company incurred and paid for the construction invoices directly for both the structural improvements of the facility and the building of the manufacturing modular cleanroom (i.e. leasehold improvements and manufacturing equipment).  In accordance with the agreement, upon completion of the facility’s construction, the Company was owed up to $1.0 million as reimbursement, and as such a landlord receivable was recorded, which provides for a legal right to receive construction reimbursements from the landlord for tenant improvement allowances. During the fiscal year ended 2020, the Company recorded a $1.0 million receivable in its condensed consolidated financial statements.  The Company received the $1.0 million reimbursement in April 2021.

NOTE 7: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2021 and December 31, 2020, respectively:

		March 31,	December 31,
	Estimated Useful Lives	2021	2020
Lab and manufacturing equipment	5 Years	$6,661,000	$2,360,000
Computers, equipment and software	3-5 Years	897,000	835,000
Office furniture	5 Years	678,000	678,000
Leasehold improvements	Lesser of lease term or estimated useful life	3,156,000	289,000
Total		11,392,000	4,162,000
Less: accumulated depreciation		(1,094,000)	(591,000)
Construction in progress		—	6,789,000
Total fixed assets, net		$10,298,000	$10,360,000

In June 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. In connection with the manufacturing facility, the Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in a manufacturing facility. $6.8 million was recorded in fixed assets - construction in progress on the balance sheet as of December 31, 2020. The completion of the facility’s construction occurred during December 2020 and the Company received its certificate of occupancy in January 2021, and as such was placed into service in January 2021. During January 2021, $4.0 million of the costs previously recorded as construction in progress were recorded to lab and manufacturing equipment and $2.8 million were recorded to leasehold improvements.

Depreciation expense for the three months ended March 31, 2021 and 2020 was approximately $0.5 million and $0.03 million, respectively.

NOTE 8: LEASES

The Company leases manufacturing, research and administrative facilities under operating leases. The Company evaluates its contracts to determine if an arrangement is a lease at inception and classify it as a finance or operating lease. Currently, all of the Company’s leases are classified as operating leases. Leased assets and corresponding liabilities are recognized based on the present value of the lease payments over the lease term. The lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.

Topic ASC 842 requires the Company to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Right-of-use assets are recorded in other assets on the Company’s condensed consolidated balance sheets. Current and non-current lease liabilities are recorded in other accruals within current liabilities and other non-current liabilities, respectively, on its condensed consolidated balance sheets. Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease.

As of March 31, 2021, the Company had total operating lease liabilities of approximately $12.2 million and right-of-use assets of approximately $10.6 million, which were included in the condensed consolidated balance sheet.

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

The following summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended
	March 31,
	2021	2020
Operating lease expense summary:
Operating lease expense	$425,000	$55,000
Short-term lease expense	—	19,000
Variable lease expense	133,000	15,000
Total	$558,000	$89,000

Other information:
Operating cash flows - operating leases	$238,000	$57,000
Weighted-average remaining lease term – operating leases	9.1	1.5
Weighted-average discount rate as of adoption date – operating leases	5.7%	6.8%

Maturities of our operating leases, excluding short-term leases, are as follows:

Nine months ended December 31, 2021	$839,000
Year ended December 31, 2022	1,278,000
Year ended December 31, 2023	1,542,000
Year ended December 31, 2024	1,826,000
Year ended December 31, 2025	1,874,000
Thereafter	8,772,000
Total	16,131,000
Less present value discount	(3,938,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2021	$12,193,000

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
	2021	2020
Accounts payable	$1,888,000	$2,935,000
Compensation and benefits	827,000	1,694,000
Professional fees	483,000	875,000
Technology license fees	80,000	105,000
Other	396,000	404,000
Total accounts payable and accrued liabilities	$3,674,000	$6,013,000

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

NOTE 11: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Underwritten Public Offering

On March 11, 2021, the Company entered into an underwriting agreement with Piper Sandler & Co., as representative of the several underwriters, to issue and sell 28,572,000 shares of common stock of the Company in an underwritten public offering. The offering price to the public was $1.75 per share.  In addition, the Company granted the underwriters an option to purchase, for a period of 30 days, up to an additional 4,285,800 shares of common stock, which such option was partially exercised with respect to 3,710,857 shares.  An aggregate of 32,282,857 shares of the Company’s common stock was issued for net proceeds of $52.6 million.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of March 31, 2021 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2021	20,830,000	$4.47	2.60	$—
Balance - March 31, 2021	20,830,000	$4.47	2.36	—

NOTE 12: STOCK-BASED COMPENSATION

Stock Options

2021 Equity Incentive Awards

On February 10, 2021, pursuant to the Company’s 2020 Equity Incentive Plan, the compensation committee of the Company’s board of directors approved a total of 740,000 options to purchase the Company’s common stock as equity-based incentive awards to the Company’s executive officers, other than the Chief Executive Officer. Each option award was granted with an exercise price of $3.29 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on February 10, 2021, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such executive officer’s continued service on the applicable vesting date.  Additionally, on February 10, 2021, the compensation committee of the Company’s board of directors approved a total of 260,000 options to purchase the Company’s common stock to non-executive employees of the Company as equity-based incentive awards.  Each option award was granted with an exercise price of $3.29 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on February 10, 2021, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such employee’s continued service on the applicable vesting date.

On February 11, 2021, upon the recommendation of the compensation committee and pursuant to the Company’s 2020 Equity Incentive Plan, the Company’s board of directors approved a total of 430,000 options to purchase the Company’s common stock as (equity-based incentive awards to the Company’s Chief Executive Officer. The option award was granted with an exercise price of $3.06 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on February 11, 2021, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such Chief Executive Officer’s continued service on the applicable vesting date.

The above awards were in addition to 90,000 stock option awards issued during the three months ended March 31, 2021 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $1.47 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on January 4, 2021, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee's continued service on the applicable vesting date.

A summary of the Company’s stock option activity is as follows:

				Weighted Average
				Remaining
		Weighted Average	Total Intrinsic	Contractual
	Number of Shares	Exercise Price	Value	Life (in years)
Outstanding as of January 1, 2021	6,001,814	$6.22	$—	8.3
Granted	1,520,000	3.12	—	9.8
Canceled / Expired	(31,623)	5.07	—	—
Outstanding as of March 31, 2021	7,490,191	$5.59	$333,000	8.4
Options vested and exercisable	2,977,761	$7.10	$44,000	7.8

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the three months ended March 31, 2021 was as follows:

For the Three Months Ended
March 31, 2021
Exercise price	$3.12
Expected term (years)	6.0
Expected stock price volatility	95%
Risk-free rate of interest	1%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended
	March 31,
	2021	2020
Stock Compensation expenses:
Research and development	$696,000	$781,000
General and administrative	681,000	564,000
Total stock compensation expenses	$1,377,000	$1,345,000

As of March 31, 2021, the total stock-based compensation cost related to unvested awards not yet recognized was $12.7 million. The expected weighted average period compensation costs to be recognized was approximately 2.5 years. Future option grants will impact the compensation expense recognized.

NOTE 13: RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the three months ended March 31, 2021 and 2020, respectively.

	For the Three Months Ended
	March 31,
	2021	2020
Baylor College of Medicine	$422,000	$235,000
Bio-Techne Corporation	46,000	20,000
Total Research and development	$468,000	$255,000

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

Purchases from Bio-Techne Corporation.

The Company is currently utilizing Bio-Techne Corporation and two of its brands for the purchases of reagents, primarily cytokines.  Mr. David Eansor is a member of the Company’s board of directors and is serving as the President of the Protein Sciences Segment of Bio-Techne Corporation.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three months ended March 31, 2021 included in this Quarterly Report.

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

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes the results of our operations for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020	Change
Operating expenses:
Research and development	5,643,000	3,817,000	1,826,000	48%
General and administrative	3,138,000	2,827,000	311,000	11%
Total operating expenses	8,781,000	6,644,000	2,137,000	32%
Loss from operations	(8,781,000)	(6,644,000)	(2,137,000)	32%
Other income (expense):
Change in fair value of warrant liabilities	—	31,000	(31,000)	(100)%
Interest income	2,000	127,000	(125,000)	(98)%
Net loss	$(8,779,000)	$(6,486,000)	$(2,293,000)	35%

Net loss per share, basic and diluted	$(0.16)	$(0.14)	$(0.02)	14%
Weighted average number of common shares outstanding, basic and diluted	56,470,000	46,084,000	10,386,000	23%

Operating Expenses

Operating expenses incurred during the three months ended March 31, 2021 were $8.8 million compared to $6.6 million during the three months ended March 31, 2020.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 48% to $5.6 million for the three months ended March 31, 2021, compared to $3.8 million for the three months ended March 31, 2020.

The increase of $1.8 million in 2021 was primarily attributable to the following:

o	increase of $0.6 million in headcount-related expenses as we increased the number of research and development personnel,
o	increase of $0.1 million in process development expenses,
o	increase of $0.2 million in sponsored research expenses from BCM agreements,
o	increase of $0.3 million in rent and utilities,
o	increase of $0.2 million in other expenses, and
o	increase of $0.4 million in depreciation expenses primarily attributable to our manufacturing facility and related expenses.

General and Administrative Expenses

General and administrative expenses were $3.1 million and $2.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase in general and administrative expenses was mainly comprised of increases in rent, insurance expenses and in headcount-related expenses, offset by a decrease in legal and professional fees.

Other Income (Expense)

Interest Income

Interest income was $2,000 and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.  As part of the reaction to the COVID-19 pandemic, the Federal Reserve cut rates in mid-March of 2020 to a range of 0.0% - 0.25%.  As such, we recorded lower interest income during the three months ended March 31, 2021.

Net Loss

The increase in our net loss during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash and cash equivalents and working capital as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$64,508,000	$21,352,000
Working capital	$63,324,000	$18,009,000

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	For the Three Months Ended
	March 31,
	2021	2020
Net Cash provided by (used in):
Operating activities	$(9,060,000)	$(4,099,000)
Investing activities	(441,000)	(100,000)
Financing activities	52,656,000	550,000
Net increase (decrease) in cash and cash equivalents	$43,155,000	$(3,649,000)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2021 was $9.1 million compared to $4.1 million for the same period last year. The changes in cash flow from operating activities during the three months ended March 31, 2020 were due to $8.8 million of net losses and a $2.4 million decrease from changes in operating assets and liabilities. This was offset by $1.4 million of stock-based compensation, $0.5 million of depreciation expense and $0.3 million right-of-use asset amortization and lease liability accretion.

Investing Activities

Net cash used in investing activities was $0.4 million and $0.1 million for the purchase of property and equipment during the three months ended March 31, 2021 and 2020, respectively.  The increase relates to purchases of laboratory equipment for the manufacturing facility.

Financing Activities

Net cash provided by financing activities was $52.7 million during the three months ended March 31, 2021, due to the net proceeds received from the underwritten public offering. Net cash provided by financing activities was $0.6 million during the three months ended March 31, 2020.

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

On March 16, 2021, we issued an aggregate of 32,282,857 shares of our common stock, for net proceeds of $52.6 million pursuant to an underwritten public offering. As of March 31, 2021, we had working capital of $63.3 million, compared to working capital of $18.0 million as of December 31, 2020. Based on our clinical and research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

(b)Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

As of March 31, 2021, we were not a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

Item 1A.Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission on March 9, 2021. There have been no material changes to the risk factors described in that report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the three months ended March 31, 2021.

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

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

104         - Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

*Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2021

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang
President, Chief Executive Officer and Principal Executive Officer
/s/ Anthony Kim
Anthony Kim
Chief Financial Officer and Principal Financial and Accounting Officer