Form 10-Q
period 2021-06-30
Marker Therapeutics, Inc.
filed 2021-08-10
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021

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

As of August 3, 2021, the Company had 83,078,675 shares of common stock issued and outstanding.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$57,221,434	$21,352,382
Prepaid expenses and deposits	2,801,800	2,057,924
Other receivables	286	1,000,559
Total current assets	60,023,520	24,410,865
Non-current assets:
Property, plant and equipment, net	10,107,579	3,570,736
Construction in progress	—	6,789,098
Right-of-use assets, net	10,339,884	10,844,116
Total non-current assets	20,447,463	21,203,950

Total assets	$80,470,983	$45,614,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,100,943	$6,013,010
Lease liability	558,657	388,792
Total current liabilities	5,659,600	6,401,802
Non-current liabilities:
Lease liability, net of current portion	11,568,072	11,868,440
Total non-current liabilities	11,568,072	11,868,440

Total liabilities	17,227,672	18,270,242

Commitments and contingencies (see Note 10)	—	—

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 150 million shares authorized, 83.1 million and 50.7 million shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	83,079	50,731
Additional paid-in capital	439,085,948	383,533,326
Accumulated deficit	(375,925,716)	(356,239,484)
Total stockholders' equity	63,243,311	27,344,573

Total liabilities and stockholders' equity	$80,470,983	$45,614,815

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Grant income	$—	$466,785	$—	$466,785
Total revenues	—	466,785	—	466,785
Operating expenses:
Research and development	7,350,035	4,277,052	12,993,064	8,093,670
General and administrative	3,559,150	2,547,289	6,697,108	5,374,284
Total operating expenses	10,909,185	6,824,341	19,690,172	13,467,954
Loss from operations	(10,909,185)	(6,357,556)	(19,690,172)	(13,001,169)
Other income:
Change in fair value of warrant liabilities	—	-	-	31,000
Interest income	2,403	15,857	3,940	142,826
Net loss	$(10,906,782)	$(6,341,699)	$(19,686,232)	$(12,827,343)

Net loss per share, basic and diluted	$(0.13)	$(0.14)	$(0.28)	$(0.28)
Weighted average number of common shares outstanding, basic and diluted	83,030,470	46,572,739	69,823,729	46,328,561

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended June 30, 2021
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2021	83,013,929	$83,014	$437,430,839	$(365,018,934)	$72,494,919
Stock options exercised for cash	1,456	2	3,085	—	3,087
Stock-based compensation	63,290	63	1,652,024	—	1,652,087
Net loss	—	—	—	(10,906,782)	(10,906,782)
Balance at June 30, 2021	83,078,675	$83,079	$439,085,948	$(375,925,716)	$63,243,311

	For the Six Months Ended June 30, 2021
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2021	50,731,072	$50,731	$383,533,326	$(356,239,484)	$27,344,573
Issuance of common stock for cash (net of offering costs of $3.9 million)	32,282,857	32,283	52,520,475	—	52,552,758
Stock options exercised for cash	1,456	2	3,085	—	3,087
Stock-based compensation	63,290	63	3,029,062	—	3,029,125
Net loss	—	—	—	(19,686,232)	(19,686,232)
Balance at June 30, 2021	83,078,675	$83,079	$439,085,948	$(375,925,716)	$63,243,311

	For the Three Months Ended June 30, 2020
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2020	46,532,522	$46,532	$373,467,697	$(334,019,058)	$39,495,171
Stock-based compensation	85,110	85	1,360,688	—	1,360,773
Net loss	—	—	—	(6,341,699)	(6,341,699)
Balance at June 30, 2020	46,617,632	$46,617	$374,828,385	$(340,360,757)	$34,514,245

	For the Six Months Ended June 30, 2020
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2020	45,728,831	$45,728	$371,573,909	$(327,533,414)	$44,086,223
Warrants exercised for cash	458,334	459	549,541	—	550,000
Issuance of common stock as commitment fee for future financing	345,357	345	(345)	—	—
Stock-based compensation	85,110	85	2,705,280	—	2,705,365
Net loss	—	—	—	(12,827,343)	(12,827,343)
Balance at June 30, 2020	46,617,632	$46,617	$374,828,385	$(340,360,757)	$34,514,245

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(19,686,232)	$(12,827,343)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,032,971	124,627
Changes in fair value of warrant liabilities	—	(31,000)
Stock-based compensation	3,029,125	2,705,365
Amortization on right-of-use assets	504,232	96,973
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(743,876)	(1,106,072)
Other receivables	1,000,273	52,749
Accounts payable and accrued expenses	(912,067)	2,770,341
Lease liability	(130,503)	(187,068)
Net cash used in operating activities	(15,906,077)	(8,401,428)
Cash Flows from Investing Activities:
Purchase of property and equipment	(780,716)	(1,299,193)
Purchase of construction in progress	—	(2,629,141)
Net cash used in investing activities	(780,716)	(3,928,334)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	52,552,758	—
Proceeds from exercise of warrants	—	550,000
Proceeds from exercise of stock options	3,087	—
Net cash provided by financing activities	52,555,845	550,000
Net increase (decrease) in cash	35,869,052	(11,779,762)

Cash and cash equivalents at beginning of the period	21,352,382	43,903,949
Cash and cash equivalents at end of the period	$57,221,434	$32,124,187

	For the Six Months Ended
	June 30,
	2021	2020
Supplemental schedule of non-cash financing activities:
Reclassifications between construction in progress and fixed assets	$6,789,098	$—
Issuance of common stock as commitment fee for future financing	$—	$345
Recognition of right-of-use assets and lease liability from new operating lease agreement	$—	$9,184,027

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet at June 30, 2021 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K filed on March 9, 2021.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2021, the Company had cash and cash equivalents of approximately $57.2 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of June 30, 2021 will enable the Company to fund its operating expenses and capital expenditure requirements into the first quarter of 2023. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company's product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

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

The following table sets forth the computation of net loss per share for the three and six months ended June 30, 2021 and 2020, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(10,906,782)	$(6,341,699)	$(19,686,232)	$(12,827,343)

Denominator:
Weighted average common shares outstanding	83,030,470	46,572,739	69,823,729	46,328,561

Net loss per share:
Basic and diluted	$(0.13)	$(0.14)	$(0.28)	$(0.28)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Six Months Ended
	June 30,
	2021	2020
Common stock options	7,461,000	5,842,000
Common stock purchase warrants	20,830,000	21,381,000
Potentially dilutive securities	28,291,000	27,223,000

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

NOTE 7: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2021 and December 31, 2020, respectively:

		June 30,	December 31,
	Estimated Useful Lives	2021	2020
Lab and manufacturing equipment	5 Years	$6,840,000	$2,360,000
Computers, equipment and software	3-5 Years	909,000	835,000
Office furniture	5 Years	820,000	678,000
Leasehold improvements	Lesser of lease term or estimated useful life	3,163,000	289,000
Total		11,732,000	4,162,000
Less: accumulated depreciation		(1,624,000)	(591,000)
Construction in progress		—	6,789,000
Total fixed assets, net		$10,108,000	$10,360,000

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

Depreciation expense for the three months ended June 30, 2021 and 2020 was approximately $0.5 million and $0.1 million, respectively.

Depreciation expense for the six months ended June 30, 2021 and 2020 was approximately $1.0 million and $0.1 million, respectively.

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

As of June 30, 2021, the Company had total operating lease liabilities of approximately $12.1 million and right-of-use assets of approximately $10.3 million, which were included in the condensed consolidated balance sheet.

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

The following summarizes quantitative information about the Company’s operating leases for the three and six months ended June 30, 2021 and 2020, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
Operating lease expense summary:
Operating lease expense	$425,000	$103,000	$850,000	$158,000
Short-term lease expense	—	3,000	—	22,000
Variable lease expense	129,000	5,000	262,000	16,000
Total	$554,000	$111,000	$1,112,000	$196,000

	For the Six Months Ended
	June 30
	2021	2020
Other information:
Operating cash flows - operating leases	$477,000	$248,000

The weighted-average remaining lease term as of June 30, 2021 and December 31, 2020 was approximately 8.9 years and 9.3 years, respectively. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2021 and December 31, 2020 was approximately 5.7% and 5.7%, respectively.

Maturities of our operating leases, excluding short-term leases, are as follows:

Six months ended December 31, 2021	$600,000
Year ended December 31, 2022	1,278,000
Year ended December 31, 2023	1,542,000
Year ended December 31, 2024	1,826,000
Year ended December 31, 2025	1,874,000
Thereafter	8,772,000
Total	15,892,000
Less present value discount	(3,765,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2021	$12,127,000

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
	2021	2020
Accounts payable	$2,042,000	$2,935,000
Compensation and benefits	1,105,000	1,694,000
Process development expenses	777,000	277,000
Professional fees	445,000	875,000
Technology license fees	300,000	105,000
Other	432,000	127,000
Total accounts payable and accrued liabilities	$5,101,000	$6,013,000

NOTE 10: COMMITMENTS AND CONTINGENCIES

An arbitration proceeding was brought against the Company before the Financial Industry Regulatory Authority, Inc. by a broker seeking to be paid approximately $1.6 million as compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker. The broker further claims approximately $335,000 in interest, and approximately $600,000 in attorney’s fees, which are recoverable in the arbitration by the prevailing party. The broker’s claims are based on a placement agent agreement for a private placement it brokered in 2017, under which it alleges it is entitled to compensation for the 2018 transactions.   The arbitration hearing has occurred, and the parties have filed post-hearing briefs, and are awaiting a decision from the arbitrators.

NOTE 11: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Exercise of Stock Options

During the six months ended June 30, 2021, certain outstanding options were exercised for 1,456 shares of common stock providing aggregate proceeds to the Company of approximately $3,100.

Board Compensation

During the six months ended June 30, 2021, the Company issued an aggregate of 63,290 shares of common stock to its non-employee directors. The fair value of the common stock of approximately $0.2 million was recognized as a component of stock-based compensation expense in general and administrative expenses.

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

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of June 30, 2021 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2021	20,830,000	$4.47	2.60	$—
Balance - June 30, 2021	20,830,000	$4.47	2.11	—

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

The above awards were in addition to 90,000 stock option awards issued during the three months ended March 31, 2021 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $1.47 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on January 4, 2021, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee's continued service on the applicable vesting date. Also, 100,000 stock option awards were issued during the three months ended June 30, 2021 to new employees upon their commencement of employment with the Company.  Each option award was granted with an exercise price of $2.19 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on April 1, 2021, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

During the six months ended June 30, 2021, 1,456 stock options were exercised for net proceeds of $3,100.

A summary of the Company’s stock option activity for the six months ended June 30, 2021 is as follows:

				Weighted Average
				Remaining
		Weighted Average	Total Intrinsic	Contractual
	Number of Shares	Exercise Price	Value	Life (in years)
Outstanding as of January 1, 2021	6,001,814	$6.22	$—	8.3
Granted	1,620,000	3.06	—	9.3
Exercised	(1,456)	2.12	—	—
Canceled/Expired	(159,581)	3.42	—	—
Outstanding as of June 30, 2021	7,460,777	$5.59	$1,178,000	8.1
Options vested and exercisable	3,396,723	$6.91	$299,000	7.5

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the six months ended June 30, 2021 was as follows:

For the Six Months Ended
June 30, 2021
Exercise price	$3.06
Expected term (years)	6.0
Expected stock price volatility	95%
Risk-free rate of interest	1%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock Compensation expenses:
Research and development	$709,000	$528,000	$1,405,000	$1,309,000
General and administrative	943,000	833,000	1,624,000	1,396,000
Total stock compensation expenses	$1,652,000	$1,361,000	$3,029,000	$2,705,000

As of June 30, 2021, the total stock-based compensation cost related to unvested awards not yet recognized was $11.2 million. The expected weighted average period compensation costs to be recognized was approximately 2.3 years. Future option grants will impact the compensation expense recognized.

NOTE 13: RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the three and six months ended June 30, 2021 and 2020, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Baylor College of Medicine	$841,000	$158,000	$1,263,000	$393,000
Bio-Techne Corporation	114,000	35,000	160,000	54,000
Total Research and development	$955,000	$193,000	$1,423,000	$447,000

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the six months ended June 30, 2021 included in this Quarterly Report.

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

We submitted an investigational new drug, or IND, application to the United States Food and Drug Administration, or the FDA, to initiate a Phase 2 clinical trial of MultiTAA-specific T cell therapy, which we refer to as MT-401 (zedenoleucel), in post-allogeneic HSCT patients with AML in both the adjuvant and active disease setting. The dose administered in this multicenter trial is currently 100 million cells every two weeks for three doses. In the adjuvant setting, patients will be randomized to either MultiTAA-specific T cell therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group. We have completed the safety lead-in portion of the trial in June 2021. We initiated the remainder of the Phase 2 trial in July 2021 and plan to complete enrollment of approximately 20 patients and activate additional clinical sites across the United States in the fourth quarter of 2021 in order to report results from the active disease arm of the trial in the first quarter of 2022. We expect to begin manufacturing MT-401 for the Phase 2 trial at our cGMP manufacturing facility in the third quarter of 2021.

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

We are also evaluating the MultiTAA-specific T cell therapies in a Phase 2 clinical trial for the treatment of breast cancer and in Phase 1 clinical trials for the treatment of ALL, lymphoma, MM and sarcoma, all of which are being conducted by BCM. As of June 2021, the MultiTAA-specific T cell therapies have been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidents of cytokine release syndrome or neurotoxicity, which are frequently associated with CAR-T therapies. Our ongoing clinical trials may be also affected by the COVID-19 pandemic.  Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the MultiTAA-specific T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells.  We may initiate additional clinical trials investigating other indications in addition to our planned Phase 2 trial in post-transplant AML patients.

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below:

Results of Operations

In this discussion of our results of operations and financial condition, amounts in financial tables, other than per-share amounts, have been rounded to the nearest thousand.

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended June 30, 2021 and 2020:

	For the Three Months Ended
	June 30,
	2021	2020	Change
Revenues:
Grant income	$—	$467,000	$(467,000)	(100)%
Total revenues	—	467,000	(467,000)	(100)%
Operating expenses:
Research and development	7,350,000	4,277,000	3,073,000	72%
General and administrative	3,559,000	2,547,000	1,012,000	40%
Total operating expenses	10,909,000	6,824,000	4,085,000	60%
Loss from operations	(10,909,000)	(6,358,000)	(4,551,000)	72%
Other income (expense):
Change in fair value of warrant liabilities	—	—	—	—
Interest income	2,000	16,000	(14,000)	(88)%
Net loss	$(10,907,000)	$(6,342,000)	$(4,565,000)	72%

Net loss per share, basic and diluted	$(0.13)	$(0.14)	$0.01	(7)%
Weighted average number of common shares outstanding, basic and diluted	83,030,000	46,573,000	36,457,000	78%

Revenue

Grant income

We did not receive any grant income during the three months ended June 30, 2021.

During the three months ended June 30, 2020, we received $0.5 million of a grant awarded to the Mayo Foundation from the U.S. Department of Defense to fund the Phase 2 clinical trial of TPIV100 for the treatment of HER2/neu breast cancer. The portion of the grant we received compensated us for clinical supplies manufactured by us for the clinical trial.

Operating Expenses

Operating expenses incurred during the three months ended June 30, 2021 were $10.9 million compared to $6.8 million during the three months ended June 30, 2020.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 72% to $7.4 million for the three months ended June 30, 2021, compared to $4.3 million for the three months ended June 30, 2020.

The increase of $3.1 million in 2021 was primarily attributable to the following:

o	increase of $0.8 million in expenses related to our AML clinical trial,

o	increase of $0.7 million in headcount-related expenses,
o	increase of $0.5 million in process development expenses,
o	increase of $0.7 million in sponsored research expenses from BCM agreements,
o	increase of $0.3 million in rent and utilities,
o	increase of $0.2 million in other expenses, and
o	increase of $0.4 million in depreciation expenses primarily attributable to our manufacturing facility and related expenses, offset by
o	decrease of $0.5 million in expenses related to our vaccine clinical trials.

General and Administrative Expenses

General and administrative expenses were $3.6 million and $2.5 million for the three months ended June 30, 2021 and 2020, respectively.

The increase of $1.1 million in 2021 was primarily attributable to the following:

o	increase of $0.3 million in legal fees,
o	increase of $0.3 million in headcount-related expenses,
o	increase of $0.2 million in rent and utilities, and
o	increase of $0.3 million in other expenses.

Other Income (Expense)

Interest Income

Interest income was $2,000 and $16,000 for the three months ended June 30, 2021 and 2020, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

The increase in our net loss during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due to the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
	2021	2020	Change
Revenues:
Grant income	$—	$467,000	$(467,000)	(100)%
Total revenues	—	467,000	(467,000)	(100)%
Operating expenses:
Research and development	12,993,000	8,094,000	4,899,000	61%
General and administrative	6,697,000	5,374,000	1,323,000	25%
Total operating expenses	19,690,000	13,468,000	6,222,000	46%
Loss from operations	(19,690,000)	(13,001,000)	(6,689,000)	51%
Other income (expense):
Change in fair value of warrant liabilities	-	31,000	(31,000)	(100)%
Interest income	4,000	143,000	(139,000)	(97)%
Net loss	$(19,686,000)	$(12,827,000)	$(6,859,000)	53%

Net loss per share, basic and diluted	$(0.28)	$(0.28)	$(0.00)	0%
Weighted average number of common shares outstanding	69,824,000	46,329,000	23,495,000	51%

Revenue

Grant income

We did not receive any grant income during the six months ended June 30, 2021.

During the six months ended June 30, 2020, we received $0.5 million of a grant awarded to the Mayo Foundation from the U.S. Department of Defense to fund the Phase 2 clinical trial of TPIV100 for the treatment of HER2/neu breast cancer. The portion of the grant we received compensated us for clinical supplies manufactured by us for the clinical trial.

Operating Expenses

Operating expenses incurred during the six months ended June 30, 2021 were $19.7 million compared to $13.5 million during the six months ended June 30, 2020.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 61% to $13.0 million for the six months ended June 30, 2021, compared to $8.1 million for the six months ended June 30, 2020.

The increase of $4.9 million in 2021 was primarily attributable to the following:

o	increase of $1.3 million in expenses related to our AML clinical trial,
o	increase of $1.3 million in headcount-related expenses,
o	increase of $0.6 million in process development expenses,
o	increase of $0.9 million in sponsored research expenses from BCM agreements,

o	increase of $0.7 million in rent and utilities, and
o	increase of $0.9 million in depreciation expenses primarily attributable to our manufacturing facility and related expenses, offset by
o	decrease of $0.8 million in expenses related to our vaccine clinical trials.

General and Administrative Expenses

General and administrative expenses were $6.7 million and $5.4 million for the six months ended June 30, 2021 and 2020, respectively.

The increase of $1.3 million in 2021 was primarily attributable to the following:

o	increase of $0.1 million in insurance expenses,
o	increase of $0.6 million in headcount-related expenses,
o	increase of $0.3 million in rent and utilities, and
o	increase of $0.3 million in other expenses.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the six months ended June 30, 2021 was $0 as compared to $31,000 for the six months ended June 30, 2020.

Interest Income

Interest income was $3,900 and $0.1 million for the six months ended June 30, 2021 and 2020, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.  As part of the reaction to the COVID-19 pandemic, the Federal Reserve cut rates in mid-March of 2020 to a range of 0.0% - 0.25%.  As such, we recorded lower interest income during the six months ended June 30, 2021.

Net Loss

The increase in our net loss during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash and cash equivalents and working capital as of June 30, 2021 and December 31, 2020:

Cash and Working Capital

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$57,221,000	$21,352,000
Working capital	$54,364,000	$18,009,000

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	For the Six Months Ended
	June 30,
	2021	2020
Net Cash provided by (used in):
Operating activities	$(15,906,000)	$(8,401,000)
Investing activities	(781,000)	(3,928,000)
Financing activities	52,556,000	550,000
Net increase (decrease) in cash and cash equivalents	$35,869,000	$(11,779,000)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2021 was $15.9 million compared to $8.4 million for the same period last year. The changes in cash flow from operating activities during the six months ended June 30, 2021 were due to $19.7 million of net losses and a $0.8 million decrease from changes in operating assets and liabilities. This was offset by $3.0 million of stock-based compensation, $1.0 million of depreciation expense and $0.5 million right-of-use asset amortization and lease liability accretion.

Investing Activities

Net cash used in investing activities was $0.8 million and $3.9 million for the purchase of property and equipment during the six months ended June 30, 2021 and 2020, respectively.  The increase relates to purchases of laboratory equipment for the manufacturing facility.

Financing Activities

Net cash provided by financing activities was $52.6 million during the six months ended June 30, 2021, due to the net proceeds received from the underwritten public offering. Net cash provided by financing activities was $0.6 million during the six months ended June 30, 2020.

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

On March 16, 2021, we issued an aggregate of 32,282,857 shares of our common stock, for net proceeds of $52.6 million pursuant to an underwritten public offering. As of June 30, 2021, we had working capital of $54.4 million, compared to working capital of $18.0 million as of December 31, 2020. Based on our clinical and research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

(b)Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

As of June 30, 2021, we were not a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the six months ended June 30, 2021.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1*	Certification of Chief Executive Officer and Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: August 10, 2021

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang
President, Chief Executive Officer and Principal Executive Officer
/s/ Anthony Kim
Anthony Kim
Chief Financial Officer and Principal Financial and Accounting Officer