Form 10-Q
period 2021-09-30
Marker Therapeutics, Inc.
filed 2021-11-10
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2021, the Company had 83,078,675 shares of common stock issued and outstanding.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$48,705,297	$21,352,382
Prepaid expenses and deposits	2,701,327	2,057,924
Other receivables	243	1,000,559
Total current assets	51,406,867	24,410,865
Non-current assets:
Property, plant and equipment, net	9,846,745	3,570,736
Construction in progress	600,005	6,789,098
Right-of-use assets, net	10,086,158	10,844,116
Total non-current assets	20,532,908	21,203,950

Total assets	$71,939,775	$45,614,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,645,287	$6,013,010
Lease liability	581,588	388,792
Total current liabilities	8,226,875	6,401,802
Non-current liabilities:
Lease liability, net of current portion	11,430,892	11,868,440
Total non-current liabilities	11,430,892	11,868,440

Total liabilities	19,657,767	18,270,242

Commitments and contingencies (see Note 10)	—	—

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.001 par value, 150 million shares authorized, 83.1 million and 50.7 million shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	83,079	50,731
Additional paid-in capital	440,553,968	383,533,326
Accumulated deficit	(388,355,039)	(356,239,484)
Total stockholders' equity	52,282,008	27,344,573

Total liabilities and stockholders' equity	$71,939,775	$45,614,815

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Grant income	$—	$—	$—	$466,785
Total revenues	—	—	—	466,785
Operating expenses:
Research and development	6,784,390	4,803,605	19,777,454	12,897,275
General and administrative	3,239,148	2,572,562	9,936,256	7,946,846
Total operating expenses	10,023,538	7,376,167	29,713,710	20,844,121
Loss from operations	(10,023,538)	(7,376,167)	(29,713,710)	(20,377,336)
Other income:
Change in fair value of warrant liabilities	—	—	—	31,000
Arbitration settlement	(2,406,576)	—	(2,406,576)	—
Interest income	791	4,667	4,731	147,493
Net loss	$(12,429,323)	$(7,371,500)	$(32,115,555)	$(20,198,843)

Net loss per share, basic and diluted	$(0.15)	$(0.16)	$(0.43)	$(0.43)
Weighted average number of common shares outstanding, basic and diluted	83,078,675	46,867,119	74,290,598	46,509,391

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended September 30, 2021
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at July 1, 2021	83,078,675	$83,079	$439,085,948	$(375,925,716)	$63,243,311
Stock-based compensation	—	—	1,468,020	—	1,468,020
Net loss	—	—	—	(12,429,323)	(12,429,323)
Balance at September 30, 2021	83,078,675	$83,079	$440,553,968	$(388,355,039)	$52,282,008

	For the Nine Months Ended September 30, 2021
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2021	50,731,072	$50,731	$383,533,326	$(356,239,484)	$27,344,573
Issuance of common stock for cash (net of offering costs of $3.9 million)	32,282,857	32,283	52,520,475	—	52,552,758
Stock options exercised for cash	1,456	2	3,085	—	3,087
Stock-based compensation	63,290	63	4,497,082	—	4,497,145
Net loss	—	—	—	(32,115,555)	(32,115,555)
Balance at September 30, 2021	83,078,675	$83,079	$440,553,968	$(388,355,039)	$52,282,008

	For the Three Months Ended September 30, 2020
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at July 1, 2020	46,617,632	$46,617	$374,828,385	$(340,360,757)	$34,514,245
Issuance common stock for cash	1,407,470	1,408	2,184,601	—	2,186,009
Stock-based compensation	—	—	1,269,171	—	1,269,171
Net loss	—	—	—	(7,371,500)	(7,371,500)
Balance at September 30, 2020	48,025,102	$48,025	$378,282,157	$(347,732,257)	$30,597,925

	For the Nine Months Ended September 30, 2020
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2020	45,728,831	$45,728	$371,573,909	$(327,533,414)	$44,086,223
Issuance common stock for cash	1,407,470	1,408	2,184,601	—	2,186,009
Warrants exercised for cash	458,334	459	549,541	—	550,000
Issuance of common stock as commitment fee for future financing	345,357	345	(345)	—	—
Stock-based compensation	85,110	85	3,974,451	—	3,974,536
Net loss	—	—	—	(20,198,843)	(20,198,843)
Balance at September 30, 2020	48,025,102	$48,025	$378,282,157	$(347,732,257)	$30,597,925

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(32,115,555)	$(20,198,843)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,584,495	272,725
Changes in fair value of warrant liabilities	—	(31,000)
Stock-based compensation	4,497,145	3,974,536
Amortization on right-of-use assets	757,958	337,530
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(643,403)	(840,703)
Other receivables	1,000,316	56,054
Accounts payable and accrued expenses	2,742,154	2,065,929
Lease liability	(244,752)	(166,723)
Net cash used in operating activities	(22,421,642)	(14,530,495)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,262,092)	(2,005,160)
Purchase of construction in progress	(1,519,196)	(3,147,566)
Net cash used in investing activities	(2,781,288)	(5,152,726)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	52,552,758	2,186,009
Proceeds from exercise of warrants	—	550,000
Proceeds from exercise of stock options	3,087	—
Net cash provided by financing activities	52,555,845	2,736,009
Net increase (decrease) in cash	27,352,915	(16,947,212)

Cash and cash equivalents at beginning of the period	21,352,382	43,903,949
Cash and cash equivalents at end of the period	$48,705,297	$26,956,737

	For the Nine Months Ended
	September 30,
	2021	2020
Supplemental schedule of non-cash financing and investing activities:
Reclassifications between construction in progress and fixed assets	$6,789,098	$—
Capital expenditures included in accounts payable	$70,399	$1,894,895
Issuance of common stock as commitment fee for future financing	$—	$345
Recognition of right-of-use assets and lease liability from new operating lease agreement	$—	$11,077,636

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet at September 30, 2021 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K filed on March 9, 2021.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2021, the Company had cash and cash equivalents of approximately $48.7 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and the Company has provided each of the Sales Agents with indemnification and contribution rights. To date, the Company has not sold any shares of its common stock under the ATM Agreement.

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

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company's Phase 2 clinical trial of its lead MultiTAA-specific T cell product MT-401. The CPRIT award is intended to support the adjuvant arm of the Company's Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group. To date, the Company has not received any funds from the CPRIT grant.

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of September 30, 2021 will enable the Company to fund its operating expenses and capital expenditure requirements into the first quarter of 2023. This expectation does not account for any future funds that the Company may receive from the CPRIT award. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company's product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term liquidity due to the COVID-19 pandemic. However, the Company will continue to assess the effect of the pandemic on its operations, including its clinical programs. The extent to which the COVID-19 pandemic will impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the emergence of any new variant strains of COVID-19, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, it could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and any variant strains thereof could materially affect the Company’s business and the value of its common stock.

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

Prior Period Reclassification

Certain reclassifications have been made to reclass certain non-cash capital expenditures on the consolidated statements of cash flows from a cash outflow from investing activity to a non-cash investing activity. The Company has evaluated the materiality of this adjustment and concluded it was not material to the previously issued consolidated financial statements and had no impact to the reported consolidated balance sheets, consolidated statements of operations or net loss per share.

For the year ended December 31, 2020, this immaterial adjustment had the effect of increasing net cash used in operating activities and decreasing net cash used in investing activities by $1.2 million from what was previously reported. For the nine months ended September 30, 2020, this immaterial adjustment had the effect of increasing net cash used in operating activities and decreasing net cash used in investing activities by $1.9 million from was previously reported.

Property and equipment - Construction in Progress

During the third quarter of 2021, and in connection with the Company’s manufacturing facility in Houston, Texas, the Company incurred $0.6 million of costs pursuant to an agreement with a vendor to build and eventually install a second modular cleanroom.  Such costs were recorded in fixed assets – construction in progress on the balance sheet as of September 30, 2021. Upon completion and installation of the modular cleanroom, all costs associated with the buildout will be recorded as manufacturing equipment and amortized over the estimated useful life.

Grant Income

The Company recognizes grant income in accordance with the terms stipulated under the grant awarded to the Company’s collaborators at the Mayo Foundation from the U. S. Department of Defense. In various situations, the Company receives certain payments from the Mayo Foundation for reimbursement of clinical supplies. These payments are non-refundable and are not dependent on the Company’s ongoing future performance. The Company has adopted a policy of recognizing these payments when received and as revenue in accordance with Accounting Standards Update No. 2014 09, “Revenue from Contracts with Customers (Topic 606)” issued by the Financial Accounting Standards Board (“FASB”).

Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred.

New Accounting Standards

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

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

The following table sets forth the computation of net loss per share for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(12,429,323)	$(7,371,500)	$(32,115,555)	$(20,198,843)

Denominator:
Weighted average common shares outstanding	83,078,675	46,867,119	74,290,598	46,509,391

Net loss per share:
Basic and diluted	$(0.15)	$(0.16)	$(0.43)	$(0.43)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Nine Months Ended
	September 30,
	2021	2020
Common stock options	7,544,000	5,882,000
Common stock purchase warrants	19,830,000	20,964,000
Potentially dilutive securities	27,374,000	26,846,000

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

NOTE 7: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2021 and December 31, 2020, respectively:

		September 30,	December 31,
	Estimated Useful Lives	2021	2020
Lab and manufacturing equipment	5 Years	$7,050,000	$2,360,000
Computers, equipment and software	3-5 Years	967,000	835,000
Office furniture	5 Years	834,000	678,000
Leasehold improvements	Lesser of lease term or estimated useful life	3,171,000	289,000
Total		12,022,000	4,162,000
Less: accumulated depreciation		(2,175,000)	(591,000)
Construction in progress		600,000	6,789,000
Total fixed assets, net		$10,447,000	$10,360,000

In June 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. The Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in a manufacturing facility. $6.8 million was recorded in fixed assets - construction in progress on the balance sheet as of December 31, 2020. The completion of the facility’s construction occurred during December 2020 and the Company received its certificate of occupancy in January 2021, and as such was placed into service in January 2021 and became fully operational in July 2021. During January 2021, $4.0 million of the costs previously recorded as construction in progress were recorded to lab and manufacturing equipment and $2.8 million were recorded to leasehold improvements.

During the third quarter of 2021, and in connection with the opening of the Company’s manufacturing facility in Houston, Texas, the Company incurred $0.6 million of costs pursuant to an agreement with a vendor to build and eventually install a second modular cleanroom. Such costs were recorded in fixed assets – construction in progress on the balance sheet as of September 30, 2021.

Depreciation expense for the three months ended September 30, 2021 and 2020 was approximately $0.6 million and $0.1 million, respectively. Depreciation expense for the nine months ended September 30, 2021 and 2020 was approximately $1.6 million and $0.3 million, respectively.

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

As of September 30, 2021, the Company had total operating lease liabilities of approximately $12.0 million and right-of-use assets of approximately $10.1 million, which were included in the condensed consolidated balance sheet.

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

The following summarizes quantitative information about the Company’s operating leases for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease expense summary:
Operating lease expense	$425,000	$375,000	$1,275,000	$533,000
Short-term lease expense	—	—	—	22,000
Variable lease expense	168,000	69,000	430,000	85,000
Total	$593,000	$444,000	$1,705,000	$640,000

	For the Nine Months Ended
	September 30,
	2021	2020
Other information:
Operating cash flows - operating leases	$763,000	$362,000

The weighted-average remaining lease term as of September 30, 2021 and December 31, 2020 was approximately 8.7 years and 9.3 years, respectively. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2021 and December 31, 2020 was approximately 5.7% and 5.7%, respectively.

Maturities of our operating leases, excluding short-term leases, are as follows:

Three months ended December 31, 2021	$314,000
Year ended December 31, 2022	1,278,000
Year ended December 31, 2023	1,542,000
Year ended December 31, 2024	1,826,000
Year ended December 31, 2025	1,874,000
Thereafter	8,772,000
Total	15,606,000
Less present value discount	(3,594,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2021	$12,012,000

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
	2021	2020
Accounts payable	$2,326,000	$2,935,000
Compensation and benefits	1,468,000	1,694,000
Process development expenses	461,000	277,000
Professional fees	374,000	875,000
Technology license fees	250,000	105,000
Arbitration settlement fees	2,407,000	—
Other	359,000	127,000
Total accounts payable and accrued liabilities	$7,645,000	$6,013,000

NOTE 10: COMMITMENTS AND CONTINGENCIES

An arbitration proceeding was brought against the Company before the Financial Industry Regulatory Authority, Inc. (“FINRA”) by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker. The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions. The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees.  As of September 30, 2021, the Company recorded an accrual of $2.4 million in accrued liabilities on its condensed consolidated balance sheet and a $2.4 million charge to other expenses. On September 17, 2021, the broker filed a petition to confirm the FINRA arbitration award in the Supreme Court of New York for the County of New York.  The Company removed the case to the United States District Court for the Southern District of New York on September 27, 2021. On October 22, 2021, the Company filed a motion in federal court to vacate the award.

NOTE 11: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Exercise of Stock Options

During the nine months ended September 30, 2021, certain outstanding options were exercised for 1,456 shares of common stock providing aggregate proceeds to the Company of approximately $3,100.

Board Compensation

During the nine months ended September 30, 2021, the Company issued an aggregate of 63,290 shares of common stock to its non-employee directors. The fair value of the common stock of approximately $0.2 million was recognized as a component of stock-based compensation expense in general and administrative expenses.

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

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of September 30, 2021 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2021	20,830,000	$4.47	2.60	$—
Expired or cancelled	(1,000,000)	5.50	—	—
Balance - September 30, 2021	19,830,000	$4.42	1.95	$—

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

The above awards were in addition to 90,000 stock option awards issued during the three months ended March 31, 2021 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $1.47 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on January 4, 2021, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee's continued service on the applicable vesting date. Also, 100,000 stock option awards were issued during the three months ended June 30, 2021 to new employees upon their commencement of employment with the Company.  Each option award was granted with an exercise price of $2.19 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on April 1, 2021, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date. Additionally, 130,000 stock option awards were issued during the three months ended September 30, 2021 to new employees upon their commencement of employment with the Company.  Each option award was granted with an exercise price of $2.88 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on July 1, 2021, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

During the nine months ended September 30, 2021, 1,456 stock options were exercised for net proceeds of $3,100.

A summary of the Company’s stock option activity for the nine months ended September 30, 2021 is as follows:

				Weighted Average
				Remaining
		Weighted Average	Total Intrinsic	Contractual
	Number of Shares	Exercise Price	Value	Life (in years)
Outstanding as of January 1, 2021	6,001,814	$6.22	$—	8.3
Granted	1,750,000	3.05	—	9.1
Exercised	(1,456)	2.12	—	—
Canceled/Expired	(206,312)	3.61	—	—
Outstanding as of September 30, 2021	7,544,046	$5.55	$32,000	7.9
Options vested and exercisable	3,814,160	$6.75	$5,000	7.4

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the nine months ended September 30, 2021 was as follows:

For the Nine Months Ended
September 30, 2021
Exercise price	$3.05
Expected term (years)	6.0
Expected stock price volatility	95%
Risk-free rate of interest	1%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock Compensation expenses:
Research and development	$727,000	$636,000	$2,132,000	$1,945,000
General and administrative	741,000	634,000	2,365,000	2,030,000
Total stock compensation expenses	$1,468,000	$1,270,000	$4,497,000	$3,975,000

As of September 30, 2021, the total stock-based compensation cost related to unvested awards not yet recognized was $9.9 million. The expected weighted average period compensation costs to be recognized was approximately 2.1 years. Future option grants will impact the compensation expense recognized.

NOTE 13: RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the three and nine months ended September 30, 2021 and 2020, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Baylor College of Medicine	$789,000	$355,000	$2,052,000	$759,000
Bio-Techne Corporation	54,000	50,000	215,000	105,000
Total Research and development	$843,000	$405,000	$2,267,000	$864,000

Agreements with The Baylor College of Medicine (“BCM”).

In November 2018, January 2020 and February 2020, the Company entered in Sponsored Research Agreements with BCM, which provided for the conduct of research for the Company by credentialed personnel at BCM’s Center for Cell and Gene Therapy.

In September 2019, May 2020 and July 2021, the Company entered into Clinical Supply Agreements with BCM, which provided for BCM to provide to the Company multi tumor antigen specific products.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the nine months ended September 30, 2021 included in this Quarterly Report.

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

We submitted an investigational new drug, or IND, application to the United States Food and Drug Administration, or the FDA, to initiate a Phase 2 clinical trial of MultiTAA-specific T cell therapy, which we refer to as MT-401 (zedenoleucel), in post-allogeneic HSCT patients with AML in both the adjuvant and active disease setting. The dose administered in this multicenter trial is currently 100 million cells every two weeks for three doses. In the adjuvant setting, patients will be randomized to either MultiTAA-specific T cell therapy at approximately 90 days post-transplant versus standard of care observation, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group. We have completed the safety lead-in portion of the trial in June 2021. We initiated the remainder of the Phase 2 trial in July 2021 and plan to complete enrollment of approximately 20 patients and activate additional clinical sites across the United States in the fourth quarter of 2021 in order to report results from the active disease arm of the trial in the first quarter of 2022. We expect to begin manufacturing MT-401 for the Phase 2 trial at our cGMP manufacturing facility in the fourth quarter of 2021, which facility became fully operational in July 2021.

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

We are also evaluating the MultiTAA-specific T cell therapies in a Phase 2 clinical trial for the treatment of breast cancer and in Phase 1 clinical trials for the treatment of ALL, lymphoma, MM and sarcoma, all of which are being conducted by BCM. As of June 2021, the MultiTAA-specific T cell therapies have been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidents of cytokine release syndrome or neurotoxicity, which are frequently associated with CAR-T therapies. Our ongoing clinical trials may be also affected by the COVID-19 pandemic and the emergence of any new variant strains of COVID-19.  Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the MultiTAA-specific T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells.  We may initiate additional clinical trials investigating other indications in addition to our planned Phase 2 trial in post-transplant AML patients.

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below:

Results of Operations

In this discussion of our results of operations and financial condition, amounts in financial tables, other than per-share amounts, have been rounded to the nearest thousand.

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended
	September 30,
	2021	2020	Change
Revenues:
Grant income	$—	$—	$—	0%
Total revenues	—	—	—	0%
Operating expenses:
Research and development	6,785,000	4,804,000	1,981,000	41%
General and administrative	3,239,000	2,572,000	667,000	26%
Total operating expenses	10,024,000	7,376,000	2,648,000	36%
Loss from operations	(10,024,000)	(7,376,000)	(2,648,000)	36%
Other income (expense):
Change in fair value of warrant liabilities	—	—	—	0%
Loss on settlement	(2,407,000)	—	(2,407,000)	(100)%
Interest income	1,000	5,000	(4,000)	(80)%
Net loss	$(12,429,000)	$(7,371,000)	$(5,059,000)	69%

Net loss per share, basic and diluted	$(0.15)	$(0.16)	$0.01	(5)%
Weighted average number of common shares outstanding, basic and diluted	83,079,000	46,867,000	36,212,000	77%

Operating Expenses

Operating expenses incurred during the three months ended September 30, 2021 were $10.0 million compared to $7.4 million during the three months ended September 30, 2020.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 41% to $6.8 million for the three months ended September 30, 2021, compared to $4.8 million for the three months ended September 30, 2020.

The increase of $2.0 million in 2021 was primarily attributable to the following:

o	increase of $1.0 million in expenses related to our AML clinical trial,
o	increase of $0.6 million in headcount-related expenses,
o	increase of $0.3 million in sponsored research expenses from BCM agreements,
o	increase of $0.1 million in rent and utilities, and

o	increase of $0.4 million in depreciation expenses primarily attributable to our manufacturing facility and related expenses, offset by
o	decrease of $0.2 million in expenses related to our vaccine clinical trials,
o	decrease of $0.1 million in process development expenses, and
o	decrease of $0.1 million in other expenses.

General and Administrative Expenses

General and administrative expenses were $3.2 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively.

The increase of $0.6 million in 2021 was primarily attributable to the following:

o	increase of $0.3 million in legal fees,
o	increase of $0.2 million in headcount-related expenses, and
o	increase of $0.1 million in rent and utilities.

Other Income (Expense)

Arbitration settlement

An arbitration proceeding was brought against us before the FINRA by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker.  The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions. The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees, which we recorded in the three months ended September 30, 2021.  On October 22, 2021, we filed a motion in federal court to vacate the award.

Interest Income

Interest income was $1,000 and $5,000 for the three months ended September 30, 2021 and 2020, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

The increase in our net loss during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Comparison of the Nine months ended September 30, 2021 and 2020

The following table summarizes the results of our operations for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
	2021	2020	Change
Revenues:
Grant income	$—	$467,000	$(467,000)	(100)%
Total revenues	—	467,000	(467,000)	(100)%
Operating expenses:
Research and development	19,778,000	12,897,000	6,881,000	53%
General and administrative	9,936,000	7,947,000	1,989,000	25%
Total operating expenses	29,714,000	20,844,000	8,870,000	43%
Loss from operations	(29,714,000)	(20,377,000)	(9,337,000)	46%
Other income (expense):
Change in fair value of warrant liabilities	—	31,000	(31,000)	(100)%
Loss on settlement	(2,407,000)	—	(2,407,000)	(100)%
Interest income	5,000	147,000	(142,000)	(97)%
Net loss	$(32,116,000)	$(20,199,000)	$(11,917,000)	59%

Net loss per share, basic and diluted	$(0.43)	$(0.43)	$0.00	0%
Weighted average number of common shares outstanding	74,291,000	46,509,000	27,782,000	60%

Revenue

Grant income

We did not receive any grant income during the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, we received $0.5 million of a grant awarded to the Mayo Foundation from the U.S. Department of Defense to fund the Phase 2 clinical trial of TPIV100 for the treatment of HER2/neu breast cancer. The portion of the grant we received compensated us for clinical supplies manufactured by us for the clinical trial.

Operating Expenses

Operating expenses incurred during the nine months ended September 30, 2021 were $29.7 million compared to $20.8 million during the nine months ended September 30, 2020.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 53% to $19.8 million for the nine months ended September 30, 2021, compared to $12.9 million for the nine months ended September 30, 2020.

The increase of $6.9 million in 2021 was primarily attributable to the following:

o	increase of $2.3 million in expenses related to our AML clinical trial,
o	increase of $1.9 million in headcount-related expenses,
o	increase of $0.4 million in process development expenses,

o	increase of $1.0 million in sponsored research expenses from BCM agreements,
o	increase of $0.7 million in rent and utilities, and
o	increase of $1.3 million in depreciation expenses primarily attributable to our manufacturing facility and related expenses, offset by
o	decrease of $0.7 million in expenses related to our vaccine clinical trials.

General and Administrative Expenses

General and administrative expenses were $9.9 million and $7.9 million for the nine months ended September 30, 2021 and 2020, respectively.

The increase of $2.0 million in 2021 was primarily attributable to the following:

o	increase of $0.2 million in insurance expenses,
o	increase of $0.9 million in headcount-related expenses,
o	increase of $0.2 million in recruitment expenses,
o	increase of $0.4 million in rent and utilities, and
o	increase of $0.3 million in legal expenses.

Other Income (Expense)

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the nine months ended September 30, 2021 was $0 as compared to $31,000 for the nine months ended September 30, 2020.

Arbitration settlement

An arbitration proceeding was brought against us before the FINRA by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker.  The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions. The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees, which we recorded in the nine months ended September 30, 2021.  On October 22, 2021, we filed a motion in federal court to vacate the award.

Interest Income

Interest income was $5,000 and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.  As part of the reaction to the COVID-19 pandemic, the Federal Reserve cut rates in mid-March of 2020 to a range of 0.0% - 0.25%.  As such, we recorded lower interest income during the nine months ended September 30, 2021.

Net Loss

The increase in our net loss during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash and cash equivalents and working capital as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$48,705,000	$21,352,000
Working capital	$43,180,000	$18,009,000

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	For the Nine Months Ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(22,422,000)	$(14,530,000)
Investing activities	(2,781,000)	(5,153,000)
Financing activities	52,556,000	2,736,000
Net increase (decrease) in cash and cash equivalents	$27,353,000	$(16,947,000)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2021 was $22.4 million compared to $14.5 million for the same period last year. The increase of $7.9 million was primarily attributable to the increased costs in research and development and pre-commercial activities. The changes in cash flow from operating activities during the nine months ended September 30, 2021 were due to $32.1 million of net losses and a $2.9 million increase from changes in operating assets and liabilities. This was in addition to $4.5 million of stock-based compensation, $1.6 million of depreciation expense and $0.8 million right-of-use asset amortization and lease liability accretion.

Investing Activities

Net cash used in investing activities was $2.8 million and $5.2 million for the purchase of property and equipment and construction in progress related to the manufacturing facility during the nine months ended September 30, 2021 and 2020, respectively.  The increase mainly relates to purchases of equipment for the manufacturing and research facilities.

Financing Activities

Net cash provided by financing activities was $52.6 million during the nine months ended September 30, 2021, due to the net proceeds received from the underwritten public offering. Net cash provided by financing activities was $2.7 million during the nine months ended September 30, 2020, due to the exercise of $0.5 million in stock warrants and the purchase of $2.2 million in common stock.

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

In August 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, or the Sales Agents, pursuant to which we can offer and sell, from time to time at our sole discretion through the Sales Agents, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. To date, we have not sold any shares of our common stock under the ATM Agreement.

On March 16, 2021, we issued an aggregate of 32,282,857 shares of our common stock, for net proceeds of $52.6 million pursuant to an underwritten public offering.

As of September 30, 2021, we had working capital of $43.2 million, compared to working capital of $18.0 million as of December 31, 2020. Based on our clinical and research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of its lead MultiTAA-specific T cell product MT-401.  The CPRIT award is intended to support the adjuvant arm of our Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with AML following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group.  To date, the Company has not received any funds from the CPRIT grant.

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term liquidity due to the COVID-19 pandemic. However, we will continue to assess the effect of the pandemic on our operations. The extent to which the COVID-19 pandemic will impact our business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the emergence of any new variant strains of COVID-19, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, it could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and any variant strains thereof could materially affect our business and the value of our common stock.

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

(b)Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.Legal Proceedings

As of September 30, 2021, we were not a party to any legal proceedings that, in the opinion of management, are likely to have a material adverse effect on our business.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the nine months ended September 30, 2021.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: November 10, 2021

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang
President, Chief Executive Officer and Principal Executive Officer

/s/ Anthony Kim
Anthony Kim
Chief Financial Officer and Principal Financial and Accounting Officer