Form 10-K
period 2021-12-31
Marker Therapeutics, Inc.
filed 2022-03-17
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $2.79 as reported on the Nasdaq Capital Market as of that date was approximately $164,300,000.

The registrant had 83,078,675 shares of common stock outstanding as of March 1, 2022.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement relating to registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies and innovative peptide-based vaccines for the treatment of hematological malignancies and solid tumor indications. We developed our lead product candidates from our MultiTAA-specific T cell technology, which is based on the manufacture of non-engineered, tumor-specific T cells that recognize multiple tumor associated antigens, or TAAs. MultiTAA-specific T cells are able to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. When infused into a cancer patient, the MultiTAA-specific T cells are designed to kill cancer cells expressing the TAA targets and potentially recruit the patient's immune system to participate in the cancer killing process.

We licensed the underlying technology for MultiTAA-specific T cell therapy from Baylor College of Medicine, or BCM, in March 2018. BCM had utilized the therapy in seven exploratory clinical trials. In these studies, BCM treated over 150 patients suffering from a variety of cancer indications including lymphoma, multiple myeloma, acute myeloid leukemia, or AML, acute lymphoblastic leukemia, or ALL, pancreatic cancer, breast cancer and various sarcomas. In those studies, BCM saw evidence of clinical benefit, expansion of infused cells epitope spreading, and decreased toxicity compared to other cellular therapies.

We are advancing three product candidates as part of our MultiTAA-specific T cell program for:

1.	autologous treatment of lymphoma, and selected solid tumors
2.	allogeneic T cells for the treatment of acute myeloid leukemia, or AML
3.	off-the-shelf products in various indications

Because we do not genetically engineer our MultiTAA-specific T cell therapies, we believe that our product candidates are superior to T cells engineered with chimeric antigen receptors, or CAR-T, for several reasons including:

●	Multiple targets → enhanced tumoricidal effect→ minimized tumor immune escape
●	Epitope spreading → broad patient T cell expansion → durable endogenous antitumor immune response
●	Clinical safety → no reported cytokine release syndrome (CRS) or other severe adverse effects (SAEs) in our clinical trials to date
●	Standard IV administration → outpatient treatment → enhanced accessibility
●	Non-engineered → reduced manufacturing complexity → lower cost

For these reasons, we believe our endogenous T cell receptor-based therapies may provide meaningful clinical benefit and safety to patients with both liquid and solid tumors. We are also developing innovative peptide-based immunotherapeutic vaccines for the treatment of metastatic solid tumors.

We believe that the simplicity of our manufacturing process allows additional modifications to expand MultiTAA-specific T cell recognition of cancer targets. For example, we are currently analyzing the potential for a 12-antigen MultiTAA-specific T cell therapy and assessing the potential for combination therapies for our MultiTAA-specific T cell products.

We have positioned ourselves to be in full control of our research and development and clinical manufacturing needs by establishing a fully validated manufacturing facility. We believe that this has key advantages that distinguish us from our competitors, particularly because we are less reliant on contract manufacturing organizations, which are expensive and often have long lead times, shortages of skilled labor and a backlog of customers.

MT-401 for the Treatment of Post-Transplant AML

We are pursuing post-transplant AML as the lead indication for our first company-sponsored MultiTAA-specific T cell program.

●	In April 2020, the United States Food and Drug Administration, or the FDA, granted orphan drug designation to MT-401 (zedenoleucel), a multiTAA-specific T cell therapy that targets four TAAs, for the treatment of AML after receiving an allogeneic hematopoietic stem cell transplant, or HSCT.
●	The same MultiTAA-specific T cell therapy has been well tolerated in an ongoing Phase 1 clinical trial in AML and myelodysplastic syndrome, or MDS, conducted by our strategic partner Baylor College of Medicine, or BCM.
●	As reported in a 2021 publication by Lulla et al., 11 of the 17 patients in the adjuvant disease setting dosed with the MultiTAA-specific T cell therapy after receiving an allogeneic hematopoietic stem cell transplant, or HSCT, never relapsed [median leukemia-free survival, or LFS, not reached at a median follow-up of 1.9 years], with 11 of 15 patients (two patients were each treated during two different remissions) remaining alive (estimated two-year overall survival of 77%) at a median follow-up of 1.9 years post-infusion, which compares favorably with HSCT outcomes for risk-matched AML/MDS patients post-HSCT [median LFS of nine to 15 months and two-year survival probability of 42%].

●	Additionally, eight patients were treated for active disease that was resistant to salvage therapy post-HSCT with a median of five prior lines of therapy (range: four to 10).
o	One of the eight patients crossed over from the adjuvant group, while two patients enrolled twice, but all three patients had active AML that failed another line of salvage therapy after their first MultiTAA-specific T cell infusion.
o	Two of the eight patients achieved objective responses, with one complete response and one partial response, with six patients continuing with stable disease.
o	We have observed evidence of a patient’s natural immune system participating in cancer killing (epitope spreading) after infusion of our MultiTAA-specific T cell therapy.

We submitted an investigational new drug, or IND, application to the FDA, to conduct a Phase 2 clinical trial of MultiTAA-specific T cell therapy, which we refer to as MT-401 (zedenoleucel), in post-allogeneic HSCT patients with AML in both the adjuvant and active disease setting. The dose administered in this multicenter trial is currently 100 million cells every two weeks for three doses. In the adjuvant setting, patients will be randomized to either MultiTAA-specific T cell therapy or standard of care (observation) at approximately 90 days post-transplant, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group.

We have completed the safety lead-in portion of the trial in June 2021 and enrolled six patients with active disease: one measurable residual disease (MRD) positive patient and five frank relapse patients.

●	Consistent with the results of the Phase 1 trial, there were no dose-limiting toxicities, cytokine release syndrome or neurotoxicity observed in this stage of the trial, and one MRD+ patient became MRD- after infusion of MT-401. Correlative studies showed that the patient saw significant expansion of infused MultiTAA-specific T cells in addition to extensive epitope spreading.
●	We initiated the remainder of the Phase 2 trial in July 2021 and have completed enrollment of approximately 20 patients, and we expect to report results from the active disease arm of the trial in the second quarter of 2022. We began manufacturing MT-401 for the Phase 2 trial at our cGMP manufacturing facility in the fourth quarter of 2021.

Off-the-shelf MT-401 (MT-401-OTS) for the Treatment of AML

We intend to expand our AML program with the development of MT-401-OTS, a scalable, off-the-shelf product candidate with the potential to provide treatment to patients in under three days. We intend to dose patients using “banked” products based on human leukocyte antigen matching. We believe our off-the-shelf platform has high scalability, where one donor has the potential to provide more than 100 patient products.  Our open IND for MT-401 for the treatment of AML includes approval of an off-the-shelf program.  We are in the process of developing our patient cell bank inventory and expect to dose the first patient in 2023.  We expect to expand our off-the-shelf platform into clinical trials for other hematological malignancies and solid tumors.

MT-601 for the Treatment of Pancreatic Cancer

We reported interim data for an ongoing Phase 1/2 clinical trial (TACTOPS) of the MultiTAA-specific T cell therapy targeting five TAAs for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, we have observed a clinical benefit with 4 of 13 patients (31%) showing objective responses in front-line unresectable or metastatic pancreatic cancer which correlated with the post-infusion detection of tumor-reactive T cells in patient peripheral blood and within tumor biopsy samples in patients in the tumor-resection arm of the trial. These T cells exhibited activity against both targeted antigens and non-targeted TAAs, indicating induction of antigen spreading. To date, we have not observed any cytokine release syndrome or neurotoxicity in this trial.

We recently began developing MultiTAA-specific T cells in pancreatic cancer with product manufactured with two additional antigens when compared to MT-401, to which we refer as MT-601, starting at a similar dose level used in the TACTOPS study. MT-601 is a MultiTAA-specific T cell product targeting six tumor-associated antigens which are highly expressed in pancreatic cancer. In January 2022, the FDA granted orphan drug designation to MT-601 for the treatment of patients with pancreatic cancer.  We plan to submit an

IND to the FDA in 2022 to initiate a Phase 1 multicenter clinical trial in 2023 in locally advanced, unresectable or metastatic pancreatic cancer to assess the safety and clinical efficacy of MT-601 in combination with front-line chemotherapy. We expect to enroll a total of approximately 40 patients and anticipate this trial will include both an antigen/dose escalation portion followed by a dose expansion portion, with a dose of 20 - 100 million cells every four weeks for up to six doses.

MT-601 for the Treatment of Lymphoma

We are also pursuing the development of MT-601 for the treatment of lymphoma, and we plan to submit an IND to the FDA in 2022 to initiate a Phase 1 clinical trial in 2023.

Additional Clinical Development of MultiTAA-Specific T Cell Therapies

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

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below:

Clinical Program Updates

Initial Safety Lead-In Results from Phase 2 Clinical Trial of MT-401 (zedenoleucel) for the Treatment of Post-Transplant AML

In February 2022, we announced the initial results of the safety lead-in portion of our Phase 2 clinical trial of MT-401. Three patients were dosed with MT-401 manufactured with the legacy reagent used in the Phase 1 trial, and three patients were dosed with MT-401 manufactured using a new reagent from an alternative supplier. We anticipate using this supplier for clinical and commercial manufacturing of MT-401. We completed the safety lead-in portion of the trial in June 2021.

The safety lead-in enrolled six patients with active disease: one MRD positive patient and five frank relapse patients. The initial results from the safety lead-in are as follows:

●	no dose limiting toxicities, cytokine release syndrome or neurotoxicity were observed. The results were consistent with the safety data observed in more than 150 patients treated in the Phase 1/2 studies at the Baylor College of Medicine;
●	one MRD+ patient became MRD- after infusion with MT-401;
●	no objective responses from the frank relapse patients; and
●	Immuno-monitoring data indicate evidence of epitope spreading after infusion of MT-401 in the patient who converted from MRD+ to MRD-.

We initiated the remainder of the Phase 2 trial in July 2021 and have completed enrollment of approximately 20 patients, and we expect to report results from the active disease arm of the trial in the second quarter of 2022.

Our Strategy

Our MultiTAA-specific T cells are designed to enhance the capacity of non-engineered T cells to find and kill cancer by increasing the diversity and quantity of naturally occurring cancer killing T cells within the patient.

Our goal is to be the leader in the development and commercialization of transformative immunotherapies for the treatment of hematological malignancies and solid tumors. We are developing a portfolio of highly differentiated T cell therapies utilizing the MultiTAA-specific T cell platform that we believe has the potential to significantly disrupt the current cell therapy landscape, while substantially improving survival and quality of life for patients with cancers.

The key elements of our strategy include:

•     Expedite clinical development, regulatory approval, and commercialization of our lead product candidates.

Based on the results of the Phase 1 clinical trials of the MultiTAA-specific T cell therapies conducted at BCM, we plan to advance our lead product candidates into Phase 2 clinical trials and facilitate the initiation of company-sponsored clinical trials. We are pursuing post-transplant AML as the lead indication for the MultiTAA-specific T cell program. We completed the safety lead-in portion of our Phase 2 trial in post-transplant AML in June 2021 and initiated the remainder of the Phase 2 trial in July 2021.

We plan to initiate future additional clinical trials in other tumor types based on emerging data.  Our current Good Manufacturing Practices, or cGMP, manufacturing facility in Houston, Texas is fully operational to support our clinical manufacturing.  Before our new facility was operational, clinical product manufacturing was conducted at BCM’s GMP cell manufacturing facility.

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

In addition, we plan to use BCM facilities and our company laboratories to enable the process development required to support the Phase 2 clinical trials of our product candidates. We have invested, and plan to continue to invest in our own research and development and chemistry, manufacturing and controls, or CMC, capabilities to enhance our ability to conduct process development to optimize our manufacturing process, product quality and commercial scalability. For instance, we developed and are implementing a new nine-day MultiTAA-specific T cell manufacturing process for our current Phase 2 AML trial as well as future clinical trials using a patient-specific manufacturing approach. The new manufacturing process marks additional manufacturing improvements compared to the processes used in the BCM Phase 1 and 2 trials (36-day manufacturing time) and the current AML trial (20-day manufacturing time). The new nine-day manufacturing process enables increased antigen specificity and diversity, which has exhibited a strong linear correlation to anti-tumor activity in vitro. The new process produces a patient product that is four times more potent, with the potential to greatly improve tumor killing.

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

T Cell Therapy Overview

The field of adoptive cell transfer is currently comprised primarily of CAR and TCR engineered T cells and has emerged from principles of basic immunology to become a paradigm-shifting clinical immunotherapy. T cell therapy has evolved as one of the most promising branches of immunotherapy. T cell immunotherapy involves the infusion of T cells into a patient. Immune cells used for immunotherapy treatments can either be collected from the patient (autologous) or harvested from a donor (allogeneic). The cells are retrieved and either genetically modified to express tumor-specific CARs or TCRs or stimulated with specific antigens. The cells are then cultured to proliferate, and the proliferated cells are infused into the patient. Upon infusion, the cells can target and eliminate cancerous cells. Unlike chemotherapy, which is unable to distinguish between healthy and malignant cells, T cells produced for immunotherapy can selectively attack cancer cells that express the target antigen(s). This leads to a more effective treatment platform with fewer side effects. Some of these infused T cells may remain in the body for long periods, providing immunological memory, thus leading to longer and more durable responses.

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

Our approach is to avoid genetic engineering by relying upon the native T cell receptor, which has evolved over millions of years to provide T cells with an exquisite capacity to recognize and kill cancer cells. Use of the native T cell receptor is the bedrock of our versatile immunotherapy, which is intended to provide a cost-effective and non-toxic strategy to target multiple tumor antigens and lead to durable responses. The process entails expanding tumor-specific T cells from patients (autologous), or a patient’s hematopoietic stem cell donor (allogeneic). This is achieved by in vitro manipulation consisting of co-culturing a patient’s or donor’s antigen presenting cells with patient (or donor) peripheral blood mononuclear cells, or PBMCs, respectively. As a source of antigen, we use overlapping peptide libraries spanning each of several immunogenic target antigens that are typically associated with certain types of cancer. These peptides are at least 15 amino acids in length, overlapping by approximately 11 amino acids and span the entire length of each of the target antigens. This typical footprint of peptides allows us to induce both CD4+ (helper) and CD8+ (cytotoxic) T cells. Following manufacture, these cells are frozen and stored for later infusion. Once infused, the natural characteristics of T cells take over and the T cells multiply in quantity, forming an army of T cells that kill the targeted cancer cells.

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

The MultiTAA-Specific T Cell Therapies

In collaboration with BCM, we are advancing three MultiTAA-specific T cell therapies through clinical development:

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

●	Off-the-shelf MultiTAA-specific T cell therapies - We plan to enroll patients that will be matched to the pre-manufactured inventory of MT-401-OTS products based on their human leukocyte antigen, or HLA. Because the MT-401-OTS product inventory is pre-manufactured, the T cell product is delivered to the patient in a significantly shorter amount of time than a patient-specific T cell product.

While the blood source and the antigens for stimulation differ between the autologous, allogeneic and off-the-shelf therapies, the manufacturing process for each product is identical.

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

•    Low incidence rate of adverse events.

As of January 2022, the MultiTAA-specific T cell therapy has been generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidences of cytokine release syndrome or neurotoxicity. This appears to compare favorably with published CD19 CAR-T studies that have been associated with substantial tolerability concerns, including one Phase 1 trial in which 95% of patients had Grade 3 or higher adverse events during treatment.

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

Company-Sponsored Clinical Development of Our MultiTAA-Specific T Cell Therapies

MT-401 for the Treatment of Post-Transplant AML

We are conducting a Phase 2 clinical trial in post-allogeneic HSCT patients with AML in both the adjuvant and active disease setting under our IND, and this trial may become pivotal pending the results of the interim analysis. The dose administered in this multicenter trial is currently 100 million cells every two weeks for three doses. In the adjuvant setting, patients will be randomized to either MT-401 or standard of care (observation) at approximately 90 days post-transplant, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group.

We completed the safety lead-in portion of the trial in June 2021 that enrolled six patients.  Three patients were dosed with MT-401 manufactured using the legacy reagent used in the Phase 1 trial, and three patients were dosed with MT-401 manufactured using a reagent from an alternative supplier. We anticipate using this supplier for clinical and commercial supply of MT-401.

The safety lead-in enrolled six patients with active disease: one MRD positive patient and five frank relapse patients. The initial results from the safety lead-in are as follows:

●	no dose limiting toxicities, cytokine release syndrome or neurotoxicity were observed. The results were consistent with the safety data observed in more than 150 patients treated in the Phase 1/2 studies at the Baylor College of Medicine;
●	one MRD+ patient became MRD- after infusion with MT-401;
●	no objective responses from the frank relapse patients;
●	immuno-monitoring data indicate evidence of epitope spreading after infusion of MT-401 in the patient who converted from MRD+ to MRD-.

After completing the safety lead-in portion, we initiated the remainder of the Phase 2 trial in July 2021, in which we intend to enroll 180 patients at approximately 20 transplant centers. Group 1 will comprise of 120 adjuvant (disease-free) patients, with the primary endpoint of relapse-free survival of patients randomized to receive MT-401 versus a control group. Group 2 will comprise of 60 active disease patients in a single arm, with primary endpoints of complete remission and duration of complete remission. We have completed enrollment of approximately 20 patients, and we expect to report results from the active disease arm of the trial in the second quarter of 2022.

MT-601 for the Treatment of Pancreatic Cancer

We are developing MT-601 for the treatment of pancreatic cancer. MT-601 is a MultiTAA-specific T cell product targeting six tumor-associated antigens that are highly expressed in pancreatic cancer. In January 2022, the FDA granted orphan drug designation to MT-601 for the treatment of patients with pancreatic cancer.  We plan to submit an IND to the FDA in 2022 to initiate a Phase 1 multicenter clinical trial in 2023 in locally advanced, unresectable or metastatic pancreatic cancer to assess the safety and initial efficacy of MT-601 in combination with front-line chemotherapy. We expect to enroll a total of approximately 40 patients and anticipate this trial will include both an antigen/dose escalation portion followed by a dose expansion portion, with a dose of between 20 and 100 million cells every four weeks for up to six doses.

MT-601 for the Treatment of Lymphoma

We are also pursuing the development of MT-601 for the treatment of lymphoma, and we plan to submit an IND to the FDA in 2022 to initiate a Phase 1 clinical trial in 2023.

Off-the-Shelf Platform

We intend to expand our AML program with the development of MT-401-OTS, a scalable, off-the-shelf product candidate with the potential to match patients to treatment in under three days. We intend to dose patients using “banked” products based on human leukocyte antigen matching. We believe our off-the-shelf platform has high scalability, where one donor has the potential to provide more than 100 patient products.  Our open IND for MT-401 for the treatment of AML includes approval of an off-the-shelf program.  We are in the process of developing our patient cell bank inventory and expect to dose the first patient in 2023.  We expect to expand our off-the-shelf platform into clinical trials for other hematological malignancies and solid tumors.

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

Acute Myeloid Leukemia

We are pursuing  the development of MT-401 for the treatment of post-transplant AML as the lead indication for the MultiTAA-specific T cell program. Currently, available treatments for post-transplant AML patients are limited and include donor lymphocyte infusion, which has an approximately 15% overall response rate but a 30% to 50% risk of severe and debilitating graft-versus-host disease. The five-year mortality rate for patients who receive an allogeneic HSCT exceeds 50%, and patients who relapse after a transplant have a survival expectation of approximately 4.5 months.

BCM recently completed a Phase 1 AML/MDS clinical trial of the MultiTAA-specific T cell therapy for the treatment of patients with post-transplant AML. In this trial, we treated patients in remission and with active disease post-transplant. As reported in a 2021 publication by Lulla et al. and illustrated below, 11 of the 17 patients in the adjuvant disease setting dosed with the MultiTAA-specific T cell therapy after receiving an allogeneic HSCT never relapsed [median LFS not reached at a median follow-up of 1.9 years], with 11 of 15 patients (two patients were each treated during two different remissions) remaining alive (estimated two-year overall survival of 77%) at a median follow-up of 1.9 years post-infusion which compares favorably with HSCT outcomes for risk-matched AML/MDS patients post-HSCT [median LFS of nine to 15 months and two-year survival probability of 42%].

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

Pancreatic Cancer

We are developing MT-601 for the treatment of advanced unresectable pancreatic cancer. In May 2020, we reported interim data from an ongoing Phase 1/2 clinical trial of the MultiTAA-specific T cell therapy for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, BCM plans to enroll approximately 45 patients with advanced or borderline resectable pancreatic adenocarcinoma in three arms: Arm A, which includes patients with unresectable/metastatic disease who are responding to standard first-line chemotherapy; Arm B, which includes patients with progressive disease or therapy intolerance; and Arm C, which includes patients with surgically resectable disease. A total of 31 patients were administered the MultiTAA-specific T cell therapy: 13 patients in Arm A, 10 patients in Arm B and eight patients in Arm C.

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

Arm C

Arm C is designed to assess T cell infiltration and expansion. These patients with borderline surgically resectable disease received or will receive a dose of MultiTAA-specific T cell therapy following chemotherapy, radiotherapy or combination and prior to surgical resection and up to five additional doses of T cells after surgery. In the patients evaluable in Arm C, MultiTAA-specific T cells were measurable in meaningful numbers as detected by correlative analysis of resected tumor, and significant expansion of the infused MultiTAA-specific T cells was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor specific antigens. As illustrated below with respect to the six patients treated in Arm C, three of the patients in Arm C remain in the trial, while three patients had recurrence of disease:

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

As reported in a recent publication by Vasileiou et al., BCM had treated 15 patients with active disease, which we refer to as the active lymphoma group, all of whom had completed a follow-up period beyond three months post-infusion. These patients were heavily pre-treated and, on average, had failed a median of five prior lines of therapy (range four to eight) for the HL patients and a median of three prior lines of therapy (range three to four) for the NHL patients. As illustrated below, in the active lymphoma group, six patients entered CR and nine patients had experienced stable disease. None of the patients in CR had relapsed, and the range for the duration of CR in these patients were between two and over five years after being infused with the MultiTAA-specific T cell therapy with the exception of one CR patient who died of an unrelated pneumonia. Responses in all six patients who entered CR were associated with an expansion of infused T cells, as well as induction of broad-based antigen spreading across many tumor-associated antigens.

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

As reported in a 2021 publication by Lulla et al., of the 12 patients that had been treated in the active MM group with a median of 3.5 prior lines:

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

We have established an in-house cGMP manufacturing facility, and we began manufacturing MT-401 for our Phase 2 trial in AML in the fourth quarter of 2021. Our facility allows for production of MultiTAA-specific T cell products according to FDA guidelines and is designed to be scalable using modular processes. We believe that our in-house manufacturing facility confers key advantages that distinguish us from our competitors, in particular that we are less reliant on contract manufacturing organizations, which are expensive and often have long lead times, shortages of skilled labor and a backlog of customers.

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

On June 21, 2016, we announced the initiation of a randomized four-arm Phase 2 trial of TPIV200 for the treatment of patients with Stage 1 to Stage 3 triple-negative breast cancer who have completed initial surgery and chemo/radiation therapy. This open-label, 80-patient clinical trial is designed to evaluate dosing regimens, pre-treatment, efficacy and immune responses. In the trial, we are evaluating a high dose and a low dose of TPIV200, each of which will be tested both with and without cyclophosphamide prior to vaccination. To date, there have been no drug-related serious adverse events reported. The last subject completed the trial in July 2021 and the data analysis and clinical study report are being prepared.

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

Manufacturing

We completed the construction and qualification of our cGMP manufacturing facility in Houston, Texas in January 2021, and we began manufacturing MT-401 for our Phase 2 trial in AML in the fourth quarter of 2021. Our facility allows for production of MultiTAA-specific T cell products according to FDA guidelines and is designed to be scalable using modular processes. Prior to that time, we relied on BCM to manufacture our MultiTAA-specific T cell therapies, and we continue to rely on BCM to manufacture the raw materials, our active pharmaceutical ingredients, or APIs, and finished solid dose products for our peptide vaccines for clinical uses. We anticipate using our manufacturing facility to produce clinical supply of MT-601 and commercial supply of any approved product candidates.

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

Intellectual Property

Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, improvements, and know-how related to the business; to defend and enforce proprietary rights, including any patents that we may own in the future; to preserve the confidentiality of our trade secrets and other intellectual property; to obtain and maintain licenses to use intellectual property owned by third parties; and to operate without infringing valid and enforceable patents and other proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities — for example, the rights obtained under exclusive license arrangements such as those pursuant to our BCM License Agreement and our Mayo Foundation licenses. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed in the future, nor can we be sure that any of our existing patents or any patents that may be granted in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.

To achieve this objective, a strategic focus for us has been identifying and licensing key patents and patent applications that serve to enhance our intellectual property and technology position. Currently, all of our MultiTAA-specific T cell intellectual property rights are licensed from BCM. Our intellectual property portfolio currently includes patent applications having: (1) claims directed to methods of generating multi-antigen specific T cell products; and (2) claims directed to therapeutic uses of such multi-antigen specific T cell products. We believe our patent portfolio, together with our efforts to develop and patent next-generation technologies, provides us with a substantial intellectual property position. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties.

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

There can be no assurance that our patents, and any patents that may be issued, assigned, or licensed to us in the future, will afford protection against competitors with similar technology. In addition, no assurances can be given that any patents issued, assigned, or licensed to us will not be infringed upon or designed around by others or that others will not obtain patents that we would need to license or design around. If existing or future patents held by third parties and containing broad claims over technology used by us were upheld by a court or other authority of competent jurisdiction, the holders of such patents could require us to obtain licenses to use such technology.

Patent coverage may also vary from country to country based on the scope of available patent protection. Moreover, in the United States, patent term may be adjusted to account for delays by the United States Patent and Trademark Office, or USPTO, during prosecution.

There are also opportunities to obtain an extension of term for patents covering a product in certain jurisdictions, which adds further complexity to the determination of patent life.

We currently have a number of issued and pending patents covering composition of matter of our PolyStart technology and methods of using our PolyStart technology, including: U.S. 9,364,523 (estimated expiration date March 17, 2035); U.S. 9,655,956 (estimated expiration date March 17, 2035); U.S. 9,988,643 (estimated expiration date March 27, 2035); and U.S. 10,030,252 (estimated expiration date March 17, 2035).

The effect of the issued United States patents is that they provide us with patent protection for the claims covered by the patents. While the expiration of a product patent normally results in a loss of market exclusivity for the covered product or product candidate, commercial benefits may continue to be derived from , for example: (1) later- expiring patents on processes and intermediates related to improved methods of manufacture of the active ingredient of such product; (2) patents relating to the use of such product; (3) patents relating to novel compositions and formulations; and (4) in the United States and certain other countries, other types of market exclusivity that may be available under relevant law. The effect of patent expiration on our product candidates also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

Our pending patent applications cover a range of technologies, including specific embodiments and applications for treatment of various medical indications, improved application methods and adjunctive utilization with other therapeutic modalities. The coverage claimed in a patent application can be significantly reduced before the patent is issued. Accordingly, we do not know whether any of the patent applications we own, will acquire, license, or will license will issue as patents, or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued U.S. patent applications are maintained in secrecy for a period of eighteen months and U.S. patent applications filed prior to November 29, 2000 are not disclosed until such patents are issued, and since publication of discoveries/inventions in the scientific or patent literature often lags behind actual discovery/invention, we cannot be certain of the priority of inventions covered by pending patent applications and whether potentially relevant earlier patent filings exist. Moreover, we may have to participate in opposition proceedings in a foreign patent office, or for United States patent applications filed before March 16, 2013, in interference proceedings declared by the USPTO, to determine priority of invention, or in United States inter partes review or post-grant review procedures, any of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court or other authority of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

We have patents and patent applications in other countries, as well as in the European Patent Office, that we believe provide equivalent or comparable protection for our product candidates in jurisdictions internationally that we consider to be key markets. Foreign patent filings related to our PolyStart technology include Australian patent no. 2015231461 and pending applications in the several jurisdictions, including the European Patent Office. Because of differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

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

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent; the Health Insurance Portability and Accountability Act, or HIPAA, which created additional federal criminal statutes which prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters, and which, as amended by Health Information Technology for Economic and Clinical Health Act, or HITECH, also imposes certain requirements on HIPAA covered entities and their business associates and covered subcontractors relating to the privacy, security and transmission of individually identifiable health information; the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the federal government, information related to payments or other transfers of value made to physicians (as defined by the Physician Payments Sunshine Act), other covered physicians and teaching hospitals, as well as ownership and investment interests held by health care professionals and their immediate family members; and U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. In addition, certain states require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and certain states and local jurisdictions require the registration of pharmaceutical sales representatives. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, or HHS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS's decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor's determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which the Company receives regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contained a number of provisions of particular importance to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removed penalties for not complying with ACA’s individual mandate to carry health insurance. In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2%, which due to subsequent legislative amendments, including the Infrastructure Investment and Jobs Act, will stay in effect per fiscal year through 2031, except for a temporary suspension from May 1, 2020 through March 32, 2021 due to COVID-19 relief legislation, unless additional Congressional action is taken, and reduced payments to several types of Medicare providers. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Congress is also considering additional health reform measures as part of other reform initiatives. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump Administration announced several executive orders related to prescription drug pricing that seek to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. However, it is unclear whether these or similar policy initiatives will be implemented in the future. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Human Resources

Employees

As of December 31, 2021, we had 56 full-time employees. There were 41 in research, development, quality, CMC and clinical and 15 were in finance, legal, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Nevada in 1991 under the name “TapImmune, Inc.” and reincorporated in Delaware in October 2018 under the name “Marker Therapeutics, Inc.” On October 17, 2018, we completed a business combination with a Delaware corporation that was then known as “Marker Therapeutics, Inc.,” or Private Marker, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated as of May 15, 2018, or the Merger Agreement, by and among us, Private Marker and Timberwolf Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of TapImmune, or Merger Sub, pursuant to which, among other matters, Merger Sub merged with and into Private Marker, with Private Marker continuing as a wholly owned subsidiary of TapImmune and the surviving corporation of the merger. In connection with the merger, we changed our name from “TapImmune, Inc.” to “Marker Therapeutics, Inc.” and Private Marker changed its name to “Marker Cell Therapy, Inc.” and became our wholly owned subsidiary. Our principal executive offices are located at 3200 Southwest Freeway, Suite 2500, Houston, Texas 77027, and our telephone number is (713) 400-6400. Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”.

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

Risks Associated with Our Business

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

●	We are a development stage company with a history of operating losses, and we expect losses to continue for the indefinite future. These factors raise substantial doubt regarding our ability to continue as a going concern.
●	Our business and operations are likely to be adversely affected by the evolving and ongoing COVID-19 global pandemic.
●	All of our product candidates are in clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.

●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
●	The results of earlier preclinical and clinical trials may not be predictive of future clinical trial results.
●	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.
●	Establishing and maintaining our own cGMP manufacturing facility is subject to many risks. Although we established our own cGMP manufacturing facility, in the future we may be dependent on third-party vendors to design, build, maintain and support our manufacturing and cell processing facilities.
●	Our strategic relationship with BCM is dependent, in part, upon our ongoing relationship with key medical and scientific personnel and advisors.
●	Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and the medical community.
●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.
●	If we are unable to protect our proprietary rights, we may not be able to compete effectively or operate profitably.
●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays. Even if we receive regulatory approval of our product candidates, we will be subject to ongoing quality and regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	The price of our stock may be volatile.

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. We expect that our cash, cash equivalents and restricted cash as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary product candidates and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or do not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

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

Our business and operations could be adversely affected by the effects of the ongoing and evolving COVID-19 virus, which was declared by the World Health Organization as a global pandemic. The COVID-19 pandemic has resulted in travel and other restrictions in order to reduce the spread of the disease, including state and local orders across the United States that, among other things, direct individuals to shelter at their places of residence, direct businesses and governmental agencies to cease or limit non-essential operations at physical locations, prohibit or restrict certain non-essential gatherings and events and order cessation of non-essential travel. In response to public health directives and orders, we have implemented work-from-home policies for many of our employees, including at our headquarters in Houston, Texas, which is currently subject to an order that requires all non-essential businesses to cease in-person operations.

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

The COVID-19 pandemic may also affect the conduct of our clinical trials. Although we are enrolling patients and initiating clinical sites in our Phase 2 trial of MT-401 (zedenoleucel) for post-transplant AML, we previously experienced temporary delays in enrollment due to the COVID-19 pandemic and in satisfying certain U.S. Food and Drug Administration, or FDA, requirements to move forward with the trial, which together have resulted in a delay in our overall timelines for this trial. Our ongoing and future clinical trials may be also affected by the COVID-19 pandemic. Patient enrollment and clinical site initiation, while ongoing, may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, we may be unable to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which would adversely impact clinical trial operations. The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global COVID-19 pandemic continues to rapidly evolve, including as a result of the emergence of different variant strains of COVID-19. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence at the time of this Form 10-K, such as the duration of the outbreak, the efficacy and availability of vaccines and other treatments, the evolution of viral variations and mutations, the duration and effect of business disruptions and the effectiveness of travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects.In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new technologies and manufactured on a patient-by-patient basis for our MultiTAA-specific T cell product candidates we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, the initial estimates of the clinical cost of development may prove to be inadequate, particularly if clinical trial timing or outcome is different than predicted or regulatory agencies require further testing before approval. For example, we previously experienced temporary delays in enrollment due to the COVID-19 pandemic and in satisfying certain FDA requirements for our Phase 2 trial of MT-401 for the treatment of post-transplant AML, and the COVID-19 pandemic may further delay our planned timelines for our trial, which may impact our cost estimates for this trial.  In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from, Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs may be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex manufacturing and processing steps, the costs of which will be borne by us. Depending on the number of patients we ultimately enroll in our trials, and the number of trials we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments. Further, delays and interruptions to ongoing trials related to the COVID-19 pandemic may also increase the duration and costs of such trials.  We outsource some of the management of our clinical trials to third parties. Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services, place substantial responsibilities on these parties that, if unmet, could result in delays in, or termination of, our clinical trials. If any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, agents. We cannot be certain that we will successfully recruit enough patients to complete our clinical trials nor that we will reach our primary endpoints. Delays in recruitment, lack of clinical benefit or unacceptable side effects would delay our clinical trials.

The COVID-19 pandemic is also likely to cause disruptions to our clinical programs. The COVID-19 pandemic may also result in difficulties in initiating clinical sites and enrolling patients, the diversion of healthcare resources away from clinical trials and other challenges related to travel or quarantine policies that may impede patient movement or interrupt healthcare services.

We, or our regulators, may suspend or terminate our clinical trials for a variety of reasons. For example, in the fourth quarter of 2019 the FDA placed a clinical hold on our IND of MT-401 for the treatment of patients with post-transplant AML and requested certain information regarding quality and technical specifications for two reagents supplied by third party vendors that are used in our manufacturing process but not present in the final product infused to patients. In January 2021, the FDA lifted the clinical hold, permitting us to initiate a Phase 2 clinical trial for the treatment of post-transplant AML, with a safety lead-in portion. We completed the safety lead-in portion of the trial in June 2021, and we initiated the remainder of the Phase 2 trial in July 2021 and have completed enrollment of approximately 20 patients. We may voluntarily suspend or terminate our clinical trials at any time if we believe they present an unacceptable risk to the patients enrolled in our clinical trials or do not demonstrate clinical benefit. For example, in November 2019 we elected to suspend our Phase 2 clinical trial of TPIV200 for the treatment of platinum-sensitive advanced ovarian cancer based on an unblinded review of interim results conducted by an independent Data and Safety Monitoring Board, or DSMB. Although the DSMB did not express any safety concerns with respect to TPIV200, we elected to suspend the trial because it did not meet the threshold for probability of clinical benefit based upon our pre-specified criteria. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

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

We may experience difficulties in patient enrollment in our future clinical trials for a variety of reasons, including as a result of the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Accordingly, we cannot guarantee that our clinical trials will progress as planned or as scheduled. Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

If our product candidates are associated with side effects in clinical trials or have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. The FDA or an IRB may also require that we suspend, discontinue, or limit our clinical trials based on safety information, or that we conduct additional animal or human studies regarding the safety and efficacy of our product candidates which we have not planned or anticipated. Such findings could further result in regulatory authorities failing to provide marketing authorization for our product candidates or limiting the scope of the approved indication, if approved. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented further development of the product candidate.

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

The FDA has granted orphan drug designation for MT-401 for the treatment of AML after receiving an allogeneic stem cell transplant and for MT-601 for the treatment of patients with pancreatic cancer. We may seek orphan drug designation for other indications or product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA or European Commission (on the basis of the opinion of the European Medicines Agency, or the EMA), later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Risks Related to Manufacturing

Establishing and maintaining our own cGMP manufacturing facility is subject to many risks. Although we established our own cGMP manufacturing facility, in the future we may be dependent on third-party vendors to design, build, maintain and support our manufacturing and cell processing facilities.

In July 2021, we opened an in-house cGMP manufacturing facility in Houston, Texas, which is now fully operational and is manufacturing MT-401 for the Phase 2 clinical trial for the treatment of post-transplant AML. Establishing and maintaining our own manufacturing facility is subject to many risks. We have limited prior experience in establishing a manufacturing facility and, although our facility is fully operational, we may encounter challenges given the complexity of manufacturing cell therapies. We will also compete for the small number of individuals with expertise in cell therapy manufacturing. Even with an operational facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, transportation difficulties and numerous other factors that could prevent us from fully realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our clinical development and/or commercialization plans. In addition, the manufacturing process for any product candidates that we may develop is subject to the FDA and foreign regulatory authority approval process, and we may need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our contract manufacturing organizations, or CMOs, are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize any approved products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Further, we may be required to establish multiple manufacturing facilities to expand our commercial footprint for any approved products, which may lead to regulatory delays or prove costly. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our clinical development and/or commercialization plans.

Although we expect our in-house cGMP manufacturing facility to be our primary source of MultiTAA-specific T cell therapy-based product candidates and for commercial manufacturing of any products, if approved, we intend to evaluate potential third party manufacturing capabilities in order to provide potential multiple sources of clinical and commercial supply.

BCM or other third-party manufacturers, if any, may not be able to meet our needs concerning timing, quantity, or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of any approved products. Any such delay may lower our revenues and potential profitability. If any third party breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. It is possible that third parties relied upon by us will change their strategic focus, pursue alternative technologies, or develop alternative product candidates, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs, or for other reasons. The effectiveness of these third parties in marketing their own products may also affect our revenues and earnings. Also, if we enter into additional third-party agreements in the future, we may not be able to negotiate such agreements successfully and, even if established, these relationships may not be scientifically or commercially successful.

Our manufacturing process is reliant upon specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. For some of this equipment and materials, we rely or may rely on sole-source vendors or a limited number of vendors, which could impair our ability to manufacture and supply our product candidates.

We will depend on a limited number of vendors for supply of certain materials and equipment used in the manufacture of our MultiTAA-specific T cell therapy-based product candidates. For example, we will purchase equipment and reagents critical for the manufacture of our product candidates from Wilson Wolf (a company controlled by our director John Wilson), Almac, JPT Peptide Technologies and other suppliers. Some of our suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also may not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may not be able to obtain key materials and equipment to support clinical or commercial manufacturing due to COVID-19 related issues with supply chain shortages. Further, the FDA may determine that our manufacturing process, or the materials required for the manufacture of our product candidates, are not acceptable, which would require us to find alternative suppliers or processes, which may not be available on favorable terms, if at all.

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

Although we currently manufacture our clinical supply at our manufacturing facilities, we are working to develop our own commercially viable processes, doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

No assurance can be given that we will be able to develop a new, FDA-compliant, more efficient, lower cost manufacturing process upon which our business plan to commercialize MultiTAA-based product candidates is dependent.

In cooperation with our current contract manufacturers and suppliers, we developed and are implementing a new nine-day MultiTAA-specific T cell manufacturing process for our current Phase 2 AML trial as well as future clinical trials using a patient-specific manufacturing approach. The new manufacturing process marks additional manufacturing improvements compared to the processes used in the BCM Phase 1 and 2 trials (36-day manufacturing time) and the current AML trial (20-day manufacturing time). The new nine-day manufacturing process enables increased antigen specificity and diversity, which has exhibited a strong linear correlation to anti-tumor activity in vitro. The new process produces a patient product that is four times more potent, with the potential to greatly improve tumor killing. This new, scaled-up, pharmaceutical manufacturing process is new and subject to uncertainties. We cannot guarantee that we will be able to more efficiently and cost effectively, and in a more automated manner produce, measure and control the physical and/or chemical attributes of our product candidates in a cGMP facility. We also have never manufactured our adoptive T cell therapy product candidate on a commercial scale. As a result, we cannot give any assurance that we will be able to establish a manufacturing process that can produce our product candidates at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities (including our new in-house facility) cannot pass a pre-approval plant inspection, the FDA premarket approval of our product candidates will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our product candidates meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we or our partners will be able to establish and operate such a production facility.

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

Our corporate headquarters and cGMP manufacturing facility are located in Houston, Texas. In the event of a major hurricane or other serious weather event or catastrophic event such as fire, power loss, cyberattack, war, terrorist attack or epidemic or pandemic, such as the COVID-19 pandemic, that impacts our corporate headquarters or other facilities, ,or the facilities of any third parties on which we may rely, we may be unable to continue our operations and may experience delays in our manufacturing process and shipment of clinical supply to trial sites or interruptions in our clinical trials and research activities, all of which could delay our development plans and materially harm our business, results of operations and prospects.

Risks Related to our Reliance on Third Parties, Including BCM

Our strategic relationship with BCM is dependent, in part, upon our ongoing relationship with key medical and scientific personnel and advisors.

Our MultiTAA-specific T cell therapy has been developed through our collaboration with the Center for Cell and Gene Therapy at BCM, founded by Malcolm K. Brenner, M.D., Ph.D., a recognized pioneer in immuno-oncology. Our strategic relationship with BCM is dependent, in part, on our relationship with certain key employees and advisors, some of whom serve on our Scientific Advisory board, and in particular Dr. Vera, our founder, Chief Operating Officer and Chief Scientific Officer. If Dr. Vera discontinues his employment with us, our relationship with BCM may deteriorate, and our business could be harmed. We may also be dependent on BCM facilities and personnel to conduct research and development and manufacturing activities in the future.

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

We expect to depend on collaborators, partners, licensees, clinical research organizations and other third parties to support our discovery efforts, to formulate product candidates to manufacture our product candidates and to conduct clinical trials for some or all of our product candidates. We cannot guarantee that we will be able to successfully negotiate agreements for or maintain relationships with collaborators, partners, licensees, clinical investigators, vendors and other third parties on favorable terms, if at all. Our ability to successfully negotiate such agreements will depend on, among other things, potential partners’ evaluation of the superiority of our technology over competing technologies and the quality of the preclinical and clinical data that it has generated, and the perceived risks specific to developing our product candidates. If we are unable to obtain or maintain these agreements, we may not be able to clinically develop, formulate, manufacture, obtain regulatory approvals for or commercialize our product candidates. Management of any third-party relationships will require significant time and effort from our management team, coordination of our research and development programs with the research and development priorities of our collaborators and effective allocation of our resources to multiple projects.

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

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. In the United States, for example, principal decisions about reimbursement for new products are typically made by the Centers for Medicare & Medicaid Services, or CMS. CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. Further, no uniform policy for coverage and reimbursement exists in the United States, and coverage and reimbursement can differ significantly from payor to payor. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific, and medical personnel and consultants, including Peter Hoang, our President and Chief Executive Officer, Juan Vera, M.D., our Chief Operating Officer and Scientific Officer, and Mythili Koneru, M.D., Ph.D. our Chief Medical Officer as well as others. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm to our business. We have a priority to quickly train additional qualified scientific and medical personnel to ensure the ability to maintain business continuity. Any delays in training such personnel could delay the development, manufacture, and clinical trials of our product candidates.

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

Our lead product candidate is a therapy to treat patients with AML after receiving an allogeneic stem cell transplant. Currently, there are numerous companies that are developing various alternate treatments for AML. Accordingly, we face significant competition in the AML treatment space from multiple companies. Even if we obtain regulatory approval for our lead product candidate, the availability and price of competitors’ products could limit the demand and the price we will be able to charge for our therapy. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from other methods of treatment to our product, or if physicians switch to other new therapies, drugs or biologic products or choose to reserve our product candidates for use in limited circumstances. We are aware of certain investigational new drugs under development or approved products by competitors that are used for the prevention, diagnosis, or treatment of certain diseases we have targeted for drug development. Various companies are developing biopharmaceutical products that have the potential to directly compete with our immunotherapies even though their approach may be different. The competition comes from both biotechnology firms and from major pharmaceutical companies. Many of these companies have substantially greater financial, marketing, and human resources than us. We also experience competition in the development of our immunotherapies from universities, other research institutions and others in acquiring technology from such universities and institutions.

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

Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, there is an abbreviated path in the United States for regulatory approval of products that are demonstrated to be "biosimilar" or "interchangeable" with an FDA-approved biological product. The ACA provides a regulatory mechanism that allows for FDA approval of biologic drugs that are similar to (but not generic copies of) innovative drugs on the basis of less extensive data than is required by a full BLA. Under this regulation, an application for approval of a biosimilar may be filed four years after approval of the innovator product. However, qualified innovative biological products will receive 12 years of regulatory exclusivity, meaning that the FDA may not approve a biosimilar version until 12 years after the innovative biological product was first approved by the FDA. However, the term of regulatory exclusivity may not remain at 12 years in the United States and could be shortened. A number of jurisdictions outside of the United States have also established abbreviated pathways for regulatory approval of biological products that are biosimilar to earlier versions of biological products. For example, the European Union has had an established regulatory pathway for biosimilars since 2005.

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could inhibit or prevent the commercialization of products we develop, alone or with collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no insurance coverage. While we obtained clinical trial insurance for our Phase 2 clinical trials, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

The multiple roles of certain of Dr. Vera, our Chief Scientific Officer and Chief Operating Officer, and John Wilson, our director, could limit their time and availability to us, and create, or appear to create, conflicts of interest.

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

In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and it is uncertain how much protection, if any, will be given to the patents we have licensed from a licensor if either the licensor or we attempt to enforce the patents and/or if they are challenged in court or in other proceedings, such as oppositions or like proceedings, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge our patents, if issued, or the patent rights that we license from others in the courts or patent offices in the United States and abroad. It is possible that a competitor may successfully challenge our patents or that a challenge will result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products and product candidates. Moreover, the cost of litigation to defend the validity of patents and to prevent or remedy infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop violation of our patent rights, we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping or remedying the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents was upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

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

Our potential competitors or other entities may have or acquire patent or proprietary rights that they could enforce against our licensors. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review, or PGR, proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Such potential third-party patents or patent applications could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position by requiring us to alter our product candidates, pay licensing fees or cease activities.

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

As is the case with other biopharmaceutical companies, our success is dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including post grant review, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. In addition, recent U.S. Supreme Court rulings on several patent cases have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. While we do not believe that any of the patents owned or licensed by us will be found invalid based on these decisions, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

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

Such laws include:

●	the federal Anti-Kickback Statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals)(such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
●	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state

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

For example, the ACA was enacted in the United States in March 2010, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare, and includes measures to change health care delivery, increase the number of individuals with insurance, ensure access to certain basic health care services, and contain the rising cost of care. There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other federal health reform measures have been proposed and adopted in the United States. For example, as a result of the Budget Control Act of 2011 and subsequent legislative amendments thereto, including the Infrastructure Investment and Jobs Act, providers are subject to Medicare payment reductions of 2% per fiscal year through 2031, except for a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare Payments will vary from 1% in 2022 to up to 3% in the fiscal year of this sequester. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and also introduced a quality payment program, or the Quality Payment Program, under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. This Quality Payment Program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. It is still unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, Congress is considering additional health reform measures as part of other reform initiatives.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the Trump Administration announced several executive orders related to prescription drug pricing that sought to implement several of the administration’s proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, effective November 30, 2020, providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 12, 2023. On November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation Model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. It is unclear whether these or similar policy initiatives will be implemented in the future.

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

We are subject to stringent and changing obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data regarding clinical trial subjects), intellectual property, and trade secrets. We may rely on third parties (such as service providers) for our data processing-related activities. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the California Consumer Privacy Act of 2018, or CCPA, imposes obligations on businesses to which it applies. These obligations include, but are not limited to, providing specific disclosures in privacy notices and affording California residents certain rights related to their personal data. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation). In addition, it is anticipated that the California Privacy Rights Act of 2020, or CPRA, effective January 1, 2023, will expand the CCPA. Other states have also enacted privacy laws. For example, Virginia passed the Consumer Data Protection Act, and Colorado passed the Colorado Privacy Act, both of which differ from the CPRA and become effective in 2023. Additional data privacy and security laws have been proposed at the federal, state, and local levels in recent years, which could further complicate compliance efforts. If we become subject to new data privacy laws, the risk of enforcement action against us could increase because we may become subject to additional obligations, and the number of individuals or entities that can initiate actions against us may increase.

Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation, or the EU GDPR, imposes strict requirements for processing personal data of individuals located within the European economic area. Under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to 20 million euros or 4% of annual global revenue, whichever is greater. Additionally, certain jurisdictions have enacted data localization laws and cross-border data transfer laws that may affect our operations. Our obligations related to data privacy and security are quickly changing in an increasingly stringent fashion, creating some uncertainty as to the effective future legal framework.  Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions.  Preparing for and complying with these obligations requires us to devote significant resources (including, without limitation, financial and time-related resources).  These obligations may necessitate changes to our information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.  In addition, these obligations may require us to change our business model.

Although we endeavor to comply with all applicable data privacy and security obligations, we may at times fail (or be perceived to have failed) to do so. Moreover, despite our efforts, our personnel or third parties upon which we rely may fail to comply with such obligations, which could negatively impact our business operations and compliance posture. For example, if a third party upon which we rely to operate critical business systems experiences a security incident, we could suffer a significant interruption in our business.  Furthermore, if we fail, or are perceived to have failed, to address or comply with data privacy and security obligations, we could face significant consequences. These consequences may include, but are not limited to, government enforcement actions (e.g., investigations, fines, penalties, audits, inspections); litigation (including class-related claims); additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these could have a material adverse effect on our reputation, business, or financial condition, including, but not limited to, interruptions or stoppages in our business operations (including our clinical trials); inability to process personal data or to operate in certain jurisdictions; limitations on our ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of our obligations.

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

The stock market in general, and the Nasdaq Global Market, or Nasdaq, and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

As of December 31, 2021, we had 83.1 million shares of our common stock issued and outstanding. Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of December 31, 2021, there were outstanding warrants to purchase up to approximately 19.8 million shares of our common stock at a weighted average exercise price of $4.42 per share, and options exercisable for an aggregate of approximately 7.7 million shares of common stock at a weighted average exercise price of $5.47 per share. We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

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

If we fail to satisfy all applicable continued listing requirements of the Nasdaq Global Market, including the $1.00 minimum closing bid price requirement, our common stock may be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on the Nasdaq Global Market under the symbol “MRKR.” In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum bid price, and certain corporate governance requirements. There can be no assurances that we will be able to comply with the applicable listing standards.

On February 16, 2022, we received a notice from Nasdaq that we were not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. We have 180 days, or until August 15, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. While we may be able to qualify for additional time to attempt to regain compliance, there can be no assurance that we will qualify for additional time to regain compliance, or that we will regain compliance with or without such additional time. If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our shares of common stock will be subject to delisting.

In the event that our common stock is delisted from Nasdaq and is not eligible for quotation or listing on another market or exchange, trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, and there would likely also be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. Also, it may be difficult for us to raise additional capital if we are not listed on a major exchange.

General Risk Factors

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, or are perceived to have been compromised, we could experience adverse consequences, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of our business, we may collect, store, use, transmit, disclose, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data regarding clinical trial subjects), intellectual property, and trade secrets. We may rely on third parties (such as service providers and technologies) for our data processing-related activities, including without limitation third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.  We may share or receive sensitive data with or from third parties.

Cyberattacks, malicious internet-based activity, and online and offline fraud are prevalent and have increased in number and severity recently; it is expected that these trends will continue. These threats come from a variety of sources. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors now engage in attacks.  We and the third parties upon which we rely may be subject to a variety of threats, including, but not limited to, malicious code (such as viruses and worms), social engineering attacks (including through phishing attacks), denial of service attacks (such as credential stuffing), software bugs, server malfunctions, software or hardware failures, unauthorized access, natural disasters, fire, terrorism, successful breaches, personnel malfeasance, or human or technological error, war and telecommunication and electrical failures. Ransomware attacks, including those perpetrated by organized criminal threat actors, nation-states, and nation-state-supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data, and diversion of funds. Extortion payments may alleviate some of the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. [Additionally, the COVID-19 pandemic poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises.]

Any of the previously identified or similar threats could cause a security incident or other incident during which our information technology systems or data could be compromised, which could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our data; it could also disrupt our ability (and that of third parties upon which we rely) to operate our business, including conducting our clinical trials. For example, if a compromise were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs.  Similarly, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

We may expend significant resources or modify our business activities (including our clinical trial activities) in an effort to protect against the compromise of our information technology systems and data. Further, certain data privacy and security obligations may require us to implement and maintain specific security measures, industry-standard or reasonable security measures to protect our information technology systems and data.

While we have implemented security measures designed to prevent our information technology systems and data from being compromised, there can be no assurance that these measures will be effective. We may be unable to detect vulnerabilities in our information technology systems because the threats against these systems change frequently, are often sophisticated, and may not be detected until after a compromise has occurred. Despite our efforts to identify and remediate vulnerabilities, if any, in our information technology systems, our efforts may not be successful. Further, we may experience delays in developing and deploying remedial measures designed to address any identified vulnerabilities.

If our information technology or data (or those of third parties upon which we rely) are compromised or are perceived to have been compromised, we may experience adverse consequences, including: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class actions); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders; such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.  Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our data privacy and security obligations.

We have cybersecurity insurance for a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. We also maintain property and casualty insurance that may cover restoration of data, certain physical damage or third-party injuries caused by potential cybersecurity incidents. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. Additionally, we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our NOLs generated in tax years beginning on or prior to December 31, 2017 are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal NOLs generated in tax years beginning after December 31, 2017 is subject to certain limitations. It is uncertain if and to what extent various states will conform to the Tax Act.

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

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For example, the Tax Cuts and Jobs Act, or Tax Act, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, made significant changes to U.S. federal income tax laws. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, or any newly enacted federal tax legislation. The impact of changes under the Tax Act, the CARES Act, or future reform legislation could increase our future U.S. tax expense and could have a material adverse impact on our business and financial condition

The accounting treatment for certain of our warrants is complex and subject to judgments concerning the valuation of embedded derivative rights within the applicable securities. Fluctuations in the valuation of these rights could cause us to take charges to our statement of operations and make our financial results unpredictable.

Certain of our outstanding warrants contain or contained prior to being amended, or may be deemed to contain from time to time, embedded derivative rights in accordance with U.S. Generally Accepted Accounting Principles , or GAAP. There is a risk that questions could arise from investors or regulatory authorities concerning the appropriate accounting treatment of these instruments, which could require us to restate previous financial statements, which in turn could adversely affect our reputation, as well as our results of operations. These derivative rights, or similar rights in securities we may issue in the future, need to be, or may need to be, separately valued as of the end of each accounting period in accordance with GAAP. We record these embedded derivatives as liabilities at issuance, valued using the Black Scholes Option Pricing Model and are subject to revaluation at each reporting date. Any change in fair value between reporting periods is reported on our statement of operations. At December 31, 2021, the fair value of the derivative liability-warrants was $0. Changes in the valuations of these rights, the valuation methodology or the assumptions on which the valuations are based could cause us to take charges to our earnings, which would adversely impact our results of operations. Moreover, the methodologies, assumptions and related interpretations of accounting or regulatory authorities associated with these embedded derivatives are complex and, in some cases uncertain, which could cause our accounting for these derivatives, and as a result, our financial results, to fluctuate.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Other than as described below, we are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

An arbitration proceeding was brought against us before the Financial Industry Regulatory Authority, Inc., or FINRA, by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker.  The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions.  The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees.  On September 17, 2021, the broker filed a petition to confirm the FINRA arbitration award in the Supreme Court of New York for the County of New York.  We removed the case to the United States District Court for the Southern District of New York on September 27, 2021.  On October 22, 2021, we filed a motion in federal court to vacate the award.  On March 9, 2022, the Company was notified that its motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest. Post judgment interest will continue to accrue at 1.02% until the judgement is paid.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”. As of March 1, 2022, we had 398 stockholders of record whom are holding shares. The price of our common stock on March 1, 2022 was $0.46 per share.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not record any issuances of unregistered securities during the fourth quarter of 2021.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as at December 31, 2021 and December 31, 2020 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies and innovative peptide-based vaccines for the treatment of hematological malignancies and solid tumor indications.  We developed our lead product candidates from our MultiTAA-specific T cell technology, which is based on the manufacture of non-engineered, tumor-specific T cells that recognize multiple tumor associated antigens, or TAAs. MultiTAA-specific T cells are able to recognize multiple tumor targets to produce broad spectrum anti-tumor activity.  When infused into a cancer patient, the MultiTAA-specific T cells are designed to kill cancer cells expressing the TAA targets and potentially recruit the patient’s immune system to participate in the cancer killing process.

We licensed the underlying technology for MultiTAA-specific T cell therapy from BCM in March 2018. BCM had utilized the therapy in seven exploratory clinical trials. In these studies, BCM treated over 150 patients suffering from a variety of cancers including lymphoma, multiple myeloma, acute myeloid leukemia, acute lymphoblastic leukemia, pancreatic cancer, breast cancer and various sarcomas. In those studies, BCM saw evidence of clinical benefit, expansion of infused cells, epitope spreading, and decreased toxicity compared to other cellular therapies.

We are advancing three product candidates as part of our MultiTAA-specific T cell program for:

1.	autologous treatment of lymphoma, and selected solid tumors
2.	allogeneic T cells for the treatment of acute myeloid leukemia, or AML
3.	off-the-shelf products in various indications

Our current clinical development programs are:

●	MT-401 for the treatment of post-transplant AML, currently in a Phase 2 clinical trial
●	MT-401-OTS for the treatment of AML, for which we expect to dose the first patient in a Phase 2 clinical trial in 2023
●	MT-601 for the treatment of pancreatic cancer, for which we plan to submit an IND to the FDA in 2022 to initiate a Phase 1 trial in 2023

●	MT-601 for the treatment of lymphoma, for which we plan to submit an IND to the FDA in 2022 to initiate a Phase 1 trial in 2023

We believe that the simplicity of our manufacturing process allows additional modifications to expand MultiTAA-specific T cell recognition of cancer targets. For example, we are currently analyzing the potential for a 12-antigen MultiTAA-specific T cell therapy and assessing the potential for combination therapies for our MultiTAA-specific T cell products.

We have positioned ourselves to be in full control of our research and development and clinical manufacturing needs by establishing a fully validated manufacturing facility. We believe that this has key advantages that distinguish us from our competitors, particularly because we are less reliant on contract manufacturing organizations, which are expensive and often have long lead times, shortages of skilled labor and a backlog of customers.

Recent Development

On February 16, 2022, we received a notice from the Nasdaq Global Market that we were not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. We have 180 days, or until August 15, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event we do not regain compliance with the minimum bid price requirement by August 15, 2022, we may be eligible for an additional 180-calendar day compliance period if we elect to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the bid price deficiency during the second compliance period.

Financial Overview

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

Income Taxes

We did not recognize any income tax expense for the years ended December 31, 2021 and 2020.

Other Income (Expense)

Other income (expense), net consists of interest income and change in fair value of warrant liabilities.

Results of Operations For the Years Ended December 31, 2021 and 2020

The following table summarizes the results of our operations (rounded to the thousand except for per share amounts) for the years ended December 31, 2021 and 2020, together with the changes to those items:

	For the Years Ended
	December 31,
	2021	2020	Change
Revenues:
Grant income	$1,242,000	$467,000	$775,000	166%
Total revenues	1,242,000	467,000	775,000	166%
Operating expenses:
Research and development	27,795,000	18,881,000	8,914,000	47%
General and administrative	12,925,000	10,472,000	2,453,000	23%
Total operating expenses	40,720,000	29,353,000	11,367,000	39%
Loss from operations	(39,478,000)	(28,886,000)	(10,592,000)	37%
Other income (expense):
Change in fair value of warrant liabilities	—	31,000	(31,000)	(100)%
Loss on settlement	(2,407,000)	—	(2,407,000)	0%
Interest income	6,000	149,000	(143,000)	(96)%
Net loss	$(41,879,000)	$(28,706,000)	$(13,173,000)	46%

Net loss per share, basic and diluted	$(0.55)	$(0.61)	$0.06	(10)%
Weighted average number of common shares outstanding	76,506,000	47,040,000	29,466,000	63%

Revenue

We did not generate any revenue during the years ended December 31, 2021 and 2020, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401.  During the year ended December 31, 2021, we recognized $1.2 million of revenue associated with the CPRIT grant.

During the year ended December 31, 2020, we recognized $0.5 million of revenue associated with a grant awarded to Mayo Foundation from the US Department of Defense for the Phase 2 clinical trial of TPIV200 which Mayo paid to us for clinical supplies manufactured by us and provided for the clinical trial funded by the grant. We refer to this grant as the Mayo Grant.

Operating Expenses

Operating expenses incurred during the fiscal year ended December 31, 2021 were $40.7 million compared to $29.4 million in the prior year. Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expense

Research and development expenses increased by 47% to $27.8 million for the year ended December 31, 2021, compared to $18.9 million for the year ended December 31, 2020.

The increase of $8.9 million in 2021 was primarily attributable to the following:

o	increase of $2.2 million in headcount-related expenses as we increased the number of research and development personnel,
o	increase of $1.4 million in process development expenses,
o	increase of $1.0 million in sponsored research and consulting expenses from BCM agreements,
o	increase of $1.1 million in rent, utility and facilities expenses,
o	increase of $1.8 million in clinical trial expenses related to MT-401,
o	increase of $0.4 million in professional fees,
o	increase of $0.3 million in stock-based compensation expenses,
o	increase of $1.6 million in depreciation expense due to increased capital investments,
o	increase of $0.3 million of other expenses, and
o	decrease of $1.2 million in vaccine-based clinical trial expenses.

Included in research and development expenses are expenses related to agreements with BCM.

In November 2018 and February 2020, we entered in Sponsored Research Agreements with BCM, which provided for the conduct of research for us by credentialed personnel at BCM’s Center for Cell and Gene Therapy.  During the years ended December 31, 2021 and 2020, we incurred $0.03 million and $0.3 million of expenses related to these agreements, respectively.

In September 2019, we entered in a Clinical Supply Agreement with BCM, which provided for BCM to provide to us multi tumor antigen specific products.  During the years ended December 31, 2021 and 2020, we incurred $1.2 million and $0.6 million related to this agreement, respectively.

In October 2019, we entered in a Workforce Grant Agreement with BCM, which provided for BCM to provide to us manpower costs of projects for manufacturing, quality control testing and validation run activities.  During the years ended December 31, 2021 and 2020, we incurred $1.1 million and $0.6 million related to this agreement, respectively.

In August 2020, we entered in a Clinical Trial Agreement with BCM, which provided for BCM to provide to us investigator-initiated research studies.  During the years ended December 31, 2021 and 2020, we incurred $0.5 million and $0.3 million related to this agreement, respectively.

General and Administrative Expenses

General and administrative expenses increased by 23% to $12.9 million for the year ended December 31, 2021 from $10.5 million during the prior period. The increase in general and administrative expenses of $2.5 million mainly comprised the following:

o	increase of $0.7 million in headcount-related expenses as we increased the number of administrative personnel,
o	increase of $0.4 million in rent and utility expenses,
o	increase of $0.2 million in insurance expenses,
o	increase of $0.4 million in legal and professional expenses,
o	increase of $0.3 million in recruiting expenses, and
o	increase of $0.5 million in stock-based compensation.

Other Income

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities for the year ended December 31, 2021 was $0 as compared to $31,000 for the fiscal year ended December 31, 2020.

Arbitration settlement

An arbitration proceeding was brought against us before the Financial Industry Regulatory Authority, Inc., or FINRA by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement, each brokered by another broker.  The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions.  The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees, which we recorded in the year ended December 31, 2021.  We removed the case to the United States District Court for the Southern District of New York on September 27, 2021. On October 22, 2021, we filed a motion in federal court to vacate the award. On March 9, 2022, the Company was notified that its motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest.  Post judgment interest will continue to accrue at 1.02% until the judgement is paid.

Interest Income

Interest income was $6,000 and $0.1 million for the years ended December 31, 2021 and 2020, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.  As part of the reaction to the COVID-19 pandemic, the Federal Reserve cut rates in mid-March 2020 to a range of 0.0%-0.25%.

Net Loss

The increase in our net loss during the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited revenue associated with grants. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof.

The following table sets forth our cash, cash equivalents and restricted cash and working capital as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Cash, cash equivalents and restricted cash	$43,497,000	$21,352,000
Working capital	$33,081,000	$18,009,000

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	For the Years Ended
	December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(27,280,000)	$(20,035,000)
Investing activities	(3,131,000)	(9,253,000)
Financing activities	52,556,000	6,736,000
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,145,000	$(22,552,000)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2021 was $27.3 million. The use of cash primarily related to our net loss of $41.9 million and a $5.5 million increase from changes in assets and liabilities. This was in addition to $6.0 million of stock-based compensation, $2.1 million of depreciation expense and $1.0 million of right-of-use asset amortization and lease liability accretion.

Net cash used in operating activities during the year ended December 31, 2020 was $20.0 million. The use of cash primarily related to our net loss of $28.7 million and a $2.4 million increase from changes in assets and liabilities. This was in addition to $5.2 million of stock-based compensation, $0.5 million in depreciation expense and $0.6 million of right-of-use asset amortization and lease liability accretion.

Investing Activities

Net cash used in investing activities was $3.1 million and $9.3 million for the purchase of property and equipment and construction in progress for the years ended December 31, 2021 and 2020, respectively. This included the purchase of $1.6 million and $3.4 million of property and equipment as well as $1.6 million and $5.8 million for the purchase of construction in progress for the years ended December 31, 2021 and 2020 respectively.

2021 purchases of property and equipment were comprised of $1.0 million in laboratory equipment, $0.2 million of computers, software and equipment and $0.3 million of furniture and fixtures and $0.1 million of leasehold improvements. $1.6 million of purchases in construction in progress related to another modular cleanroom and the continued buildout of our manufacturing facility.

2020 purchases of property and equipment were comprised of $2.2 million of laboratory equipment, $0.6 million of computers and equipment, $0.3 million of furniture and fixtures as well as $0.3 million of leasehold improvements. $5.8 million of purchases in construction in progress related to modular cleanrooms and the initial build out of our manufacturing facility.

Financing Activities

Net cash provided by financing activities was $52.6 million during the year ended December 31, 2021, primarily due to the net proceeds received from the underwritten public offering.

Net cash provided by financing activities was $6.7 million during the year ended December 31, 2020, mainly due to the sale of 4,113,440 shares of stock under the Purchase Agreement with Aspire Capital that provided proceeds to the Company of approximately $6.2 million, along with $0.5 million of proceeds from the exercise of stock warrants.

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

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support our Phase 2 clinical trial of MT-401.  To date, we have received $2.4 million of funds from the CPRIT grant.

As of December 31, 2021, we had working capital of $33.1 million, compared to working capital of $18.0 million as of December 31, 2020. Operating expenses incurred during the fiscal year ended December 31, 2021 were $40.7 million compared to $29.4 million in the prior year.  Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, we expect that our cash, cash equivalents and restricted cash as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

●	initiate or continue clinical trials of our product candidates;
●	continue the research and development of our product candidates and seek to discover additional product candidates; seek regulatory approvals for our product candidates if they successfully complete clinical trials;
●	continue development of our manufacturing capabilities and our manufacturing facility;
●	establish sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluate strategic transactions we may undertake; and
●	enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

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

Aspire Common Stock Purchase Agreement

In February 2020, we entered into a common stock purchase agreement, or the Purchase Agreement, with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock over the 30-month term of the Purchase Agreement. As of December 31, 2021, Aspire Capital had purchased 4,113,440 shares under the Purchase Agreement, providing aggregate proceeds to the Company of approximately $6.2 million. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 345,357 shares of the Company’s common stock.

The Purchase Agreement provides that we and Aspire Capital shall not effect any sales under the Purchase Agreement on any purchase date where the closing sale price of our common stock is less than $0.25. There are no trading volume requirements or restrictions under the Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us but is obligated to make purchases from us as directed by us on future funding, rights of first refusal, participation rights, penalties, or liquidated damages in the Purchase Agreement. The Purchase Agreement may be terminated by us at any time, at its discretion, without any cost to us. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of our common stock during any time prior to the termination of the Purchase Agreement. We expect to use any proceeds under the Purchase Agreement for working capital and general corporate purposes.

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

ATM Agreement

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented.

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing coronavirus pandemic and the COVID-19 control responses.

Prior Period Reclassification

Certain reclassifications have been made to reclass certain non-cash capital expenditures on the consolidated statements of cash flows from a cash outflow from investing activity to a non-cash investing activity. The Company has evaluated the materiality of this correction and concluded it was not material to the previously issued consolidated financial statements and had no impact to the reported consolidated balance sheets, consolidated statements of operations or net loss per share.

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

Property and equipment - Construction in Progress

In June 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. In connection with the manufacturing facility, the Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and install modular cleanrooms in a manufacturing facility.  The facility’s construction was completed during December 2020, and a certificate of occupancy was delivered to the Company in January 2021, and as such was placed into service in January 2021.  All costs associated with the buildout will be recorded as either manufacturing equipment and/or leasehold improvements and amortized over the estimated useful life of the asset and/or leasehold lease.

During the third and fourth quarters of 2021, and in connection with the Company’s manufacturing facility in Houston, Texas, the Company incurred $2.2 million of costs pursuant to an agreement with a vendor to build and eventually install a second modular cleanroom.  Such costs were recorded in fixed assets – construction in progress on the balance sheet as of December 31, 2021. Upon completion and installation of the modular cleanroom, all costs associated with the buildout will be recorded as manufacturing equipment and amortized over the estimated useful life.

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

Expected Term — The expected life of stock options was estimated using the “simplified method,” as the Company has limited historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant.

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

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support our Phase 2 clinical trial of MT-401.

In accordance with ASC 730-20-25-8, the extent the financial risk associated with the research and development has been transferred to CPRIT, because repayment of the grant depends solely on the results of research and development having future economic benefit, the Company accounts for this obligation as a contract to perform research and development for others.  The funds received from CPRIT will initially be recorded as a deferred credit in the Company’s balance sheet.

Cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. During the fourth quarter of 2021, the Company received $2.4 million advancement of funds in relation to the CPRIT grant. The Company recorded $1.2 million of grant income related to CPRIT grant as revenue for the year ended December 31, 2021. At December 31, 2021 approximately $1.1 million was recorded as deferred revenue on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Tax Loss and Credit Carryforwards

As of December 31, 2021, we have approximately $130.5 million of federal and $38.6 million of state net operating loss carryforwards that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $41.6 million, if not utilized, will expire between 2029 and 2037. The federal net operating loss carryforwards of $88.9 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $16.7 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.  Any change in ownership greater than 50% under Section 382 of the Internal Revenue Code places significant annual limitations on the use of such net operating loss carryforwards.

At December 31, 2021 and 2020, we recorded a 100% valuation allowance against our deferred tax assets of approximately $36.4 million and $27.6 million, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance against our deferred tax assets would increase net income in the period in which we make such a determination.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in our Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the section headed “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation " and "Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Transactions with Related Persons and Indemnification” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the section headed “Principal Accountant Fees and Services” in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The documents filed as part of this report are as follows:

1.         The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-22.

2.         All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation	8-K	001-37939	3.4	10/17/18

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	000-37939	3.6	10/17/18

4.0	Form of Common Stock Certificate of Marker Therapeutics, Inc.	8-A/A	000-37939	4.1	10/17/18

4.24	Form of Marker Warrant	8-K	001-37939	2.1	5/15/18

4.25	Description of Common Stock of Marker Therapeutics, Inc.	10-K	001-37939	4.25	3/12/20

10.1	Form of Restructuring Agreement dated May 28, 2015	8-K	000-27239	10.1	6/3/15

10.2	Amended and Restated Restructuring Agreement, dated as of June 2, 2015	8-K	000-27239	10.1	6/5/15

10.3	Form of Securities Purchase Agreement (including registration rights)	8-K	001-37939	10.1	6/8/18

10.4	Registration Rights Agreement	8-K	001-37939	2.1	5/15/18

10.5	License and Assignment Agreement, dated July 21, 2015, with The Mayo Foundation for Medical Education and Research**	10-Q	000-27239	10.1	8/14/15

10.6	License and Assignment Agreement with Mayo Foundation for Medical Education and Research dated May 19, 2016**	10-Q	000-27239	10.1	8/15/16

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.7	Exclusive License Agreement between Baylor College of Medicine and Marker Therapeutics, Inc. dated March 16, 2018***	10-K	001-37939	10.21	3/15/19
10.8	Sponsored Research Contract between Baylor College of Medicine and Marker Therapeutics, Inc. dated November 16, 2018***	10-K	001-37939	10.22	3/15/19

10.9	2009 Stock Incentive Plan*	DEF14-C	000-27239	B	1/29/10

10.10	2014 Omnibus Stock Ownership Plan, as amended through August 29, 2017*	8-K	001-37939	10.1	9/5/17

10.11	Amendment to 2014 Omnibus Stock Ownership Plan, as amended *	8-K	001-37939	4.4	10/17/18

10.12	Form of Stock Option Award Agreement –Employee*	8-K	001-37939	10.3	10/23/18

10.13	Form of Stock Option Award Agreement – Non-Employee Director*	S-8	333-228056	10.1	10/30/18

10.14	Form of Stock Option Award Agreement – Consultant*	8-K	001-37939	10.2	10/23/18

10.15	Form of Restricted Stock Award Agreement – Consultant*	10-Q	000-27239	10.7	11/16/15

10.16	Employment Agreement between TapImmune Inc. and Peter Hoang dated as of September 22, 2017*	8-K	001-37939	10.1	9/25/17

10.17	Employment Agreement by and between TapImmune Inc. and Michael J. Loiacono dated as of August 25, 2016*	8-K	000-27239	10.1	8/25/16

10.18	Amendment to Employment Agreement between Marker Therapeutics, Inc. and Michael J. Loiacono dated as of November 27, 2018*	8-K	001-37939	10.2	12/3/18

10.19	Employment Agreement between Marker Therapeutics, Inc. and Anthony Kim dated as of November 27, 2018*	8-K	001-37939	10.3	12/3/18

10.20	Consulting Agreement between Dr. Juan Vera and Marker Therapeutics, Inc. dated October 19, 2018*	8-K	001-37939	10.1	10/23/18

10.21	Form of Director and Officer Indemnification Agreement*	10-K	001-37939	10.39	3/15/19

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.22	Amendment to Employment Agreement between Marker Therapeutics, Inc. and Peter Hoang, dated March 14, 2019*	10-K	001-37939	10.40	3/15/19

10.23	Employment Agreement between Marker Therapeutics, Inc. and Mythili Koneru, dated February 6, 2019.*	10-Q	001-37939	10.3	5/10/19

10.24	Marker Therapeutics, Inc. 2020 Equity Incentive Plan	S-8	333-239136	99.1	6/12/20

10.25	Form of Stock Option Grant Notice and Stock Option Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.	10-Q	001-37939	10.1	11/9/20

10.26	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.	10-Q	001-37939	10.2	11/9/20

10.27	Form of Common Stock Purchase Warrant	8-K	000-27239	4.1	8/14/14

10.28	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series A	8-K	000-27239	4.6	1/12/15

10.29	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series C	8-K	000-27239	4.8	1/12/15

10.30	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series D	8-K	000-27239	4.9	1/12/15

10.31	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series E	8-K	000-27239	4.10	1/12/15

10.32	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series A-1	8-K	000-27239	4.6	3/10/15

10.33	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series E-1	8-K	000-27239	4.10	3/10/15

10.34	Form of Amended Series A Warrant	8-K	000-27239	4.2	8/11/16

10.35	Form of Amended Series C Warrant	8-K	000-27239	4.3	8/11/16

10.36	Form of Amended Series D Warrant	8-K	000-27239	4.4	8/11/16

10.37	Form of Amended Series E Warrant	8-K	000-27239	4.5	8/11/16

10.38	Form of Amended Series A-1 Warrant	8-K	000-27239	4.6	8/11/16

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.39	Form of Amended Series D-1 Warrant	8-K	000-27239	4.7	8/11/16

10.40	Form of Series F Warrant	8-K	000-27239	4.9	8/11/16

10.41	Form of Series F-1 Warrant	8-K	000-27239	4.10	8/11/16

10.42	Form of August 2016 Private Placement Warrant	8-K	000-27239	4.1	8/11/16

10.43	Form of 2016 Private Placement Agent Warrant	8-K	000-27239	4.11	8/11/16

10.44	Form of June 2017 Private Placement Warrant	8-K	001-37939	4.1	6/22/17

10.45	Form of 2017 Private Placement Agent Warrant	8-K	001-37939	4.2	6/22/17

10.46	Form of Warrant Amendment Agreement August 2016 Private Placement	8-K	000-27239	10.3	8/11/16

10.47	Form of Warrant Exercise Agreement	8-K	001-37939	10.3	6/22/17

10.48	Form of Private Placement Warrant	8-K	001-37939	4.1	6/8/18

10.49	Form of Private Placement Warrant	8-K	001-37393	4.2	6/8/18

21.1	List of Subsidiaries					X

23.1	Consent of Marcum LLP, an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a					X

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#					X

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#					X

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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

#     These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350 and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2022

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 17, 2022 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Peter Hoang	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2022
Peter Hoang

/s/ Frederick Wasserman	Director	March 17, 2022
Frederick Wasserman

/s/ David Laskow-Pooley	Director	March 17, 2022
David Laskow-Pooley

/s/ John Wilson	Director	March 17, 2022
John Wilson

/s/ Juan Vera	Director	March 17, 2022
Juan Vera

/s/ N. David Eansor	Director	March 17, 2022
N. David Eansor

/s/ Steve Elms	Director	March 17, 2022
Steve Elms

/s/ Katharine Knobil	Director	March 17, 2022
Katharine Knobil

/s/ Anthony Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2022
Anthony Kim

MARKER THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Marker Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marker Therapeutics, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to sustain its operating expenses and capital expenditure requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston TX

March 17, 2022

MARKER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$42,351,145	$21,352,382
Restricted cash	1,146,186	—
Prepaid expenses and deposits	2,484,634	2,057,924
Other receivables	237	1,000,559
Total current assets	45,982,202	24,410,865
Non-current assets:
Property, plant and equipment, net	10,096,861	3,570,736
Construction in progress	2,225,610	6,789,098
Right-of-use assets, net	9,830,461	10,844,116
Total non-current assets	22,152,932	21,203,950

Total assets	$68,135,134	$45,614,815

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$11,134,913	$6,013,010
Lease liability	620,490	388,792
Deferred revenue	1,146,186	—
Total current liabilities	12,901,589	6,401,802
Non-current liabilities:
Lease liability, net of current portion	11,247,950	11,868,440
Total non-current liabilities	11,247,950	11,868,440

Total liabilities	24,149,539	18,270,242

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Common stock, $0.001 par value, 150 million shares authorized, 83.1 million and 50.7 million shares issued and outstanding as of December 31, 2021 and 2020, respectively	83,079	50,731
Additional paid-in capital	442,020,871	383,533,326
Accumulated deficit	(398,118,355)	(356,239,484)
Total stockholders' equity	43,985,595	27,344,573

Total liabilities and stockholders' equity	$68,135,134	$45,614,815

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Revenues:
Grant income	$1,241,710	$466,785
Total revenues	1,241,710	466,785
Operating expenses:
Research and development	27,794,879	18,880,751
General and administrative	12,924,826	10,471,846
Total operating expenses	40,719,705	29,352,597
Loss from operations	(39,477,995)	(28,885,812)
Other income:
Change in fair value of warrant liabilities	—	31,000
Arbitration settlement	(2,406,576)	—
Interest income	5,700	148,742
Net loss	$(41,878,871)	$(28,706,070)

Net loss per share, basic and diluted	$(0.55)	$(0.61)
Weighted average number of common shares outstanding, basic and diluted	76,505,675	47,039,862

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders'
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2020	45,728,831	$45,728	$371,573,909	$(327,533,414)	$44,086,223
Issuance common stock for cash	4,113,440	4,114	6,181,897	—	6,186,011
Warrants exercised for cash	458,334	459	549,541	—	550,000
Issuance of common stock as commitment fee for future financing	345,357	345	(345)	—	—
Stock-based compensation	85,110	85	5,228,324	—	5,228,409
Net loss	—	—	—	(28,706,070)	(28,706,070)
Balance at December 31, 2020	50,731,072	50,731	383,533,326	(356,239,484)	27,344,573
Issuance of common stock for cash (net of offering costs of $3.9 million)	32,282,857	32,283	52,520,475	—	52,552,758
Stock options exercised for cash	1,456	2	3,085	—	3,087
Stock-based compensation	63,290	63	5,963,985	—	5,964,048
Net loss	—	—	—	(41,878,871)	(41,878,871)
Balance at December 31, 2021	83,078,675	$83,079	$442,020,871	$(398,118,355)	$43,985,595

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(41,878,871)	$(28,706,070)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,148,983	485,641
Changes in fair value of warrant liabilities	—	(31,000)
Stock-based compensation	5,964,048	5,228,409
Amortization on right-of-use assets	1,013,655	590,039
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(426,710)	(531,482)
Other receivables	1,000,322	55,630
Accounts payable and accrued expenses	4,141,414	3,047,410
Deferred revenue	1,146,186	—
Lease liability	(388,792)	(173,268)
Net cash used in operating activities	(27,279,765)	(20,034,691)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,572,161)	(3,422,754)
Purchase of construction in progress	(1,558,970)	(5,830,133)
Net cash used in investing activities	(3,131,131)	(9,252,887)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	52,552,758	6,186,011
Proceeds from exercise of warrants	—	550,000
Proceeds from exercise of stock options	3,087	—
Net cash provided by financing activities	52,555,845	6,736,011
Net increase (decrease) in cash, cash equivlants and restricted cash	22,144,949	(22,551,567)

Cash, cash equivalents and restricted cash at beginning of the year	21,352,382	43,903,949
Cash, cash equivalents and restricted cash at end of the year	$43,497,331	$21,352,382

	For the Years Ended
	December 31,
	2021	2020
Supplemental schedule of non-cash financing and investing activities:
Reclassifications between construction in progress and fixed assets	$6,789,098	$—
Capital expenditures included in accounts payable	$2,160,765	$1,180,276
Issuance of common stock as commitment fee for future financing	$—	$345
Recognition of right-of-use assets and lease liability from new operating lease agreement	$—	$11,114,300

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS DECEMBER 31, 2021 AND 2020

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

NOTE 2:    FINANCIAL CONDITION, GOING CONCERN AND MANAGEMENT PLANS

As of December 31, 2021, the Company had cash, cash equivalents and restricted cash of approximately $43.5 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

On March 16, 2021, the Company issued an aggregate of 32,282,857 shares of its common stock, for net proceeds of $52.6 million.

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the "ATM Agreement") with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the "Sales Agents"), pursuant to which the Company can offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold will be issued pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and the Company has provided each of the Sales Agents with indemnification and contribution rights. To date, the Company has not sold any shares of its common stock under the ATM Agreement.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas ("CPRIT") to support the Company's Phase 2 clinical trial of MT-401. The CPRIT award is intended to support the adjuvant arm of the Company's Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group. To date, the Company has received $2.4 million of funds from the CPRIT grant. The Company recorded $1.2 million of grant income related to the CPRIT grant as revenue for the year ended December 31, 2021. At December 31, 2021, $1.1 million was recorded as Restricted Cash and Deferred Revenue on the Company’s consolidated financial statements.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash, cash equivalents and restricted cash as of December 31, 2021 will enable the Company to fund its operating expenses and capital expenditure requirements into the first quarter of 2023, as such these factors raise substantial doubt regarding the Company's ability to continue as a going concern. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term liquidity due to the COVID-19 pandemic. However, the Company will continue to assess the effect of the pandemic on its operations, including its clinical programs. The extent to which the COVID-19 pandemic will impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the emergence of any new variant strains of COVID-19, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements, the timing, distribution, rate of public acceptance and efficacy of vaccines and other treatments, and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact brought by, and the duration of the COVID-19 pandemic may be difficult to assess or predict it could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and any variant strains thereof could materially affect the Company’s business and the value of its common stock.

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

Cash, Cash Equivalents, Restricted Cash and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash, cash equivalents and restricted cash at December 31, 2021 consisted of cash and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of December 31, 2021, approximately $3.2 million in cash was uninsured based upon the FDIC insurance coverage limits.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	December 31,	December 31,
Cash, cash equivalents and restricted cash	2021	2020

Cash and cash equivalents	$42,351,145	$21,352,382
Restricted cash	$1,146,186	$—
Total cash, cash equivalents and restricted cash shown in statements of cash flows	$43,497,331	$21,352,382

Cash received from grants in advance of incurring qualifying costs are recorded as restricted cash and deferred revenue until they are earned and recorded to grant income.

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

During the third and fourth quarters of 2021, and in connection with the Company's manufacturing facility in Houston, Texas, the Company incurred $2.2 million of costs pursuant to an agreement with a vendor to build and eventually install a second modular cleanroom. Such costs were recorded in fixed assets - construction in progress on the balance sheet as of December 31, 2021. Upon completion and installation of the modular cleanroom, all costs associated with the buildout will be recorded as manufacturing equipment and amortized over the estimated useful life.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2021 and 2020, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2021 and 2020.

Grant Income

The Company recognizes grant income in accordance with the terms stipulated under the grant awarded to the Company’s collaborators at the Mayo Foundation from the U. S. Department of Defense. In various situations, the Company receives certain payments from the Mayo Foundation for reimbursement of clinical supplies. These payments are non-refundable and are not dependent on the Company’s ongoing future performance. The Company has adopted a policy of recognizing these payments when received and as revenue in accordance with Accounting Standards Update No. 2014 09, "Revenue from Contracts with Customers (Topic 606)" issued by FASB.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support our Phase 2 clinical trial of MT-401.

In accordance with ASC 730-20-25-8, the extent the financial risk associated with the research and development has been transferred to CPRIT, because repayment of the grant depends solely on the results of research and development having future economic benefit, the Company accounts for this obligation as a contract to perform research and development for others.  The funds received from CPRIT will initially be recorded as a deferred credit in the Company’s balance sheet.

Restricted cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. During the fourth quarter of 2021, the Company received $2.4 million advancement of funds in relation to the CPRIT grant. The Company recorded $1.2 million of grant income related to the CPRIT grant as revenue for the year ended December 31, 2021. At December 31, 2021, $1.1 million was recorded as restricted cash and deferred revenue on the Company's consolidated financial statements.

Loss per Common Share

Basic loss per share includes only the weighted average common shares outstanding, without consideration of potentially dilutive securities. Diluted loss per share includes the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.

New Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

Recent Accounting Standards Adopted in the Year

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has adopted the new standard effective January 1, 2021 and has concluded that the adoption of this standard did not have a material impact on its consolidated financial statements and related disclosures.

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

The following table sets forth the computation of net loss per share for the years ended December 31, 2021 and 2020, respectively:

	For the Years Ended
	December 31,
	2021	2020
Numerator:
Net loss	$(41,878,871)	$(28,706,070)

Denominator:
Weighted average common shares outstanding	76,505,675	47,039,862

Net loss per share:
Basic and diluted	$(0.55)	$(0.61)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2021	2020
Common stock options	7,686,000	6,002,000
Common stock purchase warrants	19,830,000	20,830,000
Potentially dilutive securities	27,516,000	26,832,000

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

NOTE 6:    PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2021 and 2020, respectively:

		December 31,	December 31,
	Estimated Useful Lives	2021	2020
Lab and manufacturing equipment	5 Years	$7,851,000	$2,360,000
Computers, equipment and software	3-5 Years	1,020,000	835,000
Office furniture	5 Years	793,000	678,000
Leasehold improvements	Lesser of lease term or estimated useful life	3,173,000	289,000
Total		12,837,000	4,162,000
Less: accumulated depreciation		(2,740,000)	(591,000)
Construction in progress		2,226,000	6,789,000
Total fixed assets, net		$12,323,000	$10,360,000

Depreciation expense for the years ended December 31, 2021 and 2020 was approximately $2.1 million and $0.5 million, respectively.

In June 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas.The Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in the manufacturing facility.  $6.8 million is recorded in fixed assets – construction in progress on the balance sheet as of December 31, 2020. The completion of the facility’s construction occurred during December 2020 and the Company received its certificate of occupancy in January 2021, and as such was placed into service in January 2021. During January 2021, all costs associated with the buildout will be recorded as either manufacturing equipment and/or leasehold improvements and amortized over the estimated useful life of the asset and/or leasehold lease.

During the year ended December 31, 2021, and in connection with the opening of the Company’s manufacturing facility in Houston, Texas, the Company incurred $2.2 million of costs pursuant to an agreement with a vendor to build and eventually install a second modular cleanroom. Such costs were recorded in fixed assets – construction in progress on the balance sheet as of December 31, 2021.

NOTE 7: LEASES

The Company leases manufacturing, research and administrative facilities under operating leases. The Company evaluates its contracts to determine if an arrangement is a lease at inception and classify it as a finance or operating lease. Currently, all of the Company’s leases are classified as operating leases. Leased assets and corresponding liabilities are recognized based on the present value of the lease payments over the lease term. The lease terms may include options to extend when it is reasonably certain that the Company will exercise that option. The company did not consider that option in calculating Right-of-use assets and lease liability as the Company is not reasonably certain it will extend the contract beyond the current terms.

Topic ASC 842 requires the Company to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. Right-of-use assets are recorded in non-current assets on the Company’s consolidated balance sheets. Current and non-current lease liabilities are recorded within current liabilities and non-current liabilities, respectively, on its consolidated balance sheets. Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease.

As of December 31, 2021, the Company had total operating lease liabilities of approximately $11.9 million and right-of-use assets of approximately $9.8 million, which were included in the consolidated balance sheet.

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

The following summarizes quantitative information about the Company’s operating leases:

	For the Years Ended
	December 31,
	2021	2020
Operating lease expense summary:
Operating lease expense	$1,702,000	$960,000
Short-term lease expense	—	22,000
Variable lease expense	606,000	167,000
Total	$2,308,000	$1,149,000

	For the Years Ended
	December 31,
	2021	2020
Other information:
Operating cash flows - operating leases	$1,077,000	$544,000

The weighted-average remaining lease term as of December 31, 2021 and December 31, 2020 was approximately 8.4 years and 9.3 years, respectively. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2021 and December 31, 2020 was approximately 5.7%.

Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

Year ended December 31, 2022	$1,278,000
Year ended December 31, 2023	1,542,000
Year ended December 31, 2024	1,826,000
Year ended December 31, 2025	1,874,000
Year ended December 31, 2026	1,775,000
Thereafter	6,997,000
Total	15,292,000
Less present value discount	(3,424,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at December 31, 2021	$11,868,000

NOTE 8:     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2021 and 2020, respectively:

	December 31,	December 31,
	2021	2020
Accounts payable	$5,144,000	$2,935,000
Compensation and benefits	2,055,000	1,694,000
Process development expenses	385,000	277,000
Professional fees	644,000	875,000
Technology license fees	250,000	105,000
Arbitration settlement fees	2,407,000	—
Other	250,000	127,000
Total accounts payable and accrued liabilities	$11,135,000	$6,013,000

NOTE 9:    STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has authorized up to 150,000,000 shares of common stock, $0.001 par value per share, for issuance. Significant 2021 and 2020 common stock transactions were as follows:

2021 Common Stock Transactions

Exercise of Stock Options

During the year ended December 31, 2021, certain outstanding options were exercised for 1,456 shares of common stock providing aggregate proceeds to the Company of approximately $3,100.

Board Compensation

During the year ended December 31, 2021, the Company issued an aggregate of 0.1 million shares of common stock to its non-employee directors. The fair value of the common stock of approximately $0.2 million was recognized as a component of stock-based compensation expense in general and administrative expenses.

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

Aspire Capital

On February 28, 2020, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of the Company’s common stock over the 30-month term of the purchase agreement. In consideration for entering into the purchase agreement, the Company issued to Aspire Capital 0.3 million shares of the Company’s common stock as a commitment fee.  The Company recorded the commitment fee to additional paid in capital.  As of December 31, 2020, Aspire Capital had purchased 4.1 million shares under the Purchase Agreement, providing aggregate proceeds to the Company of approximately $6.2 million. Aspire Capital did not purchase any shares under the Purchase Agreement during the year ended December 31, 2021.

NOTE 10:    WARRANTS

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of December 31, 2021 and 2020, respectively, and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2020	22,664,000	$4.71	3.33	$954,000
Exercised for cash	(458,000)	1.20	—	—
Expired or cancelled	(1,376,000)	9.46	—	—
Balance - December 31, 2020	20,830,000	4.47	2.60	—
Expired or cancelled	(1,000,000)	5.50	—	—
Balance - December 31, 2021	19,830,000	$4.42	1.70	$—

2020 Warrant Transactions

Exercise of Stock Warrants

During the year ended December 31, 2020, certain outstanding warrants were exercised for 0.5 million shares of common stock providing aggregate proceeds to the Company of approximately $0.6 million.

NOTE 11:    STOCK OPTION PLANS

Options to Purchase Shares of Common Stock

2021 Equity Incentive Awards

On May 19, 2020, the Board adopted the 2020 Equity Incentive Plan ("2020 Plan") which replaced the 2014 Omnibus Stock Option Plan. The 2020 Plan allows for grants of stock options, restricted shares, stock bonuses and other equity-based awards to employees and non-employee directors of the Company. Awards under the 2020 Plan may be at prices and for terms as determined by the Company's board of directors and may have vesting requirements as determined by the Board, provided that the exercise price for any stock option must be at least equal to the fair market value (as defined in the 2020 Plan) of a share of the stock on the grant date. Once granted, the exercise price of an option may not be reduced without the approval of the Company's stockholders, other than under certain limited circumstances such as a stock split or take any other action with respect to a stock option that would be treated as a repricing under the rules and regulations of the Nasdaq Stock Exchange.

Options granted under the 2020 Plan have a maximum term of ten years from the date of grant and generally vest over four years.

On February 10, 2021, pursuant to the Company's 2020 Equity Incentive Plan, the compensation committee of the Company's board of directors approved a total of 740,000 options to purchase the Company's common stock as equity-based incentive awards to the Company's executive officers, other than the Chief Executive Officer. Each option award was granted with an exercise price of $3.29 per share, the closing price of the Company's common stock on the Nasdaq Global Market on February 10, 2021, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such executive officer's continued service on the applicable vesting date. Additionally, on February 10, 2021, the compensation committee of the Company's board of directors approved a total of 260,000 options to purchase the Company's common stock to non-executive employees of the Company as equity-based incentive awards. Each option award was granted with an exercise price of $3.29 per share, the closing price of the Company's common stock on the Nasdaq Global Market on February 10, 2021, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such employee's continued service on the applicable vesting date.

On February 11, 2021, upon the recommendation of the compensation committee and pursuant to the Company's 2020 Equity Incentive Plan, the Company's board of directors approved a total of 430,000 options to purchase the Company's common stock as (equity-based incentive awards to the Company's Chief Executive Officer. The option award was granted with an exercise price of $3.06 per share, the closing price of the Company's common stock on the Nasdaq Global Market on February 11, 2021, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such Chief Executive Officer's continued service on the applicable vesting date.

The above awards were in addition to 90,000 stock option awards issued during the three months ended March 31, 2021 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $1.47 per share, the closing price of the Company's common stock on the Nasdaq Global Market on January 4, 2021, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee's continued service on the applicable vesting date.

100,000 stock option awards were issued during the three months ended June 30, 2021 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $2.19 per share, the closing price of the Company's common stock on the Nasdaq Global Market on April 1, 2021, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee's continued service on the applicable vesting date.

130,000 stock option awards were issued during the three months ended September 30, 2021 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $2.88 per share, the closing price of the Company's common stock on the Nasdaq Global Market on July 1, 2021, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee's continued service on the applicable vesting date.

40,000 stock option awards were issued during the three months ended December 31, 2021 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $1.67 per share, the closing price of the Company's common stock on the Nasdaq Global Market on October 1, 2021, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee's continued service on the applicable vesting date. Also, 125,000 stock option awards were issued to a new outside director. The option award was granted with an exercise price of $1.20 per share, the closing price of the Company's common stock on the Nasdaq Global Market on December 8, 2021, vesting in 36 equal monthly installments.

During the year ended December 31, 2021, 1,456 stock options were exercised for net proceeds of $3,100.

As of December 31, 2021, approximately 2.9 million options are available to be issued from the 2020 Plan.

Stock Options

A summary of the Company’s stock option activity is as follows for stock options:

				Weighted Average
				Remaining
		Weighted Average	Total Intrinsic	Contractual
	Number of Shares	Exercise Price	Value	Life (in years)
Outstanding as of January 1, 2021	6,001,814	$6.22	$—	8.3
Granted	1,915,000	2.90	—	8.9
Exercised	(1,456)	2.12	—	—
Canceled/Expired	(229,125)	3.59	—	—
Outstanding as of December 31, 2021	7,686,233	$5.47	$—	7.7
Options vested and exercisable	4,298,747	$6.66	$—	7.2

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2021 and 2020, respectively, were as follows:

	For the Years Ended
	December 31,
	2021	2020
Exercise price	$2.90	$2.08
Expected term (years)	6.0	6.0
Expected stock price volatility	94%	108%
Risk-free rate of interest	1%	1%
Expected dividend rate	0%	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Years Ended
	December 31,
	2021	2020
Stock Compensation expenses:
Research and development	$2,856,000	$2,588,000
General and administrative	3,108,000	2,640,000
Total stock compensation expenses	$5,964,000	$5,228,000

At December 31, 2021, the total stock-based compensation cost related to unvested awards not yet recognized was $8.6 million. The expected weighted average period compensation costs to be recognized was 2.0 years. Future option grants will impact the compensation expense recognized.

NOTE 12: GRANT INCOME

During the years ended December 31, 2021 and 2020, the Company received $0 and $0.5 million, respectively, of a grant awarded to Mayo Foundation from the U.S. Department of Defense for the Phase 2 Clinical Trial of TPIV200. The grant compensated the Company for clinical supplies manufactured and provided by the Company for the clinical study.

Additionally, in August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company's Phase 2 clinical trial of MT-401. The CPRIT award is intended to support the adjuvant arm of the Company's Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group.

During the fourth quarter of 2021, the Company received $2.4 million advancement of funds in relation to the CPRIT grant. The Company recorded $1.2 million of grant income related to the CPRIT grant as revenue for the year ended December 31, 2021. At December 31, 2021 $1.1 million was recorded as Restricted Cash and Deferred Revenue on the Company's consolidated financial statements.

NOTE 13:    LEGAL PROCEEDINGS

From time to time, the Company may be party to ordinary, routine litigation incidental to their business. Other than below, the Company knows of no material, active or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

An arbitration proceeding was brought against the Company before the Financial Industry Regulatory Authority, Inc. (“FINRA”) by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker. The broker's claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions. The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees. As of September 30, 2021, the Company recorded an accrual of $2.4 million in accrued liabilities on its consolidated balance sheet and a $2.4 million charge to other expenses. On September 17, 2021, the broker filed a petition to confirm the FINRA arbitration award in the Supreme Court of New York for the County of New York. The Company removed the case to the United States District Court for the Southern District of New York on September 27, 2021. On October 22, 2021, the Company filed a motion in federal court to vacate the award.

On March 9, 2022, the Company was notified that its motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest. Post judgment interest will continue to accrue at 1.02% until the judgement is paid.

NOTE 14:    RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the years ended December 31, 2021 and 2020, respectively.

	For the Years Ended
	December 31,
	2021	2020
Baylor College of Medicine	$2,851,000	$1,818,000
Bio-Techne Corporation	306,000	152,000
Wilson Wolf Manufacturing Corporation	280,000	61,000
Total Research and development	$3,437,000	$2,031,000

$1.0 million of related party transactions are included in accounts payable and accrued liabilities as of December 31, 2021.

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

Purchases from Wilson Wolf Manufacturing Corporation.

The Company is currently utilizing Wilson Wolf Manufacturing Corporation for the purchases of cell culture devices called G-Rexes. Mr. John Wilson is a member of the Company's board of directors and is serving as the CEO of Wilson Wolf Manufacturing Corporation. Wilson Wolf Manufacturing became a related party during fiscal year 2021 and as such, $61,000 transactions for the period ended December 31, 2020 were included in the table above.

NOTE 15:    INCOME TAXES

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2021 and 2020.

The effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2021 and 2020 are as follows:

	As of December 31,
	2021	2020	2020
Deferred Tax Assets		(As revised)	(As reported)
Net Operating Loss Carryforward	29,087,000	21,783,000	21,783,000
Stock Compensation	5,599,000	4,718,000	6,775,000
Accrued Expenses	510,000	—	—
License Agreements	127,000	144,000	144,000
Research and Development	733,000	733,000	733,000
Charitable Contributions	8,000	8,000	8,000
Operating Lease Liability	2,514,000	2,626,000	2,626,000
	38,578,000	30,012,000	32,069,000
Less: Valuation Allowance	(36,401,000)	(27,632,000)	(29,689,000)
Total Deferred Tax Assets	2,177,000	2,380,000	2,380,000

Deferred Tax Liabilities
Fixed Assets	(94,000)	(57,000)	—
Right-of-Use Assets	(2,083,000)	(2,323,000)	(2,380,000)
Total Deferred Tax Liabilities	(2,177,000)	(2,380,000)	(2,380,000)

Net Deferred Tax Assets/(Liabilities)	—	—	—

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the history of losses, management believes that it is more likely than not, that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2021 and 2020. The Company decreased the prior period deferred tax asset by $2.1 million with a corresponding decrease in its valuation allowance. This immaterial adjustment mostly related to the correction of the cumulative value of cancelled non-qualified stock options. The Company has research and development tax credit carryforwards of $733,000 available to offset future federal income taxes. The research and development tax credit carryforwards begin to expire in 2030.

The Company has approximately $130.5 million of federal and $38.6 million of state Net Operating Losses (“NOL”s) that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $41.6 million, if not utilized, will expire between 2029 and 2037. The federal net operating loss carryforwards of $88.9 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of

$21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $16.7 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

The Company’s income tax returns for 2017 to 2020 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.

For the years ended December 31, 2021 and 2020, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2021		2020
		Percent of		Percent of
	Amount	Pretax Loss	Amount	Pretax Loss
U.S. federal statutory rate	(8,795,000)	21.00%	(6,028,000)	21.00%
State taxes, net of federal benefit	(48,000)	0.11%	(118,000)	0.41%
Tax rate change	(291,000)	0.69%	677,000	-2.36%
Permanent Differences				0.00%
- Change in fair value of derivative liabilities	—	0.00%	(7,000)	0.02%
- Other permanent differences	262,000	-0.63%	182,000	-0.63%
Change in valuation allowance	8,769,000	-20.94%	5,057,000	-17.62%
Deferred true-up	103,000	-0.25%	237,000	-0.83%
Income tax provision/(benefit)	—	0.00%	—	0.00%

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2020, and 2019, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

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

NOTE 16:SUBSEQUENT EVENTS

On February 16, 2022, the Company received a notice from the Nasdaq Global Market that the Company was not in compliance with Nasdaq's Listing Rule 5450(a)(1), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. The Company has 180 calendar days, or until August 15, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of the Company's common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the minimum bid price requirement by August 15, 2022, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period.