Form 10-Q
period 2022-03-31
Marker Therapeutics, Inc.
filed 2022-05-13
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022

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

As of May 1, 2022, the Company had 83,599,187 shares of common stock issued and outstanding.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$28,637,217	$42,351,145
Restricted cash	181,864	1,146,186
Prepaid expenses and deposits	2,196,225	2,484,634
Other receivables	2,185	237
Total current assets	31,017,491	45,982,202
Non-current assets:
Property, plant and equipment, net	10,276,936	10,096,861
Construction in progress	4,089,135	2,225,610
Right-of-use assets, net	9,572,572	9,830,461
Total non-current assets	23,938,643	22,152,932

Total assets	$54,956,134	$68,135,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$7,348,680	$11,134,913
Lease liability	683,969	620,490
Deferred revenue	181,864	1,146,186
Total current liabilities	8,214,513	12,901,589
Non-current liabilities:
Lease liability, net of current portion	11,035,857	11,247,950
Total non-current liabilities	11,035,857	11,247,950

Total liabilities	19,250,370	24,149,539

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at March 31, 2022 and December 31,2021, respectively	—	—
Common stock, $0.001 par value, 150 million shares authorized, 83.5 million and 83.1 million shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	83,451	83,079
Additional paid-in capital	443,651,176	442,020,871
Accumulated deficit	(408,028,863)	(398,118,355)
Total stockholders' equity	35,705,764	43,985,595

Total liabilities and stockholders' equity	$54,956,134	$68,135,134

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Revenues:
Grant income	$964,322	$—
Total revenues	964,322	—
Operating expenses:
Research and development	$7,026,066	$5,643,029
General and administrative	3,733,001	3,137,958
Total operating expenses	10,759,067	8,780,987
Loss from operations	(9,794,745)	(8,780,987)
Other income (expenses):
Arbitration settlement	(118,880)	—
Interest income	3,117	1,537
Net loss	$(9,910,508)	$(8,779,450)

Net loss per share, basic and diluted	$(0.12)	$(0.16)
Weighted average number of common shares outstanding, basic and diluted	83,107,649	56,470,247

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2022
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2022	83,078,675	$83,079	$442,020,871	$(398,118,355)	$43,985,595
Stock-based compensation	372,512	372	1,630,305	—	1,630,677
Net loss	—	—	—	(9,910,508)	(9,910,508)
Balance at March 31, 2022	83,451,187	$83,451	$443,651,176	$(408,028,863)	$35,705,764

	For the Three Months Ended March 31, 2021
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2021	50,731,072	$50,731	$383,533,326	$(356,239,484)	$27,344,573
Issuance of common stock for cash (net of offering cost of $3.9 million)	32,282,857	32,283	52,520,475	—	52,552,758
Stock-based compensation	—	—	1,377,038	—	1,377,038
Net loss	—	—	—	(8,779,450)	(8,779,450)
Balance at March 31, 2021	83,013,929	$83,014	$437,430,839	$(365,018,934)	$72,494,919

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(9,910,508)	$(8,779,450)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	576,331	502,743
Stock-based compensation	1,630,677	1,377,038
Amortization of right-of-use assets	257,889	251,626
Changes in operating assets and liabilities:
Prepaid expenses and deposits	288,409	95,000
Other receivables	(1,948)	(308)
Accounts payable and accrued expenses	(3,953,976)	(1,482,473)
Deferred revenue	(964,322)	—
Lease liability	(148,614)	(64,329)
Net cash used in operating activities	(12,226,062)	(8,100,153)
Cash Flows from Investing Activities:
Purchase of property and equipment	(826,583)	(442,277)
Cash used for construction in progress	(1,625,605)	(958,965)
Net cash used in investing activities	(2,452,188)	(1,401,242)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	—	52,656,588
Net cash provided by financing activities	—	52,656,588
Net (decrease) increase in cash, cash equivlants and restricted cash	(14,678,250)	43,155,193

Cash, cash equivalents and restricted cash at beginning of the period	43,497,331	21,352,382
Cash, cash equivalents and restricted cash at end of the period	$28,819,081	$64,507,575

	For the Three Months Ended
	March 31,
	2022	2021
Supplemental schedule of non-cash financing and investing activities:
Offering cost not yet paid	$—	$103,830
Reclassifications between construction in progress and fixed assets	$—	$6,789,098
Capital expenditures included in accounts payable	$2,328,499	$220,168

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at March 31, 2022 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K filed on March 17, 2022.

NOTE 3: LIQUIDITY , GOING CONCERN AND FINANCIAL CONDITION

As of March 31, 2022, the Company had cash, cash equivalents and restricted cash of approximately $28.8 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

In August 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. The shelf registration statement on Form S-3 includes a prospectus supplement covering the offering up to $19.8 million of shares of common stock over the 12 months ending March 18, 2023 in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and the Company has provided each of the Sales Agents with indemnification and contribution rights. From April 1, 2022 to the date of this filing, the Company sold 148,000 shares of its common stock under the ATM Agreement for net proceeds of $63,600.

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

On April 21, 2022, the Company entered into a binding services agreement (the “Agreement”), effective April 12, 2022, with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Wilson Wolf is in the business of creating products and services intended to simply and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash, cash equivalents and restricted cash as of March 31, 2022 will enable the Company to fund its operating expenses and capital expenditure requirements into the second quarter of 2023. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term liquidity due to the COVID-19 pandemic. However, the Company will continue to assess the effect of the pandemic on its operations, including its clinical programs. The extent to which the COVID-19 pandemic will impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the  geographic spread of the disease, the duration of the outbreak, the emergence of any new variant strains of COVID-19, the duration and effect of any future business disruptions in the United States and other countries to contain and treat the disease and the rate of public acceptance and efficacy of vaccines and other treatments. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic and other global macroeconomic factors, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

On February 16, 2022, the Company received a notice from The Nasdaq Stock Market that the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. The Company has 180 calendar days, or until August 15, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the minimum bid price requirement by August 15, 2022, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period.

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

Prior Period Reclassification

Certain reclassifications have been made to reclass certain non-cash capital expenditures on the condensed consolidated statements of cash flows from a cash outflow from investing activity to a non-cash investing activity. The Company has evaluated the materiality of this adjustment and concluded it was not material to the previously issued consolidated financial statements and had no impact to the reported condensed consolidated balance sheets, consolidated statements of operations or net loss per share.

For the three months ended March 31, 2021, this immaterial adjustment had the effect of decreasing net cash used in operating activities and increasing net cash used in investing activities by $1.0 million from what was previously reported.

Property and equipment - Construction in Progress

During the third and fourth quarters of 2021, and in connection with the Company’s manufacturing facility in Houston, Texas, the Company incurred $2.2 million of costs pursuant to an agreement with a vendor to build and eventually install a second modular cleanroom. Additionally, during the first quarter of 2022, the Company incurred $1.9 million of costs related to the second modular cleanroom.  Such costs were recorded in fixed assets – construction in progress on the balance sheet as of March 31, 2022. Upon completion and installation of the modular cleanroom, all costs associated with the buildout will be recorded as manufacturing equipment and amortized over the estimated useful life.

Grant Income

The Company recognizes grant income in accordance with the terms stipulated under the grant awarded to the Company’s collaborators at the Mayo Foundation from the U. S. Department of Defense. In various situations, the Company receives certain payments from the Mayo Foundation for reimbursement of clinical supplies. These payments are non-refundable and are not dependent on the Company’s ongoing future performance. The Company has adopted a policy of recognizing these payments when received and as revenue in accordance with Accounting Standards Update No. 2014 09, “Revenue from Contracts with Customers (Topic 606)” issued by FASB.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Phase 2 clinical trial of MT-401.

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

Restricted cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. The Company recorded $1.0 million of grant income related to the CPRIT grant as revenue for the three months ended March 31, 2022.  At March 31, 2022, $0.2 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated financial statements.

New Accounting Standards

From time to time, new accounting pronouncements are issued by FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its consolidated financial position or results of operations upon adoption.

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

The following table sets forth the computation of net loss per share for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended
	March 31,
	2022	2021
Numerator:
Net loss	$(9,910,508)	$(8,779,450)

Denominator:
Weighted average common shares outstanding	83,107,649	56,470,247

Net loss per share:
Basic and diluted	$(0.12)	$(0.16)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,
	2022	2021
Common stock options	9,389,000	7,490,000
Common stock purchase warrants	19,830,000	20,830,000
Potentially dilutive securities	29,219,000	28,320,000

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2022 and December 31, 2021, respectively:

		March 31,	December 31,
	Estimated Useful Lives	2022	2021
Lab and manufacturing equipment	5 Years	$8,460,000	$7,851,000
Computers, equipment and software	3-5 Years	1,064,000	1,020,000
Office furniture	5 Years	896,000	793,000
Leasehold improvements	Lesser of lease term or estimated useful life	3,173,000	3,173,000
Total		13,593,000	12,837,000
Less: accumulated depreciation		(3,316,000)	(2,740,000)
Construction in progress		4,089,000	2,226,000
Total fixed assets, net		$14,366,000	$12,323,000

During the third and fourth quarters of 2021, and in connection with the Company’s manufacturing facility in Houston, Texas, the Company incurred $2.2 million of costs pursuant to an agreement with a vendor to build and eventually install a second modular cleanroom. Additionally, during the first quarter of 2022, the Company incurred $1.9 million of costs related to the second modular cleanroom.  Such costs were recorded in fixed assets – construction in progress on the balance sheet as of March 31, 2022. Upon completion and installation of the modular cleanroom, all costs associated with the buildout will be recorded as manufacturing equipment and amortized over the estimated useful life.

Depreciation expense for the three months ended March 31, 2022 and 2021 was approximately $0.6 million and $0.5 million, respectively.

$2.3 million of property and equipment transactions are included in accounts payable and accrued liabilities as of March 31, 2022.

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

As of March 31, 2022, the Company had total operating lease liabilities of approximately $11.7 million and right-of-use assets of approximately $9.6 million, which were included in the condensed consolidated balance sheet.

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

The following summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended
	March 31,
	2022	2021
Operating lease expense summary:
Operating lease expense	$425,000	$425,000
Short-term lease expense	3,000	—
Variable lease expense	179,000	133,000
Total	$607,000	$558,000

	For the Three Months Ended
	March 31,
	2022	2021
Other information:
Operating cash flows - operating leases	$316,000	$238,000

The weighted-average remaining lease term as of March 31, 2022 and December 31, 2021 was approximately 8.2 years and 8.4 years, respectively. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2022 and December 31, 2021 was approximately 5.7%.

Maturities of our operating leases, excluding short-term leases, are as follows:

Nine months ending December 31, 2022	$961,000
Year ended December 31, 2023	1,542,000
Year ended December 31, 2024	1,826,000
Year ended December 31, 2025	1,874,000
Year ended December 31, 2026	1,775,000
Thereafter	6,997,000
Total	14,975,000
Less present value discount	(3,255,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2022	$11,720,000

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of March 31, 2021 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
Accounts payable	$5,016,000	$5,144,000
Compensation and benefits	747,000	2,055,000
Process development expenses	500,000	385,000
Professional fees	595,000	644,000
Technology license fees	250,000	250,000
Arbitration settlement fees	—	2,407,000
Other	241,000	250,000
Total accounts payable and accrued liabilities	$7,349,000	$11,135,000

NOTE 9: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Issuance of Restricted Stock Units to Executives

During the three months ended March 31, 2022, upon the recommendation of the compensation committee and pursuant to the Company’s 2020 Equity Incentive Plan, the Company’s board of directors approved the issuance of a total of 372,512 shares of common stock subject to restricted stock units, which were immediately vested upon grant, to certain executives as performance bonuses for 2021 performance

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of March 31, 2022 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2022	19,830,000	$4.42	1.70	$—
Warrants granted	—	—	—	—
Expired or cancelled	—	—	—	—
Balance - March 31, 2022	19,830,000	4.42	1.46	—

NOTE 10: STOCK-BASED COMPENSATION

Stock Options

2022 Equity Incentive Awards

On February 17, 2022, pursuant to the Company’s 2020 Equity Incentive Plan, the compensation committee of the Company’s board of directors approved a total of 1,250,000 options to purchase the Company’s common stock as equity-based incentive awards to the Company’s executive officers. Each option award was granted with an exercise price of $0.46 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on February 17, 2022, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such executive officer’s continued service on the applicable vesting date.  Additionally, on February 17, 2022, the compensation committee of the Company’s board of directors approved a total of 395,000 options to purchase the Company’s common stock to non-executive employees of the Company as equity-based incentive awards.  Each option award was granted with an exercise price of $0.46 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on February 17, 2022, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such employee’s continued service on the applicable vesting date.

The above awards were in addition to 175,000 stock option awards issued during the three months ended March 31, 2021 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $1.00 per share, the closing price of the Company's common stock on the Nasdaq Global Market on January 3, 2022, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

A summary of the Company’s stock option activity for the three months ended March 31, 2022 is as follows:

				Weighted Average
				Remaining
		Weighted Average	Total Intrinsic	Contractual
	Number of Shares	Exercise Price	Value	Life (in years)
Outstanding as of January 1, 2022	7,686,233	$5.47	$—	7.7
Granted	1,820,000	0.51	—	9.8
Canceled/Expired	(117,082)	2.60	—	—
Outstanding as of March 31, 2022	9,389,151	$4.54	$—	7.9
Options vested and exercisable	4,798,325	$6.48	$—	7.1

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the three months ended March 31, 2022 was as follows:

For the Three Months Ended
March 31, 2022
Exercise price	$0.51
Expected term (years)	6.0
Expected stock price volatility	84%
Risk-free rate of interest	2%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended
	March 31,
	2022	2021
Stock Compensation expenses:
Research and development	$878,000	$696,000
General and administrative	753,000	681,000
Total stock compensation expenses	$1,631,000	$1,377,000

As of March 31, 2022, the total stock-based compensation cost related to unvested awards not yet recognized was $7.6 million. The expected weighted average period compensation costs to be recognized was approximately 1.9 years. Future option grants will impact the compensation expense recognized.

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

During the fourth quarter of 2021, the Company received $2.4 million advancement of funds in relation to the CPRIT grant. The Company recorded $1.0 million of grant income related to the CPRIT grant as revenue for the three months ended March 31, 2022.  At March 31, 2022, $0.2 million was recorded as Restricted Cash and Deferred Revenue on the Company’s consolidated financial statements.

NOTE 12: LEGAL PROCEEDINGS

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

An arbitration proceeding was brought against the Company before the Financial Industry Regulatory Authority, Inc. (“FINRA”) by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker.  The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions.     The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees. As of December 31, 2021, the Company recorded an accrual of $2.4 million in accrued liabilities on its consolidated balance sheet and a $2.4 million charge to other expenses. On September 17, 2021, the broker filed a petition to confirm the FINRA arbitration award in the Supreme Court of New York for the County of New York.  The Company removed the case to the United States District Court for the Southern District of New York on September 27, 2021.  On October 22, 2021, the Company filed a motion in federal court to vacate the award.  On March 9, 2022, the Company was notified that its motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest.  Post judgment interest accrued at 1.02% until the judgement was paid.  The Company paid the $2.5 million judgement on March 24, 2022.

NOTE 13: RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the three months ended March 31, 2022 and 2021, respectively.

	For the Three Months Ended
	March 31,
	2022	2021
Baylor College of Medicine	$856,000	$422,000
Bio-Techne Corporation	101,000	46,000
Wilson Wolf Manufacturing Corporation	55,000	34,000
Total Research and development	$1,012,000	$502,000

$0.9 million of related party transactions are included in accounts payable and accrued liabilities as of March 31, 2022.

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

The Company has also entered into a Clinical Site Agreement with BCM, which provided for BCM to conduct clinical trials for the Company.

Purchases from Bio-Techne Corporation.

The Company is currently utilizing Bio-Techne Corporation and two of its brands for the purchases of reagents, primarily cytokines.  Mr. David Eansor is a member of the Company’s board of directors and was serving as the President of the Protein Sciences Segment of Bio-Techne Corporation.  Mr. Eansor resigned from Bio-Techne Corporation on March 1. 2022, and as such, two months of transactions in 2022 are included in the table above.

Purchases from Wilson Wolf Manufacturing Corporation.

The Company is currently utilizing Wilson Wolf Manufacturing Corporation for the purchases of cell culture devices called G-Rexes.  Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf Manufacturing Corporation. Wilson Wolf Manufacturing became a related party during fiscal year 2021 due to the amounts of the Company’s purchases and as such, $34,000 of purchases for the period ended March 31, 2021 were included in the table above.

NOTE 14: SUBSEQUENT EVENTS

On April 21, 2022, the Company entered into a binding services agreement (the “Agreement”), effective April 12, 2022, with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Wilson Wolf is in the business of creating products and services intended to simply and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million, allocated as follows:

●	$2.0 million as a prepaid expense for non-exclusive training of Wilson Wolf to make, use, and sell Marker’s cell culture non-proprietary media formulation that has been cleared in an FDA investigational new drug application in pursuit of the Wilson Wolf Mission;
●	$1.0 million as a prepaid expense for non-exclusive training of Wilson Wolf to replicate Marker’s quality management system inclusive of all underlying documents related thereto, none of which shall include unique information specific to the manufacture of Marker’s MultiTAA product candidates such as direct peptide stimulation, which Wilson Wolf shall use as it sees fit in pursuit of the Wilson Wolf Mission;
●	$2.0 million as a prepaid expense for non-exclusive training of Wilson Wolf to be able to replicate Marker’s cGMP-compliant, linearly scalable, G-Rex based T-cell manufacturing process which Wilson Wolf shall use as it sees fit in pursuit of the Wilson Wolf Mission; and
●	$3.0 million as a prepaid expense under the hired to invent doctrine for Marker to train Wilson Wolf on its expertise in the optimization of T-cell therapy manufacturing processes using G-Rex and to conduct CAR T and TCR G-Rex Optimization Work under the direction of Wilson Wolf (the “Work Direction”), whereunder all intellectual property provided by Wilson Wolf or created or derived by Marker will be solely owned by Wilson Wolf, and whereby Marker will make good faith efforts to complete the conduct of such work as soon as practicable within 18 months from the date of the agreement. Wilson Wolf has agreed to pay Marker an additional $1.0 million if the Work Direction is completed within one year from the onset of the Agreement.

The Agreement shall continue until the fulfillment of all of Marker’s obligations set forth in the Agreement or in any mutually agreed upon subsequent agreements. All intellectual property created or derived under the Work Direction will be owned by Wilson Wolf. The Agreement contains certain representations made by Marker, as well as a mutual confidentiality provision and an indemnification provision by Wilson Wolf in favor of Marker. Pursuant to the Agreement, in the event that Marker becomes insolvent, goes out of business, or an event other than force majeure occurs that cannot allow the Agreement to be fulfilled, Wilson Wolf will have right of first offer and right of first refusal for Marker’s manufacturing facility provided it is able and willing to meet whatever financial obligations are required to do so and provided further that such clause will not apply in the event of a merger, reorganization or consolidation of Marker with a third party that results in the outstanding voting securities of Marker immediately prior thereto ceasing to represent, or being converted into or exchanged for voting securities that do not represent, at least fifty percent (50%) of the combined voting power of the voting securities of the surviving entity or the parent corporation of the surviving entity immediately after such merger, reorganization or consolidation, or the sale or other transfer of all or substantially all of Marker’s business or assets. Marker agrees to assist as needed to the extent permitted under any applicable law (including bankruptcy or insolvency statutes). Further, prior to Marker undertaking any financing that would encumber any of Marker’s assets necessary for Marker’s performance under this Agreement, Wilson Wolf shall have the first right to provide such financing on equal terms to what Marker can obtain elsewhere.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes for the three months ended March 31,2022 included in this Quarterly Report.

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies and innovative peptide-based vaccines for the treatment of hematological malignancies and solid tumor indications.  We developed our lead product candidates from our MultiTAA-specific T cell technology, which is based on the manufacture of non-engineered, tumor-specific T cells that recognize multiple tumor-associated antigens, or TAAs. MultiTAA-specific T cells are able to recognize multiple tumor targets to produce broad spectrum anti-tumor activity.  When infused into a cancer patient, the MultiTAA-specific T cells are designed to kill cancer cells expressing the TAA targets and potentially recruit the patient’s immune system to participate in the cancer killing process.

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

We are advancing three product candidates as part of our MultiTAA-specific T cell program for:

1.	autologous treatment of lymphoma, and selected solid tumors
2.	allogeneic T cells for the treatment of acute myeloid leukemia, or AML
3.	off-the-shelf products in various indications

Our current clinical development programs are:

●	MT-401 for the treatment of post-transplant AML, currently in a Phase 2 clinical trial
●	MT-401-OTS for the treatment of AML, for which we expect to dose the first patient in a Phase 1 clinical trial in 2023
●	MT-601 for the treatment of pancreatic cancer, for which we plan to submit an IND to the FDA in 2022 to initiate a Phase 1 trial in 2023
●	MT-601 for the treatment of lymphoma, for which we plan to submit an IND to the FDA in 2022 to initiate a Phase 1 trial in 2022

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

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021	Change
Revenues:
Grant income	$964,000	$—	$964,000	100%
Total revenues	964,000	—	964,000	100%
Operating expenses:
Research and development	7,026,000	5,643,000	1,383,000	25%
General and administrative	3,733,000	3,138,000	595,000	19%
Total operating expenses	10,759,000	8,781,000	1,978,000	23%
Loss from operations	(9,795,000)	(8,781,000)	(1,014,000)	12%
Other income (expense):
Loss on settlement	(119,000)	—	(119,000)	(100)%
Interest income	3,000	2,000	1,000	50%
Net loss	$(9,911,000)	$(8,779,000)	$(1,132,000)	13%

Net loss per share, basic and diluted	$(0.12)	$(0.16)	$0.04	(25)%
Weighted average number of common shares outstanding	83,108,000	56,470,000	26,638,000	47%

Revenue

We did not generate any revenue during the three months ended March 31, 2022 and 2021, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401.  During the three months ended March 31, 2022, we recognized $1.0 million of revenue associated with the CPRIT grant.

Operating Expenses

Operating expenses incurred during the three months ended March 31, 2022 were $10.8 million compared to $8.8 million during the three months ended March 31, 2021.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 25% to $7.0 million for the three months ended March 31, 2022, compared to $5.6 million for the three months ended March 31, 2021.

The increase of $1.4 million in 2022 was primarily attributable to the following:

o	increase of $0.3 million in expenses related to our AML clinical trial,
o	increase of $0.5 million in headcount-related expenses,
o	increase of $0.4 million in sponsored research expenses from BCM agreements,
o	increase of $0.1 million in other clinical expenses, and

o	increase of $0.1 million in other operating expenses.

General and Administrative Expenses

General and administrative expenses were $3.7 million and $3.1 million for the three months ended March 31, 2022 and 2021, respectively.

The increase of $0.6 million in 2022 was primarily attributable to the following:

o	increase of $0.2 million in legal and professional fees,
o	increase of $0.2 million in stock-based compensation expenses, and
o	increase of $0.2 million in other operating expenses.

Other Income (Expense)

Arbitration settlement

An arbitration proceeding was brought against us before the Financial Industry Regulatory Authority, Inc., or FINRA by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement, each brokered by another broker.  The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions.  The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees, which we recorded in the year ended December 31, 2021.  We removed the case to the United States District Court for the Southern District of New York on September 27, 2021. On October 22, 2021, we filed a motion in federal court to vacate the award. On March 9, 2022, we were notified that our motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest.  Post judgment interest accrued at 1.02% until the judgement was paid.  During the three months ended March 31, 2022, we recorded an additional $0.1 million of expense related to this matter.  We paid the $2.5 million judgement on March 24, 2022.

Interest Income

Interest income was $3,000 and $2,000 for the three months ended March 31, 2022 and 2021, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

The increase in our net loss during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was due to the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash and cash equivalents and working capital as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Cash, cash equivalents and restricted cash	$28,819,000	$43,497,000
Working capital	$22,803,000	$33,081,000

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended
	March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(12,226,000)	$(8,100,000)
Investing activities	(2,452,000)	(1,401,000)
Financing activities	—	52,657,000
Net increase (decrease) in cash, cash equivalents and restricted cash	$(14,678,000)	$43,156,000

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was $12.2 million compared to $8.1 million for the same period last year. The increase of $4.1 million was primarily attributable to the increased costs in research and development and pre-commercial activities.  The changes in cash flow from operating activities during the three months ended March 31, 2022 were due to $9.9 million of net losses and a $4.8 million decrease from changes in operating assets and liabilities. This was in addition to $1.6 million of stock-based compensation, $0.6 million of depreciation expense and $0.3 million right-of-use asset amortization and lease liability accretion.

Net cash used in operating activities during the three months ended March 31, 2021 was $8.1 million. The changes in cash flow from operating activities during the three months ended March 31, 2021 were due to $8.8 million of net losses and a $1.5 million decrease from changes in operating assets and liabilities. This was offset by $1.4 million of stock-based compensation, $0.5 million of depreciation expense and $0.3 million right-of-use asset amortization and lease liability accretion.

Investing Activities

Net cash used in investing activities was $2.5 million for the purchase of property and equipment and construction in progress related to the manufacturing facility during the three months ended March 31, 2022.  The increase mainly relates to purchases of equipment for the manufacturing and research facilities.

Net cash used in investing activities was $1.4 million for the purchase of property and equipment and construction in progress during the three months ended March 31, 2021.  The increase relates to purchases of laboratory equipment for the manufacturing facility.

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

On April 21, 2022, the Company entered into a binding services agreement (the “Agreement”), effective April 12, 2022, with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Wilson Wolf is in the business of creating products and services intended to simply and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million.

As of March 31, 2022, we had working capital of $22.8 million, compared to working capital of $33.1 million as of December 31, 2021. Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, we expect that our cash, cash equivalents and restricted cash as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2023.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term liquidity due to the COVID-19 pandemic. However, the Company will continue to assess the effect of the pandemic on its operations, including its clinical programs. The extent to which the COVID-19 pandemic will impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the  geographic spread of the disease, the duration of the outbreak, the emergence of any new variant strains of COVID-19, the duration and effect of any future business disruptions in the United States and other countries to contain and treat the disease and the rate of public acceptance and efficacy of vaccines and other treatments. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic and other global macroeconomic factors, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

On February 16, 2022, the Company received a notice from the Nasdaq Global Market that the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. The Company has 180 calendar days, or until August 15, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the minimum bid price requirement by August 15, 2022, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period.

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

ATM Agreement

In August 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. The shelf registration statement on Form S-3 includes a prospectus supplement covering the offering up to $19.8 million of shares of common stock over the 12 months ending March 18, 2023 in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and the Company has provided each of the Sales Agents with indemnification and contribution rights. From April 1, 2022 to the date of this filing, the Company sold 148,000 shares of its common stock under the ATM Agreement for net proceeds of $63,600.

Going Concern

We have no sources of revenue, other than grant income, to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional capital.

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

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

(b)Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An arbitration proceeding was brought against us before the Financial Industry Regulatory Authority, Inc., or FINRA, by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker.  The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions.  The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees.  On September 17, 2021, the broker filed a petition to confirm the FINRA arbitration award in the Supreme Court of New York for the County of New York.  We removed the case to the United States District Court for the Southern District of New York on September 27, 2021.  On October 22, 2021, we filed a motion in federal court to vacate the award.  On March 9, 2022, the Company was notified that its motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest.  Post judgment interest accrued at 1.02% until the judgement was paid.  During the three months ended March 31, 2022, we recorded an additional $0.1 million of expense related to this matter.  We paid the $2.5 million judgement on March 24, 2022.

Item 1A.Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission on March 17, 2022. There have been no material changes to the risk factors described in that report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the three months ended March 31, 2022.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

10.1*	RSU AWARD GRANT NOTICE (2020 EQUITY INCENTIVE PLAN)					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: May 12, 2022

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang
President, Chief Executive Officer and Principal Executive Officer

/s/ Anthony Kim
Anthony Kim
Chief Financial Officer and Principal Financial and Accounting Officer