Form 10-Q
period 2022-06-30
Marker Therapeutics, Inc.
filed 2022-08-11
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022

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

As of August 1, 2022, the Company had 83,599,187 shares of common stock issued and outstanding.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$25,821,708	$42,351,145
Restricted cash	—	1,146,186
Prepaid expenses and deposits	2,826,699	2,484,634
Other receivables	627,629	237
Total current assets	29,276,036	45,982,202
Non-current assets:
Property, plant and equipment, net	13,740,158	10,096,861
Construction in progress	—	2,225,610
Right-of-use assets, net	9,303,544	9,830,461
Total non-current assets	23,043,702	22,152,932

Total assets	$52,319,738	$68,135,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,735,251	$11,134,913
Related party deferred revenue	8,000,000	—
Lease liability	738,389	620,490
Deferred revenue	—	1,146,186
Total current liabilities	13,473,640	12,901,589
Non-current liabilities:
Lease liability, net of current portion	10,819,825	11,247,950
Total non-current liabilities	10,819,825	11,247,950

Total liabilities	24,293,465	24,149,539

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at June 30, 2022 and December 31,2021, respectively	—	—
Common stock, $0.001 par value, 300 million and 150 million shares authorized, 83.6 million and 83.1 million shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	83,599	83,079
Additional paid-in capital	445,215,725	442,020,871
Accumulated deficit	(417,273,051)	(398,118,355)
Total stockholders' equity	28,026,273	43,985,595

Total liabilities and stockholders' equity	$52,319,738	$68,135,134

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Grant income	$790,508	$—	$1,754,830	$—
Total revenues	790,508	—	1,754,830	—
Operating expenses:
Research and development	$6,555,299	$7,350,035	13,581,365	12,993,064
General and administrative	3,515,183	3,559,150	7,248,184	6,697,108
Total operating expenses	10,070,482	10,909,185	20,829,549	19,690,172
Loss from operations	(9,279,974)	(10,909,185)	(19,074,719)	(19,690,172)
Other income (expenses):
Arbitration settlement	—	—	(118,880)	—
Interest income	35,786	2,403	38,903	3,940
Net loss	$(9,244,188)	$(10,906,782)	$(19,154,696)	$(19,686,232)

Net loss per share, basic and diluted	$(0.11)	$(0.13)	$(0.23)	$(0.28)
Weighted average number of common shares outstanding, basic and diluted	83,592,043	83,030,470	83,351,184	69,823,729

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended June 30, 2022
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2022	83,451,187	$83,451	$443,651,176	$(408,028,863)	$35,705,764
Issuance common shares for cash, net	148,000	148	63,425	—	63,573
Stock-based compensation	—	—	1,501,124	—	1,501,124
Net loss	—	—	—	(9,244,188)	(9,244,188)
Balance at June 30, 2022	83,599,187	$83,599	$445,215,725	$(417,273,051)	$28,026,273

	For the Six Months Ended June 30, 2022
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2022	83,078,675	$83,079	$442,020,871	$(398,118,355)	$43,985,595
Issuance common shares for cash, net	148,000	148	63,425	—	63,573
Stock-based compensation	372,512	372	3,131,429	—	3,131,801
Net loss	—	—	—	(19,154,696)	(19,154,696)
Balance at June 30, 2022	83,599,187	$83,599	$445,215,725	$(417,273,051)	$28,026,273

	For the Three Months Ended June 30, 2021
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2021	83,013,929	$83,014	$437,430,839	$(365,018,934)	$72,494,919
Stock options exercised for cash	1,456	2	3,085	—	3,087
Stock-based compensation	63,290	63	1,652,024	—	1,652,087
Net loss	—	—	—	(10,906,782)	(10,906,782)
Balance at June 30, 2021	83,078,675	$83,079	$439,085,948	$(375,925,716)	$63,243,311

	For the Six Months Ended June 30, 2021
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2021	50,731,072	$50,731	$383,533,326	$(356,239,484)	$27,344,573
Issuance of common stock for cash (net of offering costs of $3.9 million)	32,282,857	32,283	52,520,475	—	52,552,758
Stock options exercised for cash	1,456	2	3,085	—	3,087
Stock-based compensation	63,290	63	3,029,062	—	3,029,125
Net loss	—	—	—	(19,686,232)	(19,686,232)
Balance at June 30, 2021	83,078,675	$83,079	$439,085,948	$(375,925,716)	$63,243,311

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(19,154,696)	$(19,686,232)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,156,113	1,032,971
Stock-based compensation	3,131,801	3,029,125
Amortization on right-of-use assets	517,059	504,232
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(342,065)	(743,876)
Other receivables	(627,392)	1,000,273
Accounts payable and accrued expenses	(4,255,034)	108,230
Related party deferred revenue	8,000,000	—
Deferred revenue	(1,146,186)	—
Lease liability	(300,368)	(130,503)
Net cash used in operating activities	(13,020,768)	(14,885,780)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,229,298)	(842,048)
Purchase of construction in progress	(3,489,130)	(958,965)
Net cash used in investing activities	(4,718,428)	(1,801,013)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	63,573	52,552,758
Proceeds from exercise of stock options	—	3,087
Net cash provided by financing activities	63,573	52,555,845
Net (decrease) increase in cash, cash equivlants and restricted cash	(17,675,623)	35,869,052

Cash, cash equivalents and restricted cash at beginning of the period	43,497,331	21,352,382
Cash, cash equivalents and restricted cash at end of the period	$25,821,708	$57,221,434

	For the Six Months Ended
	June 30,
	2022	2021
Supplemental schedule of non-cash financing and investing activities:
Reclassifications between construction in progress and fixed assets	$4,089,135	$6,789,098
Capital expenditures included in accounts payable	$16,128	$159,978
Changes to right-of-use assets and lease liability due to close out of an operating lease	$8,897	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at June 30, 2022 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K filed on March 17, 2022.

NOTE 3: LIQUIDITY, GOING CONCERN AND FINANCIAL CONDITION

As of June 30, 2022, the Company had cash and cash equivalents of approximately $25.8 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

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

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company’s Phase 2 clinical trial of its lead MultiTAA-specific T cell product MT-401. The CPRIT award is intended to support the adjuvant arm of the Company’s Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group. To date, the Company has received $2.4 million of funds from the CPRIT grant.

On April 21, 2022, the Company entered into a binding services agreement (the “Agreement”), effective April 12, 2022, with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf, therefore Wilson Wolf is a related party. Wilson Wolf is in the business of creating products and services intended to simply and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of June 30, 2022 will enable the Company to fund its operating expenses and capital expenditure requirements through the second quarter of 2023. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

●	initiates or continues clinical trials of its product candidates;
●	continues the research and development of its product candidates and seeks to discover additional product candidates;
●	seeks regulatory approvals for any product candidates that successfully complete clinical trials;
●	continues development of its manufacturing capabilities and manufacturing facility;
●	maintains and enforces intellectual property rights;
●	establishes sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluates strategic transactions the Company may undertake; and
●	enhances operational, financial and information management systems and hires additional personnel, including personnel to support development of product candidates and, if a product candidate is approved, commercialization efforts.

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term liquidity due to the COVID-19 pandemic. However, the Company will continue to assess the effect of the pandemic on its operations, including its clinical programs. The extent to which the COVID-19 pandemic will impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the duration of the outbreak, the emergence of any new variant strains of COVID-19, the duration and effect of any future business disruptions in the United States and other countries to contain and treat the disease and the rate of public acceptance and efficacy of vaccines and other treatments. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

On February 16, 2022, the Company received a notice from The Nasdaq Stock Market that the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. The Company has 180 calendar days, or until August 15, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the minimum bid price requirement by August 15, 2022, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. During the six months ended June 30, 2022, the Company’s board of directors and stockholders approved a series of alternate amendments to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, where the board of directors will have the discretion to select the reverse stock split ratio from within a range between and including one-for-three and one-for-twelve. Such reverse stock split, and the reverse stock split ratio, will be at the sole discretion of the board of directors at any time prior to the Company’s 2023 Annual Meeting of Stockholders.

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

For the six months ended June 30, 2021, this immaterial adjustment had the effect of decreasing net cash used in operating activities and increasing net cash used in investing activities by $1.0 million from what was previously reported.

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

In accordance with ASC 730-20-25-8, to the extent the financial risk associated with the research and development has been transferred to CPRIT, because repayment of the grant depends solely on the results of research and development having future economic benefit, the Company accounts for this obligation as a contract to perform research and development for others. The funds received from CPRIT will initially be recorded as a deferred credit in the Company’s balance sheet.

Restricted cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. The Company recorded $1.8 million of grant income related to the CPRIT grant as revenue for the six months ended June 30, 2022. At June 30, 2022, there were no restricted cash or deferred revenue amounts on the Company’s condensed consolidated financial statements. At June 30, 2022, the Company recorded $0.6 million of grant income receivable, which represented grant income earned in advance of the next tranche of funds to be received from CPRIT.

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

The following table sets forth the computation of net loss per share for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(9,244,188)	$(10,906,782)	$(19,154,696)	$(19,686,232)

Denominator:
Weighted average common shares outstanding	83,592,043	83,030,470	83,351,184	69,823,729

Net loss per share:
Basic and diluted	$(0.11)	$(0.13)	$(0.23)	$(0.28)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Six Months Ended
	June 30,
	2022	2021
Common stock options	9,959,000	7,461,000
Common stock purchase warrants	18,482,000	20,830,000
Potentially dilutive securities	28,441,000	28,291,000

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30, 2022 and December 31, 2021, respectively:

		June 30,	December 31,
	Estimated Useful Lives	2022	2021
Lab and manufacturing equipment	5 Years	$11,712,000	$7,851,000
Computers, equipment and software	3-5 Years	1,108,000	1,020,000
Office furniture	5 Years	919,000	793,000
Leasehold improvements	Lesser of lease term or estimated useful life	3,897,000	3,173,000
Total		17,636,000	12,837,000
Less: accumulated depreciation		(3,896,000)	(2,740,000)
Construction in progress		—	2,226,000
Total fixed assets, net		$13,740,000	$12,323,000

In connection with the manufacturing facility, the Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and eventually install a second modular cleanrooms in a manufacturing facility. The completion of the facility’s construction occurred during April 2022 and the Company received its certificate of occupancy in May 2022, and as such was placed into service in June 2022. During the three months ended June 30, 2022, $3.1 million of the costs previously recorded as construction in progress were recorded to lab and manufacturing equipment and $0.9 million were recorded to leasehold improvements.

Depreciation expense for the three months ended June 30, 2022 and 2021 was approximately $0.6 million and $0.5 million, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 was approximately $1.2 million and $1.0 million, respectively.

$16,000 of property and equipment transactions are included in accounts payable and accrued liabilities as of June 30, 2022.

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

As of June 30, 2022, the Company had total operating lease liabilities of approximately $11.6 million and right-of-use assets of approximately $9.3 million, which were included in the condensed consolidated balance sheet.

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

The following summarizes quantitative information about the Company’s operating leases for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease expense summary:
Operating lease expense	$425,000	$425,000	$850,000	$850,000
Short-term lease expense	8,000	—	11,000	—
Variable lease expense	226,000	129,000	405,000	262,000
Total	$659,000	$554,000	$1,266,000	$1,112,000

	For the Six Months Ended
	June 30,
	2022	2021
Other information:
Operating cash flows - operating leases	$633,000	$477,000

The weighted-average remaining lease term as of June 30, 2022 and December 31, 2021 was approximately 8.0 years and 8.4 years, respectively. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2022 and December 31, 2021 was approximately 5.7%.

Maturities of our operating leases, excluding short-term leases, are as follows:

Six months ending December 31, 2022	$634,000
Year ended December 31, 2023	1,542,000
Year ended December 31, 2024	1,826,000
Year ended December 31, 2025	1,874,000
Year ended December 31, 2026	1,775,000
Thereafter	6,997,000
Total	14,648,000
Less present value discount	(3,090,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2022	$11,558,000

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of June 30, 2022 and December 31, 2021, respectively:

	June 30,	December 31,
	2022	2021
Accounts payable	$1,767,000	$5,144,000
Compensation and benefits	1,565,000	2,055,000
Process development expenses	357,000	385,000
Professional fees	491,000	644,000
Technology license fees	250,000	250,000
Arbitration settlement fees	—	2,407,000
Other	305,000	250,000
Total accounts payable and accrued liabilities	$4,735,000	$11,135,000

NOTE 9: RELATED PARTY DEFERRED REVENUE

On April 21, 2022, the Company entered into a binding services agreement, effective April 12, 2022, with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Wilson Wolf is in the business of creating products and services intended to simplify and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million, as consideration for certain training and research services allocated as follows:

●	$2.0 million for non-exclusive training of Wilson Wolf to make, use, and sell Marker’s cell culture non-proprietary media formulation that has been cleared in an FDA investigational new drug application;
●	$1.0 million for non-exclusive training of Wilson Wolf to replicate Marker’s quality management system inclusive of all underlying documents related thereto, none of which shall include unique information specific to the manufacture of Marker’s MultiTAA product candidates such as direct peptide stimulation;
●	$2.0 million as a prepaid expense for non-exclusive training of Wilson Wolf to be able to replicate Marker’s cGMP-compliant, linearly scalable, G-Rex based T-cell manufacturing process which Wilson Wolf shall use as it sees fit in pursuit of the Wilson Wolf Mission; and
●	$3.0 million for Marker to train Wilson Wolf on its expertise in the optimization of T-cell therapy manufacturing processes using G-Rex and to conduct CAR T and TCR G-Rex Optimization Work under the direction of Wilson Wolf (the “Work Direction”), whereunder all intellectual property provided by Wilson Wolf or created or derived by Marker will be solely owned by Wilson Wolf, and whereby Marker will make good faith efforts to complete the conduct of such work as soon as practicable within 18 months from the date of the agreement. Wilson Wolf has agreed to pay Marker an additional $1.0 million if the Work Direction is completed within one year from the onset of the Agreement.

Pursuant to the Agreement, in the event that Marker becomes insolvent, goes out of business, or an event other than force majeure occurs that cannot allow the Agreement to be fulfilled, Wilson Wolf will have right of first offer and right of first refusal for Marker’s manufacturing facility provided it is able and willing to meet whatever financial obligations are required to do so and provided further that such clause will not apply in the event of a merger, reorganization or consolidation of Marker with a third party that results in the outstanding voting securities of Marker immediately prior thereto ceasing to represent, or being converted into or exchanged for voting securities that do not represent, at least fifty percent (50)% of the combined voting power of the voting securities of the surviving entity or the parent corporation of the surviving entity immediately after such merger, reorganization or consolidation, or the sale or other transfer of all or substantially all of Marker’s business or assets. Marker agrees to assist as needed to the extent permitted under any applicable law (including bankruptcy or insolvency statutes). Further, prior to Marker undertaking any financing that would encumber any of Marker’s assets necessary for Marker’s performance under this Agreement, Wilson Wolf shall have the first right to provide such financing on equal terms to what Marker can obtain elsewhere.

The Company plans to recognize related party revenue over time in accordance with Accounting Standard Codification, or ASC, 606 Revenue from Contracts with Customers, as each of the training or and research services are provided to Wilson Wolf. Revenue will be recognized, using an output method based on progress toward satisfaction of the performance obligations. Additionally, in accordance the spirit of the standard expressed in ASC 606-50-1, the timing of the revenue recognition is expected to be approximately 12 months. For the three-month period ending June 30, 2022, the Company did not recognize any revenues pursuant to this agreement and therefore at June 30, 2022, the Company recorded an $8.0 million related party deferred revenue on its condensed consolidated balance sheet.

NOTE 10: STOCKHOLDERS’ EQUITY

Increase in Authorized Shares

During the six months ended June 30, 2022, the Company’s board of directors and stockholders approved a Certificate of Amendment (the “Amendment”) to the Company’s Certificate of Incorporation to increase the authorized shares of common stock of the Company from 150,000,000 shares to 300,000,000 shares. The Company filed the Amendment with the Secretary of State of Delaware on May 25, 2022.

Approval of Reverse Stock Split to be Effected at the Discretion of the Board of Directors

During the six months ended June 30, 2022, the Company’s board of directors and stockholders approved a series of alternate amendments to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, where the board of directors will have the discretion to select the reverse stock split ratio from within a range between and including one-for-three and one-for-twelve. Such reverse stock split, and the reverse stock split ratio, will be at the sole discretion of the board of directors at any time prior to the Company’s 2023 Annual Meeting of Stockholders. As of the date of this filing, the Company’s board of directors has not approved any reverse stock split.

Common Stock Transactions

Issuance of Restricted Stock Units to Executives

During the six months ended June 30, 2022, upon the recommendation of the compensation committee and pursuant to the Company’s 2020 Equity Incentive Plan, the Company’s board of directors approved the issuance of a total of 372,512 shares of common stock subject to restricted stock units, which were immediately vested upon grant, to certain executives as performance bonuses for 2021 performance.

Issuance of Stock Pursuant to ATM Agreement

During the six months ended June 30, 2022, the Company sold 148,000 shares of its common stock under the ATM Agreement for net proceeds of $63,600.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of June 30, 2022 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2022	19,830,000	$4.42	1.70	$—
Warrants granted	—	—	—	—
Expired or cancelled	(1,348,000)	3.97	—	—
Balance - June 30, 2022	18,482,000	$4.45	1.30	$—

NOTE 11: STOCK-BASED COMPENSATION

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

The above awards were in addition to 175,000 stock option awards issued during the three months ended March 31, 2022 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $1.00 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on January 3, 2022, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

Additionally, 210,000 stock option awards issued during the three months ended June 30, 2022 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $0.43 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on April 1, 2022, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

Also, pursuant to the Company’s Non-Employee Director Compensation Policy, which had previously been approved by the Company’s board of directors, 400,000 stock option awards were issued during the three months ended June 30, 2022 to independent members of the board of directors of the Company. Each option award was granted with an exercise price of $0.3377 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on May 24, 2022. Each option award will vest in one year subject to the director’s continuance of service through May 24, 2023.

A summary of the Company’s stock option activity for the six months ended June 30, 2022 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of January 1, 2022	7,686,233	$5.47	$—	7.7
Granted	2,430,000	0.48	—	9.6
Canceled/Expired	(156,772)	2.62	—	—
Outstanding as of June 30, 2022	9,959,461	$4.30	$—	7.8
Options vested and exercisable	5,342,679	$6.27	$—	6.9

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the six months ended June 30, 2022 was as follows:

For the Six Months Ended
June 30, 2022
Exercise price	$0.48
Expected term (years)	5.9
Expected stock price volatility	85%
Risk-free rate of interest	2%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock Compensation expenses:
Research and development	$732,000	$709,000	$1,485,000	$1,405,000
General and administrative	769,000	943,000	1,647,000	1,624,000
Total stock compensation expenses	$1,501,000	$1,652,000	$3,132,000	$3,029,000

As of June 30, 2022, the total stock-based compensation cost related to unvested awards not yet recognized was $6.3 million. The expected weighted average period compensation costs to be recognized was approximately 1.9 years. Future option grants will impact the compensation expense recognized.

NOTE 12: GRANT INCOME

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company’s Phase 2 clinical trial of MT-401. The CPRIT award is intended to support the adjuvant arm of the Company’s Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group.

During the fourth quarter of 2021, the Company received $2.4 million advancement of funds in relation to the CPRIT grant. The Company recorded $1.8 million of grant income related to the CPRIT grant as revenue for the six months ended June 30, 2022. At June 30, 2022, there were no restricted cash or deferred revenue amounts on the Company’s condensed consolidated financial statements. At June 30, 2022, the Company recorded $0.6 million of grant income receivable, which represented grant income earned in advance of the next tranche of funds to be received from CPRIT.

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

NOTE 14: RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the three and six months ended June 30, 2022 and 2021, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Baylor College of Medicine	$285,000	$841,000	$1,142,000	$1,263,000
Bio-Techne Corporation	—	114,000	101,000	160,000
Wilson Wolf Manufacturing Corporation	46,000	—	101,000	34,000
Total Research and development	$331,000	$955,000	$1,344,000	$1,457,000

$0.1 million of related party transactions are included in accounts payable and accrued liabilities as of June 30, 2022.

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

Purchases from Wilson Wolf Manufacturing Corporation.

The Company is currently utilizing Wilson Wolf Manufacturing Corporation for the purchases of cell culture devices called G-Rexes. Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf Manufacturing Corporation. Wilson Wolf Manufacturing became a related party during fiscal year 2021 due to the amounts of the Company’s purchases and as such, $34,000 transactions for the period ended June 30, 2021 were included in the table above. Purchases from Wilson Wolf Manufacturing Corporation exclude amounts pertaining to the Related Party Deferred Revenue discussed in Note 9 above.

NOTE 15: SUBSEQUENT EVENTS

In August 2022, the Company implemented changes to the Company’s organizational structure as part of an operational cost reduction plan to conserve the Company’s available capital.  In connection with these changes, the Company reduced headcount in its general and administrative function by approximately 23.5%, including the separation of the Company’s Chief Financial Officer.  The Company estimates that the severance and termination-related costs will total approximately $0.7 million and will be recorded in the third quarter of 2022. The Company expects that the payment of these costs will be substantially complete in September of 2023.

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

The following should be read in conjunction with our unaudited condensed consolidated interim financial statements and related notes included in this Quarterly Report on Form 10-Q.

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

We are advancing three product candidates as part of our MultiTAA-specific T cell program for:

1.	autologous treatment of lymphoma, and selected solid tumors
2.	allogeneic T cells for the treatment of acute myeloid leukemia, or AML
3.	off-the-shelf products in various indications

Our current clinical development programs are:

●	MT-401 for the treatment of post-transplant AML, currently in a Phase 2 clinical trial
●	MT-401-OTS for the treatment of AML, for which we expect to dose the first patient in a Phase 1 clinical trial in 2023
●	MT-601 for the treatment of pancreatic cancer, for which we plan to submit an IND to the FDA in 2022 to initiate a Phase 1 trial in 2023
●	MT-601 for the treatment of lymphoma, for which we submitted an IND to the FDA to initiate a Phase 1 trial in 2023

We believe that the simplicity of our manufacturing process allows additional modifications to expand MultiTAA-specific T cell recognition of cancer targets. For example, we are currently analyzing the potential for a 12-antigen MultiTAA-specific T cell therapy and assessing the potential for combination therapies for our MultiTAA-specific T cell products.

We have positioned ourselves to be in full control of our research and development and clinical manufacturing needs by establishing a fully validated, FDA registered, manufacturing facility. We believe that this has key advantages that distinguish us from our competitors, particularly because we are less reliant on contract manufacturing organizations, which are expensive and often have long lead times, shortages of skilled labor and a backlog of customers.

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below:

Recent Developments

MT-601 for the Treatment of Lymphoma

In August 2022, we announced that the United States Food and Drug Administration had accepted our Investigational New Drug application for MT-601 for the treatment of patients with lymphoma. We intend to initiate a Phase 1 trial of MT-601 in patients with Hodgkin or non-Hodgkin lymphomas in 2023.

MT-401 for the Treatment of AML

In August 2022, we provided the following program update for MT-401:

●	Marker has enrolled 13 evaluable patients in total, including 6 in the Safety Lead-in cohorts.

●	5 patients have been treated with MT-401 manufactured by a revised process and have completed dose-limiting toxicity (DLT) periods with no DLTs reported.
●	One additional MRD+ patient was treated and became MRD- at 8 weeks after the first infusion.

MT-401-OTS

In August 2022, we announced that we remain on track to dose the first patient in 2023 with MT-401-OTS, a scalable, off-the-shelf product candidate with the potential to match patients to treatment in under three days. The Company is in the process of developing a patient cell bank inventory.

Results of Operations

In this discussion of our results of operations and financial condition, amounts in financial tables, other than per-share amounts, have been rounded to the nearest thousand.

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended June 30, 2022 and 2021:

	For the Three Months Ended
	June 30,
	2022	2021	Change
Revenues:
Grant income	$791,000	$—	$791,000	100%
Total revenues	791,000	—	791,000	100%
Operating expenses:
Research and development	6,555,000	7,350,000	(795,000)	(11)%
General and administrative	3,515,000	3,559,000	(44,000)	(1)%
Total operating expenses	10,070,000	10,909,000	(839,000)	(8)%
Loss from operations	(9,280,000)	(10,909,000)	1,629,000	(15)%
Other income (expense):
Interest income	36,000	2,000	34,000	1,700%
Net loss	$(9,244,000)	$(10,907,000)	$1,663,000	(15)%

Net loss per share, basic and diluted	$(0.11)	$(0.13)	$0.02	(15)%
Weighted average number of common shares outstanding	83,592,000	83,030,000	562,000	1%

Revenue

We did not generate any revenue during the three months ended June 30, 2022 and 2021, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401. During the three months ended June 30, 2022, we recognized $0.8 million of revenue associated with the CPRIT grant.

Operating Expenses

Operating expenses incurred during the three months ended June 30, 2022 were $10.1 million compared to $10.9 million during the three months ended June 30, 2021.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses decreased by 11% to $6.6 million for the three months ended June 30, 2022, compared to $7.4 million for the three months ended June 30, 2021.

The decrease of $0.8 million in 2022 was primarily attributable to the following:

●	decrease of $0.8 million in process development expenses,
●	decrease of $0.6 million in sponsored research expenses from BCM agreements,
●	decrease of $0.3 million in technology licensing fees,
●	decrease of $0.1 million in other clinical expenses,
●	decrease of $0.1 million in recruiting expenses, offset by
●	increase of $0.6 million in headcount-related expenses,
●	increase of $0.3 million in maintenance and repairs at our manufacturing facility, and
●	increase of $0.2 million in expenses related to our AML clinical trial.

General and Administrative Expenses

General and administrative expenses were $3.5 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively.

Other Income (Expense)

Interest Income

Interest income was $36,000 and $2,000 for the three months ended June 30, 2022 and 2021, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

The decrease in our net loss during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was due to the timing of process development expenses, lower costs associated with our BCM clinical supplies agreement and higher grant income, offset by the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes the results of our operations for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,
	2022	2021	Change
Revenues:
Grant income	$1,755,000	$—	$1,755,000	100%
Total revenues	1,755,000	—	1,755,000	100%
Operating expenses:
Research and development	13,581,000	12,993,000	588,000	5%
General and administrative	7,248,000	6,697,000	551,000	8%
Total operating expenses	20,830,000	19,690,000	1,140,000	6%
Loss from operations	(19,075,000)	(19,690,000)	615,000	(3)%
Other income (expense):
Loss on settlement	(119,000)	—	(119,000)	(100)%
Interest income	39,000	4,000	35,000	875%
Net loss	$(19,155,000)	$(19,686,000)	$531,000	(3)%

Net loss per share, basic and diluted	$(0.23)	$(0.28)	$0.05	(18)%
Weighted average number of common shares outstanding	83,351,000	69,824,000	13,527,000	19%

Revenue

We did not generate any revenue during the six months ended June 30, 2022 and 2021, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401. During the six months ended June 30, 2022, we recognized $1.8 million of revenue associated with the CPRIT grant.

Operating Expenses

Operating expenses incurred during the six months ended June 30, 2022 were $20.8 million compared to $19.7 million during the six months ended June 30, 2021.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 5% to $13.6 million for the six months ended June 30, 2022, compared to $13.0 million for the six months ended June 30, 2021.

The increase of $0.6 million in 2022 was primarily attributable to the following:

●	increase of $1.0 million in headcount-related expenses,
●	increase of $0.5 million in expenses related to our AML clinical trial.
●	increase of $0.3 million in maintenance and repairs at our manufacturing facility, offset by
●	decrease of $0.8 million in process development expenses,
●	decrease of $0.3 million in technology licensing fees, and
●	decrease of $0.1 million in consulting fees.

General and Administrative Expenses

General and administrative expenses were $7.2 million and $6.7 million for the six months ended June 30, 2022 and 2021, respectively.

The increase of $0.5 million in 2022 was primarily attributable to the following:

●	increase of $0.3 million in headcount-related expenses, and
●	increase of $0.2 million in rent and related utility expenses.

Other Income (Expense)

Arbitration settlement

An arbitration proceeding was brought against us before the Financial Industry Regulatory Authority, Inc., or FINRA by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement, each brokered by another broker. The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions. The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees, which we recorded in the year ended December 31, 2021. We removed the case to the United States District Court for the Southern District of New York on September 27, 2021. On October 22, 2021, we filed a motion in federal court to vacate the award. On March 9, 2022, we were notified that our motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest. Post judgment interest accrued at 1.02% until the judgement was paid. During the six months ended June 30, 2022, we recorded an additional $0.1 million of expense related to this matter. We paid the $2.5 million judgement on March 24, 2022.

Interest Income

Interest income was $39,000 and $4,000 for the six months ended June 30, 2022 and 2021, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

The decrease in our net loss during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to the timing of process development expenses, lower costs associated with our BCM clinical supplies agreement and higher grant income, offset by the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash, cash equivalents and restricted cash and working capital as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Cash, cash equivalents and restricted cash	$25,822,000	$43,497,000
Working capital	$15,802,000	$33,081,000

On April 21, 2022, the Company entered into a binding services agreement (the “Agreement”), effective April 12, 2022, with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf, therefore Wilson Wolf is a related party. Wilson Wolf is in the business of creating products and services intended to simply and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended
	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(13,021,000)	$(14,886,000)
Investing activities	(4,718,000)	(1,801,000)
Financing activities	64,000	52,556,000
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,675,000)	$35,869,000

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was $13.0 million compared to $14.9 million for the same period last year. The changes in cash flow from operating activities during the six months ended June 30, 2022 were due to $19.2 million of net losses and a $1.3 million increase from changes in operating assets and liabilities. This was in addition to $3.1 million of stock-based compensation, $1.2 million of depreciation expense and $0.5 million right-of-use asset amortization and lease liability accretion.

Net cash used in operating activities during the six months ended June 30, 2021 was $14.9 million. The changes in cash flow used in operating activities during the six months ended June 30, 2021 were due to $19.7 million of net losses and a $0.2 million increase from changes in operating assets and liabilities. This was in addition to $3.0 million of stock-based compensation, $1.0 million of depreciation expense and $0.5 million right-of-use asset amortization and lease liability accretion.

Investing Activities

Net cash used in investing activities was $4.7 million for the purchase of property and equipment and construction in progress related to the manufacturing facility during the six months ended June 30, 2022. The increase mainly relates to purchases of equipment for the manufacturing and research facilities.

Net cash used in investing activities was $1.8 million for the purchase of property and equipment and construction in progress during the six months ended June 30, 2021. The increase relates to purchases of laboratory equipment for the manufacturing facility.

Financing Activities

Net cash provided by financing activities was $0.1 million during the six months ended June 30, 2022, due to sales of common stock under the ATM Agreement. Net cash provided by financing activities was $52.6 million during the six months ended June 30, 2021, due to the net proceeds received from the underwritten public offering.

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

As of June 30, 2022, we had working capital of $15.8 million, compared to working capital of $33.1 million as of December 31, 2021. Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term liquidity due to the COVID-19 pandemic. However, the Company will continue to assess the effect of the pandemic on its operations, including its clinical programs. The extent to which the COVID-19 pandemic will impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the geographic spread of the disease, the duration of the outbreak, the emergence of any new variant strains of COVID-19, the duration and effect of any future business disruptions in the United States and other countries to contain and treat the disease and the rate of public acceptance and efficacy of vaccines and other treatments. Further, disruption of global financial markets and a recession or market correction, including as a result of the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and the related sanctions imposed against Russia, and other global macroeconomic factors such as inflation, could reduce the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity and could materially affect the Company’s business and the value of its common stock.

On February 16, 2022, the Company received a notice from the Nasdaq Global Market that the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. The Company has 180 calendar days, or until August 15, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the minimum bid price requirement by August 15, 2022, the Company may be eligible for an additional 180-calendar day compliance period if it elects to transfer to the Nasdaq Capital Market to take advantage of the additional compliance period offered on that market. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the bid price deficiency during the second compliance period. During the six months ended June 30, 2022, the Company’s board of directors and stockholders approved a series of alternate amendments to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, where the board of directors will have the discretion to select the reverse stock split ratio from within a range between and including one-for-three and one-for-twelve. Such reverse stock split, and the reverse stock split ratio, will be at the sole discretion of the board of directors at any time prior to the Company’s 2023 Annual Meeting of Stockholders.

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

(b)Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An arbitration proceeding was brought against us before the Financial Industry Regulatory Authority, Inc., or FINRA, by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker. The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions. The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees. On September 17, 2021, the broker filed a petition to confirm the FINRA arbitration award in the Supreme Court of New York for the County of New York. We removed the case to the United States District Court for the Southern District of New York on September 27, 2021. On October 22, 2021, we filed a motion in federal court to vacate the award. On March 9, 2022, the Company was notified that its motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest. Post judgment interest accrued at 1.02% until the judgement was paid. During the three months ended June 30, 2022, we recorded an additional $0.1 million of expense related to this matter. We paid the $2.5 million judgement on March 24, 2022.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the six months ended June 30, 2022.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Mine Safety Disclosure

Not applicable.

Item 5.Other Information

Organizational Restructuring

In August 2022, we implemented changes to our organizational structure as part of an operational cost reduction plan to conserve our available capital. In connection with these changes, we reduced headcount in our general and administrative function by approximately 23.5%, including the separation of our Chief Financial Officer, Anthony Kim. We estimate that the severance and termination-related costs will total approximately $0.7 million and will be recorded in the third quarter of 2022. We expect that the payment of these costs will be substantially complete in September of 2023.

Separation of Anthony Kim

On August 10, 2022, we terminated Anthony Kim, our Chief Financial Officer, as part of our capital conservation measures, effective September 30, 2022 (the “Separation Date”). In connection with his termination, we intend to enter into a separation agreement with Mr. Kim (the “Separation Agreement”) that will provide for the terms of Mr. Kim’s separation from employment. Such Separation Agreement has not yet been finalized.  We will provide a description of the material terms of the Separation Agreement by filing a Current Report on Form 8-K after the information is determined or becomes available.

On August 10, 2022, our board of directors appointed Michael Loiacono to serve as our principal financial and accounting officer, effective upon the Separation Date.

Item 6.Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.1.1	Certificate of Amendment to Certificate of Incorporation.	8-K	001-37939	3.1	5/27/2022

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

10.1	Services Agreement, effective April 12, 2022, between Wilson Wolf Manufacturing Corporation and Marker Therapeutics, Inc.	8-K	001-37939	10.1	4/26/2022

10.2	Marker Therapeutics, Inc. 2020 Equity Incentive Plan, as amended					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: August 11, 2022

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang
President, Chief Executive Officer and Principal Executive Officer

/s/ Anthony Kim
Anthony Kim
Chief Financial Officer and Principal Financial and Accounting Officer