Form 10-Q
period 2022-09-30
Marker Therapeutics, Inc.
filed 2022-11-10
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022

☐   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

MARKER THERAPEUTICS, INC.

(Name of registrant in its charter)

DELAWARE	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4551 Kennedy Commerce Drive Houston, Texas	77032
(Address of principal executive offices)	(Zip Code)

(713) 400-6400
(Issuer’s telephone number)

3200 Southwest Freeway, Suite 2500, Houston, Texas, 77027
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

As of November 1, 2022, the Company had 83,599,187 shares of common stock issued and outstanding.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$18,076,379	$42,351,145
Restricted cash	—	1,146,186
Prepaid expenses and deposits	2,665,668	2,484,634
Other receivables	1,681,019	237
Total current assets	22,423,066	45,982,202
Non-current assets:
Property, plant and equipment, net	13,059,816	10,096,861
Construction in progress	—	2,225,610
Right-of-use assets, net	5,631,683	9,830,461
Total non-current assets	18,691,499	22,152,932

Total assets	$41,114,565	$68,135,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$5,746,404	$11,134,913
Related party deferred revenue	5,050,000	—
Lease liability	490,449	620,490
Deferred revenue	—	1,146,186
Total current liabilities	11,286,853	12,901,589
Non-current liabilities:
Lease liability, net of current portion	7,225,990	11,247,950
Total non-current liabilities	7,225,990	11,247,950

Total liabilities	18,512,843	24,149,539

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at September 30, 2022 and December 31,2021, respectively	—	—
Common stock, $0.001 par value, 300 million and 150 million shares authorized, 83.6 million and 83.1 million shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	83,599	83,079
Additional paid-in capital	446,710,757	442,020,871
Accumulated deficit	(424,192,634)	(398,118,355)
Total stockholders' equity	22,601,722	43,985,595

Total liabilities and stockholders' equity	$41,114,565	$68,135,134

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Grant income	$999,571	$—	$2,754,401	$—
Related partry service revenue	2,950,000	—	2,950,000	—
Total revenues	3,949,571	—	5,704,401	—
Operating expenses:
Research and development	7,290,899	6,784,390	20,872,264	19,777,454
General and administrative	3,678,005	3,239,148	10,926,189	9,936,256
Total operating expenses	10,968,904	10,023,538	31,798,453	29,713,710
Loss from operations	(7,019,333)	(10,023,538)	(26,094,052)	(29,713,710)
Other income (expenses):
Arbitration settlement	—	(2,406,576)	(118,880)	(2,406,576)
Interest income	99,750	791	138,653	4,731
Net loss	$(6,919,583)	$(12,429,323)	$(26,074,279)	$(32,115,555)

Net loss per share, basic and diluted	$(0.08)	$(0.15)	$(0.31)	$(0.43)
Weighted average number of common shares outstanding, basic and diluted	83,599,187	83,078,675	83,434,760	74,290,598

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended September 30, 2022
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at July 1, 2022	83,599,187	$83,599	$445,215,725	$(417,273,051)	$28,026,273
Stock-based compensation	—	—	1,495,032	—	1,495,032
Net loss	—	—	—	(6,919,583)	(6,919,583)
Balance at September 30, 2022	83,599,187	$83,599	$446,710,757	$(424,192,634)	$22,601,722

	For the Nine Months Ended September 30, 2022
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2022	83,078,675	$83,079	$442,020,871	$(398,118,355)	$43,985,595
Issuance common shares for cash, net	148,000	148	63,425	—	63,573
Stock-based compensation	372,512	372	4,626,461	—	4,626,833
Net loss	—	—	—	(26,074,279)	(26,074,279)
Balance at September 30, 2022	83,599,187	$83,599	$446,710,757	$(424,192,634)	$22,601,722

	For the Three Months Ended September 30, 2021
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at July 1, 2021	83,078,675	$83,079	$439,085,948	$(375,925,716)	$63,243,311
Stock-based compensation	—	—	1,468,020	—	1,468,020
Net loss	—	—	—	(12,429,323)	(12,429,323)
Balance at September 30, 2021	83,078,675	$83,079	$440,553,968	$(388,355,039)	$52,282,008

	For the Nine Months Ended September 30, 2021
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2021	50,731,072	$50,731	$383,533,326	$(356,239,484)	$27,344,573
Issuance of common stock for cash (net of offering costs of $3.9 million)	32,282,857	32,283	52,520,475	—	52,552,758
Stock options exercised for cash	1,456	2	3,085	—	3,087
Stock-based compensation	63,290	63	4,497,082	—	4,497,145
Net loss	—	—	—	(32,115,555)	(32,115,555)
Balance at September 30, 2021	83,078,675	$83,079	$440,553,968	$(388,355,039)	$52,282,008

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(26,074,279)	$(32,115,555)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,975,996	1,584,495
Stock-based compensation	4,626,833	4,497,145
Amortization on right-of-use assets	739,446	757,958
Loss on disposal of assets	25,995	—
Gain on lease termination	(278,681)	—
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(181,034)	(643,403)
Other receivables	(1,680,782)	1,000,316
Accounts payable and accrued expenses	(3,310,051)	2,742,154
Related party deferred revenue	5,050,000	—
Deferred revenue	(1,146,186)	—
Lease liability	(413,988)	(244,752)
Net cash used in operating activities	(20,666,731)	(22,421,642)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,328,664)	(1,262,092)
Purchase of construction in progress	(3,489,130)	(1,519,196)
Net cash used in investing activities	(4,817,794)	(2,781,288)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	63,573	52,552,758
Proceeds from exercise of stock options	—	3,087
Net cash provided by financing activities	63,573	52,555,845
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,420,952)	27,352,915

Cash, cash equivalents and restricted cash at beginning of the period	43,497,331	21,352,382
Cash, cash equivalents and restricted cash at end of the period	$18,076,379	$48,705,297

	For the Nine Months Ended
	September 30,
	2022	2021
Supplemental schedule of non-cash financing and investing activities:
Reclassifications between construction in progress and fixed assets	$4,089,135	$6,789,098
Capital expenditures included in accounts payable	$82,298	$70,399
Changes to right-of-use assets and lease liability due to close out of operating leases	$3,459,332	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at September 30, 2022 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K filed on March 17, 2022.

NOTE 3: LIQUIDITY, GOING CONCERN AND FINANCIAL CONDITION

As of September 30, 2022, the Company had cash and cash equivalents of approximately $18.1 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

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

On April 21, 2022, the Company entered into a binding services agreement (the “Agreement”), effective April 12, 2022 (see Note 9), with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf, therefore Wilson Wolf is a related party. Wilson Wolf is in the business of creating products and services intended to simplify and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million. For the three-month period ending September 30, 2022, the Company recognized $2.95 million of revenue pursuant to this agreement and at September 30, 2022, the Company recorded $5.05 million of related party deferred revenue on its condensed consolidated balance sheet.

On September 13, 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. To date, the Company has not received any funds from the FDA grant.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of September 30, 2022 will enable the Company to fund its operating expenses and capital expenditure requirements through the second quarter of 2023. The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

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

On February 16, 2022, the Company received a notice from The Nasdaq Stock Market that the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. On August 16, 2022, Nasdaq approved the Company’s application to transfer to The Nasdaq Capital Market, effective at the opening of business on August 18, 2022, and notified the Company that it had been granted an additional 180-calendar day compliance period, or until February 13, 2023, to regain compliance with the minimum bid price requirement. As part of the transfer, the Company provided notice to Nasdaq that it intended to cure the bid price deficiency by effecting a reverse stock split, if necessary, prior to the end of the compliance period. The Company’s failure to regain compliance during this period could result in delisting, which the Company could appeal to a Nasdaq hearings panel. The Company intends to actively monitor the bid price of its common stock and will consider available options, including a reverse stock split, to regain compliance with the listing requirements. There can be no assurance that the Company will be able to regain compliance with Nasdaq’s Listing Rule 5450 (a)(1) or will otherwise be in compliance with other Nasdaq listing criteria.

During the three months ended June 30, 2022, the Company’s board of directors and stockholders approved a series of alternate amendments to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, where the board of directors will have the discretion to select the reverse stock split ratio from within a range between and including one-for-three and one-for-twelve. Such reverse stock split, and the reverse stock split ratio, will be at the sole discretion of the board of directors at any time prior to the Company’s 2023 Annual Meeting of Stockholders.

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

Restricted cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. The Company recorded $2.8 million of grant income related to the CPRIT grant as revenue for the nine months ended September 30, 2022. At September 30, 2022, there were no restricted cash or deferred revenue amounts on the Company’s condensed consolidated financial statements. At September 30, 2022, the Company recorded $1.6 million of grant income receivable, which represented grant income earned in advance of the next tranche of funds to be received from CPRIT.

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

The following table sets forth the computation of net loss per share for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(6,919,583)	$(12,429,323)	$(26,074,279)	$(32,115,555)

Denominator:
Weighted average common shares outstanding	83,599,187	83,078,675	83,434,760	74,290,598

Net loss per share:
Basic and diluted	$(0.08)	$(0.15)	$(0.31)	$(0.43)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Nine Months Ended
	September 30,
	2022	2021
Common stock options	9,962,000	7,544,000
Common stock purchase warrants	18,482,000	19,830,000
Potentially dilutive securities	28,444,000	27,374,000

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2022 and December 31, 2021, respectively:

		September 30,	December 31,
	Estimated Useful Lives	2022	2021
Lab and manufacturing equipment	5 Years	$11,857,000	$7,851,000
Computers, equipment and software	3-5 Years	1,051,000	1,020,000
Office furniture	5 Years	926,000	793,000
Leasehold improvements	Lesser of lease term or estimated useful life	3,897,000	3,173,000
Total		17,731,000	12,837,000
Less: accumulated depreciation		(4,671,000)	(2,740,000)
Construction in progress		—	2,226,000
Total fixed assets, net		$13,060,000	$12,323,000

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

Depreciation expense for the three months ended September 30, 2022 and 2021 was approximately $0.8 million and $0.6 million, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 was approximately $2.0 million and $1.6 million, respectively.

$82,300 of property and equipment transactions are included in accounts payable and accrued liabilities as of September 30, 2022.

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

As of September 15, 2022, the Company and its landlord agreed to terminate the Company’s office lease at 3200 Southwest Freeway, Suite 2500, Houston, Texas.  As such the Company reduced its operating lease liabilities by $3.7 million and reduced its right-of-use assets by $3.5 million.

As of September 30, 2022, the Company had total operating lease liabilities of approximately $7.7 million and right-of-use assets of approximately $5.6 million, which were included in the condensed consolidated balance sheet.

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

The following summarizes quantitative information about the Company’s operating leases for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease expense summary:
Operating lease expense	$375,000	$425,000	$1,225,000	$1,275,000
Short-term lease expense	11,000	—	22,000	—
Variable lease expense	161,000	168,000	566,000	430,000
Total	$547,000	$593,000	$1,813,000	$1,705,000

	For the Nine Months Ended
	September 30,
	2022	2021
Other information:
Operating cash flows - operating leases	$900,000	$763,000

The weighted-average remaining lease term as of September 30, 2022 and December 31, 2021 was approximately 7.7 years and 8.4 years, respectively. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2022 and December 31, 2021 was approximately 5.5% and 5.7%, respectively.

Maturities of our operating leases, excluding short-term leases, are as follows:

Three months ending December 31, 2022	$206,000
Year ended December 31, 2023	983,000
Year ended December 31, 2024	1,254,000
Year ended December 31, 2025	1,290,000
Year ended December 31, 2026	1,177,000
Thereafter	4,752,000
Total	9,662,000
Less present value discount	(1,946,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2022	$7,716,000

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of September 30, 2022 and December 31, 2021, respectively:

	September 30,	December 31,
	2022	2021
Accounts payable	$2,021,000	$5,144,000
Compensation and benefits	2,306,000	2,055,000
Process development expenses	412,000	385,000
Professional fees	452,000	644,000
Technology license fees	250,000	250,000
Arbitration settlement fees	—	2,407,000
Other	305,000	250,000
Total accounts payable and accrued liabilities	$5,746,000	$11,135,000

In August 2022, the Company implemented changes to the Company’s organizational structure as part of an operational cost reduction plan to conserve the Company’s available capital.  In connection with these changes, the Company reduced headcount in its general and administrative function by approximately 23.5%, including the separation of the Company’s Chief Financial Officer.  At September 30, 2022, the Company recorded $0.5 million of accrued compensation and benefits for severance expenses related to the operational cost reduction plan.

NOTE 9: RELATED PARTY DEFERRED REVENUE

On April 21, 2022, the Company entered into a binding services agreement, effective April 12, 2022, with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Wilson Wolf is in the business of creating products and services intended to simplify and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million, as consideration for certain training and research services allocated as follows:

●	$2.0 million for non-exclusive training of Wilson Wolf to make, use, and sell Marker’s cell culture non-proprietary media formulation that has been cleared in an FDA investigational new drug application;
●	$1.0 million for non-exclusive training of Wilson Wolf to replicate Marker’s quality management system inclusive of all underlying documents related thereto, none of which shall include unique information specific to the manufacture of Marker’s MultiTAA product candidates such as direct peptide stimulation;
●	$2.0 million for non-exclusive training of Wilson Wolf to be able to replicate Marker’s cGMP-compliant, linearly scalable, G-Rex based T-cell manufacturing process which Wilson Wolf shall use as it sees fit in pursuit of the Wilson Wolf Mission; and
●	$3.0 million for Marker to train Wilson Wolf on its expertise in the optimization of T-cell therapy manufacturing processes using G-Rex and to conduct CAR T and TCR G-Rex Optimization Work under the direction of Wilson Wolf (the “Work Direction”), whereunder all intellectual property provided by Wilson Wolf or created or derived by Marker will be solely owned by Wilson Wolf, and whereby Marker will make good faith efforts to complete the conduct of such work as soon as practicable within 18 months from the date of the agreement. Wilson Wolf has agreed to pay Marker an additional $1.0 million if the Work Direction is completed within one year from the onset of the Agreement.

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

The Company plans to recognize related party revenue over time in accordance with Accounting Standard Codification, or ASC, 606 Revenue from Contracts with Customers, as each of the training or and research services are provided to Wilson Wolf. Revenue will be recognized, using an output method based on progress toward satisfaction of the performance obligations. Additionally, in accordance the spirit of the standard expressed in ASC 606-50-1, the timing of the revenue recognition is expected to be approximately 12 months. For the three-month period ending September 30, 2022, the Company recognized $2.95 million of revenue pursuant to this agreement and at September 30, 2022, the Company recorded $5.05 million of related party deferred revenue on its condensed consolidated balance sheet.

NOTE 10: STOCKHOLDERS’ EQUITY

Increase in Authorized Shares

During the three months ended June 30, 2022, the Company’s board of directors and stockholders approved a Certificate of Amendment (the “Amendment”) to the Company’s Certificate of Incorporation to increase the authorized shares of common stock of the Company from 150,000,000 shares to 300,000,000 shares. The Company filed the Amendment with the Secretary of State of Delaware on May 25, 2022.

Approval of Reverse Stock Split to be Effected at the Discretion of the Board of Directors

During the three months ended June 30, 2022, the Company’s board of directors and stockholders approved a series of alternate amendments to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, where the board of directors will have the discretion to select the reverse stock split ratio from within a range between and including one-for-three and one-for-twelve. Such reverse stock split, and the reverse stock split ratio, will be at the sole discretion of the board of directors at any time prior to the Company’s 2023 Annual Meeting of Stockholders. As of the date of this filing, the Company’s board of directors has not approved any reverse stock split.

Common Stock Transactions

Issuance of Restricted Stock Units to Executives

During the nine months ended September 30, 2022, upon the recommendation of the compensation committee and pursuant to the Company’s 2020 Equity Incentive Plan, the Company’s board of directors approved the issuance of a total of 372,512 shares of common stock, valued at a total of approximately $180,600, subject to restricted stock units, which were immediately vested upon grant, to certain executives as performance bonuses for 2021 performance.

Issuance of Stock Pursuant to ATM Agreement

During the nine months ended September 30, 2022, the Company sold 148,000 shares of its common stock under the ATM Agreement for net proceeds of $63,600.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of September 30, 2022 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2022	19,830,000	$4.42	1.70	$—
Warrants granted	—	—	—	—
Expired or cancelled	(1,348,000)	3.97	—	—
Balance - September 30, 2022	18,482,000	$4.45	1.04	$—

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

210,000 stock option awards were issued during the three months ended June 30, 2022 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $0.43 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on April 1, 2022, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

Additionally, 100,000 stock option awards were issued during the three months ended September 30, 2022 to new employees upon their commencement of employment with the Company.  Each option award was granted with an exercise price of $0.35 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on July 1, 2022, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

Also, pursuant to the Company’s Non-Employee Director Compensation Policy, which had previously been approved by the Company’s board of directors, 400,000 stock option awards were issued during the nine months ended September 30, 2022 to independent members of the board of directors of the Company. Each option award was granted on May 24, 2022 with an exercise price of $0.3377 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on May 24, 2022. Each option award will vest in one year subject to the director’s continuance of service through May 24, 2023.

A summary of the Company’s stock option activity for the nine months ended September 30, 2022 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of January 1, 2022	7,686,233	$5.47	$—	7.7
Granted	2,530,000	0.47	—	9.2
Canceled/Expired	(254,547)	2.60	—	—
Outstanding as of September 30, 2022	9,961,686	$4.27	$14,000	7.6
Options vested and exercisable	5,875,626	$6.10	$—	6.7

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the nine months ended September 30, 2022 was as follows:

For the Nine Months Ended
September 30, 2022
Exercise price	$0.47
Expected term (years)	5.9
Expected stock price volatility	85%
Risk-free rate of interest	2%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock Compensation expenses:
Research and development	$730,000	$727,000	$2,215,000	$2,132,000
General and administrative	765,000	741,000	2,412,000	2,365,000
Total stock compensation expenses	$1,495,000	$1,468,000	$4,627,000	$4,497,000

As of September 30, 2022, the total stock-based compensation cost related to unvested awards not yet recognized was $4.7 million. The expected weighted average period compensation costs to be recognized was approximately 1.9 years. Future option grants will impact the compensation expense recognized.

NOTE 12: GRANT INCOME

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company’s Phase 2 clinical trial of MT-401. The CPRIT award is intended to support the adjuvant arm of the Company’s Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group.During the fourth quarter of 2021, the Company received $2.4 million advancement of funds in relation to the CPRIT grant.

The Company recorded $2.8 million of grant income related to the CPRIT grant as revenue for the nine months ended September 30, 2022. At September 30, 2022, there were no restricted cash or deferred revenue amounts on the Company’s condensed consolidated financial statements. At September 30, 2022, the Company recorded $1.6 million of grant income receivable, which represented grant income earned in advance of the next tranche of funds to be received from CPRIT.

On September 13, 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. To date, the Company has not received any funds from the FDA grant.

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

NOTE 14: RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the three and nine months ended September 30, 2022 and 2021, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Baylor College of Medicine	$—	$789,000	$1,142,000	$2,052,000
Bio-Techne Corporation	—	54,000	101,000	215,000
Wilson Wolf Manufacturing Corporation	71,000	70,000	172,000	110,000
Total Research and development	$71,000	$913,000	$1,415,000	$2,377,000

$16,000 of related party transactions are included in accounts payable and accrued liabilities as of September 30, 2022.

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

Purchases from Wilson Wolf Manufacturing Corporation.

The Company is currently utilizing Wilson Wolf Manufacturing Corporation for the purchases of cell culture devices called G-Rexes. Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf Manufacturing Corporation. Wilson Wolf Manufacturing became a related party during fiscal year 2021 due to the amounts of the Company’s purchases and as such, $70,000 and $110,000 of transactions for the three and nine-month periods ended September 30, 2021, respectively, were included in the table above. Purchases from Wilson Wolf Manufacturing Corporation exclude amounts pertaining to the Related Party Deferred Revenue discussed in Note 9 above.

NOTE 15: SUBSEQUENT EVENTS

As part of the Company’s review of its peptide-based immunotherapeutic vaccine programs to determine the future strategy of the programs and the proper allocation of the Company’s resources to best maximize stockholder value, on October 16, 2022, the Company and Mayo Foundation for Medical Education and Research  mutually agreed to terminate the (i) Patent and Know-How License Agreement dated March 25, 2012, the (ii) License and Assignment Agreement dated July 21, 2015, and the (iii) License and Assignment Agreement effective May 4, 2016 (collectively, the “License Agreements”) in accordance with and subject to the terms of those agreements, pursuant to which Mayo granted the Company license grants to patent rights, know-how and materials in each of the License Agreements that were directed to the peptide-based immunotherapeutic vaccine programs. The termination of the License Agreements is effective as of October 16, 2022.

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

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. We developed our lead product candidates from our MultiTAA-specific T cell technology, which is based on the manufacture of non-engineered, tumor-specific T cells that recognize multiple tumor-associated antigens, or TAAs. MultiTAA-specific T cells are able to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. When infused into a cancer patient, the MultiTAA-specific T cells are designed to kill cancer cells expressing the TAA targets and potentially recruit the patient’s immune system to participate in the cancer killing process.

We licensed the underlying technology for MultiTAA-specific T cell therapy from BCM in March 2018. BCM had utilized the therapy in seven exploratory clinical trials. In these studies, BCM treated over 170 patients suffering from a variety of cancers including lymphoma, multiple myeloma, acute myeloid leukemia, acute lymphoblastic leukemia, pancreatic cancer, breast cancer and various sarcomas. In those studies, BCM saw evidence of clinical benefit, expansion of infused cells, epitope spreading, and decreased toxicity compared to other cellular therapies.

We are advancing three product candidates as part of our MultiTAA-specific T cell program for:

1.	autologous treatment of lymphoma, and selected solid tumors
2.	allogeneic T cells for the treatment of acute myeloid leukemia, or AML
3.	off-the-shelf products in various indications

Our current clinical development programs are:

●	MT-401 for the treatment of post-transplant AML, currently in a Phase 2 clinical trial
●	MT-401-OTS for the treatment of AML, for which we expect to dose the first patient in a Phase 1 clinical trial in 2023
●	MT-601 for the treatment of pancreatic cancer, for which we plan to submit an IND to the FDA in 2022 to initiate a Phase 1 trial in 2023, with the first patient expected to be enrolled in the first quarter of 2023
●	MT-601 for the treatment of lymphoma, for which we have a cleared IND from the FDA to initiate a Phase 1 trial in 2023

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

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below:

Recent Developments

On September 13, 2022, we announced that we received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of minimal residual disease in post-transplant AML after allogeneic stem cell transplant.  To date, the Company has not received any funds from the FDA grant. With respect to this trial, we have treated all six patients in Cohorts 4 and 5 using MT-401 manufactured with our new T cell manufacturing process. The new manufacturing process is designed to produce a more potent product with increased antigen specificity and diversity and a reduction in manufacturing time. To date, all six patients have completed dose-limiting toxicity, or DLT, periods with no DLTs reported. We expect to announce an efficacy analysis from the six patients in Cohorts 4 and 5 by year-end 2022.

Results of Operations

In this discussion of our results of operations and financial condition, amounts in financial tables, other than per-share amounts, have been rounded to the nearest thousand.

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the three months ended September 30, 2022 and 2021:

	For the Three Months Ended
	September 30,
	2022	2021	Change
Revenues:
Grant income	$1,000,000	$—	$1,000,000	100%
Related partry service revenue	2,950,000	—	2,950,000	100%
Total revenues	3,950,000	—	3,950,000	100%
Operating expenses:
Research and development	7,291,000	6,784,000	507,000	7%
General and administrative	3,678,000	3,239,000	439,000	14%
Total operating expenses	10,969,000	10,024,000	945,000	9%
Loss from operations	(7,019,000)	(10,024,000)	3,005,000	(30)%
Other income (expense):
Arbitration settlement	—	(2,407,000)	2,407,000	(100)%
Interest income	100,000	1,000	99,000	9,900%
Net loss	$(6,920,000)	$(12,429,000)	$5,511,000	(44)%

Net loss per share, basic and diluted	$(0.08)	$(0.15)	$0.07	(47)%

Weighted average number of common shares outstanding	83,599,000	83,079,000	520,000	1%

Revenue

We did not generate any revenue during the three months ended September 30, 2022 and 2021, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401. During the three months ended September 30, 2022, we recognized $1.0 million of revenue associated with the CPRIT grant.

In April 21 2022, we entered into a binding services agreement with Wilson Wolf Manufacturing Corporation. Wilson Wolf is in the business of creating products and services intended to simplify and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society.  Pursuant to the agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million, as consideration for certain training and research services.  During the three months ended September 30, 2022, we recognized $2.95 million of revenue associated with the Wilson Wolf services agreement.

Operating Expenses

Operating expenses incurred during the three months ended September 30, 2022 were $11.0 million compared to $10.0 million during the three months ended September 30, 2021.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 7% to $7.3 million for the three months ended September 30, 2022, compared to $6.8 million for the three months ended September 30, 2021.

The increase of $0.5 million in 2022 was primarily attributable to the following:

●	increase of $0.2 million in process development expenses,
●	increase of $0.6 million in headcount-related expenses,
●	increase of $0.3 million in depreciation expenses,
●	increase of $0.1 million of other expenses, and
●	increase of $0.1 million in clinical trial expenses, offset by
●	decrease of $0.8 million in sponsored research expenses from BCM agreements,

General and Administrative Expenses

General and administrative expenses were $3.7 million and $3.2 million for the three months ended September 30, 2022 and 2021, respectively. The increase was mainly attributable to severance expenses recorded during the quarter related to the reduction of headcount as part of our cost reduction plan.

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

Interest Income

Interest income was $100,000 and $1,000 for the three months ended September 30, 2022 and 2021, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

The decrease in our net loss during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was due to the timing of process development expenses, lower costs associated with our BCM clinical supplies agreement and higher grant income, offset by the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes the results of our operations for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,
	2022	2021	Change
Revenues:
Grant income	$2,754,000	$—	$2,754,000	100%
Related partry service revenue	2,950,000	—	2,950,000	100%
Total revenues	5,704,000	—	5,704,000	100%
Operating expenses:
Research and development	20,872,000	19,777,000	1,095,000	6%
General and administrative	10,926,000	9,936,000	990,000	10%
Total operating expenses	31,798,000	29,714,000	2,084,000	7%
Loss from operations	(26,094,000)	(29,714,000)	3,620,000	(12)%
Other income (expense):
Arbitration settlement	(119,000)	(2,407,000)	2,288,000	(95)%
Interest income	139,000	5,000	134,000	2,680%
Net loss	$(26,074,000)	$(32,116,000)	$6,042,000	(19)%

Net loss per share, basic and diluted	$(0.31)	$(0.43)	$0.12	(28)%

Weighted average number of common shares outstanding	83,435,000	74,291,000	9,144,000	12%

Revenue

We did not generate any revenue during the nine months ended September 30, 2022 and 2021, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401. During the nine months ended September 30, 2022, we recognized $2.8 million of revenue associated with the CPRIT grant.

In April 21 2022, we entered into a binding services agreement with Wilson Wolf Manufacturing Corporation. Pursuant to the agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million, as consideration for certain training and research services.  During the nine months ended September 30, 2022, we recognized $2.95 million of revenue associated with the Wilson Wolf services agreement.

Operating Expenses

Operating expenses incurred during the nine months ended September 30, 2022 were $31.8 million compared to $29.7 million during the nine months ended September 30, 2021.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 6% to $20.9 million for the nine months ended September 30, 2022, compared to $19.8 million for the nine months ended September 30, 2021.

The increase of $1.1 million in 2022 was primarily attributable to the following:

●	increase of $1.6 million in headcount-related expenses,
●	increase of $0.8 million in expenses related to our AML clinical trial.
●	increase of $0.4 million in depreciation expenses,
●	increase of $0.4 million in maintenance and repairs at our manufacturing facility, and
●	increase of $0.1 million of other expenses, offset by
●	decrease of $0.6 million in process development expenses,
●	decrease of $1.3 million in sponsored research expenses from BCM agreements, and
●	decrease of $0.3 million in technology licensing fees.

General and Administrative Expenses

General and administrative expenses were $10.9 million and $9.9 million for the nine months ended September 30, 2022 and 2021, respectively.

The increase of $1.0 million in 2022 was primarily attributable to the following:

●	increase of $0.4 million in headcount-related expenses,
●	increase of $0.5 million in professional services, and
●	increase of $0.6 million in severance-related expenses, offset by
●	decrease of $0.4 million in legal fees, and
●	decrease of $0.1 million in other expenses.

Other Income (Expense)

Arbitration settlement

An arbitration proceeding was brought against us before the Financial Industry Regulatory Authority, Inc., or FINRA by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement, each brokered by another broker. The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions. The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees, which we recorded in the nine months ended September 30, 2021. We removed the case to the United States District Court for the Southern District of New York on September 27, 2021. On October 22, 2021, we filed a motion in federal court to vacate the award. On March 9, 2022, we were notified that our motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest. Post judgment interest accrued at 1.02% until the judgement was paid. During the nine months ended September 30, 2022, we recorded an additional $0.1 million of expense related to this matter. We paid the $2.5 million judgement on March 24, 2022.

Interest Income

Interest income was $139,000 and $5,000 for the nine months ended September 30, 2022 and 2021, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

The decrease in our net loss during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to the timing of process development expenses, lower costs associated with our BCM clinical supplies agreement and higher grant income, offset by the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MultiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash, cash equivalents and restricted cash and working capital as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Cash, cash equivalents and restricted cash	$18,076,000	$43,497,000
Working capital	$11,136,000	$33,081,000

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(20,667,000)	$(22,422,000)
Investing activities	(4,818,000)	(2,781,000)
Financing activities	64,000	52,556,000
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,421,000)	$27,353,000

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 was $20.7 million compared to $22.4 million for the same period last year. The changes in cash flow from operating activities during the nine months ended September 30, 2022 were due to $26.1 million of net losses and a $1.6 million decrease from changes in operating assets and liabilities. This was in addition to $4.6 million of stock-based compensation, $2.0 million of depreciation expense, $0.7 million right-of-use asset amortization and lease liability accretion and $0.3 million gain on lease termination.

Net cash used in operating activities during the nine months ended September 30, 2021 was $22.4 million. The changes in cash flow used in operating activities during the nine months ended September 30, 2021 were due to $32.1 million of net losses and a $2.9 million increase from changes in operating assets and liabilities. This was in addition to $4.5 million of stock-based compensation, $1.6 million of depreciation expense and $0.8 million right-of-use asset amortization and lease liability accretion.

Investing Activities

Net cash used in investing activities was $4.8 million for the purchase of property and equipment and construction in progress related to the manufacturing facility during the nine months ended September 30, 2022. The increase mainly relates to purchases of equipment for the manufacturing and research facilities.

Net cash used in investing activities was $2.8 million for the purchase of property and equipment and construction in progress during the nine months ended September 30, 2021. The increase relates to purchases of laboratory equipment for the manufacturing facility.

Financing Activities

Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 2022, due to sales of common stock under the ATM Agreement. Net cash provided by financing activities was $52.6 million during the nine months ended September 30, 2021, due to the net proceeds received from the underwritten public offering.

Future Capital Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next several years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development, continue or initiate clinical trials and seek marketing approval for our product candidates. In addition, if we obtain approval for any of our product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support our Phase 2 clinical trial of MT-401. To date, we have received $2.4 million of funds from the CPRIT grant.

On September 13, 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that is has awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. To date, the Company has not received any funds from the FDA grant.

As of September 30, 2022, we had working capital of $11.1 million, compared to working capital of $33.1 million as of December 31, 2021. Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

On February 16, 2022, the Company received a notice from the Nasdaq Global Market that the Company was not in compliance with Nasdaq’s Listing Rule 5450(a)(1), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days. On August 16, 2022, Nasdaq approved the Company’s application to transfer to The Nasdaq Capital Market, effective at the opening of business on August 18, 2022, and notified the Company that it had been granted an additional 180-calendar day compliance period, or until February 13, 2023, to regain compliance with the minimum bid price requirement. As part of the transfer, the Company provided notice to Nasdaq that it intended to cure the bid price deficiency by effecting a reverse stock split, if necessary, prior to the end of the compliance period. The Company’s failure to regain compliance during this period could result in delisting, which the Company could appeal to a Nasdaq hearings panel. The Company intends to actively monitor the bid price of its common stock and will consider available options, including a reverse stock split, to regain compliance with the listing requirements. There can be no assurance that the Company will be able to regain compliance with Nasdaq’s Listing Rule 5450(a)(1) or will otherwise be in compliance with other Nasdaq listing criteria.

During the three months ended June 30, 2022, the Company’s board of directors and stockholders approved a series of alternate amendments to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock, where the board of directors will have the discretion to select the reverse stock split ratio from within a range between and including one-for-three and one-for-twelve. Such reverse stock split, and the reverse stock split ratio, will be at the sole discretion of the board of directors at any time prior to the Company’s 2023 Annual Meeting of Stockholders.

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

Going Concern

We have no sources of revenue, other than grant and related party services income, to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional capital.

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

Item 4.         Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, who is our principal financial and accounting officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

(b)Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

An arbitration proceeding was brought against us before the Financial Industry Regulatory Authority, Inc., or FINRA, by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker. The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions. The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees. On September 17, 2021, the broker filed a petition to confirm the FINRA arbitration award in the Supreme Court of New York for the County of New York. We removed the case to the United States District Court for the Southern District of New York on September 27, 2021. On October 22, 2021, we filed a motion in federal court to vacate the award. On March 9, 2022, the Company was notified that its motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest. Post judgment interest accrued at 1.02% until the judgement was paid. During the three months ended September 30, 2022, we recorded an additional $0.1 million of expense related to this matter. We paid the $2.5 million judgement on March 24, 2022.

Item 1A.         Risk Factors

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the nine months ended September 30, 2022.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.1.1	Certificate of Amendment to Certificate of Incorporation.	8-K	001-37939	3.1	5/27/2022

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Principal Financial And Accounting Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial And Accounting Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: November 10, 2022

MARKER THERAPEUTICS, INC.

/s/ Peter L. Hoang
Peter L. Hoang
President, Chief Executive Officer and Principal Executive Officer

/s/ Michael J. Loiacono
Michael J. Loiacono
Chief Accounting Officer and Principal Financial and Accounting Officer