Form 10-K
period 2022-12-31
Marker Therapeutics, Inc.
filed 2023-03-22
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

(Telephone Number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [   ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). [   ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 (the last day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $3.30 as reported on the Nasdaq Capital Market as of that date was approximately $22,800,000.

The registrant had 8,798,829 shares of common stock outstanding as of March 17, 2023.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement relating to registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

i

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this annual report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. These statements speak only as of the date of this Annual Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.  Forward-looking statements in this annual report include statements as to:

●	our ability to continue as a going concern;
•

the timing, progress and results of clinical trials of multi tumor associated antigen (“multiTAA”)-specific T cell therapies and our other product candidates, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials or related preparatory work, the period during which the results of the trials will become available and our research and development programs;

•	the timing of any submission of filings for regulatory approval of product candidates and our ability to obtain and maintain regulatory approvals for product candidates for any indication;
•	our ability to successfully commercialize product candidates;
•	our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates;
•	our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of product candidates, if approved for commercial use;
•	our manufacturing capabilities and strategy, including the ease, scalability and commercial viability of our manufacturing methods and processes;
•	our expectations regarding the scope of any approved indications for product candidates;
•	the potential benefits of and our ability to maintain our relationships and collaborations with the Baylor College of Medicine and other potential collaboration or strategic relationships;
•	our ability to use the multiTAA-specific T cell platform to develop future product candidates;
•	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional funding;
•	our ability to identify, recruit and retain key personnel;
•	our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;
•	our financial performance;
•	our competitive position and the development of and projections relating to our competitors or our industry; and

ii

•	the impact of laws and regulations.

You should refer to “Item 1A. Risk Factors” in this annual report for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this annual report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame, or at all. The forward-looking statements in this annual report represent our views as of the date of this annual report. We anticipate that subsequent events and developments may cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. We developed our lead product candidates from our multiTAA-specific T cell technology, which is based on the manufacture of non-engineered, tumor-specific T cells that recognize multiple tumor associated antigens, or TAAs. MultiTAA-specific T cells are able to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. When infused into a cancer patient, the multiTAA-specific T cells are designed to kill cancer cells expressing the TAA and potentially recruit the patient’s immune system to participate in the cancer killing process.

We licensed the underlying technology for multiTAA-specific T cell therapy from Baylor College of Medicine, or BCM, in March 2018. BCM had utilized the therapy in seven exploratory clinical trials. In these studies, BCM treated over 150 patients suffering from a variety of cancers including lymphoma, multiple myeloma, acute myeloid leukemia, or AML, acute lymphoblastic leukemia, or ALL, pancreatic cancer, breast cancer and various sarcomas. In those studies, BCM saw evidence of clinical benefit, expansion of infused cells epitope spreading, and decreased toxicity compared to other cellular therapies.

We are advancing three product candidates as part of our multiTAA-specific T cell program for:

1.	autologous treatment of lymphoma, and selected solid tumors
2.	allogeneic T cells for the treatment of AML
3.	off-the-shelf products in various indications

We do not genetically engineer our multiTAA-specific T cell therapies and we believe that our product candidates are superior to T cells engineered with chimeric antigen receptors, or CAR-T, for several reasons including:

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

We believe that the simplicity of our manufacturing process allows additional modifications to expand multiTAA-specific T cell recognition of cancer targets. For example, we are currently analyzing the potential for a 12-antigen multiTAA-specific T cell therapy. We are also assessing the potential of combining multiTAA-specific T cell products with other products.

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

Company-Sponsored Clinical Development of Multi-TAA Specific T Cell Therapies

MT-401 for the Treatment of Post-Transplant AML

We are pursuing post-transplant AML as the lead indication for our first company-sponsored multiTAA-specific T cell program in the ARTEMIS study. We submitted an investigational new drug, or IND, application to the FDA, to conduct a Phase 2 clinical trial of multiTAA-specific T cell therapy, which we refer to as MT-401 (zedenoleucel), in post-allogeneic HSCT patients with AML in both the adjuvant and active disease setting. The dose administered in this multicenter trial is currently 200 million cells every two weeks for three doses. In the adjuvant setting, patients will be randomized to either multiTAA-specific T cell therapy or standard of care (observation) at approximately 90 days post-transplant, while the active disease patients will receive MT-401 following relapse post-transplant as part of a single-arm group.

●	In April 2020, the Orphan Product Development Office of the United States Food and Drug Administration, or the FDA, granted orphan drug designation to MT-401 (zedenoleucel), a multiTAA-specific T cell therapy that targets four TAAs, for the treatment of AML.
●	The same multiTAA-specific T cell therapy has been well tolerated in an ongoing Phase 1 clinical trial in AML and myelodysplastic syndrome, or MDS, conducted by our strategic partner Baylor College of Medicine, or BCM.
●	As reported in a 2021 publication by Lulla et al., 11 of the 17 patients in the adjuvant disease setting dosed with the multiTAA-specific T cell therapy after receiving an allogeneic hematopoietic stem cell transplant, or HSCT, never relapsed [median leukemia-free survival, or LFS, not reached at a median follow-up of 1.9 years], with 11 of 15 patients (two patients were each treated during two different remissions) remaining alive (estimated two-year overall survival of 77%) at a median follow-up of

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

The ARTEMIS trial conducted by Marker has completed in June 2021 the safety lead-in portion, which tested the comparability of MT-401 or zedenoleucel, the multiTAA-specific T cell product manufactured using peptides from two different vendors and enrolled six patients with active disease: one measurable residual disease (MRD) positive patient and five frank relapse patients.

●	Consistent with the results of the BCM Phase 1 trial, there were no dose-limiting toxicities, cytokine release syndrome or neurotoxicity observed in this stage of the trial, and one MRD+ patient became MRD- after infusion of MT-401. Correlative studies showed that the patient saw significant expansion of infused multiTAA-specific T cells in addition to extensive epitope spreading. There were no objective responses from the frank relapse patients. By November 2022, all six patients had completed dose-limiting toxicity (DLT) periods with no DLTs reported.
●	In the fourth quarter of 2021, the manufacturing of MT-401 for the Phase 2 trial started at the Marker Cell Therapy cGMP manufacturing facility, named MCTF01. The Company transitioned to treating patients using MT-401 manufactured with Marker’s new T cell manufacturing process. Specifically, the new process involves an improved T cell manufacturing process for MT-401 that reduces production time to 9 days (compared to the original process of >30 days). This new process enabled a >90% reduction in the number of operator interventions during production and an improved final T cell product candidate compared to the original product candidate used in the ARTEMIS trial. These process improvements have yielded an MT-401 product candidate that has five times the measurable specificity and four times the potency in terms of tumor killing as compared to the prior manufacturing process. We have now treated 12 patients with MT-401 manufactured using our improved manufacturing process, with 16 patients treated with MT-401 manufactured using the original process, for a total of 28 patients.
●	After completing the safety lead-in portion, we initiated the remainder of the Phase 2 trial in July 2021, in which we intend to enroll 210 patients at approximately 20 transplant centers. Group 1 will comprise of 150 adjuvant (disease-free) patients, with the primary endpoint of relapse-free survival of patients randomized to receive MT-401 versus a control group. Group 2 will comprise of 60 active disease patients in a single arm, with primary endpoints of complete remission and duration of complete remission.

To date, a total of 11 patients in the adjuvant arm of the ARTEMIS study have been randomized to treatment with MT-401 using a new manufacturing process or to standard-of-care.  All patients are too early for evaluation, but the Data Monitoring Committee has reviewed the existing safety data and has not identified any concerns.

A total of four MRD+ patients have been treated and are currently evaluable. Two MRD+ patients were treated with MT-401 manufactured using the original manufacturing process and showed elimination of detectable disease. Two additional MRD+ patients were treated with MT-401 manufactured used in the improved process.

●	The first MRD+ patient was treated at 100 x 106 cells per infusion and was able to remain in stable disease for six months, allowing the patient to bridge to a second allogeneic transplant.

●	The second MRD+ patient was dosed at 200 x 106 cells per infusion and the PCR value, which proved to be a valuable tool for detecting MRD, has decreased by 70% only four weeks after the last infusion. This patient’s disease status will continue to be closely monitored and evaluated.
●	A fifth MRD+ patient has been treated with MT-401 manufactured used in the improved process but is too early for evaluation. Additional MRD+ patients have been enrolled and are awaiting treatment.
●	We anticipate reporting a data readout of the MRD+ patient subset in the second half of 2023.

To date, a total of 15 frank relapse patients have been treated. In addition to the 11 patients previously reported, who were treated with MT-401 manufactured using the original manufacturing process, four additional patients have been treated with MT-401 manufactured using the improved manufacturing process.

●	Of the four patients treated with the improved manufacturing process, one of these patients received a dose of 100 x 106 cells per infusion, while the other three patients were dosed at 200 x 106 cells per infusion.
●	None of the frank relapse patients showed an objective response to therapy.
●	We have suspended further enrollment of frank relapse patients while re-evaluating additional modifications for this patient cohort, including potentially higher cell doses.

In September 2022, we announced that we had been awarded a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of minimal residual disease in post-transplant AML after allogeneic stem cell transplant.

Off-the-shelf MT-401 (MT-401-OTS) for the Treatment of AML

We intend to expand our AML program with the development of MT-401-OTS, a scalable, off-the-shelf product candidate with the potential to provide treatment to patients in under three days. We intend to dose patients using “banked” products based on human leukocyte antigen matching. We believe our off-the-shelf platform has high scalability, where one donor has the potential to provide more than 100 patient products. Our open IND for MT-401 for the treatment of AML includes clearance of the protocol that will test the safety and efficacy of the off the shelf product in patients with AML/MDS who cannot access their HSCT donor. We are in the process of developing our patient cell bank inventory and expect to dose the first patient in 2023.  We expect to expand our off-the-shelf platform into clinical trials for other hematological malignancies and solid tumors.

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

We recently began developing multiTAA-specific T cells in pancreatic cancer with product manufactured with two additional antigens when compared to MT-401, to which we refer as MT-601, starting at a similar dose level used in the TACTOPS study. MT-601 is a multiTAA-specific T cell product targeting six tumor-associated antigens which are highly expressed in pancreatic cancer. In January 2022, the FDA granted orphan drug designation to MT-601 for the treatment of patients with pancreatic cancer. The FDA cleared the Company’s IND application for MT-601 in November 2022 to initiate the PANACEA study, a Phase 1 multicenter clinical trial in locally advanced, unresectable or metastatic pancreatic cancer to assess the safety and efficacy of MT-601 in combination with front-line chemotherapy. We expect to initiate the PANACEA study by the fourth quarter of 2023 and to enroll a total of approximately 40 patients. The PANACEA trial will include a dose escalation portion followed by a dose expansion portion, with a dose of 200 - 400 million cells every four weeks for up to six doses.

MT-601 for the Treatment of Lymphoma

We are also pursuing the development of MT-601 for the treatment of lymphoma.  In August 2022, the FDA cleared the Company’s IND application for MT-601 for the treatment of patients with relapsed/refractory non-Hodgkin lymphoma who have failed or are ineligible to receive anti-CD19 CAR T cell treatment.  The Phase 1 clinical trial, named APOLLO study, was initiated in the first quarter of 2023, and we anticipate reporting a clinical readout in the first quarter of 2024.

Additional Clinical Development of multiTAA-Specific T Cell Therapies

We are also evaluating the multiTAA-specific T cell therapies in a Phase 2 clinical trial for the treatment of breast cancer and in Phase 1 clinical trials for the treatment of ALL, lymphoma, multiple myeloma, or MM, and sarcoma, all of which are being conducted by BCM. As of June 2021, the multiTAA-specific T cell therapies were generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidents of cytokine release syndrome or neurotoxicity, which are frequently associated with CAR-T therapies. Our ongoing clinical trials may be also affected by the COVID-19 pandemic and the emergence of any new variant strains of COVID-19.  Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the multiTAA-specific T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells.

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

Based on the results of the Phase 1 clinical trials of the multiTAA-specific T cell therapies conducted at BCM, we plan to advance our lead product candidates into Phase 2 clinical trials and facilitate the initiation of company-sponsored clinical trials. We are pursuing post-transplant AML as the lead indication for the multiTAA-specific T cell program.  We completed the safety lead-in portion of our Phase 2 trial of MT-401 in post-transplant AML in June 2021 and initiated the remainder of the Phase 2 trial in July 2021.  We initiated a Phase 1 trial of MT-601 in non-Hodgkin lymphoma in the first quarter of 2023.

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

In addition, we plan to use our company laboratories to enable the process development required to support the Phase 2 clinical trials of our product candidates. We have invested, and plan to continue to invest in our own research and development and chemistry, manufacturing and controls, or CMC, capabilities to enhance our ability to conduct process development to optimize our manufacturing process, product quality and commercial scalability.  For instance, we optimized the multiTAA-specific T cell manufacturing process by closing the system and reducing the total manufacturing time from the original 36 days (BCM) to nine days. The improved manufacturing process has been implemented to supply all of the clinical products used in our current company-sponsored Phase 1 and Phase 2 trials. The improved manufacturing process enables products with increased antigen specificity and diversity, both of which have a strong linear correlation to anti-tumor activity and four-fold increase in potency in vitro.

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

Our world-renowned scientific founders and scientific advisors have made seminal contributions to major discoveries in the field of immuno-oncology, and have significant experience in oncology, immunology and cell therapy. We intend to significantly leverage the knowledge, experience and advice of our scientific founders and advisors, as well as the institutional expertise of BCM and our other major institutional partners, to advance our therapies through the clinic and into commercialization.

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

The MultiTAA-Specific T Cell Therapies

In collaboration with BCM, we are advancing three multiTAA-specific T cell therapies through clinical development:

•

Autologous multiTAA-specific T cell therapies target the NY-ESO-1, PRAME, MAGE-A4, Survivin and SSX2 antigens. We recently reported updated clinical data from BCM’s Phase 1/2 clinical trial of the autologous multiTAA therapy for the treatment of patients with pancreatic cancer, and we are currently evaluating these therapies for the treatment of patients with lymphoma, pancreatic and other selected solid tumors in Phase 1 trials.

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

•    Non-gene modified.

Unlike CAR and TCR-based approaches, the  multiTAA-specific T cell therapy does not require genetic modification of T cells, a costly and complex process that significantly complicates the manufacturing of a patient product. We believe our multiTAA-specific T cell therapy can be manufactured at a fraction of the cost of a gene-modified T cell product, with substantially reduced complexity of manufacturing.

•    No need for lymphodepletion before infusion.

Unlike CAR-T therapies, which require lymphodepletion of a patient’s existing T cells so that they will not compete with the infused therapy, the multiTAA-specific T cell therapies work with the natural capabilities of T cells to target cancer and do not require lymphodepletion prior to infusion.

•    Low incidence rate of adverse events.

As of January 2022, the multiTAA-specific T cell therapy was generally well tolerated by all of the patients enrolled in clinical trials in hematological and solid tumor indications with no incidences of cytokine release syndrome or neurotoxicity. This appears to compare favorably with published CD19 CAR-T studies that have been associated with substantial tolerability concerns, including one Phase 1 trial in which 95% of patients had Grade 3 or higher adverse events during treatment.

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

For 12 of the 13 patients, sufficient cells for all six planned doses were generated; two doses were available for the remaining patient.

●	Out of the 13 evaluable patients (best overall response):
o	four patients experienced objective responses after administration of multiTAA cells;
o	one patient experienced a radiographic complete response occurring at month nine after starting chemotherapy;
o	three patients experienced partial responses per RECIST occurring at six-nine months after starting chemotherapy;
o	six patients experienced stable disease;
o	one patient experienced a mixed response (some lesions increased in size and others decreased for a net zero change in size of tumor lesions);
●	Patients had durable cancer control with nine of the 13 patients exceeding historical control of overall survival;
●	Five patients enrolled in the study were not administered multiTAA-specific T cells, either because of disease progression (four patients) which made them ineligible for treatment, or because insufficient starting material from the patient was available for manufacturing (one patient);
●	Evidence of epitope-spreading was observed in all responders, suggesting that the multiTAA T cell therapy triggered the recruitment of a broader endogenous immune system response for improved anti-tumor activity; and
●	No infusion-related reactions, cytokine release syndrome or neurotoxicity was observed.
●	In patients responding to therapy, significant expansion of the infused multiTAA-specific T cell therapy was observed, along with broad-based epitope spreading, with significant expansion of endogenous T cells specific for other tumor specific antigens.

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

The G-Rex is a cell culture device manufactured by Wilson Wolf Manufacturing Corporation, or Wilson Wolf, used by many cell therapy developers, both in commercial and academic settings. The device allows a user to introduce cells, medium and other reagents into a cell culture chamber, which has a gas-permeable membrane at its bottom. The cells settle on this gas-permeable membrane through which oxygen and carbon dioxide are exchanged (i.e. the cells can breathe at the base of the device), while nutrients required for cell expansion are obtained from the medium above the cells. This system allows for the highly robust growth of cells in culture, by providing them with superior access to oxygen and nutrients. Cells manufactured in the device grow efficiently without need for agitation by a technician, scientist or automated system.

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

Upon release of the final patient product, the cells are frozen and transported to the site where the cells will be administered. The standard dose for patients with lymphoma, AML or myeloma ranges from five to 20 million cells per meter squared (corresponding to typical doses of 10 to 40 million cells per adult patient). These cell doses represent a significantly smaller dose of cells, when compared to CAR-T or TCR therapies. As a result, our therapy requires only a very small infusion volume that can be administered to patients within minutes at an outpatient center. Due to the low incidence of adverse events with our therapies, patients do not need to be hospitalized and monitored overnight. Instead, the patients are evaluated for any immediate infusion-related reactions and can then usually be discharged within two hours.

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

Competition

Our drug discovery, development and ultimate commercialization activities face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. We face significant competition from organizations, particularly fully integrated pharmaceutical companies that are pursuing pharmaceuticals which are competitive with our drug candidates. Our product candidates may compete with product candidates from a number of companies, which are developing various types of similar in vivo T-cell immunotherapies and therapeutic cancer vaccines to treat cancer, including: Advaxis Inc., Bavarian Nordic, BN Immunotherapeutics, Celldex, Immunocellular, Merck/Immune Design, SELLAS Life Sciences Group, Inc. (formerly) Galena BioPharma, NuGenerex Immuno-Oncology (formerly) Antigen Express and Transgene S.A. In addition, other adoptive T-cell therapies, monoclonal antibodies and checkpoint inhibitors also provide competition in the oncology space. In these areas, competitors include Adaptimmune, AstraZeneca plc, Bluebird Bio, Cellectis, Immatics, Iovance, Juno Therapeutics/Celgene/Bristol Myers Squibb, Kite Pharma/Gilead, Kuur Therapeutics, Medimmune, LLC, Merck & Co, NexImmune, Novartis, Repertoire Immune Medicines, Roche Pharmaceuticals and Tessa Therapeutics. We believe that our non-engineered T cells therapy and our in vivo T-cell therapy approaches will be synergistic and may improve therapies being developed by these competitors. Many companies and institutions, either alone or together with their collaborative partners, have substantially greater financial, technical and human resources, and significantly greater experience than we do in the following:

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

Exclusive License to BCM’s Subject Technology:

1. “Generation of CTL Lines with Specificity Against Multiple Tumor Antigens or Multiple Viruses”

2. “Pepmixes to Generate Multiviral CTLs with Broad Specificity”

3. “Immunogenic Antigen Identification from a Pathogen and Correlation to Clinical Efficacy”

4. “T cell performance assay as a prognostic factor for clinical outcome”

In partial consideration for the exclusive rights granted under the BCM License Agreement, Marker Cell Therapy, Inc., an entity that is now our wholly owned subsidiary, issued shares of its common stock to BCM valued at approximately $5.0 million at the time of issuance. Such initial equity issuance was exchanged into merger consideration of 149,081 shares of our common stock and warrants to acquire 54,064 shares of our common stock in connection with the merger we completed in October 2018, each as adjusted to reflect the reverse stock split that we effected in January 2023. Additional consideration includes a royalty paid on net sales by us to BCM according to the royalty schedule in the BCM License Agreement. The royalty fee schedule is based on aggregate net sales in four different ranges: (1) less than $500 million, (2) $500 million to $1.0 billion, (3) $1.0 billion and over, and (4) $2.0 billion and over. The corresponding royalty percentages range from 0.65% to 5.0% - increasing in proportion to the aggregate net sales. The royalty fee may be reduced in the event that we must pay additional royalties with respect to third-party owned patent rights or technology necessary for the use, manufacture or sale of a licensed product. We also agreed to pay BCM up to an aggregate of $64.85 million in milestone payments upon the occurrence of nine particular milestones relating to completion of the first dosing in clinical trials for a first and second distinct product, receipt of approval from the FDA and the achievement of certain net sales goals. We are also responsible for sublicensing fees. In addition, under the BCM License Agreement, we are responsible for reimbursing BCM for patent-related expenses. BCM is responsible for filing, prosecuting and maintaining all patent applications and patents included in the licensed patent rights, and we have agreed to reimburse BCM for all such related legal costs incurred after the date of the BCM License Agreement, except such legal costs shall be reduced on a pro-rata basis on a patent or patent application basis should BCM license such patent or patent application in additional fields of use to any third party.

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

Intellectual Property

Our commercial success will depend in part on our ability to obtain and maintain patent and other proprietary protection for our technology, inventions, improvements, and know-how related to the business; to defend and enforce proprietary rights, including any patents that we may own in the future; to preserve the confidentiality of our trade secrets and other intellectual property; to obtain and maintain licenses to use intellectual property owned by third parties; and to operate without infringing valid and enforceable patents and other proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell, or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities — for example, the rights obtained under exclusive license arrangements such as those pursuant to our BCM License Agreement. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed in the future, nor can we be sure that any of our existing patents or any patents that may be granted in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.

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

We currently have a number of issued and pending patents covering composition of matter of our PolyStart technology and methods of using our PolyStart technology, including: U.S. 9,364,523 (estimated expiration date March 17, 2035); and U.S. 10,030,252 (estimated expiration date March 17, 2035); as well as pending U.S. patent applications.

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

We have patents and patent applications in other countries, as well as in the European Patent Office, that we believe provide equivalent or comparable protection for our product candidates in jurisdictions internationally that we consider to be key markets. Patent applications related to our PolyStart technology are pending in Brazil and Canada.  Because of differences in patent laws and laws concerning proprietary rights, the extent of protection provided by U.S. patents or proprietary rights owned by us may differ from that of their foreign counterparts.

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

Human Resources

Employees

As of December 31, 2022, we had 67 full-time employees. There were 54 in research, development, quality, CMC and clinical and 13 were in finance, legal, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Human Capital Resources

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards. We strive to create a diverse environment, and our commitment to diversity, equity and inclusion begins with our leadership team of diverse backgrounds and experiences. Approximately 90% of our executive officers are women or self-identify as a member of an underrepresented minority group.

Corporate Information

We were incorporated under the laws of the State of Nevada in 1991 under the name “TapImmune, Inc.” and reincorporated in Delaware in October 2018 under the name “Marker Therapeutics, Inc.” On October 17, 2018, we completed a business combination with a Delaware corporation that was then known as “Marker Therapeutics, Inc.,” or Private Marker, in accordance with the terms of the Agreement and Plan of Merger and Reorganization dated as of May 15, 2018, or the Merger Agreement, by and among us, Private Marker and Timberwolf Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of TapImmune, or Merger Sub, pursuant to which, among other matters, Merger Sub merged with and into Private Marker, with Private Marker continuing as a wholly owned subsidiary of TapImmune and the surviving corporation of the merger. In connection with the merger, we changed our name from “TapImmune, Inc.” to “Marker Therapeutics, Inc.” and Private Marker changed its name to “Marker Cell Therapy, Inc.” and became our wholly owned subsidiary. Our principal executive offices are located at 4551 Kennedy Commerce Drive, Houston, Texas 77032, and our telephone number is (713) 400-6400. Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”.

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

Risks Associated with Our Business

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

●	We are a development stage company with a history of operating losses, and we expect losses to continue for the indefinite future. These factors raise substantial doubt regarding our ability to continue as a going concern.
●	All of our product candidates are in clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

●	The results of earlier preclinical and clinical trials may not be predictive of future clinical trial results.
●	Our business and operations could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.
●	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.
●	Establishing and maintaining our own cGMP manufacturing facility is subject to many risks. Although we established our own cGMP manufacturing facility, in the future we may be dependent on third-party vendors to design, build, maintain and support our manufacturing and cell processing facilities.
●	Our strategic relationship with BCM is dependent, in part, upon our ongoing relationship with key medical and scientific personnel and advisors.
●	Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and the medical community.
●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.
●	If we are unable to protect our proprietary rights, we may not be able to compete effectively or operate profitably.
●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays. Even if we receive regulatory approval of our product candidates, we will be subject to ongoing quality and regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	The price of our stock may be volatile.

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

We have no approved products or product candidates pending approval. As a result, we have not derived any revenue from the sales of products and have not yet demonstrated ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. We have no sources of significant revenue to provide incoming cash flows to sustain our future operations. Our ability to pursue our planned business activities depends upon our successful efforts to raise additional financing, which may be adversely impacted by potential worsening global economic conditions, including decades-high inflation and concerns of a recession in the United States or other major markets, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide, including from the COVID-19 pandemic. Weakness and volatility in the capital markets and the economy in general could also increase our costs of borrowing. Such additional financing may not be available on favorable terms, or at all.

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. We expect that our cash, cash equivalents and restricted cash as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary product candidates and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or do not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

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

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver.

Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day following the date of closure, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

Risks Related to the Development of our Product Candidates

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

Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our multiTAA product candidates or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, and clinical trials;
●	effective investigational new drug applications, or INDs, from the FDA or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or GCPs, and current Good Laboratory Practices;
●	successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for any of our product candidates that receive regulatory approval;
●	receipt of timely marketing approvals from applicable regulatory authorities;
●	launching commercial sales of products, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our products, including method of administration, if approved, by patients, the medical community and third-party payors, for their approved indications;
●	the prevalence and severity of adverse events experienced by our product candidates;
●	the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;
●	our ability to produce any product candidates we develop on a commercial scale;
●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;
●	maintaining compliance with regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMPs, and complying effectively with other procedures;
●	obtaining and maintaining third-party coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and

●	maintaining a continued acceptable safety, tolerability and efficacy profile of the products following approval.

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

Any immunotherapies that we may develop are not likely to be commercially available for at least three years. Any delay in obtaining FDA and/or other necessary regulatory approvals in the United States and in countries outside the United States for any investigational new drug and failure to receive such approvals would have an adverse effect on the investigational new drug’s potential commercial success and on our business, prospects, financial condition and results of operations. The time required to obtain approval by the FDA and non-U.S. regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities.

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

Further, the performance of our CROs may also be interrupted by health epidemics or other disruptions, such as the ongoing COVID-19 pandemic, including due to travel or quarantine policies or prioritization of resources toward such health epidemic or disruption. We could also encounter delays if physicians face unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRB for the institutions in which such trials are being conducted, the Data and Safety Monitoring Board or Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors. Those factors could include failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new technologies and manufactured on a patient-by-patient basis for our multiTAA-specific T cell product candidates we expect that they will require extensive research and development and have substantial manufacturing costs. In addition, the initial estimates of the clinical cost of development may prove to be inadequate, particularly if clinical trial timing or outcome is different than predicted or regulatory agencies require further testing before approval. For example, we previously experienced temporary delays in enrollment due to the COVID-19 pandemic and in satisfying certain FDA requirements for our Phase 2 trial of MT-401 for the treatment of post-transplant AML, and any further delay to our planned timelines for our trial may impact our cost estimates for this trial.  In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from, Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs may be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex manufacturing and processing steps, the costs of which will be borne by us. Depending on the number of patients we ultimately enroll in our trials, and the number of trials we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments. Further, delays and interruptions to ongoing trials related to the COVID-19 pandemic has increased the duration and costs of such trials.  We outsource some of the management of our clinical trials to third parties. Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services, place substantial responsibilities on these parties that, if unmet, could result in delays in, or termination of, our clinical trials. If any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, agents. We cannot be certain that we will successfully recruit enough patients to complete our clinical trials nor that we will reach our primary endpoints. Delays in recruitment, lack of clinical benefit or unacceptable side effects would delay our clinical trials.

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

Our business and operations could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.

Our business and operations could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 virus, which was declared by the World Health Organization as a global pandemic.

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the COVID-19 pandemic or other health epidemics may negatively impact productivity. For instance, the COVID-19 pandemic disrupted our ongoing research and development activities and delayed certain of our clinical programs and timelines. In addition, although our employees are accustomed to working remotely, changes in internal controls due to remote work arrangements may result in control deficiencies in the preparation of our financial reports, which could be material. Such orders may also impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.

Health epidemics may also affect the conduct of our clinical trials. Although we are enrolling patients and initiating clinical sites in our Phase 2 trial of MT-401 (zedenoleucel) for post-transplant AML, we previously experienced temporary delays in enrollment due to the COVID-19 pandemic and in satisfying certain FDA requirements to move forward with the trial, which together resulted in a delay in our overall timelines for this trial. Our ongoing and future clinical trials may be also affected by the COVID-19 pandemic. Patient enrollment and clinical site initiation, while ongoing, may be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or other health emergencies, if they arise. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, we may be unable to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19, which would adversely impact clinical trial operations.

The global COVID-19 pandemic continues to evolve. The extent to which the COVID-19 pandemic impacts our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration and effect of any future business disruptions in the United States and other countries to contain and treat patients with the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects. In addition, to the extent the ongoing COVID-19 pandemic adversely affects our business and results of operations, it may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

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

In July 2021, we opened an in-house cGMP manufacturing facility in Houston, Texas, which is now fully operational and is manufacturing MT-401 for the Phase 2 clinical trial for the treatment of post-transplant AML. We also intend to manufacture clinical supply of our other product candidates in our manufacturing facility, such as MT-601. Establishing and maintaining our own manufacturing facility is subject to many risks. We have limited prior experience in establishing a manufacturing facility and, although our facility is fully operational, we may encounter challenges given the complexity of manufacturing cell therapies. We will also compete for the small number of individuals with expertise in cell therapy manufacturing. Even with an operational facility, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, transportation difficulties and numerous other factors that could prevent us from fully realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our clinical development and/or commercialization plans. In addition, the manufacturing process for any product candidates that we may develop is subject to the FDA and foreign regulatory authority approval process, and we may need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If we or our contract manufacturing organizations, or CMOs, are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize any approved products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Further, we may be required to establish multiple manufacturing facilities to expand our commercial footprint for any approved products, which may lead to regulatory delays or prove costly. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our clinical development and/or commercialization plans.

Although we expect our in-house cGMP manufacturing facility to be our primary source of multiTAA-specific T cell therapy-based product candidates and for commercial manufacturing of any products, if approved, we intend to evaluate potential third- party manufacturing capabilities in order to provide potential multiple sources of clinical and commercial supply.

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

We depend on a limited number of vendors for supply of certain materials and equipment used in the manufacture of our multiTAA-specific T cell therapy-based product candidates. For example, we purchase equipment and reagents critical for the manufacture of our product candidates from Wilson Wolf (a company controlled by our director John Wilson), Almac and other suppliers. Some of our suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also may not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may not be able to obtain key materials and equipment to support clinical or commercial manufacturing. Further, the FDA may determine that our manufacturing process, or the materials required for the manufacture of our product candidates, are not acceptable, which would require us to find alternative suppliers or processes, which may not be available on favorable terms, if at all.

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

In cooperation with our current contract manufacturers and suppliers, we developed and have implemented a new nine-day multiTAA-specific T cell manufacturing process for our current Phase 2 AML trial as well as future clinical trials using a patient-specific manufacturing approach. The new manufacturing process marks additional manufacturing improvements compared to the processes used in the BCM Phase 1 and 2 trials (36-day manufacturing time) and the current AML trial reflecting the improved manufacturing process (9-day manufacturing time). The new nine-day manufacturing process enables increased antigen specificity and diversity, which has exhibited a strong linear correlation to anti-tumor activity in vitro. The new process produces a patient product that is four times more potent, with the potential to greatly improve tumor killing. This new, scaled-up, pharmaceutical manufacturing process is new and subject to uncertainties. We cannot guarantee that we will be able to more efficiently and cost effectively, and in a more automated manner produce, measure and control the physical and/or chemical attributes of our product candidates in a cGMP facility. We also have never manufactured our adoptive T cell therapy product candidate on a commercial scale. As a result, we cannot give any assurance that we will be able to establish a manufacturing process that can produce our product candidates at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities (including our new in-house facility) cannot pass a pre-approval plant inspection, the FDA premarket approval of our product candidates will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our product candidates meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we or our partners will be able to establish and operate such a production facility.

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

Although we have an exclusive license agreement with BCM under which we received a worldwide, exclusive license to BCM’s rights in and to three patent families to develop and commercialize the multiTAA-specific T cell product candidates, we will need to enter into additional agreements with BCM with respect to (i) a strategic alliance to advance preclinical research, early stage clinical trials, and Phase 2 clinical trials with respect to our product candidates, as well as continued access to our clinical data, and (ii) support, including personnel and space at the institution for the foreseeable future. Any delays in entering into new strategic agreements with BCM related to our product candidates could delay the development, manufacture, and clinical trials of our product candidates.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific, and medical personnel and consultants, including Peter Hoang, our President and Chief Executive Officer, Juan Vera, M.D., our Chief Operating Officer and Chief Scientific Officer, and Mythili Koneru, M.D., Ph.D. our Chief Medical Officer as well as others. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm to our business. We have a priority to quickly train additional qualified scientific and medical personnel to ensure the ability to maintain business continuity. Any delays in training such personnel could delay the development, manufacture, and clinical trials of our product candidates.

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

Potential competitors in the market for treating hematological malignancies are companies such as Amgen, GlaxoSmithKline, Juno Therapeutics/Celgene/Bristol-Myers Squibb, Kite Pharma/Gilead, Merck, Novartis, Pfizer, and Roche/Genentech, which already have products on the market or in development. Other companies, such as Adaptimmune, Bluebird Bio and Cellectis, which are focused on genetically engineered T cell technologies to treat cancer, may also be competitors. Furthermore, companies such as Iovance, Immatics, NexImmune, Repertoire Immune Medicines, Tessa Therapeutics and WindMIL Therapeutics are developing non-genetically modified T cell therapies such as tumor infiltrating lymphocytes and marrow infiltrating lymphocytes therapies that may compete with our product candidates. All these companies, and most of our other current and potential competitors have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. Universities and public and private research institutions in the U.S. and around the world are also potential competitors. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection that we may need for the development of our technologies and product candidates.

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

The multiple roles of certain of Dr. Vera, our Chief Scientific Officer and Chief Operating Officer, could limit his time and availability to us, and create, or appear to create, conflicts of interest.

Dr. Vera is a co-founder and director of Allovir Inc., or Allovir. Allovir has technology which is being developed under a license agreement with BCM by the same research group at BCM. Allovir is a clinical-stage biopharmaceutical company that is investigating and developing virus-specific T cell therapy technology for the prevention and/or treatment of viral infections. Accordingly, Dr. Vera may have other commitments that would, at times, limit his availability to us. Other research being conducted by Dr. Vera may, at times, receive higher priority than research on our programs, which may, in turn, delay the development or commercialization of our product candidates.

Further, Dr. Vera has certain fiduciary or other obligations to us and certain fiduciary or other obligations to Allovir and BCM. Such multiple obligations may in the future result in a conflict of interest with respect to presenting other potential business opportunities to us or to Allovir. A conflict of interest also may arise concerning the timing and scope of the parties’ planned and ongoing clinical trials, investigational new drug application filings and the parties’ opportunities for marketing their respective product candidates, as well as our intellectual property rights with those of Allovir. In addition, he may be faced with decisions that could have different implications for us than for Allovir.

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

Although we have patents and patent applications in other countries, we cannot be certain that the claims in other pending U.S. or European patent applications, international patent applications, and patent applications in certain other foreign territories directed to methods of generating multi-antigen specific T cell product candidates, or our other product candidates, will be considered patentable by the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued licensed European patent will not be found invalid or unenforceable if challenged.

Most of our intellectual property rights are currently licensed from BCM, so that the preparation and prosecution of these patents and patent applications was not performed by us or under our control. Furthermore, patent law relating to the scope of claims in the biotechnology field in which we operate is still evolving and, consequently, patent positions in our industry may not be as strong as in other more well-established fields. The patent positions of biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in biotechnology patents has emerged to date. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our potential future collaborators will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

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

The patent prosecution process is also expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, directed to technology that we license from third parties. We may also require the cooperation of our licensor in order to enforce the licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. We cannot be certain that patent prosecution and maintenance activities by our licensor have been or will be conducted in compliance with applicable laws and regulations, which may affect the validity and enforceability of such patents or any patents that may issue from such applications. If they fail to do so, this could cause us to lose rights in any applicable intellectual property that we in-license, and as a result our ability to develop and commercialize products or product candidates may be adversely affected and we may be unable to prevent competitors from making, using and selling competing products.

In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and it is uncertain how much protection, if any, will be given to the patents we have licensed from a licensor if either the licensor or we attempt to enforce the patents and/or if they are challenged in court or in other proceedings, such as oppositions, invalidations, or like proceedings, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third party may challenge our patents, if issued, or the patent rights that we license from others in the courts or patent offices in the United States and abroad. It is possible that a competitor may successfully challenge our patents or that a challenge will result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products and product candidates. Moreover, the cost of litigation to defend the validity of patents and to prevent or remedy infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop violation of our patent rights, we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping or remedying the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents was upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

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

If we, our licensing partners, or any potential future collaborator initiates legal proceedings against a third party to enforce a patent directed to one of our product candidates, the defendant could counterclaim that the patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, non-obviousness or enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they are no longer directed to our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensor invalid or could prevent a patent from issuing from one or more of our pending patent applications. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business development.

The use of our technologies could potentially conflict with the rights of others.

Our potential competitors or other entities may have or acquire patent or proprietary rights that they could enforce against our licensor. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review, or PGR, proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Such potential third-party patents or patent applications could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position by requiring us to alter our product candidates, pay licensing fees or cease activities.

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

As is the case with other biopharmaceutical companies, our success is dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first inventor to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO and may become involved in post-grant proceedings including post grant review, derivation, reexamination, inter-partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. In addition, recent U.S. Supreme Court rulings on several patent cases have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. While we do not believe that any of the patents owned or licensed by us will be found invalid based on these decisions, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing its inventions in all countries outside the United States, or from selling or importing products made using its inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We are a party to license agreements with BCM that impose, and we may enter into additional licensing arrangements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Our rights to use the licensed intellectual property are subject to the continuation of and our compliance with the terms of these agreements. Disputes may arise regarding our rights to intellectual property licensed to us from a third party, including but not limited to:

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

We have a world-wide exclusive license from BCM of the rights in and to three patent families to develop and commercialize multiTAA-specific T cell product candidates in the field of oncology. As a result of these in-licenses, we could lose the right to develop each of the technologies if:

●	the owner (s) of the patent rights underlying the technologies that we license do not properly maintain or enforce the patents and intellectual property underlying those properties,
●	BCM seeks to terminate our license in contravention of the license agreements;
●	we fail to make all payments due and owing under any of the licenses; or
●	we fail to obtain on commercially reasonable terms, if at all, in-licenses from BCM or others for other rights that are necessary to develop the technology that we have already in-licensed.

If any of the above occurs, we could lose the right to use the in-licensed intellectual property, which would adversely affect our ability to commercialize our technologies, products or services. The loss of any current or future licenses from BCM, or the exclusivity rights provided by such license agreements, could materially harm our financial condition and operating results.

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

The patent positions of biotechnology and pharmaceutical companies, including our patent positions, involve complex legal and factual questions, and, therefore, validity and enforceability cannot be predicted with certainty. Patents may be challenged, deemed unenforceable, invalidated, or circumvented. Our patents can be challenged by our competitors who can argue that our patents are invalid and/or unenforceable, or that the patent claims should be limited or narrowly construed. Patents also will not protect our product candidates if competitors devise ways of making or using these product candidates without infringing our patents. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our technologies, methods of treatment, product candidates, and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets and we have the funds to enforce our rights, if necessary.

The expiration of our owned or licensed patents before completing the research and development of our product candidates and receiving all required approvals in order to sell and distribute the products on a commercial scale can adversely affect our business and results of operations.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensor, which could be expensive, time-consuming and unsuccessful.

We may face legal claims involving stockholders, consumers, competitors, entities from whom we license technology, entities with whom we collaborate, persons claiming that we are infringing on their intellectual property and others. The biotechnology and pharmaceutical industries have been characterized by extensive litigation regarding patents and other intellectual property rights, and companies have employed intellectual property litigation to gain a competitive advantage. Competitors may infringe our intellectual property rights or those of our licensor. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that one or more of the patents which we own or in-license is not valid or is unenforceable, and/or is not infringed. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In addition, litigation may be necessary to enforce our issued patents, to protect our trade secrets and know-how, or to determine the enforceability, scope, and validity of the proprietary rights of others. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

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

Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensor. Should third parties file patent applications or be issued patents claiming technology also used or claimed by us, we may be required to participate in interference or derivation proceedings in the USPTO to determine priority of invention. We may be required to participate in interference or derivation proceedings involving our issued patents and pending applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially acceptable terms.

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

If we are unable to maintain and/or obtain licenses needed for the development of our product candidates in the future, we may have to develop alternatives to avoid infringing on the patents of others, potentially causing increased costs and delays in product development and introduction or precluding the development, manufacture, or sale of planned product candidates. Some of our licenses provide for limited periods of exclusivity that require minimum license fees and payments and/or may be extended only with the consent of the licensor. We might not meet these minimum license fees in the future, or these third parties might not grant extensions on any or all such licenses. This same restriction may be contained in licenses obtained in the future.

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

Such laws include:

●	the federal Anti-Kickback Statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals)(such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
●	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state

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

For example, the ACA was enacted in the United States in March 2010, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare, and includes measures to change health care delivery, increase the number of individuals with insurance, ensure access to certain basic health care services, and contain the rising cost of care. There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other federal health reform measures have been proposed and adopted in the United States. For example, as a result of the Budget Control Act of 2011 and subsequent legislative amendments thereto, including the Infrastructure Investment and Jobs Act, providers are subject to Medicare payment reductions of 2% per fiscal year until 2031, unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare Payments will vary from 1% in 2022 to up to 3% in the fiscal year of this sequester. Further, the American Taxpayer Relief Act of 2012 reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 ended the use of the statutory formula, also referred to as the Sustainable Growth Rate, for clinician payment and also introduced a quality payment program, or the Quality Payment Program, under which certain individual Medicare providers will be subject to certain incentives or penalties based on new program quality standards. This Quality Payment Program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. It is still unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.

Also, there has been heightened governmental scrutiny recently over pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. Such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, for example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services, or HHS, released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but it is likely to have a significant impact on the pharmaceutical industry. In addition, the Biden administration released an additional executive order on October 14, 2022, directing HHS to report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries.

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

We are subject to stringent and changing laws, regulations, rules, contractual obligations, policies and other obligations related to data privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse business consequences.

In the ordinary course of our business, we may collect, receive, store, process, generate, use, transmit, disclose, make accessible, protect, secure, dispose of, share (collectively, processing) personal data and other sensitive data, including proprietary and confidential business data, intellectual property, trade secrets, data regarding clinical trial subjects, and sensitive third-party data. We may rely on third parties (such as service providers) for our data processing-related activities. Our data processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts, and other obligations that govern the processing of personal data by us and on our behalf.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, HIPAA, as amended by HITECH, imposes specific requirements relating to the privacy, security, and transmission of individually identifiable health information. Additionally, the California Consumer Privacy Act of 2018, or CCPA, applies to personal data of consumers, business representatives, and employees, and requires businesses to provide specific disclosures in privacy notices and honor requests of California residents to exercise certain privacy rights. The CCPA provides for civil penalties of up to $7,500 per violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA increases compliance costs and potential liability with respect to other personal data we maintain about California residents. In addition, California Privacy Rights Act of 2020, or CPRA, expands the CCPA’s requirements, including by adding a new right for individuals to correct their personal data and establishing a new regulatory agency to implement and enforce the law. Other states, such as Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other states, as well as at the federal and local levels. While these states, like the CCPA, also exempt some data processed in the context of clinical trials, these developments further complicate compliance efforts and increase legal risk and compliance costs for us and the third parties upon whom we rely. Outside the United States, an increasing number of laws, regulations, and industry standards apply to data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”), the United Kingdom’s GDPR (“UK GDPR”), Brazil’s General Data Protection Law (Lei Geral de Proteção de Dados Pessoais, or “LGPD”) (Law No. 13,709/2018), and China’s Personal Information Protection Law (“PIPL”) impose strict requirements for processing personal data. For example, under the EU GDPR, companies may face temporary or definitive bans on data processing and other corrective actions, fines of up to 20 million euros or 4% of annual global revenue, whichever is greater, or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests.

We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the CCPA, require our customers to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences. Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, and creating regulatory uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources, which may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: interruptions or stoppages in our business operations (including clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Risks Related to our Securities

The price of our stock may be volatile.

The listing of our common stock on Nasdaq does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price at which our shares of common stock, depending on many factors, some of which are beyond our control and may not be related to our company or our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

●	price and volume of fluctuations in the overall stock market from time to time;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	the thinly traded nature of our common stock;
●	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;
●	results of our preclinical studies and clinical trials or delays in anticipated timing;
●	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock , or sales of large blocks of our stock and sales by insiders and our institutional investors;
●	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;
●	announcements of acquisitions, mergers or business combinations;
●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	general economic conditions and trends, including changes in interest rates, and other national and global conditions, including the ongoing COVID-19 pandemic and related global economic uncertainty;
●	major catastrophic events;
●	departures of key personnel;
●	events affecting BCM or any future collaborators;
●	announcements of new product candidates or technologies, commercial relationships or other events , including the results of clinical trials, or variations in our quarterly operating results;
●	regulatory developments in the United States and other countries , including changes in the structure of healthcare payment systems, or other positive and negative events relating to healthcare and the overall pharmaceutical and biotechnology sectors;
●	failure of our common stock to maintain listing requirements on Nasdaq;
●	the outcome of any litigation to which we are a party;
●	changes in accounting principles; and

●	discussion of our company or our stock price by the financial and scientific press and in online investor communities.

The stock market in general, and the Nasdaq Capital Market, or Nasdaq, and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors, including potentially worsening economic conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

We completed a reverse stock split of our shares of common stock, which may reduce and may limit the market trading liquidity of the shares due to the reduced number of shares outstanding and may potentially have an anti-takeover effect.

We completed a reverse stock split, or the Reverse Stock Split, of our common stock by a ratio of one-for-ten (1:10) effective January 26, 2023. The liquidity of our common stock may be adversely affected by the Reverse Stock Split as a result of the reduced number of shares outstanding following the Reverse Stock Split. In addition, the Reverse Stock Split may increase the number of stockholders who own odd lots of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales. Reducing the number of outstanding shares of our common stock through the Reverse Stock Split is intended, absent other factors, to increase the per share market price of our common stock. However, other factors, such as our financial results, market conditions and the market perception of our business may adversely affect the market price of our common stock. As a result, there can be no assurance that the Reverse Stock Split will result in the intended benefits, that the market price of our common stock will remain higher following the Reverse Stock Split or that the market price of our common stock will not decrease in the future.

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

As of December 31, 2022, we had 8.4 million shares of our common stock issued and outstanding (as adjusted for the Reverse Stock Split). Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of December 31, 2022, there were outstanding warrants to purchase up to approximately 1.8 million shares of our common stock at a weighted average exercise price of $44.51 per share, and outstanding options for an aggregate of approximately 0.9 million shares of common stock at a weighted average exercise price of $42.90 per share (each as adjusted for the Reverse Stock Split). We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

Further, in December 2022 we entered into a purchase agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we have the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of our common stock from time to time over the 24-month term of the purchase agreement. The purchase price for the shares that we may sell to Lincoln Park under the Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. We generally have the right to control the timing and amount of any future sales of our shares to Lincoln Park. Additional sales of our common stock, if any, to Lincoln Park will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Lincoln Park all, some or none of the additional shares of our common stock that may be available for us to sell pursuant to the Purchase Agreement. If and when we do sell shares to Lincoln Park, after Lincoln Park has acquired the shares, Lincoln Park may resell all, some or none of those shares at any time or from time to time in its discretion. Therefore, sales to Lincoln Park by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Lincoln Park, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

In the ordinary course of our business, we and the third parties upon which we rely, may collect, receive, store, use, transmit, disclose, transfer, disclose, make accessible, protect, secure, dispose of, transmit, share, or otherwise process proprietary, confidential, and sensitive data, including personal data (such as health-related data regarding clinical trial subjects), intellectual property, and trade secrets.

Cyberattacks, malicious internet-based activity, and online and offline fraud and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-states, and nation-state-supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We and the third parties upon which we rely may be subject to a variety of threats, including, but not limited to, malicious code (such as viruses and worms), social engineering attacks (including through phishing attacks), malware (including as a result of advanced persistent threat intrusions), denial of service attacks (such as credential stuffing), credential harvesting, software bugs, server malfunctions, software or hardware failures, unauthorized access, natural disasters, fire, terrorism, successful breaches, personnel misconduct or error, or human or technological error, war and telecommunication and electrical failures.

In particular, severe ransomware attacks are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of sensitive data, reputational harm, and diversion of funds. Extortion payments may alleviate some of the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, the COVID-19 pandemic poses increased risks to our information technology systems and data, as more of our employees work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third parties (such as service providers and technologies) to process sensitive information in a variety of contexts, including without limitation third-party providers of cloud-based infrastructure, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ cybersecurity practices is limited, and these third parties may not have adequate information security measures in place.  If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences.  While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised. Any of the previously identified or similar threats could cause a security incident or other incident during which our information technology systems or data could be compromised, which could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our data; it could also disrupt our ability (and that of third parties upon which we rely) to operate our business, including conducting our clinical trials. For example, if a compromise were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs.  Similarly, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class actions); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders; such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences.  Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our data privacy and security obligations. We have cybersecurity insurance for a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. We also maintain property and casualty insurance that may cover restoration of data, certain physical damage or third-party injuries caused by potential cybersecurity incidents. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. Additionally, we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

Our net operating loss, or NOL, carryforwards could expire unused and be unavailable to offset future income tax liabilities because of their limited duration or because of restrictions under U.S. tax law. Our federal NOLs generated in tax years beginning before January 1, 2018, are permitted to be carried forward for only 20 years under applicable U.S. tax law. Our federal NOLs generated in tax years beginning after December 31, 2017,  may be carried forward indefinitely, but the deductibility of such federal NOLs is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to federal tax law.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or, the Code, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points (by value) over their lowest ownership percentage over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOLs to offset such taxable income may be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Consequently, even if we achieve profitability, we may not be able to utilize a material portion of our net operating loss carryforwards and certain other tax attributes, which could have a material adverse effect on cash flow and results of operations.

Catastrophic events may disrupt our business.

Our corporate headquarters and cGMP manufacturing facility are located in Houston, Texas. In the event of a major hurricane or other serious weather event or catastrophic event such as fire, power loss, cyberattack, war, terrorist attack or epidemic or pandemic, such as the COVID-19 pandemic, that impacts our corporate headquarters or other facilities, or the facilities of any third parties on which we may rely, we may be unable to continue our operations and may experience delays in our manufacturing process and shipment of clinical supply to trial sites or interruptions in our clinical trials and research activities, all of which could delay our development plans and materially harm our business, results of operations and prospects.

Unfavorable global political or economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in recent years the COVID-19 pandemic, decades-high inflation and concerns about an economic recession in the United States or other major markets resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and is expected to continue to raise rates. Higher interest rates, coupled with reduced government spending and volatility in financial markets, including with respect to foreign exchange, may increase economic uncertainty. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services]. In addition, the current military conflict between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely, although we have not experienced any such disruption to date. Related sanctions, export controls or other actions have been or may in the future be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with whom we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. Any significant increases in inflation and related increase in interest rates could have a material adverse effect on our business, results of operations and financial condition.

Changes in tax laws or regulations could materially adversely affect our company.

New tax laws or regulations could be enacted at any time, and existing tax laws or regulations could be interpreted, modified or applied in a manner that is adverse to us, which could adversely affect our business and financial condition. For instance, the United States recently passed the Inflation Reduction Act, which provides for a minimum tax equal to 15% of the adjusted financial statement income of certain large corporations, as well as a 1% excise tax on certain share buybacks by public corporations that would be imposed on such corporations. In addition, it is uncertain if and to what extent various states will conform to federal tax legislation. The impact of such changes or future legislation could increase our U.S. tax expense and could have a material adverse impact on our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. We lease a manufacturing facility and office space at 4551 Kennedy Commerce Drive, Houston, Texas 77032 on a ten-year agreement from rent commencement date, set to expire in November 2030, which is also our principal business office.

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

An arbitration proceeding was brought against the Company before the Financial Industry Regulatory Authority, Inc. (“FINRA”) by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement brokered by another broker. The broker’s claims were based on a placement agent agreement for a private placement it brokered in 2017, under which it alleged it was entitled to compensation for the 2018 transactions. The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees. As of December 31, 2021, the Company recorded an accrual of $2.4 million in accrued liabilities on its consolidated balance sheet and a $2.4 million charge to other expenses. On September 17, 2021, the broker filed a petition to confirm the FINRA arbitration award in the Supreme Court of New York for the County of New York. The Company removed the case to the United States District Court for the Southern District of New York on September 27, 2021. On October 22, 2021, the Company filed a motion in federal court to vacate the award. On March 9, 2022, the Company was notified that its motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest. Post judgment interest accrued at 1.02% until the judgment was paid. The Company paid the broker the $2.5 million judgment, which amount included accrued interest, on March 24, 2022.  On January 3, 2023, the broker was awarded an additional $0.1 million in post-judgment interest, which was recorded to other expenses for the year ended December 31, 2022 and subsequently paid on January 9, 2023.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”. As of March 1, 2023, we had 174 stockholders of record whom are holding shares. The price of our common stock on March 1, 2023 was $2.05 per share.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not record any issuances of unregistered securities during the fourth quarter of 2022.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as of December 31, 2022 and December 31, 2021 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

We are advancing three product candidates as part of our multiTAA-specific T cell program for:

1.	autologous treatment of lymphoma, and selected solid tumors
2.	allogeneic T cells for the treatment of acute myeloid leukemia, or AML
3.	off-the-shelf products in various indications

Our current clinical development programs are:

●	MT-401 for the treatment of post-transplant AML, currently in a Phase 2 clinical trial
●	MT-401-OTS for the treatment of AML, for which we expect to dose the first patient in a Phase 2 clinical trial in 2023
●	MT-601 for the treatment of pancreatic cancer, for which we have a cleared IND from the FDA to initiate a Phase 1 trial in the fourth quarter of 2023

●	MT-601 for the treatment of lymphoma, for which we have a cleared IND from the FDA and initiated a Phase 1 trial in the first quarter of 2023

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

Reverse Stock Split

On May 24, 2022, we held our annual meeting of stockholders at which our stockholders approved a proposal to effect an amendment to our certificate of incorporation, as amended, to implement a reverse stock split at a ratio within a range between and including one-for three (1:3) and one-for-twelve (1:12) and a corresponding reduction in the total number of authorized shares of our common stock. On January 24, 2023, our board of directors approved the filing of a certificate of amendment to our amended and restated certificate of incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to affect the one-for-ten (1:10)  Reverse Stock Split of our outstanding common stock and a reduction in the total number of authorized shares of our common stock from 300,000,000 to 30,000,000 (the “Shares Reduction”). The Amendment became effective at 5:00 p.m. Eastern Time on January 26, 2023.

Pursuant to the Amendment, at the effective time of the Amendment, every ten (10) shares of our issued and outstanding common stock was automatically combined into one (1) issued and outstanding share of common stock and the authorized shares of our common stock was reduce from 300,000,000 to 30,000,000, without any change in par value per share. The Reverse Stock Split affected all shares of our common stock outstanding immediately prior to the effective time of the Amendment. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by us and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants and a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Amendment were reduced proportionately. All share and per share amounts of common stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the one-for-10 (1:10) Reverse Stock Split.

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

In addition, the potential for success of each product candidate will depend on numerous factors, including clinical trial outcomes, acceptance by regulatory authorities, competition, manufacturing capability and commercial viability. We determine which programs to pursue and how much to fund each program in response to ongoing scientific assessments, competitive developments, clinical trial results, as well as an assessment of each product candidate’s commercial potential. We anticipate our research and development costs will continue to increase over the next several years due to increased spending on the clinical development and manufacturing of our product candidates.

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

Income Taxes

We did not recognize any income tax expense for the years ended December 31, 2022 and 2021.

Other Income (Expense)

Other income (expense), net consists of interest income and arbitration settlement expenses.

Results of Operations For the Years Ended December 31, 2022 and 2021

The following table summarizes the results of our operations (rounded to the thousand except for per share amounts) for the years ended December 31, 2022 and 2021, together with the changes to those items:

	For the Years Ended
	December 31,
	2022	2021	Change
Revenues:
Grant income	$3,514,000	$1,242,000	$2,272,000	183%
Related party service revenue	5,500,000	—	5,500,000	100%
Total revenues	9,014,000	1,242,000	7,772,000	626%
Operating expenses:
Research and development	26,139,000	27,795,000	(1,656,000)	(6)%
General and administrative	12,820,000	12,925,000	(105,000)	(1)%
Total operating expenses	38,959,000	40,720,000	(1,761,000)	(4)%
Loss from operations	(29,946,000)	(39,478,000)	9,532,000	(24)%
Other income (expense):
Arbitration settlement	(233,000)	(2,407,000)	2,174,000	(90)%
Interest income	248,000	6,000	242,000	4,033%
Net loss	$(29,931,000)	$(41,879,000)	$11,948,000	(29)%

Net loss per share, basic and diluted	$(3.58)	$(5.47)	$1.89	(35)%
Weighted average number of common shares outstanding	8,351,000	7,651,000	700,000	9%

Revenue

We did not generate any revenue during the years ended December 31, 2022 and 2021, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401.  During the years ended December 31, 2022 and 2021, respectively, we recognized $3.4 million and $1.2 million of revenue associated with the CPRIT grant.

On September 13, 2022, we received notice from the FDA that we had been awarded a $2.0 million grant from the FDA’s Orphan Products Grant program to support our Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. During the year ended December 31, 2022, we recognized $0.1 million of revenue associated with the FDA grant.

In April 2022, we entered into a binding services agreement, or the Service Agreement, with Wilson Wolf. Pursuant to the Services Agreement, Wilson Wolf made a cash payment to us in the amount of $8.0 million, as consideration for certain training and research services. During the year ended December 31, 2022, we recognized $5.5 million of revenue associated with the Services agreement.

Operating Expenses

Operating expenses incurred during the fiscal year ended December 31, 2022 were $39.0 million compared to $40.7 million in the prior year. Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expense

Research and development expenses decreased by 6% to $26.1 million for the year ended December 31, 2022, compared to $27.8 million for the year ended December 31, 2021.

The decrease of $1.7 million in 2022 was primarily attributable to the following:

o	decrease of $1.7 million in sponsored research and consulting expenses from BCM agreements,
o	decrease of $1.4 million in process development expenses,
o	decrease of $0.6 million in technology licensing fees due to termination of Mayo license agreements, described below,
o	decrease of $0.3 million in consulting expenses,
o	decrease of $0.2 million in stock-based compensation expenses, offset by
o	increase of $1.5 million in headcount-related expenses as we increased the number of research and development personnel,
o	increase of $0.7 million in depreciation expense due to increased capital investments, and
o	increase of $0.3 million in vaccine-based clinical trial expenses related to the termination of the Mayo license agreements, described below.

Included in research and development expenses are expenses related to agreements with BCM.

In November 2018 and February 2020, we entered in Sponsored Research Agreements with BCM, which provided for the conduct of research for us by credentialed personnel at BCM’s Center for Cell and Gene Therapy.  During the years ended December 31, 2022 and 2021, we incurred $0 and $0.03 million of expenses related to these agreements, respectively.

In September 2019, we entered in a Clinical Supply Agreement with BCM, which provided for BCM to provide to us multi tumor antigen specific products.  During the years ended December 31, 2022 and 2021, we incurred $0.7 million and $1.2 million related to this agreement, respectively.

In October 2019, we entered in a Workforce Grant Agreement with BCM, which provided for BCM to provide to us manpower costs of projects for manufacturing, quality control testing and validation run activities.  During the years ended December 31, 2022 and 2021, we incurred $0.4 million and $1.1 million related to this agreement, respectively.

In August 2020, we entered in a Clinical Trial Agreement with BCM, which provided for BCM to provide to us investigator-initiated research studies.  During the years ended December 31, 2022 and 2021, we incurred $0 and $0.5 million related to this agreement, respectively.

In October 2022, we and Mayo Foundation for Medical Education and Research, or Mayo, mutually agreed to terminate the (i) Patent and Know-How License Agreement dated March 25, 2012, the (ii) License and Assignment Agreement dated July 21, 2015, and the (iii) License and Assignment Agreement effective May 4, 2016, which we collectively refer to as the License Agreements, in accordance with and subject to the terms of those agreements, pursuant to which Mayo granted the Company license grants to patent rights, know-how and materials in each of the License Agreements (as defined therein) that were directed to our peptide-based immunotherapeutic vaccine programs.

Under the terms of the termination, the License Agreements are of no further force or effect. All license grants under the License Agreements are terminated and all rights therein revert to Mayo. We also will assign Mayo all of the INDs covered under the License Agreements, including any interest in any clinical trials relating to any IND.

General and Administrative Expenses

General and administrative expenses decreased by 1% to $12.8 million for the year ended December 31, 2022 from $12.9 million during the prior period. The decrease in general and administrative expenses of $0.1 million mainly comprised the following:

o	increase of $0.6 million in severance expense related to headcount reductions,
o	increase of $0.5 million in advisory and professional fees,
o	increase of $0.1 million in other general and administrative expenses, offset by
o	decrease of $0.1 million in other headcount-related expenses,
o	decrease of $0.5 million in stock-based compensation,
o	decrease of $0.4 million in rent and utility expenses, in part due to the termination of our office lease at 3200 Southwest Freeway, Suite 2500 in Houston, and
o	decrease of $0.3 million in recruiting expenses.

In August 2022, we implemented changes to our organizational structure as part of an operational cost reduction plan to conserve our available capital by reducing headcount in our general and administrative function by approximately 23.5%, including the separation of the Company’s Chief Financial Officer.

Other Income /(Expense)

Arbitration settlement

An arbitration proceeding was brought against us before the Financial Industry Regulatory Authority, Inc., or FINRA by a broker seeking to be paid compensation for two financing transactions that occurred in 2018, a warrant conversion and a private placement, each brokered by another broker.  The broker’s claims were based on a placement agent agreement for a private placement it brokered in

2017, under which it alleged it was entitled to compensation for the 2018 transactions. The FINRA panel found in favor of the broker and awarded the broker $2.4 million for compensation, interest and attorney fees.  As of December 31, 2021, we recorded an accrual of $2.4 million in accrued liabilities on our consolidated balance sheet and a $2.4 million charge to other expenses. On September 17, 2021, the broker filed a petition to confirm the FINRA arbitration award in the Supreme Court of New York for the County of New York.  We removed the case to the United States District Court for the Southern District of New York on September 27, 2021.  On October 22, 2021, we filed a motion in federal court to vacate the award.  On March 9, 2022, we were notified that our motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest.  Post judgment interest accrued at 1.02% until the judgment was paid.  We paid the $2.5 million judgment on March 24, 2022.  On January 4, 2023, we were notified that the broker was awarded an additional $0.1 million in attorneys’ fees, which we recorded to other expenses during fiscal year ending December 31, 2022. We paid the $0.1 million on January 9, 2023.

Interest Income

Interest income was $0.2 million and $6,000 for the years ended December 31, 2022 and 2021, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

The decrease in our net loss during the year ended December 31, 2022 compared to the year ended December 31, 2021 was due to higher grant income and related party service revenue, cost reductions in our research and development activities and moderate stabilization of our clinical trial activities. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our multiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited revenue associated with grants. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof.

The following table sets forth our cash, cash equivalents and restricted cash and working capital as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Cash, cash equivalents and restricted cash	$11,782,000	$43,497,000
Working capital	$8,837,000	$33,081,000

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	For the Years Ended
	December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(26,972,000)	$(27,280,000)
Investing activities	(4,945,000)	(3,131,000)
Financing activities	202,000	52,556,000
Net (decrease) increase in cash, cash equivalents and restricted cash	$(31,715,000)	$22,145,000

Operating Activities

Net cash used in operating activities during the year ended December 31, 2022 was $27.0 million. The use of cash primarily related to our net loss of $29.9 million and a $5.8 million decrease from changes in assets and liabilities. This was in addition to $5.3 million of stock-based compensation, $2.8 million of depreciation expense, $0.9 million of right-of-use asset amortization and lease liability accretion and a $0.3 million gain on lease termination.

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

Investing Activities

Net cash used in investing activities was $4.9 million and $3.1 million for the purchase of property and equipment and construction in progress for the years ended December 31, 2022 and 2021, respectively. This included the purchase of $1.5 million and $1.6 million of property and equipment as well as $3.5 million and $1.6 million for the purchase of construction in progress for the years ended December 31, 2022 and 2021 respectively.

Purchases of property and equipment for the year ended December 31, 2022 were predominantly comprised of laboratory equipment along with $0.1 million of computers, software and equipment and $0.1 million of furniture and fixtures. $3.5 million of purchases in construction in progress related to a second modular cleanroom and the continued buildout of our manufacturing facility.

Purchases of property and equipment for the year ended December 31, 2021 were comprised of $1.0 million in laboratory equipment, $0.2 million of computers, software and equipment and $0.3 million of furniture and fixtures and $0.1 million of leasehold improvements. $1.6 million of purchases in construction in progress related to a second modular cleanroom and the continued buildout of our manufacturing facility.

Financing Activities

Net cash provided by financing activities was $0.2 million and $52.6 million during the years ended December 31, 2022 and 2021, respectively. primarily due to the net proceeds received from sales from the ATM Agreement (as defined below) in 2022 and the underwritten public offering in 2021.

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

On March 16, 2021, the Company issued an aggregate of 3,228,286 shares of its common stock, for net proceeds of $52.6 million, pursuant to an underwritten public offering.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the CPRIT to support the Company's Phase 2 clinical trial of MT-401.  The CPRIT award is intended to support the adjuvant arm of the Company's Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group.  Through the date of this filing, the Company has received $4.8 million of funds from the CPRIT grant. The Company recorded $3.4 million of grant income related to the CPRIT grant as revenue for the year ended December 31, 2022.

On April 21, 2022, the Company entered into a binding Services Agreement, dated April 12, 2022 (see Note 9), with Wilson Wolf. Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf, therefore Wilson Wolf is a related party. Wilson Wolf is in the business of creating products and services intended to simplify and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society. Pursuant to the Services Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million. For the year ending December 31, 2022, the Company recognized $5.5 million of revenue pursuant to the Services Agreement and at December 31, 2022, the Company recorded $2.5 million of related party deferred revenue on its consolidated balance sheet.

On September 13, 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. The Company recorded $0.1 million of grant income related to the FDA grant as revenue for the year ended December 31, 2022 and at December 31, 2022, the Company recorded $0.1 million of grant income receivable. On March 13, 2023, the Company received $0.1 million of funds from the FDA grant.

As of December 31, 2022, we had working capital of $8.8 million, compared to working capital of $33.1 million as of December 31, 2021. Operating expenses incurred during the fiscal year ended December 31, 2022 were $39.0 million compared to $40.7 million in the prior year.  Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023.  We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

In addition to the foregoing, based on our current assessment, we do not expect any material impact on our long-term liquidity due to the COVID-19 pandemic. However, we will continue to assess the effect of the pandemic on our operations. Further, the COVID-19 pandemic, decades-high inflation and concerns about an economic recession in the United States or other major markets has resulted in, among other things, volatility in the capital markets that may have the effect of reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction due to these factors could materially affect our business and the value of our common stock.

ATM Agreement

In August 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, or the Sales Agents, pursuant to which we can offer and sell, from time to time at our sole discretion through the Sales Agents, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021; however, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the year ended December 31, 2022, we sold 60,651 shares of our common stock under the ATM Agreement for net proceeds of $0.2 million.

Stock Purchase Agreement

On December 12, 2022, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provides that, upon the terms and subject to the conditions of the agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of our common stock, or the Purchase Shares, from time to time over a 24-month term, at a variable price with certain market-based terms as defined in the agreement. The purchase agreement does not exhibit any of the characteristics for liability classification under ASC Topic 480, Distinguishing Liabilities from Equity.  During the year ended December 31, 2022, we did not sell any shares of our stock under the Purchase Agreement.  In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million.

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our planned business activities is dependent upon our successful efforts to raise additional capital.

These factors raise substantial doubt regarding our ability to continue as a going concern within one year after the date that the financial statements are issued. Our consolidated financial statements have been prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Property and equipment - Construction in Progress

In June 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. In connection with the manufacturing facility, the Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and install modular cleanrooms in a manufacturing facility.  The facility’s construction was completed during December 2020, and a certificate of occupancy was delivered to the Company in January 2021, and as such was placed into service in January 2021.  All costs associated with the buildout were recorded as either manufacturing equipment and/or leasehold improvements and amortized over the estimated useful life of the asset and/or leasehold lease.

During the third and fourth quarters of 2021, and in connection with the Company’s manufacturing facility in Houston, Texas, the Company incurred $2.2 million of costs pursuant to an agreement with a vendor to build and eventually install a second modular cleanroom.  Such costs were recorded in fixed assets – construction in progress on the balance sheet as of December 31, 2021. Upon completion and installation of the modular cleanroom in 2022, all costs associated with the buildout, including $1.9 million of costs incurred during the first quarter of 2022, were recorded as manufacturing equipment and amortized over the estimated useful life.

Impairment Testing of Long-Lived Assets and Right-Of-Use Assets

Management reviews long-lived assets (including property and equipment) and right-of-use assets for assets under operating leases for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by first grouping the long-lived assets at the lowest level for which there are identifiable cash flows, and then comparing the carrying value of each asset group to its forecasted undiscounted cash flows. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, an impairment charge is recognized for the amount in excess of the carrying amount over its fair value. The Company performed a test for recoverability related to its manufacturing facility in Houston, Texas at December 31, 2022 and concluded that the carrying value of its long-lived assets was recoverable.

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

Grant Income

Grant Income represents funding under cost reimbursement programs from government agencies and non-profit foundations for qualified research and development activities performed by the Company. In applying the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we determined that grants and awards are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to each grant or award, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). To the extent the grant or award is within the scope of ASC 808, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. For grant and awards outside the scope of ASC 808, the Company applies ASC 606 by analogy, and revenue is recognized when the Company incurs expenses related to the grants for the amount the Company is entitled to under the provisions of the contract.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support our Phase 2 clinical trial of MT-401.

The Company determined that the CPRIT Contract is not in the scope of ASC 808 or ASC 606. In accordance with ASC 730-20-25-8, the financial risk associated with the research and development has been transferred to CPRIT, because repayment of the grant depends solely on the results of research and development having future economic benefit. The Company accounts for this arrangement as a contract to perform research and development for others and applies ASC 606 by analogy.

The Company recognizes grant income when amounts eligible for reimbursement are determinable and have been incurred, the applicable conditions under the grant arrangements have been met, and collectability of amounts due is reasonably assured or already received. The classification of costs incurred related to grants is based on the nature of the activities performed by the Company. Grant Income is recognized when the related costs are incurred.  Restricted cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable.  During the fourth quarter of 2021, the Company received $2.4 million advancement of funds in relation to the CPRIT grant.   The Company recorded $3.4 million of grant income related to the CPRIT grant as revenue for the year ended December 31, 2022.  At December 31, 2022, the Company recorded $2.3 million of grant income receivable, which represented grant income earned in advance of the next tranche of funds to be received from CPRIT.  In January 2023, the Company received $2.4 million from CPRIT.

On September 13, 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. The Company recorded $0.1 million of grant income related to the FDA grant as revenue for the year ended December 31, 2022 and at December 31, 2022, the Company recorded $0.1 million of grant income receivable. On March 13, 2023, the Company received $0.1 million of funds from the FDA grant.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Tax Loss and Credit Carryforwards

As of December 31, 2022, we have approximately $135.2 million of federal and $38.5 million of state net operating loss carryforwards that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $41.6 million, if not utilized, will expire between 2029 and 2037. The federal net operating loss carryforwards of $93.6 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $16.6 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.  Any change in ownership greater than 50% under Section 382 of the Internal Revenue Code places significant annual limitations on the use of such net operating loss carryforwards.

At December 31, 2022 and 2021, we recorded a 100% valuation allowance against our deferred tax assets of approximately $41.4 million and $36.4 million, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance against our deferred tax assets would increase net income in the period in which we make such a determination.

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

ITEM 8. FINANCIAL STATEMENTS

The Financial Statements are incorporated herein by reference to pages F-1 to F-25 at the end of this report and the supplementary data is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in, or disagreements with our principal independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Chief Accounting Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

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

The information required by Item 201(d) of Regulation S-K will be set forth in the section headed “Executive Compensation” and “Information Regarding the Board of Directors and Corporate Governance” in our Proxy Statement and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The documents filed as part of this report are as follows:

1.         The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report on pages F-1 through F-25.

2.         All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation	8-K	001-37939	3.4	10/17/18

3.2	Certificate of Amendment to Certificate of Incorporation of Marker Therapeutics, Inc.	8-K	001-37939	3.1	5/27/22

3.3	Certificate of Amendment to Certificate of Incorporation of Marker Therapeutics, Inc.	8-K	001-37939	3.1	1/26/23

3.4	Bylaws of Marker Therapeutics, Inc.	8-K	000-37939	3.6	10/17/18

4.0	Form of Common Stock Certificate of Marker Therapeutics, Inc.	8-A/A	000-37939	4.1	10/17/18

4.24	Form of Marker Warrant	8-K	001-37939	2.1	5/15/18

4.25	Description of Common Stock of Marker Therapeutics, Inc.	10-K	001-37939	4.25	3/12/20

10.1	Form of Restructuring Agreement dated May 28, 2015	8-K	000-27239	10.1	6/3/15

10.2	Amended and Restated Restructuring Agreement, dated as of June 2, 2015	8-K	000-27239	10.1	6/5/15

10.3	Form of Securities Purchase Agreement (including registration rights)	8-K	001-37939	10.1	6/8/18

10.4	Registration Rights Agreement	8-K	001-37939	2.1	5/15/18
10.5	Exclusive License Agreement between Baylor College of Medicine and Marker Therapeutics, Inc. dated March 16, 2018***	10-K	001-37939	10.21	3/15/19
10.6	Sponsored Research Contract between Baylor College of Medicine and Marker Therapeutics, Inc. dated November 16, 2018***	10-K	001-37939	10.22	3/15/19

10.7	2009 Stock Incentive Plan*	DEF14-C	000-27239	B	1/29/10

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.8	2014 Omnibus Stock Ownership Plan, as amended through August 29, 2017*	8-K	001-37939	10.1	9/5/17

10.9	Amendment to 2014 Omnibus Stock Ownership Plan, as amended *	8-K	001-37939	4.4	10/17/18

10.10	Form of Stock Option Award Agreement –Employee*	8-K	001-37939	10.3	10/23/18

10.11	Form of Stock Option Award Agreement – Non-Employee Director*	S-8	333-228056	10.1	10/30/18

10.12	Form of Stock Option Award Agreement – Consultant*	8-K	001-37939	10.2	10/23/18

10.13	Form of Restricted Stock Award Agreement – Consultant*	10-Q	000-27239	10.7	11/16/15

10.14	Employment Agreement between TapImmune Inc. and Peter Hoang dated as of September 22, 2017*	8-K	001-37939	10.1	9/25/17

10.15	Employment Agreement by and between TapImmune Inc. and Michael J. Loiacono dated as of August 25, 2016*	8-K	000-27239	10.1	8/25/16

10.16	Amendment to Employment Agreement between Marker Therapeutics, Inc. and Michael J. Loiacono dated as of November 27, 2018*	8-K	001-37939	10.2	12/3/18

10.17	Employment Agreement between Marker Therapeutics, Inc. and Anthony Kim dated as of November 27, 2018*	8-K	001-37939	10.3	12/3/18

10.18	Consulting Agreement between Dr. Juan Vera and Marker Therapeutics, Inc. dated October 19, 2018*	8-K	001-37939	10.1	10/23/18

10.19	Form of Director and Officer Indemnification Agreement*	10-K	001-37939	10.39	3/15/19

10.20	Amendment to Employment Agreement between Marker Therapeutics, Inc. and Peter Hoang, dated March 14, 2019*	10-K	001-37939	10.40	3/15/19

10.21	Employment Agreement between Marker Therapeutics, Inc. and Mythili Koneru, dated February 6, 2019.*	10-Q	001-37939	10.3	5/10/19

10.22	Marker Therapeutics, Inc. 2020 Equity Incentive Plan	S-8	333-239136	99.1	6/12/20

10.23	Form of Stock Option Grant Notice and Stock Option Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.	10-Q	001-37939	10.1	11/9/20

10.24	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.	10-Q	001-37939	10.2	11/9/20

10.25	Form of Common Stock Purchase Warrant	8-K	000-27239	4.1	8/14/14

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.26	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series A	8-K	000-27239	4.6	1/12/15

10.27	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series C	8-K	000-27239	4.8	1/12/15

10.28	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series D	8-K	000-27239	4.9	1/12/15

10.29	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series E	8-K	000-27239	4.10	1/12/15

10.30	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series A-1	8-K	000-27239	4.6	3/10/15

10.31	Form of Placement Agent Warrant Common Stock Purchase Warrants-Series E-1	8-K	000-27239	4.10	3/10/15

10.32	Form of Amended Series A Warrant	8-K	000-27239	4.2	8/11/16

10.33	Form of Amended Series C Warrant	8-K	000-27239	4.3	8/11/16

10.34	Form of Amended Series D Warrant	8-K	000-27239	4.4	8/11/16

10.35	Form of Amended Series E Warrant	8-K	000-27239	4.5	8/11/16

10.36	Form of Amended Series A-1 Warrant	8-K	000-27239	4.6	8/11/16

10.37	Form of Amended Series D-1 Warrant	8-K	000-27239	4.7	8/11/16

10.38	Form of Series F Warrant	8-K	000-27239	4.9	8/11/16

10.39	Form of Series F-1 Warrant	8-K	000-27239	4.10	8/11/16

10.40	Form of August 2016 Private Placement Warrant	8-K	000-27239	4.1	8/11/16

10.41	Form of 2016 Private Placement Agent Warrant	8-K	000-27239	4.11	8/11/16

10.42	Form of June 2017 Private Placement Warrant	8-K	001-37939	4.1	6/22/17

10.43	Form of 2017 Private Placement Agent Warrant	8-K	001-37939	4.2	6/22/17

10.44	Form of Warrant Amendment Agreement August 2016 Private Placement	8-K	000-27239	10.3	8/11/16

10.45	Form of Warrant Exercise Agreement	8-K	001-37939	10.3	6/22/17

10.46	Form of Private Placement Warrant	8-K	001-37939	4.1	6/8/18

10.47	Form of Private Placement Warrant	8-K	001-37393	4.2	6/8/18

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.48	Services Agreement, between Wilson Wolf Manufacturing Corporation and Marker Therapeutics, Inc., effective April 12, 2022	8-K	001-37939	10.1	4/26/22

1049	Purchase Agreement, by and between Marker Therapeutics, Inc. and Lincoln Park Capital Fund, LLC, dated December 12, 2022	8-K	001-37939	10.1	12/13/22

10.50	Registration Rights Agreement, by and between Marker Therapeutics, Inc. and Lincoln Park Capital Fund, LLC dated December 12, 2022	8-K	001-37393	10.2	12/13/22

21.1	List of Subsidiaries					X

23.1	Consent of Marcum LLP, an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a					X

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#					X

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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

Dated: March 22, 2023

Marker Therapeutics, Inc.

By:	/s/ Peter Hoang
Peter Hoang
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael J. Loiacono
Michael J. Loiacono
Chief Accounting Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each of the undersigned officers and directors of Marker Therapeutics, Inc., hereby constitutes and appoints Peter Hoang and Michael J. Loiacono, their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 22, 2023 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Peter Hoang	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2023
Peter Hoang

/s/ N. David Eansor	Chairman	March 22, 2023
N. David Eansor

/s/ David Laskow-Pooley	Director	March 22, 2023
David Laskow-Pooley

/s/ John Wilson	Director	March 22, 2023
John Wilson

/s/ Juan Vera	Director	March 22, 2023
Juan Vera

/s/ Katharine Knobil	Director	March 22, 2023
Katharine Knobil

/s/ Steve Elms	Director	March 22, 2023
Steve Elms

/s/ Michael J. Loiacono	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 22, 2023
Michael J. Loiacono

MARKER THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Marker Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marker Therapeutics, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Asset Impairment - Determination of Impairment Indicators on Long Lived Assets and Right-of-Use Assets - Refer to Note 3 to the Consolidated Financial Statements.

Critical Audit Matter Description

Property, plant and equipment and right-of-use assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. As of December 31, 2022, the carrying value of the Company’s property plant and equipment was $12.3 million, and right-of-use assets $5.5 million.

We have identified the determination of impairment indicators for property, plant and equipment and right-of-use assets as a critical audit matter due to the significant judgments management makes when determining whether events or changes in circumstances have occurred indicating that the carrying amounts of an asset group may not be recoverable. Auditing management’s judgments required a high degree of auditor judgment when performing audit procedures to evaluate whether management appropriately identified impairment indicators.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of indicators of impairment included the following, among others:

●	We evaluated the reasonableness of management’s impairment indicator analysis by performing the following procedures:
●	We inquired of management whether there are change of plans and circumstances affecting the use of property, plant and equipment or assets under lease;
●	We inspected minutes of the board of directors to understand if there were factors that would represent potential impairment indicators for property, plant and equipment and right-of-use assets;
●	We evaluated the assumptions and the mathematical accuracy of the undiscounted cash flows used by management, for the asset recovery test.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

Houston, TX

March 22, 2023

MARKER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,782,172	$42,351,145
Restricted cash	—	1,146,186
Prepaid expenses and deposits	2,435,079	2,484,634
Other receivables	2,402,004	237
Total current assets	16,619,255	45,982,202
Non-current assets:
Property, plant and equipment, net	12,323,143	10,096,861
Construction in progress	—	2,225,610
Right-of-use assets, net	5,479,786	9,830,461
Total non-current assets	17,802,929	22,152,932

Total assets	$34,422,184	$68,135,134

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,704,611	$11,134,913
Related party deferred revenue	2,500,000	—
Deferred revenue	—	1,146,186
Lease liability	577,198	620,490
Total current liabilities	7,781,809	12,901,589
Non-current liabilities:
Lease liability, net of current portion	7,039,338	11,247,950
Total non-current liabilities	7,039,338	11,247,950

Total liabilities	14,821,147	24,149,539

Stockholders' equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value, 30 million and 15 million shares authorized, 8.4 million and 8.3 million shares issued and outstanding as of December 31, 2022 and 2021, respectively	8,406	8,308
Additional paid-in capital	447,641,680	442,095,642
Accumulated deficit	(428,049,049)	(398,118,355)
Total stockholders' equity	19,601,037	43,985,595

Total liabilities and stockholders' equity	$34,422,184	$68,135,134

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Revenues:
Grant income	$3,513,544	$1,241,710
Related party service revenue	5,500,000	—
Total revenues	9,013,544	1,241,710
Operating expenses:
Research and development	26,139,323	27,794,879
General and administrative	12,820,004	12,924,826
Total operating expenses	38,959,327	40,719,705
Loss from operations	(29,945,783)	(39,477,995)
Other income (expenses):
Arbitration settlement	(232,974)	(2,406,576)
Interest income	248,063	5,700
Net loss	$(29,930,694)	$(41,878,871)

Net loss per share, basic and diluted	$(3.58)	$(5.47)
Weighted average number of common shares outstanding, basic and diluted	8,351,003	7,650,567

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders'
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2021	5,073,107	$5,073	$383,578,984	$(356,239,484)	$27,344,573
Issuance of common stock for cash (net of offering costs of $3.9 million)	3,228,286	3,228	52,549,530	—	52,552,758
Stock options exercised for cash	146	—	3,087	—	3,087
Stock-based compensation	6,329	7	5,964,041	—	5,964,048
Net loss	—	—	—	(41,878,871)	(41,878,871)
Balance at December 31, 2021	8,307,868	8,308	442,095,642	(398,118,355)	43,985,595
Issuance of common shares for cash	60,651	61	202,069	—	202,130
Stock-based compensation	37,252	37	5,343,969	—	5,344,006
Net loss	—	—	—	(29,930,694)	(29,930,694)
Balance at December 31, 2022	8,405,771	$8,406	$447,641,680	$(428,049,049)	$19,601,037

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(29,930,694)	$(41,878,871)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,789,106	2,148,983
Stock-based compensation	5,344,006	5,964,048
Amortization on right-of-use assets	891,343	1,013,655
Loss on disposal of fixed assets	25,995	—
Gain on lease termination	(278,681)	—
Changes in operating assets and liabilities:
Prepaid expenses and deposits	49,555	(426,710)
Other receivables	(2,401,767)	1,000,322
Accounts payable and accrued expenses	(4,300,939)	4,141,414
Related party deferred revenue	2,500,000	—
Deferred revenue	(1,146,186)	1,146,186
Lease liability	(513,891)	(388,792)
Net cash used in operating activities	(26,972,153)	(27,279,765)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,456,006)	(1,572,161)
Purchase of construction in progress	(3,489,130)	(1,558,970)
Net cash used in investing activities	(4,945,136)	(3,131,131)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	202,130	52,552,758
Proceeds from exercise of stock options	—	3,087
Net cash provided by financing activities	202,130	52,555,845
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,715,159)	22,144,949

Cash, cash equivalents and restricted cash at beginning of the period	43,497,331	21,352,382
Cash, cash equivalents and restricted cash at end of the period	$11,782,172	$43,497,331

	For the Years Ended
	December 31,
	2022	2021
Supplemental schedule of non-cash financing and investing activities:
Reclassifications between construction in progress and fixed assets	$4,089,135	$6,789,098
Capital expenditures included in accounts payable	$57,607	$2,160,765
Changes to right-of-use assets and lease liability due to close out of operating leases	$3,459,332	$—

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS DECEMBER 31, 2022 AND 2021

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

Reverse Stock Split

On January 26, 2023, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock (the “Reverse Stock Split”) and a corresponding reduction in the total number of authorized shares of its common stock from 300,000,000 to 30,000,000. The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on May 24, 2022, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on January 26, 2023. The Reverse Stock Split was effective on January 26, 2023. All references to common stock, warrants to purchase common stock, options to purchase common stock, share data, per share data and related information contained in the consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Payment for fractional shares resulting from the reverse stock split amounted to $394.80.

NOTE 2:    FINANCIAL CONDITION, GOING CONCERN AND MANAGEMENT PLANS

As of December 31, 2022, the Company had cash and cash equivalents of approximately $11.8 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

On March 16, 2021, the Company issued an aggregate of 3,228,286 shares of its common stock, for net proceeds of $52.6 million.

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021; however, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and the Company has provided each of the Sales Agents with indemnification and contribution rights. During the year ended December 31, 2022, the Company sold 60,651 shares of its common stock under the ATM Agreement for net proceeds of $0.2 million.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company’s Phase 2 clinical trial of MT-401. The CPRIT award is intended to support the adjuvant arm of the Company’s Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group. Through the date of this filing, the Company has received $4.8 million of funds from the CPRIT grant. The Company recorded $3.4 million of grant income related to the CPRIT grant as revenue for the year ended December 31, 2022.

On April 21, 2022, the Company entered into a binding services agreement (the “Services Agreement”), dated April 12, 2022 (see Note 9), with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf, therefore Wilson Wolf is a related party. Pursuant to the Services Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million. For the year ending December 31, 2022, the Company recognized $5.5 million of revenue pursuant to this agreement and at December 31, 2022, the Company recorded $2.5 million of related party deferred revenue on its consolidated balance sheet.

On September 13, 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. The Company recorded $0.1 million of grant income related to the FDA grant as revenue for the year ended December 31, 2022 and at December 31, 2022, the Company recorded $0.1 million of grant income receivable. On March 13, 2023, the Company received $0.1 million of funds from the FDA grant.

On December 12, 2022, the Company entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provides that, upon the terms and subject to the conditions of the agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of its common stock, or the Purchase Shares, from time to time over a 24-month term.  For the year ended December 31, 2022, the Company did not sell any shares of its common stock under the Purchase Agreement. In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of December 31, 2022 will enable the Company to fund its operating expenses and capital expenditure requirements into the third quarter of 2023, as such these factors raise substantial doubt regarding the Company’s ability to continue as a going concern. In an effort to further preserve the Company’s working capital, the Company’s employees took a portion of their 2022 earned bonus in the form of equity in lieu of cash.

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

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The accompanying consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition to the foregoing, based on the Company’s current assessment, the Company does not expect any material impact on its long-term liquidity due to the COVID-19 pandemic. However, the Company will continue to assess the effect of the pandemic on its operations, including its clinical programs. Further, the COVID-19 pandemic, decades-high inflation and concerns about an economic recession in the United States or other major markets has resulted in, among other things, volatility in the capital markets that may have the effect of reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction due to these factors could materially affect the Company’s business and the value of its common stock.

NOTE 3:    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Any reference in these footnotes to applicable guidance is meant to refer to the authoritative U.S. generally accepted accounting principles (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Marker Cell Therapy, Inc. and GeneMax Pharmaceuticals Inc. – a dormant subsidiary that wholly owns GeneMax Pharmaceuticals Canada, Inc. All significant intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ materially from those estimates. Significant areas requiring management’s estimates and assumptions include measurement of fair value and projections used in impairment testing, valuation allowance on deferred tax assets, determining the fair value of stock-based compensation and stock-based transactions, the fair value of the components of the warrant liabilities and accrued liabilities.

Cash, Cash Equivalents, Restricted Cash and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash, cash equivalents and restricted cash at December 31, 2022 consisted of cash and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of December 31, 2022, approximately $1.8 million in cash was uninsured based upon the FDIC insurance coverage limits.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the statements of cash flows.

	December 31,	December 31,
	2022	2021

Cash and cash equivalents	$11,782,172	$42,351,145
Restricted cash	$—	$1,146,186
Total cash, cash equivalents and restricted cash shown in statements of cash flows	$11,782,172	$43,497,331

Cash received from grants in advance of incurring qualifying costs are recorded as restricted cash until they are earned and recorded to grant income.

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

Property and equipment - Construction in Progress

In June 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. In connection with the manufacturing facility, the Company has incurred costs pursuant to an agreement with a vendor to design, engineer, build and install modular cleanrooms in a manufacturing facility. The facility’s construction was completed during December 2020, and a certificate of occupancy was delivered to the Company in January 2021, and as such was placed into service in January 2021. All costs associated with the buildout were recorded as either manufacturing equipment and/or leasehold improvements and amortized over the estimated useful life of the asset and/or leasehold lease.

During the third and fourth quarters of 2021, and in connection with the Company’s manufacturing facility in Houston, Texas, the Company incurred $2.2 million of costs pursuant to an agreement with a vendor to build and eventually install a second modular cleanroom.  Such costs were recorded in fixed assets – construction in progress on the balance sheet as of December 31, 2021. The Company incurred another $1.9 million in related costs in 2022. Upon completion and installation of the second modular cleanroom in 2022, all costs associated with the buildout were recorded as manufacturing equipment and leasehold improvements and are being amortized over the estimated useful life.

Impairment Testing of Long-Lived Assets and Right-Of-Use Assets

Management reviews long-lived assets (including property and equipment) and right-of-use assets for assets under operating leases for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Recoverability of assets is determined by first grouping the long-lived assets at the lowest level for which there are identifiable cash flows, and then comparing the carrying value of each asset group to its forecasted undiscounted cash flows. If the evaluation of the forecasted cash flows indicates that the carrying value of the assets is not recoverable, an impairment charge is recognized for the amount in excess of the carrying amount over its fair value. The Company performed a test for recoverability related to its manufacturing facility in Houston, Texas at December 31, 2022 and concluded that the carrying value of its long-lived assets was recoverable.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2022 and 2021.

Grant Income

Grant Income represents funding under cost reimbursement programs from government agencies and non-profit foundations for qualified research and development activities performed by the Company. In applying the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company determined that grants and awards are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to each grant or award, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). To the extent the grant or award is within the scope of ASC 808, the Company recognizes the award upon achievement of certain milestones as credits to research and development expenses. For grant and awards outside the scope of ASC 808, the Company applies ASC 606 by analogy, and revenue is recognized when the Company incurs expenses related to the grants for the amount the Company is entitled to under the provisions of the contract.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support its Phase 2 clinical trial of MT-401.

In accordance with ASC 730-20-25-8, to the extent the financial risk associated with the research and development has been transferred to CPRIT, because repayment of the grant depends solely on the results of research and development having future economic benefit, the Company accounts for this obligation as a contract to perform research and development for others.

Restricted cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. During the fourth quarter of 2021, the Company received $2.4 million advancement of funds in relation to the CPRIT grant. The Company recorded $3.4 million of grant income related to the CPRIT grant as revenue for the year ended December 31, 2022. At December 31, 2022, the Company recorded $2.3 million of grant income receivable, which represented grant income earned in advance of the next tranche of funds to be received from CPRIT. In January 2023, the Company received $2.4 million from CPRIT.

On September 13, 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. The Company recorded $0.1 million of grant income related to the FDA grant as revenue for the year ended December 31, 2022 and at December 31, 2022, the Company recorded $0.1 million of grant income receivable. On March 13, 2023, the Company received $0.1 million of funds from the FDA grant.

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

The following table sets forth the computation of net loss per share for the years ended December 31, 2022 and 2021, respectively:

	For the Years Ended
	December 31,
	2022	2021
Numerator:
Net loss	$(29,930,694)	$(41,878,871)

Denominator:
Weighted average common shares outstanding	8,351,003	7,650,567

Net loss per share:
Basic and diluted	$(3.58)	$(5.47)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2022	2021
Common stock options	886,000	768,600
Common stock purchase warrants	1,848,000	1,983,000
Potentially dilutive securities	2,734,000	2,751,600

NOTE 5:     OTHER RECEIVABLE

Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable.  The Company recorded $3.4 million of grant income related to the CPRIT grant as revenue for the year ended December 31, 2022.  At December 31, 2022, the Company recorded $2.3 million of grant income receivable, which represented grant income earned in advance of the next tranche of funds to be received from CPRIT.  The Company received $2.4 million of funds from CPRIT in January 2023. The Company recorded $0.1 million of grant income related to the FDA grant as revenue for the year ended December 31, 2022.  Additionally, at December 31, 2022, the Company recorded $0.1 million of grant income receivable, which represented grant income earned in advance of funds to be received from the FDA.  The Company received $0.1 million of funds from the FDA in January 2023.

NOTE 6:    PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2022 and 2021, respectively:

		December 31,	December 31,
	Estimated Useful Lives	2022	2021
Lab and manufacturing equipment	5 Years	$11,824,000	$7,851,000
Computers, equipment and software	3-5 Years	899,000	1,020,000
Office furniture	5 Years	924,000	793,000
Leasehold improvements	Lesser of lease term or estimated useful life	3,950,000	3,173,000
Total		17,597,000	12,837,000
Less: accumulated depreciation		(5,274,000)	(2,740,000)
Construction in progress		—	2,226,000
Total fixed assets, net		$12,323,000	$12,323,000

Depreciation expense for the years ended December 31, 2022 and 2021 was approximately $2.8 million and $2.1 million, respectively.

In June 2020, the Company entered into a lease for a manufacturing facility in Houston, Texas. The Company incurred costs pursuant to an agreement with a vendor to design, engineer, build and eventually install modular cleanrooms in the manufacturing facility. $6.8 million was recorded in fixed assets – construction in progress on the balance sheet as of December 31, 2020.  The completion of the facility’s construction occurred during December 2020 and the Company received its certificate of occupancy in January 2021, and as such was placed into service in January 2021.  During January 2021, all costs associated with the buildout were recorded as either manufacturing equipment and/or leasehold improvements and amortized over the estimated useful life of the asset and/or leasehold lease.

During the year ended December 31, 2021, and in connection with the opening of the Company’s manufacturing facility in Houston, Texas, the Company incurred $2.2 million of costs pursuant to an agreement with a vendor to build and eventually install a second modular cleanroom. Such costs were recorded in fixed assets – construction in progress on the balance sheet as of December 31, 2021. The Company incurred another $1.9 million in related costs in 2022. Upon completion and installation of the second modular cleanroom during the year ended December 31, 2022, all costs associated with the buildout were recorded as manufacturing equipment and leasehold improvements and amortized over the estimated useful life.

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

As of September 15, 2022, the Company and its landlord agreed to terminate the Company’s office lease at 3200 Southwest Freeway, Suite 2500, Houston, Texas.  As such the Company reduced its operating lease liabilities by $3.7 million and reduced its right-of-use assets by $3.5 million.  A gain on lease termination was recorded in general and administrative expenses during the year ended December 31, 2022.

As of December 31, 2022, the Company had total operating lease liabilities of approximately $7.6 million and right-of-use assets of approximately $5.5 million, which were included in the consolidated balance sheet.  As of December 31, 2021, the Company had total operating lease liabilities of approximately $11.9 million and right-of-use assets of approximately $9.8 million, which were included in the consolidated balance sheet.

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

The following summarizes quantitative information about the Company’s operating leases:

	For the Years Ended
	December 31,
	2022	2021
Operating lease expense summary:
Operating lease expense	$1,483,000	1,702,000
Short-term lease expense	48,000	—
Variable lease expense	648,000	606,000
Total	$2,179,000	$2,308,000

	For the Years Ended
	December 31,
	2022	2021
Other information:
Operating cash flows - operating leases	$1,106,000	$1,077,000

The weighted-average remaining lease term as of December 31, 2022 and December 31, 2021 was approximately 7.5 years and 8.4 years, respectively. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2022 and December 31, 2021 was approximately 5.5% and 5.7%, respectively.

Maturities of the Company’s operating leases, excluding short-term leases, are as follows:

Year ending December 31, 2023	983,000
Year ending December 31, 2024	1,254,000
Year ending December 31, 2025	1,290,000
Year ending December 31, 2026	1,177,000
Year ending December 31, 2027	1,163,000
Thereafter	3,590,000
Total	9,457,000
Less present value discount	(1,840,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at December 31, 2022	$7,617,000

NOTE 8:     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of December 31, 2022 and 2021, respectively:

	December 31,	December 31,
	2022	2021
Accounts payable	$1,612,000	$5,144,000
Compensation and benefits	1,779,000	2,055,000
Process development expenses	342,000	385,000
Professional fees	558,000	644,000
Technology license fees	—	250,000
Arbitration settlement fees	114,000	2,407,000
Other	300,000	250,000
Total accounts payable and accrued liabilities	$4,705,000	$11,135,000

In August 2022, the Company implemented changes to the Company’s organizational structure as part of an operational cost reduction plan to conserve the Company’s available capital.  In connection with these changes, the Company reduced headcount in its general and administrative function by approximately 23.5%, including the separation of the Company’s Chief Financial Officer.  For the year ended December 31, 2022, the Company recorded $0.3 million of accrued compensation and benefits for severance expenses related to the operational cost reduction plan.

NOTE 9:    RELATED PARTY DEFERRED REVENUE

On April 21, 2022, the Company entered into the Services Agreement, dated April 12, 2022, with Wilson Wolf. Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf. Wilson Wolf is in the business of creating products and services intended to simplify and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the Services Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million, as consideration for certain training and research services allocated as follows:

●	$2.0 million for non-exclusive training of Wilson Wolf to make, use, and sell the Company’s cell culture non-proprietary media formulation that has been cleared in an FDA investigational new drug application;
●	$1.0 million for non-exclusive training of Wilson Wolf to replicate the Company’s quality management system inclusive of all underlying documents related thereto, none of which shall include unique information specific to the manufacture of the Company’s multiTAA product candidates such as direct peptide stimulation;
●	$2.0 million for non-exclusive training of Wilson Wolf to be able to replicate the Company’s cGMP-compliant, linearly scalable, G-Rex based T-cell manufacturing process which Wilson Wolf shall use as it sees fit in pursuit of the Wilson Wolf Mission; and
●	$3.0 million for the Company to train Wilson Wolf on its expertise in the optimization of T-cell therapy manufacturing processes using G-Rex and to conduct CAR T and TCR G-Rex Optimization Work under the direction of Wilson Wolf (the “Work Direction”), whereunder all intellectual property provided by Wilson Wolf or created or derived by the Company will be solely owned by Wilson Wolf, and whereby the Company will make good faith efforts to complete the conduct of such work as soon as practicable within 18 months from the date of the agreement. Wilson Wolf has agreed to pay the Company an additional $1.0 million if the Work Direction is completed within one year from the onset of the Agreement.

Pursuant to the Services Agreement, in the event that the Company becomes insolvent, goes out of business, or an event other than force majeure occurs that cannot allow the Agreement to be fulfilled, Wilson Wolf will have right of first offer and right of first refusal for the Company’s manufacturing facility provided it is able and willing to meet whatever financial obligations are required to do so and provided further that such clause will not apply in the event of a merger, reorganization or consolidation of the Company with a third party that results in the outstanding voting securities of the Company immediately prior thereto ceasing to represent, or being converted into or exchanged for voting securities that do not represent, at least fifty percent (50%) of the combined voting power of the voting securities of the surviving entity or the parent corporation of the surviving entity immediately after such merger, reorganization or consolidation, or the sale or other transfer of all or substantially all of the Company’s business or assets. The Company agrees to assist as needed to the extent permitted under any applicable law (including bankruptcy or insolvency statutes). Further, prior to the Company undertaking any financing that would encumber any of the Company’s assets necessary for the Company’s performance under this Services Agreement, Wilson Wolf shall have the first right to provide such financing on equal terms to what the Company can obtain elsewhere.

The Company recognizes related party revenue over time in accordance with Accounting Standard Codification, or ASC, 606 Revenue from Contracts with Customers, as each of the training or and research services are provided to Wilson Wolf. Revenue is recognized, using an output method based on progress toward satisfaction of the performance obligations.  Additionally, in accordance the spirit of the standard expressed in ASC 606-50-1, the timing of the revenue recognition is expected to be approximately 12 months. For the year ending December 31, 2022, the Company recognized $5.5 million of revenue pursuant to the Services Agreement and at December 31, 2022, the Company recorded an $2.5 million related party deferred revenue on its consolidated balance sheet.

NOTE 10:    STOCKHOLDERS’ EQUITY

Increase in Authorized Shares

During the three months ended June 30, 2022, the Company’s board of directors and stockholders approved a Certificate of Amendment (the “Amendment”) to the Company’s Certificate of Incorporation to increase the authorized shares of common stock of the Company from 15,000,000 shares to 30,000,000 shares. The Company filed the Amendment with the Secretary of State of Delaware on May 25, 2022.

Reverse Stock Split

On January 26, 2023, the Company effected the Reverse Stock Split and a corresponding reduction in the total number of authorized shares of its common stock from 300,000,000 to 30,000,000. The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on May 24, 2023, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on January 26, 2023. The Reverse Stock Split was effective on January 26, 2023. All historical share and per share amounts reflected in this report have been adjusted to reflect the Reverse Stock Split.

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

Common Stock

The Company has authorized up to 30,000,000 shares of common stock, $0.001 par value per share, for issuance. Significant 2022 and 2021 common stock transactions were as follows:

2022 Common Stock Transactions

Issuance of Restricted Stock Units to Executives

During the year ended December 31, 2022, upon the recommendation of the compensation committee of the Company’s board of directors,  and pursuant to the Company’s 2020 Equity Incentive Plan, the Company’s board of directors approved the issuance of a total of 37,252 shares of common stock, valued at a total of approximately $180,200, subject to restricted stock units, which were immediately vested upon grant, to certain executives as performance bonuses for performance during the year ended December 31, 2021.

Issuance of Stock Pursuant to ATM Agreement

During the year ended December 31, 2022, the Company issued and sold 60,651 shares of its common stock under the ATM Agreement for net proceeds of $202,100.

Stock Purchase Agreement

On December 12, 2022, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provides that, upon the terms and subject to the conditions of the agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of our common stock, or the Purchase Shares, from time to time over a 24-month term , at a variable price with certain market-based terms as defined in the agreement. The purchase agreement does not exhibit any of the characteristics for liability classification under ASC Topic 480, Distinguishing Liabilities from Equity. Instead, the purchase agreement is indexed to the Company’s own stock under ASC Subtopic 815-40, Contracts in Entity's Own Equity, and classified as equity.  During the year ended December 31, 2022, we did not sell any shares of our stock under the Purchase Agreement.  In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million.

2021 Common Stock Transactions

Exercise of Stock Options

During the year ended December 31, 2021, certain outstanding options were exercised for 146 shares of common stock providing aggregate proceeds to the Company of approximately $3,100.

Board Compensation

During the year ended December 31, 2021, the Company issued an aggregate of 6,329 shares of common stock to its non-employee directors. The fair value of the common stock of approximately $0.2 million was recognized as a component of stock-based compensation expense in general and administrative expenses.

Underwritten Public Offering

On March 11, 2021, the Company entered into an underwriting agreement with Piper Sandler & Co., as representative of the several underwriters, to issue and sell 2,857,200 shares of common stock of the Company in an underwritten public offering.  The offering price to the public was $17.50 per share.  In addition, the Company granted the underwriters an option to purchase, for a period of 30 days, up to an additional 428,580 shares of common stock, which such option was partially exercised with respect to 371,086 shares.  An aggregate of 3,228,286 shares of the Company’s common stock was issued for net proceeds of $52.6 million after offering costs of $3.9 million.

NOTE 11:    WARRANTS

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of December 31, 2022 and 2021, respectively, and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2021	2,083,000	$47.00	2.60	$—
Expired or cancelled	(100,000)	55.00	—	—
Balance - December 31, 2021	1,983,000	44.20	1.70	$—
Expired or cancelled	(135,000)	39.70	—	—
Balance - December 31, 2022	1,848,000	$44.51	0.79	$—

NOTE 12:    STOCK OPTION PLANS

Options to Purchase Shares of Common Stock

On May 19, 2020, the Board adopted the 2020 Equity Incentive Plan ("2020 Plan") which replaced the 2014 Omnibus Stock Option Plan. The 2020 Plan was further amended effective May 2022 to increase the number of shares of common stock authorized for issuance under the plan by 850,000 shares. The 2020 Plan allows for grants of stock options, restricted shares, stock bonuses and other equity-based awards to employees and non-employee directors of the Company. Awards under the 2020 Plan may be at prices and for terms as determined by the Company’s board of directors and may have vesting requirements as determined by the Board, provided that the exercise price for any stock option must be at least equal to the fair market value (as defined in the 2020 Plan) of a share of the stock on the grant date. Once granted, the exercise price of an option may not be reduced without the approval of the Company’s stockholders, other than under certain limited circumstances such as a stock split or take any other action with respect to a stock option that would be treated as a repricing under the rules and regulations of the Nasdaq Stock Exchange.

Options granted under the 2020 Plan have a maximum term of ten years from the date of grant and generally vest over four years.

2022 Equity Incentive Awards

On February 17, 2022, pursuant to the Company’s 2020 Equity Incentive Plan, the compensation committee of the Company’s board of directors approved a total of 125,000 options to purchase the Company’s common stock as equity-based incentive awards to the Company’s executive officers.  Each option award was granted with an exercise price of $4.60 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on February 17, 2022, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such executive officer’s continued service on the applicable vesting date.  Additionally, on February 17, 2022, the compensation committee of the Company’s board of directors approved a total of 39,500 options to purchase the Company’s common stock to non-executive employees of the Company as equity-based incentive awards.  Each option award was granted with an exercise price of $4.60 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on February 17, 2022, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such employee’s continued service on the applicable vesting date.

The above awards were in addition to 17,500 stock option awards issued during the three months ended March 31, 2022 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $10.00 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on January 3, 2022, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

21,000 stock option awards were issued during the three months ended June 30, 2022 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $4.30 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on April 1, 2022, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

10,000 stock option awards were issued during the three months ended September 30, 2022 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $3.50 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on July 1, 2022, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

Additionally, 7,000 stock option awards were issued during the three months ended December 31, 2022 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $3.73 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on October 3, 2022, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

Also, pursuant to the Company’s Non-Employee Director Compensation Policy, which had previously been approved by the Company’s board of directors, 40,000 stock option awards were issued during the year ended December 31, 2022 to independent members of the board of directors of the Company.  Each option award was granted on May 24, 2022 with an exercise price of $3.377 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on May 24, 2022.  Each option award will vest in one year subject to the director’s continuance of service through May 24, 2023.

As of December 31, 2022, approximately 989,000 shares of common stock are available to be issued under the 2020 Plan.

Stock Options

A summary of the Company’s stock option activity is as follows for stock options:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of January 1, 2021	600,181	$62.18	$—	8.3
Granted	191,500	28.97	—	8.9
Exercised	(146)	21.20	—	—
Canceled/Expired	(22,912)	35.92	—	—
Outstanding as of December 31, 2021	768,623	54.69	—	7.7
Granted	260,000	4.68	—	7.8
Canceled/Expired	(142,450)	36.78	—	—
Outstanding as of December 31, 2022	886,173	$42.90	$—	7.3
Options vested and exercisable	560,929	$59.39	$—	6.6

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2022 and 2021, respectively, were as follows:

	For the Years Ended
	December 31,
	2022	2021
Exercise price	$4.70	$29.00
Expected term (years)	5.9	6.0
Expected stock price volatility	85%	94%
Risk-free rate of interest	2%	1%
Expected dividend rate	0%	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Years Ended
	December 31,
	2022	2021
Stock Compensation expenses:
Research and development	$2,691,000	$2,856,000
General and administrative	2,653,000	3,108,000
Total stock compensation expenses	$5,344,000	$5,964,000

At December 31, 2022, the total stock-based compensation cost related to unvested awards not yet recognized was $3.5 million. The expected weighted average period compensation costs to be recognized was 1.8 years. Future option grants will impact the compensation expense recognized.

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

Restricted cash received from grants in advance of incurring qualifying costs is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. The Company recorded $3.4 million and $1.2 million of grant income related to the CPRIT grant as revenue for the years ended December 31, 2022 and 2021, respectively.  At December 31, 2022, the Company recorded $2.3 million of grant income receivable, which represented grant income earned in advance of the next tranche of funds to be received from CPRIT.  In January 2023, the Company received $2.4 million from CPRIT.

On September 13, 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML.  The Company recorded $0.1 million of grant income related to the FDA grant as revenue for the year ended December 31, 2022 and at December 31, 2022, the Company recorded $0.1 million of grant income receivable. On March 13, 2023, the Company received $0.1 million of funds from the FDA grant.

NOTE 14:    LEGAL PROCEEDINGS

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

On March 9, 2022, the Company was notified that its motion to vacate the award was denied and the broker was awarded an additional $0.1 million in interest. Post judgment interest accrued at 1.02% until the judgment was paid.  On March 24, 2022, the Company paid the broker $2.5 million, which amount included accrued interest. On January 4, 2023, the Company was notified that the broker was awarded an additional $0.1 million in attorneys’ fees, which the Company recorded to other expenses during fiscal year ending December 31, 2022.  The Company paid the $0.1 million on January 9, 2023.

NOTE 15:    RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the years ended December 31, 2022 and 2021, respectively.

	For the Years Ended
	December 31,
	2022	2021
Baylor College of Medicine	$1,142,000	$2,851,000
Bio-Techne Corporation	101,000	306,000
Wilson Wolf Manufacturing Corporation	265,000	280,000
Total Research and development	$1,508,000	$3,437,000

$8,600 of related party transactions are included in accounts payable and accrued liabilities as of December 31, 2022.

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

Purchases from Bio-Techne Corporation.

The Company is currently utilizing Bio-Techne Corporation and two of its brands for the purchases of reagents, primarily cytokines. Mr. David Eansor is a member of the Company’s board of directors and was serving as the President of the Protein Sciences Segment of Bio-Techne Corporation. Mr. Eansor resigned from Bio-Techne Corporation on March 1, 2022, and as such, two months of transactions in 2022 are included in the table above.

Purchases from Wilson Wolf.

The Company is currently utilizing Wilson Wolf for the purchases of cell culture devices called G-Rexes.  Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf Manufacturing Corporation.

NOTE 16:    INCOME TAXES

The Company has no income tax expense due to operating losses incurred for the years ended December 31, 2022 and 2021.

The effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2022 and 2021 are as follows:

	For the Years Ended
	December 31,
	2022	2021
Deferred Tax Assets
Net Operating Loss Carryforward	30,072,000	29,087,000
Stock Compensation	5,642,000	5,599,000
Accrued Expenses	—	510,000
License Agreement	—	127,000
Capitalized R&E	4,818,000	—
Research and Development	733,000	733,000
Charitable Contributions	—	8,000
Operating Lease Liability	1,611,000	2,514,000
	42,876,000	38,578,000
Less: Valuation Allowance	(41,413,000)	(36,401,000)
Total Deferred Tax Assets	1,463,000	2,177,000

Deferred Tax Liabilities
Fixed Assets	(304,000)	(94,000)
Right-of-Use Assets	(1,159,000)	(2,083,000)
Total Deferred Tax Liabilities	(1,463,000)	(2,177,000)

Net Deferred Tax Assets/(Liabilities)	—	—

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the history of losses, management believes that it is more likely than not, that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2022 and 2021. The Company has research and development tax credit carryforwards of $733,000 available to offset future federal income taxes. The research and development tax credit carryforwards begin to expire in 2030.

The Company has approximately $135.2 million of federal and $38.5 million of state Net Operating Losses (“NOL”s) that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $41.6 million, if not utilized, will expire between 2029 and 2037. The federal net operating loss carryforwards of $93.6 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $16.6 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

The Company’s income tax returns for 2018 to 2021 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.

For the years ended December 31, 2022 and 2021, the expected tax expense (benefit) based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2022		2021
		Percent of		Percent of
	Amount	Pretax Loss	Amount	Pretax Loss
U.S. federal statutory rate	(6,285,000)	21.00%	(8,795,000)	21.00%
State taxes, net of federal benefit	(44,000)	0.15%	(48,000)	0.11%
Tax rate change	10,000	-0.03%	(291,000)	0.69%
Permanent Differences
- Other permanent differences	288,000	-0.96%	262,000	-0.63%
Change in valuation allowance	5,012,000	-16.75%	8,769,000	-20.94%
Deferred true-up	1,019,000	-3.40%	103,000	-0.25%
Income tax provision/(benefit)	—	0.00%	—	0.00%

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2022, and 2021, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

NOTE 17:SUBSEQUENT EVENTS

On March 13, 2023, Mythili Koneru, Chief Medical Officer of Marker Therapeutics, Inc., notified the Company of her intent to resign as Chief Medical Officer of the Company effective as of April 9, 2023.

On March 14, 2023, the Company signed an agreement with AlloVir, Inc. in which Marker will collaborate with AlloVir to optimize certain aspects of AlloVir’s manufacturing process. Under the terms of this agreement, Marker will conduct a number of process improvement studies and provide AlloVir with the results of its findings. For its work with AlloVir, the Company will receive total compensation in the amount of $400,000, estimated to be fully earned by the end of the third quarter in 2023.