Form 10-Q
period 2023-03-31
Marker Therapeutics, Inc.
filed 2023-05-15
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023

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

As of May 8, 2023, the Company had 8,798,829 shares of common stock issued and outstanding.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,401,243	$11,782,172
Prepaid expenses and deposits	2,428,743	2,435,079
Related party receivable	1,000,000	—
Other receivables	1,082,886	2,402,004
Total current assets	10,912,872	16,619,255
Non-current assets:
Property, plant and equipment, net	11,701,907	12,323,143
Right-of-use assets, net	5,326,268	5,479,786
Total non-current assets	17,028,175	17,802,929

Total assets	$27,941,047	$34,422,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,538,966	$4,704,611
Related party deferred revenue	—	2,500,000
Lease liability	665,082	577,198
Total current liabilities	5,204,048	7,781,809
Non-current liabilities:
Lease liability, net of current portion	6,823,651	7,039,338
Total non-current liabilities	6,823,651	7,039,338

Total liabilities	12,027,699	14,821,147

Stockholders’ equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 8.8 million and 8.4 million shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	8,799	8,406
Additional paid-in capital	448,921,174	447,641,680
Accumulated deficit	(433,016,625)	(428,049,049)
Total stockholders’ equity	15,913,348	19,601,037

Total liabilities and stockholders’ equity	$27,941,047	$34,422,184

On January 26, 2023, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock and a corresponding reduction in the total number of authorized shares of its common stock from 300,000,000 to 30,000,000. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Revenues:
Grant income	$1,234,336	$964,322
Related partry service revenue	3,500,000	—
Total revenues	4,734,336	964,322
Operating expenses:
Research and development	7,270,742	7,026,066
General and administrative	2,515,824	3,733,001
Total operating expenses	9,786,566	10,759,067
Loss from operations	(5,052,230)	(9,794,745)
Other income (expenses):
Arbitration settlement	—	(118,880)
Interest income	84,654	3,117
Net loss	$(4,967,576)	$(9,910,508)

Net loss per share, basic and diluted	$(0.57)	$(1.19)
Weighted average number of common shares outstanding, basic and diluted	8,721,031	8,310,765

On January 26, 2023, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2023
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2023	8,405,771	$8,406	$447,641,680	$(428,049,049)	$19,601,037
Issuance of common stock for cash	212,761	213	619,761	—	619,974
Issuance of common stock as commitment fee for future financing	180,410	180	(180)	—	—
Stock-based compensation	—	—	659,913	—	659,913
Net loss	—	—	—	(4,967,576)	(4,967,576)
Fractional shares adjustment due to reverse split	(113)	—	—	—	—
Balance at March 31, 2023	8,798,829	8,799	448,921,174	(433,016,625)	15,913,348

	For the Three Months Ended March 31, 2022
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2022	8,307,868	$8,308	$442,095,642	$(398,118,355)	$43,985,595
Stock-based compensation	37,251	37	1,630,640	—	1,630,677
Net loss	—	—	—	(9,910,508)	(9,910,508)
Balance at March 31, 2022	8,345,119	$8,345	$443,726,282	$(408,028,863)	$35,705,764

On January 26, 2023, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31, 2023
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(4,967,576)	$(9,910,508)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	818,216	576,331
Stock-based compensation	659,913	1,630,677
Amortization on right-of-use assets	153,518	257,889
Changes in operating assets and liabilities:
Prepaid expenses and deposits	6,336	288,409
Related party receivable	(1,000,000)	—
Other receivables	1,319,118	(1,948)
Accounts payable and accrued expenses	(250,017)	(3,953,976)
Related party deferred revenue	(2,500,000)	—
Deferred revenue	—	(964,322)
Lease liability	(127,803)	(148,614)
Net cash used in operating activities	(5,888,295)	(12,226,062)
Cash Flows from Investing Activities:
Purchase of property and equipment	(112,608)	(826,583)
Purchase of construction in progress	—	(1,625,605)
Net cash used in investing activities	(112,608)	(2,452,188)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	619,974	—
Net cash provided by financing activities	619,974	—
Net decrease in cash and cash equivalents	(5,380,929)	(14,678,250)

Cash and cash equivalents at beginning of the period	11,782,172	43,497,331
Cash and cash equivalents at end of the period	$6,401,243	$28,819,081

	For the Three Months Ended
	March 31, 2023
	2023	2022
Supplemental schedule of non-cash financing and investing activities:
Capital expenditures included in accounts payable	$141,979	$2,328,499
Issuance of common stock as commitment fee for future financing	$180	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Reverse Stock Split

On January 26, 2023, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock (the “Reverse Stock Split”) and a corresponding reduction in the total number of authorized shares of its common stock from 300,000,000 to 30,000,000. The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on May 24, 2022, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on January 26, 2023. The Reverse Stock Split was effective on January 26, 2023. All references to common stock, warrants to purchase common stock, options to purchase common stock, share data, per share data and related information contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the effect of the Reverse Stock Split for all periods presented. Payment for fractional shares resulting from the reverse stock split amounted to $394.80.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any future interim period. The condensed consolidated balance sheet at March 31, 2023 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s annual report on Form 10-K filed on March 22, 2023.

NOTE 3: LIQUIDITY, GOING CONCERN AND FINANCIAL CONDITION

As of March 31, 2023, the Company had cash and cash equivalents of approximately $6.4 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million.

Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. The shelf registration statement on Form S-3 includes a prospectus supplement covering the offering up to $9.87 million of shares of common stock over the 12 months ending March 22, 2024 pursuant to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the registration statement, and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and the Company has provided each of the Sales Agents with indemnification and contribution rights. During the three months ended March 31, 2023, the Company sold 200,261 shares of its common stock under the ATM Agreement for proceeds of $0.6 million.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company’s Phase 2 clinical trial of its lead multiTAA-specific T cell product MT-401. The CPRIT award is intended to support the adjuvant arm of the Company’s Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group. To date, the Company has received $4.8 million of funds from the CPRIT grant. The Company recorded $1.1 million of grant income related to the CPRIT grant as revenue for the three months ended March 31, 2023.

In April 2022, the Company entered into a binding services agreement (the “Agreement”), effective April 12, 2022 (see Note 9), with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf, therefore Wilson Wolf is a related party. Wilson Wolf is in the business of creating products and services intended to simplify and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million. For the three-month period ending March 31, 2023, the Company recognized the final $2.5 million of revenue pursuant to this Agreement. Additionally, pursuant to the Agreement, Wilson Wolf agreed to pay the Company an additional $1.0 million because the Company achieved the agreed milestone of completing the services within one year from the onset of the Agreement. As such, the Company recorded an additional $1.0 million of service fee revenue during the three months ended March 31, 2023, with a corresponding $1.0 million related party receivable on its condensed consolidated balance sheet as of March 31, 2023. The Company received the $1.0 million payment in May 2023.

In September 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. The Company recorded $0.1 million of grant income related to the FDA grant as revenue for the three months ended March 31, 2023.

In December 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which provides that, upon the terms and subject to the conditions of the agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of its common stock (“the Purchase Shares”) from time to time over a 24-month term, at a variable price with certain market-based terms as defined in the Purchase Agreement. The Purchase Agreement does not exhibit any of the characteristics for liability classification under ASC Topic 480, Distinguishing Liabilities from Equity. Instead, the purchase agreement is indexed to the Company’s own stock under ASC Subtopic 815-40, Contracts in Entity’s Own Equity, and classified as equity. In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million. During the three months ended March 31, 2023, the Company sold 12,500 shares of its common stock under the Purchase Agreement for proceeds of approximately $33,000.

In March 2023, the Company signed an agreement with AlloVir, Inc. in which Marker will provide services for AlloVir’s long range process development and scale optimization. Under the terms of this agreement, Marker will receive total compensation in the amount of $0.4 million, estimated to be fully earned by the end of quarter ended September 30, 2023. As of March 31, 2023, the Company did not receive any funds from the Allovir agreement. The Company anticipates that the Allovir agreement will be a Purchased Asset under the Cell Ready Agreement.

In May 2023, the Company entered into a purchase agreement (the “Cell Ready Agreement”) with Cell Ready, LLC (“Cell Ready”), pursuant to which the Company will (i) assign to Cell Ready the leases for the Company’s two manufacturing facilities in Houston, Texas (the “Manufacturing Facilities”), (ii) sell to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assign to Cell Ready its rights, title and interest in the Company’s Master Services Agreement for Product Supply,

dated April 7, 2023, by and between the Company, Cell Ready and Indapta Therapeutics, Inc., as well as its rights, title and interest in any contracts related to the equipment and Manufacturing Facilities (collectively, the “Purchased Assets”). Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Cell Ready, therefore Cell Ready is a related party. Pursuant to the Cell Ready Agreement, Cell Ready will acquire the Purchased Assets for total consideration of approximately $19.0 million. In connection with the purchase of the Manufacturing Facilities, Cell Ready also intends to extend offers of employment to approximately 50 of the Company’s employees currently employed in its manufacturing, development, quality and regulatory affairs functions. The Cell Ready Agreement contains representations, warranties and covenants of the Company and Cell Ready that are customary for a transaction of this nature. The transaction is expected to close on June 26, 2023, subject to the satisfaction of customary closing conditions.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of March 31, 2023 will enable the Company to fund its operating expenses and capital expenditure requirements into the third quarter of 2023. Such estimate does not include receipt of the approximately $19.0 million in connection with the closing of the Cell Ready Agreement, which is expected on June 26, 2023, subject to the satisfaction of customary closing conditions, and related anticipated cost savings. In an effort to further preserve the Company’s working capital, the Company’s employees took a portion of their 2022 earned bonus in the form of equity in lieu of cash.

The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

●	initiates or continues clinical trials of its product candidates;
●	continues the research and development of its product candidates and seeks to discover additional product candidates;
●	seeks regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintains and enforces intellectual property rights;
●	establishes sales, marketing and distribution infrastructure and establishes third-party manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluates strategic transactions the Company may undertake; and
●	enhances operational, financial and information management systems and hires additional personnel, including personnel to support development of product candidates and, if a product candidate is approved, commercialization efforts.

The Company has no sources of revenue to provide incoming cash flows to sustain its future operations. As outlined above, its ability to pursue its planned business activities is dependent upon its successful efforts to raise additional capital.

These factors raise substantial doubt regarding its ability to continue as a going concern. The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which implies that it will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should it be unable to continue as a going concern.

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

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

New Accounting Standards

From time to time, new accounting pronouncements are issued by Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its consolidated financial position or results of operations upon adoption.

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 22, 2023.

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

The following table sets forth the computation of net loss per share for the three months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss	$(4,967,576)	$(9,910,508)

Denominator:
Weighted average common shares outstanding	8,721,031	8,310,765

Net loss per share:
Basic and diluted	$(0.57)	$(1.19)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,
	2023	2022
Common stock options	1,297,000	938,900
Common stock purchase warrants	1,848,000	1,983,000
Potentially dilutive securities	3,145,000	2,921,900

NOTE 6: PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2023 and December 31, 2022, respectively:

		March 31,	December 31,
	Estimated Useful Lives	2023	2022
Lab and manufacturing equipment	5 Years	$12,020,000	$11,824,000
Computers, equipment and software	3-5 Years	900,000	899,000
Office furniture	5 Years	924,000	924,000
Leasehold improvements	Lesser of lease term or estimated useful life	3,950,000	3,950,000
Total		17,794,000	17,597,000
Less: accumulated depreciation		(6,092,000)	(5,274,000)
Total fixed assets, net		$11,702,000	$12,323,000

Depreciation expense for the three months ended March 31, 2023 and 2022 was approximately $0.8 million and $0.6 million, respectively.

$142,000 of property and equipment transactions are included in accounts payable and accrued liabilities as of March 31, 2023.

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

As of March 31, 2023, the Company had total operating lease liabilities of approximately $7.5 million and right-of-use assets of approximately $5.3 million, which were included in the condensed consolidated balance sheet.

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

The following summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended
	March 31,
	2023	2022
Operating lease expense summary:
Operating lease expense	258,000	425,000
Short-term lease expense	26,000	3,000
Variable lease expense	109,000	179,000
Total	$393,000	$607,000

	For the Three Months Ended
	March 31,
	2023	2022
Other information:
Operating cash flows - operating leases	$232,000	$316,000

The weighted-average remaining lease term as of March 31, 2023 and December 31, 2022 was approximately 7.3 years and 7.5 years, respectively. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2023 and December 31, 2022 was approximately 5.5%, respectively.

Maturities of our operating leases, excluding short-term leases, are as follows:

Nine months ending December 31, 2023	751,000
Year ending December 31, 2024	1,254,000
Year ending December 31, 2025	1,290,000
Year ending December 31, 2026	1,177,000
Year ending December 31, 2027	1,163,000
Thereafter	3,590,000
Total	9,225,000
Less present value discount	(1,736,000)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2023	$7,489,000

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of March 31, 2023 and December 31, 2022, respectively:

	March 31,	December 31,
	2023	2022
Accounts payable	$2,863,000	$1,612,000
Compensation and benefits	454,000	1,779,000
Process development expenses	329,000	342,000
Professional fees	598,000	558,000
Arbitration settlement fees	—	114,000
Other	295,000	300,000
Total accounts payable and accrued liabilities	$4,539,000	$4,705,000

NOTE 9: RELATED PARTY RECEIVABLE AND RELATED PARTY DEFERRED REVENUE

In April 2022, the Company entered into a binding services agreement, effective April 12, 2022, with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf. Wilson Wolf is in the business of creating products and services intended to simplify and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the Services Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million, as consideration for certain training and research services allocated as follows:

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

The Company recognizes related party revenue over time in accordance with Accounting Standard Codification, or ASC, 606 Revenue from Contracts with Customers, as each of the training and/or research services are provided to Wilson Wolf. Revenue is recognized, using an output method based on progress toward satisfaction of the performance obligations. Additionally, in accordance with the spirit of the standard expressed in ASC 606-50-1, the timing of the revenue recognition is expected to be approximately 12 months.

For the three-month period ending March 31, 2023, the Company recognized the final $2.5 million of revenue pursuant to this $8.0 million agreement and at March 31, 2023, the Company had no related party deferred revenue on its condensed consolidated balance sheet.

Additionally, pursuant to the Agreement, Wilson Wolf agreed to pay the Company an additional $1.0 million because the Work Direction was completed within one year from the onset of the Agreement, achieving the agreed milestone. As such, the Company recorded an additional $1.0 million of service fee revenue during the three months ended March 31, 2023, with a corresponding $1.0 million related party receivable on its condensed consolidated balance sheet as of March 31, 2023. The Company received the $1.0 million payment in May 2023.

NOTE 10: STOCKHOLDERS’ EQUITY

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

Common Stock Transactions

Issuance of Stock Pursuant to ATM Agreement

During the three months ended March 31, 2023, the Company sold 200,261 shares of its common stock under the ATM Agreement for proceeds of $0.6 million.

Stock Purchase Agreement

In December 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions of the agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of its common stock (the “Purchase Shares”) from time to time over a 24-month term, at a variable price with certain market-based terms as defined in the Purchase Agreement. The Purchase Agreement does not exhibit any of the characteristics for liability classification under ASC Topic 480, Distinguishing Liabilities from Equity. Instead, the purchase agreement is indexed to the Company’s own stock under ASC Subtopic 815-40, Contracts in Entity’s Own Equity, and classified as equity. In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million. During the three months ended March 31, 2023, the Company sold 12,500 shares of its common stock under the Purchase Agreement for proceeds of approximately $33,000.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of March 31, 2023 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2023	1,848,000	$44.51	0.79	$—
Expired or cancelled	—	—	—	—
Balance - March 31, 2023	1,848,000	$44.51	0.55	$—

NOTE 11: STOCK-BASED COMPENSATION

Stock Options

2022 Equity Incentive Awards

On February 27, 2023, pursuant to the Company’s 2020 Equity Incentive Plan, the compensation committee of the Company’s board of directors approved a total of 316,855 options to purchase the Company’s common stock as equity-based incentive awards to the Company’s executive officers and management team. Each option award was granted with an exercise price of $2.14 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on February 27, 2023, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such executive officer’s continued service on the applicable vesting date. Additionally, on February 27, 2023, the compensation committee of the Company’s board of directors approved a total of 87,677 options to purchase the Company’s common stock to non-executive employees and management team of the Company as equity-based incentive awards. Each option award was granted with an exercise price of $2.14 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on February 27, 2023, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such employee’s continued service on the applicable vesting date.

The above awards were in addition to 7,000 stock option awards issued during the three months ended March 31, 2023 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $2.769 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on January 3, 2022, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

A summary of the Company’s stock option activity for the three months ended March 31, 2023 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of January 1, 2023	886,173	$42.90	$—	7.3
Granted	411,532	2.15	—	9.9
Canceled/Expired	(1,000)	—	—	—
Outstanding as of March 31, 2023	1,296,705	$29.98	$—	8.0
Options vested and exercisable	604,335	$56.39	$—	6.5

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the three months ended March 31, 2023 was as follows:

For the Three Months Ended
March 31, 2023
Exercise price	$2.15
Expected term (years)	6.0
Expected stock price volatility	90%
Risk-free rate of interest	4%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended
	March 31,
	2023	2022
Stock Compensation expenses:
Research and development	$408,000	$878,000
General and administrative	252,000	753,000
Total stock compensation expenses	$660,000	$1,631,000

As of March 31, 2023, the total stock-based compensation cost related to unvested awards not yet recognized was $3.5 million. The expected weighted average period compensation costs to be recognized was approximately 2.0 years. Future option grants will impact the compensation expense recognized.

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

The Company recorded $1.2 million of grant income related to the CPRIT grant as revenue for the three months ended March 31, 2023.

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. The Company recorded $1.2 million of grant income related to the FDA grant as revenue for the three months ended March 31, 2023.

NOTE 13: LEGAL PROCEEDINGS

From time to time, the Company may be party to ordinary, routine litigation incidental to their business. The Company knows of no material, active or pending legal proceedings against the Company, nor is the Company involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of the Company’s directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest. The Company is not currently a party to any material legal proceedings, and the Company is not aware of any pending or threatened legal proceeding against it that it believes could have an adverse effect on its business, operating results or financial condition.

NOTE 14: RELATED PARTY EXPENSES

The following table sets forth related party transaction expenses recorded for the three months ended March 31, 2023 and 2022, respectively.

	For the Three Months Ended
	March 31,
	2023	2022
Baylor College of Medicine	$11,000	$856,000
Bio-Techne Corporation	—	101,000
Wilson Wolf Manufacturing Corporation	204,000	55,000
Total Research and development	$215,000	$1,012,000

$97,400 of related party transactions are included in accounts payable and accrued liabilities as of March 31, 2023.

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

NOTE 15: SUBSEQUENT EVENTS

The Cell Ready Agreement

In May 2023, the Company entered into a purchase agreement (the “Cell Ready Agreement”) with Cell Ready, LLC (“Cell Ready”), pursuant to which the Company will (i) assign to Cell Ready the leases for the Company’s two manufacturing facilities in Houston, Texas (the “Manufacturing Facilities”), (ii) sell to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assign to Cell Ready its rights, title and interest in the Company’s Master Services Agreement for Product Supply, dated April 7, 2023, by and between the Company, Cell Ready and Indapta Therapeutics, Inc., as well as its rights, title and interest in any contracts related to the equipment and Manufacturing Facilities (collectively, the “Purchased Assets”). Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Cell Ready.

Pursuant to the Cell Ready Agreement, Cell Ready will acquire the Purchased Assets for total consideration of approximately $19.0 million. In connection with the purchase of the Manufacturing Facilities, Cell Ready also intends to extend offers of employment to approximately 50 of the Company’s employees currently employed in its manufacturing, development, quality and regulatory affairs functions.

The Cell Ready Agreement contains representations, warranties and covenants of the Company and Cell Ready that are customary for a transaction of this nature. The transaction is expected to close on June 26, 2023, subject to the satisfaction of customary closing conditions.

Chief Executive Officer Change

On April 27, 2023, the Board appointed Juan Vera as the Company’s President and Chief Executive Officer, effective Peter Hoang’s resignation effective May 1, 2023.

There are no family relationships between Mr. Vera and any of the Company’s current or former directors or executive officers. The Company is party to a services agreement with AlloVir, Inc. (“AlloVir”), pursuant to which the Company provides AlloVir with development services. Mr. Vera serves on the board of directors of AlloVir. During the term of the services agreement, the Company and AlloVir may prepare work orders setting forth services to be provided by the Company. AlloVir has a $400,000 work order under the services agreement for long range process development and scale optimization services.

The Company estimates that the severance costs related to the departure of Mr. Hoang will total approximately $0.4 million and will be recorded and paid in the second quarter of 2023.

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

We licensed the underlying technology for multiTAA-specific T cell therapy from The Baylor College of Medicine, or BCM, in March 2018. BCM had utilized the therapy in seven exploratory clinical trials. In these studies, BCM treated over 170 patients suffering from a variety of cancers including lymphoma, multiple myeloma, acute myeloid leukemia, acute lymphoblastic leukemia, pancreatic cancer, breast cancer and various sarcomas. In those studies, BCM saw evidence of clinical benefit, expansion of infused cells, epitope spreading, and decreased toxicity compared to other cellular therapies.

We are advancing three product candidates as part of our multiTAA-specific T cell program for:

1.	autologous treatment of lymphoma, and selected solid tumors
2.	allogeneic T cells for the treatment of acute myeloid leukemia, or AML
3.	off-the-shelf products in various indications

Our current clinical development programs are:

●	MT-401 for the treatment of post-transplant AML
●	MT-401-OTS for the treatment of AML
●	MT-601 for the treatment of pancreatic cancer
●	MT-601 for the treatment of lymphoma

We are currently undertaking a strategic review of our clinical development programs, including with respect to clinical trial initiation and readout guidance, and look forward to providing an update once completed.

We believe that the simplicity of our manufacturing process allows additional modifications to expand multiTAA-specific T cell recognition of cancer targets. In May 2023, we entered into a purchase agreement with Cell Ready, LLC with respect to our manufacturing facility and certain related assets. See “—Recent Developments.”

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below:

Recent Developments

On May 1, 2023, we entered into a purchase agreement, or the Cell Ready Agreement, with Cell Ready, LLC, or Cell Ready, pursuant to which we will (i) assign to Cell Ready the leases for our two manufacturing facilities in Houston, Texas, or the Manufacturing Facilities, (ii) sell to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assign to Cell Ready our rights, title and interest in our Master Services Agreement for Product Supply, dated April 7, 2023, or the Indapta Agreement, by and between the Company, Cell Ready and Indapta Therapeutics, Inc., or Indapta, as well as our rights, title and interest in any contracts related to the equipment and Manufacturing Facilities, collectively, the Purchased Assets. Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Cell Ready.

Pursuant to the Cell Ready Agreement, Cell Ready will acquire the Purchased Assets for total consideration of approximately $19.0 million. In connection with the purchase of the Manufacturing Facilities, Cell Ready also intends to extend offers of employment to approximately 50 of our employees currently employed in our manufacturing, development, quality and regulatory affairs functions.

The Cell Ready Agreement contains representations, warranties and covenants of the Company and Cell Ready that are customary for a transaction of this nature. The transaction is expected to close on June 26, 2023, subject to the satisfaction of customary closing conditions.

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

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31, 2023
	2023	2022	Change
Revenues:
Grant income	$1,234,000	$964,000	$270,000	28%
Related partry service revenue	3,500,000	—	3,500,000	100%
Total revenues	4,734,000	964,000	3,770,000	391%
Operating expenses:
Research and development	7,271,000	7,026,000	245,000	3%
General and administrative	2,516,000	3,733,000	(1,217,000)	(33)%
Total operating expenses	9,787,000	10,759,000	(972,000)	(9)%
Loss from operations	(5,052,000)	(9,795,000)	4,743,000	(48)%
Other income (expense):
Arbitration settlement	—	(119,000)	119,000	(100)%
Interest income	85,000	3,000	82,000	2,733%
Net loss	$(4,968,000)	$(9,911,000)	$4,943,000	(50)%

Net loss per share, basic and diluted	$(0.57)	$(1.19)	$0.62	(52)%

Weighted average number of common shares outstanding	8,721,000	8,311,000	410,000	5%

Revenue

We did not generate any revenue during the three months ended March 31, 2023 and 2022, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401. During the three months ended March 31, 2023, we recognized $1.1 million of revenue associated with the CPRIT grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support our Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. During the three months ended March 31, 2023, we recognized $0.1 million of revenue associated with the FDA grant.

In April 2022, we entered into a binding services agreement with Wilson Wolf Manufacturing Corporation. Or Wilson Wolf. Wilson Wolf is in the business of creating products and services intended to simplify and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society. Pursuant to the agreement, Wilson Wolf made a cash payment to us in the amount of $8.0 million, as consideration for certain training and research services. During the three-month period ending March 31, 2023, we recognized the final $2.5 million of revenue pursuant to this $8.0 million agreement. Additionally, pursuant to the Agreement, Wilson Wolf agreed to pay us an additional $1.0 million because we achieved the agreed milestone of completing the Work Direction, which included certain CAR T and TCR G-Rex optimization work under the direction of Wilson Wolf, within one year from the onset of the Agreement. As such, we recorded an additional $1.0 million of service fee revenue during the three months ended March 31, 2023, with a corresponding $1.0 million related party receivable on our condensed consolidated balance sheet as of March 31, 2023. We received the $1.0 million payment in May 2023.

Operating Expenses

Operating expenses incurred during the three months ended March 31, 2023 were $9.8 million compared to $10.8 million during the three months ended March 31, 2022.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 3% to $7.3 million for the three months ended March 31, 2023, compared to $7.0 million for the three months ended March 31, 2022.

The increase of $0.3 million in 2023 was primarily attributable to the following:

●	increase of $0.6 million in process development expenses,
●	increase of $0.1 million in headcount-related expenses,
●	increase of $0.3 million in depreciation expenses,
●	increase of $0.2 million in professional and consulting fees,
●	increase of $0.2 million in clinical trial expenses, offset by
●	decrease of $0.3 million in stock-based compensation expenses, and
●	decrease of $0.8 million in sponsored research expenses from BCM agreements.

General and Administrative Expenses

General and administrative expenses decreased by 33% to $2.5 million for the three months ended March 31, 2023, compared to $3.7 million for the three months ended March 31, 2022.

The decrease of $1.2 million in 2023 was primarily attributable to the following:

●	decrease of $0.6 million in stock-based compensation expenses,
●	decrease of $0.3 million in headcount-related expenses,
●	decrease of $0.1 million in professional fees, and
●	decrease of $0.2 million in rent and utilities expenses.

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

Interest Income

Interest income was $0.1 million and $3,000 for the three months ended March 31, 2023 and 2022, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

The decrease in our net loss during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was due to the timing of process development expenses, lower costs associated with our BCM clinical supplies agreement and higher grant income, offset by the continued expansion of our research and development activities, increased expenses relating to future clinical trials, and the overall growth of our corporate infrastructure. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our multiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash and cash equivalents and working capital as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$6,401,000	$11,782,000
Working capital	$5,709,000	$8,837,000

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(5,888,000)	$(12,226,000)
Investing activities	(113,000)	(2,452,000)
Financing activities	620,000	—
Net decrease in cash and cash equivalents	$(5,381,000)	$(14,678,000)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was $5.9 million compared to $12.2 million for the same period last year.

Net cash used in operating activities during the three months ended March 31, 2023 was $5.9 million. The changes in cash flow from operating activities during the three months ended March 31, 2023 were due to $5.0 million of net losses and a $2.6 million decrease from changes in operating assets and liabilities. This was in addition to $0.7 million of stock-based compensation, $0.8 million of depreciation expense and $0.2 million right-of-use asset amortization and lease liability accretion.

Net cash used in operating activities during the three months ended March 31, 2022 was $12.2 million. The changes in cash flow from operating activities during the three months ended March 31, 2022 were due to $9.9 million of net losses and a $4.8 million decrease from changes in operating assets and liabilities. This was in addition to $1.6 million of stock-based compensation, $0.6 million of depreciation expense and $0.3 million right-of-use asset amortization and lease liability accretion.

Investing Activities

Net cash used in investing activities was $0.1 million for the purchase of property and equipment during the three months ended March 31, 2023.

Net cash used in investing activities was $2.5 million for the purchase of property and equipment and construction in progress related to our manufacturing facility during the three months ended March 31, 2022.

Financing Activities

Net cash provided by financing activities was $0.6 million during the three months ended March 31, 2023, due to sales of common stock under the ATM Agreement and the Lincoln Park Purchase Agreement (as defined below).

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

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support our Phase 2 clinical trial of MT-401. The CPRIT award is intended to support the adjuvant arm of the Company’s Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group. To date, we have received $4.8 million of funds from the CPRIT grant.

In April 2022, we entered into a binding services agreement with Wilson Wolf, pursuant to which Wilson Wolf made a cash payment to the Company in the amount of $8.0 million at the time of execution of the agreement. Further, we earned an additional $1.0 million upon the achievement of certain milestones, which was recorded during the three months ended March 31, 2023.

In September 2022, we received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support our Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. In March 2023, we received $0.1 million of funds from the FDA grant. To date, we have received $0.2 million of funds from the FDA grant.

In March 2023, we signed an agreement with AlloVir, Inc. in which we will provide services for AlloVir’s long range process development and scale optimization. Under the terms of this agreement, we will receive total compensation in the amount of $400,000, estimated to be fully earned by the end of the third quarter in 2023. To date, we have not received any funds from the Allovir agreement. The Company anticipates that the Allovir agreement will be a Purchased Asset under the Cell Ready Agreement.

In April 2023, we signed the Indapta Agreement, pursuant to which provided services to Indapta. Under a work order of that agreement, now complete, we received approximately $0.8 million for the services rendered.

In May 2023, we entered into the Cell Ready Agreement with Cell Ready, pursuant to which we will (i) assign to Cell Ready the Manufacturing Facilities, (ii) sell to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assign to Cell Ready our rights, title and interest in the Indapta Agreement, as well as our rights, title and interest in any contracts related to the equipment and Manufacturing Facilities, collectively, the Purchased Assets. Pursuant to the Cell Ready Agreement, Cell Ready will acquire the Purchased Assets for total consideration of approximately $19.0 million. In connection with the purchase of the

Manufacturing Facilities, Cell Ready also intends to extend offers of employment to approximately 50 of our employees currently employed in our manufacturing, development, quality and regulatory affairs functions. We expect to close this transaction on June 26, 2023.

As of March 31, 2023, we had working capital of $5.6 million, compared to working capital of $8.8 million as of December 31, 2022. Based on our revised clinical and research and development plans and our revised timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2023. Such estimate does not include receipt of the approximately $19.0 million in connection with the closing of the Cell Ready Agreement, which is expected on June 26, 2023, subject to the satisfaction of customary closing conditions, and related anticipated cost savings. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

ATM Agreement

In August 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which we can offer and sell, from time to time at our sole discretion through the Sales Agents, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. The shelf registration statement on Form S-3 includes a prospectus supplement covering the offering up to $9.87 million of shares of common stock over the 12 months ending March 22, 2024 pursuant to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the registration statement, and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the three months ended March 31, 2023, we sold 200,261 shares of our common stock under the ATM Agreement for proceeds of $0.6 million.

Stock Purchase Agreement

In December 2022, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of our common stock (the “Purchase Shares”) from time to time over a 24-month term, at a variable price with certain market-based terms as defined in the Purchase Agreement. The Purchase Agreement does not exhibit any of the characteristics for liability classification under ASC Topic 480, Distinguishing Liabilities from Equity. Instead, the purchase agreement is indexed to the Company’s own stock under ASC Subtopic 815-40, Contracts in Entity’s Own Equity, and classified as equity. In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million. During the three months ended March 31, 2023, we sold 12,500 shares of our common stock under the Purchase Agreement for proceeds of approximately $33,000.

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

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.         Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our Chief Executive Officer and our Chief Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

(b)Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.         Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on March 12, 2023. There have been no material changes to the risk factors described in that report, other than as described below.

The announcement and pendency of the transaction with Cell Ready could adversely affect our business, financial condition, results and operations.

In May 2023, we entered into the Cell Ready Agreement with Cell Ready, pursuant to which we will (i) assign to Cell Ready the Manufacturing Facilities, (ii) sell to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assign to Cell Ready our rights, title and interest in the Indapta Agreement, as well as our rights, title and interest in any contracts related to the equipment and Manufacturing Facilities, collectively, the Purchased Assets for total consideration of approximately $19.0 million. In connection with the purchase of the Manufacturing Facilities, Cell Ready also intends to extend offers of employment to approximately 50 of our employees currently employed in our manufacturing, development, quality and regulatory affairs functions.

The announcement and pendency of the Cell Ready transaction could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, financial condition, results and operations, regardless of whether the Cell Ready transaction is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the Cell Ready transaction:

●	the diversion of significant management time and resources towards the completion of the Cell Ready transaction;

●	the impairment of our ability to attract, retain, and motivate key personnel, including our senior management, and particularly those employees to whom employment offers will be extended by Cell Ready;

●	difficulties maintaining relationships with customers, suppliers, and other business partners;

●	the inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the Cell Ready Agreement that we conduct our business in the ordinary course and not engage in certain kinds of transactions prior to the completion of the Cell Ready transaction; and

●	litigation relating to the Cell Ready transaction and the costs and distractions related thereto.

The Cell Ready transaction may not be completed within the expected timeframe, or at all, and the failure to complete the Cell Ready transaction could adversely affect our business and the market price of our common stock.

The completion of the Cell Ready transaction is subject to a number of conditions, as set forth in the Cell Ready Agreement. None of us can predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Cell Ready transaction, if the Cell Ready transaction is not consummated. Failure to complete the Cell Ready transaction could adversely affect our business and the market price of our common stock in a number of ways, including the following:

●	if the Cell Ready transaction is not completed, the share price of our common stock will change to the extent that the current market price of our stock reflects an assumption that the Cell Ready transaction will be completed;

●	we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Cell Ready transaction, including with respect to the Indapta agreement, for which we may receive little or no benefit if the Cell Ready transaction is not completed. Many of these fees and costs will be payable by us even if the Cell Ready transaction is not completed and may relate to activities that we would not have undertaken other than to complete the Cell Ready transaction; and

●	a failed Cell Ready transaction may result in negative publicity and a negative impression of us in the investment community.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the three months ended March 31, 2023.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

Juan Vera Option Grant

As previously disclosed in our Current Report on Form 8-K dated May 1, 2023, or the Prior 8-K, on April 27, 2023, our board of directors appointed Juan Vera as our President and Chief Executive Officer, effective as May 1, 2023. As of the filing of the Prior 8-K, and as of the date of this report, the compensation committee of our board of directors and our board of directors had not yet finalized the employment terms and compensation of Mr. Vera in connection with his appointment as President and Chief Executive Officer.

On May 10, 2023, our board of directors approved a one-time share option grant of 100,000 shares of the our common stock to Mr. Vera. The option has a term of ten years and will vest in equal annual installments on May 10, 2024, May 10, 2025, May 10, 2026 and May 10, 2027, subject to Mr. Vera’s continued service to the Company as of the applicable vesting date.

Item 6.         Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.1.1	Certificate of Amendment to Certificate of Incorporation.	8-K	001-37939	3.1	5/27/2022

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37939	3.1	1/26/2023

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

10.1	Separation Agreement between Marker Therapeutics, Inc. and Peter Hoang dated as of April 27, 2023.					X

10.2#	Purchase Agreement between Cell Ready, LLC and Marker Therapeutics, Inc., dated May 1, 2023					X

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

101.DEF - XBRL Taxonomy Extension Definition Linkbase Document

101.LAB - XBRL Taxonomy Extension Label Linkbase Document

101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

104        - Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith).

*

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-Q), irrespective of any general incorporation language contained in such filing.

#	Certain schedules to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the SEC upon request.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2023

MARKER THERAPEUTICS, INC.

/s/ Juan Vera
Juan Vera
President, Chief Executive Officer and Principal Executive Officer

/s/ Michael J. Loiacono
Michael J. Loiacono
Chief Accounting Officer and Principal Financial and Accounting Officer