Form 10-Q
period 2023-06-30
Marker Therapeutics, Inc.
filed 2023-08-14
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2023

☐   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

MARKER THERAPEUTICS, INC.

(Name of registrant in its charter)

DELAWARE	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9350 Kirby Drive, Suite 300 Houston, Texas	77054
(Address of principal executive offices)	(Zip Code)

(713) 400-6400
(Issuer’s telephone number)

4551 Kennedy Commerce Drive, Houston, Texas, 77032
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

As of August 8, 2023, the Company had 8,809,260 shares of common stock issued and outstanding.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$18,122,086	$11,782,172
Prepaid expenses and deposits	2,087,462	1,849,239
Other receivables	1,746,100	2,402,004
Current assets of discontinued operations	—	585,840
Total current assets	21,955,648	16,619,255
Non-current assets of discontinued operations	—	17,802,929
Total assets	$21,955,648	$34,422,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,660,616	$2,521,193
Current liabilities of discontinued operations	260,280	5,260,616
Total current liabilities	2,920,896	7,781,809
Non-current liabilities of discontinued operations	—	7,039,338
Total liabilities	2,920,896	14,821,147

Stockholders’ equity:
Preferred stock - $0.001 par value, 5 million shares authorized and 0 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 8.8 million and 8.4 million shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	8,799	8,406
Additional paid-in capital	449,526,789	447,641,680
Accumulated deficit	(430,500,836)	(428,049,049)
Total stockholders’ equity	19,034,752	19,601,037

Total liabilities and stockholders’ equity	$21,955,648	$34,422,184

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

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Grant income	$762,658	$790,508	$1,996,995	$1,754,830
Total revenues	762,658	790,508	1,996,995	1,754,830
Operating expenses:
Research and development	2,377,993	2,923,877	5,754,492	6,194,241
General and administrative	2,518,725	3,135,168	4,686,044	6,486,465
Total operating expenses	4,896,718	6,059,045	10,440,536	12,680,706
Loss from operations	(4,134,060)	(5,268,537)	(8,443,541)	(10,925,876)
Other income (expenses):
Arbitration settlement	—	—	—	(118,880)
Interest income	35,080	35,786	119,734	38,902
Loss from continuing operations	(4,098,980)	(5,232,751)	(8,323,807)	(11,005,854)
Discontinued operations:
Loss from discontinued operations before income taxes	(2,179,657)	(4,011,437)	(2,922,406)	(8,148,842)
Gain on disposal of discontinued operations	8,794,426	—	8,794,426	—
Income (loss) from discontinued operations	6,614,769	(4,011,437)	5,872,020	(8,148,842)
Net income (loss)	$2,515,789	$(9,244,188)	$(2,451,787)	$(19,154,696)

Net earnings (loss) per share, basic and diluted:
Loss from continuing operations	$(0.47)	$(0.63)	$(0.95)	$(1.32)
Income (loss) from discontinued operations	$0.75	$(0.48)	$0.67	$(0.98)
Net earnings (loss) per share	$0.29	$(1.11)	$(0.28)	$(2.30)

Weighted average number of common shares outstanding,
Basic and diluted	8,798,956	8,359,205	8,760,209	8,335,119

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

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended June 30, 2023
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2023	8,798,829	$8,799	$448,921,174	$(433,016,625)	$15,913,348
Issuance of common stock from exercise of stock options	344	—	736	—	736
Stock-based compensation	—	—	604,879	—	604,879
Net income	—	—	—	2,515,789	2,515,789
Balance at June 30, 2023	8,799,173	8,799	449,526,789	(430,500,836)	19,034,752

	For the Six Months Ended June 30, 2023
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2023	8,405,771	$8,406	$447,641,680	$(428,049,049)	$19,601,037
Issuance of common stock for cash	212,761	213	619,761	—	619,974
Issuance of common stock as commitment fee for future financing	180,410	180	(180)	—	—
Issuance of common stock from exercise of stock options	344	—	736	—	736
Stock-based compensation	—	—	1,264,792	—	1,264,792
Net loss	—	—	—	(2,451,787)	(2,451,787)
Fractional shares adjustment due to reverse split	(113)	—	—	—	—
Balance at June 30, 2023	8,799,173	8,799	449,526,789	(430,500,836)	19,034,752

	For the Three Months Ended June 30, 2022
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2022	8,345,119	$8,345	$443,726,282	$(408,028,863)	$35,705,764
Issuance common shares for cash, net	14,800	15	63,558	—	63,573
Stock-based compensation	—	—	1,501,124	—	1,501,124
Net loss	—	—	—	(9,244,188)	(9,244,188)
Balance at June 30, 2022	8,359,919	$8,360	$445,290,964	$(417,273,051)	$28,026,273

	For the Six Months Ended June 30, 2022
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2022	8,307,868	$8,308	$442,095,642	$(398,118,355)	$43,985,595
Issuance common shares for cash, net	14,800	15	63,558	—	63,573
Stock-based compensation	37,251	37	3,131,764	—	3,131,801
Net loss	—	—	—	(19,154,696)	(19,154,696)
Balance at June 30, 2022	8,359,919	$8,360	$445,290,964	$(417,273,051)	$28,026,273

On January 26, 2023, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(2,451,787)	$(19,154,696)
Less: gain (loss) from discontinued operations, net of tax	5,872,020	(8,148,842)
Net loss from continuing operations	(8,323,807)	(11,005,854)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	539,858	1,986,402
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(238,223)	(309,254)
Other receivables	655,904	(627,392)
Accounts payable and accrued expenses	197,030	(1,061,562)
Deferred revenue	—	(1,146,186)
Net cash used in operating activities - continuing operations	(7,169,238)	(12,163,846)
Net cash used in operating activities - discontinued operations	(5,775,680)	(856,922)
Net cash used in operating activities	(12,944,918)	(13,020,768)
Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities - discontinued operations	18,664,122	(4,718,428)
Net cash provided by (used in) investing activities	18,664,122	(4,718,428)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	619,974	63,573
Proceeds from stock options exercise	736	—
Net cash provided by financing activities	620,710	63,573
Net increase (decrease) in cash, cash equivalents and restricted cash (1)	6,339,914	(17,675,623)

Cash, cash equivalents and restricted cash at beginning of the period (1)	11,782,172	43,497,331
Cash and cash equivalents at end of the period	$18,122,086	$25,821,708

(1) As of June 30, 2022 and December 31, 2021, the Company had $0 and $1,146,186 of restricted cash, respectively.

	For the Six Months Ended
	June 30,
	2023	2022
Supplemental schedule of non-cash financing and investing activities:
Changes between assets and liabilities in discontinued operations	$141,979	$25,025
Issuance of common stock as commitment fee for future financing	$180	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Purchase Agreement With Cell Ready

On June 26, 2023, the Company completed the previously announced transaction with Cell Ready, LLC (“Cell Ready”) pursuant to a Purchase Agreement (the “Cell Ready Purchase Agreement), dated May 1, 2023, by and between the Company and Cell Ready. Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Cell Ready, therefore Cell Ready is a related party. Pursuant to the Cell Ready Purchase Agreement, effective as of the Closing Date, the Company (i) assigned to Cell Ready the leases for the Company’s two manufacturing facilities in Houston, Texas (the “Manufacturing Facilities”), (ii) sold to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assigned to Cell Ready its rights, title and interest in the Company's Master Services Agreement for Product Supply (the “MSA”), dated April 7, 2023, by and between the Company, Cell Ready and Indapta Therapeutics, Inc., as well as its rights, title and interest in any contracts related to the equipment and Manufacturing Facilities (collectively, the “Purchased Assets”).  Following the Closing Date, the Company and Cell Ready have agreed to enter into a long-term contract pursuant to which Cell Ready will perform a wide variety of services for the Company, including research and development, manufacturing, and regulatory activity in support of the Company’s clinical trials; however, the parties have not yet executed such agreement.  Cell Ready acquired the Purchased Assets for total consideration of $19.0 million. In connection with the purchase of the Manufacturing Facilities, Cell Ready also extended offers of employment to approximately 50 of the Company’s former employees in its manufacturing, development, quality and regulatory affairs functions.

The Purchased Assets constituted a significant disposition. Based upon the magnitude of the disposition and because the Company is exiting certain manufacturing operations, the disposition represents a significant strategic shift that will have a material effect on the Company’s operations and financial results. Accordingly, the assets sold meet the definition of a discontinued operation, as defined by Accounting Standards Codification 205-20 – Discontinued Operations, and prior comparative periods have been retrospectively adjusted to reflect the current presentation.

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

Organizational Restructuring

In May 2023 and June 2023, the Company implemented changes to its organizational structure as part of an operational cost reduction plan and reorganization plan due to the transaction with Cell Ready.  In connection with these changes, the Company reduced headcount, including the separation of its former Chief Executive Officer, Peter Hoang, in May 2023 and its former Chief Accounting Officer, Michael Loiacono in June 2023. During the second quarter of 2023, the Company recorded $0.9 million of severance and termination-related costs. The payments of these costs were completed in July of 2023.

Effective May 1, 2023, the Company’s board of directors appointed Dr. Vera as the Company’s Chief Executive Officer.

Effective June 30, 2023, the board of directors appointed Eliot M. Lurier as the Company’s Interim Chief Financial Officer. Mr. Lurier provides consulting services to the Company pursuant to a consulting agreement between the Company and Danforth Advisors, LLC and receives no compensation directly from the Company.

NOTE 2: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results (see Note 6 for information on discontinued operations).

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any future interim period. The condensed consolidated balance sheet at June 30, 2023 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s annual report on Form 10-K filed on March 22, 2023.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2023, the Company had cash and cash equivalents of approximately $18.1 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings.

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. The shelf registration statement on Form S-3 includes a prospectus supplement covering the offering up to $9.87 million of shares of common stock over the 12 months ending March 22, 2024 pursuant to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the registration statement, and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and the Company has provided each of the Sales Agents with indemnification and contribution rights. During the six months ended June 30, 2023, the Company sold 200,261 shares of its common stock under the ATM Agreement for proceeds of $0.6 million.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company’s Phase 2 clinical trial of its lead multiTAA-specific T cell product MT-401. The CPRIT award is intended to support the adjuvant arm of the Company’s Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group. To date, the Company has received $6.9 million of funds from the CPRIT grant. The Company recorded $0.7 million and $1.8 million of grant income related to the CPRIT grant as revenue for the three and six months ended June 30, 2023, respectively.

In September 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. The Company recorded $0.1 million and $0.2 million of grant income related to the FDA grant as revenue for the three and six months ended June 30, 2023, respectively.

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

In March 2023, the Company signed an agreement with AlloVir, Inc. (“Allovir”) in which Marker will provide services for AlloVirs’ long range process development and scale optimization. Under the terms of this agreement, Marker would have received total compensation in the amount of $0.4 million, estimated to have been fully earned by September 30, 2023.  As of June 30, 2023, the Company did not receive any funds from the Allovir agreement.  Additionally, the Allovir agreement was included as part of the Purchased Asset under the Cell Ready Agreement (defined below) and future compensation under the AlloVir agreement will be paid to Cell Ready.

As described in Note 1, on June 26, 2023, the Company completed the previously announced transaction with Cell Ready pursuant to the Cell Ready Purchase Agreement. Pursuant to the Cell Ready Purchase Agreement, effective as of the Closing Date, the Company (i) assigned to Cell Ready the leases for the Manufacturing Facilities, (ii) sold to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assigned to Cell Ready its rights, title and interest in the Company’s MSA, dated April 7, 2023, by and between the Company, Cell Ready and Indapta Therapeutics, Inc., as well as its rights, title and interest in any contracts related to the equipment and Manufacturing Facilities (collectively, the “Purchased Assets”).  Following the Closing Date, the Company and Cell Ready have agreed to enter into a long-term contract pursuant to which Cell Ready will perform a wide variety of services for the Company, including research and development, manufacturing, and regulatory activity in support of the Company’s clinical trials; however, the parties have not yet executed such agreement.  Cell Ready acquired the Purchased Assets for total consideration of $19.0 million. In connection with the purchase of the Manufacturing Facilities, Cell Ready also extended offers of employment to approximately 50 of the Company’s former employees in its manufacturing, development, quality and regulatory affairs functions.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of June 30, 2023 will enable the Company to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2025. Prior to the Cell Ready transaction, there was substantial doubt regarding the Company’s ability to continue as a going concern, which was alleviated by the proceeds from the transaction.

The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

●	initiates or continues clinical trials of its product candidates;
●	continues the research and development of its product candidates and seeks to discover additional product candidates;
●	seeks regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintains and enforces intellectual property rights;
●	enters into contract manufacturing arrangements with Cell Ready or other contract manufacturing organizations for clinical manufacturing supply;
●	establishes sales, marketing and distribution infrastructure and establishes third-party manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluates strategic transactions the Company may undertake; and
●	enhances operational, financial and information management systems and hires additional personnel, including personnel to support development of product candidates and, if a product candidate is approved, commercialization efforts.

The Company has no sources of revenue to provide incoming cash flows to sustain its future operations. As outlined above, its ability to pursue its long-term planned business activities is dependent upon its successful efforts to raise additional capital and grant income.

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

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Marker Cell Therapy, Inc. and GeneMax Pharmaceuticals Inc. – a dormant subsidiary that wholly owns GeneMax Pharmaceuticals Canada, Inc. All significant intercompany balances and transactions are eliminated upon consolidation (see Note 6 for information on discontinued operations).

Discontinued Operations

The Purchased Assets sold to Cell Ready pursuant to the Cell Ready Purchase Agreement constituted a significant disposition and as such, the Company concluded that the disposition of its Purchased Assets represented a strategic shift that had a major effect on its operations and financial results. Therefore, the Purchased Assets, related party revenue, service revenue and related expenses are classified as discontinued operations for all periods presented herein. See Note 6 for further information.

Modification of Stock Options

During the three and six months ended June 30, 2023, the Company recorded incremental stock-based compensation expense of $0.2 million pertaining to the modification of stock options in connection with the termination of certain employees, including individuals that were hired by Cell Ready. The modification provided for an acceleration of unvested options, resulting in $0.2 million in compensation expense that was immediately recognized, and is reflected in loss from discontinued operations.

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

The following table sets forth the computation of net loss per share for the three and six months ended June 30, 2023 and 2022, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Loss from continuing operations	$(4,098,980)	$(5,232,751)	$(8,323,807)	$(11,005,854)
Income (loss) from discontinued operations	$6,614,769	$(4,011,437)	$5,872,020	$(8,148,842)
Net income (loss)	$2,515,789	$(9,244,188)	$(2,451,787)	$(19,154,696)

Denominator:
Weighted average common shares outstanding, basic and diluted	8,798,956	8,359,205	8,760,209	8,335,119

Net loss per share, basic and diluted:
Loss from continuing operations	$(0.47)	$(0.63)	$(0.95)	$(1.32)
Income (loss) from discontinued operations	$0.75	$(0.48)	$0.67	$(0.98)
Net income (loss)	$0.29	$(1.11)	$(0.28)	$(2.30)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Three and Six Months Ended
	June 30,
	2023	2022
Common stock options	1,143,000	995,900
Common stock purchase warrants	1,848,000	1,848,200
Potentially dilutive securities	2,991,000	2,844,100

All common stock options and common stock purchase warrants outstanding as of June 30, 2023 were out of the money and were not included in net loss per share calculation.

NOTE 6: DISCONTINUED OPERATIONS

As discussed in Note 1, on June 26, 2023, the Company completed the previously announced transaction with Cell Ready for cash consideration of $19.0 million, resulting in derecognition of the Purchased Assets and a gain on sale of approximately $8.8 million.

The assets and liabilities classified in discontinued operations as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
Prepaid expenses and other current assets	$—	$585,840
Total current assets of discontinued operations		585,840
Fixed Assets	—	12,323,143
Right of use assets	—	5,479,786
Total non-current assets of discontinued operations		17,802,929
Total assets of discontinued operations	$—	$18,388,769

Accounts payable	$260,280	$2,183,418
Related party deferred revenue	—	2,500,000
Short-term lease liabilities	—	577,198
Total current liabilities of discontinued operations	260,280	5,260,616
Long-term lease liabilities	—	7,039,338
Total non-current liabilities of discontinued operations	—	7,039,338
Total liabilities of discontinued operations	$260,280	$12,299,954

The Company reclassified the following operations to discontinued operations for the three and six months ended June 30, 2023 and 2022, respectively, excluding the gain on disposal:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Service revenue	$816,641	$—	$816,641	$—
Related party service revenue	—	—	3,500,000	—
Total revenues	816,641	—	4,316,641	—
Operating expenses:
Research and development	2,667,712	3,631,422	6,561,957	7,387,124
General and administrative	328,585	380,015	677,090	761,719
Total operating expenses	2,996,297	4,011,437	7,239,048	8,148,842
Loss from discontinued operations	$(2,179,657)	$(4,011,437)	$(2,922,406)	$(8,148,842)

Related Party Service Revenue

In April 2022, the Company entered into a binding services agreement ("Wilson Wolf Agreement") with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf. Wilson Wolf is in the business of creating products and services intended to simplify and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the Wilson Wolf Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million, as consideration for certain training and research services.

For the three-month period ending March 31, 2023, the Company recognized the final $2.5 million of revenue pursuant to this $8.0 million agreement and at June 30, 2023, the Company had no related party deferred revenue on its condensed consolidated balance sheet.

Additionally, pursuant to the Wilson Wolf Agreement, Wilson Wolf agreed to pay the Company an additional $1.0 million because the Work Direction was completed within one year from the onset of the Wilson Wolf Agreement, achieving the agreed milestone. As such, the Company recorded an additional $1.0 million of service fee revenue during the three months ended March 31, 2023, which was received in May 2023 and recorded to discontinued operations.

Service Revenue

In April 2023, we signed the Indapta Master Services Agreement, pursuant to which the Company provided services to Indapta. Under an executed work order of that agreement, now complete, we recognized $0.8 million for the services rendered during the three and six months ended June 30, 2023.  Effective as of the closing date of the Purchase Agreement with Cell Ready, the rights and obligations to the Indapta Agreement were transferred to Cell Ready, and as such the revenues were recorded to discontinued operations.

NOTE 7: PROPERTY AND EQUIPMENT

Substantially all of the previously reported property and equipment was disposed of as a result of the Cell Ready transaction. See Note 6: Discontinued Operations for details.

NOTE 8: LEASES

Substantially all of the previously reported leases were disposed of as a result of the Cell Ready transaction. See Note 6: Discontinued Operations for details.

NOTE 9: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following as of June 30, 2023 and December 31, 2022, respectively:

	June 30,	December 31,
	2023	2022
Accounts payable	$1,330,000	$1,101,000
Compensation and benefits	610,000	750,000
Process development expenses	—	—
Professional fees	525,000	518,000
Arbitration settlement fees	—	114,000
Other	196,000	38,000
Total accounts payable and accrued liabilities	$2,661,000	$2,521,000

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

Common Stock Transactions

Issuance of Stock Pursuant to ATM Agreement

During the six months ended June 30, 2023, the Company sold 200,261 shares of its common stock under the ATM Agreement for proceeds of $0.6 million.

Stock Purchase Agreement

In December 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions of the agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of its common stock (the “Purchase Shares”) from time to time over a 24-month term, at a variable price with certain market-based terms as defined in the Purchase Agreement. The Purchase Agreement does not exhibit any of the characteristics for liability classification under ASC Topic 480, Distinguishing Liabilities from Equity. Instead, the purchase agreement is indexed to the Company’s own stock under ASC Subtopic 815-40, Contracts in Entity’s Own Equity, and classified as equity. In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million. During the six months ended June 30, 2023, the Company sold 12,500 shares of its common stock under the Purchase Agreement for proceeds of approximately $33,000.

Exercise of Stock Options

During the six months ended June 30, 2023, certain outstanding options were exercised for 344 shares of common stock, providing aggregate proceeds to the Company of approximately $700.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of June 30, 2023 and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2023	1,848,000	$44.51	0.79	$—
Expired or cancelled	—	—	—	—
Balance - June 30, 2023	1,848,000	$44.51	0.30	$—

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

The above awards were in addition to 7,000 stock option awards issued during the three months ended March 31, 2023 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $2.769 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on January 3, 2023, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

Additionally, 1,000 stock option awards issued during the three months ended June 30, 2023 to new employees upon their commencement of employment with the Company.  Each option award was granted with an exercise price of $0.7802 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on April 3, 2023, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

On May 10, 2023, the Company’s board of directors approved a one-time share option grant of 100,000 shares of common stock to Dr. Vera for his appointment as the Company’s Chief Executive Officer. The option has a term of ten years and will vest in equal annual installments on May 10, 2024, May 10, 2025, May 10, 2026 and May 10, 2027, subject to Mr. Vera’s continued service to the Company as of the applicable vesting date.  Each option award was granted with an exercise price of $1.42 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on May 10, 2023.

Also, pursuant to the Company’s Non-Employee Director Compensation Policy, which had previously been approved by the Company’s board of directors, a total of 32,000 stock option awards were issued during the three months ended June 30, 2023 to independent members of the board of directors of the Company.  Each option award was granted with an exercise price of $1.72 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on June 6, 2023.  Each option award will vest in one year subject to the director’s continuance of service through June 6, 2024.

A summary of the Company’s stock option activity for the three months ended June 30, 2023 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of January 1, 2023	886,173	$42.90	$—	7.3
Granted	544,532	1.99	—	9.7
Exercised	(344)	2.14	—	—
Canceled/Expired	(287,803)	7.57	—	—
Outstanding as of June 30, 2023	1,142,558	$32.30	$455,000	6.9
Options vested and exercisable	687,689	$50.53	$26,000	5.3

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the six months ended June 30, 2023 was as follows:

For the Six Months Ended
June 30, 2023
Exercise price	$1.99
Expected term (years)	6.0
Expected stock price volatility	91%
Risk-free rate of interest	4%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Stock Compensation expenses:
Research and development	$42,000	$200,000	$193,000	$398,000
General and administrative	127,000	739,000	347,000	1,588,000
Stock compensation in continuing operations	169,000	939,000	540,000	1,986,000
Stock compensation in discontinued operations	437,000	563,000	725,000	1,146,000
Total stock compensation expenses	$606,000	$1,502,000	$1,265,000	$3,132,000

During the three and six months ended June 30, 2023, the Company recorded incremental stock-based compensation expense of approximately $0.2 million pertaining to the modification of stock options in connection with the termination of certain employees that were hired by Cell Ready. The modification provided for an acceleration of unvested options, resulting in a change in compensation expense that was immediately recognized. $0.2 million is reflected in loss from discontinued operations.

As of June 30, 2023, the total stock-based compensation cost related to unvested awards not yet recognized was $1.0 million. The expected weighted average period compensation costs to be recognized was approximately 1.9 years. Future option grants will impact the compensation expense recognized.

NOTE 12: GRANT INCOME

CPRIT

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

If restricted cash is received from grants in advance of incurring qualifying costs, it is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. There was no restricted cash recorded as of June 30, 2023 and as of December 31, 2022. If qualifying grant income is earned in advance of cash received from grants, it is recognized as revenue and recorded as other receivable.

The Company recorded $0.7 million and $1.8 million of grant income related to the CPRIT grant as revenue for the three and six months ended June 30, 2023, respectively. At June 30, 2023, the Company recorded $1.7 million of grant income receivable, which represented grant income earned in advance of the next tranche of funds to be received from CPRIT. In July 2023, the Company received $2.1 million from CPRIT.

FDA

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. The Company recorded $0.1 million and $0.2 million of grant income related to the FDA grant as revenue for the three and six months ended June 30, 2023, respectively.

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

NOTE 14: RELATED PARTY EXPENSES

The following table sets forth related party transaction expenses recorded for the three and six months ended June 30, 2023 and 2022, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Baylor College of Medicine	$2,000	$285,000	$13,000	$1,142,000
Bio-Techne Corporation	—	—	—	101,000
Wilson Wolf Manufacturing Corporation	73,000	46,000	277,000	101,000
Total Research and development	$75,000	$331,000	$290,000	$1,344,000

No related party transactions are included in accounts payable and accrued liabilities as of June 30, 2023.

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

The Company has also entered into a Clinical Site Agreement with BCM, which provided for BCM to conduct clinical trials for the Company and is a part of continuing operations.

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

We licensed the underlying technology for multiTAA-specific T cell therapy from Baylor College of Medicine, or BCM, in March 2018. BCM had utilized the therapy in seven exploratory clinical trials. In these studies, BCM treated over 180 patients suffering from a variety of cancers including lymphoma, multiple myeloma, acute myeloid leukemia, acute lymphoblastic leukemia and pancreatic cancer. In those studies, BCM saw evidence of clinical benefit, expansion of infused cells, epitope spreading, and decreased toxicity compared to other cellular therapies.

We are advancing three product candidates as part of our multiTAA-specific T cell program for:

1.	autologous treatment of lymphoma, and selected solid tumors
2.	allogeneic T cells for the treatment of acute myeloid leukemia, or AML
3.	off-the-shelf products in various indications

Our current clinical development programs are:

●	MT-401 for the treatment of post-transplant AML
●	MT-401-OTS for the treatment of AML
●	MT-601 for the treatment of lymphoma
●	MT-601 for the treatment of pancreatic cancer[1]

1 Clinical advancement will be pending additional financial support from non-dilutive grant activities.

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

Pipeline

Our clinical-stage pipeline, including clinical trials being conducted by BCM and other partners, is set forth below:

Recent Developments

On June 26, 2023, we completed the previously announced transaction with Cell Ready, LLC, or Cell Ready, pursuant to a Purchase Agreement, or the Cell Ready Purchase Agreement, dated May 1, 2023, by and between us and Cell Ready. Mr. John Wilson is a member of our board of directors and is serving as the CEO of Cell Ready, therefore Cell Ready is a related party. Pursuant to the Cell Ready Purchase Agreement, effective as of the Closing Date, we (i) assigned to Cell Ready the leases for our two manufacturing facilities in Houston, Texas, or the Manufacturing Facilities, (ii) sold to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assigned to Cell Ready our rights, title and interest in our Master Services Agreement for Product Supply, or the MSA, dated April 7, 2023, by and between us, Cell Ready and Indapta Therapeutics, Inc., or Indapta, as well as our rights, title and interest in any contracts related to the equipment and Manufacturing Facilities (collectively referred to as the “Purchased Assets”).  Following the Closing Date, we and Cell Ready have agreed to enter into a long-term contract with pursuant to which Cell Ready will perform a wide variety of services for us, including research and development, manufacturing, and regulatory activity in support of our clinical trials; however, the parties have not yet executed such agreement.  Cell Ready acquired the Purchased Assets for total consideration of $19.0 million. In connection with the purchase of the Manufacturing Facilities, Cell Ready also extended offers of employment to approximately 50 of our former employees in our manufacturing, development, quality and regulatory affairs functions.

In May 2023, we announced that we had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents.

Organizational Restructuring

In May and June 2023, we implemented changes to our organizational structure as part of an operational cost reduction plan and reorganization plan due to the transaction with Cell Ready.  In connection with these changes, we reduced headcount, including the separation of our former Chief Executive Officer, Peter Hoang, and our former Chief Accounting Officer, Michael Loiacono. During the second quarter of 2023, we recorded $0.9 million of severance and termination-related costs. The payment of these costs were completed in July of 2023.

Effective May 1, 2023, our board of directors appointed Dr. Vera as our Chief Executive Officer.

Effective June 30, 2023, our board of directors appointed Eliot M. Lurier as our Interim Chief Financial Officer. Mr. Lurier provides consulting services to us pursuant to a consulting agreement between us and Danforth Advisors, LLC and receives no compensation directly from us.

Reverse Stock Split

On January 26, 2023, we effected the Reverse Stock Split and a corresponding reduction in the total number of authorized shares of its common stock from 300,000,000 to 30,000,000. The Reverse Stock Split, which was approved by stockholders at an annual stockholder meeting on May 24, 2022, was consummated pursuant to a Certificate of Amendment filed with the Secretary of State of Delaware on January 26, 2023. The Reverse Stock Split was effective on January 26, 2023. All historical share and per share amounts reflected in this report have been adjusted to reflect the Reverse Stock Split.

Results of Operations

In this discussion of our results of operations and financial condition, amounts in financial tables, other than per-share amounts, have been rounded to the nearest thousand.

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes the results of our continuing operations for the three months ended June 30, 2023 and 2022:

	For the Three Months Ended
	June 30,
	2023	2022	Change
Revenues:
Grant income	$763,000	$791,000	$(28,000)	(4)%
Total revenues	763,000	791,000	(28,000)	(4)%
Operating expenses:
Research and development	2,378,000	2,924,000	(546,000)	(19)%
General and administrative	2,519,000	3,135,000	(616,000)	(20)%
Total operating expenses	4,897,000	6,059,000	(1,162,000)	(19)%
Loss from operations	(4,134,000)	(5,268,000)	1,134,000	(22)%
Other income (expenses):
Arbitration settlement	—	—	—	0%
Interest income	35,000	36,000	(1,000)	(3)%
Loss from continuing operations	$(4,099,000)	$(5,232,000)	$1,133,000	(22)%

Revenue

We did not generate any revenue during the three months ended June 30, 2023 and 2022, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401.  During the three months ended June 30, 2023, we recognized $0.7 million of revenue associated with the CPRIT grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support our Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. During the three months ended June 30, 2023, we recognized $0.1 million of revenue associated with the FDA grant.

Operating Expenses

Operating expenses incurred during the three months ended June 30, 2023 were $4.9 million compared to $6.1 million during the three months ended June 30, 2022.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses decreased by 19% to $2.4 million for the three months ended June 30, 2023, compared to $2.9 million for the three months ended June 30, 2022.

The decrease of $0.5 million in 2023 was primarily attributable to the following:

●	decrease of $0.3 million in process development expenses,
●	decrease of $0.1 million in stock-based compensation expenses,
●	decrease of $0.2 million in headcount-related expenses
●	decrease of $0.1 million in other expenses, offset by
●	increase of $0.2 million in clinical trial expenses.

General and Administrative Expenses

General and administrative expenses decreased by 20% to $2.5 million for the three months ended June 30, 2023, compared to $3.1 million for the three months ended June 30, 2022.

The decrease of $0.6 million in 2023 was primarily attributable to the following:

●	decrease of $0.6 million in stock-based compensation expenses,
●	decrease of $0.6 million in headcount-related expenses,
●	decrease of $0.3 million in rent expense, offset by
●	increase of $0.9 million in severance expenses.

Other Income (Expense)

Interest Income

Interest income was $35,000 and $36,000 for the three months ended June 30, 2023 and 2022, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes the results of our continuing operations for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,
	2023	2022	Change
Revenues:
Grant income	$1,997,000	$1,755,000	$242,000	14%
Total revenues	1,997,000	1,755,000	242,000	14%
Operating expenses:
Research and development	5,754,000	6,194,000	(440,000)	(7)%
General and administrative	4,686,000	6,486,000	(1,800,000)	(28)%
Total operating expenses	10,440,000	12,680,000	(2,240,000)	(18)%
Loss from operations	(8,443,000)	(10,925,000)	2,482,000	(23)%
Other income (expenses):
Arbitration settlement	—	(119,000)	119,000	0%
Interest income	120,000	39,000	81,000	208%
Loss from continuing operations	$(8,323,000)	$(11,006,000)	$2,683,000	(24)%

Revenue

We did not generate any revenue during the six months ended June 30, 2023 and 2022, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401. During the six months ended June 30, 2023, we recognized $1.8 million of revenue associated with the CPRIT grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support our Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. During the six months ended June 30, 2023, we recognized $0.2 million of revenue associated with the FDA grant.

Operating Expenses

Operating expenses incurred during the six months ended June 30, 2023 were $10.4 million compared to $12.7 million during the six months ended June 30, 2022.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses decreased by 7% to $5.8 million for the six months ended June 30, 2023, compared to $6.2 million for the six months ended June 30, 2022.

The decrease of $0.4 million in 2023 was primarily attributable to the following:

●	decrease of $0.3 million in process development expenses,
●	decrease of $0.1 million in stock-based compensation expenses,
●	decrease of $0.1 million in headcount-related expenses
●	decrease of $0.5 million in sponsored research expenses from BCM agreements, offset by
●	increase of $0.2 million in clinical trial expenses,
●	increase of $0.1 million in rent expenses, and

●	increase of $0.3 million in other expenses

General and Administrative Expenses

General and administrative expenses decreased by 28% to $4.7 million for the six months ended June 30, 2023, compared to $6.5 million for the six months ended June 30, 2022.

The decrease of $1.8 million in 2023 was primarily attributable to the following:

●	decrease of $1.2 million in stock-based compensation expenses,
●	decrease of $0.9 million in headcount-related expenses,
●	decrease of $0.6 million in rent expenses, offset by
●	increase of $0.9 million in severance expenses.

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

Interest Income

Interest income was $0.1 million and $39,000 for the six months ended June 30, 2023 and 2022, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Liquidity and Capital Resources

We have not generated any revenues from product sales since inception. We have financed our operations primarily through public and private offerings of our debt and equity securities.

The following table sets forth our cash and cash equivalents and working capital as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$18,122,000	$11,782,000
Working capital	$19,035,000	$8,837,000

Cash Flows

The following table summarizes our cash flows for the three months ended June 30, 2023 and 2022:

	For the Six Months Ended
	June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(12,945,000)	$(13,021,000)
Investing activities	18,664,000	(4,719,000)
Financing activities	621,000	64,000
Net increase (decrease) in cash, cash equivalents and restricted cash (1)	$6,340,000	$(17,676,000)

(1) As of June 30, 2022 and December 31, 2021, the Company had $0 and $1,146,186 of restricted cash, respectively.

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 was $12.9 million compared to $13.0 million for the same period last year.

Net cash used in operating activities during the six months ended June 30, 2023 was $12.9 million. The changes in cash flow from operating activities during the six months ended June 30, 2023 were due to $8.3 million of net losses from continuing operations and a $0.7 million increase from changes in operating assets and liabilities and $5.8 million of cash used in discontinued operations. This was in addition to $0.5 million of stock-based compensation in continuing operations.

Net cash used in operating activities during the six months ended June 30, 2022 was $13.0 million. The changes in cash flow from operating activities during the six months ended June 30, 2022 were due to $11.0 million of net losses from continuing operations and a $3.1 million decrease from changes in operating assets and liabilities and $0.9 million of cash used in discontinued operations. This was in addition to $2.0 million of stock-based compensation.

Investing Activities

Net cash provided by investing activities was $18.7 million primarily from the sale of assets in discounted operations.

Net cash used in investing activities was $4.7 million for the purchase of property and equipment and construction in progress related to our manufacturing facility during the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was $0.6 million during the six months ended June 30, 2023, due to sales of common stock under the ATM Agreement and the Lincoln Park Purchase Agreement (as defined below).

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

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support our Phase 2 clinical trial of MT-401. The CPRIT award is intended to support the adjuvant arm of the Company’s Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group. To date, we have received $6.9 million of funds from the CPRIT grant.

In September 2022, we received notice from the U.S. Food and Drug Administration, or the FDA, that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support our Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML.  To date, we have received $0.2 million of funds from the FDA grant.

On June 26, 2023, we completed the previously announced transaction with Cell Ready. Pursuant to the Cell Ready Purchase Agreement, effective as of the Closing Date, we assigned and sold, as applicable, the Purchased Assets to Cell Ready.  Following the Closing Date,

we and Cell Ready have agreed to enter into a long-term contract with pursuant to which Cell Ready will perform a wide variety of services for us, including research and development, manufacturing, and regulatory activity in support of our clinical trials; however, the parties have not yet executed such agreement.  Cell Ready acquired the Purchased Assets for total consideration of $19.0 million. In connection with the purchase of the Manufacturing Facilities, Cell Ready also extended offers of employment to approximately 50 of our former employees in our manufacturing, development, quality and regulatory affairs functions.

As of June 30, 2023, we had working capital of $19.0 million, compared to working capital of $8.8 million as of December 31, 2022. Based on our clinical development plans and the disposition of the Purchased Assets pursuant to the Cell Ready Purchase Agreement and related organizational restructuring, we expect that our cash and cash equivalents as of June 30, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025.    We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

●	initiate or continue clinical trials of our product candidates;
●	continue the research and development of our product candidates and seek to discover additional product candidates;seek regulatory approvals for our product candidates if they successfully complete clinical trials;
●	enter into contract manufacturing arrangements with Cell Ready or other contract manufacturing organizations for clinical manufacturing supply;
●	establish sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluate strategic transactions we may undertake; and
●	enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

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

We plan to continue to fund our operations and capital funding needs through existing cash and future equity and/or debt financing. We may also consider new collaborations or selectively partner our technology. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our existing stockholders’ common stock. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms unfavorable to us. We may also be required to pay damages or have liabilities associated with litigation or other legal proceedings involving our company.

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

ATM Agreement

In August 2021, we entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which we can offer and sell, from time to time at our sole discretion through the Sales Agents, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. The shelf registration statement on Form S-3 includes a prospectus supplement covering the offering up to $9.87 million of shares of common stock over the 12 months ending March 22, 2024 pursuant to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the registration statement, and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the three months ended June 30, 2023, we sold 200,261 shares of our common stock under the ATM Agreement for proceeds of $0.6 million.

Stock Purchase Agreement

In December 2022, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”) which provides that, upon the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of our common stock (the “Purchase Shares”) from time to time over a 24-month term, at a variable price with certain market-based terms as defined in the Purchase Agreement. The Purchase Agreement does not exhibit any of the characteristics for liability classification under ASC Topic 480, Distinguishing Liabilities from Equity. Instead, the purchase agreement is indexed to the Company’s own stock under ASC Subtopic 815-40, Contracts in Entity’s Own Equity, and classified as equity. In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million. During the three months ended June 30, 2023, we sold 12,500 shares of our common stock under the Purchase Agreement for proceeds of approximately $33,000.

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

(b)Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not realize the expected benefits from the transaction with Cell Ready.

We may not be able to achieve the full strategic and financial benefits expected to result from the closing of the transaction with Cell Ready, or such benefits may be delayed or not occur at all.  In particular, we have made the strategic decision to dispose of our manufacturing facilities and related assets in order to focus on clinical development of the multiTAA-specific T cell therapy-based product candidates in our pipeline.  Following the closing of the transaction, we no longer operate our own cGMP manufacturing facility and must rely on third parties for the clinical and, if approved, commercial manufacture of our product candidates.  Although we intend to enter into a long-term agreement with Cell Ready for manufacturing, among other services, we have not yet executed such agreement and may not realize the anticipated cost savings associated with contracting out our manufacturing, research and development and regulatory requirements.  The assumptions we made related to the Cell Ready transaction may prove to be inaccurate, including as to the expected benefits of the transaction and anticipated cost savings.  Further, the transition activities following closing may disrupt our operations and divert management’s attention to our business, particularly because our Chief Executive Officer, Dr. Juan Vera, expects to perform consulting work for Cell Ready in addition to his duties for our company.  An inability to realize the anticipated benefits of the Cell Ready transaction could have an adverse impact on our business, financial condition and results of operations.

Following the closing of the transaction with Cell Ready, we no longer operate our own cGMP manufacturing facility and instead will rely on third parties, including Cell Ready, for the clinical and, if approved, commercial manufacture of our product candidates. The third-party manufacturing facilities on which we rely may have limited capacity or fail to meet the applicable stringent regulatory requirements.

We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of our product candidates for clinical development and, if approved, commercial supply.  We intend to enter into a long-term agreement with Cell Ready, pursuant to which Cell Ready will perform a wide variety of services for us, including research and development, manufacturing and regulatory activity in support of our clinical trials; however, we have not yet executed such agreement. There is no guarantee that we will or have properly estimated our required manufacturing capacities or that the third parties we rely on to provide required machinery and materials for the manufacturing process will be able to perform on our proposed timelines or meet our manufacturing demands, if at all. Also, if we must increase production capacity for any reason, we may need to make considerable investments that could lead to significant financing needs or require us to enter into subcontracting agreements in order to outsource part of the production.

If Cell Ready or any other third-party contract manufacturing organization on which we rely experiences capacity constraints, other disruptions, or delays in manufacturing our multiTAA-specific T cell therapy-based product candidates, our planned clinical trials and necessary manufacturing capabilities will be disrupted or delayed.  Third-party manufacturers may not be able to meet our needs concerning timing, quantity, or quality. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of any approved products. Any such delay may lower our revenues and potential profitability. If any third party breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. It is possible that third parties relied upon by us will change their strategic focus, pursue alternative technologies, or develop alternative product candidates, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs, or for other reasons. The effectiveness of these third parties in marketing their own products may also affect our revenues and earnings. We intend to continue to enter into additional third-party agreements in the future. However, we may not be able to negotiate any additional agreements successfully. Even if established, these relationships may not be scientifically or commercially successful.

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA. We do not have control over a supplier’s or manufacturer’s compliance with laws, regulations and applicable cGMP standards or similar regulatory requirements and other laws and regulations, such as those related to environmental health and safety matters. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, we may be unable to obtain regulatory approval of our marketing applications. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supply of our products.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully, if approved. Furthermore, if our suppliers fail to meet contractual requirements, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the six months ended June 30, 2023.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.1.1	Certificate of Amendment to Certificate of Incorporation.	8-K	001-37939	3.1	5/27/2022

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37939	3.1	1/26/2023

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

10.1	Separation Agreement between Marker Therapeutics, Inc. and Peter Hoang dated as of April 27, 2023.	10-Q	001-37939	10.1	5/15/2023

10.2#	Purchase Agreement between Cell Ready, LLC and Marker Therapeutics, Inc., dated May 1, 2023	10-Q	001-37939	10.2	5/15/2023

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: August 14, 2023

MARKER THERAPEUTICS, INC.

/s/ Juan Vera
Juan Vera
President, Chief Executive Officer and Principal Executive Officer

/s/ Eliot M. Lurier
Eliot M. Lurier
Interim Chief Financial Officer and Interim Principal Financial and Accounting Officer