Form 10-K
period 2023-12-31
Marker Therapeutics, Inc.
filed 2024-03-26
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

(Telephone Number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 (the last day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $3.10 as reported on the Nasdaq Capital Market as of that date was approximately $23,100,000.

The registrant had 8,902,897 shares of common stock outstanding as of March 18, 2024.

Note Regarding Reverse Stock Splits

On January 26, 2023, we filed an amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reverse split of our authorized, issued and outstanding common stock at a ratio of one for ten. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement relating to registrant’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this annual report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. These statements speak only as of the date of this Annual Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.  Forward-looking statements in this annual report include statements as to:

●	our ability to continue as a going concern;
●	the timing, progress and results of clinical trials of multi tumor associated antigen (“multiTAA”)-specific T cell therapies and our other product candidates, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials or related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing of any submission of filings for regulatory approval of product candidates and our ability to obtain and maintain regulatory approvals for product candidates for any indication;
●	our ability to successfully commercialize product candidates;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates;
●	our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of product candidates, if approved for commercial use;
●	our manufacturing capabilities and strategy, including the ease, scalability and commercial viability of our manufacturing methods and processes, as well as our ability to maintain our relationship with Cell Ready LLC;
●	our expectations regarding the scope of any approved indications for product candidates;
●	the potential benefits of and our ability to maintain our relationships and collaborations with the Baylor College of Medicine (“BCM”), and other potential collaboration or strategic relationships;
●	our ability to use the multiTAA-specific T cell platform to develop future product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional funding;
●	our ability to identify, recruit and retain key personnel;
●	our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;
●	our financial performance;

ii

●	our competitive position and the development of and projections relating to our competitors or our industry; and
●	the impact of laws and regulations.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. We developed our lead product candidates from our multi tumor associated antigen (“multiTAA”)-specific T cell technology, which is based on the manufacture of non-engineered, tumor-specific T cells that recognize multiple tumor-associated antigens, or TAAs. This approach selectively expands tumor-specific T cells from a patient’s/donor’s blood and is able to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. Targeting multiple antigens simultaneously exploits the natural capacity of T cells to recognize and kill tumor targets via native T cell receptors (“TCR”), while limiting tumor adaptation/escape by antigen-negative selection or antigen down-regulation. When infused into a patient with cancer, the multiTAA-specific T cells are designed to kill cancer cells expressing the TAA and potentially recruit the patient’s immune system to participate in the cancer killing process.

We licensed the underlying technology for multiTAA-specific T cell therapy from Baylor College of Medicine, or BCM, in March 2018. BCM had utilized the therapy in seven exploratory clinical trials. In these studies, BCM treated over 150 patients suffering from a variety of cancers including lymphoma, multiple myeloma, acute myeloid leukemia, or AML, acute lymphoblastic leukemia, or ALL, pancreatic cancer, breast cancer and various sarcomas. In those studies, BCM saw evidence of clinical benefit, expansion of infused cells, and decreased toxicity compared to other cellular therapies.

We are advancing two product candidates for 3 clinical indications as part of our multiTAA-specific T cell program for:

●	Autologous multiTAA product for the treatment of lymphoma and pancreatic cancer (MT-601)
●	Off-the-Shelf (OTS) product in various indications (e.g., MT-401-OTS)

We do not genetically engineer our multiTAA-specific T cell therapies and we believe that our product candidates are superior to T cells engineered with chimeric antigen receptors, or CAR-T, for several reasons including:

●	Multiple targets → enhanced tumoricidal effect→ minimized tumor immune escape
●	Clinical safety → no treatment-related side effects, including cytokine release syndrome (CRS) or other severe adverse effects (SAEs), were attributed to the use of multiTAA-specific T cell therapies to date
●	Non-genetically engineered T cell products → selective expansion of tumor-specific T cells from a patient’s or donor’s blood capable of recognizing a broad range of tumor antigens → no risk of mutagenesis and reduced manufacturing complexity → lower cost

For these reasons, we believe our endogenous T cell receptor-based therapies may provide meaningful clinical benefit and safety to patients with both hematological and solid tumors.

We believe that the simplicity of our manufacturing process allows additional modifications to expand multiTAA-specific T cell recognition of cancer targets. For example, we are assessing the potential of combining multiTAA-specific T cell products with other products.

Company-Sponsored Clinical Development of MultiTAA Specific T Cell Therapies

MT-601 for the Treatment of Lymphoma

We developed MT-601, a multiTAA-specific autologous T cell product capable of recognizing multiple target antigens expressed by the tumor, thereby limiting tumor adaptation by negative antigen selection or downregulation.

We are evaluating the safety and efficacy of MT-601 in a Phase 1, multicenter, open-label study (APOLLO) in participants with relapsed or refractory lymphoma who either failed or are ineligible for anti-CD19 CAR T cell therapy. MT - 601 is a multiTAA-specific T cell product that specifically targets six different tumor antigens upregulated in lymphoma cells (Survivin, PRAME, WT1, NY-ESO-1, SSX-2, MAGEA-4). In August 2022, the FDA cleared our IND application for MT-601 for the treatment of patients with relapsed/refractory non-Hodgkin lymphoma who have failed or are ineligible to receive anti-CD19 CAR T cell treatment. The Phase 1 APOLLO trial was initiated in January 2023. In June 2023, we reported first enrollment in the dose escalation stage of the Phase 1 study. The study participant tolerated the treatment well without treatment-related adverse events and achieved a complete metabolic response eight weeks after the second infusion of MT - 601. Six months following the initial treatment with MT-601 the study participant has maintained a complete response to treatment and will continue to be monitored for long-term treatment effects and durability of response. To further validate these observations, additional patients are currently being enrolled in the Phase 1 study.

MT-601 for the Treatment of Pancreatic Cancer

We reported interim data for an ongoing Phase 1/2 clinical trial (TACTOPS) of the multiTAA-specific T cell therapy targeting five TAAs for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, we have observed a clinical benefit with 4 of 13 patients (31%) showing objective responses in front-line unresectable or metastatic pancreatic cancer, which correlated with the post-infusion detection of tumor-reactive T cells in patient peripheral blood and within tumor biopsy samples in patients in the tumor-resection arm of the trial. To date, we have not observed any cytokine release syndrome or neurotoxicity in this trial.

In January 2022, the FDA granted orphan drug designation to MT-601 for the treatment of patients with pancreatic cancer. The FDA cleared our IND application for MT-601 in November 2022 to initiate the PANACEA study, a Phase 1 multicenter clinical trial in locally advanced, unresectable or metastatic pancreatic cancer to assess the safety and efficacy of MT-601 in combination with front-line chemotherapy. The PANACEA trial will include a dose escalation portion followed by a dose expansion portion. Clinical advancement will be pending additional financial support from non-dilutive grant activities.

MT-401 for the Treatment of Patients with AML and MT-401-OTS Program

MT-401 ARTEMIS Study:

We previously announced discontinuation of the Phase 2 ARTEMIS study to prioritize the MT-401-OTS program in patients with Acute Myeloid Leukemia (AML) and Myelodysplastic Syndromes (MDS).

The previous ARTEMIS study was investigating MT-401 (zedenoleucel), in post-allogeneic hematopoietic stem cell transplant (HSCT) patients with AML. The study had three treatment arms, including patients with measurable residual disease (MRD), as well as patients with MRD negative complete remission or active disease. The dose administered in this multicenter trial was up to 200 million cells every two weeks for up to three doses.

●	In April 2020, the Orphan Product Development Office of the United States Food and Drug Administration, or the FDA, granted orphan drug designation to MT-401 (zedenoleucel), a multiTAA-specific T cell therapy that targets four TAAs, for the treatment of AML.
●	The same multiTAA-specific T cell therapy has been well tolerated in an ongoing Phase 1 clinical trial in AML and myelodysplastic syndrome, or MDS, conducted by our strategic partner Baylor College of Medicine, or BCM.

●	As reported in a 2021 publication by Lulla et al., 11 of the 17 patients in the adjuvant disease setting dosed with the multiTAA-specific T cell therapy after receiving an allogeneic HSCT were relapse free [median leukemia-free survival, or LFS, not reached at a median follow-up of 1.9 years], with 11 of 15 patients (two patients were each treated during two different remissions) remaining alive (estimated two-year overall survival of 77%) at a median follow-up of 1.9 years post-infusion, which compares favorably with HSCT outcomes for risk-matched AML/MDS patients post-HSCT [median LFS of nine to 15 months and two-year survival probability of 42%].
●	Additionally, eight patients were treated for active disease that was resistant to salvage therapy post-HSCT with a median of five prior lines of therapy (range: four to 10).
o	One of the eight patients crossed over from the adjuvant group, while two patients enrolled twice, but all three patients had active AML that failed another line of salvage therapy after their first multiTAA-specific T cell infusion.
o	Two of the eight patients achieved objective responses, with one complete response and one partial response, with six patients continuing with stable disease.
o	We have observed evidence of a patient’s natural immune system participating in cancer killing (epitope spreading) after infusion of our multiTAA-specific T cell therapy.

In 2021, the ARTEMIS trial conducted by Marker has completed the safety lead-in portion, which tested the comparability of MT-401 or zedenoleucel, the multiTAA-specific T cell product manufactured using peptides from two different vendors and enrolled six patients with active disease: one measurable residual disease (MRD) positive patient and five frank relapse patients.

●	Consistent with the results of the BCM Phase 1 trial, there were no dose-limiting toxicities, cytokine release syndrome or neurotoxicity observed in this stage of the trial\. Correlative studies showed that the patient saw significant expansion of infused multiTAA-specific T cells. There were no objective responses from the frank relapse patients. By November 2022, all six patients had completed dose-limiting toxicity (DLT) periods with no DLTs reported.
●	In the fourth quarter of 2021, the manufacturing of MT-401 for the Phase 2 trial started at the Marker Cell Therapy cGMP manufacturing facility, named MCTF01. We transitioned to treating patients using MT-401 manufactured with Marker’s new T cell manufacturing process. The improved manufacturing process greatly reduced the manufacturing time and increased both the antigen specificity and diversity. Specifically, the new process involves an improved T cell manufacturing process for MT-401 that reduces production time to 9 days (compared to the original process of >30 days). This allows a 90% decrease in the number of interventions during production and an improved final T cell product compared to the original product used in previous clinical trials on multiTAA-specific T cells.
●	After completing the safety lead-in portion, we initiated the remainder of the Phase 2 trial in July 2021. Group 1 comprised adjuvant (disease-free) patients, with the primary endpoint of relapse-free survival of patients randomized to receive MT-401 versus a control group. Group 2 comprised active disease patients in 2 single arm cohorts (MRD+ only and active disease), with primary endpoints of complete remission and duration of complete remission.

We were previously awarded grants from the FDA Orphan Products Grant program ($2 million), NIH Small Business Innovation Research (SBIR) program ($2 million) and the Cancer Prevention and Research Institute of Texas (CPRIT, $13 million), to support the Phase 2 clinical trial of MT-401. All funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

Off-the-Shelf MT-401 (MT-401-OTS) for the Treatment of AML:

Marker previously announced that it intends to focus on the advancement of the MT-401-OTS program in patients with AML. MT - 401-OTS has the potential to provide treatment to patients in as little as 72 hours. Marker believes that this fast turnaround time would be beneficial for treating patients with rapid cancer progression, such as patients with measurable residual disease (MRD) in the AML setting. In the OTS program, we intend to dose patients using “banked” products based on partially human leukocyte antigen (HLA) matching. The U.S. FDA has cleared our clinical protocol to investigate MT-401-OTS as a treatment in patients with AML. We already established a cellular inventory manufactured from healthy donors, with ongoing efforts to further expand the inventory. At full scale production, we estimate a single donor could provide treatment for approximately 40 patients, and the current stability program indicates that OTS multiTAA-specific T cell products are stable for more than a year in liquid nitrogen, which we expect will permit future on-demand availability for broad-scale implementation. We expect to dose the first patient in the second half of 2024, and, if our OTS program shows promising results in the clinic, we intend to expand the OTS platform to other hematological malignancies and solid tumors.

Pipeline

Our clinical-stage pipeline is set forth below:

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

Based on the results of the Phase 1 clinical trials of the multiTAA-specific T cell therapies conducted at BCM and the positive clinical data from the Phase 1 APOLLO study, we plan to prioritize the advancement of MT-601 in patients with lymphoma and to advance the MT-401-OTS program in patients with AML.

We intend to initiate future additional clinical trials in other tumor types based on emerging data. On June 26, 2023, we completed the previously announced transaction with Cell Ready, LLC, or Cell Ready, pursuant to a Purchase Agreement, or the Cell Ready Purchase Agreement, dated May 1, 2023, by and between us and Cell Ready. Following the Closing Date, on February 22, 2024, we and Cell Ready entered into a long-term contract, pursuant to which Cell Ready will perform a wide variety of services for us, including research and development, and manufacturing in support of our clinical trials.

•     Continue to collaborate with our partners and increase our clinical activities to improve and develop adoptive cell therapy technologies.

We are contracting with Cell Ready to perform a wide variety of services to ensure the continuation of our research and development efforts and process development to optimize our manufacturing process, product quality and commercial scalability. We previously optimized the multiTAA-specific T cell manufacturing process by closing the system and reducing the total manufacturing time from the original 36 days (BCM) to nine days. The improved manufacturing process has been implemented to supply all of the clinical products used in our current company-sponsored clinical trials. We believe the improved manufacturing process enables products with increased antigen specificity and diversity, both of which have a strong linear correlation to anti-tumor activity and has resulted in a four-fold increase in potency in vitro.

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

T Cell Therapy Overview

The field of adoptive cell transfer is currently comprised primarily of CAR and TCR engineered T cells and has emerged from principles of basic immunology to become a paradigm-shifting clinical immunotherapy. T cell therapy, we believe has evolved as one of the most promising branches of immunotherapy. T cell immunotherapy involves the infusion of T cells into a patient. Immune cells used for immunotherapy treatments can either be collected from the patient (autologous) or harvested from a donor (allogeneic). The cells are retrieved and either genetically modified to express tumor-specific CARs or TCRs or stimulated with specific antigens. The cells are then cultured to proliferate, and the proliferated cells are infused into the patient. Upon infusion, the cells can target and eliminate cancerous cells. Unlike chemotherapy, which is unable to distinguish between healthy and malignant cells, T cells produced for immunotherapy can selectively attack cancer cells that express the target antigen(s). This leads to a more effective treatment platform with fewer side effects. Some of these infused T cells may remain in the body for long periods, providing immunological memory, thus leading to longer and more durable responses.

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

The MultiTAA-Specific T Cell Therapies

We are advancing two multiTAA-specific T cell therapies through clinical development:

•

Autologous multiTAA-specific T cell therapies – The autologous product targets the NY-ESO-1, PRAME, MAGE - A4, Survivin, WT1 and SSX2 antigens (MT-601). We recently reported updated clinical data from our Phase 1 clinical trial investigating MT-601 for the treatment of patients with lymphoma who have relapsed after CAR T therapy. In addition, we received an Investigational New Drug (IND) cleared by the U.S. FDA to investigate MT-601 in a Phase 1 trial in patients with pancreatic cancer in combination with first-line chemotherapy.

•

Off-the-Shelf (OTS) multiTAA-specific T cell therapies – The OTS product targets WT1, NY-ESO-1, PRAME, and Survivin antigens (MT-401-OTS). We plan to enroll patients that will be matched to the pre-manufactured inventory of MT - 401 - OTS products based on their human leukocyte antigen, or HLA. Because the MT-401-OTS product inventory is pre-manufactured, the T cell product is delivered to the patient in a significantly shorter amount of time than a patient-specific T cell product.

While the blood source and the antigens for stimulation differ between the autologous and OTS therapies, the manufacturing process for each product is identical.

Cancers are heterogeneous in their expression of antigens. Tumors generally consist of individual cancer cells expressing different antigens, and each of those antigens can be present at a different level that can change over time. Therapies targeting only a single antigen are vulnerable to evolutionary escape mechanisms.

While single-antigen specific therapies can eliminate all the tumor cells expressing the targeted antigen, the residual tumor cells that do not express that antigen may survive and expand. In addition, tumor cells may also downregulate or mutate the targeted antigen, thus becoming invisible to the T cell therapy. Both phenomena create a transformed tumor that is impervious to that therapy. This process is referred to as antigen-negative tumor escape.

Our solution to the problem of tumor heterogeneity is the development of T cell products that are intended to simultaneously attack multiple tumor-expressed antigens and thereby enable more complete initial tumor targeting, thus minimizing the subsequent opportunity for the cancer to engage escape mechanisms.

We believe our proprietary multiTAA-specific T cell platform may have meaningful advantages over current CAR and TCR-engineered cell therapy approaches. Compared to current gene-modified T cell therapies, the multiTAA-specific T cell product candidates are characterized by the following:

•    Clinical benefits observed in early-stage clinical trials in multiple cancer indications.

Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the multiTAA-specific T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells. For example, in BCM’s Phase 1 clinical trial in lymphoma, there were complete responses, or CRs, in six of the fifteen evaluable patients with both Hodgkin lymphoma and non-Hodgkin lymphoma with active disease. Significantly, no patient with a CR has subsequently relapsed with disease, whereas typically 30% or more of patients with CR in reported CAR-T studies relapse within one year. In patient results to date in this trial, observed therapeutic responses appear to be highly durable, with some patients being relapse-free beyond five years. In 2023, Marker treated the first patient in the Phase 1 APOLLO trial investigating the safety and efficacy of MT-601 in patients with lymphoma. Marker recently reported that the first patient treated in this Phase 1 study achieved a complete response 8 weeks after the second dose of MT-601 and that the patient maintained complete response to treatment 6 months after initial infusion with MT - 601.

•    Non-genetically modified T cells.

Unlike CAR and TCR-based approaches, the multiTAA-specific T cell therapy does not require genetic modification of T cells, a costly and complex process that significantly complicates the manufacturing of a patient product. We believe our multiTAA-specific T cell therapy represent a safe alternative to CAR-T cells and can be manufactured at a fraction of the cost of a gene-modified T cell product, with substantially reduced complexity of manufacturing.

•    Low incidence rate of adverse events.

As of January 2024, the multiTAA-specific T cell therapy was generally well tolerated by the patients across clinical trials in hematological and solid tumor indications, and no treatment-related adverse events, including CRS or neurotoxicity, were attributed to the use of multiTAA-specific T cell therapies to date. This appears to compare favorably with published CD19 CAR-T studies that have been associated with substantial tolerability concerns, including a Phase 1 trial in which 95% of patients had Grade 3 or higher adverse events during treatment and current investigations by the FDA regarding the risk of CAR-T cell therapies to potentially induce secondary cancers.

•    Capable of addressing a broad repertoire of cancer cells.

While CAR-T and TCR therapies generally target a single epitope, our manufacturing process selects for T cells that are specific for multiple peptides derived from several targeted antigens. Deep gene sequencing of our products shows that a typical patient dose usually consists of approximately 4,000 unique T cell clonotypes, some of which target up to six different tumor-associated antigens. The six antigen targets can be recognized by a very wide range of T cells, which we believe facilitates robust killing of targeted cancer cells.

Clinical Development of Our multiTAA-Specific T Cell Therapies by BCM

The following clinical trials were conducted by BCM pursuant to our strategic alliance. In each trial, correlative studies showed significant expansion of multiTAA-specific T cells, as well as evidence of epitope spreading against tumor-associated antigens that were not targeted by the multiTAA-specific T cell therapy.

Acute Myeloid Leukemia

To date, available treatments for post-transplant AML patients are limited and include donor lymphocyte infusion, which has an approximately 15% overall response rate but a 30% to 50% risk of severe and debilitating graft-versus-host disease. The five-year mortality rate for patients who receive an allogeneic HSCT exceeds 50%, and patients who relapse after a transplant have a survival expectation of approximately 4.5 months.

BCM recently completed a Phase 1 AML/MDS clinical trial of the multiTAA-specific T cell therapy for the treatment of patients with post-transplant AML. In this trial, patients in remission with high risk for relapse, as well as patients with active disease post-transplant were treated. As reported in a 2021 publication by Lulla et al., 11 of the 17 patients in the adjuvant disease setting dosed with the multiTAA-specific T cell therapy after receiving an allogeneic HSCT did not relapse during the follow-up period of the study [median LFS not reached at a median follow-up of 1.9 years], with 11 of 15 patients (two patients were each treated during two different remissions) remaining alive (estimated two-year overall survival of 77%) at a median follow-up of 1.9 years post-infusion which compares favorably with HSCT outcomes for risk-matched AML/MDS patients post-HSCT [median LFS of nine to 15 months and two-year survival probability of 42%].

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

In this trial, the multiTAA-specific T cell therapy was well tolerated, with no drug-related serious adverse events and no instances of greater than Grade 2 acute graft-versus-host disease or moderate-severe chronic GVHD. The maximum grade treatment-related adverse event was seen in one patient in the adjuvant disease group who had a possibly drug-related Grade 3 elevation of liver enzymes but was treated with prednisone with complete resolution. After discontinuing treatment and receiving decitabine, the patient relapsed and later re-enrolled in the trial in the active disease group and entered CR for 13 months and survived for 2.5 years.

Pancreatic Cancer

In May 2020, we reported interim data from an ongoing Phase 1/2 clinical trial of the multiTAA-specific T cell therapy for the treatment of pancreatic adenocarcinoma being conducted by BCM. In 2020, we reported that in this trial, BCM administered multiTAA-specific T cells to a total of 31 patients with advanced or borderline resectable pancreatic adenocarcinoma in three arms: 13 patients in Arm A, which included patients with unresectable/metastatic disease who were responding to standard first-line chemotherapy; 12 patients in Arm B, which included patients with progressive disease or therapy intolerance; and eight patients in Arm C, which includes patients with surgically resectable disease.

Overall, we have observed a clinical benefit correlated with the detection of tumor-reactive T cells in patient peripheral blood (Arms A, B and C) and within tumor biopsy samples (Arm C) post-infusion. No cytokine release syndrome or neurotoxicity has been observed in any arm of the trial to date.

Arm A was designed to evaluate the safety and potential efficacy of using multiTAA-specific T cell therapy as part of first-line treatment for patients with pancreatic cancer. These patients in the chemo-responsive arm have completed at least three months of standard-of-care chemotherapy (gemcitabine/nab-paclitaxel or FOLFIRINOX), which is the period during which a response to chemotherapy would typically occur, before receiving up to six administrations of multiTAA-specific T cell therapy in conjunction with chemotherapy.

●	Out of the 13 evaluable patients (best overall response):
o	four patients experienced objective responses after administration of multiTAA-specific T cells;
o	one patient experienced a radiographic complete response occurring at month nine after starting chemotherapy;
o	three patients experienced partial responses per RECIST occurring at six-nine months after starting chemotherapy;
o	six patients experienced stable disease;
o	one patient experienced a mixed response.
●	Patients had durable cancer control with nine of the 13 patients exceeding historical control of overall survival;
●	Five patients enrolled in the study were not administered multiTAA-specific T cells, either because of disease progression (four patients) which made them ineligible for treatment, or because insufficient starting material from the patient was available for manufacturing (one patient);
●	Evidence of epitope-spreading was observed in all responders, suggesting that the multiTAA-specific T cell therapy triggered the recruitment of a broader endogenous immune system response for improved anti-tumor activity;
●	No infusion-related reactions, cytokine release syndrome or neurotoxicity was observed;

In patients responding to therapy, significant expansion of the infused multiTAA-specific T cell therapy was observed.

Lymphoma

BCM evaluated the multiTAA-specific T cell therapy (5 TAA product) in a Phase 1 clinical trial for the treatment of patients with lymphoma. A total of 32 patients received two protocol-specified infusions of multiTAA-specific T cells, 14 with Hodgkin lymphoma, or HL, and 18 with aggressive non-Hodgkin lymphoma, or NHL, [diffuse large B-cell lymphoma, or DLBCL, (n=12), mantle cell lymphoma, or MCL, (n=2), T-cell lymphoma (n=3) and composite lymphoma (HL and DLBCL, n=1)].

As reported in a recent publication by Vasileiou et al., BCM had treated 15 patients with active disease (active lymphoma group), all of whom had completed a follow-up period beyond three months post-infusion. These patients were heavily pre-treated and had failed a median of five prior lines of therapy (range four to eight) for the HL patients and a median of three prior lines of therapy (range three to four) for the NHL patients. As illustrated below, in the active lymphoma group, six patients entered CR and nine patients had experienced stable disease. None of the patients in CR had relapsed, and the range for the duration of CR in these patients was between two and over five years after being infused with the multiTAA-specific T cell therapy with the exception of one patient who died of an unrelated pneumonia while in a CR. Responses in all six patients who entered CR were associated with an expansion of infused T cells, as well as induction of broad-based antigen spreading across many tumor-associated antigens.

BCM also treated 17 patients, including one patient who was treated a second time after a relapse, in remission (adjuvant lymphoma group). Like the active lymphoma group, these patients were heavily pre-treated with seven patients with HL treated with a median of 4 prior lines of therapy (range three to five) and 10 patients with NHL with a median of three prior lines of therapy (range one to five). As illustrated below, in the adjuvant lymphoma group, all 17 patients had entered CR, with 14 patients in continued complete remission, or CCR, without relapsing. The duration of response ranged from approximately nine months to over five years.

In both treatment groups, the multiTAA-specific T cell therapy was well tolerated, with no drug-related serious adverse events.

Process Development and Manufacturing of the MultiTAA-Specific T Cell Therapies

In the manufacturing process, blood is drawn from either the individual patient (in the case of the autologous T cells) or from a healthy donors/commercially available leukapheresis material (in the case of the OTS program). Although the T cells that are selected and expanded by our process exist in a patient’s circulating blood, these T cells are often present at very low frequencies. Researchers at BCM believe that these T cells are adversely affected by the suppressive tumor microenvironment. It is a well-accepted concept that cancers not only evade immune detection but often actively suppress the function of the human immune system. Our manufacturing and culturing process is intended to (1) identify the T cells specific for the antigens that we intend to target, (2) restore these T cells to functionality with respect to their anti-tumor capability and (3) expand the population of those T cells specific for our targets to achieve the required patient dose.

After blood is drawn, PBMCs are isolated and used to manufacture a patient-specific product. These cells are placed inside a G-Rex manufacturing device and combined with an experimentally optimized mix of GMP-grade cytokines that is used to restore and enhance the functional capability of the cultured T cells. In addition, libraries of overlapping peptides, which we refer to as peptide pools, are added to the cell culture. Each peptide within a peptide pool represents a small segment of a target antigen, which a T cell might recognize. Each library represents the entire protein sequence of a target antigen, with each peptide overlapping significantly with the peptides adjacent to it within the antigen’s protein sequence. This overlapping structure allows us to isolate, activate and expand any T cell that is specific for any segment of the antigens that we target in the unique genetic background of every patient.

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

Inside the G-Rex, PBMCs, including T cells and antigen-presenting cells, are exposed to the stimulating peptide pools. This results in the selective expansion of T cells that specifically recognize the target antigens. At the end of the manufacturing process, the resulting product is a mix of helper (CD4+) and cytotoxic (CD8+) T cells that recognize the targeted antigens.

Once cell manufacturing is complete, the product is tested for identity, sterility, phenotype and functionality before it is released for infusion into a patient. Sampling of product indicates that, on average, approximately 4,000 different T cell clonotypes are present in a typical 5-antigen-specific patient product.

Upon release of the final patient product, the cells are frozen and transported to the site where the cells will be administered. The standard dose for patients with lymphoma ranges from 100 to 400 million cells per adult patient.

Manufacturing

The manufacturing process was originally developed at Baylor College of Medicine, where we also conducted our clinical trials. In 2021, we validated an additional manufacturing site (now Cell Ready) for our multiTAA-specific T cell products.

On June 26, 2023, we completed the transaction with Cell Ready, LLC, or Cell Ready, pursuant to a Purchase Agreement, or the Cell Ready Purchase Agreement, dated May 1, 2023, by and between us and Cell Ready. Pursuant to the Cell Ready Purchase Agreement, effective as of the Closing Date, we (i) assigned to Cell Ready the leases for our two manufacturing facilities in Houston, Texas, or the Manufacturing Facilities, (ii) sold to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assigned to Cell Ready our rights, title and interest in any contracts related to the equipment and Manufacturing Facilities (collectively referred to as the “Purchased Assets”). Cell Ready acquired the Purchased Assets for total consideration of $19.0 million.

On February 22, 2024, we entered into a Master Services Agreement for Product Supply, or MSA, with Cell Ready. Cell Ready, which is owned by one of our directors and shareholders, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). Under the MSA, it is anticipated Cell Ready will perform a wide variety of services for us, including research and development, and manufacturing in support of our clinical trials. Pursuant to the MSA, the Company may contract with Cell Ready for the provision of various products and services from time to time by entering into work orders with Cell Ready. If the services involve the supply of product, Cell Ready is required to supply such product in conformance with the product requirements set forth in the applicable work order(s). Under the MSA, Cell Ready is to use only personnel with sufficient qualifications and experience to supply the services contemplated by the MSA, provide its personnel with adequate training and assume full responsibility for its personnel’s compliance with the MSA. Further, Cell Ready is required to provide the Company with assistance and cooperation in order for the Company to obtain and maintain all necessary regulatory approvals, at the Company’s expense.

Competition

We face competition from numerous pharmaceutical and biotechnology companies, as well as from academic institutions, private and public research institutions, and government agencies. Treatment of relapsed patients with lymphoma remains a challenge with relatively low overall survival rates. To date, there are four CD19-directed CAR T cell therapies (Yescarta, Kymriah, Tecartus, and Bryanzi) approved for patients with relapsed lymphoma. However, up to 60% of CD19 CAR T cell treated patients will relapse, particularly in the third line setting (Chong EA et al, N Engl J Med, 2021). This highlights a significant unmet medical need for alternative and more effective treatments. Our multiTAA-specific T cell drug candidates may compete with product candidates from a number of companies, which are developing various types of immunotherapies to treat cancer, including non-CD19 targeting CAR T cells that target different antigens beyond CD19, multi-targeted CAR T cells as well as NK-CAR therapies. In addition, bispecific antibodies represent promising therapies for patients with lymphoma and provide competition in the oncology space. To date, MT-601 is the only natural T cell product that targets multiple tumor antigens being explored for CAR relapse patients with lymphoma. Therefore, MT-601 fills a void in the market by providing much needed treatment option to the lymphoma patient population.

We believe that our non-engineered T cell therapy approaches will be synergistic and may improve therapies being developed by potential competitors. Many companies and institutions, either alone or together with their collaborative partners, have substantially greater financial, technical and human resources, and significantly greater experience than we do in the following:

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

In addition, any drug candidate that we successfully develop may compete with existing therapies that have long histories of safe and effective use. Competition may also arise from:

●	other drug development technologies and methods of preventing or reducing the incidence of disease;
●	new small molecules; and/ or
●	other classes of therapeutic agents.

We face, and will continue to face, competition from other companies for collaborative arrangements with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to drug candidates or proprietary technology. These competitors, either alone or with their collaborative partners, may succeed in developing products that are more effective than ours.

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

Trademarks

We currently have pending with the USPTO applications for registration of the trademarks “Marker Therapeutics.” We also have rights to use other names essential to our business. Federally registered trademarks have a perpetual life if they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value to us.

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

Human Resources

Employees

As of December 31, 2023, we had 8 full-time employees. There were 6 in clinical and 2 were in administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Human Capital Resources

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of equity-based compensation awards. We strive to create a diverse environment, and our commitment to diversity, equity and inclusion begins with our leadership team of diverse backgrounds and experiences. 100% of our executive officers are women or self-identify as a member of an underrepresented minority group.

Corporate Information

We were incorporated under the laws of the State of Nevada in 1991 under the name “TapImmune, Inc.” and reincorporated in Delaware in October 2018 under the name “Marker Therapeutics, Inc.” Our principal executive offices are located at 9350 Kirby Drive, Suite 300, Houston, Texas 77054, and our telephone number is (713) 400-6400. Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”.

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

Risks Associated with Our Business

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

●	We are a clinical stage company with a history of operating losses, and we expect losses to continue for the indefinite future. These factors raise substantial doubt regarding our ability to continue as a going concern.
●	All of our product candidates are in clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
●	The results of earlier preclinical and clinical trials may not be predictive of future clinical trial results.
●	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.
●	We are dependent on third-party vendors to maintain and support our manufacturing and cell processing. If any of our third-party vendors experience disruptions, or otherwise cease or substantially reduce their operations, our business and operations could be adversely affected.
●	Our strategic relationship with BCM is dependent, in part, upon our ongoing relationship with key medical and scientific personnel and advisors.

●	Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and the medical community.
●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.
●	If we are unable to protect our proprietary rights, we may not be able to compete effectively or operate profitably.
●	We are subject to extensive regulation, which can be costly, time consuming and can subject us to unanticipated delays. Even if we receive regulatory approval of our product candidates, we will be subject to ongoing quality and regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	The price of our stock may be volatile.

Risks Related to our Financial Position and Capital Needs

We are a clinical stage company with a history of operating losses, and we expect losses to continue for the indefinite future. These factors raise substantial doubt regarding our ability to continue as a going concern.

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

We have no approved products or product candidates pending approval. As a result, we have not derived any revenue from the sales of products and have not yet demonstrated ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. We have no sources of significant revenue to provide incoming cash flows to sustain our future operations. Our ability to pursue our planned business activities depends upon our successful efforts to raise additional financing, which may be adversely impacted by potential worsening global economic conditions, including decades-high inflation and concerns of a recession in the United States or other major markets, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. Weakness and volatility in the capital markets and the economy in general could also increase our costs of borrowing. Such additional financing may not be available on favorable terms, or at all.

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. We expect that our cash and cash equivalents as of December 31, 2023, together with the drawdowns from available grant funds, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary product candidates and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or do not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver.

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

Further, the performance of our CROs may also be interrupted by health epidemics or other disruptions, including due to travel or quarantine policies or prioritization of resources toward such health epidemic or disruption. We could also encounter delays if physicians face unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRB for the institutions in which such trials are being conducted, the Data and Safety Monitoring Board or Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors. Those factors could include failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new technologies and manufactured on a patient-by-patient basis for our multiTAA-specific T cell product candidates we expect that they will have substantial manufacturing costs. In addition, the initial estimates of the clinical cost of development may prove to be inadequate, particularly if clinical trial timing or outcome is different than predicted or regulatory agencies require further testing before approval. For example, we previously experienced temporary delays in enrollment due to the COVID-19 pandemic and in satisfying certain FDA requirements for our clinical study of MT-401 for the treatment of post-transplant AML, and any further delay to our planned timelines for our trial may impact our cost estimates for this trial. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from, Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs may be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex manufacturing and processing steps, the costs of which will be borne by us. Depending on the number of patients we ultimately enroll in our trials, and the number of trials we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments. Further, delays and interruptions to ongoing trials related to global pandemics, as experienced with COVID-19, can increase the duration and costs of such trials. We outsource some of the management of our clinical trials to third parties. Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services, place substantial responsibilities on these parties that, if unmet, could result in delays in, or termination of, our clinical trials. If any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, agents. We cannot be certain that we will successfully recruit enough patients to complete our clinical trials nor that we will reach our primary endpoints. Delays in recruitment, lack of clinical benefit or unacceptable side effects would delay our clinical trials.

We, or our regulators, may suspend or terminate our clinical trials for a variety of reasons. For example, in the fourth quarter of 2019 the FDA placed a clinical hold on our IND of MT-401 for the treatment of patients with post-transplant AML and requested certain information regarding quality and technical specifications for two reagents supplied by third-party vendors that are used in our manufacturing process but not present in the final product infused to patients. In January 2021, the FDA lifted the clinical hold, permitting us to initiate a Phase 2 clinical trial for the treatment of post-transplant AML, with a safety lead-in portion. We completed the safety lead-in portion of the trial in June 2021, and we initiated the remainder of the Phase 2 trial in July 2021. We may voluntarily suspend or terminate our clinical trials at any time if we believe they present an unacceptable risk to the patients enrolled in our clinical trials or do not demonstrate clinical benefit. For example, in November 2019 we elected to suspend our Phase 2 clinical trial of TPIV200 for the treatment of platinum-sensitive advanced ovarian cancer based on an unblinded review of interim results conducted by an independent Data and Safety Monitoring Board, or DSMB. Although the DSMB did not express any safety concerns with respect to TPIV200, we elected to suspend the trial because it did not meet the threshold for probability of clinical benefit based upon our pre-specified criteria. In addition, regulatory agencies may order the temporary or permanent discontinuation of our clinical trials at any time if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements or that they present an unacceptable safety risk to the patients enrolled in our clinical trials.

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

Failure can occur at any time during the clinical trial process. The results of preclinical testing and early clinical trials of our product candidates may not be predictive of the results of larger, later-stage controlled clinical trials. Product candidates that have shown promising results in early-stage clinical trials may still suffer significant setbacks in subsequent clinical trials. Our clinical trials to date have been conducted on a small number of patients in a single academic clinical site for a limited number of indications. We will have to conduct larger, well-controlled trials in our proposed indications at multiple sites to verify the results obtained to date and to support any regulatory submissions for further clinical development of our product candidates. Our assumptions related to our product candidates, such as with respect to lack of toxicity and manufacturing cost estimates, are based on early limited clinical trials and current manufacturing processes and may prove to be incorrect. Several companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles despite promising results in earlier, smaller clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses. We do not know whether any Phase 2, Phase 3, or other clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety with respect to the proposed indication for use sufficient to receive regulatory approval or market our product candidates.

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

The FDA has granted orphan drug designation for MT-401 for the treatment of AML after receiving an allogeneic stem cell transplant and for MT-601 for the treatment of patients with pancreatic cancer. In 2023, MT-401 was also granted orphan drug designation by the Committee for Orphan Medicinal Products of the European Medicines Agency (EMA) for the treatment of patients with AML. We may seek orphan drug designation for other indications or product candidates. Even if we were to obtain orphan drug designation for a product candidate, we may not obtain orphan exclusivity and that exclusivity may not effectively protect the drug from the competition of different drugs for the same condition, which could be approved during the exclusivity period. Additionally, after an orphan drug is approved, the FDA could subsequently approve another application for the same drug for the same indication if the FDA concludes that the later drug is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusive marketing rights in the United States also may be lost if the FDA or European Commission (on the basis of the opinion of the European Medicines Agency, or the EMA), later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition. The failure to obtain an orphan drug designation for any product candidates we may develop, the inability to maintain that designation for the duration of the applicable period, or the inability to obtain or maintain orphan drug exclusivity could reduce our ability to make sufficient sales of the applicable product candidate to balance our expenses incurred to develop it, which would have a negative impact on our operational results and financial condition.

Risks Related to Manufacturing

We rely on third-party vendors and contract manufacturing organizations to maintain and support our manufacturing and cell processing operations.

In July 2021, we opened an in-house cGMP manufacturing facility in Houston, Texas, where we manufactured the clinical supply of our product candidates. On June 26, 2023, we completed the previously announced transaction with Cell Ready, LLC (“Cell Ready”), pursuant to a Purchase Agreement (the “Cell Ready Purchase Agreement”), dated May 1, 2023, by and between us and Cell Ready. Pursuant to the Cell Ready Purchase Agreement, we (i) assigned to Cell Ready the leases for our two manufacturing facilities in Houston, Texas, or the Manufacturing Facilities, (ii) sold to Cell Ready all of the equipment and leasehold improvements at our manufacturing facilities and (iii) assigned to Cell Ready our rights, title and interest in any contracts related to the equipment and manufacturing facilities (collectively referred to as the “Purchased Assets”). On February 22, 2024, we entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready. Cell Ready, which is owned by one of our directors and shareholders, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). Under the MSA, it is anticipated Cell Ready will perform a wide variety of services for us, including research and development, and manufacturing in support of our clinical trials.

Although we expect Cell Ready’s cGMP manufacturing facility to be our primary source of multiTAA-specific T cell therapy-based product candidates and for commercial manufacturing of any products, if approved, we intend to evaluate additional potential third-party manufacturing capabilities in order to provide potential multiple sources of clinical and commercial supply. Even if we can secure multiple sources of clinical and commercial supply, third-party manufacturers, such as Cell Ready, may not be able to meet our needs concerning timing, quantity, or quality and/or may cease or substantially reduce their business. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of any approved products. Any such delay may lower our revenues and potential profitability. If any third-party breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. It is possible that third-parties relied upon by us will change their strategic focus, pursue alternative technologies, or develop alternative product candidates, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs, or for other reasons. The effectiveness of these third parties in marketing their own products may also affect our revenues and earnings. Also, if we enter into additional third-party agreements in the future, we may not be able to negotiate such agreements successfully and, even if established, these relationships may not be scientifically or commercially successful. In the event our relationship with a third-party manufacturer is terminated or substantially reduced for any reason, it is possible we will not be able to identify an alternative third-party manufacturer within a reasonable period of time, if ever, which would have an adverse effect our operations.

Additionally, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, competition with other clients, transportation difficulties and numerous other factors that could prevent us from fully realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our clinical development, commercialization plans and/or general operations. In addition, the manufacturing process for any product candidates that we may develop is subject to the FDA and foreign regulatory authority approval process, and we may need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If our contract manufacturing organizations, or CMOs, ,including Cell Ready, are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize any approved products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Further, we may be required to establish multiple manufacturing facilities to expand our commercial footprint for any approved products, which may lead to regulatory delays or prove costly. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our clinical development and/or commercialization plans.

Our manufacturing process is reliant upon specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. We, our vendors, and contract manufacturing organizations rely or may rely on sole-source vendors or a limited number of vendors, which could impair the manufacture and supply of our product candidates.

We depend on a limited number of vendors for supply of certain materials and equipment used in the manufacture of our multiTAA-specific T cell therapy-based product candidates. For example, in the past, we purchased equipment and reagents critical for the manufacture of our product candidates from Wilson Wolf (a company controlled by our director John Wilson), Almac and other suppliers. Under the Cell Ready MSA, Cell ready is required to obtain all raw materials and components used in the production of our product candidates, other than as specified in applicable works orders delivered under the MSA. Some of our direct or indirect suppliers may not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also may not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may not be able to obtain key materials and equipment to support clinical or commercial manufacturing. Further, the FDA may determine that our manufacturing process, or the materials required for the manufacture of our product candidates, are not acceptable, which would require us to find alternative suppliers or processes, which may not be available on favorable terms, if at all.

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

In the future, we may need to obtain rights to and supplies of specific materials and equipment to be used for the development of our product candidates. For example, our multiTAA-specific T cell manufacturing process is based, in part, upon the G-Rex® cell culture device manufactured by Wilson Wolf, which is used by many cell therapy developers, both in commercial and academic settings. Although we do hold the license to patents from BCM that could be used to prevent third parties from developing similar and competing processes, we do not own any exclusive rights to the G-Rex®. We may not be able to obtain rights to such materials and equipment on commercially reasonable terms, or at all, and if we are unable to alter our process in a commercially viable manner to avoid the use of such materials or find a suitable substitute, it would have a material adverse effect on our business.

The manufacture of our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development. If any of our third-party suppliers, including Cell Ready, encounter such difficulties, the supply of our product candidates for clinical trials, or our product candidates for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

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

Because our autologous multiTAA-specific T cell therapy-based product candidates, MT-601, is manufactured for each particular patient, we will be required to maintain a chain of identity with respect to the patient’s blood cells as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our product candidates from the market. Further, as product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in order to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

We currently have our clinical supply manufactured at Cell Ready’s manufacturing facility, and are working to develop commercially viable processes. Doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

No assurance can be given that we will be able to develop a new, FDA-compliant, more efficient, lower cost manufacturing process upon which our business plan to commercialize multiTAA-based product candidates is dependent.

In cooperation with our current contract manufacturers and suppliers, we developed and have implemented a new nine-day multiTAA-specific T cell manufacturing process for our current as well as future clinical trials using a patient-specific manufacturing approach or using products manufactured from healthy donors (“Off-the-Shelf”). The new manufacturing process marks additional manufacturing improvements compared to the processes used in the BCM Phase 1 and 2 trials (36-day manufacturing time) and our previous AML trial (20-day manufacturing time). The new nine-day manufacturing process enables increased antigen specificity and diversity, which has exhibited a strong linear correlation to anti-tumor activity in vitro. The new process produces a patient product that is four times more potent, with the potential to greatly improve tumor killing. This new, scaled-up, pharmaceutical manufacturing process is new and subject to uncertainties. We cannot guarantee that we will be able to more efficiently and cost effectively, and in a more automated manner produce, measure and control the physical and/or chemical attributes of our product candidates in a cGMP facility. We also have never manufactured our adoptive T cell therapy product candidate on a commercial scale. As a result, we cannot give any assurance that we will be able to establish a manufacturing process that can produce our product candidates at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA premarket approval of our product candidates will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our product candidates meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we or our partners will be able to establish and operate such a production facility.

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

Risks Related to our Reliance on Third Parties

We may not realize the expected benefits from the transaction with Cell Ready.

We may not be able to achieve the full strategic and financial benefits expected to result from the closing of the transaction with Cell Ready, or such benefits may be delayed or not occur at all. In particular, we have made the strategic decision to dispose of our manufacturing facilities and related assets in order to focus on clinical development of the multiTAA-specific T cell therapy-based product candidates in our pipeline. Following the closing of the transaction, we no longer operate our own cGMP manufacturing facility and must rely on Cell Ready and other third parties for the clinical and, if approved, commercial manufacture of our product candidates. Although we entered into an MSA with Cell Ready for manufacturing, among other services, we may not realize the anticipated cost savings associated with contracting out our manufacturing, and research and development requirements. The assumptions we made related to the Cell Ready transaction may prove to be inaccurate, including as to the expected benefits of the transaction and anticipated cost savings. An inability to realize the anticipated benefits of the Cell Ready transaction could have an adverse impact on our business, financial condition and results of operations.

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

We do not have any cGMP manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the cGMP manufacture of our product candidates for clinical development and, if approved, commercial supply. We have entered into a long-term agreement with Cell Ready, pursuant to which Cell Ready will perform a wide variety of services for us, including research and development, and manufacturing in support of our clinical trials. There is no guarantee that we will or have properly estimated our required manufacturing capacities or that the third parties we rely on to provide required machinery and materials for the manufacturing process will be able to perform on our proposed timelines or meet our manufacturing demands, if at all. Also, if we must increase production capacity for any reason, we may need to make considerable investments that could lead to significant financing needs or require us to enter into subcontracting agreements in order to outsource part of the production.

If Cell Ready or any other third-party contract manufacturing organization on which we rely ceases or reduces its business or experiences capacity constraints, other disruptions, or delays in manufacturing our multiTAA-specific T cell therapy-based product candidates, our planned clinical trials and necessary manufacturing capabilities will be disrupted or delayed. Third-party manufacturers may not be able to meet our needs concerning timing, quantity, or quality. Additionally, Cell Ready may engage, be engaged by, or otherwise enter into arrangements with our competitors. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of any approved products. Any such delay may lower our revenues and potential profitability. If any third-party breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. It is possible that third parties relied upon by us will change their strategic focus, pursue alternative technologies, or develop alternative product candidates, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs, or for other reasons. The effectiveness of these third parties in marketing their own products may also affect our revenues and earnings. We intend to continue to enter into additional third-party agreements in the future. However, we may not be able to negotiate any additional agreements successfully. Even if established, these relationships may not be scientifically or commercially successful.

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

Our multiTAA-specific T cell therapy has been developed through our collaboration with the Center for Cell and Gene Therapy at BCM, founded by Malcolm K. Brenner, M.D., Ph.D., a recognized pioneer in immuno-oncology. Our strategic relationship with BCM is dependent, in part, on our relationship with certain key employees and advisors, some of whom serve on our Scientific Advisory board, and in particular Dr. Vera, our founder, President and Chief Executive Officer and Principal Financial and Accounting Officer. If Dr. Vera discontinues his employment with us, our relationship with BCM may deteriorate, and our business could be harmed. We may also be dependent on BCM facilities and personnel to conduct research and development and manufacturing activities in the future.

Although we have an exclusive license agreement with BCM under which we received a worldwide, exclusive license to BCM’s rights in and to three patent families to develop and commercialize the multiTAA-specific T cell product candidates, we will need to enter into additional agreements with BCM with respect to (i) a strategic alliance to advance preclinical research, early stage clinical trials, and clinical trials with respect to our product candidates, as well as continued access to our clinical data, and (ii) support, including personnel and space at the institution for the foreseeable future. Any delays in entering into new strategic agreements with BCM related to our product candidates could delay the development, manufacture, and clinical trials of our product candidates.

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

Our strategy includes eventual substantial reliance upon strategic collaborations for marketing and commercialization of our product candidates, and we may rely even more on strategic collaborations for research, development, marketing and commercialization of our other immunotherapies. If we are unsuccessful in securing such strategic collaborations, we may be unable to commercialize any approved products as we have not yet licensed, marketed or sold any of our immunotherapies or entered into successful collaborations for these services in order to ultimately commercialize our immunotherapies. Establishing strategic collaborations is difficult and time-

consuming. Our discussions with potential collaborators may not lead to the establishment of collaborations on favorable terms, if at all. Potential collaborators may reject collaborations based upon their assessment of our financial, clinical, regulatory or intellectual property position. If we successfully establish new collaborations, these relationships may never result in the successful development or commercialization of our immunotherapies or the generation of sales revenue. To the extent that we enter into co-promotion or other collaborative arrangements, our product revenues are likely to be lower than if we directly marketed and sold any products that we may develop.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific, and medical personnel and consultants, including Juan Vera, M.D., our President, Chief Executive Officer, and Principal Financial and Accounting Officer, as well as others. The loss of the services of any of our executive officer, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm to our business. We have a priority to quickly train additional qualified scientific and medical personnel to ensure the ability to maintain business continuity. Any delays in training such personnel could delay the development, manufacture, and clinical trials of our product candidates.

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

We do not currently have an organization for the sale, marketing and distribution of any approved products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any products approved by the FDA or comparable foreign regulatory authorities, we must build our sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and may not become profitable. We will be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third - party to perform sales and marketing functions, we may be unable to compete successfully against these more established companies.

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

Potential competitors in the market for treating hematological malignancies include numerous pharmaceutical and biotechnology companies, as well as academic institutions, private and public research institutions, and government agencies. Treatment of relapsed patients with lymphoma remains a challenge with relatively low overall survival rates. To date, there are four CD19-directed CAR T cell therapies (Yescarta, Kymriah, Tecartus, and Bryanzi) approved for patients with relapsed lymphoma. However, up to 60% of CD19 CAR T cell treated patients will relapse, particularly in the third line setting (Chong EA et al, N Engl J Med, 2021). This highlights a significant unmet medical need for alternative and more effective treatments. Our multiTAA-specific T cell drug candidates may compete with product candidates from a number of companies, which are developing various types of immunotherapies to treat cancer, including non-CD19 targeting CAR T cells that target different antigens beyond CD19, multi-targeted CAR T cells as well as NK-CAR therapies. In addition, bispecific antibodies represent promising therapies for patients with lymphoma and provide competition in the oncology space. To date, MT-601 is the only natural T cell product that targets multiple tumor antigens being explored for CAR relapse patients with lymphoma. Therefore, MT-601 fills a void in the market by providing much needed treatment to patient population. Current and potential competitors may have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection that we may need for the development of our technologies and product candidates.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or third-line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our research and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. We do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of treatable patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect our lead product candidate to initially target patients with lymphoma that relapsed after anti-CD19 CAR T cell therapy. Even if we obtain significant market share for our product candidates, because the potential target populations might be small, we may not achieve profitability without obtaining regulatory approval for additional indications, and we may spend large amounts of money trying to obtain approval for product candidates that have an uncertain commercial market.

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could inhibit or prevent the commercialization of products we develop, alone or with collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no insurance coverage. While we obtained clinical trial insurance for our clinical trials, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

The multiple roles of Dr. Vera, our President, Chief Executive Officer, and Principal Financial and Accounting Officer, could limit his time and availability to us, and create, or appear to create, conflicts of interest.

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

In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability and it is uncertain how much protection, if any, will be given to the patents we have licensed from a licensor if either the licensor or we attempt to enforce the patents and/or if they are challenged in court or in other proceedings, such as oppositions, invalidations, or like proceedings, which may be brought in foreign jurisdictions to challenge the validity of a patent. A third - party may challenge our patents, if issued, or the patent rights that we license from others in the courts or patent offices in the United States and abroad. It is possible that a competitor may successfully challenge our patents or that a challenge will result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our products and product candidates. Moreover, the cost of litigation to defend the validity of patents and to prevent or remedy infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, it is possible that competitors may infringe our patents or successfully avoid them through design innovation. To stop violation of our patent rights, we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources, even if we were successful in stopping or remedying the violation of our patent rights. In addition, there is a risk that a court would decide that our patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of our patents was upheld, a court would refuse to stop the other party on the ground that its activities are not covered by, that is, do not infringe, our patents.

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

If we, our licensing partners, or any potential future collaborator initiates legal proceedings against a third - party to enforce a patent directed to one of our product candidates, the defendant could counterclaim that the patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, non-obviousness or enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they are no longer directed to our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensor invalid or could prevent a patent from issuing from one or more of our pending patent applications. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business development.

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

For example, the complexity and uncertainty of European patent laws have also increased in recent years. In Europe, a new unitary patent system was introduced by the end of 2023, which significantly impacts European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court, or UPC. As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We are a party to license agreements with BCM that impose, and we may enter into additional licensing arrangements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Our rights to use the licensed intellectual property are subject to the continuation of and our compliance with the terms of these agreements. Disputes may arise regarding our rights to intellectual property licensed to us from a third - party, including but not limited to:

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

Such laws include:

●	the federal Anti-Kickback Statute which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
●	the federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals)(such as physician assistants and nurse practitioners) and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members; and
●	analogous state, local, and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third - party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; state and local “drug takeback” laws and regulations; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

For example, the ACA was enacted in the United States in March 2010, with the stated goals of containing healthcare costs, improving quality and expanding access to healthcare, and includes measures to change health care delivery, increase the number of individuals with insurance, ensure access to certain basic health care services, and contain the rising cost of care. There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how such challenges and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

The listing of our common stock on Nasdaq does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price at which our shares of common stock, depending on many factors, some of which are beyond our control and may not be related to our company or our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

●	price and volume of fluctuations in the overall stock market from time to time;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	the thinly traded nature of our common stock;
●	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;
●	results of our preclinical studies and clinical trials or delays in anticipated timing;
●	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock , or sales of large blocks of our stock and sales by insiders and our institutional investors;
●	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;
●	announcements of acquisitions, mergers or business combinations;
●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	general economic conditions and trends, including changes in interest rates, and other national and global conditions, including pandemics and related global economic uncertainty;
●	major catastrophic events;
●	departures of key personnel;
●	events affecting BCM, Cell Ready or any future collaborators;
●	announcements of new product candidates or technologies, commercial relationships or other events , including the results of clinical trials, or variations in our quarterly operating results;
●	regulatory developments in the United States and other countries , including changes in the structure of healthcare payment systems, or other positive and negative events relating to healthcare and the overall pharmaceutical and biotechnology sectors;
●	failure of our common stock to maintain listing requirements on Nasdaq;
●	the outcome of any litigation to which we are a party;
●	changes in accounting principles; and

●	discussion of our company or our stock price by the financial and scientific press and in online investor communities.

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

We expect to continue to incur drug development and sale, general and administrative costs. Until such time, if ever, as we can generate substantial product revenue, we expect to fund our cash requirements through a combination of equity offerings, debt financings and potential collaboration, license and development agreements. We do not currently have a committed external source of funds, but have entered into the ATM agreement under which we may sell shares. To the extent that we sell equity securities or convertible debt securities, including under the ATM agreement, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. The sale or the proposed sale of substantial amounts of our common stock or other equity securities in the public markets may adversely affect the market price of our common stock. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

As of December 31, 2023, we had 8.9 million shares of our common stock issued and outstanding (as adjusted for the Reverse Stock Split). Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of December 31, 2023, there were outstanding options for an aggregate of approximately 0.7 million shares of common stock at a weighted average exercise price of $25.42 per share (each as adjusted for the Reverse Stock Split). We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

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

In particular, severe ransomware attacks are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of sensitive data, reputational harm, and diversion of funds. Extortion payments may alleviate some of the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Additionally, future pandemics could pose increased risks to our information technology systems and data if our employees are required to work from home, utilizing network connections outside our premises. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

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

If we (or a third - party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, including: government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing data (including personal data); litigation (including class actions); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders; such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse consequences. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from claims related to our data privacy and security obligations. We have cybersecurity insurance for a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. We also maintain property and casualty insurance that may cover restoration of data, certain physical damage or third-party injuries caused by potential cybersecurity incidents. However, damage and claims arising from such incidents may not be covered or may exceed the amount of any insurance available. Additionally, we cannot be sure that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

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

In the event of a major hurricane or other serious weather event or catastrophic event such as fire, power loss, cyberattack, war, terrorist attack or epidemic or pandemic that impacts the facilities of any third parties on which we may rely, we may be unable to continue our operations and may experience delays in our manufacturing process and shipment of clinical supply to trial sites or interruptions in our clinical trials and research activities, all of which could delay our development plans and materially harm our business, results of operations and prospects.

Our business and operations could be adversely affected by the effects of health epidemics, including pandemics.

Our business and operations could be adversely affected by the effects of health epidemics, as was recently experienced in connection with the COVID-19 virus, which was declared by the World Health Organization as a global pandemic.

Remote work policies, quarantines, shelter-in-place and similar government orders, shutdowns or other restrictions on the conduct of business operations related to the pandemics or other health epidemics may negatively impact productivity. For instance, the COVID-19 pandemic disrupted our ongoing research and development activities and delayed certain of our clinical programs and timelines. In addition, although our employees are accustomed to working remotely, changes in internal controls due to remote work arrangements may result in control deficiencies in the preparation of our financial reports, which could be material. Such orders may also impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain and could affect our ability to conduct ongoing and planned clinical trials and preparatory activities.

Health epidemics may also affect the conduct of our clinical trials. Although we are enrolling patients and initiating clinical sites in our Phase 2 trial of MT-401 (zedenoleucel) for post-transplant AML, we previously experienced temporary delays in enrollment due to the COVID-19 pandemic and in satisfying certain FDA requirements to move forward with the trial, which together resulted in a delay in our overall timelines for this trial. Our ongoing and future clinical trials may be also affected by future pandemics. Patient enrollment and clinical site initiation, while ongoing, may be delayed due to prioritization of hospital resources toward pandemics or other health emergencies, if they arise. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, we may be unable to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to health epidemics, which would adversely impact clinical trial operations.

The extent to which future pandemics impact our business and operations, including our clinical development and regulatory efforts, will depend on future developments that are highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration and effect of any future business disruptions in the United States and other countries to contain and treat patients with the disease. Accordingly, we do not yet know the full extent of potential delays or impacts on our business, our clinical and regulatory activities, healthcare systems or the global economy as a whole. However, these impacts could adversely affect our business, financial condition, results of operations and growth prospects and may also have the effect of heightening many of the other risks and uncertainties described in this “Risk Factors” section.

Unfavorable global political or economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in recent years the COVID-19 pandemic, decades-high inflation and concerns about an economic recession in the United States or other major markets resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. The Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and is expected to continue to raise rates. Higher interest rates, coupled with reduced government spending and volatility in financial markets, including with respect to foreign exchange, may increase economic uncertainty. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including our ability to raise additional capital when needed on acceptable terms, if at all. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. In addition, military conflicts such as between Russia and Ukraine could disrupt or otherwise adversely impact our operations and those of third parties upon which we rely, although we have not experienced any such disruption to date. Related sanctions, export controls or other actions have been or may in the future be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.), which could adversely affect our business and/or our supply chain, our CROs, CMOs and other third parties with whom we conduct business. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We expect the third-party vendors that provide our IT services to use various tools and methodologies to manage cybersecurity risk and to monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We expect to require third-party service providers with access to personal, confidential or proprietary information to implement and maintain cybersecurity practices consistent with applicable legal standards and industry best practices.

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share.

Cybersecurity Governance and Oversight

Our board of directors addresses our cybersecurity risk management as part of its general oversight function.

Our cybersecurity risk assessment and management processes are implemented and maintained by various members of our management team, third party service providers and other employees, who we believe have a combination of relevant expertise, experience, education and training.

Certain members of our management team are responsible for hiring appropriate personnel and third-party IT service providers, helping to integrate cybersecurity risk considerations into our overall risk management strategy, communicating key priorities to relevant personnel, approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including in some cases to our executive team. Our cybersecurity incident management team, and other individuals as needed, work to help us mitigate and remediate cybersecurity incidents of which we are notified. In addition, our incident response processes include a procedure for reporting certain cybersecurity incidents to the board of directors.

The board of directors receives regular reports from management concerning our cybersecurity risk management program. The board also receives various summaries and/or presentations related to cybersecurity threats, risks and mitigation.

ITEM 2. PROPERTIES

We do not own any real estate or other properties. We do not directly lease any property but utilize office space through our service agreements with Cell Ready at 9350 Kirby Drive, Suite 300, Houston, Texas 77054, which is also our principal business office.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”. As of March 18, 2024, we had 36 stockholders of record, whom are holding shares. The price of our common stock on March 18, 2024 was $4.43 per share.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not record any issuances of unregistered securities during the fourth quarter of 2023.

Issuer Repurchase Of Equity Securities

We did not repurchase any equity securities.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as of December 31, 2023 and December 31, 2022 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. We developed our lead product candidates from our multiTAA-specific T cell technology, which is based on the manufacture of non-engineered, tumor-specific T cells that recognize multiple tumor-associated antigens, or TAAs. MultiTAA-specific T cells are able to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. When infused into a patient with cancer, the multiTAA-specific T cells are designed to kill cancer cells expressing the TAA and potentially recruit the patient’s immune system to participate in the cancer killing process.

We licensed the underlying technology for multiTAA-specific T cell therapy from Baylor College of Medicine, or BCM, in March 2018. BCM had utilized the therapy in seven exploratory clinical trials. In these studies, BCM treated over 150 patients suffering from a variety of cancers including lymphoma, multiple myeloma, acute myeloid leukemia, or AML, acute lymphoblastic leukemia, or ALL, pancreatic cancer, breast cancer and various sarcomas. In those studies, BCM saw evidence of clinical benefit, expansion of infused cells, and decreased toxicity compared to other cellular therapies.

We are advancing two product candidates for 3 clinical indications as part of our multiTAA-specific T cell program for:

●	Autologous multiTAA product for the treatment of lymphoma and pancreatic cancer (MT-601)
●	Off-the-Shelf (OTS) product in various indications (e.g., MT-401-OTS)

We do not genetically engineer our multiTAA-specific T cell therapies and we believe that our product candidates are superior to T cells engineered with chimeric antigen receptors, or CAR-T, for several reasons including:

●	Multiple targets → enhanced tumoricidal effect→ minimized tumor immune escape

●	Clinical safety → no treatment-related side effects, including cytokine release syndrome (CRS) or other severe adverse effects (SAEs), were attributed to the use of multiTAA-specific T cell therapies to date

●	Non-genetically engineered T cell products → no risk of mutagenesis and reduced manufacturing complexity → lower cost

For these reasons, we believe our endogenous T cell receptor-based therapies may provide meaningful clinical benefit and safety to patients with both hematological and solid tumors.

We believe that the simplicity of our manufacturing process allows additional modifications to expand multiTAA-specific T cell recognition of cancer targets. For example, we are assessing the potential of combining multiTAA-specific T cell products with other products.

Reverse Stock Split

On January 24, 2023, our board of directors approved the filing of a certificate of amendment to our amended and restated certificate of incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect the one-for-ten (1:10) Reverse Stock Split of our outstanding common stock and a reduction in the total number of authorized shares of our common stock from 300,000,000 to 30,000,000 (the “Shares Reduction”). The Amendment became effective at 5:00 p.m. Eastern Time on January 26, 2023.

Pursuant to the Amendment, at the effective time of the Amendment, every ten (10) shares of our issued and outstanding common stock was automatically combined into one (1) issued and outstanding share of common stock and the authorized shares of our common stock was reduced from 300,000,000 to 30,000,000, without any change in par value per share. The Reverse Stock Split affected all shares of our common stock outstanding immediately prior to the effective time of the Amendment. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders of record who would otherwise be entitled to receive a fractional share received a cash payment in lieu thereof. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all stock options and warrants issued by us and outstanding immediately prior to the effective time of the Amendment, which resulted in a proportionate decrease in the number of shares of our common stock reserved for issuance upon exercise or vesting of such stock options and warrants and a proportionate increase in the exercise price of all such stock options and warrants. In addition, the number of shares reserved for issuance under our equity compensation plans immediately prior to the effective time of the Amendment were reduced proportionately. All share and per share amounts of common stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the one-for-10 (1:10) Reverse Stock Split.

Financial Overview

Research and Development Expenses

Our research and development expenses are primarily costs associated with our clinical trials, including compensation, share-based compensation expense and benefits for employees and selected consultants, manufacturing expenses and fees paid to third parties.

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

In addition, the potential for success of each product candidate will depend on numerous factors, including clinical trial outcomes, acceptance by regulatory authorities, competition, manufacturing capability and commercial viability. We determine which programs to pursue and how much to fund each program in response to ongoing scientific assessments, competitive developments, clinical trial results, as well as an assessment of each product candidate’s commercial potential. We anticipate our clinical trial costs will continue to increase over the next several years due to increased spending on the clinical development and manufacturing of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel costs, including share-based compensation, legal fees relating to patent and corporate matters, insurance costs, consulting and professional fees, audit and investor relations.

Income Taxes

We recognized $4,000 in state tax expense for the year ended December 31, 2023 and none for the year ended December 31, 2022.

Other Income (Expense)

Other income (expense), net consists of interest income and arbitration settlement expenses.

Results of Operations For the Years Ended December 31, 2023 and 2022

The following table summarizes the results of our continuing operations (rounded to the thousand except for per share amounts) for the years ended December 31, 2023 and 2022, together with the changes to those items:

	For the Years Ended
	December 31,
	2023	2022	Change
Revenues:
Grant income	$3,311,000	$3,514,000	$(203,000)	(6)%
Total revenues	3,311,000	3,514,000	(203,000)	(6)%
Operating expenses:
Research and development	10,417,000	11,968,000	(1,551,000)	(13)%
General and administrative	7,476,000	11,336,000	(3,860,000)	(34)%
Total operating expenses	17,893,000	23,304,000	(5,411,000)	(23)%
Loss from operations	(14,582,000)	(19,790,000)	5,208,000	(26)%
Other income (expenses):
Arbitration settlement	—	(233,000)	233,000	(100)%
Interest income	539,000	248,000	291,000	117%
Loss from continuing operations before income taxes	(14,042,000)	(19,775,000)	5,733,000	(29)%

Revenue

We did not generate any revenue during the years ended December 31, 2023 and 2022, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401. During the years ended December 31, 2023 and 2022, respectively, we recognized $2.7 million and $3.4 million of revenue associated with the CPRIT grant.

On September 13, 2022, we received notice from the FDA that we had been awarded a $2.0 million grant from the FDA’s Orphan Products Grant program to support our Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. During the years ended December 31, 2023 and 2022, we recognized $0.4 million and $0.1 million of revenue associated with the FDA grant, respectively.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. During the year ended December 31, 2023, we recognized $0.2 million of revenue associated with the SBIR grant.

All funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

Operating Expenses

Operating expenses incurred during the fiscal year ended December 31, 2023 were $17.9 million compared to $23.3 million in the prior year. Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expense

Research and development expenses or clinical trial costs decreased by 13% to $10.4 million for the year ended December 31, 2023, compared to $12.0 million for the year ended December 31, 2022, mainly as a result of the Cell Ready transaction.

The decrease of $1.6 million in 2023 was primarily attributable to the following:

●	decrease of $2.1 million in process development expenses,
●	decrease of $0.8 million in AML Phase 2 clinical trial expenses, offset by
●	increase of $1.3 million in Cell Ready (outsourced) clinical manufacturing costs and process development expenses.

General and Administrative Expenses

General and administrative expenses decreased by 34% to $7.5 million for the year ended December 31, 2023 from $11.3 million during the prior period.

The decrease in general and administrative expenses of $3.8 million mainly comprised the following:

●	decrease of $3.2 million in headcount-related expenses, including stock-based compensation expense and net of severance expense,
●	decrease of $0.6 million in rent and utilities expense, primarily as a result of the Cell Ready transaction, including its assumption of facility leases,
●	decrease of $0.6 million in legal and professional fees,
●	decrease of $0.2 million in insurance expense, offset by
●	increase of $0.8 million in consulting expenses.

In 2023, the Company implemented changes to its organizational structure due to the transaction with Cell Ready and to reduce operational costs. In connection with these changes, the Company reduced headcount, including the separation of its former Chief Executive Officer, Peter Hoang, in May 2023 and its former Chief Accounting Officer, Michael Loiacono, in June 2023. During the second quarter of 2023, the Company recorded $0.9 million of severance and termination-related costs. The payments of these costs were completed in July of 2023. Effective May 1, 2023, the Company’s board of directors appointed Dr. Juan Vera as the Company’s President and Chief Executive Officer.

Effective June 30, 2023, the board of directors appointed Eliot M. Lurier as the Company’s Interim Chief Financial Officer, whereby Mr. Lurier provided consulting services to the Company pursuant to a consulting between the Company and Danforth Advisors, LLC (“Danforth”) and received no compensation directly from the Company. On November 17, 2023, the Company terminated the consulting agreement between the Company and Danforth, effective January 16, 2024.

On November 17, 2023, Mr. Lurier ceased serving as the Company’s Interim Chief Financial Officer and Dr. Vera was appointed as the Company’s Principal Financial and Accounting Officer.

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

Interest Income

Interest income was $0.5 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss from continuing operations

The decrease in our net loss from continuing operations during the year ended December 31, 2023 compared to the year ended December 31, 2022 was due to higher grant income and related party service revenue, cost reductions in our research and development activities and moderate stabilization of our clinical trial activities. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our multiTAA T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited revenue associated with grants to fund research. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof, grants, and more recently through the cash proceeds received from the Cell Ready transaction and additional grants to fund research.

The following table sets forth our cash and cash equivalents and working capital as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$15,111,000	$11,782,000
Working capital	$14,053,000	$8,837,000

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31,
	2023	2022
Continuing operations:
Net cash used in operating activities	$(10,341,000)	$(21,513,000)
Net cash provided by financing activities	1,105,000	202,000
Discontinued operations
Net cash used in operating activities	(6,099,000)	(5,459,000)
Net cash provided by (used in) investing activities	$18,664,000	$(4,945,000)
Net increase (decrease) in cash and cash equivalents	$3,329,000	$(31,715,000)

Continuing Operations

Operating Activities

Net cash used in operating activities from continuing operations during the year ended December 31, 2023 was $10.3 million. The use of cash primarily related to our net loss from continuing operations of $14.0 million, partially offset by a $2.8 million increase from changes in assets and liabilities and $0.9 million of stock-based compensation.

Net cash used in operating activities from continuing operations during the year ended December 31, 2022 was $21.5 million. The use of cash primarily related to our net loss from continuing operations of $19.8 million and a $4.7 million decrease from changes in assets and liabilities. This decrease was partially offset by $3.3 million of stock-based compensation.

Financing Activities

Net cash provided by financing activities was $1.1 million and $0.2 million during the years ended December 31, 2023 and 2022, respectively, primarily due to the net proceeds received from sale of common stock through the ATM Agreement as well as the exercise of stock options.

Discontinued Operations

Operating Activities

Net cash used in operating activities from discontinued operations during the year ended December 31, 2023 was $6.1 million, which primarily related to our net loss from discontinued operations of $3.0 million, which is net of $2.5 million in revenue for which cash had been received in the prior period.

Net cash used in operating activities from discontinued operations during the year ended December 31, 2022 was $5.5 million, which primarily related to our net loss from discontinued operations of $10.2 million, partially offset by cash received in advance of related party revenue recorded.

Investing Activities

Net cash provided by investing activities from discontinued operations for the year ended December 31, 2023 was $18.7 million primarily due to the proceeds from the Cell Ready transaction, net of transaction costs.

Net cash used in investing activities from discontinued operations was $4.9 million for the year ended December 31, 2022. $1.3 million in purchases of property and equipment for the year ended December 31, 2022 were comprised of laboratory equipment along with $0.1 million of computers, software and equipment and $0.1 million of furniture and fixtures. $3.5 million of purchases in construction in progress related to a second modular cleanroom and the continued buildout of our former manufacturing facility.

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

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the CPRIT to support the Company’s Phase 2 clinical trial of MT-401. The CPRIT award is intended to support the adjuvant arm of the Company’s Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group. Through the date of this filing, the Company has received $6.8 million of funds from the CPRIT grant. The Company recorded $2.7 million of grant income related to the CPRIT grant as revenue for the year ended December 31, 2023 and at December 31, 2023, the Company recorded $0.5 million of grant income receivable.

On September 13, 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. The Company recorded $0.4 million of grant income related to the FDA grant as revenue for the year ended December 31, 2023 and at December 31, 2023, the Company recorded $0.3 million of grant income receivable. In February 2024, the Company received $0.3 million of funds from the FDA grant.

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. The Company recorded $0.2 million of grant income related to the SBIR grant as revenue for the year ended December 31, 2023 and at December 31, 2023, the Company recorded $0.2 million of grant income receivable. In February 2024, the Company received $0.2 million of funds from the SBIR grant.

All funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

As of December 31, 2023, we had working capital of $14.1 million, compared to working capital of $8.8 million as of December 31, 2022. Operating expenses incurred during the fiscal year ended December 31, 2023 were $17.9 million compared to $23.3 million in the prior year. Based on our clinical plans and our timing expectations related to the progress of our programs, we expect that, together with drawdowns of available grant funds, our cash and cash equivalents as of December 31, 2023 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

ATM Agreement

In August 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, or the Sales Agents, pursuant to which we can offer and sell, from time to time at our sole discretion through the Sales Agents, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the year ended December 31, 2023, we sold 265,334 shares of our common stock under the ATM Agreement for proceeds of $1.0 million. During the year ended December 31, 2022, we sold 60,651 shares of our common stock under the ATM agreement for proceeds of $202,100.

Stock Purchase Agreement

On December 12, 2022, we entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provides that, upon the terms and subject to the conditions of the agreement, we have the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of our common stock, or the Purchase Shares, from time to time over a 24-month term, at a variable price with certain market-based terms as defined in the agreement. The purchase agreement does not exhibit any of the characteristics for liability classification under ASC Topic 480, Distinguishing Liabilities from Equity. During the year ended December 31, 2023, we sold 12,500 shares of our stock under the Purchase Agreement. In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million. On February 29, 2024, we terminated the Purchase Agreement with Lincoln Park effective March 1, 2024.

Going Concern

We have no sources of revenue to provide incoming cash flows to sustain our future operations. Prior to the Cell Ready transaction, there was substantial doubt regarding the Company’s ability to continue as a going concern, which was alleviated by the proceeds from the transaction. As outlined above, we expect that our cash and cash equivalents including drawdowns from available grant funds will enable us to fund our operations into the fourth quarter of 2025. However, our ability to pursue our longer term planned business activities is dependent upon our successful efforts to raise additional capital and obtain grant funding.

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

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Discontinued Operations

The Purchased Assets sold to Cell Ready pursuant to the Cell Ready Purchase Agreement constituted a significant disposition and as such, the Company concluded that the disposition of its Purchased Assets represented a strategic shift that had a major effect on its operations and financial results. Therefore, the Purchased Assets, related party revenue, service revenue and related expenses are classified as discontinued operations for all periods presented herein. See Note 6 to the accompanying financial statements for further information.

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

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents.

All funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

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

Recently Issued Accounting Standards Not Yet Adopted

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. The ASU is effective for fiscal year periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the ASU requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Tax Loss and Credit Carryforwards

As of December 31, 2023, we have approximately $131.8 million of federal and $38.4 million of state net operating loss carryforwards that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $38.0 million, if not utilized, will expire between 2030 and 2037. The federal net operating loss carryforwards of $93.8 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.7 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $16.6 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. Any change in ownership greater than 50% under Section 382 of the Internal Revenue Code places significant annual limitations on the use of such net operating loss carryforwards.

At December 31, 2023 and 2022, we recorded a 100% valuation allowance against our deferred tax assets of approximately $39.7 million and $41.3 million, respectively, as our management believes it is uncertain that they will be fully realized. For the year ended December 31, 2023, we realized $3.6 million of federal net operating losses and $0.1 million of state net operating losses as a result of the gain on sale of assets and capitalization for Section 174 R&E expenditures. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance against our deferred tax assets would increase net income in the period in which we make such a determination.

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

Recent Developments

On February 22, 2024, we entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready LLC (“Cell Ready”) to provide services previously performed by the company until the disposition of its contract development and manufacturing operations. Cell Ready, which is owned by one of our directors and shareholders, Mr. John Wilson, is a contract development and manufacturing organization (CDMO).

Pursuant to the MSA, the Company may contract with Cell Ready for the provision of various products and services from time to time by entering into work orders with Cell Ready. If the services involve the supply of product, Cell Ready is required to supply such product in conformance with the product requirements set forth in the applicable work order(s). The MSA contains customary representations, warranties and indemnification provision. The initial term of the MSA is three years and may be extended upon the mutual written agreement of the parties. Either party may terminate the MSA (a) for material breach by the other party if such breach has not been cured within 30 days following notice of termination or (b) if the other party is the subject of an insolvency event.

Under the MSA, Cell Ready is to use only personnel with sufficient qualifications and experience to supply the services contemplated by the MSA, provide its personnel with adequate training and assume full responsibility for its personnel’s compliance with the MSA. Further, Cell Ready is required to provide the Company with assistance and cooperation in order for the Company to obtain and maintain all necessary regulatory approvals, at the Company’s expense.

With regard to intellectual property, the MSA provides that each party will solely and exclusively own all right, title and interest in and to their Background IP and all inventions derived from such background IP (such invention being referred to as Foreground IP).

Background IP means all intellectual property either (a) owned or controlled by a party prior to the effective date of the MSA or (b) developed or acquired by a party independently from performance under the MSA without the use of, reliance on, or access to the other parties confidential information. Furthermore, pursuant to the MSA, Cell Ready grants to the Company a non-exclusive, perpetual, irrevocable, transferable, assignable, fully-paid up, royalty-free, worldwide license to and under any of Cell Ready’s Background IP and Foreground IP to the extent they are incorporated or embedded in any deliverables provided to the Company or in the process of generating or manufacturing such deliverables and reasonably necessary or useful for the Company to make, have made, manufacture, have manufactured, use, have used, offer for sale, sell, import, and otherwise exploit such deliverables. The Company grants to Cell Ready until the termination or expiry of any applicable Work Order and for a period not exceeding the term of the MSA, a non-exclusive, fully paid-up, non-transferable, non-sublicensable limited license under and to the Company’s Background IP made available to Cell Ready pursuant to a Work Order solely to the extent required for Cell Ready to provide the services under such Work Order.

Also on February 22, 2024, the Company entered into Work Order #1 under the MSA, pursuant to which Cell Ready will provide the Company with GMP drug product for Marker MT-401 and/or MT-601. The services include the delivery of final drug product and quality control testing. The Company also requested Cell Ready to provide general support services in connection therewith. The total projected sum (inclusive of taxes) for the services under Work Order #1 are not anticipated to exceed $750,000. The services will cover the anticipated manufacturing costs for the first quarter of 2024. Additional Work Orders are expected to be generated for the remainder of 2024.

The above description of the MSA and Work Order #1 do not purport to be complete and are qualified in their entirety by reference to the full text of the MSA and Work Oder #1, copies of which are attached hereto as Exhibits 10.8 and 10.9 and are incorporated herein by reference. The MSA has been filed as an exhibit to this Annual Report on Form 10-K to provide investors with information regarding the terms of the MSA and is not intended to modify or supplement any factual disclosures about the Company in its public reports filed with the SEC. In particular, the MSA is not intended to be, and should not be relied upon as, disclosure regarding any facts and circumstances relating to the Company. The representations, warranties, and covenants contained in the MSA have been made solely for the purposes of the MSA and as of specific dates; were solely for the benefit of the parties to the MSA; are not intended as statements of fact to be relied upon by the parties’ shareholders; may no longer be true as of a given date; and may apply standards of materiality in a way that is different from what may be viewed as material by shareholders. Security holders are not third-party beneficiaries under the MSA and should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of any actual state of facts or of the condition of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

The Financial Statements are incorporated herein by reference to pages beginning on page F-1 at the end of this report and the supplementary data is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no changes in, or disagreements with our principal independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

In designing and evaluating the disclosure controls and procedures, management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

ITEM 9B. OTHER INFORMATION

Rule 10b5–1 trading arrangement. During the fourth quarter of 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       The documents filed as part of this report are as follows:

1.         The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report beginning on page F-1.

2.         All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.

3.        The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation	8-K	001-37939	3.4	10/17/18

3.2	Certificate of Amendment to Certificate of Incorporation of Marker Therapeutics, Inc.	8-K	001-37939	3.1	5/27/22

3.3	Certificate of Amendment to Certificate of Incorporation of Marker Therapeutics, Inc.	8-K	001-37939	3.1	1/26/23

3.4	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

4.0	Form of Common Stock Certificate of Marker Therapeutics, Inc.					X

4.1	Description of Securities of Marker Therapeutics, Inc.					X

10.1	Exclusive License Agreement between Baylor College of Medicine and Marker Therapeutics, Inc. dated March 16, 2018***	10-K	001-37939	10.21	3/15/19

10.2	Sponsored Research Contract between Baylor College of Medicine and Marker Therapeutics, Inc. dated November 16, 2018***	10-K	001-37939	10.22	3/15/19

10.3	Consulting Agreement between Dr. Juan Vera and Marker Therapeutics, Inc. dated October 19, 2018*	8-K	001-37939	10.1	10/23/18

10.4	Form of Director and Officer Indemnification Agreement*	10-K	001-37939	10.39	3/15/19

10.5	Marker Therapeutics, Inc. 2020 Equity Incentive Plan	S-8	333-239136	99.1	6/12/20

10.6	Form of Stock Option Grant Notice and Stock Option Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.	10-Q	001-37939	10.1	11/9/20

10.7	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Award Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.	10-Q	001-37939	10.2	11/9/20

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

10.8	Master Services Agreement for Product Supply between Marker Therapeutics, Inc. and Cell Ready LLC dated February 22, 2024**					X

10.9	Work Order #1 between Marker Therapeutics, Inc. and Cell Ready LLC dated February 22, 2024**					X

10.10	Controlled Equity Offering Sales Agreement, dated as of August 10, 2021, by and among Marker Therapeutics, Inc. and Cantor Fitzgerald & Co. and RBC Capital Markets, LLC	S-3	333-258687	1.2	8/10/21

21.1	List of Subsidiaries					X

23.1	Consent of Marcum LLP, an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a					X

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#					X

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#					X

97	Incentive Compensation Recoupment Policy					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)

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

Dated: March 25, 2024

Marker Therapeutics, Inc.

By:	/s/ Juan Vera
Juan Vera
Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each of the undersigned officers and directors of Marker Therapeutics, Inc., hereby constitutes and appoints Juan Vera their true and lawful attorney-in-fact and agent, for them and in their name, place and stead, in any and all capacities, to sign their name to any and all amendments to this Report on Form 10-K, and other related documents, and to cause the same to be filed with the Securities and Exchange Commission, granting unto said attorneys, full power and authority to do and perform any act and thing necessary and proper to be done in the premises, as fully to all intents and purposes as the undersigned could do if personally present, and the undersigned for himself hereby ratifies and confirms all that said attorney shall lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 25, 2024 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Juan Vera	President, Chief Executive Officer and Treasurer, Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 25, 2024
Juan Vera

/s/ N. David Eansor	Chairman	March 25, 2024
N. David Eansor

/s/ John Wilson	Director	March 25, 2024
John Wilson

/s/ Katharine Knobil	Director	March 25, 2024
Katharine Knobil

/s/ Steve Elms	Director	March 25, 2024
Steve Elms

MARKER THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Marker Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marker Therapeutics, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter Description

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

Discontinued Operations – Recognition and deconsolidation of assets sold to a related party.

Critical Audit Matter Description

The Company evaluates the classification of assets and liabilities in connection with any disposition of significant assets to determine the appropriate financial statement recognition. We identified the sale of a significant portion of the Company’s operations comprising a majority of its net assets in a sale to a related party as a critical audit matter due to the related party nature of the transaction and the significance of the disposition resulting in a strategic shift in the Company’s business activities. The accounting for the disposition of net assets included in consolidated net assets requires auditor judgment when performing audit procedures to evaluate whether management appropriately recognized the classification of net assets sold and revenues and costs associated with discontinued operations and the calculation of gain or loss on sale to a related party.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the sale of certain operations to a related party, Cell Ready, LLC, included the following, among others:

●	We evaluated management’s assessment of the transaction:
●	As the sale of an asset or business;
●	To determine gain or loss recognition;
●	To determine classification of items between continuing and discontinued operations;
●	To determine accounting for transaction costs; and
●	Testing of completeness and accuracy of deconsolidation of net assets.
●	We inspected Board of Director’s minutes for authorization of the transaction.
●	We evaluated management’s assessment of the business purpose of the transaction in connection with our review of related party transactions.
●	We examined the transaction documents to ensure the Company recognized and disclosed all significant transaction terms.
●	We examined key employee agreements, including modifications to employee stock options, in connection with the sale for recognition and disclosure.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2014.

Houston, TX

March 25, 2024

MARKER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$15,111,450	$11,782,172
Prepaid expenses and deposits	988,126	1,849,239
Other receivables	1,027,815	2,402,004
Current assets of discontinued operations	—	585,840
Total current assets	17,127,391	16,619,255
Non-current assets of discontinued operations	—	17,802,929
Total assets	$17,127,391	$34,422,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,745,193	$2,521,193
Related party payable	1,329,655	—
Current liabilities of discontinued operations	—	5,260,616
Total current liabilities	3,074,848	7,781,809
Non-current liabilities of discontinued operations	—	7,039,338
Total liabilities	3,074,848	14,821,147

Stockholders’ equity:
Preferred stock, $0.001 par value, 5 million shares authorized, 0 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 8.9 million and 8.4 million shares issued and outstanding as of December 31, 2023 and 2022, respectively (see Note 10)	8,891	8,406
Additional paid-in capital	450,329,515	447,641,680
Accumulated deficit	(436,285,863)	(428,049,049)
Total stockholders’ equity	14,052,543	19,601,037
Total liabilities and stockholders’ equity	$17,127,391	$34,422,184

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

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
Revenues:
Grant income	$3,311,133	$3,513,544
Total revenues	3,311,133	3,513,544
Operating expenses:
Research and development	10,416,789	11,968,428
General and administrative	7,475,722	11,336,120
Total operating expenses	17,892,511	23,304,548
Loss from operations	(14,581,378)	(19,791,004)
Other income (expenses):
Arbitration settlement	—	(232,974)
Interest income	539,158	248,063
Loss from continuing operations before income taxes	(14,042,220)	(19,775,915)
Income tax expense	3,675	—
Net loss from continuing operations	(14,045,895)	(19,775,915)

Discontinued operations:
Loss from discontinued operations	(2,922,406)	(10,154,779)
Gain on disposal of discontinued operations, net of $63,000 in tax	8,731,487	—
Income (loss) from discontinued operations	5,809,081	(10,154,779)
Net loss	$(8,236,814)	$(29,930,694)

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(1.59)	$(2.37)
Income (loss) from discontinued operations, basic and diluted	$0.66	$(1.22)
Net loss per share, basic and diluted	$(0.94)	$(3.58)

Weighted average number of common shares outstanding:
Basic	8,809,382	8,351,003
Diluted	8,809,382	8,351,003

On January 26, 2023, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2022	8,307,868	$8,308	$442,095,642	$(398,118,355)	$43,985,595
Issuance of common shares for cash, net	60,651	61	202,069	—	202,130
Stock-based compensation	37,252	37	5,343,969	—	5,344,006
Net loss	—	—	—	(29,930,694)	(29,930,694)
Balance at December 31, 2022	8,405,771	8,406	447,641,680	(428,049,049)	19,601,037
Shares issued pursuant to ATM and Lincoln Park agreements	277,834	277	1,014,363	—	1,014,640
Issuance of common stock as commitment fee	180,410	180	(180)	—	—
Issuance of common stock from exercise of stock options	27,518	28	90,450	—	90,478
Stock-based compensation	—	—	1,583,202	—	1,583,202
Net loss	—	—	—	(8,236,814)	(8,236,814)
Fractional shares adjustment due to reverse split	(113)	—	—	—	—
Balance at December 31, 2023	8,891,420	8,891	450,329,515	(436,285,863)	14,052,543

On January 26, 2023, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock. All historical share and per share amounts reflected in this report have been adjusted to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(8,236,814)	$(29,930,694)
Less: gain (loss) from discontinued operations, net of $63,000 in tax	5,809,081	(10,154,779)
Net loss from continuing operations	(14,045,895)	(19,775,915)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	858,269	3,304,634
Gain on lease termination	—	(278,681)
Changes in operating assets and liabilities:
Prepaid expenses and deposits	861,113	104,147
Other receivables	1,374,189	(2,401,767)
Accounts payable and accrued expenses	611,262	(1,319,710)
Deferred revenue	—	(1,146,186)
Net cash used in operating activities - continuing operations	(10,341,062)	(21,513,478)
Net cash used in operating activities - discontinued operations	(6,098,899)	(5,458,675)
Net cash used in operating activities	(16,439,961)	(26,972,153)
Cash Flows from Investing Activities:
Net cash provided by (used in) investing activities - discontinued operations	18,664,122	(4,945,136)
Net cash provided by (used in) investing activities	18,664,122	(4,945,136)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	1,014,640	202,130
Proceeds from stock options exercise	90,477	—
Net cash provided by financing activities	1,105,117	202,130
Net increase (decrease) in cash and cash equivalents	3,329,278	(31,715,159)
Cash and cash equivalents at beginning of the year	11,782,172	43,497,331
Cash and cash equivalents at end of the year	$15,111,450	$11,782,172

	For the Years Ended
	December 31,
	2023	2022
Supplemental schedule of non-cash financing and investing activities:
Capital expenditures in accounts payable	$—	$57,607
Issuance of common stock as commitment fee for future financing	$180	$—
Changes to right of use assets and lease liability due to close out of operating lease	$—	$3,459,332

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS DECEMBER 31, 2023 AND 2022

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

The Purchased Assets constituted a significant disposition. Based upon the magnitude of the disposition and because the Company is exiting certain manufacturing operations, the disposition represents a significant strategic shift that will have a material effect on the Company’s operations and financial results. Accordingly, the assets sold meet the definition of a discontinued operation, as defined by Accounting Standards Codification (“ASC”) 205-20 - Discontinued Operations, and prior comparative periods have been retroactively adjusted to reflect the current presentation. See additional discussion at Note 6.

On February 22, 2024, we entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready to provide outsourced services previously performed by the Company prior to its asset sale to Cell Ready. Cell Ready, which is owned by one of our directors and shareholders, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). Under the MSA, it is anticipated Cell Ready will perform a wide variety of services for us, including research and development, and manufacturing in support of our clinical trials. Pursuant to the MSA, the Company may contract with Cell Ready for the provision of various products and services from time to time by entering into work orders with Cell Ready. If the services involve the supply of product, Cell Ready is required to supply such product in conformance with the product requirements set forth in the applicable work order(s). Under the MSA, Cell Ready is to use only personnel with sufficient qualifications and experience to supply the services contemplated by the MSA, provide its personnel with adequate training and assume full responsibility for its personnel’s compliance with the MSA. Further, Cell Ready is required to provide the Company with assistance and cooperation in order for the Company to obtain and maintain all necessary regulatory approvals, at the Company’s expense.

Organizational Changes

In 2023, the Company implemented changes to its organizational structure due to the transaction with Cell Ready and to reduce operational costs. In connection with these changes, the Company reduced headcount, including the separation of its former Chief Executive Officer, Peter Hoang, in May 2023 and its former Chief Accounting Officer, Michael Loiacono, in June 2023. During the second quarter of 2023, the Company recorded $0.9 million of severance and termination-related costs. The payments of these costs were completed in July of 2023. Effective May 1, 2023, the Company’s board of directors appointed Dr. Juan Vera as the Company’s President and Chief Executive Officer.

Effective June 30, 2023, the board of directors appointed Eliot M. Lurier as the Company’s Interim Chief Financial Officer, whereby Mr. Lurier provided consulting services to the Company pursuant to a consulting between the Company and Danforth Advisors, LLC (“Danforth”) and received no compensation directly from the Company. On November 17, 2023, the Company terminated the consulting agreement between the Company and Danforth, effective January 16, 2024.

On November 17, 2023, Mr. Lurier ceased serving as the Company’s Interim Chief Financial Officer and Dr. Vera was appointed as the Company’s Principal Financial and Accounting Officer.

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

NOTE 2:    FINANCIAL CONDITION, GOING CONCERN AND MANAGEMENT PLANS

As of December 31, 2023, the Company had cash and cash equivalents of approximately $15.1 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity, debt financings and grants.

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021, however, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the year ended December 31, 2023, the Company sold 265,334 shares of its common stock under the ATM Agreement for proceeds of $1.0 million.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company’s Phase 2 clinical trial of MT-401. The CPRIT award is intended to support the adjuvant arm of the Company’s Phase 2 clinical trial evaluating MT-401 when given as an adjuvant therapy to patients with acute myeloid leukemia following a hematopoietic stem cell transplant. The primary objectives of the adjuvant arm of the trial are to evaluate relapse-free survival after MT-401 treatment when compared with a randomized control group. Through the date of this filing, the Company has received $6.8 million of funds from the CPRIT grant. The Company recorded $2.7 million of grant income related to the CPRIT grant as revenue for the year ended December 31, 2023.

In September 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML The Company recorded $0.4 million and $0.1 million of grant income related to the FDA grant as revenue for the year ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, the Company recorded $0.3 million of grant income receivable. In February 2024, the Company received $0.3 million of funds from the FDA grant.

In May 2023, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. The Company recorded $0.2 million of grant income related to the SBIR grant as revenue for the year ended December 31, 2023. As of December 31, 2023, the Company recorded $0.2 million as other receivable, which represented grant income earned in advance of funds to be received from the SBIR. In February 2024, the Company received $0.2 million of funds from the SBIR grant.

All funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In December 2022, the Company entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provides that, upon the terms and subject to the conditions of the agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of its common stock, or the Purchase Shares, from time to time over a 24-month term. For the year ended December 31, 2023, the Company sold 12,500 shares of its common stock under the Purchase Agreement for proceeds of approximately $33,000. In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million. On February 29, 2024, the Company terminated the Purchase Agreement with Lincoln Park effective March 1, 2024.

As described in Note 1, on June 26, 2023, the Company completed the transaction with Cell Ready pursuant to the Cell Ready Purchase Agreement for total consideration of $19.0 million. On February 22, 2024, the Company entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready, a contract development and manufacturing organization (CDMO). Under the MSA, it is anticipated Cell Ready will perform a wide variety of services for us, including research and development, and manufacturing in support of our clinical trials. Pursuant to the MSA, the Company may contract with Cell Ready for the provision of various products and services from time to time by entering into work orders with Cell Ready.

The Company expects to continue to incur substantial losses over the next several years during its development phase.

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of December 31, 2023, including drawdowns of available grant funds, will enable the Company to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2025. Prior to the Cell Ready transaction, there was substantial doubt regarding the Company’s ability to continue as a going concern, which was alleviated by the proceeds from the transaction.

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

The Company does not have sufficient sources of revenue to provide incoming cash flows to sustain its future operations beyond the fourth quarter of 2025. As outlined above, its ability to pursue its long-term planned business activities is dependent upon its successful efforts to raise additional capital and grant income.

The current macro-economic environment of decades-high inflation and concerns about an economic recession in the United States or other major markets has resulted in, among other things, volatility in the capital markets that may have the effect of reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction due to these factors could materially affect the Company’s business and the value of its common stock.

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

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Accordingly, actual results may differ materially from those estimates. Management considers many factors in selecting appropriate financial accounting policies, controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes, and management must select an amount that falls within that range of reasonable estimates. Estimates are used in the following areas, among others: stock-based compensation expense and income taxes.

Cash, Cash Equivalents and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2023 consisted of cash and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of December 31, 2023 and December 31, 2022, the Company had approximately $1.4. million and $2.3 million, respectively in cash at financial institutions. As of December 31, 2023, the Company had approximately $13.7 million in U.S. government agency securities.

In the event cash is received from grants in advance of incurring qualifying costs, it is recorded as restricted cash until it is earned and recorded to grant income.

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

Research and Development Costs

Research and development expenses consist of costs associated with clinical trial programs. Costs incurred by third parties are expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the clinical trial or project and the invoices received from its external service providers. The Company estimates depend on the timeliness and accuracy of the data provided by the vendors regarding the status of each project and total project spending. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone events are achieved.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2023 and 2022.

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

Recently Issued Accounting Standards Not Yet Adopted

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. The ASU is effective for fiscal year periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the ASU requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The following table sets forth the computation of net loss per share for the years ended December 31, 2023 and 2022, respectively:

	For the Years Ended
	December 31,
	2023	2022
Numerator:
Loss from continuing operations	$(14,045,895)	$(19,775,915)
Income (loss) from discontinued operations	5,809,081	(10,154,779)
Net loss	$(8,236,814)	$(29,930,694)

Denominator:
Weighted average common shares outstanding, basic	8,809,382	8,351,003
Weighted average common shares outstanding, diluted	8,809,382	8,351,003

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(1.59)	$(2.37)
Income (loss) from discontinued operations, basic and diluted	$0.66	$(1.22)
Net loss per share, basic and diluted	$(0.94)	$(3.58)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2023	2022
Common stock options	738,000	886,000
Common stock purchase warrants	—	1,848,000
Potentially dilutive securities	738,000	2,734,000

NOTE 5:     OTHER RECEIVABLE

Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. The Company recorded $2.7 million of grant income related to the CPRIT grant for the year ended December 31, 2023. At December 31, 2023, the Company recorded $0.5 million of grant income receivable related to the CPRIT grant.

Additionally, the Company recorded $0.4 million and $0.2 million of grant income related to the FDA and SBIR grants, respectively, for the year ended December 31, 2023. At December 31, 2023, the Company recorded $0.3 million and $0.2 million of grant income receivable related to the FDA and SBIR grants, respectively.

The Company received $0.3 million and $0.2 million of funds from FDA and SBIR in February 2024, respectively.

NOTE 6:    DISCONTINUED OPERATIONS

As discussed in Note 1, on June 26, 2023, the Company completed the previously announced transaction with Cell Ready for cash consideration of $19.0 million, resulting in derecognition of the Purchased Assets and a gain on sale of approximately $8.7 million, net of $63,000 in tax.

The assets and liabilities classified in discontinued operations as of December 31, 2023 and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Prepaid expenses and other current assets	$—	$585,840
Total current assets of discontinued operations	—	585,840
Fixed Assets	—	12,323,143
Right of use assets	—	5,479,786
Total non-current assets of discontinued operations	—	17,802,929
Total assets of discontinued operations	$—	$18,388,769

Accounts payable	$—	$2,183,418
Related party deferred revenue	—	2,500,000
Short-term lease liabilities	—	577,198
Total current liabilities of discontinued operations	—	5,260,616
Long-term lease liabilities	—	7,039,338
Total non-current liabilities of discontinued operations	—	7,039,338
Total liabilities of discontinued operations	$—	$12,299,954

Net loss from discontinued operations consists of the following for the years ended December 31, 2023 and 2022, respectively, excluding the gain on disposal:

	For the Years Ended
	December 31,
	2023	2022
Revenues:
Service revenue	$816,641	$—
Related party service revenue	3,500,000	5,500,000
Total revenues	4,316,641	5,500,000
Operating expenses:
Research and development	6,561,957	14,170,894
General and administrative	677,090	1,483,885
Total operating expenses	7,239,047	15,654,779
Loss from discontinued operations	$(2,922,406)	$(10,154,779)

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	For the Years Ended
	December 31,
	2023	2022
Continuing operations:
Net cash used in operating activities	$(10,341,000)	$(21,513,000)
Net cash provided by financing activities	1,105,000	202,000
Discontinued operations
Net cash used in operating activities	(6,099,000)	(5,459,000)
Net cash provided by (used in) investing activities	$18,664,000	$(4,945,000)
Net increase (decrease) in cash and cash equivalents	$3,329,000	$(31,715,000)

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

In March 2023, the Company recognized the final $2.5 million of revenue pursuant to this $8.0 million agreement and an additional $1.0 million because the Work Direction was completed within one year from the onset of the Wilson Wolf Agreement, achieving the agreed milestone. The Wilson Wolf Agreement and related service obligations were completed upon achievement of this final milestone, and no obligations remain.

Service Revenue

In April 2023, the Company signed the Indapta Master Services Agreement, pursuant to which the Company provided services to Indapta. Under an executed work order of that agreement, now complete, the Company recognized $0.8 million for the services during the period ended June 30, 2023. Effective as of the closing date of the Purchase Agreement with Cell Ready, the rights and obligations to the Indapta Agreement were transferred to Cell Ready, and as such the revenues and expenses are reflected in discontinued operations.

NOTE 7: PROPERTY AND EQUIPMENT

Substantially all of the previously reported property and equipment was disposed of as a result of the Cell Ready transaction. See Note 6: Discontinued Operations for details.

NOTE 8:     LEASES

Substantially all of the previously reported leases were disposed of as a result of the Cell Ready transaction. See Note 6: Discontinued Operations for details.

NOTE 9:    ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND RELATED PARTY PAYABLE

Accounts payable, accrued liabilities, and related party payable consist of the following as of December 31, 2023 and 2022, respectively:

	December 31,	December 31,
	2023	2022
Accounts payable	$961,000	$1,101,000
Compensation and benefits	57,000	750,000
Professional fees	303,000	518,000
Related party payable	1,330,000	—
Arbitration settlement fees	—	114,000
Tax fees	219,000	—
Other	205,000	38,000
Total accounts payable and accrued liabilities	3,075,000	2,521,000

The $1.3 million related-party payable reflects amounts payable to Cell Ready for outsourced product development and manufacturing services. This amount was paid during February 2024. See Note 14: Related Party Transactions.

NOTE 10:    STOCKHOLDERS’ EQUITY

Increase in Authorized Shares

During June 2022, the Company’s board of directors and stockholders approved a Certificate of Amendment (the “Amendment”) to the Company’s Certificate of Incorporation to increase the authorized shares of common stock of the Company from 15,000,000 shares to 30,000,000 shares. The Company filed the Amendment with the Secretary of State of Delaware on May 25, 2022.

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

Common Stock

The Company has authorized up to 30,000,000 shares of common stock, $0.001 par value per share, for issuance. Significant 2023 and 2022 common stock transactions were as follows:

2023 Common Stock Transactions

Issuance of Stock Pursuant to ATM Agreement

During the year ended December 31, 2023, the Company sold 265,334 shares of its common stock under the ATM Agreement for net proceeds of $1.0 million.

Stock Purchase Agreement with Lincoln Park

In December 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions of the agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of its common stock (the “Purchase Shares”) from time to time over a 24-month term, at a variable price with certain market-based terms as defined in the Purchase Agreement. The Purchase Agreement does not exhibit any of the characteristics for liability classification under ASC Topic 480, Distinguishing Liabilities from Equity. Instead, the purchase agreement is indexed to the Company’s own stock under ASC Subtopic 815-40, Contracts in Entity’s Own Equity, and classified as equity. In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million. During the year ended December 31, 2023, the Company sold 12,500 shares of its common stock under the Purchase Agreement for proceeds of approximately $33,000. The Company terminated the Purchase Agreement with Lincoln Park on February 29, 2024 effective March 1, 2024.

Exercise of Stock Options

During the year ended December 31, 2023, certain outstanding options were exercised for 27,518 shares of common stock providing aggregate proceeds to the Company of approximately $0.1 million.

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

Stock Purchase Agreement with Lincoln Park

During the year ended December 31, 2022, the Company did not sell any shares of its common stock under the Purchase Agreement.

Share Purchase Warrants

A summary of the Company’s share purchase warrants as of December 31, 2023 and 2022, respectively, and changes during the period is presented below:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Total Intrinsic
	Warrants	Exercise Price	Life (in years)	Value
Balance - January 1, 2022	1,983,000	$44.20	1.70	$—
Expired or cancelled	(135,000)	39.70	—	—
Balance - December 31, 2022	1,848,000	44.51	0.79	$—
Expired or cancelled	(1,848,000)	44.51	—	—
Balance - December 31, 2023	—	$—	—	$—

All warrants outstanding at December 31, 2022 expired according to their terms on October 16, 2023. As of December 31, 2023, the Company had no outstanding warrants.

NOTE 11:    STOCK BASED COMPENSATION

Stock Options

On May 19, 2020, the Board adopted the 2020 Equity Incentive Plan (“2020 Equity Incentive Plan”) which replaced the 2014 Omnibus Stock Option Plan. The 2020 Plan was further amended effective May 2022 to increase the number of shares of common stock authorized for issuance under the plan by 850,000 shares. The 2020 Plan allows for grants of stock options, restricted shares, stock bonuses and other equity-based awards to employees and non-employee directors of the Company. Awards under the 2020 Plan may be at prices and for terms as determined by the Company’s board of directors and may have vesting requirements as determined by the Board, provided that the exercise price for any stock option must be at least equal to the fair market value (as defined in the 2020 Plan) of a share of the stock on the grant date. Once granted, the exercise price of an option may not be reduced without the approval of the Company’s stockholders, other than under certain limited circumstances such as a stock split or take any other action with respect to a stock option that would be treated as a repricing under the rules and regulations of the Nasdaq Stock Exchange.

Options granted under the 2020 Plan have a maximum term of ten years from the date of grant and generally vest over four years.

2023 Equity Incentive Awards

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

For the year ended December 31, 2023, the Company recorded incremental stock-based compensation expense of approximately $0.3 million pertaining to the modification of stock options in connection with the termination of certain employees that were hired by Cell Ready or transitioned as independent consultants. The modification provided for an acceleration of unvested options, resulting in a change in compensation expense that was immediately recognized. $0.2 million is reflected in loss from discontinued operations.

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

Also, pursuant to the Company’s Non-Employee Director Compensation Policy, which had previously been approved by the Company’s board of directors, 40,000 stock option awards were issued during the year ended December 31, 2022 to independent members of the board of directors of the Company. Each option award was granted on May 24, 2022 with an exercise price of $3.377 per share, the closing price of the Company’s common stock on the Nasdaq Global Market on May 24, 2022. Each option award vested over one year subject to the director’s continuance of service through May 24, 2023.

As of December 31, 2023, approximately 1.1 million shares of common stock are available to be issued under the 2020 Plan.

Stock Options

A summary of the Company’s stock option activity for the years ended December 31, 2023 and December 31, 2022, is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of January 1, 2022	768,623	$54.69	$—	7.7
Granted	260,000	4.68	—	7.8
Canceled/Expired	(142,450)	36.78	—	—
Outstanding as of December 31, 2022	886,173	42.90	—	7.3
Granted	544,532	1.99	—	5.6
Exercised	(27,518)	3.29	—	—
Canceled/Expired	(665,292)	30.41	—	—
Outstanding as of December 31, 2023	737,895	$25.42	$1,317,000	7.6
Options vested and exercisable	404,343	$43.53	$244,000	6.6

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2023 and 2022, respectively, were as follows:

	For the Years Ended
	December 31,
	2023	2022
Exercise price	$1.99	$4.70
Expected term (years)	6.0	5.9
Expected stock price volatility	91%	85%
Risk-free rate of interest	4%	2%
Expected dividend rate	0%	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Years Ended
	December 31,
	2023	2022
Stock Compensation expenses:
Research and development	$338,000	$783,000
General and administrative	520,000	2,522,000
Stock compensation in continuing operations	858,000	3,305,000
Stock compensation in discontinued operations	725,000	2,039,000
Total stock compensation expenses	$1,583,000	$5,344,000

At December 31, 2023, the total stock-based compensation cost related to unvested awards not yet recognized was $0.4 million. The expected weighted average period compensation costs to be recognized was 1.8 years. Future option grants will impact the compensation expense recognized.

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

If restricted cash received from grants in advance of incurring qualifying costs, it is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. There was no restricted cash recorded as of December 31, 2023 and December 31, 2022. If qualifying grant income is earned in advance of cash received from grants, it is recognized as revenue and recorded as other receivable.

The Company recorded $2.7 million and $3.4 million of grant income related to the CPRIT grant as revenue for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, the Company had recorded $0.5 million as other receivable, which represented grant income earned in advance of the next tranche of funds to be received from CPRIT.

FDA

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. The Company recorded $0.4 million and $0.1 million of grant income related to the FDA grant as revenue for the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023, the Company recorded $0.3 million as other receivable, which represented grant income earned in advance of funds to be received from the FDA. In February 2024, the Company received $0.3 million of funds from the FDA grant.

SBIR

In May 2023, the Company announced it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. The Company recorded $0.2 million of grant income related to the SBIR grant as revenue for the year ended December 31, 2023. As of December 31, 2023, the Company recorded $0.2 million as other receivable, which represented grant income earned in advance of funds to be received from the SBIR. In February 2024, the Company received $0.2 million of funds from the SBIR grant.

All funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

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

NOTE 14:    RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the years ended December 31, 2023 and 2022, respectively.

	For the Years Ended
	December 31,
	2023	2022
Baylor College of Medicine	$13,000	$1,142,000
Bio-Techne Corporation	—	101,000
Cell Ready	1,330,000	—
Wilson Wolf Manufacturing Corporation	277,000	265,000
Total Research and development	$1,620,000	$1,508,000

$1.3 million of related party transactions are included in accounts payable and accrued liabilities as of December 31, 2023. See Note 9 for additional information.

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

BCM is also a shareholder of the Company’s common stock.

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

Purchases from Cell Ready, LLC.

The Company is currently utilizing Cell Ready, LLC for its clinical manufacturing supply and product development. Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Cell Ready, LLC. On February 22, 2024, we entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready. Cell Ready, which is owned by one of our directors and shareholders, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). Under the MSA, it is anticipated Cell Ready will perform a wide variety of services for us, including research and development, and manufacturing in support of our clinical trials. Pursuant to the MSA, the Company may contract with Cell Ready for the provision of various products and services from time to time by entering into work orders with Cell Ready. If the services involve the supply of product, Cell Ready is required to supply such product in conformance with the product requirements set forth in the applicable work order(s). Under the MSA, Cell Ready is to use only personnel with sufficient qualifications and experience to supply the services contemplated by the MSA, provide its personnel with adequate training and assume full responsibility for its personnel’s compliance with the MSA. Further, Cell Ready is required to provide the Company with assistance and cooperation in order for the Company to obtain and maintain all necessary regulatory approvals, at the Company’s expense. Also on February 22, 2024, the Company entered into Work Order #1 under the MSA, pursuant to which Cell Ready will provide the Company with GMP drug product for Marker MT-401 and/or MT-601. The services include the delivery of final drug product and quality control testing. The Company also requested Cell Ready to provide general support services in connection therewith. The total projected sum (inclusive of taxes) for the services under Work Order #1 are not anticipated to exceed $750,000. The services will cover the anticipated manufacturing costs for the first quarter of 2024. Additional Work Orders are expected to be generated for the remainder of 2024.

NOTE 15:    INCOME TAXES

The Company has no federal income tax expense due to operating losses incurred for the years ended December 31, 2023 and 2022. The Company recognized $4,000 in state tax expense for the year ended December 31, 2023.

The effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2023 and 2022 are as follows:

	For the Years Ended
	December 31,
	2023	2022
Deferred Tax Assets
Net Operating Loss Carryforward	$29,352,000	$30,072,000
Stock Compensation	2,598,000	5,642,000
Capitalized R&E	7,026,000	4,818,000
Research and Development	733,000	733,000
	39,709,000	41,265,000
Less: Valuation Allowance	(39,709,000)	(41,265,000)
Total Deferred Tax Assets	$—	$—

Total Deferred Tax Liabilities	$—	$—

Net Deferred Tax Assets/(Liabilities)	$—	$—

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the history of losses, management believes that it is more likely than not, that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2023 and 2022. The Company has research and development tax credit carryforwards of $733,000 available to offset future federal income taxes. The research and development tax credit carryforwards begin to expire in 2030.

The Company has approximately $131.8 million of federal and $38.4 million of state Net Operating Losses (“NOL”s) that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $38.0 million, if not utilized, will expire between 2030 and 2037. The federal net operating loss carryforwards of $93.8 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.7 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $16.6 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2023 and 2022, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

The Company’s income tax returns for 2019 to 2023 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.

For the years ended December 31, 2023 and 2022, the expected tax expense (benefit) from continuing operations based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2023		2022
		Percent of		Percent of
	Amount	Pretax Loss	Amount	Pretax Loss
U.S. federal statutory rate	$(2,948,000)	21.00%	$(4,153,000)	21.00%
State taxes, net of federal benefit	(20,000)	0.14%	(28,000)	0.14%
Tax rate change	(9,000)	0.06%	10,000	(0.05)%
Permanent Differences
- Other permanent differences	25,000	(0.18)%	288,000	(1.46)%
Change in valuation allowance	(1,556,000)	11.08%	2,864,000	(14.48)%
Deferred true-up	4,512,000	(32.14)%	1,019,000	(5.15)%
Income tax provision/(benefit)	$4,000	(0.04)%	$—	0.00%

The Company recognized approximately $4,000 in state tax expense for the year ended December 31, 2023.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2023, and 2022, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

NOTE 16:SUBSEQUENT EVENTS

On February 22, 2024, the Company entered into a Master Services Agreement for Product Supply (the “Agreement”) with Cell Ready, a contract development and manufacturing organization (CDMO). Cell Ready is owned by one of the Company’s directors and shareholders, Mr. John Wilson. See Note 1 and Note 14.

On February 29, 2024, Marker Therapeutics, Inc. (the “Company”) delivered notice to Lincoln Park Capital Fund, LLC, an Illinois limited liability company (“LPC”), terminating the Purchase Agreement, dated December 12, 2022 (the “Purchase Agreement”), with LPC effective March 1, 2024 (the “Termination Date”). The Company projects a financial runway through the fourth quarter of 2025 and does not anticipate an immediate need for capital acquisition.