Form 10-Q
period 2024-03-31
Marker Therapeutics, Inc.
filed 2024-05-15
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024

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

The registrant had 8,919,095 shares of common stock outstanding as of May 6, 2024.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$11,323,428	$15,111,450
Prepaid expenses and deposits	917,009	988,126
Other receivables	1,851,462	1,027,815
Total current assets	14,091,899	17,127,391
Total assets	$14,091,899	$17,127,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,949,700	$1,745,193
Related party payable	353,965	1,329,655
Total current liabilities	2,303,665	3,074,848
Total liabilities	2,303,665	3,074,848

Stockholders’ equity:
Preferred stock, $0.001 par value, 5 million shares authorized, 0 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 8.9 million shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively (see Note 9)	8,910	8,891
Additional paid-in capital	450,458,009	450,329,515
Accumulated deficit	(438,678,685)	(436,285,863)
Total stockholders’ equity	11,788,234	14,052,543
Total liabilities and stockholders’ equity	$14,091,899	$17,127,391

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
Revenues:
Grant income	$1,244,061	$1,234,336
Total revenues	1,244,061	1,234,336
Operating expenses:
Research and development	2,575,015	3,376,497
General and administrative	1,218,063	2,167,318
Total operating expenses	3,793,078	5,543,815
Loss from operations	(2,549,017)	(4,309,479)
Other income (expenses):
Interest income	156,195	84,654
Loss from continuing operations	(2,392,822)	(4,224,825)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(742,751)
Loss from discontinued operations	—	(742,751)
Net loss	$(2,392,822)	$(4,967,576)

Net loss per share:
Loss from continuing operations, basic and diluted	$(0.27)	$(0.48)
Loss from discontinued operations, basic and diluted	$—	$(0.09)
Net loss per share	$(0.27)	$(0.57)

Weighted average number of common shares outstanding:
Basic	8,901,962	8,721,031
Diluted	8,901,962	8,721,031

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2024
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at December 31, 2023	8,891,420	$8,891	$450,329,515	$(436,285,863)	$14,052,543
Issuance of common stock from exercise of stock options	19,497	19	49,077	—	49,096
Stock-based compensation	—	—	79,417	—	79,417
Net loss	—	—	—	(2,392,822)	(2,392,822)
Balance at March 31, 2024	8,910,917	$8,910	$450,458,009	$(438,678,685)	$11,788,234

	For the Three Months Ended March 31, 2023
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at December 31, 2022	8,405,771	$8,406	$447,641,680	$(428,049,049)	$19,601,037
Issuance of common stock for cash	212,761	213	619,761	—	619,974
Issuance of common stock as commitment fee for future financing	180,410	180	(180)	—	—
Stock-based compensation	—	—	659,913	—	659,913
Net loss	—	—	—	(4,967,576)	(4,967,576)
Fractional shares adjustment due to reverse split	(113)	—	—	—	—
Balance at March 31, 2023	8,798,829	$8,799	$448,921,174	$(433,016,625)	$15,913,348

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,392,822)	$(4,967,576)
Less: loss from discontinued operations, net of tax	—	(742,751)
Net loss from continuing operations	(2,392,822)	(4,224,825)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	79,417	659,913
Changes in operating assets and liabilities:
Prepaid expenses and deposits	71,117	36,452
Other receivables	(823,647)	1,319,118
Related party receivable	—	(1,000,000)
Related party payable	(975,690)	—
Accounts payable and accrued expenses	204,507	111,171
Net cash used in operating activities - continuing operations	(3,837,118)	(3,098,171)
Net cash used in operating activities - discontinued operations	—	(2,790,124)
Net cash used in operating activities	(3,837,118)	(5,888,295)
Cash Flows from Investing Activities:
Net cash used in investing activities - discontinued operations	—	(112,608)
Net cash used in investing activities	—	(112,608)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	—	619,974
Proceeds from stock options exercise	49,096	—
Net cash provided by financing activities	49,096	619,974
Net decrease in cash and cash equivalents	(3,788,022)	(5,380,929)
Cash and cash equivalents at beginning of the period	15,111,450	11,782,172
Cash and cash equivalents at end of the period	$11,323,428	$6,401,243

Supplemental schedule of non-cash financing and investing activities:
Issuance of common stock as commitment fee for future financing	$—	$180

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Marker Therapeutics, Inc., a Delaware corporation (the “Company” or “we”), is a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. The Company’s multi tumor associated antigen (multiTAA”)-specific T cell technology is based on the selective expansion of non-engineered, tumor-specific T cells that recognize tumor associated antigens, which are tumor targets, and kill tumor cells expressing those targets. These T cells are designed to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. The Company was incorporated in Nevada in 1992 and reincorporated in Delaware in October 2018.

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

The Purchased Assets constituted a significant disposition. Based upon the magnitude of the disposition and because the Company is exiting certain manufacturing operations, the disposition represents a significant strategic shift that will have a material effect on the Company’s operations and financial results. Accordingly, the assets sold meet the definition of a discontinued operation, as defined by Accounting Standards Codification (“ASC”) 205-20 – Discontinued Operations, and prior comparative periods have been retroactively adjusted to reflect the current presentation. See additional discussion at Note 7.

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

Organizational Changes

In 2023, the Company implemented changes to its organizational structure due to the transaction with Cell Ready and to reduce operational costs. In connection with these changes, the Company reduced headcount, including the separation of its former Chief Executive Officer, Peter Hoang, in May 2023, and its former Chief Accounting Officer, Michael Loiacono, in June 2023. During the second quarter of 2023, the Company recorded $0.9 million of severance and termination-related costs. The payments of these costs were completed in July of 2023. Effective May 1, 2023, the Company’s board of directors appointed Dr. Juan Vera as the Company’s President and Chief Executive Officer.

Effective June 30, 2023, the board of directors appointed Eliot M. Lurier as the Company’s Interim Chief Financial Officer, whereby Mr. Lurier provided consulting services to the Company pursuant to a consulting agreement between the Company and Danforth Advisors, LLC (“Danforth”) and received no compensation directly from the Company. On November 17, 2023, the Company terminated the consulting agreement between the Company and Danforth, effective January 16, 2024.

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

NOTE 2: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results (see Note 7 for information on discontinued operations).

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2024, or for any future interim period. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto included in the Company’s annual report on Form 10-K filed on March 26, 2024.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2024, the Company had cash and cash equivalents of approximately $11.3 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity, debt financings and grants. In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents are entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the three months ended March 31, 2023, the Company sold 200,261 shares of its common stock under the ATM Agreement for proceeds of $0.6 million. There was no common stock issued under the ATM Agreement during the three months ended March 31, 2024. In April 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement resulting in net proceeds of $0.04 million, after deducting agent commissions.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company’s clinical investigation of MT-401. Through the date of this filing, the Company has received $6.9 million of funds from the CPRIT grant. The Company recorded $0.8 million of grant income related to the CPRIT grant as revenue for the three months ended March 31, 2024.

In September 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401 for the treatment of post-transplant AML Through the date of this filing, the Company has received $0.8 million from the FDA grant. The Company recorded $0.3 million and $0.1 million of grant income related to the FDA grant as revenue for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company recorded $0.3 million of grant income receivable, which represented grant income earned in advance of funds to be received from the FDA. In April 2024, the Company received $0.3 million of funds from the FDA grant.

In May 2023, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. Through the date of this filing, the Company has received $0.4 million from SBIR. The Company recorded $0.2 million of grant income related to the SBIR grant as revenue for the three months ended March 31, 2024. As of March 31, 2024, the Company recorded $0.2 million as other receivable, which represented grant income earned in advance of funds to be received from the SBIR. In April 2024, the Company received $0.2 million of funds from the SBIR grant.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of March 31, 2024, including drawdowns of available grant funds, will enable the Company to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2025. Prior to the Cell Ready transaction, there was substantial doubt regarding the Company’s ability to continue as a going concern, which was alleviated by the proceeds from the transaction.

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

The Company has sufficient cash available to meet its operating requirements for at least the next twelve months from the issuance of these financial statements. However, the Company does not have sufficient sources of revenue to provide incoming cash flows to sustain its future operations beyond the fourth quarter of 2025. As outlined above, its ability to pursue its long-term planned business activities is dependent upon its successful efforts to raise additional capital and grant income.

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

Cash, Cash Equivalents and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2024 consisted of cash and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of March 31, 2024, the Company had approximately $1.4 million in cash at financial institutions and approximately $9.9 million in U.S. government agency securities, for aggregate cash and cash equivalents of $11.3 million. As of December 31, 2023, the Company had approximately $1.4 million in cash at financial institutions and approximately $13.7 million in U.S. government agency securities, for aggregate cash and cash equivalents of $15.1 million.

In the event cash is received from grants in advance of incurring qualifying costs, it is recorded as restricted cash until it is earned and recorded to grant income.

Discontinued Operations

The Purchased Assets sold to Cell Ready pursuant to the Cell Ready Purchase Agreement constituted a significant disposition and as such, the Company concluded that the disposition of its Purchased Assets represented a strategic shift that had a major effect on its operations and financial results. Therefore, the Purchased Assets, related party revenue, service revenue and related expenses are classified as discontinued operations for all periods presented herein. See Note 7 for further information.

Recently Issued Accounting Standards Not Yet Adopted

Improvements to Reporetable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounitng Standards Update (“ASU”) No. 2023-07, Segement Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. The ASU is effective for fiscal year periods beginning after December15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the ASU requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregtion of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guiadance to have a material impact on its consolidated financial statements.

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

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 26, 2024.

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

The following table sets forth the computation of net loss per share for the three months ended March 31, 2024 and 2023, respectively:

	For the Three Months Ended
	March 31,
	2024	2023
Numerator:
Loss from continuing operations	$(2,392,822)	$(4,224,825)
Loss from discontinued operations	$—	$(742,751)
Net loss	$(2,392,822)	$(4,967,576)

Denominator:
Weighted average common shares outstanding, basic	8,901,962	8,721,031
Weighted average common shares outstanding, diluted	8,901,962	8,721,031

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.27)	$(0.48)
Loss from discontinued operations, basic and diluted	$—	$(0.09)
Net loss per share, basic and diluted	$(0.27)	$(0.57)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,
	2024	2023
Common stock options	639,000	1,297,000
Common stock purchase warrants	—	1,848,000
Potentially dilutive securities	639,000	3,145,000

NOTE 6: OTHER RECEIVABLE

Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. The Company recorded $0.8 million and $1.2 million of grant income related to the CPRIT grant for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the Company recorded $1.2 million of grant income receivable related to the CPRIT grant.

Additionally, the Company recorded $0.3 million and $0.2 million of grant income related to the FDA and SBIR grants, respectively, for the three months ended March 31, 2024. At March 31, 2024, the Company recorded $0.3 million and $0.2 million of grant income receivable related to the FDA and SBIR grants, respectively.

The Company received $0.3 million and $0.2 million of funds from FDA and SBIR in April 2024, respectively.

NOTE 7: DISCONTINUED OPERATIONS

As discussed in Note 1, on June 26, 2023, the Company completed the previously announced transaction with Cell Ready for cash consideration of $19.0 million, resulting in derecognition of the Purchased Assets and a gain on sale of approximately $8.7 million, net of $63,000 in tax. There were no remaining assets and liabilities classified in discontinued operations as of March 31, 2024 or December 31, 2023.

The Company had no activity related to discontinued operations for the three months ended March 31, 2024. Net loss from discontinued operations for the three months ended March 31, 2023, was as follows:

For the Three Months Ended
March 31,
2023
Revenues:
Related party service revenue	$3,500,000
Total revenues	3,500,000
Operating expenses:
Research and development	3,894,245
General and administrative	348,506
Total operating expenses	4,242,751
Loss from discontinued operations	$(742,751)

The following table summarizes our cash flows related to discontinued operations for the three months ended March 31, 2023:

For the Three Months Ended
March 31,
2023
Discontinued operations
Net cash used in operating activities	(2,790,000)
Net cash used in investing activities	(113,000)
Net decrease in cash and cash equivalents from discontinued operations	$(2,903,000)

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

In March 2023, the Company recognized the final $2.5 million of revenue pursuant to this $8.0 million agreement and an additional $1.0 million because certain agreed milestones were met. The additional $1.0 million of service fee revenue recognized during the three months ended March 31, 2023 was received in May 2023.

NOTE 8: ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND RELATED PARTY PAYABLE

Accounts payable, accrued liabilities, and related party payable consist of the following as of March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2024	2023
Accounts payable	$1,202,000	$961,000
Compensation and benefits	57,000	57,000
Professional fees	297,000	303,000
Related party payable	354,000	1,330,000
Property taxes	65,000	116,000
Other taxes payable	126,000	103,000
Other	203,000	205,000
Total accounts payable, accrued liabilities and related party payable	$2,304,000	$3,075,000

The $0.4 million and $1.3 million related-party payable as of March 31, 2024 and December 31, 2023, respectively, reflects amounts payable to Cell Ready for outsourced product development and manufacturing services. See Note 13: Related Party Transactions.

NOTE 9: STOCKHOLDERS’ EQUITY

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

Common Stock Transactions

Issuance of Stock Pursuant to ATM Agreement

The Company did not issue any common stock under the ATM Agreement for the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company sold 200,261 shares of its common stock under the ATM Agreement for proceeds of $0.6 million.

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

Exercise of Stock Options

During the three months ended March 31, 2024, certain outstanding options were exercised for 19,497 shares of common stock, providing aggregate proceeds to the Company of approximately $49,000.

NOTE 10: STOCK-BASED COMPENSATION

Stock Options

2024 Equity Incentive Awards

There were no equity incentive awards issued during the three months ended March 31, 2024.

A summary of the Company’s stock option activity for the three months ended March 31, 2024 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of January 1, 2024	737,895	$25.42	$1,317,000	7.6
Exercised	(19,497)	2.52	—	—
Canceled/Expired	(79,196)	52.95	—	—
Outstanding as of March 31, 2024	639,202	$22.71	$720,000	7.5
Options vested and exercisable	329,916	$41.17	$113,000	6.2

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended
	March 31,
	2024	2023
Stock Compensation expenses:
Research and development	$6,000	$151,000
General and administrative	73,000	221,000
Stock compensation in continuing operations	79,000	372,000
Stock compensation in discontinued operations	—	288,000
Total stock compensation expenses	$79,000	$660,000

As of March 31, 2024, the total stock-based compensation cost related to unvested awards not yet recognized was $0.3 million. The expected weighted average period compensation costs to be recognized was approximately 1.8 years. Future option grants will impact the compensation expense recognized.

NOTE 11: GRANT INCOME

CPRIT

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company’s clinical investigation of MT-401.

If restricted cash received from grants in advance of incurring qualifying costs, it is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. There was no restricted cash recorded as of March 31, 2024 and December 31, 2023. If qualifying grant income is earned in advance of cash received from grants, it is recognized as revenue and recorded as other receivable.

The Company recorded $0.8 million and $1.2 million of grant income related to the CPRIT grant as revenue for the three months ended March 31, 2024, and 2023, respectively. As of March 31, 2024, the Company recorded $1.2 million as other receivable, which represented grant income earned in advance of funds to be received from CPRIT.

FDA

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401 for the treatment of post-transplant AML. The Company recorded $0.3 million and $0.1 million of grant income related to the FDA grant as revenue for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, the Company recorded $0.3 million as other receivable, which represented grant income earned in advance of funds to be received from the FDA. In April 2024, the Company received $0.3 million of funds from the FDA grant.

SBIR

In May 2023, the Company announced it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. The Company recorded $0.2 million of grant income related to the SBIR grant as revenue for the three months ended March 31, 2024. As of March 31, 2024, the Company recorded $0.2 million as other receivable, which represented grant income earned in advance of funds to be received from the SBIR. In April 2024, the Company received $0.2 million of funds from the SBIR grant.

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

NOTE 13: RELATED PARTY EXPENSES

The following table sets forth related party transaction expenses recorded for the three months ended March 31, 2024 and 2023, respectively.

	For the Three Months Ended
	March 31,
	2024	2023
Baylor College of Medicine	$—	$11,000
Cell Ready	1,186,000	—
Wilson Wolf Manufacturing Corporation	—	204,000
Total Research and development	$1,186,000	$215,000

$0.4 million of related party transactions are included in accounts payable and accrued liabilities as of March 31, 2024. See Note 8 for additional information.

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

BCM owns shares of the Company’s common stock.

Purchases from Wilson Wolf

In 2023, the Company utilized Wilson Wolf for the purchases of cell culture devices called G-Rexes. Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf Manufacturing Corporation.

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

During the three months ended March 31, 2024, the Company entered into Work Order #1 under the MSA, pursuant to which Cell Ready agreed to provide the Company with GMP drug product for Marker MT-401 and/or MT-601. The services include the delivery of final drug product and quality control testing. The Company also requested Cell Ready to provide general support services in connection therewith. During the three months ended March 31, 2024, the Company incurred $1.2 million is expenses related to the  services and manufacturing costs and paid $2.2 million for invoices received. Additional Work Orders are expected to be generated for the remainder of 2024.

NOTE 14: SUBSEQUENT EVENTS

In April 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement resulting in net proceeds of $0.04 million, after deducting agent commissions.

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

On April 8, 2024, we issued a press release announcing that Geoffrey Shouse, D.O., Ph.D., the Principal Investigator at City of Hope National Medical Center in Duarte, CA, was invited to present his clinical experience from the APOLLO study at the 11th Global Summit on Hematologic Malignancies in Whistler, BC, Canada (April 2-7, 2024). Dr. Shouse provided an overview on the clinical observations obtained at City of Hope on Saturday, April 6, 2024 and reported that study participants tolerated initial dose level well and demonstrated durable objective responses after MT-601 treatment.

Pipeline

Our clinical-stage pipeline is set forth below:

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

During the three months ended March 31, 2024, the Company incurred $1.2 million is expenses related to the services and manufacturing costs, and paid $2.2 million related to invoices received. Additional Work Orders are expected to be generated for the remainder of 2024.

The above description of the MSA does not purport to be complete and is qualified in their entirety by reference to the full text of the MSA and Work Oder #1, copies of which are attached hereto as Exhibits 10.8 and 10.9 and are incorporated herein by reference. The MSA has been filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2024, to provide investors with information regarding the terms of the MSA and is not intended to modify or supplement any factual disclosures about the Company in its public reports filed with the SEC. In particular, the MSA is not intended to be, and should not be relied upon as, disclosure regarding any facts and circumstances relating to the Company. The representations, warranties, and covenants contained in the MSA have been made solely for the purposes of the MSA and as of specific dates; were solely for the benefit of the parties to the MSA; are not intended as statements of fact to be relied upon by the parties’ shareholders; may no longer be true as of a given date; and may apply standards of materiality in a way that is different from what may be viewed as material by shareholders. Security holders are not third-party beneficiaries under the MSA and should not rely on the representations, warranties, and covenants or any descriptions thereof as characterizations of any actual state of facts or of the condition of the Company.

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

Comparison of the Three months Ended March 31, 2024 and 2023

The following table summarizes the results of our continuing operations for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended
	March 31,
	2024	2023	Change
Revenues:
Grant income	$1,244,000	$1,234,000	$10,000	1%
Total revenues	1,244,000	1,234,000	10,000	1%
Operating expenses:
Research and development	2,575,000	3,376,000	(801,000)	(24)%
General and administrative	1,218,000	2,167,000	(949,000)	(44)%
Total operating expenses	3,793,000	5,543,000	(1,750,000)	(32)%
Loss from operations	(2,549,000)	(4,309,000)	1,760,000	(41)%
Other income (expenses):
Interest income	156,000	85,000	71,000	84%
Loss from continuing operations	$(2,393,000)	(4,224,000)	$1,831,000	(43)%

Revenue

We did not generate any revenue during the three months ended March 31, 2024 and 2023, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the clinical investigation of MT-401. During the three months ended March 31, 2024 and 2023, we recognized $0.8 million and $1.2 million of revenue, respectively, associated with the CPRIT grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. During the three months ended March 31, 2024 and 2023, we recognized $0.3 million and $0.1 million of revenue, respectively associated with the FDA grant.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. During the three months ended March 31, 2024 we recognized $0.2 million of revenue associated with the SBIR grant.

All funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

Operating Expenses

Operating expenses incurred during the three months ended March 31, 2024 were $3.8 million compared to $5.5 million during the same period ended March 31, 2023.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses decreased by 24% to $2.6 million for the three months ended March 31, 2024, compared to $3.4 million for the three months ended March 31, 2023.

The decrease of $0.8 million in 2024 was primarily attributable to the following:

●	decrease of $0.7 million in process development expenses,
●	decrease of $0.8 million in clinical trial expenses,
●	decrease of $0.6 million in headcount-related expenses, offset by
●	increase of $0.1 million in other expenses, and
●	increase of $1.2 million in Cell Ready (outsourced) clinical manufacturing costs and process development expenses.

General and Administrative Expenses

General and administrative expenses decreased by 44% to $1.2 million for the three months ended March 31, 2024, compared to $2.2 million during the same period ended March 31, 2023.

The decrease of $1.0 million in 2024 was primarily attributable to the following:

●	decrease of $0.4 million in headcount-related expenses, including stock-based compensation expense,
●	decrease of $0.4 million in legal and professional fees,
●	decrease of $0.1 million in insurance expense, and
●	decrease of $0.1 million in other expenses.

Other Income (Expense)

Interest Income

Interest income was $0.2 million and $0.1 million for the three months ended March 31, 2024 and 2023, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss from continuing operations

The decrease in our net loss from continuing operations during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to cost reductions in our research and development activities, as well as cost reductions in general and administrative expenses. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our multiTAA T cell product candidates.

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

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$11,323,000	$15,111,000
Working capital	$11,788,000	$14,053,000

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	For the three Months Ended
	March 31,
	2024	2023
Continuing operations:
Net cash used in operating activities	$(3,837,000)	$(3,098,000)
Net cash provided by financing activities	49,000	620,000
Discontinued operations
Net cash used in operating activities	—	(2,790,000)
Net cash provided by (used in) investing activities	$—	$(113,000)
Net increase (decrease) in cash and cash equivalents	$(3,788,000)	$(5,381,000)

Continuing Operations

Operating Activities

Net cash used in operating activities from continuing operations during the three months ended March 31, 2024 was $3.8 million. The use of cash primarily related to our net loss from continuing operations of $2.4 million offset by $0.1 million of non-cash stock-based compensation, and a $1.5 million decrease from changes in assets and liabilities.

Net cash used in operating activities from continuing operations during the three months ended March 31, 2023 was $3.1 million. The use of cash primarily related to our net loss from continuing operations of $4.2 million offset by $0.7 million of non-cash stock-based compensation, and further offset by a $0.4 million increase from changes in assets and liabilities.

Financing Activities

Net cash provided by financing activities was $0.1 million and $0.6 million during the three months ended March 31, 2024 and March 31, 2023, respectively, due to the net proceeds from sale of common stock as well as the exercise of stock options.

Discontinued Operations

Operating Activities

Net cash used in operating activities from discontinued operations during the three months ended March 31, 2023 was $2.8 million, which was comprised of $0.7 million of net loss and $2.1 million of cash used for other operating activities.

Investing Activities

Net cash used in investing activities from discontinued operations during the three months ended March 31, 2023 was $0.1 million, which related to capital expenditures for lab equipment.

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

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the CPRIT to support the Company’s clinical investigation of MT-401. Through the date of this filing, the Company has received $6.9 million of funds from the CPRIT grant. The Company recorded $0.8 million of grant income related to the CPRIT grant as revenue during the three months ended March 31, 2024 and at March 31, 2024, the Company recorded $1.2 million of grant income receivable.

On September 13, 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. Through the date of this filing, the Company has received $0.8 million from the FDA grant. The Company recorded $0.3 million of grant income related to the FDA grant as revenue during the three months ended March 31, 2024 and at March 31, 2024, the Company recorded $0.3 million of grant income receivable. In April 2024, the Company received $0.3 million of funds from the FDA grant.

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. Through the date of this filing, the Company has received $0.4 million from SBIR. The Company recorded $0.2 million of grant income related to the SBIR grant as revenue during the three months ended March 31, 2024 and at March 31, 2024, the Company recorded $0.2 million of grant income receivable. In April 2024, the Company received $0.2 million of funds from the SBIR grant.

All funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

As of March 31, 2024, we had working capital of $11.8 million, compared to working capital of $14.1 million as of December 31, 2023, and as of March 31, 2024 we had cash and cash equivalents of $11.3 million compared to $15.1 million as of December 31, 2023. Operating expenses incurred during the three months ended March 31, 2024 were $3.8 million compared to $5.5 million during the equivalent prior year period. Based on our clinical plans and our timing expectations related to the progress of our programs, we expect that, together with drawdowns of available grant funds, our cash and cash equivalents as of March 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

In addition to the foregoing, high inflation and concerns about an economic recession in the United States or other major markets have resulted in, among other things, volatility in the capital markets that may have the effect of reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction due to these factors could materially affect our business and the value of our common stock.

ATM Agreement

In August 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, or the Sales Agents, pursuant to which we can offer and sell, from time to time at our sole discretion through the Sales Agents, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the three months ended March 31, 2024, the Company did not sell any shares of its common stock under the ATM agreement. In April 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement resulting in net proceeds of $0.04 million, after deducting agent commissions.

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

Critical Accounting Estimates

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. There have not been any critical accounting estimates made by management.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.         Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.         Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on March 26, 2024. There have been no material changes to the risk factors described in that report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the three months ended March 31, 2024.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.1.1	Certificate of Amendment to Certificate of Incorporation.	8-K	001-37939	3.1	5/27/2022

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37939	3.1	1/26/2023

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

10.1	Master Services Agreement for Product Supply between Marker Therapeutics, Inc. and Cell Ready LLC dated February 22, 2024**	10-K	001-37939	10.8	3/26/2024

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: May 15, 2024

MARKER THERAPEUTICS, INC.

/s/ Juan Vera
Juan Vera
President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)