Form 10-Q
period 2024-06-30
Marker Therapeutics, Inc.
filed 2024-08-14
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024

☐   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

MARKER THERAPEUTICS, INC.

(Name of registrant in its charter)

DELAWARE	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2450 Holcombe Blvd, Suite BCM-A, MS: BCM251 Houston, Texas	77021
(Address of principal executive offices)	(Zip Code)

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

The registrant had 8,922,695 shares of common stock outstanding as of August 08, 2024.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$7,800,464	$15,111,450
Prepaid expenses and deposits	1,384,394	988,126
Other receivables	2,490,147	1,027,815
Total current assets	11,675,005	17,127,391
Total assets	$11,675,005	$17,127,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,679,672	$1,745,193
Related party payable	292,569	1,329,655
Total current liabilities	1,972,241	3,074,848
Total liabilities	1,972,241	3,074,848

Stockholders’ equity:
Preferred stock, $0.001 par value, 5 million shares authorized, 0 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 8.9 million shares issued and outstanding as of June 30, 2024 and December 31, 2023 (see Note 9)	8,922	8,891
Additional paid-in capital	450,565,204	450,329,515
Accumulated deficit	(440,871,362)	(436,285,863)
Total stockholders’ equity	9,702,764	14,052,543
Total liabilities and stockholders’ equity	$11,675,005	$17,127,391

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Grant income	$1,169,236	$762,658	$2,413,297	$1,996,995
Total revenues	1,169,236	762,658	2,413,297	1,996,995
Operating expenses:
Research and development	2,335,430	2,377,993	4,910,446	5,754,492
General and administrative	1,141,871	2,518,725	2,359,934	4,686,044
Total operating expenses	3,477,301	4,896,718	7,270,380	10,440,536
Loss from operations	(2,308,065)	(4,134,060)	(4,857,083)	(8,443,541)
Other income (expenses):
Interest income	115,388	35,080	271,584	119,734
Loss from continuing operations	(2,192,677)	(4,098,980)	(4,585,499)	(8,323,807)
Discontinued operations:
Loss from discontinued operations, net of tax	—	(2,179,657)	—	(2,922,406)
Gain on disposal of discontinued operations before income taxes	—	8,794,426	—	8,794,426
Income from discontinued operations	—	6,614,769	—	5,872,020
Net (loss) income	$(2,192,677)	$2,515,789	$(4,585,499)	$(2,451,787)

Net (loss) earnings per share:
Loss from continuing operations, basic and diluted	$(0.25)	$(0.47)	$(0.51)	$(0.95)
Income from discontinued operations, basic and diluted	$—	$0.75	$—	$0.67
Net (loss) earnings per share	$(0.25)	$0.29	$(0.51)	$(0.28)

Weighted average number of common shares outstanding:
Basic	8,918,233	8,798,956	8,910,097	8,760,209
Diluted	8,918,233	8,798,956	8,910,097	8,760,209

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended June 30, 2024
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2024	8,910,917	$8,910	$450,458,009	$(438,678,685)	$11,788,234
Shares purchased pursuant to ATM agreement	8,178	8	36,894	—	36,902
Issuance of common stock from exercise of stock options	3,600	4	7,700	—	7,704
Stock-based compensation	—	—	62,601	—	62,601
Net loss	—	—	—	(2,192,677)	(2,192,677)
Balance at June 30, 2024	8,922,695	$8,922	$450,565,204	$(440,871,362)	$9,702,764

	For the Six Months Ended June 30, 2024
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2024	8,891,420	$8,891	$450,329,515	$(436,285,863)	$14,052,543
Shares purchased pursuant to ATM agreement	8,178	8	36,894	—	36,902
Issuance of common stock from exercise of stock options	23,097	23	56,777	—	56,800
Stock-based compensation	—	—	142,018	—	142,018
Net loss	—	—	—	(4,585,499)	(4,585,499)
Balance at June 30, 2024	8,922,695	$8,922	$450,565,204	$(440,871,362)	$9,702,764

	For the Three Months Ended June 30, 2023
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2023	8,798,829	$8,799	$448,921,174	$(433,016,625)	$15,913,348
Issuance of common stock from exercise of stock options	344	—	736	—	736
Stock-based compensation	—	—	604,879	—	604,879
Net loss	—	—	—	2,515,789	2,515,789
Balance at June 30, 2023	8,799,173	$8,799	$449,526,789	$(430,500,836)	$19,034,752

	For the Six Months Ended June 30, 2023
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2023	8,405,771	$8,406	$447,641,680	$(428,049,049)	$19,601,037
Issuance of common stock for cash	212,761	213	619,761	—	619,974
Issuance of common stock as commitment fee for future financing	180,410	180	(180)	—	—
Issuance of common stock from exercise of stock options	344	—	736	—	736
Stock-based compensation	—	—	1,264,792	—	1,264,792
Net loss	—	—	—	(2,451,787)	(2,451,787)
Fractional shares adjustment due to reverse split	(113)	—	—	—	—
Balance at June 30, 2023	8,799,173	$8,799	$449,526,789	$(430,500,836)	$19,034,752

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(4,585,499)	$(2,451,787)
Less: gain from discontinued operations, net of tax	—	5,872,020
Net loss from continuing operations	(4,585,499)	(8,323,807)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	142,018	539,858
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(396,268)	(238,223)
Other receivables	(1,462,332)	655,904
Related party payable	(1,037,086)	—
Accounts payable and accrued expenses	(65,521)	197,030
Net cash used in operating activities - continuing operations	(7,404,688)	(7,169,238)
Net cash used in operating activities - discontinued operations	—	(5,775,680)
Net cash used in operating activities	(7,404,688)	(12,944,918)
Cash Flows from Investing Activities:
Net cash provided by investing activities - discontinued operations	—	18,664,122
Net cash provided by investing activities	—	18,664,122
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	36,902	619,974
Proceeds from stock options exercise	56,800	736
Net cash provided by financing activities	93,702	620,710
Net (decrease) increase in cash and cash equivalents	(7,310,986)	6,339,914
Cash and cash equivalents at beginning of the period	15,111,450	11,782,172
Cash and cash equivalents at end of the period	$7,800,464	$18,122,086

	For the Six Months Ended
	June 30,
	2024	2023
Supplemental schedule of non-cash financing and investing activities:
Changes between assets and liabilities in discontinued operations	$—	$141,979
Issuance of common stock as commitment fee for future financing	$—	180

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2024, the Company had cash and cash equivalents of approximately $7.8 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity, debt financings and grants. In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents are entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the three and six months ended June 30, 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement for proceeds of $0.04 million. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC. The Company is not subject to any termination penalties related to the termination of the ATM Agreement. The Company is currently considering more effective ways to improve market access to its equity.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company’s clinical investigation of MT-401. Through the date of this filing, the Company has received $9.7 million of funds from the CPRIT grant. The Company recorded $0.7 million and $1.5 million of grant income related to the CPRIT grant as revenue for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company recorded $1.9 million of grant income receivable, which represented grant income earned in advance of funds to be received from CPRIT.

In September 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401 for the treatment of post-transplant AML Through the date of this filing, the Company has received $1.0 million from the FDA grant. The Company recorded $0.2 million and $0.5 million of grant income related to the FDA grant as revenue for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company recorded $0.2 million of grant income receivable, which represented grant income earned in advance of funds to be received from the FDA. In July 2024, the Company received $0.2 million of funds from the FDA grant.

In May 2023, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. Through the date of this filing, the Company has received $0.6 million from SBIR. The Company recorded $0.2 million and $0.4 million of grant income related to the SBIR grant as revenue for the three and six months ended June 30, 2024. As of June 30, 2024, the Company recorded $0.2 million as other receivable, which represented grant income earned in advance of funds to be received from the SBIR. In July 2024, the Company received $0.2 million of funds from the SBIR grant.

In June 2024, the Company received notice of a $2.0 million grant over a 2 - year period from the National Institutes of Health - National Cancer Institute to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. Through the date of this filing, the Company has not received any funds from this grant.

As described in Note 1, on June 26, 2023, the Company completed the transaction with Cell Ready pursuant to the Cell Ready Purchase Agreement for total consideration of $19.0 million. On February 22, 2024, the Company entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready, a contract development and manufacturing organization (CDMO). Under the MSA, it is anticipated Cell Ready will perform a wide variety of services for us, including research and development, and manufacturing in support of our clinical trials. Pursuant to the MSA, the Company may contract with Cell Ready for the provision of various products and services from time to time by entering into work orders with Cell Ready (See Note 13).

The Company expects to continue to incur substantial losses over the next several years during its development phase.

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of June 30, 2024, including drawdowns of available grant funds, will enable the Company to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2025. Prior to the Cell Ready transaction, there was substantial doubt regarding the Company’s ability to continue as a going concern, which was alleviated by the proceeds from the transaction.

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

The Company has sufficient cash available to meet its operating requirements for at least the next twelve months from the issuance of these financial statements. However, the Company does not have sufficient sources of revenue to provide incoming cash flows to sustain its future operations beyond the third quarter of 2025. As outlined above, its ability to pursue its long-term planned business activities is dependent upon its successful efforts to raise additional capital and grant income.

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

Cash, Cash Equivalents and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at June 30, 2024 consisted of cash and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of June 30, 2024, the Company had approximately $1.6 million in cash at financial institutions and approximately $6.2 million in U.S. government agency securities, for aggregate cash and cash equivalents of $7.8 million. As of December 31, 2023, the Company had approximately $1.4 million in cash at financial institutions and approximately $13.7 million in U.S. government agency securities, for aggregate cash and cash equivalents of $15.1 million.

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

Recently Issued Accounting Standards Not Yet Adopted

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. The ASU is effective for fiscal year periods beginning after December15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the ASU requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

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

The following table sets forth the computation of net loss per share for the three and six months ended June 30, 2024 and 2023, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Loss from continuing operations	$(2,192,677)	$(4,098,980)	$(4,585,499)	$(8,323,807)
Income from discontinued operations	$—	$6,614,769	$—	$5,872,020
Net (loss) income	$(2,192,677)	$2,515,789	$(4,585,499)	$(2,451,787)

Denominator:
Weighted average common shares outstanding, basic	8,918,233	8,798,956	8,910,097	8,760,209
Weighted average common shares outstanding, diluted	8,918,233	8,798,956	8,910,097	8,760,209

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.25)	$(0.47)	$(0.51)	$(0.95)
Income from discontinued operations, basic and diluted	$—	$0.75	$—	$0.67
Net (loss) income per share, basic and diluted	$(0.25)	$0.29	$(0.51)	$(0.28)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Six Months Ended
	June 30,
	2024	2023
Common stock options	601,000	1,143,000
Common stock purchase warrants	—	1,848,000
Potentially dilutive securities	601,000	2,991,000

NOTE 6: OTHER RECEIVABLE

Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. The Company recorded $0.7 million and $1.5 million of grant income related to the CPRIT grant for the three and six months ended June 30, 2024, respectively. At June 30, 2024, the Company recorded $1.9 million of grant income receivable related to the CPRIT grant.

Additionally, the Company recorded $0.2 million and $0.2 million of grant income related to the FDA and SBIR grants, respectively, for the three months ended June 30, 2024. The Company recorded $0.5 million and $0.4 million of grant income related to the FDA and SBIR grants, respectively, for the six months ended June 30, 2024. At June 30, 2024, the Company recorded $0.2 million and $0.2 million of grant income receivable related to the FDA and SBIR grants, respectively.

In July 2024, the Company received payments of  $0.2 million and $0.2 million from the FDA and SBIR grants, respectively.

NOTE 7: DISCONTINUED OPERATIONS

As discussed in Note 1, on June 26, 2023, the Company completed the previously announced transaction with Cell Ready for cash consideration of $19.0 million, resulting in derecognition of the Purchased Assets and a gain on sale of approximately $8.7 million, net of $63,000 in tax. There were no remaining assets and liabilities classified in discontinued operations as of June 30, 2024 or December 31, 2023.

The Company had no activity related to discontinued operations for the three and six months ended June 30, 2024. Net loss from discontinued operations for the three and six months ended June 30, 2023, was as follows:

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2023	2023
Revenues:
Service Revenue	$816,641	$816,641
Related party service revenue	—	3,500,000
Total revenues	816,641	4,316,641
Operating expenses:
Research and development	2,667,712	6,561,957
General and administrative	328,585	677,090
Total operating expenses	2,996,297	7,239,048
Loss from discontinued operations	$(2,179,657)	$(2,922,406)

The following table summarizes our cash flows related to discontinued operations for the six months ended June 30, 2023:

For the Six Months
Ended June 30,
2023
Discontinued operations:
Net cash used in operating activities	(5,776,000)
Net cash provided by investing activities	18,664,000
Net increase (decrease) in cash and cash equivalents	$12,888,000

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

In March 2023, the Company recognized the final $2.5 million of revenue pursuant to this $8.0 million agreement and an additional $1.0 million because certain agreed milestones were met. Payment of the additional $1.0 million was received in May 2023.

NOTE 8: ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND RELATED PARTY PAYABLE

Accounts payable, accrued liabilities, and related party payable consist of the following as of June 30, 2024 and December 31, 2023, respectively:

	June 30,	December 31,
	2024	2023
Accounts payable	$1,082,000	$961,000
Compensation and benefits	62,000	57,000
Professional fees	280,000	303,000
Related party payable	293,000	1,330,000
Tax fees	53,000	219,000
Other	203,000	205,000
Total accounts payable, accrued liabilities and related party payable	$1,973,000	$3,075,000

The $0.3 million and $1.3 million related-party payable as of June 30, 2024 and December 31, 2023, respectively, primarily reflects amounts payable to Cell Ready for outsourced product development and manufacturing services. See Note 13: Related Party Transactions.

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

Common Stock Transactions

Issuance of Stock Pursuant to ATM Agreement

During the six months ended June 30, 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement for gross proceeds of $37,000. During the six months ended June 30, 2023, the Company sold 200,261 shares of its common stock under the ATM Agreement for gross proceeds of $0.6 million. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC. The Company is currently considering more effective ways to improve market access to its equity.

Stock Purchase Agreement

In December 2022, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park which provides that, upon the terms and subject to the conditions of the agreement, the Company had the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of its common stock (the “Purchase Shares”) from time to time over a 24-month term, at a variable price with certain market-based terms as defined in the Purchase Agreement. The Purchase Agreement did not exhibit any of the characteristics for liability classification under ASC Topic 480, Distinguishing Liabilities from Equity. Instead, the purchase agreement was indexed to the Company’s own stock under ASC Subtopic 815-40, Contracts in Entity’s Own Equity, and classified as equity. In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million. During the six months ended June 30, 2023, the Company sold 12,500 shares of its common stock under the Purchase Agreement for gross proceeds of approximately $33,000. The Company terminated the Purchase Agreement with Lincoln Park on February 29, 2024, effective March 1, 2024.

Exercise of Stock Options

During the six months ended June 30, 2024, certain outstanding options were exercised for 23,097 shares of common stock, providing aggregate proceeds to the Company of approximately $57,000.

NOTE 10: STOCK-BASED COMPENSATION

Stock Options

2024 Equity Incentive Awards

There were no equity incentive awards issued during the three and six months ended June 30, 2024.

A summary of the Company’s stock option activity for the six months ended June 30, 2024 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of January 1, 2024	737,895	$25.42	$1,317,000	7.6
Exercised	(23,097)	2.46	—	—
Canceled/Expired	(113,429)	44.71	—	—
Outstanding as of June 30, 2024	601,369	$22.66	$1,194,000	7.3
Options vested and exercisable	371,324	$34.83	$457,000	6.6

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Stock Compensation expenses:
Research and development	$4,000	$42,000	$10,000	$193,000
General and administrative	59,000	127,000	132,000	347,000
Stock compensation in continuing operations	63,000	169,000	142,000	540,000
Stock compensation in discontinued operations	—	437,000	—	725,000
Total stock compensation expenses	$63,000	$606,000	$142,000	$1,265,000

As of June 30, 2024, the total stock-based compensation cost related to unvested awards not yet recognized was $0.3 million. The expected weighted average period compensation costs to be recognized was approximately 1.8 years. Future option grants will impact the compensation expense recognized.

NOTE 11: GRANT INCOME

CPRIT

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company’s clinical investigation of MT-401.

If restricted cash received from grants in advance of incurring qualifying costs, it is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. There was no restricted cash recorded as of June 30, 2024, and December 31, 2023. If qualifying grant income is earned in advance of cash received from grants, it is recognized as revenue and recorded as other receivable.

The Company recorded $0.7 million and $1.5 million of grant income related to the CPRIT grant as revenue for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company recorded $1.9 million as other receivable, which represented grant income earned in advance of funds to be received from CPRIT. In July 2024, the Company received $2.8 million of funds from the CPRIT grant.

FDA

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401 for the treatment of post-transplant AML. The Company recorded $0.2 million and $0.5 million of grant income related to the FDA grant as revenue for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company recorded $0.2 million as other receivable, which represented grant income earned in advance of funds to be received from the FDA. In July 2024, the Company received $0.2 million of funds from the FDA grant.

SBIR

In May 2023, the Company announced it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. The Company recorded $0.2 million and $0.4 million of grant income related to this grant as revenue for the three and six months ended June 30, 2024, respectively. As of June 30, 2024, the Company recorded $0.2 million as other receivable, which represented grant income earned in advance of funds to be received from the SBIR. In July 2024, the Company received $0.2 million of funds from the SBIR grant.

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

NOTE 13: RELATED PARTY EXPENSES

The following table sets forth related party transaction expenses recorded for the three and six months ended June 30, 2024 and 2023, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Baylor College of Medicine	$6,000	$2,000	$6,000	$13,000
Cell Ready	650,000	—	1,836,000	—
Wilson Wolf Manufacturing Corporation	—	73,000	—	277,000
Total Research and development	$656,000	$75,000	$1,842,000	$290,000

$0.3 million of related party transactions are included in accounts payable and accrued liabilities as of June 30, 2024. See Note 8 for additional information.

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

During the six months ended June 30, 2024, the Company entered into Work Order #1 under the MSA, pursuant to which Cell Ready agreed to provide the Company with GMP drug product for Marker MT-401 and/or MT-601. The services include the delivery of final drug product and quality control testing. The Company also requested Cell Ready to provide general support services in connection therewith. During the three and six months ended June 30, 2024, the Company incurred $0.7 million and $1.8 million, respectively, in expenses related to the services and manufacturing costs and paid $0.7 million  and $2.9 million, respectively, for invoices received. Additional Work Orders are expected to be generated for the remainder of 2024.

NOTE 14: SUBSEQUENT EVENTS

On August 12, 2024, the Company issued a press release announcing it was awarded a $2.0 million grant from the National Institutes of Health (NIH) Small Business Innovation Research (SBIR) program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy.

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

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. Harnessing millions of years of immunologic evolution, Marker’s multi tumor associated antigen (“multiTAA”)-specific T cell technology is designed to recognize and kill highly heterogeneous tumors without the need for genetic modifications. This approach selectively expands natural tumor-specific T cells from a patient’s/donor’s blood that are capable of recognizing a broad range of tumor associated antigens, or TAAs. Unlike other T cell therapies, multiTAA-specific T cells are able to recognize hundreds of different epitopes within up to six tumor-specific antigens to produce broad spectrum anti-tumor activity. Targeting multiple antigens simultaneously exploits the natural capacity of T cells to recognize and kill tumor targets via native T cell receptors (“TCR”), while limiting tumor adaptation/escape by antigen-negative selection or antigen down-regulation. When infused into a patient with cancer, the multiTAA-specific T cells are designed to kill cancer cells expressing the TAA and potentially recruit the patient’s immune system to participate in the cancer killing process.

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

On April 8, 2024, we issued a press release announcing that Geoffrey Shouse, D.O., Ph.D., the Principal Investigator at City of Hope National Medical Center in Duarte, CA, was invited to present his clinical experience from the APOLLO study at the 11th Global Summit on Hematologic Malignancies in Whistler, BC, Canada (April 2-7, 2024). Dr. Shouse provided an overview on the clinical observations obtained at City of Hope on Saturday, April 6, 2024, and reported that study participants tolerated initial dose level well and demonstrated durable objective responses after MT-601 treatment.

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

During the three and six months ended June 30, 2024, the Company incurred $0.7 million and $1.8 million in expenses related to the services and manufacturing costs, and paid $0.7 million and $2.9 million related to invoices received, respectively. Additional Work Orders are expected to be generated for the remainder of 2024.

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

Comparison of the Three months Ended June 30, 2024 and 2023

The following table summarizes the results of our continuing operations for the three months ended June 30, 2024 and 2023:

	For the Three Months Ended
	June 30,
	2024	2023	Change
Revenues:
Grant income	$1,169,000	$763,000	$406,000	53%
Total revenues	1,169,000	763,000	406,000	53%
Operating expenses:
Research and development	2,335,000	2,378,000	(43,000)	(2)%
General and administrative	1,142,000	2,519,000	(1,377,000)	(55)%
Total operating expenses	3,477,000	4,897,000	(1,420,000)	(29)%
Loss from operations	(2,308,000)	(4,134,000)	1,826,000	(44)%
Other income (expenses):
Interest income	115,000	35,000	80,000	229%
Loss from continuing operations	$(2,193,000)	(4,099,000)	$1,906,000	(46)%

Revenue

We did not generate any revenue during the three months ended June 30, 2024 and 2023, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the clinical investigation of MT-401. During the three months ended June 30, 2024 and 2023, we recognized $0.7 million and $0.7 million of revenue, respectively, associated with the CPRIT grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. During the three months ended June 30, 2024 and 2023, we recognized $0.2 million and $0.1 million of revenue, respectively associated with the FDA grant.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. During the three months ended June 30, 2024, we recognized $0.2 million of revenue associated with the SBIR grant. During the three months ended June 30, 2023, no revenue was recognized associated with the SBIR grant.

All funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

Operating Expenses

Operating expenses incurred during the three months ended June 30, 2024 were $3.5 million compared to $4.9 million during the same period ended June 30, 2023.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses decreased by 2% to $2.3 million for the three months ended June 30, 2024, compared to $2.4 million for the three months ended June 30, 2023.

The decrease of $0.1 million in 2024 was primarily attributable to the following:

●	decrease of $0.3 million in process development expenses,
●	decrease of $0.3 million in headcount-related expenses,
●	decrease of $0.7 million in other expenses, offset by

●	increase of $0.5 million in clinical trial expenses,
●	increase of $0.7 million in Cell Ready (outsourced) clinical manufacturing costs and process development expenses.

General and Administrative Expenses

General and administrative expenses decreased by 55% to $1.1 million for the three months ended June 30, 2024, compared to $2.5 million during the same period ended June 30, 2023.

The decrease of $1.4 million in 2024 was primarily attributable to the following:

●	decrease of $1.1 million in headcount-related expenses, including stock-based compensation expense and net of severance expense,
●	decrease of $0.1 million in legal and professional fees,
●	decrease of $0.1 million in insurance expense,
●	decrease of $0.2 million in other expenses, offset by
●	increase of $0.1 million in consulting expenses.

Other Income (Expense)

Interest Income

Interest income was $0.1 million and $35,000 for the three months ended June 30, 2024 and 2023, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss from continuing operations

The decrease in our net loss from continuing operations during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to cost reductions in our general and administrative expenses, as well as higher grant income. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our multiTAA T cell product candidates.

Comparison of the Six months Ended June 30, 2024 and 2023

The following table summarizes the results of our continuing operations for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
	2024	2023	Change
Revenues:
Grant income	$2,413,000	$1,997,000	$416,000	21%
Total revenues	2,413,000	1,997,000	416,000	21%
Operating expenses:
Research and development	4,910,000	5,754,000	(844,000)	(15)%
General and administrative	2,360,000	4,686,000	(2,326,000)	(50)%
Total operating expenses	7,270,000	10,440,000	(3,170,000)	(30)%
Loss from operations	(4,857,000)	(8,443,000)	3,586,000	(42)%
Other income (expenses):
Interest income	272,000	120,000	152,000	127%
Loss from continuing operations	$(4,585,000)	(8,323,000)	$3,738,000	(45)%

Revenue

We did not generate any revenue during the six months ended June 30, 2024 and 2023, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the clinical investigation of MT-401. During the six months ended June 30, 2024 and 2023, we recognized $1.5 million and $1.8 million of revenue, respectively, associated with the CPRIT grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. During the six months ended June 30, 2024 and 2023, we recognized $0.5 million and $0.2 million of revenue, respectively associated with the FDA grant.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. During the six months ended June 30, 2024, we recognized $0.4 million of revenue associated with the SBIR grant. During the six months ended June 30, 2023, there was no revenue recognized associated with the SBIR grant.

All funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

Operating Expenses

Operating expenses incurred during the six months ended June 30, 2024 were $7.3 million compared to $10.4 million during the same period ended June 30, 2023.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses decreased by 15% to $4.9 million for the six months ended June 30, 2024, compared to $5.7 million for the six months ended June 30, 2023.

The decrease of $0.8 million in 2024 was primarily attributable to the following:

●	decrease of $1.0 million in process development expenses,
●	decrease of $1.0 million in headcount-related expenses,
●	decrease of $1.5 million in other expenses, offset by
●	increase of $0.9 million in clinical trial expenses,
●	increase of $1.8 million in Cell Ready (outsourced) clinical manufacturing costs and process development expenses.

General and Administrative Expenses

General and administrative expenses decreased by 50% to $2.4 million for the six months ended June 30, 2024, compared to $4.7 million during the same period ended June 30, 2023.

The decrease of $2.3 million in 2024 was primarily attributable to the following:

●	decrease of $1.5 million in headcount-related expenses, including stock-based compensation expense and net of severance expense,
●	decrease of $0.5 million in legal and professional fees,
●	decrease of $0.2 million in insurance expense,
●	decrease of $0.3 million in other expenses, offset by
●	increase of $0.2 million in consulting expenses.

Other Income (Expense)

Interest Income

Interest income was $0.3 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss from continuing operations

The decrease in our net loss from continuing operations during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to cost reductions in our general and administrative expenses, cost reductions in our research and development activities, and higher grant income. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our multiTAA T cell product candidates.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company expects that its cash and cash equivalents as of June 30, 2024, including drawdowns of available grant funds, will enable the Company to fund its operating expenses and capital expenditure requirements into the fourth quarter of 2025.

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$7,800,000	$15,111,000
Working capital	$9,703,000	$14,053,000

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended
	June 30,
	2024	2023
Continuing operations:
Net cash used in operating activities	$(7,405,000)	$(7,169,000)
Net cash provided by financing activities	94,000	621,000
Discontinued operations
Net cash used in operating activities	—	(5,776,000)
Net cash provided by investing activities	$—	$18,664,000
Net increase (decrease) in cash and cash equivalents	$(7,311,000)	$6,340,000

Continuing Operations

Operating Activities

Net cash used in operating activities from continuing operations during the six months ended June 30, 2024 was $7.4 million. The use of cash primarily related to our net loss from continuing operations of $4.5 million and a $3.0 million decrease from changes in assets and liabilities, offset by $0.1 million of stock-based compensation.

Net cash used in operating activities from continuing operations during the six months ended June 30, 2023 was $7.2 million. The changes in cash flow from operating activities during the six months ended June 30, 2023 were due to $8.3 million of net losses from continuing operations, offset by a $0.6 million increase from changes in operating assets and liabilities and a $0.5 million increase from stock-based compensation.

Financing Activities

Net cash provided by financing activities was $0.1 million and $0.6 million during the six months ended June 30, 2024 and 2023, respectively, due to the net proceeds from sale of common stock as well as the exercise of stock options.

Discontinued Operations

Operating Activities

Net cash used in operating activities from discontinued operations during the six months ended June 30, 2023 was $5.8 million, which represents the reclassification of operating activities of the discontinued operations from continuing operations.

Investing Activities

Net cash provided by investing activities from discontinued operations during the six months ended June 30, 2023 was $18.7 million, which related to the sale of assets in discontinued operations.

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

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the CPRIT to support the Company’s clinical investigation of MT-401. Through the date of this filing, the Company has received $9.7 million of funds from the CPRIT grant. The Company recorded $0.7 million and $1.5 million of grant income related to the CPRIT grant as revenue during the three and six months ended June 30, 2024, respectively. At June 30, 2024, the Company recorded $1.9 million of grant income receivable.

On September 13, 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. Through the date of this filing, the Company has received $1.0 million from the FDA grant. The Company recorded $0.2 million and $0.5 million of grant income related to the FDA grant as revenue during the three and six months ended June 30, 2024. At June 30, 2024, the Company recorded $0.2 million of grant income receivable.

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. Through the date of this filing, the Company has received $0.6 million from SBIR. The Company recorded $0.2 million and $0.4 million of grant income related to the SBIR grant as revenue during the three and six months ended June 30, 2024. At June 30, 2024, the Company recorded $0.2 million of grant income receivable.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health – National Cancer Institute to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. Through the date of this filing, the Company has nor received any funds from this grant.

All funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

As of June 30, 2024, we had working capital of $9.7 million, compared to working capital of $14.1 million as of December 31, 2023. Operating expenses incurred during the three and six months ended June 30, 2024 were $3.4 million and $7.2 million, respectively, compared to $4.9 million and $10.4 million during the equivalent prior year periods. Based on our clinical plans and our timing expectations related to the progress of our programs, we expect that, together with drawdowns of available grant funds, our cash and cash equivalents as of June 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

ATM Agreement

In August 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, or the Sales Agents, pursuant to which we can offer and sell, from time to time at our sole discretion through the Sales Agents, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the six months ended June 30, 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement resulting in net proceeds of approximately $37,000, after deducting agent commissions. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC. The Company is not subject to any termination penalties related to the termination of the ATM Agreement. The Company is currently considering more effective ways to improve market access to its equity.

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

The Company’s critical accounting policies and estimates include the valuation and attribution of stock-based compensation and grant income.

The Company estimates the fair value of stock options granted (including modification of options) using the Black-Scholes option pricing model with key assumptions including volatility, computed using the Company’s historical stock price over its expected terms.

With respect to grant income, the Company recognizes revenue when qualifying costs are incurred for the amount the Company is entitled to under the provisions of the contract.

We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the condensed consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)We did not record any issuances of unregistered securities during the six months ended June 30, 2024.

(b)	Not Applicable.
(c)	We did not, nor did any affiliated purchasers, purchase any shares or other units of any class of the Company’s equity securities during the six months ended June 30, 2024.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

(a)	None.
(b)	None.
(c)

Director and Officer Trading Plans and Arrangements. During the quarterly period ended June 30, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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

Date: August 14, 2024

MARKER THERAPEUTICS, INC.

/s/ Juan Vera
Juan Vera
President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)