Form 10-Q
period 2024-09-30
Marker Therapeutics, Inc.
filed 2024-11-14
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2024

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

The registrant had 8,923,490 shares of common stock outstanding as of November 7, 2024.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,999,664	$15,111,450
Prepaid expenses and deposits	1,166,274	988,126
Other receivables	744,410	1,027,815
Total current assets	10,910,348	17,127,391
Total assets	$10,910,348	$17,127,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,557,335	$1,745,193
Related party payable	903,438	1,329,655
Total current liabilities	3,460,773	3,074,848
Total liabilities	3,460,773	3,074,848

Stockholders’ equity:
Preferred stock, $0.001 par value, 5 million shares authorized, 0 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 8.9 million shares issued and outstanding as of September 30, 2024 and December 31, 2023 (see Note 9)	8,923	8,891
Additional paid-in capital	450,620,206	450,329,515
Accumulated deficit	(443,179,554)	(436,285,863)
Total stockholders’ equity	7,449,575	14,052,543
Total liabilities and stockholders’ equity	$10,910,348	$17,127,391

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Grant income	$1,926,020	$257,606	$4,339,317	$2,254,601
Total revenues	1,926,020	257,606	4,339,317	2,254,601
Operating expenses:
Research and development	3,471,216	2,044,980	8,381,661	7,799,472
General and administrative	854,677	1,412,672	3,214,611	6,098,716
Total operating expenses	4,325,893	3,457,652	11,596,272	13,898,188
Loss from operations	(2,399,873)	(3,200,046)	(7,256,955)	(11,643,587)
Other income (expenses):
Interest income	91,681	218,085	363,264	337,819
Loss from continuing operations	(2,308,192)	(2,981,961)	(6,893,691)	(11,305,768)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	—	(2,922,406)
Gain on disposal of discontinued operations before income taxes	—	—	—	8,794,426
Income from discontinued operations	—	—	—	5,872,020
Net loss	$(2,308,192)	$(2,981,961)	$(6,893,691)	$(5,433,748)

Net (loss) earnings per share:
Loss from continuing operations, basic and diluted	$(0.26)	$(0.34)	$(0.77)	$(1.29)
Income from discontinued operations, basic	$—	$—	$—	$0.67
Income from discontinued operations, diluted	$—	$—	$—	$0.66
Net loss per share	$(0.26)	$(0.34)	$(0.77)	$(0.62)

Weighted average number of common shares outstanding:
Basic	8,923,170	8,825,881	8,914,487	8,782,340
Diluted	8,923,170	8,825,881	8,914,487	8,834,512

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended September 30, 2024
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at July 1, 2024	8,922,695	$8,922	$450,565,204	$(440,871,362)	$9,702,764
Issuance of common stock from exercise of stock options	795	1	1,700	—	1,701
Stock-based compensation	—	—	53,302	—	53,302
Net loss	—	—	—	(2,308,192)	(2,308,192)
Balance at September 30, 2024	8,923,490	$8,923	$450,620,206	$(443,179,554)	$7,449,575

	For the Nine Months Ended September 30, 2024
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2024	8,891,420	$8,891	$450,329,515	$(436,285,863)	$14,052,543
Shares purchased pursuant to ATM agreement	8,178	8	36,894	—	36,902
Issuance of common stock from exercise of stock options	23,892	24	58,477	—	58,501
Stock-based compensation	—	—	195,320	—	195,320
Net loss	—	—	—	(6,893,691)	(6,893,691)
Balance at September 30, 2024	8,923,490	$8,923	$450,620,206	$(443,179,554)	$7,449,575

	For the Three Months Ended September 30, 2023
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at July 1, 2023	8,799,173	$8,799	$449,526,789	$(430,500,836)	$19,034,752
Issuance of common stock from exercise of stock options	24,774	24	84,580	—	84,604
Shares purchased pursuant to ATM agreement	65,073	65	394,602	—	394,667
Stock-based compensation	—	—	175,041	—	175,041
Net loss	—	—	—	(2,981,961)	(2,981,961)
Balance at September 30, 2023	8,889,020	$8,888	$450,181,012	$(433,482,797)	$16,707,103

	For the Nine Months Ended September 30, 2023
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2023	8,405,771	$8,406	$447,641,680	$(428,049,049)	$19,601,037
Shares purchased pursuant to ATM and Lincoln Park agreements	277,834	277	1,014,363	—	1,014,640
Issuance of common stock as commitment fee for future financing	180,410	180	(180)	—	—
Issuance of common stock from exercise of stock options	25,118	25	85,317	—	85,342
Stock-based compensation	—	—	1,439,832	—	1,439,832
Net loss	—	—	—	(5,433,748)	(5,433,748)
Fractional shares adjustment due to reverse split	(113)	—	—	—	—
Balance at September 30, 2023	8,889,020	$8,888	$450,181,012	$(433,482,797)	$16,707,103

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(6,893,691)	$(5,433,748)
Less: gain from discontinued operations, net of tax	—	5,872,020
Net loss from continuing operations	(6,893,691)	(11,305,768)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	195,320	714,899
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(178,148)	(80,116)
Other receivables	283,405	2,318,691
Related party payable	(426,217)	367,915
Accounts payable and accrued expenses	812,142	(159,567)
Deferred revenue	—	107,530
Net cash used in operating activities - continuing operations	(6,207,189)	(8,036,416)
Net cash used in operating activities - discontinued operations	—	(6,035,961)
Net cash used in operating activities	(6,207,189)	(14,072,377)
Cash Flows from Investing Activities:
Net cash provided by investing activities - discontinued operations	—	18,664,122
Net cash provided by investing activities	—	18,664,122
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	36,902	1,014,640
Proceeds from stock options exercise	58,501	85,342
Net cash provided by financing activities	95,403	1,099,982
Net (decrease) increase in cash and cash equivalents	(6,111,786)	5,691,727
Cash and cash equivalents at beginning of the period	15,111,450	11,782,172
Cash and cash equivalents at end of the period	$8,999,664	$17,473,899

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Certain amounts presented in prior periods have been reclassified to conform to the current period presentation.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2024, the Company had cash and cash equivalents of approximately $9.0 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity, debt financings and grants. In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company can offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents are entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the nine months ended

September 30, 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement for proceeds of $0.04 million. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC. The Company is not subject to any termination penalties related to the termination of the ATM Agreement. The Company is currently considering more effective ways to improve market access to its equity.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company’s clinical investigation of MT-401. Through the date of this filing, the Company has received $9.7 million of funds from the CPRIT grant. The Company recorded $0.9 million and $2.4 million of grant income related to the CPRIT grant as revenue for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company recorded $0.1 million of grant income receivable, which represented grant income earned in advance of funds to be received from CPRIT.

In September 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401 for the treatment of post-transplant AML. Through the date of this filing, the Company has received $1.0 million from the FDA grant. The Company recorded $0.02 million and $0.5 million of grant income related to the FDA grant as revenue for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company recorded $0.02 million of grant income receivable, which represented grant income earned in advance of funds to be received from the FDA. In October 2024, the Company received $0.02 million of funds from the FDA grant.

In May 2023, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. Through the date of this filing, the Company has received $0.9 million from SBIR. The Company recorded $0.3 million and $0.7 million of grant income related to the SBIR grant as revenue for the three and nine months ended September 30, 2024. As of September 30, 2024, the Company recorded $0.3 million as other receivable, which represented grant income earned in advance of funds to be received from the SBIR. In October 2024, the Company received $0.3 million of funds from the SBIR grant.

In June 2024, the Company received notice of a $2.0 million grant over a 2 - year period from the National Institutes of Health - National Cancer Institute to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. Through the date of this filing, the Company has not received any funds from this grant.

In August 2024, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research Program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. Through the date of this filing, the Company has received $0.7 million of funds from this grant. The Company recorded $0.7 million of grant income related to this grant as revenue for the three and nine months ended September 30, 2024. As of September 30, 2024, the Company recorded $0.3 million as other receivable, which represented grant income earned in advance of funds to be received from the SBIR. In October 2024, the Company received $0.3 million of funds from the SBIR lymphoma grant.

In August 2024, the Company received another $2.0 million grant from the National Institutes of Health SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer. Through the date of this filing, the Company has received an immaterial amount of funds from this grant.

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

Based on the Company’s clinical and research and development plans and its timing expectations related to the progress of its programs, the Company anticipates that its cash and cash equivalents as of September 30, 2024, including drawdowns of available grant funds, will enable the Company to fund its operating expenses and capital expenditure requirements into October 2025. This estimate is subject to the Company’s ability to effectively manage its costs, raise additional capital, and utilize drawdowns of anticipated grant funds.

The Company has based this estimate on assumptions that may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

●	Initiates, continues, or accelerates clinical trials of its product candidates;
●	continues the research and development of its product candidates and seeks to discover additional product candidates;
●	seeks regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintains and enforces intellectual property rights;
●	enters into contract manufacturing arrangements with Cell Ready or other contract manufacturing organizations for clinical manufacturing supply;
●	establishes sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluates strategic transactions the Company may undertake; and
●	enhances operational, financial and information management systems and hires additional personnel, including personnel to support development of product candidates and, if a product candidate is approved, commercialization efforts.

The Company does not have sufficient sources of revenue to provide incoming cash flows to sustain its future operations. As outlined above, the Company’s ability to pursue its long-term planned business activities is dependent upon its successful efforts to raise additional capital and grant income.

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

In addition to the foregoing, the current macro-economic environment of decades-high inflation and concerns about an economic recession in the United States or other major markets have resulted in, among other things, volatility in the capital markets that may have the effect of reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction due to these factors could materially affect the Company’s business and the value of its common stock.

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

Cash, Cash Equivalents and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at September 30, 2024 consisted of cash and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of September 30, 2024, the Company had approximately $4.1 million in cash at financial institutions and approximately $4.9 million in U.S. government agency securities, for aggregate cash and cash equivalents of $9.0 million. As of December 31, 2023, the Company had approximately $1.4 million in cash at financial institutions and approximately $13.7 million in U.S. government agency securities, for aggregate cash and cash equivalents of $15.1 million.

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

Recently Issued Accounting Standards Not Yet Adopted

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. Public entities with a single reportable segment, such as the Company, are required to provide the new disclosures and all the disclosures required under ASC 280. The ASU is effective for fiscal year periods beginning after December15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the ASU requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the standard to determine the impact of adoption to its consolidated financial statements and disclosures.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

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

The following table sets forth the computation of net loss per share for the three and nine months ended September 30, 2024 and 2023, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024		2023
Numerator:
Loss from continuing operations	$(2,308,192)	$(2,981,961)		$(6,893,691)	$(11,305,768)
Income from discontinued operations	$—	$—		$—	$5,872,020
Net loss	$(2,308,192)	$(2,981,961)		$(6,893,691)	$(5,433,748)

Denominator:
Weighted average common shares outstanding, basic	8,923,170	8,825,881		8,914,487	8,782,340
Weighted average common shares outstanding, diluted	8,923,170	8,825,881		8,914,487	8,834,512

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.26)	$(0.34)		$(0.77)	$(1.29)
Income from discontinued operations, basic	$—	$—		$—	$0.67
Income from discontinued operations, diluted	$—	$—	$		$0.66
Net loss per share, basic and diluted	$(0.26)	$(0.34)		$(0.77)	$(0.62)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Common stock options	596,000	800,000	596,000	748,000
Common stock purchase warrants	—	1,848,000	—	1,848,000
Potentially dilutive securities	596,000	2,648,000	596,000	2,596,000

NOTE 6: OTHER RECEIVABLE

Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. The Company recorded $0.9 million and $2.4 million of grant income related to the CPRIT grant for the three and nine months ended September 30, 2024, respectively. At September 30, 2024, the Company recorded $0.1 million of grant income receivable related to the CPRIT grant.

Additionally, the Company recorded $0.02 million and $1.0 million of grant income related to the FDA and SBIR grants, respectively, for the three months ended September 30, 2024. The Company recorded $0.5 million and $1.4 million of grant income related to the FDA and SBIR grants, respectively, for the nine months ended September 30, 2024. At September 30, 2024, the Company recorded $0.02 million and $0.6 million of grant income receivable related to the FDA and SBIR grants, respectively.

In October 2024, the Company received payments of $0.02 million and $0.6 million from the FDA grant and all SBIR grants, respectively.

NOTE 7: DISCONTINUED OPERATIONS

As discussed in Note 1, on June 26, 2023, the Company completed the previously announced transaction with Cell Ready for cash consideration of $19.0 million, resulting in derecognition of the Purchased Assets and a gain on sale of approximately $8.7 million, net of $63,000 in tax. There were no remaining assets and liabilities classified in discontinued operations as of September 30, 2024 or December 31, 2023.

The Company had no activity related to discontinued operations for the three and nine months ended September 30, 2024. Net loss from discontinued operations for the three and nine months ended September 30, 2023, was as follows:

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2023	2023
Revenues:
Service Revenue	$—	$816,641
Related party service revenue	—	3,500,000
Total revenues	—	4,316,641
Operating expenses:
Research and development	—	6,561,957
General and administrative	—	677,090
Total operating expenses	—	7,239,048
Loss from discontinued operations	$—	$(2,922,406)

The following table summarizes our cash flows related to discontinued operations for the nine months ended September 30, 2023:

For the Nine Months
Ended September 30,
2023
Discontinued operations:
Net cash used in operating activities	(6,036,000)
Net cash provided by investing activities	18,664,000
Net increase (decrease) in cash and cash equivalents	$12,628,000

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

NOTE 8: ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND RELATED PARTY PAYABLE

Accounts payable, accrued liabilities, and related party payable consist of the following as of September 30, 2024 and December 31, 2023, respectively:

	September 30,	December 31,
	2024	2023
Accounts payable	$1,904,000	$961,000
Compensation and benefits	39,000	57,000
Professional fees	359,000	303,000
Related party payable	903,000	1,330,000
Tax fees	52,000	219,000
Other	204,000	205,000
Total accounts payable, accrued liabilities and related party payable	$3,461,000	$3,075,000

The $0.9 million and $1.3 million related-party payable as of September 30, 2024 and December 31, 2023, respectively, primarily reflects amounts payable to Cell Ready for outsourced product development and manufacturing services. See Note 13: Related Party Transactions.

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

Common Stock Transactions

Issuance of Stock Pursuant to ATM Agreement

During the nine months ended September 30, 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement for gross proceeds of $37,000. During the nine months ended September 30, 2023, the Company sold 265,334 shares of its common stock under the ATM Agreement for gross proceeds of $1.0 million. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC. The Company is currently considering more effective ways to improve market access to its equity.

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

Exercise of Stock Options

During the nine months ended September 30, 2024, certain outstanding options were exercised for 23,892 shares of common stock, providing aggregate proceeds to the Company of approximately $59,000.

NOTE 10: STOCK-BASED COMPENSATION

Stock Options

2024 Equity Incentive Awards

There were no equity incentive awards issued during the three and nine months ended September 30, 2024.

A summary of the Company’s stock option activity for the nine months ended September 30, 2024 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of January 1, 2024	737,895	$25.42	$1,317,000	7.6
Exercised	(23,892)	2.45	—	—
Canceled/Expired	(117,670)	43.37	—	—
Outstanding as of September 30, 2024	596,333	$22.80	$291,000	7.1
Options vested and exercisable	386,062	$33.76	$109,000	6.4

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Stock Compensation expenses:
Research and development	$3,000	$106,000	$13,000	$299,000
General and administrative	50,000	69,000	182,000	416,000
Stock compensation in continuing operations	53,000	175,000	195,000	715,000
Stock compensation in discontinued operations	—	—	—	725,000
Total stock compensation expenses	$53,000	$175,000	$195,000	$1,440,000

As of September 30, 2024, the total stock-based compensation cost related to unvested awards not yet recognized was $0.2 million. The expected weighted average period for compensation costs to be recognized was approximately 1.8 years. Future option grants will impact the compensation expense recognized.

NOTE 11: GRANT INCOME

CPRIT

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company’s clinical investigation of MT-401.

If restricted cash is received from grants in advance of incurring qualifying costs, it is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. There was no restricted cash recorded as of September 30, 2024, and December 31, 2023. If qualifying grant income is earned in advance of cash received from grants, it is recognized as revenue and recorded as other receivable.

The Company recorded $0.9 million and $2.4 million of grant income related to the CPRIT grant as revenue for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company recorded $0.1 million as other receivable, which represented grant income earned in advance of funds to be received from CPRIT.

FDA

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401 for the treatment of post-transplant AML. The Company recorded $0.02 million and $0.5 million of grant income related to the FDA grant as revenue for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company recorded $0.02 million as other receivable, which represented grant income earned in advance of funds to be received from the FDA. In October 2024, the Company received $0.02 million of funds from the FDA grant.

SBIR

In May 2023, the Company announced it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. The Company recorded $0.3 million and $0.7 million of grant income related to this grant as revenue for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, the Company recorded $0.3 million as other receivable, which represented grant income earned in advance of funds to be received from the SBIR. In October 2024, the Company received $0.3 million of funds from the SBIR grant.

In August 2024, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research Program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. The Company recorded $0.7 million of grant income related to this grant as revenue for the three and nine months ended September 30, 2024. As of September 30, 2024, the Company recorded $0.3 million as other receivable, which represented grant income earned in advance of funds to be received from the SBIR. In October 2024, the Company received $0.3 million of funds from the SBIR lymphoma grant.

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

NOTE 13: RELATED PARTY EXPENSES

The following table sets forth related party transaction expenses recorded for the three and nine months ended September 30, 2024 and 2023, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Baylor College of Medicine	$—	$—	$6,000	$13,000
Cell Ready	1,235,000	368,000	3,071,000	368,000
Wilson Wolf Manufacturing Corporation	—	—	—	277,000
Total Research and development	$1,235,000	$368,000	$3,077,000	$658,000

$0.9 million of related party transactions are included in accounts payable and accrued liabilities as of September 30, 2024. See Note 8 for additional information.

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

Purchases from Cell Ready, LLC

The Company is currently utilizing Cell Ready, LLC for its clinical manufacturing supply and product development. Mr. John Wilson is a member of the Company’s board of directors and is serving as the CEO of Cell Ready, LLC. On February 22, 2024, we entered into a 3–year Master Services Agreement for Product Supply (the “MSA”) with Cell Ready. Cell Ready, which is owned by one of our directors and shareholders, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). Under the MSA, it is anticipated Cell Ready will perform a wide variety of services for us, including research and development, and manufacturing in support of our clinical trials. Pursuant to the MSA, the Company may contract with Cell Ready for the provision of various products and services from time to time by entering into work orders with Cell Ready. If the services involve the supply of product, Cell Ready is required to supply such product in conformance with the product requirements set forth in the applicable work order(s). Under the MSA, Cell Ready is to use only personnel with sufficient qualifications and experience to supply the services contemplated by the MSA, provide its personnel with adequate training and assume full responsibility for its personnel’s compliance with the MSA. Further, Cell Ready is required to provide the Company with assistance and cooperation in order for the Company to obtain and maintain all necessary regulatory approvals, at the Company’s expense.

During the nine months ended September 30, 2024, the Company entered into Work Order #1 under the MSA, pursuant to which Cell Ready agreed to provide the Company with GMP drug product for Marker MT-401 and/or MT-601. The services include the delivery of final drug product and quality control testing. The Company also requested Cell Ready to provide general support services in connection therewith. During the three and nine months ended September 30, 2024, the Company incurred $1.2 million and $3.1 million, respectively, in expenses related to the services and manufacturing costs and paid $0.5 million and $3.4 million, respectively, for invoices received. Additional Work Orders are expected to be generated for the remainder of 2024.

NOTE 14: SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

We do not genetically engineer our multiTAA-specific T cell therapies and we believe that our product candidates are superior to T cells engineered with chimeric antigen receptors, or CAR-T, for several reasons including:

●	Multiple targets → enhanced tumoricidal effect→ minimized tumor immune escape
●	Clinical safety → no treatment-related side effects, including immune effector cell-associated neurotoxicity syndrome (ICANS) or other severe adverse effects (SAEs), were attributed to the use of multiTAA-specific T cell therapies to date
●	Non-genetically engineered T cell products → selective expansion of tumor-specific T cells from a patient’s or donor’s blood capable of recognizing a broad range of tumor antigens → no risk of mutagenesis and reduced manufacturing complexity → lower cost

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

Cell Ready MSA

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

During the three and nine months ended September 30, 2024, the Company incurred $1.2 million and $3.1 million in expenses related to the services and manufacturing costs, and paid $0.5 million and $3.4 million related to invoices received, respectively. Additional Work Orders are expected to be generated for the remainder of 2024.

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

Recent Developments

In August 2024, the Company received another $2.0 million grant from the National Institutes of Health SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer. Through the date of this filing, the Company has received an immaterial amount of funds from this grant.

In August 2024, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research Program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. Through the date of this filing, the Company has received $0.7 million of funds from this grant.

Results of Operations

In this discussion of our results of operations and financial condition, amounts in financial tables, other than per-share amounts, have been rounded to the nearest thousand.

Comparison of the Three months Ended September 30, 2024 and 2023

The following table summarizes the results of our continuing operations for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended
	September 30,
	2024	2023	Change
Revenues:
Grant income	$1,926,000	$258,000	$1,668,000	647%
Total revenues	1,926,000	258,000	1,668,000	647%
Operating expenses:
Research and development	3,471,000	2,045,000	1,426,000	70%
General and administrative	855,000	1,413,000	(558,000)	(39)%
Total operating expenses	4,326,000	3,458,000	868,000	25%
Loss from operations	(2,400,000)	(3,200,000)	800,000	(25)%
Other income (expenses):
Interest income	92,000	218,000	(126,000)	(58)%
Loss from continuing operations	$(2,308,000)	(2,982,000)	$674,000	(23)%

Revenue

We did not generate any revenue during the three months ended September 30, 2024 and 2023, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the clinical investigation of MT-401. During the three months ended September 30, 2024 and 2023, we recognized $0.9 million and $0.2 million of revenue, respectively, associated with the CPRIT grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. During the three months ended September 30, 2024 and 2023, we recognized $0.02 million and $0.02 million of revenue, respectively associated with the FDA grant.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. During the three months ended September 30, 2024, we recognized $0.3 million of revenue associated with the SBIR grant. During the three months ended September 30, 2023, no revenue was recognized associated with the SBIR grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In August 2024, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research Program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. The Company recorded $0.7 million of grant income related to this grant as revenue for the three months ended September 30, 2024.

Operating Expenses

Operating expenses incurred during the three months ended September 30, 2024 were $4.3 million compared to $3.5 million during the same period ended September 30, 2023.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 70% to $3.5 million for the three months ended September 30, 2024, compared to $2.0 million for the three months ended September 30, 2023.

The increase of $1.5 million in 2024 was primarily attributable to the following:

●	increase of $0.9 million in Cell Ready (outsourced) clinical manufacturing costs and process development expenses,
●	increase of $0.9 million in clinical trial expenses,
●	increase of $0.1 million in process development costs, offset by
●	decrease of $0.3 million in headcount-related expenses, including stock-based compensation expense,
●	decrease of $0.1 million in other expenses.

General and Administrative Expenses

General and administrative expenses decreased by 39% to $0.9 million for the three months ended September 30, 2024, compared to $1.4 million during the same period ended September 30, 2023.

The decrease of $0.5 million in 2024 was primarily attributable to the following:

●	decrease of $0.3 million in consulting expenses,
●	decrease of $0.1 million in headcount-related expenses, including stock-based compensation expense and net of severance expense,
●	decrease of $0.1 million in legal and professional fees, insurance expense, and other expenses.

Other Income (Expense)

Interest Income

Interest income was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss from continuing operations

The decrease in our net loss from continuing operations during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to cost reductions in our general and administrative expenses, as well as higher grant income. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our multiTAA T cell product candidates.

Comparison of the Nine months Ended September 30, 2024 and 2023

The following table summarizes the results of our continuing operations for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
	2024	2023	Change
Revenues:
Grant income	$4,339,000	$2,255,000	$2,084,000	92%
Total revenues	4,339,000	2,255,000	2,084,000	92%
Operating expenses:
Research and development	8,382,000	7,799,000	583,000	7%
General and administrative	3,215,000	6,099,000	(2,884,000)	(47)%
Total operating expenses	11,597,000	13,898,000	(2,301,000)	(17)%
Loss from operations	(7,258,000)	(11,643,000)	4,385,000	(38)%
Other income (expenses):
Interest income	363,000	338,000	25,000	7%
Loss from continuing operations	$(6,895,000)	(11,305,000)	$4,410,000	(39)%

Revenue

We did not generate any revenue during the nine months ended September 30, 2024 and 2023, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the clinical investigation of MT-401. During the nine months ended September 30, 2024 and 2023, we recognized $2.4 million and $2.1 million of revenue, respectively, associated with the CPRIT grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. During the nine months ended September 30, 2024 and 2023, we recognized $0.5 million and $0.2 million of revenue, respectively associated with the FDA grant.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. During the nine months ended September 30, 2024, we recognized $0.7 million of revenue associated with the SBIR grant. During the nine months ended September 30, 2023, there was no revenue recognized associated with the SBIR grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In August 2024, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research Program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. The Company recorded $0.7 million of grant income related to this grant as revenue for the nine months ended September 30, 2024.

Operating Expenses

Operating expenses incurred during the nine months ended September 30, 2024 were $11.6 million compared to $13.9 million during the same period ended September 30, 2023.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 7% to $8.4 million for the nine months ended September 30, 2024, compared to $7.8 million for the nine months ended September 30, 2023.

The increase of $0.6 million in 2024 was primarily attributable to the following:

●	increase of $2.7 million in Cell Ready (outsourced) clinical manufacturing costs and process development expenses,
●	increase of $0.6 million in clinical trial expenses, offset by
●	decrease of $1.3 million in headcount-related expenses, including stock-based compensation expense,
●	decrease of $1.0 million in process development expenses,
●	decrease of $0.4 million in other expenses.

General and Administrative Expenses

General and administrative expenses decreased by 47% to $3.2 million for the nine months ended September 30, 2024, compared to $6.1 million during the same period ended September 30, 2023.

The decrease of $2.9 million in 2024 was primarily attributable to the following:

●	decrease of $1.7 million in headcount-related expenses, including stock-based compensation expense and net of severance expense,
●	decrease of $0.5 million in legal and professional fees,
●	decrease of $0.3 million in insurance expense,
●	decrease of $0.3 million in other expenses,
●	decrease of $0.1 million in consulting expenses.

Other Income (Expense)

Interest Income

Interest income was $0.3 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss from continuing operations

The decrease in our net loss from continuing operations during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to cost reductions in our general and administrative expenses, and higher grant income. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our multiTAA T cell product candidates.

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

Based on our clinical and research and development plans and our timing expectations related to the progress of our programs, we anticipate that our cash and cash equivalents as of September 30, 2024, including drawdowns of available grant funds, will enable us to fund our operating expenses and capital expenditure requirements into October 2025. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and utilize drawdowns of anticipated grant funds.

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$9,000,000	$15,111,000
Working capital	$7,450,000	$14,053,000

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended
	September 30,
	2024	2023
Continuing operations:
Net cash used in operating activities	$(6,207,000)	$(8,036,000)
Net cash provided by financing activities	95,000	1,100,000
Discontinued operations
Net cash used in operating activities	—	(6,036,000)
Net cash provided by investing activities	$—	$18,664,000
Net increase (decrease) in cash and cash equivalents	$(6,112,000)	$5,692,000

Continuing Operations

Operating Activities

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2024 was $6.2 million. The use of cash primarily related to our net loss from continuing operations of $6.9 million offset by a $0.5 million increase from changes in assets and liabilities and a $0.2 million increase from stock-based compensation.

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2023 was $8.0 million. The changes in cash flow from operating activities during the nine months ended September 30, 2023 were due to $11.3 million of net losses from continuing operations, offset by a $2.6 million increase from changes in operating assets and liabilities and a $0.7 million increase from stock-based compensation.

Financing Activities

Net cash provided by financing activities was $0.1 million and $1.1 million during the nine months ended September 30, 2024 and 2023, respectively, due to the net proceeds from sale of common stock as well as the exercise of stock options.

Discontinued Operations

Operating Activities

Net cash used in operating activities from discontinued operations during the nine months ended September 30, 2023 was $6.0 million, which primarily related to our gain from discontinued operations of $5.9 million and stock-based compensation expense in discontinued operations of $0.7 million, offset by $12.6 million of changes in assets and liabilities in discontinued operations.

Investing Activities

Net cash provided by investing activities from discontinued operations during the nine months ended September 30, 2023 was $18.7 million, which related to the sale of assets in discontinued operations.

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

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the CPRIT to support the Company’s clinical investigation of MT-401. Through the date of this filing, the Company has received $9.7 million of funds from the CPRIT grant. The Company recorded $0.9 million and $2.4 million of grant income related to the CPRIT grant as revenue during the three and nine months ended September 30, 2024, respectively. At September 30, 2024, the Company recorded $0.1 million of grant income receivable.

On September 13, 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. Through the date of this filing, the Company has received $1.0 million from the FDA grant. The Company recorded $0.02 million and $0.5 million of grant income related to the FDA grant as revenue during the three and nine months ended September 30, 2024. At September 30, 2024, the Company recorded $0.02 million of grant income receivable.

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. Through the date of this filing, the Company has received $0.9 million from SBIR. The Company recorded $0.3 million and $0.7 million of grant income related to the SBIR grant as revenue during the three and nine months ended September 30, 2024. At September 30, 2024, the Company recorded $0.3 million of grant income receivable.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health – National Cancer Institute to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. Through the date of this filing, the Company has received immaterial funds from this grant.

In August 2024, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research Program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. Through the date of this filing, the Company has received $0.7 million of funds from this grant. The Company recorded $0.7 million of grant income related to this grant as revenue for the three and nine months ended September 30, 2024. As of September 30, 2024, the Company recorded $0.3 million of grant income receivable.

In August 2024, the Company received another $2.0 million grant from the National Institutes of Health SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer. Through the date of this filing, the Company has not received any funds from this grant.

As of September 30, 2024, we had working capital of $7.4 million, compared to working capital of $14.1 million as of December 31, 2023. Operating expenses incurred during the three and nine months ended September 30, 2024 were $4.3 million and $11.6 million, respectively, compared to $3.5 million and $13.9 million during the equivalent prior year periods. Based on our clinical plans and our timing expectations related to the progress of our programs, we anticipate that, together with drawdowns of available grant funds, our cash and cash equivalents as of September 30, 2024 will enable us to fund our operating expenses and capital expenditure requirements into October 2025. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and utilize drawdowns of anticipated grant funds. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

ATM Agreement

In August 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, or the Sales Agents, pursuant to which we can offer and sell, from time to time at our sole discretion through the Sales Agents, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the nine months ended September 30, 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement resulting in net proceeds of approximately $37,000, after deducting agent commissions. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC. The Company is not subject to any termination penalties related to the termination of the ATM Agreement. The Company is currently considering more effective ways to improve market access to its equity.

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

Going Concern

We have no sources of revenue, other than grant and related party services income, to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our long-term planned business activities is dependent upon our successful efforts to raise additional capital.

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

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)We did not record any issuances of unregistered securities during the nine months ended September 30, 2024.

(b)	Not Applicable.
(c)	We did not, nor did any affiliated purchasers, purchase any shares or other units of any class of the Company’s equity securities during the nine months ended September 30, 2024.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

(a)	None.
(b)	None.
(c)

Director and Officer Trading Plans and Arrangements. During the quarterly period ended September 30, 2024, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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

Date: November 14, 2024

MARKER THERAPEUTICS, INC.

/s/ Juan Vera
Juan Vera
President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)