Form 10-K
period 2024-12-31
Marker Therapeutics, Inc.
filed 2025-03-31
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

(713) 400-6400

(Telephone Number)

9350 Kirby Drive, Suite 300, Houston, Texas, 77032
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 (the last day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $5.43 as reported on the Nasdaq Capital Market as of that date was approximately $48,450,000.

The registrant had 10,709,005 shares of common stock outstanding as of March 18, 2025.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this annual report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. These statements speak only as of the date of this Annual Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.  Forward-looking statements in this annual report include statements as to:

●	our ability to continue as a going concern;
●	the timing, progress and results of clinical trials of multi antigen recognizing (“MAR”)-T cell therapies (formerly known as multi-tumor associated antigen-specific T cells, or multiTAA) and our other product candidates, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials or related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing of any submission of filings for regulatory approval of product candidates and our ability to obtain and maintain regulatory approvals for product candidates for any indication;
●	our ability to successfully commercialize product candidates;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates;
●	our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of product candidates, if approved for commercial use;
●	our manufacturing capabilities and strategy, including the ease, scalability and commercial viability of our manufacturing methods and processes;
●	our expectations regarding the scope of any approved indications for product candidates;
●	the potential benefits of and our ability to maintain our relationships and collaborations with Cell Ready LLC, the Baylor College of Medicine (“BCM”) and other collaboration or strategic relationships;
●	our ability to manufacture our product candidates;
●	our ability to use the MAR-T cell platform to develop future product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional funding;
●	our ability to identify, recruit and retain key personnel;
●	our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;
●	our financial performance;

ii

●	our competitive position and the development of and projections relating to our competitors or our industry; and
●	the impact of laws and regulations.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. Harnessing millions of years of immunologic evolution, Marker’s multi antigen recognizing (“MAR”)-T cell technology (formerly known as multi-tumor associated antigen-specific T cells, or multiTAA) is designed to recognize and kill highly heterogeneous tumors without the need for genetic modifications. This approach selectively expands natural tumor-specific T cells from a patient’s/donor’s blood that are capable of recognizing a broad range of tumor associated antigens, or TAAs. Unlike other T cell therapies, MAR-T cells are able to recognize hundreds of different epitopes within up to six tumor-specific antigens to produce broad spectrum anti-tumor activity. Targeting multiple antigens simultaneously exploits the natural capacity of T cells to recognize and kill tumor targets via native T cell receptors (“TCR”), while limiting tumor adaptation/escape by antigen-negative selection or antigen down-regulation. When infused into a patient with cancer, the MAR-T cells are designed to kill cancer cells expressing the TAA and potentially recruit the patient’s immune system to participate in the cancer killing process.

We licensed the underlying technology for MAR-T cell therapy from Baylor College of Medicine, or BCM, in March 2018. BCM had utilized the therapy in seven exploratory clinical trials. In these studies, BCM treated over 150 patients suffering from a variety of cancers including lymphoma, multiple myeloma, acute myeloid leukemia, or AML, acute lymphoblastic leukemia, or ALL, pancreatic cancer, breast cancer and various sarcomas. In those studies, BCM saw evidence of clinical benefit, expansion of infused cells, and decreased toxicity compared to other cellular therapies.

We are advancing two product candidates for 3 clinical indications as part of our MAR-T cell program for:

●	Autologous MAR-T cell product for the treatment of lymphoma and pancreatic cancer (MT-601)
●	Off-the-Shelf (OTS) product in various indications (e.g., MT-401-OTS)

We do not genetically engineer our MAR-T cell therapies and we believe that our product candidates are superior to T cells engineered with chimeric antigen receptors, or CAR-T, for several reasons including:

●	Multiple targets → enhanced tumoricidal effect→ minimized tumor immune escape
●	Clinical safety → no treatment-related side effects, including immune effector cell-associated neurotoxicity syndrome (ICANS) or other severe adverse effects (SAEs), were attributed to the use of MAR-T cell therapies to date
●	Non-genetically engineered T cell products → selective expansion of tumor-specific T cells from a patient’s or donor’s blood capable of recognizing a broad range of tumor antigens → no risk of mutagenesis and reduced manufacturing complexity → lower cost

For these reasons, we believe our endogenous T cell receptor-based therapies may provide meaningful clinical benefit and safety to patients with both hematological and solid tumors.

We believe that our manufacturing process allows additional modifications to expand MAR-T cell recognition of cancer targets. For example, we are assessing the potential of combining MAR-T cell products with other products.

Company-Sponsored Clinical Development of MAR-T Cell Therapies

MT-601 for the Treatment of Lymphoma

We developed MT-601, a MAR-T cell product capable of recognizing multiple target antigens expressed by the tumor, thereby limiting tumor adaptation by negative antigen selection or downregulation.

We are evaluating the safety and efficacy of MT-601 in a Phase 1, multicenter, open-label study (APOLLO) in participants with relapsed or refractory lymphoma who either failed or are ineligible for anti-CD19 CAR-T cell therapy. MT-601 is a MAR-T cell product that specifically targets six different tumor antigens upregulated in lymphoma cells (Survivin, PRAME, WT1, NY-ESO-1, SSX-2, MAGEA-4). Although CD19-targeting CAR-T cell therapies have gained acceptance as treatment for patients with lymphoma, 40-60% of patients relapse within the first year of treatment (Chong et al, N Engl J Med, 2021; Neelapu et al, Blood, 2023.). These post-CD19 CAR-T relapsed patients currently have no approved standard of care, illustrating a high unmet medical need and urgency for new therapies. In addition, CAR-T cells are associated with severe side effects such as CRS or ICANS and may increase the risk for secondary malignancies (U.S. Food and Drug Administration, November 28, 2023). Data from clinical trials to date have demonstrated that MAR-T cells are well tolerated with no evidence of ICANS. In addition, Marker’s non-engineered MAR-T cell approach selectively expands natural tumor-specific T cells from a patient’s blood that can recognize a broad range of tumor antigens, minimizing the risk of mutagenesis.

In August 2022, the FDA cleared our IND application for MT-601 for the treatment of patients with relapsed/refractory non-Hodgkin lymphoma who have failed or are ineligible to receive anti-CD19 CAR-T cell treatment. The Phase 1 APOLLO trial was initiated in January 2023. In June 2023, we reported first enrollment in the dose escalation stage of the Phase 1 study. In December 2024, the Company provided an update on the progress and clinical observations from the Phase 1 study, with a data cutoff date of September 10, 2024. In this update, clinical data was available for 9 patients from 5 clinical sites across the United States. Study participants showed early objective responses with and without lymphodepletion. However, immunomonitoring data confirmed that lymphodepletion enhanced the expansion and persistence of MAR-T cell clones in vivo.

Key findings from the APOLLO study include:

●	Safety – Infusion of MT-601 was well tolerated in all study participants, with no observation of immune-effector cell associated neurotoxicity syndrome (ICANS) and one reported Grade 1 cytokine release syndrome (CRS). No dose limiting toxicities (DLTs) have been reported to date.
●	Efficacy – In the first dose cohort, 7 out of 9 patients achieved objective responses (78%) at first response assessment, with 4 patients demonstrating complete response (CR; 44.4%) (Table 1).
●	Time in Follow-Up – Long-term follow-up of 6 to 12 months is currently available for three patients (Table 2). Ongoing follow-up visits are being conducted to assess the durability of responses. All study participants are monitored closely to ensure comprehensive data collection and patient safety.

Table 1: MT-601 shows objective responses at first disease assessment.

	No. Prior Lines of	Response Rate at First
No. of Patients Treated	Therapy	Assessment	CR at First Assessment
9	3 – 12	78%	44.4%

CR, Complete Response. Data as of September 10, 2024.

Table 2: Duration of patient follow-up in Phase 1 APOLLO study;

Longest Follow-Up	No. of Patients	Clinical Response
≥ 12 months	1	CR
≥ 6 months	2	CR, PR
1-4 months	4	CR, PR

CR, Complete Response; PR, Partial Response. Data as of September 10, 2024.

To further validate these observations, additional patients are currently being enrolled in the Phase 1 study.

MT-601 for the Treatment of Pancreatic Cancer

We reported interim data for an ongoing Phase 1/2 clinical trial (TACTOPS) of the MAR-T cell therapy targeting five TAAs for the treatment of pancreatic adenocarcinoma being conducted by BCM. In this trial, we have observed a clinical benefit with 4 of 13 patients (31%) showing objective responses in front-line unresectable or metastatic pancreatic cancer, which correlated with the post-infusion detection of tumor-reactive T cells in patient peripheral blood and within tumor biopsy samples in patients in the tumor-resection arm of the trial. To date, we have not observed any cytokine release syndrome or neurotoxicity in this trial.

In January 2022, the FDA granted orphan drug designation to MT-601 for the treatment of patients with pancreatic cancer. The FDA cleared our IND application for MT-601 in November 2022 to initiate the PANACEA study, a Phase 1 multicenter clinical trial in locally advanced, unresectable or metastatic pancreatic cancer to assess the safety and efficacy of MT-601 in combination with front-line chemotherapy. The PANACEA trial will include a dose escalation portion followed by a dose expansion portion. We recently announced that the Company has been awarded a $9.5 million grant from the Cancer Prevention & Research Institute of Texas (CPRIT) and a $2 million grant from the NIH Small Business Innovation Research (SBIR) program to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. With the support of these grants, we will be able to advance MT-601 in pancreatic cancer without affecting our operations in the ongoing study of MT-601 in patients with lymphoma.

MT-401 for the Treatment of Patients with AML and MT-401-OTS Program

MT-401 ARTEMIS Study:

In January 2024, we announced discontinuation of the Phase 2 ARTEMIS study to prioritize the MT-401-OTS program in patients with Acute Myeloid Leukemia (AML) and Myelodysplastic Syndromes (MDS).

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

●	In April 2020, the Orphan Product Development Office of the United States Food and Drug Administration, or the FDA, granted orphan drug designation to MT-401 (zedenoleucel), a MAR-T cell therapy that targets four TAAs, for the treatment of AML.
●	The same MAR-T cell therapy has been well tolerated in an ongoing Phase 1 clinical trial in AML and myelodysplastic syndrome, or MDS, conducted by our strategic partner Baylor College of Medicine, or BCM.
●	As reported in a 2021 publication by Lulla et al., 11 of the 17 patients in the adjuvant disease setting dosed with the MAR-T cell therapy after receiving an allogeneic HSCT were relapse free [median leukemia-free survival, or LFS, not reached at a median follow-up of 1.9 years], with 11 of 15 patients (two patients were each treated during two different remissions) remaining alive (estimated two-year overall survival of 77%) at a median follow-up of 1.9 years post-infusion, which compares favorably with HSCT outcomes for risk-matched AML/MDS patients post-HSCT [median LFS of nine to 15 months and two-year survival probability of 42%].

●	Additionally, eight patients were treated for active disease that was resistant to salvage therapy post-HSCT with a median of five prior lines of therapy (range: four to 10).
o	One of the eight patients crossed over from the adjuvant group, while two patients enrolled twice, but all three patients had active AML that failed another line of salvage therapy after their first MAR-T cell infusion.
o	Two of the eight patients achieved objective responses, with one complete response and one partial response, with six patients continuing with stable disease.
o	We have observed evidence of a patient’s natural immune system participating in cancer killing (epitope spreading) after infusion of our MAR-T cell therapy.

In 2021, the ARTEMIS trial conducted by Marker has completed the safety lead-in portion, which tested the comparability of MT-401 or zedenoleucel, the MAR-T cell product manufactured using peptides from two different vendors and enrolled six patients with active disease: one measurable residual disease (MRD) positive patient and five frank relapse patients.

●	Consistent with the results of the BCM Phase 1 trial, there were no dose-limiting toxicities, cytokine release syndrome or neurotoxicity observed in this stage of the trial. Correlative studies showed that the patient saw significant expansion of infused MAR-T cells. There were no objective responses from the frank relapse patients. By November 2022, all six patients had completed dose-limiting toxicity (DLT) periods with no DLTs reported.
●	In the fourth quarter of 2021, the manufacturing of MT-401 for the Phase 2 trial started at the Marker Cell Therapy cGMP manufacturing facility, named MCTF01. We transitioned to treating patients using MT-401 manufactured with Marker’s new T cell manufacturing process. The improved manufacturing process greatly reduced the manufacturing time and increased both the antigen specificity and diversity. Specifically, the new process involves an improved T cell manufacturing process for MT-401 that reduces production time to 9 days (compared to the original process of >30 days). This allows a 90% decrease in the number of interventions during production and an improved final T cell product compared to the original product used in previous clinical trials on MAR-T cells.
●	After completing the safety lead-in portion, we initiated the remainder of the Phase 2 trial in July 2021. Group 1 comprised adjuvant (disease-free) patients, with the primary endpoint of relapse-free survival of patients randomized to receive MT-401 versus a control group. Group 2 comprised active disease patients in 2 single arm cohorts (MRD+ only and active disease), with primary endpoints of complete remission and duration of complete remission.

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

Off- the-Shelf MT-401 (MT-401-OTS) for the Treatment of AML and MDS:

Marker previously announced that it intends to focus on the advancement of the MT-401-OTS program in patients with Acute Myeloid Leukemia (AML) and Myelodysplastic Syndromes (MDS). MT-401-OTS has the potential to provide treatment to patients in as little as 72 hours. Marker believes that this fast turnaround time would be beneficial for treating patients with rapid cancer progression, such as patients with measurable residual disease (MRD) in the AML setting. In the OTS program, we intend to dose patients using “banked” products based on partially human leukocyte antigen (HLA) matching. The U.S. FDA has cleared our clinical protocol to investigate MT-401-OTS as a treatment in patients with AML. We already established a cellular inventory manufactured from healthy donors, with ongoing efforts to further expand the inventory. At full scale production, we estimate a single donor could provide treatment for approximately 40 patients, and the current stability program indicates that OTS MAR-T cell products are stable for more than a year in liquid nitrogen, which we expect will permit future on-demand availability for broad-scale implementation. We expect to dose the first patient in the second half of 2025, and, if our OTS program shows promising results in the clinic, we intend to expand the OTS platform to other hematological malignancies and solid tumors. With the grant support from the FDA Orphan Products Grant program, NIH Small Business Innovation Research (SBIR) program and the Cancer Prevention and Research Institute of Texas (CPRIT), the Company will be able to advance MT-401-OTS without affecting the investigation of its lead asset, MT-601, in patients with lymphoma.

Pipeline

Our clinical-stage pipeline is set forth below:

Our Strategy

Our MAR-T cells are designed to enhance the capacity of non-engineered T cells to find and kill cancer by increasing the diversity and quantity of naturally occurring cancer killing T cells within the patient.

Our goal is to be the leader in the development and commercialization of transformative immunotherapies for the treatment of hematological malignancies and solid tumors. We are developing a portfolio of highly differentiated T cell therapies utilizing the MAR-T cell platform that we believe has the potential to significantly disrupt the current cell therapy landscape, while substantially improving survival and quality of life for patients with cancers.

The key elements of our strategy include:

●	Expedite clinical development, regulatory approval, and commercialization of our lead product candidates.

Based on the results of the Phase 1 clinical trials of the MAR-T cell therapies conducted at BCM and the positive clinical data from the Phase 1 APOLLO study, we plan to prioritize the advancement of MT-601 in patients with lymphoma and to advance the MT-401-OTS program in patients with AML and MDS.

We intend to initiate future additional clinical trials in other tumor types based on emerging data.

●	Continue to collaborate with our partners and increase our clinical activities to improve and develop adoptive cell therapy technologies.

We intend to continue to contract and collaborate with third-parties to perform a wide variety of services to ensure the continuation of our research and development efforts, with the goal of optimizing our manufacturing process, product quality and commercial scalability. Marker previously optimized the MAR-T cell manufacturing process by decreasing the number of manipulations, semi-closing the system and reducing the total manufacturing time from the original 36 days (BCM studies) to nine days. We believe the improved manufacturing process enables products with increased antigen specificity and diversity, both of which have a strong linear correlation to anti-tumor activity and has resulted in a four-fold increase in potency in vitro.

●	Invest in our platform to maximize the beneficial outcomes for cancer patients.

We plan to explore new product opportunities by increasing and/or customizing the antigens we target to expand the indications in which the MAR-T cell products will be efficacious, including solid tumors or other hematologic malignancies. Additionally, our research and development efforts may include the exploration of different doses and/or frequency of dosing and the relationship of these factors with potential therapeutic benefit.

●	Leverage our relationships with our founding institutions, scientific founders and other scientific advisors.

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

MAR-T Cell Therapies

We are advancing two MAR-T cell therapies through clinical development:

•

Autologous MAR-T cell therapies – The autologous product targets the NY-ESO-1, PRAME, MAGE - A4, Survivin, WT1 and SSX2 antigens (MT-601). We recently reported updated clinical data from our Phase 1 clinical trial investigating MT-601 for the treatment of patients with lymphoma who have relapsed after CAR-T therapy. In addition, we received an Investigational New Drug (IND) cleared by the U.S. FDA to investigate MT-601 in a Phase 1 trial in patients with pancreatic cancer in combination with first-line chemotherapy.

•

Off- the-Shelf (OTS) MAR-T cell therapies – The MT-401-OTS product targets WT1, NY-ESO-1, PRAME, and Survivin antigens (MT-401-OTS). We plan to enroll patients that will be matched to the pre-manufactured inventory of MT-401-OTS products based on their human leukocyte antigen, or HLA. Because the MT-401-OTS product inventory is pre-manufactured, the T cell product is delivered to the patient in a significantly shorter amount of time than a patient-specific T cell product.

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

Our solution to the problem of tumor heterogeneity is the development of T cell products that are intended to simultaneously attack multiple tumor-expressed antigens and thereby enable more complete initial tumor targeting, thus minimizing the subsequent opportunity for the cancer to engage escape mechanisms. We believe that by targeting up to six tumor-specific antigens, our MAR-T cell approach facilitates robust killing of targeted cancer cells and minimizes tumor escape.

We believe our proprietary MAR-T cell platform may have meaningful advantages over current CAR and TCR-engineered cell therapy approaches. Compared to current gene-modified T cell therapies, the MAR-T cell product candidates are characterized by the following:

●	Clinical benefits observed in early-stage clinical trials in multiple cancer indications.

Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the MAR-T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells. For example, in BCM’s Phase 1 clinical trial in lymphoma, there were complete responses, or CRs, in six of the fifteen evaluable patients with both Hodgkin lymphoma and non-Hodgkin lymphoma with active disease. Significantly, no patient with a CR has subsequently relapsed with disease, whereas typically 30% or more of patients with CR in reported CAR-T studies relapse within one year. In patient results to date in this trial, observed therapeutic responses appear to be highly durable, with some patients being relapse-free beyond five years. In 2023, Marker treated the first patient in the Phase 1 APOLLO trial investigating the safety and efficacy of MT-601 in patients with lymphoma. Marker recently reported that the first patient treated in this Phase 1 study achieved a complete response 8 weeks after the second dose of MT-601 and that the patient maintained complete response to treatment 6 months after initial infusion with MT-601.

●	Non-genetically modified T cells.

Unlike CAR and TCR-based approaches, the MAR-T cell therapy does not require genetic modification of T cells, a costly and complex process that significantly complicates the manufacturing of a patient product. We believe our MAR-T cell therapy represent a safe alternative to CAR-T cells and can be manufactured at a fraction of the cost of a gene-modified T cell product, with substantially reduced complexity of manufacturing.

●	Low incidence rate of adverse events.

As of January 2025, the MAR-T cell therapy was generally well tolerated by the patients across clinical trials in hematological and solid tumor indications, and no treatment-related adverse events, including neurotoxicity, were attributed to the use of MAR-T cell therapies to date. This appears to compare favorably with published CD19 CAR-T studies that have been associated with substantial tolerability concerns, including a Phase 1 trial in which 95% of patients had Grade 3 or higher adverse events during treatment and current investigations by the FDA regarding the risk of CAR-T cell therapies to potentially induce secondary cancers.

●	Capable of addressing a broad repertoire of cancer cells.

While CAR-T and TCR therapies generally target a single epitope, our manufacturing process selects for T cells that are specific for multiple peptides derived from several targeted antigens. Deep gene sequencing of our products shows that a typical patient dose usually consists of approximately 4,000 unique T cell clonotypes, some of which target up to six different tumor-associated antigens. The six antigen targets can be recognized by a very wide range of T cells, and we believe that this multi antigen approach facilitates robust killing of targeted cancer cells and minimizes tumor escape.

Clinical Development of Our MAR-T Cell Therapies by BCM

The following clinical trials were conducted by BCM pursuant to our strategic alliance. In each trial, correlative studies showed significant expansion of MAR-T cells, as well as evidence of epitope spreading against tumor-associated antigens that were not targeted by the MAR-T cell therapy.

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

BCM recently completed a Phase 1 AML/MDS clinical trial of the MAR-T cell therapy for the treatment of patients with post-transplant AML. In this trial, patients in remission with high risk for relapse, as well as patients with active disease post-transplant were treated. As reported in a 2021 publication by Lulla et al., 11 of the 17 patients in the adjuvant disease setting dosed with the MAR-T cell therapy after receiving an allogeneic HSCT did not relapse during the follow-up period of the study [median LFS not reached at a median follow-up of 1.9 years], with 11 of 15 patients (two patients were each treated during two different remissions) remaining alive (estimated two-year overall survival of 77%) at a median follow-up of 1.9 years post-infusion which compares favorably with HSCT outcomes for risk-matched AML/MDS patients post-HSCT [median LFS of nine to 15 months and two-year survival probability of 42%].

Additionally, eight patients were treated for active disease that was resistant to salvage therapy post-HSCT with a median of five prior lines of therapy (range: four to ten). One of the eight patients crossed over from the adjuvant group while two patients enrolled twice, but all three patients had active AML that failed another line of salvage therapy after their first MAR-T cell infusion. Two of the eight patients achieved objective responses with one complete response and one partial response, with six patients continuing with stable disease.

In this trial, the MAR-T cell therapy was well tolerated, with no drug-related serious adverse events and no instances of greater than Grade 2 acute graft-versus-host disease or moderate-severe chronic GVHD. The maximum grade treatment-related adverse event was seen in one patient in the adjuvant disease group who had a possibly drug-related Grade 3 elevation of liver enzymes but was treated with prednisone with complete resolution. After discontinuing treatment and receiving decitabine, the patient relapsed and later re-enrolled in the trial in the active disease group and entered CR for 13 months and survived for 2.5 years.

Pancreatic Cancer

In May 2020, we reported interim data from an ongoing Phase 1/2 clinical trial of the MAR-T cell therapy for the treatment of pancreatic adenocarcinoma being conducted by BCM. In 2020, we reported that in this trial, BCM administered MAR-T cells to a total of 31 patients with advanced or borderline resectable pancreatic adenocarcinoma in three arms: 13 patients in Arm A, which included patients with unresectable/metastatic disease who were responding to standard first-line chemotherapy; 12 patients in Arm B, which included patients with progressive disease or therapy intolerance; and eight patients in Arm C, which includes patients with surgically resectable disease.

Overall, we have observed a clinical benefit correlated with the detection of tumor-reactive T cells in patient peripheral blood (Arms A, B and C) and within tumor biopsy samples (Arm C) post-infusion. No cytokine release syndrome or neurotoxicity has been observed in any arm of the trial to date.

Arm A was designed to evaluate the safety and potential efficacy of using MAR-T cell therapy as part of first-line treatment for patients with pancreatic cancer. These patients in the chemo-responsive arm have completed at least three months of standard-of-care chemotherapy (gemcitabine/nab-paclitaxel or FOLFIRINOX), which is the period during which a response to chemotherapy would typically occur, before receiving up to six administrations of MAR-T cell therapy in conjunction with chemotherapy.

●Out of the 13 evaluable patients (best overall response):
o	four patients experienced objective responses after administration of MAR-T cells;
o	one patient experienced a radiographic complete response occurring at month nine after starting chemotherapy;
o	three patients experienced partial responses per RECIST occurring at six-nine months after starting chemotherapy;
o	six patients experienced stable disease;
o	one patient experienced a mixed response.
●	Patients had durable cancer control with nine of the 13 patients exceeding historical control of overall survival;
●	Five patients enrolled in the study were not administered MAR-T cells, either because of disease progression (four patients) which made them ineligible for treatment, or because insufficient starting material from the patient was available for manufacturing (one patient);
●	Evidence of epitope-spreading was observed in all responders, suggesting that the MAR-T cell therapy triggered the recruitment of a broader endogenous immune system response for improved anti-tumor activity;
●	No infusion-related reactions, cytokine release syndrome or neurotoxicity was observed;

In patients responding to therapy, significant expansion of the infused MAR-T cell therapy was observed.

Lymphoma

BCM evaluated the MAR-T cell therapy (5 TAA product) in a Phase 1 clinical trial for the treatment of patients with lymphoma. A total of 32 patients received two protocol-specified infusions of MAR-T cells, 14 with Hodgkin lymphoma, or HL, and 18 with aggressive non-Hodgkin lymphoma, or NHL, [diffuse large B-cell lymphoma, or DLBCL, (n=12), mantle cell lymphoma, or MCL, (n=2), T-cell lymphoma (n=3) and composite lymphoma (HL and DLBCL, n=1)].

As reported in a recent publication by Vasileiou et al., BCM had treated 15 patients with active disease (active lymphoma group), all of whom had completed a follow-up period beyond three months post-infusion. These patients were heavily pre-treated and had failed a median of five prior lines of therapy (range four to eight) for the HL patients and a median of three prior lines of therapy (range three to four) for the NHL patients. As illustrated below, in the active lymphoma group, six patients entered CR and nine patients had experienced stable disease. None of the patients in CR had relapsed, and the range for the duration of CR in these patients was between two and over five years after being infused with the MAR-T cell therapy with the exception of one patient who died of an unrelated pneumonia while in a CR. Responses in all six patients who entered CR were associated with an expansion of infused T cells, as well as induction of broad-based antigen spreading across many tumor-associated antigens.

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

In both treatment groups, the MAR-T cells were well tolerated, with no drug-related serious adverse events.

Process Development and Manufacturing of the MAR-T Cell Therapies

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

After blood is drawn, PBMCs are isolated and used to manufacture a patient-specific product. These cells are placed inside a cell culture device and combined with an experimentally optimized mix of GMP-grade cytokines that is used to restore and enhance the functional capability of the cultured T cells. In addition, libraries of overlapping peptides, which we refer to as peptide pools, are added to the cell culture. Each peptide within a peptide pool represents a small segment of a target antigen, which a T cell might recognize. Each library represents the entire protein sequence of a target antigen, with each peptide overlapping significantly with the peptides adjacent to it within the antigen’s protein sequence. This overlapping structure allows us to isolate, activate and expand any T cell that is specific for any segment of the antigens that we target in the unique genetic background of every patient.

Inside the cell culture device, PBMCs, including T cells and antigen-presenting cells, are exposed to the stimulating peptide pools. This results in the selective expansion of T cells that specifically recognize the target antigens. At the end of the manufacturing process, the resulting product is a mix of helper (CD4+) and cytotoxic (CD8+) T cells that recognize the targeted antigens.

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

Manufacturing

Our manufacturing process was originally developed at Baylor College of Medicine, where we initially conducted our clinical trials. We continue to contract and collaborate with BCM and others to perform a wide variety of services to ensure the continuation of our research and development efforts, with the goal of optimizing our manufacturing process, product quality and commercial scalability.

In July 2021, we opened an in-house cGMP manufacturing facility in Houston, Texas, where we manufactured the clinical supply of our product candidates. Subsequently, on June 26, 2023, we completed a transaction with Cell Ready, LLC, or Cell Ready, pursuant to a Purchase Agreement, or the Cell Ready Purchase Agreement, dated May 1, 2023, by and between us and Cell Ready, pursuant to which we (i) assigned to Cell Ready the leases for our two manufacturing facilities in Houston, Texas, or the Manufacturing Facilities, (ii) sold to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assigned to Cell Ready our rights, title and interest in any contracts related to the equipment and Manufacturing Facilities (collectively referred to as the “Purchased Assets”). Following the closing of the Cell Ready Purchase Agreement, we no longer operate our own cGMP manufacturing facility and instead rely on third parties for the clinical and, once approved, commercial manufacture of our product candidates.

As such, on February 22, 2024, we entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready for the provision of various products and services by Cell Ready pursuant to work orders that may be entered into from time to time. Cell Ready, which is owned by one of our former directors and current shareholders, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). The MSA contains customary representations, warranties and indemnification provisions. The initial term of the MSA is three years and may be extended upon the mutual written agreement of the parties. On March 27, 2025, we mutually agreed with Cell Ready to terminate the MSA. In connection therewith, we entered into a settlement and release agreement with Cell Ready pursuant to which we paid Cell Ready approximately $453,000 and we provided one another with mutual releases of all claims associated with any and all agreements between Marker and Cell Ready.

Additionally, BCM continues to supply us with products as we continue our clinical trials. Furthermore, in anticipation of the commencement of our larger pivotal trial for Lymphoma in 2026, as well as the eventual need for commercial scale production, we intend to evaluate and qualify additional potential third-party manufacturing partners to provide potential multiple sources of clinical and commercial supply. We currently are in discussions with a number of CDMO candidates and anticipate that we will select a partner organization and commence the qualification and technology transfer process later this year.

However, there is no guarantee that we will or have properly estimated our required manufacturing capacities or that the third parties on which we rely to manufacture our products will be able or willing to perform on our proposed timelines or to meet our manufacturing demands, if at all. If any of our third-party vendors experience disruptions or otherwise cease or substantially reduce the amount of products they are willing to supply us, our business and operations could be adversely affected. See “Risk Factors”.

During the years ended December 31, 2024 and 2023, the Company incurred $5.8 million and $1.3 million in expenses related to the services and manufacturing costs, and paid $5.5 million and nil related to invoices received, respectively.

Competition

We face competition from numerous pharmaceutical and biotechnology companies, as well as from academic institutions, private and public research institutions, and government agencies. Treatment of relapsed patients with lymphoma remains a challenge with relatively low overall survival rates. To date, there are four CD19-directed CAR-T cell therapies (Yescarta, Kymriah, Tecartus, and Bryanzi)

approved for patients with relapsed lymphoma. However, up to 60% of CD19 CAR-T cell treated patients will relapse, particularly in the third line setting (Chong EA et al, N Engl J Med, 2021). This highlights a significant unmet medical need for alternative and more effective treatments. Our MAR-T cell drug candidates may compete with product candidates from a number of companies, which are developing various types of immunotherapies to treat cancer, including non-CD19 targeting CAR-T cells that target different antigens beyond CD19, multi-targeted CAR-T cells as well as NK-CAR therapies. In addition, bispecific antibodies represent promising therapies for patients with lymphoma and provide competition in the oncology space. To date, MT-601 is the only natural T cell product that targets multiple tumor antigens being explored for CAR relapse patients with lymphoma. Therefore, MT-601 fills a void in the market by providing much needed treatment option to the lymphoma patient population.

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

BCM Exclusive License Agreement

On March 16, 2018, we entered into an exclusive license agreement, or the BCM License Agreement, with BCM, under which we received a worldwide, exclusive license to BCM’s rights in and to certain intellectual property rights, including European patent EP 2470644 (estimated expiration date August 24, 2030), to develop and commercialize MAR-T cell product candidates.

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

Cancer Prevention and Research Institute of Texas

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support our clinical investigation of MT-401. In December 2024, we received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with pancreatic cancer. Both CPRIT grants contain identical terms surrounding intellectual property and revenue sharing.

Per the CPRIT grant agreements, we will retain ownership over any intellectual property developed under the contracts (the “Project Results”). With respect to non-commercial use of any Project Results, we agreed to grant to CPRIT a nonexclusive, irrevocable, royalty-free, perpetual, worldwide license with the right to sublicense any necessary additional intellectual property rights to exploit all Project Results by CPRIT, other governmental entities and agencies of the State of Texas, and private or independent institutions of higher education located in Texas, solely for academic, research, and other non-commercial purposes.

If our products become commercially saleable, we are obligated to make payments to CPRIT, with respect to net sales of any product covered in the contract, equal to a percentage of revenue ranging from the low-to-mid single digits. These payments will continue up to and until CPRIT receives an aggregate amount of 400% of the sum of all monies paid to us by CPRIT under the grant agreements. If we are required to obtain a license from a third party to sell any such product, the revenue sharing percentages may be reduced. In addition, once we have paid CPRIT 400% of the monies received under the grant agreements, we will continue to pay CPRIT a revenue-sharing percentage of 0.5% for the remainder of the Revenue Term as specified in the grant agreement.

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

To achieve this objective, a strategic focus for us has been identifying and licensing key patents and patent applications that serve to enhance our intellectual property and technology position. Currently, all of our MAR-T cell intellectual property rights are licensed from BCM. Our intellectual property portfolio currently includes patent applications having: (1) claims directed to methods of generating multi-antigen specific T cell products; and (2) claims directed to therapeutic uses of such multi-antigen specific T cell products.

With regard to Cell Ready, the MSA provides that each party will solely and exclusively own all right, title and interest in and to their Background IP and all inventions derived from such Background IP (such invention being referred to as Foreground IP). Background IP means all intellectual property either (a) owned or controlled by a party prior to the effective date of the MSA or (b) developed or acquired by a party independently from performance under the MSA without the use of, reliance on, or access to the other party’s confidential information. Furthermore, pursuant to the MSA, Cell Ready grants to the Company a non-exclusive, perpetual, irrevocable, transferable, assignable, fully-paid up, royalty-free, worldwide license to and under any of Cell Ready’s Background IP and Foreground IP to the extent they are incorporated or embedded in any deliverables provided to the Company or in the process of generating or manufacturing such deliverables and reasonably necessary or useful for the Company to make, have made, manufacture, have manufactured, use, have used, offer for sale, sell, import, and otherwise exploit such deliverables. The Company grants to Cell Ready until the termination or expiry of any applicable Work Order and for a period not exceeding the term of the MSA, a non-exclusive, fully paid-up, non-transferable, non-sublicensable limited license under and to the Company’s Background IP made available to Cell Ready pursuant to a Work Order solely to the extent required for Cell Ready to provide the services under such Work Order.

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

The effect of the issued United States patents is that they provide us with patent protection for the claims covered by the patents. While the expiration of a product patent normally results in a loss of market exclusivity for the covered product or product candidate, commercial benefits may continue to be derived from, for example: (1) later- expiring patents on processes and intermediates related to improved methods of manufacture of the active ingredient of such product; (2) patents relating to the use of such product; (3) patents relating to novel compositions and formulations; and (4) in the United States and certain other countries, other types of market exclusivity that may be available under relevant law. The effect of patent expiration on our product candidates also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

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

Human Resources

Employees

As of December 31, 2024, we had 5 full-time employees: 1 clinical and 4 in administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Nevada in 1991 under the name “TapImmune, Inc.” and reincorporated in Delaware in October 2018 under the name “Marker Therapeutics, Inc.” Our principal executive offices are located at 2450 Holcombe Blvd, Suite BCM-A, MS: BCM251, Houston, Texas, and our telephone number is (713) 400-6400. Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”.

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

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activity, and cash and cash equivalents as of December 31, 2024, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2026, assuming no additional grant funds are received. These factors raise substantial doubt regarding our ability to continue as a going concern.

We currently plan to raise additional capital through the issuance of common shares and receipt of additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the first quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. Our future cash requirements are based on our clinical and research and development plans, timing expectations related to the progress of our programs, and are subject to our ability to effectively manage our costs, raise additional capital, and receive additional grants. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary product candidates and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or do not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

The substantial doubt regarding our ability to continue as a going concern may create negative reactions to the price of our common stock. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements, and it is likely that investors will lose all or a part of their investment. Further, the perception that we may be unable to continue as a going concern may impede our ability to pursue strategic opportunities or operate our business due to concerns regarding our ability to discharge our contractual obligations. In addition, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all.

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

Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of our MAR-T cell product candidates or any other product candidates that we develop or otherwise may acquire will depend on several factors, including:

●	timely and successful completion of preclinical studies, including toxicology studies, biodistribution studies and minimally efficacious dose studies in animals, where applicable, and clinical trials;
●	effective investigational new drug applications, or INDs, from the FDA or comparable foreign applications that allow commencement of our planned clinical trials or future clinical trials for our product candidates;
●	sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials;
●	successful enrollment and completion of clinical trials, including under the FDA’s current Good Clinical Practices, or GCPs, and current Good Laboratory Practices;
●	successful development of, or making arrangements with third-party manufacturers for, our commercial manufacturing processes for any of our product candidates that receive regulatory approval;

●	receipt of timely marketing approvals from applicable regulatory authorities;
●	launching commercial sales of products, if approved, whether alone or in collaboration with others;
●	acceptance of the benefits and use of our products, including method of administration, if approved, by patients, the medical community and third-party payors, for their approved indications;
●	the prevalence and severity of adverse events experienced by our product candidates;
●	the availability, perceived advantages, cost, safety and efficacy of alternative therapies for any product candidate, and any indications for such product candidate, that we develop;
●	our ability to produce and manufacture our product candidates, which is dependent on third-party vendors and their willingness to support our manufacturing and cell processing;
●	obtaining and maintaining patent, trademark and trade secret protection and regulatory exclusivity for our product candidates and otherwise protecting our rights in our intellectual property portfolio;
●	maintaining compliance with regulatory requirements, including the FDA’s current Good Manufacturing Practices, or cGMPs, and complying effectively with other procedures;
●	obtaining and maintaining third-party coverage and adequate reimbursement and patients’ willingness to pay out-of-pocket in the absence of such coverage and adequate reimbursement; and
●	maintaining a continued acceptable safety, tolerability and efficacy profile of the products following approval.

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

Clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new technologies and manufactured on a patient-by-patient basis for our MAR-T cell product candidates we expect that they will have substantial manufacturing costs. In addition, the initial estimates of the clinical cost of development may prove to be inadequate, particularly if clinical trial timing or outcome is different than predicted or regulatory agencies require further testing before approval. For example, we previously experienced temporary delays in enrollment due to the COVID-19 pandemic and in satisfying certain FDA requirements for our clinical study of MT-401 for the treatment of post-transplant AML, and any further delay to our planned timelines for our trial may impact our cost estimates for this trial. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from our product candidates can be significant. Some clinical trial sites may not bill, or obtain coverage from, Medicare, Medicaid, or other third-party payors for some or all of these costs for patients enrolled in our clinical trials, and we may be required by those trial sites to pay such costs. Accordingly, our clinical trial costs may be significantly higher per patient than those of more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex manufacturing and processing steps, the costs of which will be borne by us. Depending on the number of patients we ultimately enroll in our trials, and the number of trials we may need to conduct, our overall clinical trial costs may be higher than for more conventional treatments. Further, delays and interruptions to ongoing trials related to global pandemics, as experienced with COVID-19, can increase the duration and costs of such trials. We outsource some of the management of our clinical trials to third parties. Agreements with clinical investigators and medical institutions for clinical testing and with other third parties for data management services, place substantial responsibilities on these parties that, if unmet, could result in delays in, or termination of, our clinical trials. If any of our clinical trial sites fail to comply with FDA-approved good clinical practices, we may be unable to use the data gathered at those sites. If these clinical investigators, medical institutions or other third parties do not carry out their contractual duties or obligations or fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols or for other reasons, our clinical trials may be extended, delayed or terminated, and we may be unable to obtain regulatory approval for, or successfully commercialize, agents. We cannot be certain that we will successfully recruit enough patients to complete our clinical trials nor that we will reach our primary endpoints. Delays in recruitment, lack of clinical benefit or unacceptable side effects would delay our clinical trials.

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

In addition to side effects caused by the product candidate, the administration process or related procedures also can cause adverse side effects. If any such adverse events occur, our clinical trials could be suspended or terminated. If we cannot demonstrate that any adverse events were not caused by the drug or administration process or related procedures, the FDA, EMA or foreign regulatory authorities could order us to cease further development of, or deny approval of, our product candidates for any or all targeted indications. Even if we are able to demonstrate that all future serious adverse events are not product-related, such occurrences could affect patient recruitment or the ability of enrolled patients to complete the trial. Moreover, if we elect, or are required, to not initiate, delay, suspend or terminate any future clinical trial of any of our product candidates, the commercial prospects of such product candidates may be harmed and our ability to generate product revenues from any of these product candidates may be delayed or eliminated. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, as toxicities resulting from personalized cell therapy, as with our MAR-T cell therapy products, are not normally encountered in the general patient population and by medical personnel. Any of these occurrences may harm our ability to develop other product candidates, and may harm our business, financial condition and prospects significantly.

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

In July 2021, we opened an in-house cGMP manufacturing facility in Houston, Texas, where we manufactured the clinical supply of our product candidates. On June 26, 2023, we completed the previously announced transaction with Cell Ready, LLC (“Cell Ready”), pursuant to a Purchase Agreement (the “Cell Ready Purchase Agreement”), dated May 1, 2023, by and between us and Cell Ready. Pursuant to the Cell Ready Purchase Agreement, we (i) assigned to Cell Ready the leases for our two manufacturing facilities in Houston, Texas, or the Manufacturing Facilities, (ii) sold to Cell Ready all of the equipment and leasehold improvements at our manufacturing facilities and (iii) assigned to Cell Ready our rights, title and interest in any contracts related to the equipment and manufacturing facilities (collectively referred to as the “Purchased Assets”). Following the closing of the Cell Ready Purchase Agreement, we no longer operate our own cGMP manufacturing facility and instead rely on third parties for the clinical and, once approved, commercial manufacture of our product candidates.

Our manufacturing process was originally developed at Baylor College of Medicine and we continue to contract with BCM to perform a wide variety of services to ensure the continuation of our research and development efforts, with the goal of optimizing our manufacturing process, product quality and commercial scalability. We continue to order products from BCM and BCM continues to supply us with products.

On February 22, 2024, we entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready for the provision of various products and services by Cell Ready pursuant to work orders that may be entered into from time to time. Cell Ready, which is owned by one of our former directors and current shareholders, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). Under the MSA, Cell Ready previously performed various services for us, including research and development, and manufacturing in support of our clinical trials. However, on March 27, 2025, we mutually agreed with Cell Ready to terminate the MSA. In connection therewith, we entered into a settlement and release agreement with Cell Ready pursuant to which we paid Cell Ready approximately $453,000 and we provided each other with mutual releases of all claims associated with any and all agreements between the Marker and Cell Ready.

Furthermore, we intend to evaluate additional potential third-party manufacturing capabilities to provide potential multiple sources of clinical and commercial supply. However, even if we can secure multiple sources of clinical and commercial supply, third-party manufacturers may not be willing or able to meet our needs concerning timing, quantity, or quality and/or may cease or substantially reduce their business. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays, difficulties or disputes with regard to in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of any approved products. Any such delay may lower our revenues and potential profitability. If any third-party breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. It is possible that third-parties relied upon by us will change their strategic focus, pursue alternative technologies, or develop alternative product candidates, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs, or for other reasons. The effectiveness of these third parties in marketing their own products may also affect our revenues and earnings. Also, if we enter into additional third-party agreements in the future, we may not be able to negotiate such agreements successfully and, even if established, these relationships may not be scientifically or commercially successful. In the event our relationship with a third-party manufacturer is terminated or substantially reduced for any reason, it is possible we will not be able to identify an alternative third-party manufacturer within a reasonable period of time, if ever, which would have an adverse effect our operations.

Additionally, our manufacturing capabilities could be affected by cost-overruns, unexpected delays, equipment failures, labor shortages, natural disasters, power failures, competition with other clients, transportation difficulties and numerous other factors that could prevent us from fully realizing the intended benefits of our manufacturing strategy and have a material adverse effect on our clinical development, commercialization plans and/or general operations. In addition, the manufacturing process for any product candidates that we may develop is subject to the FDA and foreign regulatory authority approval process, and we may need to contract with manufacturers who can meet all applicable FDA and foreign regulatory authority requirements on an ongoing basis. If our contract manufacturing organizations, or CMOs, are unable to reliably produce products to specifications acceptable to the FDA or other regulatory authorities, we may not obtain or maintain the approvals we need to commercialize any approved products. Even if we obtain regulatory approval for any of our product candidates, there is no assurance that either we or our CMOs will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product, or to meet potential future demand. Further, we may be required to establish multiple manufacturing facilities to expand our commercial footprint for any approved products, which may lead to regulatory delays or prove costly. Any of these challenges could delay completion of clinical trials, require bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidate, impair commercialization efforts, increase our cost of goods, and have an adverse effect on our clinical development and/or commercialization plans.

Our manufacturing process is reliant upon specialized equipment, and other specialty materials, which may not be available to us on acceptable terms or at all. We, our vendors, and contract manufacturing organizations rely or may rely on sole-source vendors or a limited number of vendors, which could impair the manufacture and supply of our product candidates.

We depend on a limited number of vendors for supply of certain materials and equipment used in the manufacture of our MAR-T cell therapy-based product candidates. For example, in the past, we purchased equipment and reagents critical for the manufacture of our product candidates from Wilson Wolf (a company controlled by our former director, John Wilson), Almac and other suppliers. As previously disclosed, Mr. Wilson resigned as one of our directors on January 24, 2024. Some of our direct or indirect suppliers may not have the willingness or capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also may not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may not be able to obtain key materials and equipment to support clinical or commercial manufacturing. Further, the FDA may determine that our manufacturing process, or the materials required for the manufacture of our product candidates, are not acceptable, which would require us to find alternative suppliers or processes, which may not be available on favorable terms, if at all.

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

The manufacture of our product candidates is complex and we may encounter difficulties in production, particularly with respect to process development. If any of our third-party suppliers encounter such difficulties, the supply of our product candidates for clinical trials, or our product candidates for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our product candidates are biologics, and the process of manufacturing our product candidates is complex, highly regulated and subject to multiple risks. For example, the manufacture of our MAR-T cell therapy-based product candidates involves complex processes, including drawing blood from patients/donors, manufacturing the clinical product, and ultimately infusing the product into a patient. As a result of the complexities, the cost to manufacture biologics is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and is more difficult to reproduce. Our manufacturing processes will be susceptible to product loss or failure due to any of the following: logistical issues associated with the collection of blood cells, or starting material, from the patient or a donor, shipping such material to the manufacturing site, shipping the final product back to the patient, and infusing the patient with the product; manufacturing issues associated with the variability in patients’ or donor’s starting cells; interruptions in the manufacturing process; contamination; equipment failure; improper installation or operation of equipment, vendor or operator error; inconsistency in cell growth; and variability in product characteristics. Additionally, transferring manufacturing responsibilities from one manufacturer to another also involves various risks, which could result in delays and additional costs. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects, and other supply disruptions. If for any reason we lose a patient’s or a donor’s cells, or later-developed product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome and/or the results of clinical trials. If microbial, viral, or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination.

Because our autologous MAR-T cell therapy-based product candidates, MT-601, is manufactured for each particular patient, we will be required to maintain a chain of identity with respect to the patient’s blood cells as it moves from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity is difficult and complex, and failure to do so could result in adverse patient outcomes, loss of product, or regulatory action including withdrawal of our product candidates from the market. Further, as product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods, are altered along the way in order to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials.

We are working to develop commercially viable processes for manufacturing our products. Doing so is a difficult and uncertain task, and there are risks associated with scaling to the level required for advanced clinical trials or commercialization, including, among others, cost overruns, potential problems with process scale up, process reproducibility, stability issues, lot consistency, and timely availability of raw materials. As a result of these challenges, we may experience delays in our clinical development and/or commercialization plans. We may ultimately be unable to reduce the cost of goods for our product candidates to levels that will allow for an attractive return on investment if and when those product candidates are commercialized.

No assurance can be given that we will be able to develop a new, FDA-compliant, more efficient, lower cost manufacturing process upon which our business plan to commercialize MAR-T cell-based product candidates is dependent.

In cooperation with our current contract manufacturers and suppliers, we developed and have implemented a new nine-day MAR-T cell manufacturing process for our current as well as future clinical trials using a patient-specific manufacturing approach or using products manufactured from healthy donors (“Off-the-Shelf”). The new manufacturing process marks additional manufacturing improvements compared to the processes used in the BCM Phase 1 and 2 trials (36-day manufacturing time) and our previous AML trial (20-day manufacturing time). The new nine-day manufacturing process enables increased antigen specificity and diversity, which has exhibited a strong linear correlation to anti-tumor activity in vitro. The new process produces a patient product that is four times more potent, with the potential to greatly improve tumor killing. This new, scaled-up, pharmaceutical manufacturing process is new and subject to uncertainties. We cannot guarantee that we will be able to more efficiently and cost effectively, and in a more automated manner produce, measure and control the physical and/or chemical attributes of our product candidates in a cGMP facility. We also have never manufactured our adoptive T cell therapy product candidate on a commercial scale. As a result, we cannot give any assurance that we will be able to establish a manufacturing process that can produce our product candidates at a cost or in quantities necessary to make them commercially viable. Moreover, we and our third-party manufacturers will have to continually adhere to current cGMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA premarket approval of our product candidates will not be granted. In complying with cGMP and foreign regulatory requirements, we and any of our third-party manufacturers will be obligated to expend time, money and effort in production, record-keeping and quality control to assure that our product candidates meet applicable specifications and other requirements. If we or any of our third-party manufacturers fail to comply with these requirements, we may be subject to regulatory action. No assurance can be given that we or our partners will be able to establish and operate such a production facility.

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

We may not be able to achieve the full strategic and financial benefits expected to result from the closing of the transaction with Cell Ready, or such benefits may be delayed or not occur at all. In particular, we have made the strategic decision to dispose of our manufacturing facilities and related assets in order to focus on clinical development of the MAR-T cell therapy-based product candidates in our pipeline. Following the closing of the transaction, we no longer operate our own cGMP manufacturing facility and have relied on Cell Ready and other third parties for the clinical and, if approved, commercial manufacture of our product candidates. We may not realize the anticipated cost savings associated with contracting out our manufacturing, and research and development requirements. An inability to realize the anticipated benefits of the Cell Ready transaction could have an adverse impact on our business, financial condition and results of operations.

Following the closing of the transaction with Cell Ready, we no longer operate our own cGMP manufacturing facility and instead rely on third parties for the clinical and, if approved, commercial manufacture of our product candidates. The third-party manufacturing facilities on which we rely may have limited capacity or fail to meet the applicable stringent regulatory requirements.

We do not have any cGMP manufacturing facilities. Following the termination of our MSA with Cell Ready, we rely on BCM for the cGMP manufacture of our product candidates for clinical development. In anticipation of the commencement of our larger pivotal trial for Lymphoma in 2026, as well as the eventual need for commercial scale production, we intend to evaluate and qualify additional potential third-party manufacturing partners to provide potential multiple sources of clinical and commercial supply. We currently are in discussions with a number of CDMO candidates and anticipate that we will select a partner organization and commence the qualification and technology transfer process later this year. However, there is no guarantee that we will or have properly estimated our required manufacturing capacities or that the third parties on which we rely to manufacture our products will be able or willing to perform on our proposed timelines or to meet our manufacturing demands, if at all. Also, if we must increase production capacity for any reason, we may need to make considerable investments that could lead to significant financing needs or require us to enter into subcontracting agreements in order to outsource part of the production.

If the third-party contract manufacturing organizations on which we currently or in the future rely ceases or reduces its business or the products it supplies to us or experiences capacity constraints, other disruptions, or delays in manufacturing our MAR-T cell therapy-based product candidates, our planned clinical trials and necessary manufacturing capabilities will be disrupted or delayed. Third-party manufacturers may not be able to meet our needs concerning timing, quantity, or quality. Additionally, our third-party manufacturing partners may engage, be engaged by, or otherwise enter into arrangements with our competitors. If we are unable to contract for a sufficient supply of needed materials on acceptable terms, or if we should encounter delays or difficulties in our relationships with manufacturers, our clinical trials may be delayed, thereby delaying the submission of product candidates for regulatory approval or the market introduction and subsequent sales of any approved products. Any such delay may lower our revenues and potential profitability. If any third-party breaches or terminates its agreement with us or fails to conduct its activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. It is possible that third parties relied upon by us will change their strategic focus, pursue alternative technologies, or develop alternative product candidates, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by our collaborative programs, or for other reasons. The effectiveness of these third parties in marketing their own products may also affect our revenues and earnings. We intend to continue to enter into additional third-party agreements in the future. However, we may not be able to negotiate any additional agreements successfully. Even if established, these relationships may not be scientifically or commercially successful.

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

Our MAR-T cell therapy has been developed through our collaboration with the Center for Cell and Gene Therapy at BCM, founded by Malcolm K. Brenner, M.D., Ph.D., a recognized pioneer in immuno-oncology. Our strategic relationship with BCM is dependent, in part, on our relationship with certain key employees and advisors, some of whom serve on our Scientific Advisory board, and in particular Dr. Vera, our founder, President and Chief Executive Officer and Principal Financial and Accounting Officer. If Dr. Vera discontinues his employment with us, our relationship with BCM may deteriorate, and our business could be harmed. We may also be dependent on BCM facilities and personnel to conduct research and development and manufacturing activities in the future.

Although we have an exclusive license agreement with BCM under which we received a worldwide, exclusive license to BCM’s rights in and to three patent families to develop and commercialize the MAR-T cell product candidates, we will need to enter into additional agreements with BCM with respect to (i) a strategic alliance to advance preclinical research, early stage clinical trials, and clinical trials with respect to our product candidates, as well as continued access to our clinical data, and (ii) support, including personnel and space at the institution for the foreseeable future. Any delays in entering into new strategic agreements with BCM related to our product candidates could delay the development, manufacture, and clinical trials of our product candidates.

An important element of our intellectual property portfolio is to license additional rights and technologies from BCM. Our inability to license the rights and technologies that we have identified, or newly developed MAR-T cell technology that we may in the future identify, could have a material adverse impact on our ability to complete the development of our product candidates or to develop additional product candidates. No assurance can be given that we will be successful in licensing any additional rights or technologies from BCM and others. Failure to obtain additional rights and licenses may detrimentally affect our planned development of additional product candidates and could increase the cost, and extend the timelines associated with our development of such other product candidates.

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

Our MAR-T cell therapy may be provided to patients in combination with other agents provided by third parties. The cost of such combination therapy may increase the overall cost of MAR-T cell therapy and may result in issues regarding the allocation of reimbursements between our therapy and the other agents, all of which may adversely affect our ability to obtain reimbursement coverage for the combination therapy from third-party medical insurers.

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

Potential competitors in the market for treating hematological malignancies include numerous pharmaceutical and biotechnology companies, as well as academic institutions, private and public research institutions, and government agencies. Treatment of relapsed patients with lymphoma remains a challenge with relatively low overall survival rates. To date, there are four CD19-directed CAR-T cell therapies (Yescarta, Kymriah, Tecartus, and Bryanzi) approved for patients with relapsed lymphoma. However, up to 60% of CD19 CAR-T cell treated patients will relapse, particularly in the third line setting (Chong EA et al, N Engl J Med, 2021). This highlights a significant unmet medical need for alternative and more effective treatments. Our MAR-T cell drug candidates may compete with product candidates from a number of companies, which are developing various types of immunotherapies to treat cancer, including non-CD19 targeting CAR-T cells that target different antigens beyond CD19, multi-targeted CAR-T cells as well as NK-CAR therapies. In addition, bispecific antibodies represent promising therapies for patients with lymphoma and provide competition in the oncology space. To date, MT-601 is the only natural T cell product that targets multiple tumor antigens being explored for CAR relapse patients with lymphoma. Therefore, MT-601 fills a void in the market by providing much needed treatment to patient population. Current and potential competitors may have substantially greater research and development capabilities and financial, scientific, regulatory, manufacturing, marketing, sales, human resources, and experience than we do. Many of our competitors have several therapeutic products that have already been developed, approved and successfully commercialized, or are in the process of obtaining regulatory approval for their therapeutic products in the United States and internationally. While these universities and public and private research institutions primarily have educational objectives, they may develop proprietary technologies that lead to other FDA approved therapies or that secure patent protection that we may need for the development of our technologies and product candidates.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or third-line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our research and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. We do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of treatable patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect our lead product candidate to initially target patients with lymphoma that relapsed after anti-CD19 CAR-T cell therapy. Even if we obtain significant market share for our product candidates, because the potential target populations might be small, we may not achieve profitability without obtaining regulatory approval for additional indications, and we may spend large amounts of money trying to obtain approval for product candidates that have an uncertain commercial market.

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

Although we have patents and patent applications in other countries, we cannot be certain that the claims in other pending U.S. or European patent applications, international patent applications, and patent applications in certain other foreign territories directed to methods of generating MAR-T cell product candidates, or our other product candidates, will be considered patentable by the USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued licensed European patent will not be found invalid or unenforceable if challenged.

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

Under our license agreement with BCM for our MAR-T cell therapy technologies, we are currently required to pay both substantial milestone payments and royalties to BCM based on our revenues from sales of any approved products utilizing the licensed technologies, and these payments could adversely affect the overall profitability for us of any products that we may seek to commercialize. In order to maintain our license rights under the BCM license agreement, we will need to meet certain specified milestones, subject to certain cure provisions, in the development of our product candidates.

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

We have a world-wide exclusive license from BCM of the rights in and to three patent families to develop and commercialize MAR-T cell product candidates in the field of oncology. As a result of these in-licenses, we could lose the right to develop each of the technologies if:

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

No adoptive T cell therapy using MAR-T cells has been approved for marketing in the U.S. by the FDA. Consequently, there is no precedent for the successful commercialization of products based on our technologies. In addition, we have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede our ability to obtain timely FDA approvals, if at all. We have not yet sought FDA approval for any adoptive T cell therapy product. We will not be able to commercialize any of our potential product candidates until we obtain FDA approval, and so any delay in obtaining, or inability to obtain, FDA approval would harm our proposed business.

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

As of December 31, 2024, we had 10.7 million shares of our common stock issued and outstanding. Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of December 31, 2024, there were outstanding options for an aggregate of approximately 0.6 million shares of common stock at a weighted average exercise price of $22.85 per share. Further, as of December 31, 2024, there were outstanding warrants for an aggregate of approximately 8.3 million shares of common stock at a weighted average exercise price of $2.43 per share. We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

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

General Risk Factors

From time to time, we may become involved in legal proceedings.

We are not currently a party to any material legal proceedings that we believe could have an adverse effect on our business, operating results or financial condition. However, from time to time, we may become involved in legal proceedings, including those arising in the ordinary course of doing business. For example, we may be subject to claims from our employees, consultants, vendors and other third parties with whom we have a contractual relationship. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

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

ITEM 2. PROPERTIES

We do not own any real estate or other properties. We utilize office space through Baylor College of Medicine at 2450 Holcombe Blvd, Suite BCM-A, MS: BCM251, Houston, TX 77021, which is also our principal business office.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings, including those arising in the ordinary course of our business. We are not currently a party to any material legal proceedings that we believe could have an adverse effect on our business, operating results or financial condition.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”. As of March 26, 2025, we had 38 stockholders of record, whom are holding shares. The price of our common stock on March 26, 2025 was $1.16 per share.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

As previously disclosed, on December 19, 2024, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with various investors for the issuance and sale in a private placement (the “Private Placement”) of (i) 1,783,805 shares of Common Stock par value $0.001 per share (the “Common Stock”), (ii) Series A Warrants to acquire 5,031,250 shares of Common Stock (the “Private Placement Warrants”) and (iii) partially prepaid warrants to acquire 3,247,445 additional shares of Common Stock (the “Pre-Funded Warrants”, and together with the Private Placement Warrants, the “Warrants”).

The Private Placement closed on December 23, 2024. The gross proceeds to the Company from the Private Placement were approximately $16.1 million, before deducting placement agent fees and offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for general corporate purposes and working capital.

Pursuant to the Securities Purchase Agreement, the Company is obligated to call a meeting of its stockholders to obtain stockholder approval (the “Stockholder Approval”) for the issuance of the shares issuable upon exercise of the Warrants within 90 days of the closing date. If the Stockholder Approval is not obtained at such meeting, the Company is required to cause an additional stockholder meeting to be held on or prior to the 180th day after the closing date, and, if despite the Company’s reasonable best efforts the Stockholder Approval is not obtained after such subsequent stockholder meeting, the Company is required to cause an additional stockholder meeting to be held semi-annual thereafter until such Stockholder Approval is obtained. In connection therewith, the Company entered into voting agreements with certain stockholders pursuant to which such stockholders, who collectively own approximately 27% of the shares of common stock outstanding immediately prior to the closing of the Private Placement, agreed to vote in favor of the Private Placement.

The Warrants are exercisable at any time on or after the date that the Stockholder Approval is obtained and have a term of five years commencing upon the date that the Stockholder Approval is obtained. The Pre-Funded warrants are exercisable at a price of $0.001 per share and the Private Placement Warrants have an exercise price of $4.00 per share.

None of the issuances of the shares of Common Stock, the Pre-Funded Warrants, the Private Placement Warrants, or the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”) have been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws. The shares of Common Stock, the Pre-Funded Warrants and the Private Placement Warrants, were issued, and Warrant Shares will be issued, in reliance on the exemptions from registration provided by Section 4(a)(2) under the Securities Act and/or Regulation D promulgated thereunder. The investors who entered into to a Securities Purchase Agreement have represented that they are each an accredited investor, as defined in Rule 501 of Regulation D promulgated under the Securities Act.

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of December 19, 2024, with the investors in the Private Placement, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the shares of Common Stock issued in the Private Placement along with the shares of Common Stock underlying the Warrants no later than January 14, 2025, and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than the earlier of (A) February 14, 2024 and (B) the second business day after the date the Company is notified by the SEC that the Registration Statement will not be reviewed or will not be subject to further review

Canaccord Genuity LLC acted as the Company’s lead placement agent and Brookline Capital Markets, a division of Arcadia Securities, LLC, acted as co-placement agent (collectively, the “Agents”) in connection with the Private Placement, pursuant to that certain engagement letter, dated as of June 14, 2024, between the Company and Canaccord Genuity LLC (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid or agreed to pay the Agents a cash fee equal to (i) 6% of the aggregate gross proceeds of the Private Placement other than from certain identified investors (the “Reduced Fee Investors”), (ii) 3% of the first $5 million of aggregate gross proceeds of the Private Placement form the Reduced Fee Investors, and (iii) 6% of the aggregate gross proceeds of the Private Placement form the Reduced Fee Investors in excess of $5 million. In addition, the Company agreed to pay Wainwright certain expenses.

The Engagement Letter and the Securities Purchase Agreement contain customary representations and warranties, agreements and obligations, conditions to closing and termination provisions. The foregoing descriptions of terms and conditions of the Securities Purchase Agreement, the Pre–Funded Warrants, the Private Placement Warrants, and the Registration Rights Agreement do not purport to be complete and are qualified in their entirety by the full text of the form of the Purchase Agreement, the form of the Pre–Funded Warrant, the form of Private Placement Warrant, and the form of the Registration Rights Agreement, which are attached hereto as Exhibits 10.7, 4.2, 4.3 and 10.8, respectively.

Issuer Repurchase Of Equity Securities

We did not repurchase any equity securities.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as of December 31, 2024 and December 31, 2023 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. Harnessing millions of years of immunologic evolution, Marker’s multi antigen recognizing (“MAR”)-T cell technology is designed to recognize and kill highly heterogeneous tumors without the need for genetic modifications. This approach selectively expands natural tumor-specific T cells from a patient’s/donor’s blood that are capable of recognizing a broad range of tumor associated antigens, or TAAs. Unlike other T cell therapies, MAR-T cells are able to recognize hundreds of different epitopes within up to six tumor-specific antigens to produce broad spectrum anti-tumor activity. Targeting multiple antigens simultaneously exploits the natural capacity of T cells to recognize and kill tumor targets via native T cell receptors (“TCR”), while limiting tumor adaptation/escape by antigen-negative selection or antigen down-regulation. When infused into a patient with cancer, the MAR-T cells are designed to kill cancer cells expressing the TAA and potentially recruit the patient’s immune system to participate in the cancer killing process.

We licensed the underlying technology for MAR-T cell therapy from Baylor College of Medicine, or BCM, in March 2018. BCM had utilized the therapy in seven exploratory clinical trials. In these studies, BCM treated over 150 patients suffering from a variety of cancers including lymphoma, multiple myeloma, acute myeloid leukemia, or AML, acute lymphoblastic leukemia, or ALL, pancreatic cancer, breast cancer and various sarcomas. In those studies, BCM saw evidence of clinical benefit, expansion of infused cells, and decreased toxicity compared to other cellular therapies.

We are advancing two product candidates for 3 clinical indications as part of our MAR-T cell program for:

●	Autologous MAR-T cell product for the treatment of lymphoma and pancreatic cancer (MT-601)
●	Off-the-Shelf (OTS) product in various indications (e.g., MT-401-OTS)

We do not genetically engineer our MAR-T cell therapies and we believe that our product candidates are superior to T cells engineered with chimeric antigen receptors, or CAR-T, for several reasons including:

●	Multiple targets → enhanced tumoricidal effect→ minimized tumor immune escape
●	Clinical safety → no treatment-related side effects, including immune effector cell-associated neurotoxicity syndrome (ICANS) or other severe adverse effects (SAEs), were attributed to the use of MAR-T cell therapies to date
●	Non-genetically engineered T cell products → selective expansion of tumor-specific T cells from a patient’s or donor’s blood capable of recognizing a broad range of tumor antigens→ no risk of mutagenesis and reduced manufacturing complexity → lower cost

For these reasons, we believe our endogenous T cell receptor-based therapies may provide meaningful clinical benefit and safety to patients with both hematological and solid tumors.

We believe that the simplicity of our manufacturing process allows additional modifications to expand MAR-T cell recognition of cancer targets. For example, we are assessing the potential of combining MAR-T cell products with other products.

On December 19, 2024, we issued a press release providing an update on the progress and clinical observations from the Phase 1 APOLLO study, with a data cutoff date of September 10, 2024. Our Phase 1 APOLLO study is investigating MT-601, a MAR-T cell product, in patients with lymphoma who have relapsed after anti-CD19 chimeric antigen receptor (CAR) T cell therapy or where anti-CD19 CAR-T cells are not an option. A total of 10 patients have been treated in the study, for which clinical data is currently available for 9 patients from 5 clinical sites across the United States. Study participants showed early objective responses with and without lymphodepletion. However, immunomonitoring data confirmed that lymphodepletion enhanced the expansion and persistence of MAR-T cell clones in vivo.

Pipeline

Our clinical-stage pipeline is set forth below:

Manufacturing

Our manufacturing process was originally developed at Baylor College of Medicine, where we initially conducted our clinical trials. We continue to contract and collaborate with BCM and others to perform a wide variety of services to ensure the continuation of our research and development efforts, with the goal of optimizing our manufacturing process, product quality and commercial scalability.

In July 2021, we opened an in-house cGMP manufacturing facility in Houston, Texas, where we manufactured the clinical supply of our product candidates. Subsequently, on June 26, 2023, we completed a transaction with Cell Ready, LLC, or Cell Ready, pursuant to a Purchase Agreement, or the Cell Ready Purchase Agreement, dated May 1, 2023, by and between us and Cell Ready, pursuant to which we (i) assigned to Cell Ready the leases for our two manufacturing facilities in Houston, Texas, or the Manufacturing Facilities, (ii) sold to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assigned to Cell Ready our rights, title and interest in any contracts related to the equipment and Manufacturing Facilities (collectively referred to as the “Purchased Assets”). Following the closing of the Cell Ready Purchase Agreement, we no longer operate our own cGMP manufacturing facility and instead rely on third parties for the clinical and, once approved, commercial manufacture of our product candidates.

As such, on February 22, 2024, we entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready for the provision of various products and services by Cell Ready pursuant to work orders that may be entered into from time to time. Cell Ready, which is owned by one of our former directors and current shareholders, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). The MSA contains customary representations, warranties and indemnification provision. The initial term of the MSA is three years and may be extended upon the mutual written agreement of the parties. On March 27, 2025, we mutually agreed with Cell Ready to terminate the MSA. In connection therewith, we and Cell Ready entered into a settlement and release agreement pursuant to which we paid Cell Ready approximately $453,000 and we and Cell Ready provided one another mutual releases of all claims associated with any and all agreements between Marker and Cell Ready.

Additionally, BCM continues to supply us with products, as we continue our clinical trials. Furthermore, in anticipation of the commencement of our larger pivotal trial for Lymphoma in 2026, as well as the eventual need for commercial scale production, we intend to evaluate and qualify additional potential third-party manufacturing partners to provide potential multiple sources of clinical and commercial supply. We currently are in discussions with a number of CDMO candidates and anticipate that we will select a partner organization and commence the qualification and technology transfer process later this year.

However, there is no guarantee that we will or have properly estimated our required manufacturing capacities or that the third parties on which we rely to manufacture our products will be able or willing to perform on our proposed timelines or to meet our manufacturing demands, if at all. If any of our third-party vendors experience disruptions, or otherwise cease or substantially reduce the amount of products they are willing to supply us, our business and operations could be adversely affected. See “Risk Factors”.

During the years ended December 31, 2024 and 2023, the Company incurred $5.8 million and $1.3 million in expenses related to the Cell Ready services and manufacturing costs, respectively. During the year ended December 31, 2024 the Company paid $5.5 million related to Cell Ready invoices received.

Recent Developments

On December 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued and sold in a private Placement the following securities: (i) 1,783,805 shares of common stock, (ii) Series B Warrants, or Pre-Funded Warrants, to purchase an aggregate of 3,247,445 shares of common stock in lieu of shares of common stock and (iii) Series A Warrants, or Private Placement Warrants, to purchase an aggregate of 5,031,250 shares of common stock. The purchase price per share of common stock and accompanying Private Placement Warrant to purchase a share of common stock was $3.20, and the purchase price per Pre-Funded Warrant and accompanying Private Placement Warrant to purchase a share of common stock was $3.199. Total gross proceeds from the sale of securities in the Private Placement, before deducting commissions to the placement agent and estimated offering expenses, was approximately $16.1 million, which does not include any proceeds that may be received upon exercise of any warrants issued in the Private Placement. Both the Pre-Funded Warrants and the Private Placement Warrants are not exercisable until the Company obtains shareholder approval. On March 21, 2025, the Company obtained shareholder approval for the exercise of such warrants. The transaction closed on December 23, 2024.

On March 21, 2025, the Company held a Special Meeting of Stockholders (the “Special Meeting”) at which the stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), of the issuance of the shares issuable upon exercise of (i) Series A Warrants to acquire 5,031,250 shares of Common Stock and (ii) Series B Warrants to acquire 3,247,445 shares of Common Stock.

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

Income Taxes

We recognized $50,000 and $4,000 in state tax expense for the years ended December 31, 2024 and 2023, respectively.

Other Income (Expense)

Other income (expense), net consists of interest income.

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table summarizes the results of our continuing operations (rounded to the thousands except for per share amounts) for the years ended December 31, 2024 and 2023, together with the changes to those items:

	For the Years Ended
	December 31,
	2024	2023	Change
Revenues:
Grant income	$6,591,000	$3,311,000	$3,280,000	99%
Total revenues	6,591,000	3,311,000	3,280,000	99%
Operating expenses:
Research and development	13,468,000	10,417,000	3,051,000	29%
General and administrative	4,241,000	7,475,000	(3,234,000)	(43)%
Total operating expenses	17,709,000	17,892,000	(183,000)	(1)%
Loss from operations	(11,118,000)	(14,581,000)	3,463,000	(24)%
Other income (expenses):
Interest income	437,000	539,000	(102,000)	(19)%
Loss from continuing operations before income taxes	(10,681,000)	(14,042,000)	3,361,000	(24)%

Revenue

We did not generate any revenue during the years ended December 31, 2024 and 2023, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas, or CPRIT, to support our Phase 2 clinical trial of MT-401. During the years ended December 31, 2024 and 2023, respectively, we recognized $4.4 million and $2.7 million of revenue associated with the CPRIT grant.

In September 2022, we received notice from the FDA that we had been awarded a $2.0 million grant from the FDA’s Orphan Products Grant program to support our Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. During the years ended December 31, 2024 and 2023, we recognized $0.5 million and $0.4 million of revenue associated with the FDA grant, respectively.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. During the years ended December 31, 2024 and 2023, we recognized $1.0 million and $0.2 million of revenue associated with the SBIR grant, respectively.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health – National Cancer Institute to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. During the year ended December 31, 2024, we recognized approximately $6,000 of revenue associated with this grant.

In August 2024, the Company received notice of an additional $2.0 million grant from the SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. The Company recorded $0.7 million of grant income related to this grant as revenue for the year ended December 31, 2024.

In August 2024, the Company received another $2.0 million grant from the National Institutes of Health SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer. During the year ended December 31, 2024, we recognized approximately $7,000 of revenue associated with this grant.

In December 2024, the Company received notice an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. The Company did not record any grant income related to this grant for the year ended December 31, 2024. This CPRIT grant and the August 2021 CPRIT grant are subject to certain revenue-sharing arrangements, see Note 11 to the accompanying financial statements for further information.

Operating Expenses

Operating expenses incurred during the fiscal year ended December 31, 2024 were $17.7 million compared to $17.9 million in the prior year. Significant changes in operating expenses are outlined as follows:

Research and Development Expense

Research and development expenses or clinical trial costs increased by 29% to $13.5 million for the year ended December 31, 2024, compared to $10.4 million for the year ended December 31, 2023, mainly as a result of the Cell Ready transaction.

The increase of $3.1 million in 2024 was primarily attributable to the following:

●	increase of $4.5 million in Cell Ready (outsourced) clinical manufacturing costs and process development expenses,
●	increase of $1.8 million in clinical trial expenses, offset by
●	decrease of $1.2 million in process development expenses,
●	decrease of $1.5 million in headcount-related expenses, including stock-based compensation expense and
●	decrease of $0.5 million in other expenses.

General and Administrative Expenses

General and administrative expenses decreased by 43% to $4.2 million for the year ended December 31, 2024 from $7.5 million during the prior period.

The decrease in general and administrative expenses of $3.2 million is mainly comprised of the following:

●	decrease of $1.8 million in headcount-related expenses, including stock-based compensation expense and net of severance expense,
●	decrease of $0.8 million in legal and professional fees and insurance expense,
●	decrease of $0.6 million in consulting and other expenses.

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

Other Income (Expense)

Interest Income

Interest income was $0.4 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss from continuing operations

The decrease in our net loss from continuing operations during the year ended December 31, 2024 compared to the year ended December 31, 2023 was due to cost reductions in our general and administrative expenses, as well as higher grant income. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MAR-T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited revenue associated with grants to fund research. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof, grants, and in 2023 through the cash proceeds received from the Cell Ready transaction.

Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash and cash equivalents as of December 31, 2024, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2026, assuming no additional grant funds are received. We currently plan to raise additional capital through the issuance of common shares and receipt of additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the first quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds.

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$19,192,000	$15,111,000
Working capital	$18,558,000	$14,053,000

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31,
	2024	2023
Continuing operations:
Net cash used in operating activities	$(10,910,000)	$(10,341,000)
Net cash provided by financing activities	14,991,000	1,105,000
Discontinued operations
Net cash used in operating activities	—	(6,099,000)
Net cash provided by (used in) investing activities	$—	$18,664,000
Net increase (decrease) in cash and cash equivalents	$4,081,000	$3,329,000

Continuing Operations

Operating Activities

Net cash used in operating activities from continuing operations during the year ended December 31, 2024 was $10.9 million. The use of cash primarily related to our net loss from continuing operations of $10.7 million and a $0.5 million decrease from changes in assets and liabilities, offset by $0.2 million of stock-based compensation.

Net cash used in operating activities from continuing operations during the year ended December 31, 2023 was $10.3 million. The use of cash primarily related to our net loss from continuing operations of $14.0 million, partially offset by a $2.8 million increase from changes in assets and liabilities and $0.9 million of stock-based compensation.

Financing Activities

Net cash provided by financing activities was $15.0 million and $1.1 million during the years ended December 31, 2024 and 2023, respectively, primarily due to the net proceeds received from sale of common stock through the Private Placement in 2024 and ATM Agreement in 2023, as well as the exercise of stock options.

Discontinued Operations

Operating Activities

There was no cash flow activity related to discontinued operations during the year ended December 31, 2024. Net cash used in operating activities from discontinued operations during the year ended December 31, 2023 was $6.1 million, which primarily related to our net loss from discontinued operations of $5.8 million, which is net of $2.5 million in revenue for which cash had been received in the prior period.

Investing Activities

There was no cash flow activity related to discontinued operations investing activity during the year ended December 31, 2024. Net cash provided by investing activities from discontinued operations for the year ended December 31, 2023 was $18.7 million primarily due to the proceeds from the Cell Ready transaction, net of transaction costs.

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

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the CPRIT to support the Company’s clinical investigation of MT-401. Through the date of this filing, the Company has received $9.7 million of funds from the CPRIT grant. The Company recorded $4.4 million of grant income related to the CPRIT grant as revenue during the year ended December 31, 2024 and at December 31, 2024, the Company recorded $2.1 million of grant income receivable.

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. Through the date of this filing, the Company has received $1.0 million from the FDA grant. The Company recorded $0.5 million of grant income related to the FDA grant as revenue during the year ended December 31, 2024 and at December 31, 2024, the Company had no grant income receivable recorded.

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. Through the date of this filing, the Company has received $1.2 million from SBIR. The Company recorded $1.0 million of grant income related to the SBIR grant as revenue during the year ended December 31, 2024 and at December 31, 2024, the Company recorded $0.2 million of grant income receivable. In February 2025, the Company received $0.2 million of funds from the SBIR grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health - National Cancer Institute (“NIH”) to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. Through the date of this filing, the Company has received approximately $6,000 from NIH for this grant. The Company recorded approximately $6,000 of grant income related to the NIH grant as revenue during the year ended December 31, 2024 and at December 31, 2024, the Company recorded approximately $6,000 of grant income receivable. In February 2025, the Company received approximately $6,000 of funds from the NIH grant.

In August 2024, the Company received notice of a $2.0 million grant from the SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. Through the date of this filing, the Company has received $0.7 million of funds from this grant. The Company recorded $0.7 million of grant income related to this grant as revenue for the year ended December 31, 2024 and at December 31, 2024, the Company had no receivable of grant income related to this grant.

In August 2024, the Company received another $2.0 million grant from the National Institutes of Health SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer. Through the date of this filing, the Company has received approximately $7,000 of funds from this grant. The Company recorded approximately $7,000 of grant income related to this grant as revenue for the year ended December 31, 2024 and at December 31, 2024, the Company recorded $7,000 of grant income receivable. In February 2025, the Company received approximately $7,000 of funds from the NIH grant.

In December 2024, the Company received notice an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. As of the date of this filing, the Company has not received any related to this grant. This CPRIT grant and the August 2021 CPRIT grant are subject to certain revenue-sharing arrangements, see Note 11 to the accompanying financial statements for further information.

As of December 31, 2024, we had working capital of $18.6 million, compared to working capital of $14.1 million as of December 31, 2023. Operating expenses incurred during the fiscal year ended December 31, 2024 were $17.7 million compared to $17.9 million in the prior year. Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash and cash equivalents as of December 31, 2024, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2026, assuming no additional grant funds are received. We currently plan to raise additional capital through the issuance of common shares and receive additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the first quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds. Our assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

●	initiate or continue clinical trials of our product candidates;
●	continue the research and development of our product candidates and seek to discover additional product candidates; seek regulatory approvals for our product candidates if they successfully complete clinical trials;
●	continue development of our manufacturing capabilities;
●	establish sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluate strategic transactions we may undertake; and
●	enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

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

ATM Agreement

In August 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, or the Sales Agents, pursuant to which we can offer and sell, from time to time at our sole discretion through the Sales Agents, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided each of the Sales Agents with indemnification and contribution rights. During the year ended December 31, 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement resulting in net proceeds of approximately $37,000, after deducting agent commissions. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC. The Company is not subject to any termination penalties related to the termination of the ATM Agreement.

In November 2024, we entered into an At The Market Offering Agreement, or the Sales Agreement, with H.C. Wainwright & Co. LLC, relating to the sale of shares of our common stock having an agreement offering price of up to $11,431,713 from time to time through H.C. Wainwright & Co. LLC. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-283512), which the SEC declared effective on December 6, 2024. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. H.C. Wainwright & Co. LLC will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided H.C. Wainwright & Co. LLC with indemnification and contribution rights.

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

Private Placement

On December 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued and sold in a private Placement the following securities: (i) 1,783,805 shares of common stock, (ii) Series B Warrants, or Pre-Funded Warrants, to purchase an aggregate of 3,247,445 shares of common stock in lieu of shares of common stock and (iii) Series A Warrants, or Private Placement Warrants, to purchase an aggregate of 5,031,250 shares of common stock. The purchase price per share of common stock and accompanying Private Placement Warrant to purchase a share of common stock was $3.20, and the purchase price per Pre-Funded Warrant and accompanying Private Placement Warrant to purchase a share of common stock was $3.199. Total gross proceeds from the sale of securities in the Private Placement, before deducting commissions to the placement agent and estimated offering expenses, was approximately $16.1 million, which does not include any proceeds that may be received upon exercise of any warrants issued in the Private Placement. Both the Pre-Funded Warrants and the Private Placement Warrants are not exercisable until the Company obtains shareholder approval. On March 21, 2025, the Company obtained shareholder approval for the exercise of such warrants. The transaction closed on December 23, 2024.

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

The Company’s critical accounting policies include grant income, which is discussed further below. The Company does not have any critical accounting estimates.

We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods.

Grant Income

Grant Income represents funding under cost reimbursement programs from government agencies and non-profit foundations for qualified research and development activities performed by the Company. In applying the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we determined that grants and awards are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to each grant or award, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). For grant and awards outside the scope of ASC 808, the Company applies either ASC 606 or IAS 20 by analogy depending on if the arrangement is considered an exchange or non-exchange transaction, respectively. Under both accounting frameworks, revenue is recognized when the Company incurs expenses related to the grants for the amount the Company is entitled to under the provisions of the contract. During the two years ended December 31, 2024, the Company did not participate in any collaboration agreements.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support our Phase 2 clinical trial of MT-401. In December 2024, we announced that the Company has been awarded a $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer.

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

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. Effective January 1, 2024, the Company adopted the new standard on a retrospective basis for annual periods, and interim periods beginning the first quarter of 2025. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

Recently Issued Accounting Standards Not Yet Adopted

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to improve transparency in financial reporting by requiring entities to present more detailed information about the nature of expenses included within the Income Statement. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is in the process of assessing the impact of ASU 2024-03 on its disclosures.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Tax Loss and Credit Carryforwards

As of December 31, 2024, we have approximately $138.3 million of federal and $38.8 million of state net operating loss carryforwards that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $38.4 million, if not utilized, will expire between 2030 and 2037. The federal net operating loss carryforwards of $99.9 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $16.9 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. Any change in ownership greater than 50% under Section 382 of the Internal Revenue Code places significant annual limitations on the use of such net operating loss carryforwards.

At December 31, 2024 and 2023, we recorded a 100% valuation allowance against our deferred tax assets of approximately $41.0 million and $39.7 million, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance against our deferred tax assets would increase net income in the period in which we make such a determination.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

(a)The information set forth below is provided in lieu of a separate Form 8-K filing.

On March 27, 2025, we mutually agreed with Cell Ready to terminate the MSA. In connection therewith, we entered into a settlement and release agreement with Cell Ready pursuant to which we paid Cell Ready approximately $453,000 and we provided one another with mutual releases of all claims associated with any and all agreements between Marker and Cell Ready.

(b)	Rule 10b5–1 trading arrangement. During the fourth quarter of 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

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

We also have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, from time to time, we may engage in transactions in our company’s securities. It is our intent to comply with applicable laws and regulations relating to insider trading.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as part of this report are as follows:
1.	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report beginning on page F-1.
2.	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.
3.	The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation	8-K	001-37939	3.4	10/17/18

3.2	Certificate of Amendment to Certificate of Incorporation of Marker Therapeutics, Inc.	8-K	001-37939	3.1	5/27/22

3.3	Certificate of Amendment to Certificate of Incorporation of Marker Therapeutics, Inc.	8-K	001-37939	3.1	1/26/23

3.4	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

4.0	Form of Common Stock Certificate of Marker Therapeutics, Inc.	10-K	001-37939	4.0	3/25/24

4.1	Description of Securities of Marker Therapeutics, Inc.	10-K	001-37939	4.1	3/25/24

4.2	Form of Pre-Funded Warrant	8-K	001-37939	4.1	12/23/24

4.3	Form of Series A Warrant (Private Placement Warrant)	8-K	001-37939	4.2	12/23/24

10.1	Exclusive License Agreement between Baylor College of Medicine and Marker Therapeutics, Inc. dated March 16, 2018***	10-K	001-37939	10.21	3/15/19

10.2	Sponsored Research Contract between Baylor College of Medicine and Marker Therapeutics, Inc. dated November 16, 2018***	10-K	001-37939	10.22	3/15/19

10.4	Form of Director and Officer Indemnification Agreement*	10-K	001-37939	10.39	3/15/19

10.5	Marker Therapeutics, Inc. 2020 Equity Incentive Plan	S-8	333-239136	99.1	6/12/20

10.6	Form of Stock Option Grant Notice and Stock Option Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.	10-Q	001-37939	10.1	11/9/20

10.7	Securities Purchase Agreement dated December 19, 2024	8-K	001-37939	10.1	12/19/24

10.8	Registration Rights dated December 19, 2024	8-K	001-37939	10.2	12/23/24

10.9	At The Market Offering Agreement, dated as of November 27, 2024, between the Company and H.C. Wainwright & Co., LLC	S-3	333-283515	1.1	11/27/24

10.10	Master Services Agreement for Product Supply between Marker Therapeutics, Inc. and Cell Ready LLC dated February 22, 2024**	10-K	001-37939	10.8	3/25/24

19.1	Insider Trading Policy					X

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

21.1	List of Subsidiaries					X

23.1	Consent of Marcum LLP, an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a					X

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#					X

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#					X

97	Incentive Compensation Recoupment Policy	10-K	001-37939	97	3/25/24

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
*	Executive management contract or compensatory plan or arrangement.
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

Dated: March 31, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 31, 2025 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Juan Vera	President, Chief Executive Officer and Treasurer, Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2025
Juan Vera

/s/ N. David Eansor	Chairman	March 31, 2025
N. David Eansor

/s/ Katharine Knobil	Director	March 31, 2025
Katharine Knobil

/s/ Steve Elms	Director	March 31, 2025
Steve Elms

MARKER THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Marker Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Marker Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, TX

March 31, 2025

MARKER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$19,192,440	$15,111,450
Prepaid expenses and deposits	483,717	988,126
Other receivables	2,346,703	1,027,815
Total current assets	22,022,860	17,127,391
Total assets	$22,022,860	$17,127,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,753,954	$1,745,193
Related party payable	1,710,500	1,329,655
Total current liabilities	3,464,454	3,074,848
Total liabilities	3,464,454	3,074,848

Stockholders’ equity:
Preferred stock, $0.001 par value, 5 million shares authorized, 0 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 10.7 million and 8.9 million shares issued and outstanding as of December 31, 2024 and 2023, respectively (see Note 8)	10,708	8,891
Additional paid-in capital	465,564,876	450,329,515
Accumulated deficit	(447,017,178)	(436,285,863)
Total stockholders’ equity	18,558,406	14,052,543
Total liabilities and stockholders’ equity	$22,022,860	$17,127,391

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
Revenues:
Grant income	$6,591,080	$3,311,133
Total revenues	6,591,080	3,311,133
Operating expenses:
Research and development	13,467,845	10,416,789
General and administrative	4,241,607	7,475,722
Total operating expenses	17,709,452	17,892,511
Loss from operations	(11,118,372)	(14,581,378)
Other income (expenses):
Interest income	437,010	539,158
Loss from continuing operations before income taxes	(10,681,362)	(14,042,220)
Income tax expense	49,953	3,675
Net loss from continuing operations	(10,731,315)	(14,045,895)

Discontinued operations:
Loss from discontinued operations	—	(2,922,406)
Gain on disposal of discontinued operations, net of $63,000 in tax	—	8,731,487
Income (loss) from discontinued operations	—	5,809,081
Net loss	$(10,731,315)	$(8,236,814)

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(1.19)	$(1.59)
Income from discontinued operations, basic and diluted	$—	$0.66
Net loss per share, basic and diluted	$(1.19)	$(0.94)

Weighted average number of common shares outstanding:
Basic	8,980,207	8,809,382
Diluted	8,980,207	8,809,382

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2023	8,405,771	8,406	447,641,680	(428,049,049)	19,601,037
Shares issued pursuant to ATM and Lincoln Park agreements	277,834	277	1,014,363	—	1,014,640
Issuance of common stock as commitment fee	180,410	180	(180)	—	—
Issuance of common stock from exercise of stock options	27,518	28	90,450	—	90,478
Stock-based compensation	—	—	1,583,202	—	1,583,202
Net loss	—	—	—	(8,236,814)	(8,236,814)
Fractional shares adjustment due to reverse split	(113)	—	—	—	—
Balance at December 31, 2023	8,891,420	8,891	450,329,515	(436,285,863)	14,052,543
Shares purchased pursuant to ATM agreement	8,178	8	36,894	—	36,902
Issuance of common stock from exercise of stock options	25,602	25	62,134	—	62,159
Issuance of common stock, prefunded warrants and warrants for cash, net of offering costs of $1.2 million	1,783,805	1,784	14,890,469	—	14,892,253
Stock-based compensation	—	—	245,864	—	245,864
Net loss	—	—	—	(10,731,315)	(10,731,315)
Balance at December 31, 2024	10,709,005	10,708	465,564,876	(447,017,178)	18,558,406

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(10,731,315)	$(8,236,814)
Less: gain from discontinued operations, net of $63,000 in tax	—	5,809,081
Net loss from continuing operations	(10,731,315)	(14,045,895)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	245,864	858,269
Changes in operating assets and liabilities:
Prepaid expenses and deposits	504,409	861,113
Other receivables	(1,318,888)	1,374,189
Related party payable	380,845	1,329,655
Accounts payable and accrued expenses	8,761	(718,393)
Net cash used in operating activities - continuing operations	(10,910,324)	(10,341,062)
Net cash used in operating activities - discontinued operations	—	(6,098,899)
Net cash used in operating activities	(10,910,324)	(16,439,961)
Cash Flows from Investing Activities:
Net cash provided by investing activities - discontinued operations	—	18,664,122
Net cash provided by investing activities	—	18,664,122
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, prefunded warrants and warrants, net	14,929,155	1,014,640
Proceeds from stock options exercise	62,159	90,477
Net cash provided by financing activities	14,991,314	1,105,117
Net increase in cash and cash equivalents	4,080,990	3,329,278
Cash and cash equivalents at beginning of the year	15,111,450	11,782,172
Cash and cash equivalents at end of the year	$19,192,440	$15,111,450

	For the Years Ended
	December 31,
	2024	2023
Supplemental schedule of non-cash financing and investing activities:
Issuance of common stock as commitment fee for future financing	$—	$180

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS DECEMBER 31, 2024 AND 2023

NOTE 1:    NATURE OF OPERATIONS

Marker Therapeutics, Inc., a Delaware corporation (the “Company” or “we”), is a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. The Company’s multi antigen recognizing (“MAR”)-T cell technology is based on the selective expansion of non-engineered, tumor-specific T cells that recognize tumor associated antigens, which are tumor targets, and kill tumor cells expressing those targets. These T cells are designed to recognize multiple tumor targets to produce broad spectrum anti-tumor activity. The Company was incorporated in Nevada in 1992 and reincorporated in Delaware in October 2018.

Purchase Agreement with Cell Ready; Manufacturing

On June 26, 2023, the Company completed the previously announced transaction with Cell Ready, LLC (“Cell Ready”) pursuant to a Purchase Agreement (the “Cell Ready Purchase Agreement), dated May 1, 2023, by and between the Company and Cell Ready. Mr. John Wilson was a member of the Company’s board of directors at the time of the Cell Ready Purchase Agreement and through December 31, 2024 and is serving as the CEO of Cell Ready, therefore Cell Ready is a related party. Mr. Wilson resigned as a director of the Company on January 24, 2025. Pursuant to the Cell Ready Purchase Agreement, effective as of the Closing Date, the Company (i) assigned to Cell Ready the leases for the Company’s two manufacturing facilities in Houston, Texas (the “Manufacturing Facilities”), (ii) sold to Cell Ready all of the equipment and leasehold improvements at the Manufacturing Facilities and (iii) assigned to Cell Ready its rights, title and interest in the Company’s Master Services Agreement for Product Supply (the “MSA”), dated April 7, 2023, by and between the Company, Cell Ready and Indapta Therapeutics, Inc., as well as its rights, title and interest in any contracts related to the equipment and Manufacturing Facilities (collectively, the “Purchased Assets”). Cell Ready acquired the Purchased Assets for total consideration of $19.0 million. In connection with the purchase of the Manufacturing Facilities, Cell Ready also extended offers of employment to approximately 50 of the Company’s former employees in its manufacturing, development, quality, and regulatory affairs functions.

The Purchased Assets constituted a significant disposition. Based upon the magnitude of the disposition and because the Company is exiting certain manufacturing operations, the disposition represents a significant strategic shift that will have a material effect on the Company’s operations and financial results. Accordingly, the assets sold meet the definition of a discontinued operation, as defined by Accounting Standards Codification (“ASC”) 205-20 - Discontinued Operations. See additional discussion at Note 6.

Following the closing of the Cell Ready Purchase Agreement, the Company no longer operates a cGMP manufacturing facility and instead relies on third parties for the clinical and, once approved, commercial manufacture of our product candidates. As such, on February 22, 2024, the Company entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready for the provision of various products and services by Cell Ready pursuant to work orders that may be entered into from time to time. Cell Ready is a contract development and manufacturing organization (CDMO). The MSA contains customary representations, warranties and indemnification provision. The initial term of the MSA is three years and may be extended upon the mutual written agreement of the parties. Either party may terminate the MSA (a) for material breach by the other party if such breach has not been cured within 30 days following notice of termination or (b) if the other party is the subject of an insolvency event.

Additionally, the Baylor College of Medicine (“BCM”) continues to supply the Company with products and the Company is working with both of its existing qualified contract manufacturers as it continues its clinical trials. Furthermore, in anticipation of the commencement of the Company’s larger pivotal trial for Lymphoma in 2026, as well as the eventual need for commercial scale production, the Company intends to evaluate and qualify additional potential third-party manufacturing partners to provide potential multiple sources of clinical and commercial supply.

However, there is no guarantee that the Company will or has properly estimated its required manufacturing capacities or that the third parties on which it relies to manufacture products will be able or willing to perform on proposed timelines or to meet the Company’s manufacturing demands, if at all. If any third-party vendors experience disruptions or otherwise cease or substantially reduce the amount of products they are willing to supply, the Company’s business and operations could be adversely affected.

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

NOTE 2:    FINANCIAL CONDITION, GOING CONCERN AND MANAGEMENT PLANS

As of December 31, 2024, the Company had cash and cash equivalents of approximately $19.2 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity, debt financings and grants.

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company could offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. However, our use of the shelf registration statement on Form S-3 was limited for so long as we were subject to General Instruction I.B.6 of Form S-3, which limited the amounts that we could sell under the registration statement and in accordance with the ATM agreement. The Sales Agents were entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we provided each of the Sales Agents with indemnification and contribution rights. During the year ended December 31, 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement for proceeds of $0.04 million. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC. The Company is not subject to any termination penalties related to the termination of the ATM Agreement.

In November 2024, the Company entered into an At The Market Offering Agreement, or the Sales Agreement, with H.C. Wainwright & Co. LLC, relating to the sale of shares of its common stock having an agreement offering price of up to $11,431,713 from time to time through H.C. Wainwright & Co. LLC. Any shares of common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283512), which the SEC declared effective on December 6, 2024. However, the Company’s use of the shelf registration statement on Form S-3 will be limited for so long as it is subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the registration statement and in accordance with the ATM agreement. H.C. Wainwright & Co. LLC will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and the Company’ has provided H.C. Wainwright & Co. LLC with indemnification and contribution rights.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the CPRIT to support the Company’s clinical investigation of MT-401. Through the date of this filing, the Company has received $9.7 million of funds from the CPRIT grant. The Company recorded $4.4 million of grant income related to the CPRIT grant as revenue during the year ended December 31, 2024 and at December 31, 2024, the Company recorded $2.1 million of grant income receivable.

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. Through the date of this filing, the Company has received $1.0 million from the FDA grant. The Company recorded $0.5 million of grant income related to the FDA grant as revenue during the year ended December 31, 2024 and at December 31, 2024, the Company had no grant income receivable recorded.

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. Through the date of this filing, the Company has received $1.2 million from SBIR. The Company recorded $1.0 million of grant income related to the SBIR grant as revenue during the year ended December 31, 2024 and at December 31, 2024, the Company recorded $0.2 million of grant income receivable. In February 2025, the Company received $0.2 million of funds from the SBIR grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health - National Cancer Institute (“NIH”) to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. Through the date of this filing, the Company has received approximately $6,000 from NIH for this grant. The Company recorded approximately $6,000 of grant income related to the NIH grant as revenue during the year ended December 31, 2024 and at December 31, 2024, the Company recorded approximately $6,000 of grant income receivable. In February 2025, the Company received approximately $6,000 of funds from the NIH grant.

In August 2024, the Company received notice of a $2.0 million grant from the SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. Through the date of this filing, the Company has received $0.7 million of funds from this grant. The Company recorded $0.7 million of grant income related to this grant as revenue for the year ended December 31, 2024 and at December 31, 2024, the Company had no grant income receivable recorded.

In August 2024, the Company received another $2.0 million grant from the National Institutes of Health SBIR program to support the advancement of MT-601 in patients with pancreatic cancer. Through the date of this filing, the Company has received approximately $7,000 from NIH for this grant. The Company recorded approximately $7,000 of grant income related to the NIH grant as revenue during the year ended December 31, 2024 and at December 31, 2024, the Company recorded approximately $7,000 of grant income receivable. In February 2025, the Company received approximately $7,000 of funds from the NIH grant.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. Through the date of this filing, the Company has not received any funds from this grant.

In December 2022, the Company entered into a purchase agreement, or the Purchase Agreement, with Lincoln Park Capital Fund, LLC, or Lincoln Park, which provides that, upon the terms and subject to the conditions of the agreement, the Company has the right, but not the obligation, to sell to Lincoln Park up to $25,000,000 of shares of its common stock, or the Purchase Shares, from time to time over a 24-month term. For the year ended December 31, 2024, the Company did not sell any shares of its common stock under the Purchase Agreement. In January 2023, Lincoln Park was issued 180,410 shares of stock as a commitment fee at a value of $0.5 million. On February 29, 2024, the Company terminated the Purchase Agreement with Lincoln Park effective March 1, 2024.

On December 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued and sold in a private Placement the following securities: (i)1,783,805 shares of common stock, (ii) Series B Warrants, or Pre-Funded Warrants, to purchase an aggregate of 3,247,445 shares of common stock in lieu of shares of common stock and (iii) Series A Warrants, or Private Placement Warrants, to purchase an aggregate of 5,031,250 shares of common stock. The purchase price per share of common stock and accompanying Private Placement Warrant to purchase a share of common stock was $3.20, and the purchase price per Pre-Funded Warrant and accompanying Private Placement Warrant to purchase a share of common stock was $3.199.

Net proceeds from the sale of securities in the Private Placement was approximately $14.9 million, which does not include any proceeds that may be received upon exercise of any warrants issued in the Private Placement. Both the Pre-Funded Warrants and the Private Placement Warrants are not exercisable until the Company obtains shareholder approval. On March 21, 2025, the Company obtained shareholder approval for the exercise of such warrants. The transaction closed on December 23, 2024.

The Company expects to continue to incur substantial losses over the next several years during its development phase.

Based on the Company’s lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash and cash equivalents as of December 31, 2024, the Company anticipates that it will be able to fund its operating expenses and capital expenditure requirements into the first quarter of 2026, assuming no additional grant funds are received. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management currently plans to raise additional capital through the issuance of common shares and receipt of additional grant funds, which could enable the Company to fund its operating expenses and capital expenditure requirements beyond the first quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. The Company’s future cash requirements are based on the Company’s clinical and research and development plans, timing expectations related to the progress of its programs, and is subject to the Company’s ability to effectively manage its costs, raise additional capital, and receive additional grant funds.

The Company’s assumptions may prove to be wrong, and the Company could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plan may change, and it may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of the Company’s product candidates and the extent to which the Company may enter into additional collaborations with third parties to participate in their development and commercialization, the Company is unable to estimate the amounts of increased capital outlays and operating expenditures associated with its current and anticipated clinical trials. The Company’s future funding requirements will depend on many factors, as it:

●	Initiates, continues, or accelerates clinical trials of its product candidates;
●	continues the research and development of its product candidates and seeks to discover additional product candidates;
●	seeks regulatory approvals for any product candidates that successfully complete clinical trials;
●	maintains and enforces intellectual property rights;
●	enters into contract manufacturing arrangements with contract manufacturing organizations for clinical manufacturing supply;
●	establishes sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluates strategic transactions the Company may undertake; and
●	enhances operational, financial and information management systems and hires additional personnel, including personnel to support development of product candidates and, if a product candidate is approved, commercialization efforts.

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash, Cash Equivalents and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at December 31, 2024 consisted of cash and certificates of deposit in institutions in the United States. Balances at certain institutions have exceeded Federal Deposit Insurance Corporation insured limits and U.S. government agency securities.

The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of December 31, 2024 and December 31, 2023, the Company had approximately $1.1 million and $1.4 million, respectively in cash at financial institutions. As of December 31, 2024, the Company had approximately $18.1 million in U.S. government agency securities.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2024 and 2023.

Grant Income

Grant Income represents funding under cost reimbursement programs from government agencies and non-profit foundations for qualified research and development activities performed by the Company. In applying the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company determined that grants and awards are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to each grant or award, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). For grant and awards outside the scope of ASC 808, the Company applies either ASC 606 or IAS 20 by analogy depending on if the arrangement is considered an exchange or non-exchange transaction, respectively. Under both accounting frameworks, revenue is recognized when the Company incurs expenses related to the grants for the amount the Company is entitled to under the provisions of the contract. During the two years ended December 31, 2024, the Company did not participate in any collaboration agreements.

Loss per Common Share

Basic loss per share includes only the weighted average common shares outstanding, without consideration of potentially dilutive securities. Diluted loss per share includes the weighted average common shares outstanding and any potentially dilutive common stock equivalent shares in the calculation.

Segment Reporting

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, as of January 1, 2024. See the section Recently Adopted Accounting Standards below for more information.

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company is a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of its products. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment.

The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net income (loss) that also is reported on the consolidated statements of operations as net loss, and consolidated cash used in operations. The Company’s significant expenses are consistent with the expenses presented on the consolidated statement of operations. The CODM makes operating decisions based on the availability of cash and the allocation of cash to the required expenditures. Expenses are not regularly provided to the CODM on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

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

Recently Adopted Accounting Standards

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, among other provisions. Effective January 1, 2024, the Company adopted the new standard on a retrospective basis for annual periods, and interim periods beginning the first quarter of 2025. The Company does not believe the impact of the new guidance and related codification improvements had a material impact to its financial position, results of operations and cash flows.

Recently Issued Accounting Standards Not Yet Adopted

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

Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures, to improve transparency in financial reporting by requiring entities to present more detailed information about the nature of expenses included within the Income Statement. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company is in the process of assessing the impact of ASU 2024-03 on its disclosures.

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

The following table sets forth the computation of net loss per share for the years ended December 31, 2024 and 2023, respectively:

	For the Years Ended
	December 31,
	2024	2023
Numerator:
Loss from continuing operations	$(10,731,315)	$(14,045,895)
Income (loss) from discontinued operations	—	5,809,081
Net loss	$(10,731,315)	$(8,236,814)

Denominator:
Weighted average common shares outstanding, basic	8,980,207	8,809,382
Weighted average common shares outstanding, diluted	8,980,207	8,809,382

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(1.19)	$(1.59)
Income (loss) from discontinued operations, basic and diluted	$—	$0.66
Net loss per share, basic and diluted	$(1.19)	$(0.94)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2024	2023
Common stock options	588,000	738,000
Common stock purchase warrants	8,279,000	—
Potentially dilutive securities	8,867,000	738,000

NOTE 5:     OTHER RECEIVABLE

Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. The Company recorded $4.4 million of grant income related to the CPRIT grant for the year ended December 31, 2024. At December 31, 2024, the Company recorded $2.1 million of grant income receivable related to the CPRIT grant.

Additionally, the Company recorded $0.5 million and $1.0 million of grant income related to the FDA and SBIR grants related to MT - 401, respectively, for the year ended December 31, 2024. At December 31, 2024, the Company recorded nil and $0.2 million of grant income receivable related to the FDA and SBIR grants, respectively.

The Company received $0.2 million of funds from SBIR in February 2025.

The Company also recorded approximately $6,000 and $7,000 of grant income related to the National Institutes of Health grants related to the advancement of MT-601 in patients with pancreatic cancer.

The Company received $6,000 and $7,000, respectively, from the National Institutes of Health grants related to the advancement of MT-601 in patients with pancreatic cancer.

NOTE 6:    DISCONTINUED OPERATIONS

As discussed in Note 1, on June 26, 2023, the Company completed the previously announced transaction with Cell Ready for cash consideration of $19.0 million, resulting in derecognition of the Purchased Assets and a gain on sale of approximately $8.7 million, net of $63,000 in tax.

There were no assets and liabilities classified in discontinued operations as of December 31, 2024 and 2023, respectively.

The Company had no activity related to discontinued operations for the year ended December 31, 2024. Net loss from discontinued operations consists of the following for the year ended December 31, 2023, excluding the gain on disposal:

For the Year Ended
December 31,
2023
Revenues:
Service revenue	$816,641
Related party service revenue	3,500,000
Total revenues	4,316,641
Operating expenses:
Research and development	6,561,957
General and administrative	677,090
Total operating expenses	7,239,047
Loss from discontinued operations	$(2,922,406)

The following table summarizes our cash flows related to discontinued operations for the year ended December 31, 2023:

For the Year Ended
December 31,
2023
Discontinued operations:
Net cash used in operating activities	$(6,099,000)
Net cash provided by investing activities	18,664,000
Net increase in cash and cash equivalents from discontinued operations	$12,565,000

Related Party Service Revenue

In April 2022, the Company entered into a binding services agreement (“Wilson Wolf Agreement”) with Wilson Wolf Manufacturing Corporation (“Wilson Wolf”). Mr. John Wilson was a member of the Company’s board of directors at the time of the agreement and is serving as the CEO of Wilson Wolf. Wilson Wolf is in the business of creating products and services intended to simplify and expedite the transition of cell therapies and gene-modified cell therapies to mainstream society (the “Wilson Wolf Mission”). Pursuant to the Wilson Wolf Agreement, Wilson Wolf made a cash payment to the Company in the amount of $8.0 million, as consideration for certain training and research services.

In March 2023, the Company recognized the final $2.5 million of revenue pursuant to this $8.0 million agreement and an additional $1.0 million because the work was completed within one year from the onset of the Wilson Wolf Agreement, achieving the agreed milestone. The Wilson Wolf Agreement and related service obligations were completed upon achievement of this final milestone, and no obligations remain.

NOTE 7:    ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND RELATED PARTY PAYABLE

Accounts payable, accrued liabilities, and related party payable consist of the following as of December 31, 2024 and 2023, respectively:

	December 31,	December 31,
	2024	2023
Accounts payable	$1,066,000	$961,000
Compensation and benefits	86,000	57,000
Professional fees	293,000	303,000
Related party payable	1,711,000	1,330,000
Tax fees	104,000	219,000
Other	204,000	205,000
Total accounts payable and accrued liabilities	3,464,000	3,075,000

The $1.7 million related-party payable reflects amounts payable to Cell Ready for outsourced product development and manufacturing services. This amount was paid during January 2025. See Note 12 for additional information.

NOTE 8:    STOCKHOLDERS’ EQUITY

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

Common Stock

The Company has authorized up to 30,000,000 shares of common stock, $0.001 par value per share, for issuance. Significant 2024 and 2023 common stock transactions were as follows:

2024 Common Stock Transactions

Private Placement

On December 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued and sold in a private Placement the following securities: (i) 1,783,805 shares of common stock, (ii) Series B Warrants, or Pre-Funded Warrants, to purchase an aggregate of 3,247,445 shares of common stock in lieu of shares of common stock and (iii) Series A Warrants, or Private Placement Warrants, to purchase an aggregate of 5,031,250 shares of common stock. The purchase price per share of common stock and accompanying Private Placement Warrant to purchase a share of common stock was $3.20, and the purchase price per Pre-Funded Warrant and accompanying Private Placement Warrant to purchase a share of common stock was $3.199. Net proceeds from the sale of securities in the Private Placement was approximately $14.9 million, which does not include any proceeds that may be received upon the exercise of any warrants issued in the Private Placement. Both the Pre-Funded Warrants and the Private Placement Warrants are not exercisable until the Company obtains shareholder approval. On March 21, 2025, the Company obtained shareholder approval for the exercise of such warrants. The transaction closed on December 23, 2024.

Issuance of Stock Pursuant to ATM Agreement

During the year ended December 31, 2024, the Company sold 8,178 shares of its common stock under the ATM Agreement for gross proceeds of $37,000. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC. In November 2024, the Company entered into an ATM Agreement with H.C. Wainwright & Co., LLC.

Exercise of Stock Options

During the year ended December 31, 2024, certain outstanding options were exercised for 25,602 shares of common stock providing aggregate proceeds to the Company of approximately $62,000.

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

Warrant Summary

The following table summarizes the total warrants outstanding at December 31, 2024:

				Outstanding			Outstanding
		Exercise		as of			as of
		Price Per	Expiration	December 31,	New		December 31,
	Issue Date	Share	Date	2023	Issuance	Exercised	2024
Private placement warrants	December 2024	$4.00	5 years from shareholder approval	—	5,031,250	—	5,031,250
Pre-funded warrants	December 2024	$0.001	5 years from shareholder approval	—	3,247,445	—	3,247,445
				—	8,278,695	—	8,278,695

NOTE 9:    STOCK BASED COMPENSATION

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

2024 Equity Incentive Awards

On February 12, 2025, pursuant to the Company’s 2020 Equity Incentive Plan, the compensation committee of the Company’s board of directors approved 50,000 options to purchase the Company’s common stock as equity-based incentive awards to the Company’s Chief Executive Officer and President, Dr. Juan Vera and 30,000 options to purchase the Company’s common stock as equity-based incentive awards to each Non-Employee Director. Each option award was granted with an exercise price of $1.59 per share, the closing price of the Company’s common stock on the Nasdaq Capital Market on February 12, 2025, with the option award vesting in three annual installments, subject to such Optionee’s continued service on the applicable vesting date.

2023 Equity Incentive Awards

On February 27, 2023, pursuant to the Company’s 2020 Equity Incentive Plan, the compensation committee of the Company’s board of directors approved a total of 316,855 options to purchase the Company’s common stock as equity-based incentive awards to the Company’s executive officers and management team. Each option award was granted with an exercise price of $2.14 per share, the closing price of the Company’s common stock on the Nasdaq Capital Market on February 27, 2023, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such executive officer’s continued service on the applicable vesting date. Additionally, on February 27, 2023, the compensation committee of the Company’s board of directors approved a total of 87,677 options to purchase the Company’s common stock to non-executive employees and management team of the Company as equity-based incentive awards. Each option award was granted with an exercise price of $2.14 per share, the closing price of the Company’s common stock on the Nasdaq Capital Market on February 27, 2023, with the option award vesting in 48 equal monthly installments over a four-year period, subject to such employee’s continued service on the applicable vesting date.

The above awards were in addition to 7,000 stock option awards issued during the three months ended March 31, 2023 to new employees upon their commencement of employment with the Company. Each option award was granted with an exercise price of $2.769 per share, the closing price of the Company’s common stock on the Nasdaq Capital Market on January 3, 2023, with 25% of the option award vesting in one year and the remaining 75% vesting in 36 equal monthly installments thereafter over a three-year period, subject to such employee’s continued service on the applicable vesting date.

On May 10, 2023, the Company’s board of directors approved a one-time share option grant of 100,000 shares of common stock to Dr. Vera for his appointment as the Company’s Chief Executive Officer. The option has a term of ten years and will vest in equal annual installments on May 10, 2024, May 10, 2025, May 10, 2026, and May 10, 2027, subject to Mr. Vera’s continued service to the Company as of the applicable vesting date. Each option award was granted with an exercise price of $1.42 per share, the closing price of the Company’s common stock on the Nasdaq Capital Market on May 10, 2023.

On June 6, 2023, pursuant to the Company’s Non-Employee Director Compensation Policy, which had previously been approved by the Company’s board of directors, a total of 32,000 stock option awards were issued to independent members of the board of directors of the Company. Each option award was granted with an exercise price of $1.72 per share, the closing price of the Company’s common stock on the Nasdaq Capital Market on June 6, 2023. Each Option award will vest in one year subject to the director’s continuance of service through June 6, 2024.

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

As of December 31, 2024, approximately 1.2 million shares of common stock are available to be issued under the 2020 Plan.

Stock Options

A summary of the Company’s stock option activity for the years ended December 31, 2024 and December 31, 2023, is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of January 1, 2023	886,173	$42.90	$—	7.3
Granted	544,532	1.99	—	5.6
Exercised	(27,518)	3.29
Canceled/Expired	(665,292)	30.41	—	—
Outstanding as of December 31, 2023	737,895	25.42	$1,317,000	7.6
Granted	—	—	—	—
Exercised	(25,602)	2.43	—	—
Canceled/Expired	(124,589)	42.24	—	—
Outstanding as of December 31, 2024	587,704	$22.85	$378,000	6.8
Options vested and exercisable	395,492	$32.86	$152,000	6.2

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2024 and 2023, respectively, were as follows:

	For the Years Ended
	December 31,
	2024	2023
Exercise price	$—	$1.99
Expected term (years)	—	6.0
Expected stock price volatility	—%	91%
Risk-free rate of interest	—%	4%
Expected dividend rate	—%	—%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Years Ended
	December 31,
	2024	2023
Stock Compensation expenses:
Research and development	$15,000	$338,000
General and administrative	231,000	520,000
Stock compensation in continuing operations	246,000	858,000
Stock compensation in discontinued operations	—	725,000
Total stock compensation expenses	$246,000	$1,583,000

At December 31, 2024, the total stock-based compensation cost related to unvested awards not yet recognized was $0.2 million. The expected weighted average period compensation costs to be recognized was 1.9 years. Future option grants will impact the compensation expense recognized.

NOTE 10: GRANT INCOME

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

If restricted cash received from grants in advance of incurring qualifying costs, it is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. There was no restricted cash recorded as of December 31, 2024 and December 31, 2023. If qualifying grant income is earned in advance of cash received from grants, it is recognized as revenue and recorded as other receivable.

The Company recorded $4.4 million and $2.7 million of grant income related to the CPRIT grant as revenue for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, the Company had recorded $2.1 million as other receivable, which represented grant income earned in advance of the next tranche of funds to be received from CPRIT.

In December 2024, the Company received notice an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. The Company did not record any grant income related to this grant for the year ended December 31, 2024.

Both CPRIT grants are subject to certain revenue-sharing arrangements, as per the grant agreements (see Note 11).

FDA

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s Phase 2 clinical trial of MT-401 for the treatment of post-transplant AML. The Company recorded $0.5 million and $0.4 million of grant income related to the FDA grant as revenue for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the Company had no other receivable recorded with respect to the FDA grant.

SBIR

In May 2023, the Company announced it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. The Company recorded $1.0 million and $0.2 million of grant income related to the SBIR grant as revenue for the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the Company recorded $0.2 million as other receivable, which represented grant income earned in advance of funds to be received from the SBIR. In February 2025, the Company received $0.2 million of funds from the SBIR grant.

In August 2024, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research Program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. The Company recorded $0.7 million of grant income related to this grant as revenue for the year ended December 31, 2024. As of December 31, 2024, the Company had no other receivable recorded related to this grant.

In August 2024, received notice of another $2.0 million grant from the National Institutes of Health Small Business Innovation Research Program to support the clinical investigation of MT-601 in patients with pancreatic cancer. The Company recorded approximately $7,000 of grant income for the year ended December 31, 2024 and recorded the same amount in other receivables as of December 31, 2024.

NIH – National Cancer Institute

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health - National Cancer Institute to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. The Company recorded approximately $6,000 of grant income for the year ended December 31, 2024 and recorded the same amount in other receivables as of December 31, 2024.

NOTE 11:    COMMITMENTS AND CONTINGENCIES

Cancer Prevention and Research Institute of Texas

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company’s clinical investigation of MT-401. In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with pancreatic cancer. Both CPRIT grants contain identical terms surrounding intellectual property and revenue sharing.

Per the CPRIT grant agreements, the Company will retain ownership over any intellectual property developed under the contracts (the “Project Results”). With respect to non-commercial use of any Project Results, the Company agreed to grant to CPRIT a nonexclusive, irrevocable, royalty-free, perpetual, worldwide license with the right to sublicense any necessary additional intellectual property rights to exploit all Project Results by CPRIT, other governmental entities and agencies of the State of Texas, and private or independent institutions of higher education located in Texas, solely for academic, research, and other non-commercial purposes.

If the Company’s products become commercially saleable, the Company is obligated to make payments to CPRIT, with respect to net sales of any product covered in the contract, equal to a percentage of revenue ranging from the low-to-mid single digits. These payments will continue up to and until CPRIT receives an aggregate amount of 400% of the sum of all monies paid to the Company by CPRIT under the grant agreements. If the Company is required to obtain a license from a third party to sell any such product, the revenue sharing percentages may be reduced. In addition, once the Company has paid CPRIT 400% of the monies received under the grant agreements, the Company will continue to pay CPRIT a revenue-sharing percentage of 0.5% for the remainder of the Revenue Term as specified in the grant agreement.

License Agreement with the Baylor College of Medicine

In March 2018, the Company entered into an exclusive license agreement with BCM under which the Company acquired a worldwide, exclusive license to BCM’s rights in and to certain intellectual property rights, including a European patent to develop and commercialize MAR-T cell product candidates (the “BCM License Agreement”). In exchange for the license, the Company issued shares of its common stock to BCM valued at approximately $5.0 million at the time of issuance, agreed to make royalty payments to BCM upon commercial sales according to the royalty schedule in the BCM License Agreement, under which the royalty percentages increase in proportion to the aggregate net sales, and agreed to pay BCM certain milestone payments up to an aggregate of $64.85 million. The milestone payments are based upon the occurrence of nine particular milestones relating to completion of the first dosing in clinical trials for a first and second distinct product, FDA approval, and achievement of certain net sales goals. The Company is also responsible for sublicensing fees and for reimbursing BCM for related-party expenses. In addition, upon a liquidity event (as defined in the BCM License Agreement) of the Company, BCM will receive a one-time liquidity incentive payment of 0.5% of the liquidity event proceeds (as defined in the BCM License Agreement).

Legal Proceedings

From time to time, we may become involved in legal proceedings, including those arising in the ordinary course of our business. We are not currently a party to any material legal proceedings that we believe could have an adverse effect on our business, operating results or financial condition.

NOTE 12:    RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the years ended December 31, 2024 and 2023, respectively.

	For the Years Ended
	December 31,
	2024	2023
Baylor College of Medicine	$7,000	$13,000
Cell Ready	5,846,000	1,330,000
Wilson Wolf Manufacturing Corporation	—	277,000
Total Research and development	$5,853,000	$1,620,000

As of December 31, 2024 and 2023, $1.7 million and $1.3 million, respectively, of related party transactions are included in accounts payable and accrued liabilities. See Note 7 for additional information.

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

BCM is also a shareholder of the Company’s common stock.

Purchases from Wilson Wolf.

In 2023, the Company utilized Wilson Wolf for the purchases of cell culture devices. Mr. John Wilson was a member of the Company’s board of directors and is serving as the CEO of Wilson Wolf Manufacturing Corporation.

Purchases from Cell Ready, LLC.

The Company has utilized Cell Ready, LLC for clinical manufacturing supply and product development. On February 22, 2024, we entered into a 3-year Master Services Agreement for Product Supply (the “MSA”) with Cell Ready. Cell Ready, which is owned by a former director and current shareholder, Mr. John Wilson, is a contract development and manufacturing organization (CDMO).

During the year ended December 31, 2024, the Company entered into Work Order #1 under the MSA, pursuant to which Cell Ready agreed to provide the Company with GMP drug product for Marker MT-401 and/or MT-601. The services include the delivery of final drug product and quality control testing. The Company also requested Cell Ready to provide general support services in connection therewith. During the year ended December 31, 2024, the Company incurred $5.8 million in expenses related to the services and manufacturing costs and paid $5.5 million for invoices received.

NOTE 13:    INCOME TAXES

The Company has no federal income tax expense due to operating losses incurred and utilized for the years ended December 31, 2024, and 2023, respectively. The Company recognized $50,000 and $4,000 in state tax expense for the years ended December 31, 2024 and 2023, respectively.

The effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2024 and 2023 are as follows:

	For the Years Ended
	December 31,
	2024	2023
Deferred Tax Assets
Net Operating Loss Carryforward	$30,725,000	$29,352,000
Stock Compensation	1,670,000	2,598,000
Capitalized R&E	7,869,000	7,026,000
Research and Development	733,000	733,000
	40,997,000	39,709,000
Less: Valuation Allowance	(40,997,000)	(39,709,000)
Total Deferred Tax Assets	$—	$—

Total Deferred Tax Liabilities	$—	$—

Net Deferred Tax Assets/(Liabilities)	$—	$—

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2024 and 2023.

The Company has approximately $138.3 million of federal and $38.8 million of state Net Operating Losses (“NOL”s) that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $38.4 million, if not utilized, will expire between 2030 and 2037. The federal net operating loss carryforwards of $99.9 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $16.9 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.

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

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (R&E) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2024, and 2023, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future.

The Company’s income tax returns for 2021 to 2023 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.

For the years ended December 31, 2024, and 2023, the expected tax expense (benefit) from continuing operations based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2024		2023
		Percent of		Percent of
	Amount	Pretax Loss	Amount	Pretax Loss
U.S. federal statutory rate	$(2,243,000)	21.00%	$(2,948,000)	21.00%
State taxes, net of federal benefit	15,000	(0.14)%	(20,000)	0.14%
Tax rate change	(1,000)	0.01%	(9,000)	0.06%
Permanent Differences
- Other permanent differences	27,000	(0.25)%	25,000	(0.18)%
Change in valuation allowance	1,288,000	(12.06)%	(1,556,000)	11.08%
Deferred true-up	953,000	(8.92)%	4,512,000	(32.14)%
Other	11,000	(0.11)%	—	—
Income tax provision/(benefit)	$50,000	(0.47)%	$4,000	(0.04)%

The Company recognized approximately $50,000 in state tax expense for the year ended December 31, 2024.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2024, and 2023, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

NOTE 14:    SUBSEQUENT EVENTS

On March 21, 2025, the Company held a Special Meeting of Stockholders (the “Special Meeting”) at which the stockholders approved, in accordance with Nasdaq Listing Rule 5635(d), of the issuance of the shares issuable upon exercise of (i) Series A Warrants to acquire 5,031,250 shares of Common Stock and (ii) Series B Warrants to acquire 3,247,445 shares of Common Stock.

On March 27, 2025, the Company mutually agreed with Cell Ready to terminate the MSA. In connection therewith, the Company entered into a settlement and release agreement with Cell Ready pursuant to which the Company paid Cell Ready approximately $453,000 and the parties provided one another with mutual releases of all claims associated with any and all agreements between Marker and Cell Ready.