Form 10-Q
period 2025-03-31
Marker Therapeutics, Inc.
filed 2025-05-15
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025

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

The registrant had 11,314,835 shares of common stock outstanding as of May 8, 2025.

PART I.      FINANCIAL INFORMATION

Item 1.        Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$13,693,208	$19,192,440
Prepaid expenses and other current assets	841,293	483,717
Other receivables	2,458,765	2,346,703
Total current assets	16,993,266	22,022,860
Total assets	$16,993,266	$22,022,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,090,068	$1,753,954
Related party payable	411,327	1,710,500
Total current liabilities	2,501,395	3,464,454
Total liabilities	2,501,395	3,464,454

Stockholders’ equity:
Preferred stock, $0.001 par value, 5 million shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 11.2 million and 10.7 million shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (see Note 8)	11,213	10,708
Additional paid-in capital	465,944,020	465,564,876
Accumulated deficit	(451,463,362)	(447,017,178)
Total stockholders’ equity	14,491,871	18,558,406
Total liabilities and stockholders’ equity	$16,993,266	$22,022,860

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Revenues:
Grant income	$349,104	$1,244,061
Total revenues	349,104	1,244,061
Operating expenses:
Research and development	3,135,427	2,575,015
General and administrative	1,369,215	1,218,063
Loss on early termination of vendor agreement	453,135	—
Total operating expenses	4,957,777	3,793,078
Loss from operations	(4,608,673)	(2,549,017)
Other income (expenses):
Interest income	162,489	156,195
Net loss	$(4,446,184)	$(2,392,822)

Net loss per share:
Net loss per share, basic and diluted	$(0.40)	$(0.27)

Weighted average number of common shares outstanding:
Basic	11,106,027	8,901,962
Diluted	11,106,027	8,901,962

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2025
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at December 31, 2024	10,709,005	$10,708	$465,564,876	$(447,017,178)	$18,558,406
Issuance of common stock from exercise of prefunded warrants	505,830	505	—	—	505
Stock-based compensation	—	—	379,144	—	379,144
Net loss	—	—	—	(4,446,184)	(4,446,184)
Balance at March 31, 2025	11,214,835	$11,213	$465,944,020	$(451,463,362)	$14,491,871

	For the Three Months Ended March 31, 2024
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at December 31, 2023	8,891,420	$8,891	$450,329,515	$(436,285,863)	$14,052,543
Issuance of common stock from exercise of stock options	19,497	19	49,077	—	49,096
Stock-based compensation	—	—	79,417	—	79,417
Net loss	—	—	—	(2,392,822)	(2,392,822)
Balance at March 31, 2024	8,910,917	$8,910	$450,458,009	$(438,678,685)	$11,788,234

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(4,446,184)	$(2,392,822)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	379,144	79,417
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(357,576)	71,117
Other receivables	(112,062)	(823,647)
Related party payable	(1,299,173)	(975,690)
Accounts payable and accrued expenses	336,114	204,507
Net cash used in operating activities	(5,499,737)	(3,837,118)
Cash Flows from Financing Activities:
Proceeds from exercise of warrants and stock options	505	49,096
Net cash provided by financing activities	505	49,096
Net decrease in cash and cash equivalents	(5,499,232)	(3,788,022)
Cash and cash equivalents at beginning of the period	19,192,440	15,111,450
Cash and cash equivalents at end of the period	$13,693,208	$11,323,428

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Agreements with Cell Ready; Manufacturing

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

On March 27, 2025, the Company mutually agreed with Cell Ready to terminate the MSA. In connection therewith, the Company entered into a settlement and release agreement with Cell Ready pursuant to which the Company paid Cell Ready approximately $453,000 and the parties provided one another with mutual releases of all claims associated with any and all agreements between the Company and Cell Ready. This payment is included in loss on early termination of vendor agreement within the condensed consolidated statement of operations.

The Baylor College of Medicine (“BCM”) continues to supply the Company with products as the Company continues its clinical trials. Furthermore, in anticipation of the commencement of the Company’s larger pivotal trial for Lymphoma in 2026, as well as the eventual need for commercial scale production, the Company is evaluating and qualifying additional potential third-party manufacturing partners to provide potential multiple sources of clinical and commercial supply.

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

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2025, or for any future interim period. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto included in the Company’s annual report on Form 10-K filed on March 31, 2025.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2025, the Company had cash and cash equivalents of approximately $13.7 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings and grants.

In August 2021, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “ATM Agreement”) with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC (the “Sales Agents”), pursuant to which the Company could offer and sell, from time to time at its sole discretion through the Sales Agents, shares of its common stock having an aggregate offering price of up to $75.0 million. Any shares of its common stock sold were issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. However, our use of the shelf registration statement on Form S-3 is limited for so long as we were subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. The Sales Agents were entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we provided each of the Sales Agents with indemnification and contribution rights. There was no common stock issued under the ATM Agreement during the three months ended March 31, 2025 or 2024. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC. The Company is not subject to any termination penalties related to the termination of the ATM Agreement.

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

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company’s clinical investigation of MT-401 as an Off - the - Shelf (OTS) product in patients with Acute Myeloid Leukemia (AML) (the “CPRIT AML Grant”). Through the date of this filing, the Company has received $11.0 million of funds from the CPRIT AML Grant. The Company recorded $0.2 million and $0.8 million of grant income related to the CPRIT AML Grant as revenue for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company’s grant income receivable balance for this grant was $2.3 million, which represented grant income earned in advance of funds to be received from CPRIT. In April and May 2025, the Company received $0.5 million and $0.8 million, respectively, of funds from the CPRIT AML Grant.

In September 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401 for the treatment of post-transplant AML Through the date of this filing, the Company has received $1.0 million from the FDA grant. The Company recorded nil and $0.3 million of grant income related to the FDA grant as revenue for the three months ended March 31, 2025 and 2024, respectively, and as of March 31, 2025, the Company had no grant income receivable balance for this grant.

In May 2023, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents (the “SBIR AML Grant”). Through the date of this filing, the Company has received $1.3 million from SBIR. The Company recorded $0.1 million and $0.2 million of grant income related to the SBIR AML Grant as revenue for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company’s grant income receivable balance for this grant was $0.1 million, which represented grant income earned in advance of funds to be received from the SBIR.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2 - year period from the National Institutes of Health - National Cancer Institute (“NIH”) to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”). Through the date of this filing, the Company has received approximately $20,000 from NIH for this grant. The Company recorded approximately $14,000 of grant income related to the Decoy Grant as revenue during the three months ended March 31, 2025, and as of March 31, 2025, the Company’s grant income receivable balance for this grant was approximately $14,000.

In August 2024, the Company received notice of a $2.0 million grant from the SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. Through the date of this filing, the Company has received $0.7 million of funds from this grant. The Company recorded no grant income related to this grant as revenue for the three months ended March 31, 2025, and as of March 31, 2025, the Company had no grant income receivable balance related to this grant.

In August 2024, the Company received another $2.0 million grant from the National Institutes of Health SBIR program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”). Through the date of this filing, the Company has received approximately $15,000 from NIH for this grant. The Company recorded approximately $8,000 of grant income related to the PANACEA Grant as revenue during the three months ended March 31, 2025, and as of March 31, 2025, the Company’s grant income receivable balance for this grant was approximately $8,000.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”). Through the date of this filing, the Company has received $1.5 million of funds from this grant. The Company recorded $13,000 of grant income related to this grant as revenue during the three months ended March 31, 2025, and as of March 31, 2025, the Company’s grant income receivable balance for this grant was $13,000. In April 2025, the Company received $1.5 million of funds from the CPRIT Pancreatic Grant.

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

Based on the Company’s lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash and cash equivalents as of March 31, 2025, the Company anticipates that it will be able to fund its operating expenses and capital expenditure requirements into the first quarter of 2026, assuming no additional grant funds are received. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is considering raising additional capital through the issuance of common shares and intends to apply for additional grant funds, which could enable the Company to fund its operating expenses and capital expenditure requirements beyond the first quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. The Company’s future cash requirements are based on the Company’s clinical and research and development plans, timing expectations related to the progress of its programs, and is subject to the Company’s ability to effectively manage its costs, raise additional capital, and receive additional grant funds.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025.

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

Cash, Cash Equivalents and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2025 consisted of cash and certificates of deposit in institutions in the United States. The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of March 31, 2025, the Company had approximately $0.5 million in cash at financial institutions and approximately $13.2 million in U.S. government agency securities, for aggregate cash and cash equivalents of $13.7 million. As of December 31, 2024, the Company had approximately $1.1 million in cash at financial institutions and approximately $18.1 million in U.S. government agency securities, for aggregate cash and cash equivalents of $19.2 million.

In the event cash is received from grants in advance of incurring qualifying costs, it is recorded as restricted cash until it is earned and recorded to grant income.

Modification of Stock Options

During the three months ended March 31, 2025, the Company recorded incremental stock-based compensation expense of $0.3 million pertaining to the modification of stock options in connection with certain consultants, including individuals who were previously employed by Cell Ready, whose contracts have been extended. The modification provided for an acceleration of unvested options, resulting in $0.3 million in compensation expense that was immediately recognized, and is reflected in operating expenses.

Segment Reporting

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, as of January 1, 2024. See the section Recently Adopted Accounting Standards below for more information.

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

The accounting policies of the Company’s single operating and reportable segment are the same as those described in the Company’s summary of significant accounting policies as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net income (loss) that also is reported on the consolidated statements of operations as net loss, and consolidated cash used in operations. The Company’s significant expenses are consistent with the expenses presented on the consolidated statement of operations. The CODM makes operating decisions based on the availability of cash and the allocation of cash to the required expenditures. Expenses are not regularly provided to the CODM on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

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

The following table sets forth the computation of net loss per share for the three months ended March 31, 2025 and 2024, respectively:

	For the Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss	$(4,446,184)	$(2,392,822)

Denominator:
Weighted average common shares outstanding, basic	11,106,027	8,901,962
Weighted average common shares outstanding, diluted	11,106,027	8,901,962

Net loss per share:
Net loss per share, basic	$(0.40)	$(0.27)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,
	2025	2024
Common stock options	728,000	639,000
Common stock purchase warrants	5,031,250	—
Potentially dilutive securities	5,759,250	639,000

NOTE 6: OTHER RECEIVABLE

Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. The Company recorded $0.2 million and $0.8 million of grant income related to the CPRIT AML Grant for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company’s grant income receivable balance for this grant was $2.3 million. In April and May 2025, the Company received $0.5 million and $0.8 million of funds from the CPRIT AML Grant, respectively.

The Company recorded $0.1 million and $0.2 million of grant income related to the SBIR AML Grant as revenue for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company’s grant income receivable balance for this grant was $0.1 million , which represented grant income earned in advance of funds to be received from the SBIR.

The Company recorded approximately $14,000 of grant income related to the Decoy Grant as revenue during the three months ended March 31, 2025, and as of March 31, 2025, the Company’s grant income receivable balance for this grant was approximately $14,000.

The Company recorded approximately $8,000 of grant income related to the PANACEA Grant as revenue during the three months ended March 31, 2025, and as of March 31, 2025, the Company’s grant income receivable balance for this grant was $8,000.

The Company recorded $13,000 of grant income related to the CPRIT Pancreatic Grant as revenue during the three months ended March 31, 2025, and as of March 31, 2025, the Company’s grant income receivable balance for this grant was $13,000. In April 2025, the Company received $1.5 million of funds from the CPRIT Pancreatic Grant.

NOTE 7: ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND RELATED PARTY PAYABLE

Accounts payable, accrued liabilities, and related party payable consist of the following as of March 31, 2024 and December 31, 2023, respectively:

	March 31,	December 31,
	2025	2024
Accounts payable	$1,297,000	$1,066,000
Compensation and benefits	44,000	86,000
Professional fees	403,000	293,000
Related party payable	411,000	1,711,000
Tax fees	142,000	104,000
Other	204,000	204,000
Total accounts payable and accrued liabilities	$2,501,000	$3,464,000

The $0.4 million and $1.7 million related-party payable as of March 31, 2025 and December 31, 2024, respectively, reflect amounts for outsourced product development and manufacturing services. See Note 12: Related Party Transactions.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Private Placement

On December 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued and sold in a private Placement the following securities: (i) 1,783,805 shares of common stock, (ii) Series B Warrants, or Pre-Funded Warrants, to purchase an aggregate of 3,247,445 shares of common stock in lieu of shares of common stock and (iii) Series A Warrants, or Private Placement Warrants, to purchase an aggregate of 5,031,250 shares of common stock. The transaction closed on December 23, 2024. The purchase price per share of common stock and accompanying Private Placement Warrant to purchase a share of common stock was $3.20, and the purchase price per Pre-Funded Warrant and accompanying Private Placement Warrant to purchase a share of common stock was $3.199. Net proceeds from the sale of securities in the Private Placement was approximately $14.9 million, which does not include any proceeds that may be received upon the exercise of any warrants issued in the Private Placement. Both the Pre-Funded Warrants and the Private Placement Warrants were not exercisable until the Company obtained shareholder approval, which approval was received on March 21, 2025.

Exercise of Stock Options

During the three months ended March 31, 2024, certain outstanding options were exercised for 19,497 shares of common stock providing aggregate proceeds to the Company of approximately $49,000.

Warrant Summary

The following table summarizes the total warrants outstanding at March 31, 2025:

				Outstanding			Outstanding
		Exercise		as of			as of
		Price Per	Expiration	December 31,	New		March 31,
	Issue Date	Share	Date	2024	Issuance	Exercised	2025
Private placement warrants	December 2024	$4.00	5 years from shareholder approval	5,031,250	—	—	5,031,250
Pre-funded warrants	December 2024	$0.001	5 years from shareholder approval	3,247,445	—	(505,830)	2,741,615
				8,278,695	—	(505,830)	7,772,865

NOTE 9: STOCK-BASED COMPENSATION

Stock Options

2025 Equity Incentive Awards

On February 12, 2025, pursuant to the Company’s 2020 Equity Incentive Plan, the compensation committee of the Company’s board of directors approved 50,000 options to purchase the Company’s common stock as equity-based incentive awards to the Company’s Chief Executive Officer and President, Dr. Juan Vera, and 30,000 options to purchase the Company’s common stock as equity-based incentive awards to each Non-Employee Director. Each option award was granted with an exercise price of $1.59 per share, the closing price of the Company’s common stock on the Nasdaq Capital Market on February 12, 2025, with the option award vesting in three annual installments, subject to such Optionee’s continued service on the applicable vesting date.

A summary of the Company’s stock option activity for the three months ended March 31, 2025 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of December 31, 2024	587,704	$22.85	$378,000	6.8
Granted	140,000	1.59	—	—
Outstanding as of March 31, 2025	727,704	$18.76	$—	7.2
Options vested and exercisable	411,591	$31.79	$—	6.0

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the three months ended March 31, 2025 were as follows:

For the Three Months
Ended March 31, 2025
Exercise price	$1.59
Expected term (years)	6.0
Expected stock price volatility	102%
Risk-free rate of interest	4.47%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended
	March 31,
	2025	2024
Stock Compensation expenses:
Research and development	$305,000	$6,000
General and administrative	74,000	73,000
Total stock compensation expenses	$379,000	$79,000

During the three months ended March 31, 2025, the Company recorded incremental stock-based compensation expense of $0.3 million pertaining to the modification of stock options in connection with certain consultants, including individuals who were previously employed by Cell Ready, whose contracts have been extended. The modification provided for an acceleration of unvested options, resulting in $0.3 million in compensation expense that was immediately recognized, and is reflected in operating expenses.

As of March 31, 2025, the total stock-based compensation cost related to unvested awards not yet recognized was $0.3 million. The expected weighted average period compensation costs to be recognized was approximately 2.5 years. Future option grants will impact the compensation expense recognized.

NOTE 10: GRANT INCOME

There was no restricted cash recorded as of March 31, 2025 or December 31, 2024. If qualifying grant income is earned in advance of cash received from grants, it is recognized as revenue and recorded as other receivable.

CPRIT

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company’s clinical investigation of MT-401 in patients with AML.

The Company recorded $0.2 million and $0.8 million of grant income related to the CPRIT AML Grant as revenue for the three months ended March 31, 2025, and 2024, respectively. As of March 31, 2025, the Company’s grant income receivable balance for this grant was $2.3 million, which represented grant income earned in advance of funds to be received from CPRIT. In April and May 2025, the Company received $0.5 million and $0.8 million of funds from the CPRIT AML Grant, respectively.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. The Company recorded $13,000 of grant income related to the CPRIT Pancreatic Grant as revenue for the three months ended March 31, 2025. As of March 31, 2025, the Company’s grant income receivable balance for this grant was $13,000, which represented grant income earned in advance of funds to be received from CPRIT. In April 2025, the Company received $1.5 million of funds from the CPRIT Pancreatic Grant.

Both CPRIT grants are subject to certain revenue-sharing arrangements, as per the grant agreements (see Note 11).

FDA

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401 for the treatment of post-transplant AML. The Company recorded nil and $0.3 million of grant income related to the FDA grant as revenue for the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, the Company had no grant income receivable balance for this grant.

SBIR

In May 2023, the Company announced it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. The Company recorded $0.1 million and $0.2 million of grant income related to the SBIR AML Grant as revenue for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company’s grant income receivable balance for this grant was $0.1 million, which represented grant income earned in advance of funds to be received from the SBIR.

In August 2024, the Company received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research Program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. The Company recorded no grant income related to this grant as revenue for the three months ended March 31, 2025, and as of March 31, 2025, the Company had no grant income receivable balance for this grant.

In August 2024, the Company received notice of another $2.0 million grant from the National Institutes of Health Small Business Innovation Research Program to support the clinical investigation of MT-601 in patients with pancreatic cancer. The Company recorded approximately $8,000 of grant income for the three months ended March 31, 2025 and had the same balance in other receivables as of March 31, 2025.

NIH – National Cancer Institute

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health - National Cancer Institute to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. The

Company recorded approximately $14,000 of grant income for the three months ended March 31, 2025 and recorded the same amount in other receivables as of March 31, 2025.

NOTE 11: COMMITMENTS AND CONTINGENCIES

Cancer Prevention and Research Institute of Texas

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company’s clinical investigation of MT-401 in patients with AML. In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with pancreatic cancer. Both CPRIT grants contain identical terms surrounding intellectual property and revenue sharing.

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

NOTE 12: RELATED PARTY EXPENSES

The following table sets forth related party transaction expenses recorded for the three months ended March 31, 2025 and 2024, respectively.

	For the Three Months Ended
	March 31,
	2025	2024
Baylor College of Medicine	$620,000	$—
Cell Ready	1,016,000	1,186,000
Wilson Wolf Manufacturing Corporation	29,000	—
Total related party expenses	$1,665,000	$1,186,000

$0.4 million of related party transactions are included in accounts payable and accrued liabilities as of March 31, 2025. See Note 7 for additional information.

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

During the three months ended March 31, 2025, the Company incurred $0.6 million in expenses related to services and manufacturing costs and paid BCM approximately $40,000 for invoices received.

Purchases from Wilson Wolf

In 2024, the Company utilized Wilson Wolf for the purchases of cell culture devices. Mr. John Wilson is a former director and current shareholder and is serving as the CEO of Wilson Wolf Manufacturing Corporation.

During the three months ended March 31, 2025, the Company incurred approximately $29,000 in expenses related to cell culture devices and paid Wilson Wolf approximately $29,000 for invoices received.

Purchases from Cell Ready, LLC

The Company has utilized Cell Ready, LLC for clinical manufacturing supply and product development. On February 22, 2024, the Company entered into a 3-year Master Services Agreement for Product Supply (the “MSA”) with Cell Ready. Cell Ready, which is owned by a former director and current shareholder, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). During the three months ended March 31, 2025, the Company incurred $0.6 million in expenses related to services and manufacturing costs and paid $2.6 million for invoices received.

On March 27, 2025, the Company mutually agreed with Cell Ready to terminate the MSA. In connection therewith, the Company entered into a settlement and release agreement with Cell Ready pursuant to which the Company paid Cell Ready approximately $453,000 and the parties provided one another with mutual releases of all claims associated with any and all agreements between the Company and Cell Ready.

NOTE 13: SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred up to the date these unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed consolidated financial statements.

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

Key findings from the APOLLO study include:

●	Safety – Infusion of MT-601 was well tolerated in all study participants, with no observation of immune-effector cell associated neurotoxicity syndrome (ICANS) and one reported Grade 1 cytokine release syndrome (CRS). No dose limiting toxicities (DLTs) have been reported to date.
●	Efficacy – In the first dose cohort, 7 out of 9 patients achieved objective responses (78%) at first response assessment, with 4 patients demonstrating complete response (CR; 44.4%).
●	Time in Follow-Up – Long-term follow-up of 6 to 12 months is currently available for three patients. Ongoing follow-up visits are being conducted to assess the durability of responses. All study participants are monitored closely to ensure comprehensive data collection and patient safety.

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

As such, on February 22, 2024, we entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready for the provision of various products and services by Cell Ready pursuant to work orders that may be entered into from time to time. Cell Ready, which is owned by one of our former directors and current shareholders, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). The MSA contains customary representations, warranties and indemnification provision. The initial term of the MSA was three years. On March 27, 2025, we mutually agreed with Cell Ready to terminate the MSA. In connection therewith, we and Cell Ready entered into a settlement and release agreement pursuant to which we paid Cell Ready approximately $453,000 and we and Cell Ready provided one another mutual releases of all claims associated with any and all agreements between Marker and Cell Ready.

BCM continues to supply us with products, as we continue our clinical trials. Furthermore, in anticipation of the commencement of our larger pivotal trial for Lymphoma in 2026, as well as the eventual need for commercial scale production, we are evaluating and qualifying additional potential third-party manufacturing partners to provide potential multiple sources of clinical and commercial supply. We are in discussions with a number of CDMO candidates and anticipate that we will select a partner organization and commence the qualification and technology transfer process later this year.

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

During the three months ended March 31, 2025 and 2024, we incurred $0.6 million and $1.2 million in expenses related to the Cell Ready services and manufacturing costs, respectively. During the three months ended March 31, 2025 we paid $2.6 million related to Cell Ready invoices received. During the three months ended March 31, 2025 we incurred $0.6 million in expenses related to BCM services and manufacturing costs. No BCM expenses were incurred during the three months ended March 31, 2024. During the three months ended March 31, 2025, we paid approximately $40,000 related to BCM invoices received.

Recent Developments

On December 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued and sold in a private Placement the following securities: (i) 1,783,805 shares of common stock, (ii) Series B Warrants, or Pre-Funded Warrants, to purchase an aggregate of 3,247,445 shares of common stock in lieu of shares of common stock and (iii) Series A Warrants, or Private Placement Warrants, to purchase an aggregate of 5,031,250 shares of common stock. The transaction closed on December 23, 2024. The purchase price per share of common stock and accompanying Private Placement Warrant to purchase a share of common stock was $3.20, and the purchase price per Pre-Funded Warrant and accompanying Private Placement Warrant to purchase a share of common stock was $3.199. Total gross proceeds from the sale of securities in the Private Placement, before deducting commissions to the placement agent and estimated offering expenses, was approximately $16.1 million, which does not include any proceeds that may be received upon exercise of any warrants issued in the Private Placement. Both the Pre-Funded Warrants and the Private Placement Warrants were not exercisable until the Company obtained shareholder approval.

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

Comparison of the Three months Ended March 31, 2025 and 2024

The following table summarizes the results of our continuing operations for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024	Change
Revenues:
Grant income	$349,000	$1,244,000	$(895,000)	(72)%
Total revenues	349,000	1,244,000	(895,000)	(72)%
Operating expenses:
Research and development	3,135,000	2,575,000	560,000	22%
General and administrative	1,369,000	1,218,000	151,000	12%
Loss on early termination of vendor agreement	453,000	—	453,000	nm
Total operating expenses	4,957,000	3,793,000	1,164,000	31%
Loss from operations	(4,608,000)	(2,549,000)	(2,059,000)	81%
Other income (expenses):
Interest income	162,000	156,000	6,000	4%
Loss from continuing operations	$(4,446,000)	(2,393,000)	$(2,053,000)	86%

Revenue

We did not generate any revenue during the three months ended March 31, 2025 and 2024, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the clinical investigation of MT-401 as an Off-the-Shelf (OTS) product in patients with Acute Myeloid Leukemia (AML) (the “CPRIT AML Grant”). During the three months ended March 31, 2025 and 2024, we recognized $0.2 million and $0.8 million of revenue, respectively, associated with the CPRIT AML Grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. During the three months ended March 31, 2025 and 2024, we recognized nil and $0.3 million of revenue, respectively associated with the FDA grant.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents (the “SBIR AML Grant”). During the three months ended March 31, 2025 and 2024, we recognized $0.1 million and $0.2 million of revenue associated with the SBIR AML Grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health – National Cancer Institute to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”). During the three months ended March 31, 2025, we recognized approximately $14,000 of revenue associated with the Decoy Grant.

In August 2024, the Company received notice of an additional $2.0 million grant from the SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. The Company recorded no grant income related to this grant as revenue for the three months ended March 31, 2025.

In August 2024, the Company received another $2.0 million grant from the National Institutes of Health SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”). During the three months ended March 31, 2025, we recognized approximately $8,000 of revenue associated with the PANACEA Grant.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”). The Company recorded $13,000 of grant income related to this grant for the three months ended March 31, 2025. The CPRIT Pancreatic Grant and the CPRIT AML Grant are subject to certain revenue-sharing arrangements, see Note 11 to the accompanying financial statements for further information.

Operating Expenses

Operating expenses incurred during the three months ended March 31, 2025 were $5.0 million compared to $3.8 million during the same period ended March 31, 2024.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 22% to $3.1 million for the three months ended March 31, 2025, compared to $2.6 million for the three months ended March 31, 2024.

The increase of $0.5 million in 2025 was primarily attributable to the following:

●	increase of $0.8 million in clinical trial expense,
●	increase of $0.2 million in process development expenses,
●	increase of $0.1 million in headcount-related expenses, offset by
●	decrease of $0.6 million in Cell Ready (outsourced) clinical manufacturing costs .

General and Administrative Expenses

General and administrative expenses increased by 12% to $1.4 million for the three months ended March 31, 2025, compared to $1.2 million during the same period ended March 31, 2024.

The increase of $0.2 million in 2025 was primarily attributable legal and professional fees.

Loss on Early Termination of Vendor Agreement

During the three months ended March 31, 2025, we mutually agreed with Cell Ready to terminate the MSA. In connection therewith, we entered into a settlement and release agreement with Cell Ready pursuant to which we paid Cell Ready approximately $453,000 and the parties provided one another with mutual releases of all claims associated with any and all agreements between us and Cell Ready.

Other Income (Expense)

Interest Income

Interest income was $0.2 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

The increase in our net loss during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to cost increases in our research and development activities, cost increases in our general and administrative expenses, and the loss on termination of the Cell Ready MSA. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MAR-T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited revenue associated with grants to fund research. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof, as well as grants.

Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash and cash equivalents as of March 31, 2025, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2026, assuming no additional grant funds are received. We are considering raising additional capital through the issuance of common shares and intend to apply for additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the first quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds.

Cash and Working Capital

The following table sets forth our cash and cash equivalents and working capital as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$13,693,000	$19,192,000
Working capital	$14,492,000	$18,558,000

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended
	March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(5,500,000)	$(3,837,000)
Investing activities	—	—
Financing activities	1,000	49,000
Net decrease in cash and cash equivalents	$(5,499,000)	$(3,788,000)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025 was $5.5 million. The use of cash primarily related to our net loss of $4.4 million, offset by $0.4 million of non-cash stock-based compensation, and a $1.5 million decrease from changes in assets and liabilities.

Net cash used in operating activities during the three months ended March 31, 2024 was $3.8 million. The use of cash primarily related to our net loss from continuing operations of $2.4 million offset by $0.1 million of non-cash stock-based compensation, and a $1.5 million decrease from changes in assets and liabilities.

Financing Activities

Net cash provided by financing activities was $505 and $0.1 million during the three months ended March 31, 2025 and March 31, 2024, respectively, due to the net proceeds from the exercise of warrants and stock options, respectively.

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

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the CPRIT to support the Company’s clinical investigation of MT-401 in patients with AML. Through the date of this filing, the Company has received $11.0 million of funds from the CPRIT AML Grant. The Company recorded $0.2 million of grant income related to the CPRIT grant as revenue during the three months ended March 31, 2025 and as of March 31, 2025, the Company had a grant income receivable balance of $2.3 million for this grant. In April and May 2025, the Company received $0.5 million and $0.8 million, respectively, of funds from the CPRIT AML Grant.

On September 13, 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. Through the date of this filing, the Company has received $1.0 million from the FDA grant. The Company recorded no grant income related to the FDA grant as revenue during the three months ended March 31, 2025 and as of March 31, 2025, the Company had no grant income receivable balance for this grant.

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. Through the date of this filing, the Company has received $1.3 million from the SBIR AML Grant. The Company recorded $0.1 million of grant income from the SBIR AML Grant as revenue during the three months ended March 31, 2025 and as of March 31, 2025, the Company had a grant income receivable balance of $0.1 million for this grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health - National Cancer Institute (“NIH”) to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. Through the date of this filing, the Company has received approximately $20,000 from the NIH for the Decoy Grant. The Company recorded approximately $14,000 of grant income related to the NIH grant as revenue during the three months ended March 31, 2025 and as of March 31, 2025, the Company had a grant income receivable balance of $14,000 for this grant.

In August 2024, the Company received notice of a $2.0 million grant from the SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. Through the date of this filing, the Company has received $0.7 million of funds from this grant. The Company recorded no grant income related to this grant as revenue for the three months ended March 31, 2025 and as of March 31, 2025, the Company had no grant income receivable balance for this grant.

In August 2024, the Company received another $2.0 million grant from the National Institutes of Health SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer. Through the date of this filing, the Company has received approximately $15,000 of funds from the PANACEA Grant. The Company recorded approximately $8,000 of grant income related to this grant as revenue for the three months ended March 31, 2025 and as of March 31, 2025, the Company had a grant income receivable balance of $8,000 for this grant.

In December 2024, the Company received notice an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. As of the date of this filing, the Company has received $1.5 million of funds related to this grant. The Company recorded approximately $13,000 of grant income related to this grant as revenue for the three months ended March 31, 2025 and as of March 31, 2025, the Company had a grant income receivable balance of $13,000 for this grant. In April 2025, the Company received $1.5 million of funds from the CPRIT Pancreatic Grant. The CPRIT Pancreatic Grant and the CPRIT AML Grant are subject to certain revenue-sharing arrangements, see Note 11 to the accompanying financial statements for further information.

As of March 31, 2025, we had working capital of $14.5 million, compared to working capital of $18.6 million as of December 31, 2024. Operating expenses incurred during the three months ended March 31, 2025 were $5.0 million compared to $3.8 million during the equivalent prior year period. Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash and cash equivalents as of March 31, 2025, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2026, assuming no additional grant funds are received. We are considering raising additional capital through the issuance of common shares and intends to apply for additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the first quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds. Our assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

ATM Agreement

In August 2021, we entered into a Controlled Equity OfferingSM Sales Agreement, or the ATM Agreement, with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC, or the Sales Agents, pursuant to which we could offer and sell, from time to time at our sole discretion through the Sales Agents, shares of our common stock having an aggregate offering price of up to $75.0 million. Any shares of our common stock sold were issued pursuant to our shelf registration statement on Form S-3 (File No. 333-258687), which the SEC declared effective on August 19, 2021. However, our use of the shelf registration statement on Form S-3 was limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we could sell under the registration statement and in accordance with the ATM agreement. The Sales Agents were entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we provided each of the Sales Agents with indemnification and contribution rights. There was no common stock issued under the ATM Agreement during the three months ended March 31, 2024. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald &

Co. and RBC Capital Markets, LLC. The Company is not subject to any termination penalties related to the termination of the ATM Agreement.

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

Private Placement

On December 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued and sold in a private Placement the following securities: (i) 1,783,805 shares of common stock, (ii) Series B Warrants, or Pre-Funded Warrants, to purchase an aggregate of 3,247,445 shares of common stock in lieu of shares of common stock and (iii) Series A Warrants, or Private Placement Warrants, to purchase an aggregate of 5,031,250 shares of common stock. The transaction closed on December 23, 2024. The purchase price per share of common stock and accompanying Private Placement Warrant to purchase a share of common stock was $3.20, and the purchase price per Pre-Funded Warrant and accompanying Private Placement Warrant to purchase a share of common stock was $3.199. Total gross proceeds from the sale of securities in the Private Placement, before deducting commissions to the placement agent and estimated offering expenses, was approximately $16.1 million, which does not include any proceeds that may be received upon exercise of any warrants issued in the Private Placement. Both the Pre-Funded Warrants and the Private Placement Warrants were not exercisable until the Company obtained shareholder approval, which approval was received on March 21, 2025.

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

The Company’s critical accounting policies include grant income. The Company does not have any critical accounting estimates.

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

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.         Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025. There have been no material changes to the risk factors described in that report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the three months ended March 31, 2025.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

(a)	None.
(b)	None.
(c)

Director and Officer Trading Plans and Arrangements. During the quarterly period ended March 31, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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

Date: May 15, 2025

MARKER THERAPEUTICS, INC.

/s/ Juan Vera
Juan Vera
President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)