Form 10-Q
period 2025-06-30
Marker Therapeutics, Inc.
filed 2025-08-14
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025

☐   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____.

Commission File Number: 001-37939

MARKER THERAPEUTICS, INC.

(Name of registrant in its charter)

DELAWARE	45-4497941
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2450 Holcombe Blvd, TMC Partners Office 1.311 Houston, Texas	77021
(Address of principal executive offices)	(Zip Code)

(713) 400-6400
(Issuer’s telephone number)

2450 Holcombe Blvd, Suite BCM-A, MS: BCM251 Houston, Texas 77021 (Former Address)
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

The registrant had 12,938,910 shares of common stock outstanding as of August 4, 2025.

PART I.      FINANCIAL INFORMATION

Item 1.       Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$10,461,971	$19,192,440
Restricted cash	1,352,975	—
Prepaid expenses and deposits	1,278,589	483,717
Other receivables	1,674,335	2,346,703
Total current assets	14,767,870	22,022,860
Total assets	$14,767,870	$22,022,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$2,267,871	$1,753,954
Related party payable	656,631	1,710,500
Deferred revenue	1,352,975	—
Total current liabilities	4,277,477	3,464,454
Total liabilities	4,277,477	3,464,454

Stockholders’ equity:
Preferred stock, $0.001 par value, 5 million shares authorized, 0 shares issued and outstanding at June 30, 2025 and December 31, 2024 , respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 11.3 million and 10.7 million shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (see Note 8)	11,313	10,708
Additional paid-in capital	465,958,006	465,564,876
Accumulated deficit	(455,478,926)	(447,017,178)
Total stockholders’ equity	10,490,393	18,558,406
Total liabilities and stockholders’ equity	$14,767,870	$22,022,860

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Grant income	$861,184	$1,169,236	$1,210,288	$2,413,297
Total revenues	861,184	1,169,236	1,210,288	2,413,297
Operating expenses:
Research and development	4,177,054	2,335,430	7,312,481	4,910,446
General and administrative	945,163	1,141,871	2,314,378	2,359,934
Loss on early termination of vendor agreement	—	—	453,135	—
Total operating expenses	5,122,217	3,477,301	10,079,994	7,270,380
Loss from operations	(4,261,033)	(2,308,065)	(8,869,706)	(4,857,083)
Other income (expenses):
Interest income	128,025	115,388	290,514	271,584
Other income	117,444	—	117,444	—
Net loss	$(4,015,564)	$(2,192,677)	$(8,461,748)	$(4,585,499)

Net loss per share:
Net loss per share	$(0.29)	$(0.25)	$(0.67)	$(0.51)

Weighted average number of common shares outstanding:
Basic	13,956,562	8,918,233	12,539,169	8,910,097
Diluted	13,956,562	8,918,233	12,539,169	8,910,097

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended June 30, 2025
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2025	11,214,835	$11,213	$465,944,020	$(451,463,362)	$14,491,871
Issuance of common stock from exercise of prefunded warrants	100,000	100	—	—	100
Stock-based compensation	—	—	13,986	—	13,986
Net loss	—	—	—	(4,015,564)	(4,015,564)
Balance at June 30, 2025	11,314,835	$11,313	$465,958,006	$(455,478,926)	$10,490,393

	For the Six Months Ended June 30, 2025
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2025	10,709,005	$10,708	$465,564,876	$(447,017,178)	$18,558,406
Issuance of common stock from exercise of prefunded warrants	605,830	605	—	—	605
Stock-based compensation	—	—	393,130	—	393,130
Net loss	—	—	—	(8,461,748)	(8,461,748)
Balance at June 30, 2025	11,314,835	$11,313	$465,958,006	$(455,478,926)	$10,490,393

	For the Three Months Ended June 30, 2024
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2024	8,910,917	$8,910	$450,458,009	$(438,678,685)	$11,788,234
Shares purchased pursuant to ATM agreement	8,178	8	36,894	—	36,902
Issuance of common stock from exercise of stock options	3,600	4	7,700	—	7,704
Stock-based compensation	—	—	62,601	—	62,601
Net loss	—	—	—	(2,192,677)	(2,192,677)
Balance at June 30, 2024	8,922,695	$8,922	$450,565,204	$(440,871,362)	$9,702,764

	For the Six Months Ended June 30, 2024
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2024	8,891,420	$8,891	$450,329,515	$(436,285,863)	$14,052,543
Shares purchased pursuant to ATM agreement	8,178	8	36,894	—	36,902
Issuance of common stock from exercise of stock options	23,097	23	56,777	—	56,800
Stock-based compensation	—	—	142,018	—	142,018
Net loss	—	—	—	(4,585,499)	(4,585,499)
Balance at June 30, 2024	8,922,695	$8,922	$450,565,204	$(440,871,362)	$9,702,764

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(8,461,748)	$(4,585,499)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	393,130	142,018
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(794,872)	(396,268)
Other receivables	672,368	(1,462,332)
Related party payable	(1,053,869)	(1,037,086)
Accounts payable and accrued expenses	513,917	(65,521)
Deferred revenue	1,352,975	—
Net cash used in operating activities	(7,378,099)	(7,404,688)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	—	36,902
Proceeds from exercise of warrants and stock options	605	56,800
Net cash provided by financing activities	605	93,702
Net (decrease) increase in cash, cash equivalents, and restricted cash	(7,377,494)	(7,310,986)
Cash, cash equivalents, and restricted cash at beginning of the period	19,192,440	15,111,450
Cash, cash equivalents, and restricted cash at end of the period	$11,814,946	$7,800,464

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

NOTE 1: NATURE OF OPERATIONS

Marker Therapeutics, Inc., a Delaware corporation (the “Company” or “we”), is a clinical-stage immuno-oncology company specializing in the development of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. The Company’s Multi-Antigen Recognizing (“MAR”)-T cell technology is based on the selective expansion of non-engineered, tumor-specific T cells that recognize tumor associated antigens, or tumor targets. MAR-T cells are designed to detect and kill tumor cells expressing those targets to produce a broad spectrum anti-tumor activity. The Company was incorporated in Nevada in 1992 and reincorporated in Delaware in October 2018.

Currently, the Baylor College of Medicine (“BCM”) supplies the Company with MT-601, the Company’s lead Multi-Antigen Recognizing (MAR)-T cell therapy in anticipation of the commencement of the Company’s larger pivotal trial for Lymphoma.

On June 16, 2025, Company entered into a Statement of Work (the “SOW”) with Cellipont Bioservices (“Cellipont”), a leading cell therapy Contract Development and Manufacturing Organization (“CDMO”), for the manufacturing of MT-601. Pursuant to the SOW, Cellipont will provide technology transfer and cGMP manufacturing services to support the scale-up and production of MT-601 for the Company’s APOLLO study.

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

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2025, the Company had cash, cash equivalents, and restricted cash of approximately $11.8 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings and grants.

In November 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC, relating to the sale of shares of its common stock , from time to time, through H.C. Wainwright & Co. LLC pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283512), which the SEC declared effective on December 6, 2024. The Company’s use of the shelf registration statement on Form S-3 will be limited for so long as it is subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the registration statement and in accordance with the ATM

Agreement. H.C. Wainwright & Co. LLC is entitled to compensation under the ATM Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement. Recently, between July 17 and 21, 2025, the Company sold 1,624,075 shares of common stock pursuant to the ATM Agreement for net proceeds of $4.5 million, after deducting agent commissions, at an average price of $2.87 per share.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company’s clinical investigation of MT-401 as an Off - the - Shelf (“OTS”) product in patients with Acute Myeloid Leukemia (“AML”) (the “CPRIT AML Grant”). Through the date of this filing, the Company has received $11.0 million of funds from the CPRIT AML Grant. The Company recorded $0.3 million and $0.5 million of grant income related to the CPRIT AML Grant as revenue for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company’s grant income receivable balance for this grant was $1.3 million, which represented grant income earned in advance of funds to be received from CPRIT.

In September 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401 for the treatment of post-transplant AML (the “FDA Grant”). Through the date of this filing, the Company has received $1.1 million from the FDA Grant. The Company recorded $0.1 million of grant income related to the FDA Grant as revenue for the three and six months ended June 30, 2025, and as of June 30, 2025, the Company had $0.1 million in grant income receivable balance for this grant. In August 2025, the Company received $0.1 million of funds from the FDA Grant.

In May 2023, the Company received notice of a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents (the “SBIR AML Grant”). Through the date of this filing, the Company has received $1.3 million from SBIR. The Company recorded approximately $12,000 and $0.1 million of grant income related to the SBIR AML Grant as revenue for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company’s grant income receivable balance for this grant was $12,000 which represented grant income earned in advance of funds to be received from the SBIR. In August 2025, the Company received $12,000 of funds from the SBIR AML Grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2 - year period from the NIH SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”). Through the date of this filing, the Company has received approximately $0.3 million from NIH for this grant. The Company recorded approximately $0.2 million of grant income related to the Decoy Grant as revenue during the three and six months ended June 30, 2025, and as of June 30, 2025, the Company’s grant income receivable balance for this grant was approximately $0.2 million. In August 2025, the Company received $0.3 million of funds from the Decoy Grant.

In August 2024, the Company received notice of a $2.0 million grant from the SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy. Through the date of this filing, the Company has received $0.7 million of funds from this grant. The Company recorded no grant income related to this grant as revenue for the three and six months ended June 30, 2025, respectively, and as of June 30, 2025, the Company had no grant income receivable balance related to this grant.

In August 2024, the Company received another $2.0 million grant from the NIH SBIR program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”). Through the date of this filing, the Company has received approximately $0.1 million from NIH for this grant. The Company recorded approximately $0.1 million of grant income related to the PANACEA Grant as revenue during the three and six months ended June 30, 2025, respectively, and as of June 30, 2025, the Company’s grant income receivable balance for this grant was approximately $0.1 million. In August 2025, the Company received $0.1 million of funds from the PANACEA Grant.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”). Through the date of this filing, the Company has received $1.6 million of funds from this grant. The Company recorded $0.2 million of grant income related to this grant as revenue during the three and six months ended June 30, 2025. As of June 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet.

On December 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued and sold in a private Placement the following securities: (i) 1,783,805 shares of common stock, (ii) Series B Warrants, or Pre-Funded Warrants, to purchase an aggregate of 3,247,445 shares of common stock in lieu of shares of common stock and (iii) Series A Warrants, or Private Placement Warrants, to purchase an aggregate of 5,031,250 shares of common stock. The purchase price per share of common stock and accompanying Private Placement Warrant to purchase a share of common stock was $3.20, and the purchase price per Pre-Funded Warrant and accompanying Private Placement Warrant to purchase a share of common stock was $3.199. The transaction closed on December 23, 2024, with net proceeds from the sale of securities in the Private Placement of approximately $14.9 million, which does not include any proceeds that may be received upon exercise of any warrants issued in the Private Placement. Both the Pre-Funded Warrants and the Private Placement Warrants were not exercisable until the Company obtained shareholder approval, which was received on March 21, 2025.

The Company expects to continue to incur substantial losses over the next several years during its development phase.

Based on the Company’s lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of June 30, 2025, and taking into consideration the net proceeds received in July of 2025 through the sale of Common Stock pursuant to its ATM Agreement with H.C. Wainwright & Co., LLC (see Note 13), the Company anticipates that it will be able to fund its operating expenses and capital expenditure requirements into the second quarter of 2026, assuming no additional grant funds are received, either from new grants or from existing awarded grants. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is considering raising additional capital through the issuance of securities and intends to apply for additional grant funds, which could enable the Company to fund its operating expenses and capital expenditure requirements beyond the second quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. The Company’s future cash requirements are based on the Company’s clinical and research and development plans, timing expectations related to the progress of its programs, and is subject to the Company’s ability to effectively manage its costs, raise additional capital, and receive additional grant funds, of which there can be no assurances.

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

Cash, Cash Equivalents, Restricted Cash, and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash, cash equivalents, and restricted cash at June 30, 2025 consisted of cash and certificates of deposit in institutions in the United States. The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of June 30, 2025, the Company had approximately $1.9 million in cash at financial institutions, including $1.4 million of restricted cash at financial institutions, and approximately $9.9 million in U.S. government agency securities, for aggregate cash, cash equivalents, and restricted cash of $11.8 million. As of December 31, 2024, the Company had approximately $1.1 million in cash at financial institutions and approximately $18.1 million in U.S. government agency securities, for aggregate cash and cash equivalents of $19.2 million.

In the event cash is received from grants in advance of incurring qualifying costs, it is recorded as restricted cash and deferred revenue until it is earned and recorded to grant income. As of June 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet.

Modification of Stock Options

During the six months ended June 30, 2025, the Company recorded incremental stock-based compensation expense of $0.3 million pertaining to the modification of stock options in connection with certain consultants. The modification provided for an acceleration of unvested options, resulting in $0.3 million in compensation expense that was immediately recognized, and is reflected in operating expenses.

Segment Reporting

The Company adopted Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, as of January 1, 2024. See the section Recently Adopted Accounting Standards below for more information.

Operating segments are defined as components of an entity for which separate discrete financial information is made available and that is regularly evaluated by the chief operating decision maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The Company is a clinical-stage immuno-oncology company specializing in the development of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. The Company’s operations are organized and reported as a single reportable segment, which includes all activities related to the discovery, development, and commercialization of its product candidates. The Company’s CODM, its chief executive officer, reviews operating results on an aggregate basis and manages the operations as a single operating segment.

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

The following table sets forth the computation of net loss per share for the three and six months ended June 30, 2025 and 2024, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(4,015,564)	$(2,192,677)	$(8,461,748)	$(4,585,499)

Denominator:
Weighted average common shares outstanding, basic	13,956,562	8,918,233	12,539,169	8,910,097
Weighted average common shares outstanding, diluted	13,956,562	8,918,233	12,539,169	8,910,097

Net loss per share:
Loss from per share, basic and diluted	$(0.29)	$(0.25)	$(0.67)	$(0.51)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Six Months Ended
	June 30,
	2025	2024
Common stock options	709,000	601,000
Common stock purchase warrants	5,031,000	—
Potentially dilutive securities	5,740,000	601,000

NOTE 6: OTHER RECEIVABLE

Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. The Company recorded $0.3 million and $0.5 million of grant income related to the CPRIT AML Grant for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company’s grant income receivable balance for this grant was $1.3 million.

The Company recorded $12,000 and $0.1 million of grant income related to the SBIR AML Grant as revenue for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company’s grant income receivable balance for this grant was $12,000, which represented grant income earned in advance of funds to be received from the SBIR. In August 2025, the Company received $12,000 of funds from the SBIR AML Grant.

The Company recorded approximately $0.1 million of grant income related to the FDA Grant as revenue for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company’s grant income receivable balance for this grant was $0.1 million. In August 2025, the Company received $0.1 million of funds from the FDA Grant.

The Company recorded approximately $0.2 million of grant income related to the Decoy Grant as revenue during the three and six months ended June 30, 2025, respectively, and as of June 30, 2025, the Company’s grant income receivable balance for this grant was approximately $0.2 million. In August 2025, the Company received $0.3 million of funds from the Decoy Grant.

The Company recorded approximately $0.1 million of grant income related to the PANACEA Grant as revenue during the three and six months ended June 30, 2025, respectively, and as of June 30, 2025, the Company’s grant income receivable balance for this grant was $0.1 million. In August 2025, the Company received $0.1 million of funds from the PANACEA Grant.

NOTE 7: ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND RELATED PARTY PAYABLE

Accounts payable, accrued liabilities, and related party payable consist of the following as of June 30, 2025 and December 31, 2024, respectively:

	June 30,	December 31,
	2025	2024
Accounts payable	$1,715,000	$1,066,000
Compensation and benefits	65,000	86,000
Professional fees	221,000	293,000
Related party payable	657,000	1,711,000
Tax fees	63,000	104,000
Other	204,000	204,000
Total accounts payable, accrued liabilities and related party payable	$2,925,000	$3,464,000

The $0.7 million and $1.7 million related-party payable as of June 30, 2025 and December 31, 2024, respectively, reflect amounts for outsourced product development and manufacturing services. See Note 12: Related Party Transactions.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Exercise of Stock Options

During the six months ended June 30, 2024, certain outstanding options were exercised for 23,097 shares of common stock, providing aggregate proceeds to the Company of approximately $57,000.

Warrant Summary

The following table summarizes the total warrants outstanding at June 30, 2025:

				Outstanding			Outstanding
		Exercise		as of			as of
		Price Per	Expiration	December 31,	New		June 30,
	Issue Date	Share	Date	2024	Issuance	Exercised	2025
Private placement warrants	December 2024	$4.00	March 21, 2030	5,031,250	—	—	5,031,250
Pre-funded warrants	December 2024	$0.001	March 21, 2030	3,247,445	—	(605,830)	2,641,615
				8,278,695	—	(605,830)	7,672,865

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

A summary of the Company’s stock option activity for the six months ended June 30, 2025 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of December 31, 2024	587,704	$22.85	$378,000	6.8
Granted	140,000	1.59	—	—
Canceled/Expired	(18,443)	8.04	—	—
Outstanding as of June 30, 2025	709,261	$19.04	$11,000	7.0
Options vested and exercisable	433,178	$30.03	$6,000	5.9

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the six months ended June 30, 2025 were as follows:

For the Six Months
Ended June 30, 2025
Exercise price	$1.59
Expected term (years)	6.0
Expected stock price volatility	102%
Risk-free rate of interest	4.47%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock Compensation expenses:
Research and development	$2,000	$4,000	$307,000	$10,000
General and administrative	12,000	59,000	86,000	132,000
Total stock compensation expenses	$14,000	$63,000	$393,000	$142,000

During the three and six months ended June 30, 2025, the Company recorded incremental stock-based compensation expense of $0.3 million pertaining to the modification of stock options in connection with certain consultants. The modification provided for an acceleration of unvested options, resulting in $0.3 million in compensation expense that was immediately recognized, and is reflected in operating expenses.

As of June 30, 2025, the total stock-based compensation cost related to unvested awards not yet recognized was $0.3 million. The expected weighted average period for compensation costs to be recognized was approximately 2.2 years. Future option grants will impact the compensation expense recognized.

NOTE 10: GRANT INCOME

There was $1.4 million in restricted cash recorded as of June 30, 2025 related to the CPRIT Pancreatic Grant, and none as of December 31, 2024. If qualifying grant income is earned in advance of cash received from grants, it is recognized as revenue and recorded as other receivable.

CPRIT

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company’s clinical investigation of MT-401 in patients with AML.

The Company recorded $0.3 million and $0.5 million of grant income related to the CPRIT AML Grant as revenue for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company’s grant income receivable balance for this grant was $1.3 million, which represented grant income earned in advance of funds to be received from CPRIT.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. The Company recorded $0.2 million of grant income related to the CPRIT Pancreatic Grant as revenue for the three and six months ended June 30, 2025. As of June 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet.

Both CPRIT grants are subject to certain revenue-sharing arrangements, as per the grant agreements (see Note 11).

FDA

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401 for the treatment of post-transplant AML. The Company recorded $0.1 million of grant income related to the FDA Grant as revenue for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company had $0.1 million grant income receivable balance for this grant. In August 2025, the Company received $0.1 million of funds from the FDA Grant.

NIH SBIR

In May 2023, the Company announced it had received a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. The Company recorded $12,000 and $0.1 million of grant income related to the SBIR AML Grant as revenue for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, the Company’s grant income receivable balance for this grant was $12,000, which represented grant income earned in advance of funds to be received from the SBIR. In August 2025, the Company received $12,000 of funds from the SBIR AML Grant.

In August 2024, the Company received notice of a $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (“NHL”) who have relapsed following anti-CD19 chimeric antigen receptor (“CAR”) T cell therapy. The Company recorded no grant income related to this grant as revenue for the three and six months ended June 30, 2025, and as of June 30, 2025, the Company had no grant income receivable balance for this grant.

In August 2024, the Company received notice of another $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with pancreatic cancer. The Company recorded approximately $0.1 million of grant income related to the PANACEA Grant as revenue for the three and six months ended June 30, 2025, and had the same balance in other receivables as of June 30, 2025. In August 2025, the Company received $0.1 million of funds from the PANACEA Grant.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the NIH SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. The Company recorded approximately $0.2 million of grant income related to the Decoy Grant as revenue for the three and six months ended June 30, 2025, respectively, and recorded the same amount in other receivables as of June 30, 2025. In August 2025, the Company received $0.3 million of funds from the Decoy Grant.

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

Legal Proceedings

From time to time, we may become involved in legal proceedings, including those arising in the ordinary course of our business. We are not currently a party to any legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

NOTE 12: RELATED PARTY EXPENSES

The following table sets forth related party transaction expenses recorded for the three and six months ended June 30, 2025 and 2024, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Baylor College of Medicine	$1,868,000	$6,000	$2,488,000	$6,000
Cell Ready	63,000	650,000	1,080,000	1,836,000
Wilson Wolf Manufacturing Corporation	21,000	—	50,000	—
Total Research and development	$1,952,000	$656,000	$3,618,000	$1,842,000

$0.7 million of related party transactions are included in accounts payable and accrued liabilities as of June 30, 2025. See Note 7 for additional information.

Agreements with The Baylor College of Medicine (“BCM”)

In November 2018, January 2020 and February 2020, the Company entered in Sponsored Research Agreements with BCM, which provided for the conduct of research for the Company by credentialed personnel at BCM’s Center for Cell and Gene Therapy. On April 1, 2025, the Company sighed Amendment #1 to the Sponsored Research and Product Development Agreement with BCM to perform research on “Controlling Tumor Immune Escape in Pancreatic Cancer using a Dual T-Cell Product Strategy.”

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

The Company has also entered into a Clinical Site Agreement and Laboratory Service Agreement with BCM, pursuant to which BCM conducts clinical trials for the Company and testing of Marker’s product candidates to develop an optimized potency assay.

BCM is also a shareholder of the Company’s common stock.

During the three and six months ended June 30, 2025, the Company incurred $1.9 million and $2.5 million in expenses related to services and manufacturing costs and paid BCM approximately $1.8 million and $1.9 million for invoices received, respectively.

Purchases from Wilson Wolf

In 2024, the Company utilized Wilson Wolf for the purchases of cell culture devices. Mr. John Wilson is a former director of the Company and is serving as the CEO of Wilson Wolf Manufacturing Corporation.

During the three and six months ended June 30, 2025, the Company incurred approximately $21,000 and $50,000 respectively, in expenses related to cell culture devices and paid Wilson Wolf approximately nil and $95,000, respectively, for invoices received.

Purchases from Cell Ready, LLC

The Company has utilized Cell Ready, LLC for clinical manufacturing supply and product development. On February 22, 2024, the Company entered into a 3-year Master Services Agreement for Product Supply (the “MSA”) with Cell Ready. Cell Ready, which is owned by a former director, Mr. John Wilson, is a contract development and manufacturing organization (“CDMO”). During the three and six months ended June 30, 2025, the Company incurred nil and $0.6 million in expenses related to services and manufacturing costs, respectively, and paid nil and $2.6 million for invoices received, respectively.

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

NOTE 13: SUBSEQUENT EVENTS

Between July 17 and 21, 2025, the Company sold 1,624,075 shares of common stock pursuant to the ATM Agreement for net proceeds of $4.5 million, after deducting agent commissions, at an average price of $2.87 per share.

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

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. Harnessing millions of years of immunologic evolution, Marker’s multi antigen recognizing (“MAR”)-T cell technology is designed to recognize and kill highly heterogeneous tumors without the need for genetic modifications. This approach selectively expands natural tumor-specific T cells from a patient’s/donor’s blood that are capable of recognizing a broad range of tumor associated antigens, or TAAs. Unlike other T cell therapies, MAR-T cells are able to recognize hundreds of different epitopes within up to six tumor-specific antigens to produce broad spectrum anti-tumor activity. Targeting multiple antigens simultaneously exploits the natural capacity of T cells to recognize and kill tumor targets via native T cell receptors (“TCR”), while limiting tumor adaptation/escape by antigen-negative selection or antigen down-regulation. When infused into a patient with cancer, MAR-T cells are designed to recognize and kill cancer cells expressing the TAA.

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

We are advancing two product candidates for 3 clinical indications as part of our MAR-T cell program for:

●	Autologous MAR-T cell product candidate for the treatment of lymphoma and pancreatic cancer (MT-601)
●	Off-the-Shelf (OTS) product candidate in various indications (e.g., MT-401-OTS)

We do not genetically engineer our MAR-T cells and we believe that our product candidates are superior to T cells engineered with chimeric antigen receptors, or CAR-T, for several reasons including:

●	Multiple targets → enhanced tumoricidal effect→ minimized tumor immune escape
●	Clinical safety → no treatment-related side effects, including immune effector cell-associated neurotoxicity syndrome (“ICANS”) or other severe adverse effects (“SAEs”), were attributed to the use of MAR-T cells to date
●	Non-genetically engineered T cell → selective expansion of tumor-specific T cells from a patient’s or donor’s blood capable of recognizing a broad range of tumor antigens→ no risk of mutagenesis and reduced manufacturing complexity → lower cost

For these reasons, we believe our endogenous T cell receptor-based product candidates may provide meaningful clinical benefit and safety to patients with both hematological and solid tumors.

We believe that the simplicity of our manufacturing process allows additional modifications to expand MAR-T cell recognition of cancer targets. For example, we are assessing the potential of combining MAR-T cell product candidates with other products.

On December 19, 2024, we issued a press release providing an update on the progress and clinical observations from the Phase 1 APOLLO study, with a data cutoff date of September 10, 2024. The Phase 1 APOLLO study is investigating MT-601, a MAR-T cell product candidate, in patients with lymphoma who have relapsed after anti-CD19 CAR-T cell therapy or where anti-CD19 CAR-T cells are not an option. In this update, clinical data was available for 9 patients from 5 clinical sites across the United States. Study participants showed early objective responses with and without lymphodepletion. However, immunomonitoring data confirmed that lymphodepletion enhanced the expansion and persistence of MAR-T cell clones in vivo.

Key findings from the APOLLO study include:

●	Safety – Infusion of MT-601 was well tolerated in all study participants, with no observation of immune-effector cell associated neurotoxicity syndrome (“ICANS”) and one reported Grade 1 cytokine release syndrome (“CRS”). No dose limiting toxicities (“DLTs”) have been reported to date.
●	Efficacy – In the first dose cohort, 7 out of 9 patients achieved objective responses (78%) at first response assessment, with 4 patients demonstrating complete response (“CR”; 44.4%).
●	Time in Follow-Up – At the time of the data cutoff, long-term follow-up of 6 to 12 months was available for three patients. Ongoing follow-up visits are being conducted to assess the durability of responses. All study participants are monitored closely to ensure comprehensive data collection and patient safety.

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

On February 22, 2024, we entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready for the provision of various products and services by Cell Ready. Cell Ready, which is owned by one of our former directors, Mr. John Wilson, is a contract development and manufacturing organization (“CDMO”). On March 27, 2025, we mutually agreed with Cell Ready to terminate the MSA. In connection therewith, we and Cell Ready entered into a settlement and release agreement pursuant to which we paid Cell Ready approximately $453,000 and we and Cell Ready provided one another mutual releases of all claims associated with any and all agreements between Marker and Cell Ready.

While BCM continues to supply us with products, as we continue our clinical trials, in anticipation of the commencement of our larger pivotal trial for Lymphoma in 2026, as well as the eventual need for commercial scale production, on June 16, 2025, Company entered into a Statement of Work (the “SOW”) with Cellipont Bioservices (“Cellipont”), a leading cell therapy Contract Development and Manufacturing Organization (CDMO), for the manufacturing of MT-601, the Company’s lead Multi-Antigen Recognizing (MAR)-T cell therapy. Pursuant to the SOW, Cellipont will provide technology transfer and cGMP manufacturing services to support the scale-up and production of MT-601 for the Company’s APOLLO study.

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

During the three and six months ended June 30, 2025, we incurred $0.1 million and $0.7 million in expenses related to Cell Ready services and manufacturing costs, respectively (three and six months ended June 30, 2024 - $0.6 million and $1.8 million, respectively). During the three and six months ended June 30, 2025, we paid $2.6 million related to Cell Ready invoices received (three and six months ended June 30, 2024 - $0.6 million and $1.2 million, respectively). During the three and six months ended June 30, 2025, we incurred $1.9 million and $2.5 million, respectively, in expenses related to BCM services and manufacturing costs. No BCM expenses were incurred during the three or six months ended June 30, 2024. During the three and six months ended June 30, 2025, we paid approximately $1.8 million and $1.9 million related to BCM invoices received, respectively.

Recent Developments

On June 16, 2025, Company entered into a Statement of Work (the “SOW”) with Cellipont Bioservices, a leading cell therapy Contract Development and Manufacturing Organization (“CDMO”), for the manufacturing of MT-601, the Company’s lead MAR-T cell product candidate. Pursuant to the SOW, Cellipont will provide technology transfer and cGMP manufacturing services to support the scale-up and production of MT-601 for the Company’s APOLLO study.

Between July 17 and 21, 2025, the Company sold 1,624,075 shares of common stock pursuant to our ATM Agreement, with H.C. Wainwright & Co. LLC, for net proceeds of $4.5 million, after deducting agent commissions, at an average price per share of $2.87 per share.

Results of Operations

In this discussion of our results of operations and financial condition, amounts in financial tables, other than per-share amounts, have been rounded to the nearest thousand.

Comparison of the Three months Ended June 30, 2025 and 2024

The following table summarizes the results of our continuing operations for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended
	June 30,
	2025	2024	Change
Revenues:
Grant income	$861,000	$1,169,000	$(308,000)	(26)%
Total revenues	861,000	1,169,000	(308,000)	(26)%
Operating expenses:
Research and development	4,177,000	2,335,000	1,842,000	79%
General and administrative	945,000	1,142,000	(197,000)	(17)%
Total operating expenses	5,122,000	3,477,000	1,645,000	47%
Loss from operations	(4,261,000)	(2,308,000)	(1,953,000)	85%
Other income (expenses):
Interest income	128,000	115,000	13,000	11%
Other income	117,000	—	117,000	—%
Loss from continuing operations	$(4,016,000)	(2,193,000)	$(1,823,000)	83%

Revenue

We did not generate any revenue during the three months ended June 30, 2025 and 2024, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the clinical investigation of MT-401 as an Off-the-Shelf (“OTS”) product in patients with Acute Myeloid Leukemia (“AML”) (the “CPRIT AML Grant”). During the three months ended June 30, 2025 and 2024, we recognized $0.3 million and $0.7 million of revenue, respectively, associated with the CPRIT AML Grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML (the “FDA Grant”). During the three months ended June 30, 2025 and 2024, we recognized $0.1 million and $0.2 million of revenue, respectively associated with the FDA Grant.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents (the “SBIR AML Grant”). During the three months ended June 30, 2025 and 2024, we recognized $12,000 and $0.2 million of revenue associated with the SBIR AML Grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, we received notice of a $2.0 million grant over a 2-year period from the NIH SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”). During the three months ended June 30, 2025 and 2024, we recognized approximately $0.2 million and nil of revenue associated with the Decoy Grant, respectively.

In August 2024, we received notice of an additional $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (“NHL”) who have relapsed following anti-CD19 chimeric antigen receptor (“CAR”) T cell therapy. We recorded no grant income related to this grant as revenue during the three months ended June 30, 2025.

In August 2024, we received another $2.0 million grant from the NIH SBIR program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”). During the three months ended June 30, 2025, we recognized approximately $0.1 million of revenue associated with the PANACEA Grant.

In December 2024, we received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”). The Company recorded $0.2 million of grant income related to this grant for the three months ended June 30, 2025. As of June 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet. The CPRIT Pancreatic Grant and the CPRIT AML grants are subject to certain revenue-sharing arrangements, see Note 11 to the accompanying condensed consolidated financial statements for further information.

Operating Expenses

Operating expenses incurred during the three months ended June 30, 2025 were $5.1 million compared to $3.5 million during the same period ended June 30, 2024.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 79% to $4.2 million for the three months ended June 30, 2025, compared to $2.3 million for the three months ended June 30, 2024.

The increase of $1.8 million in 2025 was primarily attributable to the following:

●	increase of $1.7 million in clinical trial expenses,
●	increase of $0.2 million in clinical consulting and other expenses, offset by
●	decrease of $0.1 million in headcount-related expenses.

General and Administrative Expenses

General and administrative expenses decreased by 17% to $0.9 million for the three months ended June 30, 2025, compared to $1.1 million during the same period ended June 30, 2024.

The decrease of $0.2 million in 2025 was primarily attributable to legal and professional fees and other expenses.

Other Income (Expense)

Interest Income

Interest income was $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Other Income

Other income was $0.1 million and nil for the three months ended June 30, 2025 and 2024, respectively, and was attributable to a state sales tax rebate from 2022.

Net Loss

The increase in our net loss during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily due to cost increases in our research and development activities. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MAR-T cell product candidates.

Comparison of the Six months Ended June 30, 2025 and 2024

The following table summarizes the results of our continuing operations for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,
	2025	2024	Change
Revenues:
Grant income	$1,210,000	$2,413,000	$(1,203,000)	(50)%
Total revenues	1,210,000	2,413,000	(1,203,000)	(50)%
Operating expenses:
Research and development	7,313,000	4,910,000	2,403,000	49%
General and administrative	2,314,000	2,360,000	(46,000)	(2)%
Loss on early termination of vendor agreement	453,000	—	453,000	—%
Total operating expenses	10,080,000	7,270,000	2,810,000	39%
Loss from operations	(8,870,000)	(4,857,000)	(4,013,000)	83%
Other income (expenses):
Interest income	291,000	272,000	19,000	7%
Other income	117,000	—	117,000	—%
Loss from continuing operations	$(8,462,000)	(4,585,000)	$(3,877,000)	85%

Revenue

We did not generate any revenue during the six months ended June 30, 2025 and 2024, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the clinical investigation of MT-401 as an Off-the-Shelf (OTS) product in patients with Acute Myeloid Leukemia (“AML”) (the “CPRIT AML Grant”). During the six months ended June 30, 2025 and 2024, we recognized $0.5 million and $1.5 million of revenue, respectively, associated with the CPRIT AML Grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML (the “FDA Grant”). During the six months ended June 30, 2025 and 2024, we recognized $0.1 million and $0.5 million of revenue, respectively associated with the FDA Grant.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents (the “SBIR AML Grant”). During the six months ended June 30, 2025 and 2024, we recognized $0.1 million and $0.4 million of revenue associated with the SBIR AML Grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the NIH SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”). During the six months ended June 30, 2025, we recognized approximately $0.2 million of revenue associated with the Decoy Grant.

In August 2024, the Company received notice of an additional $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (“NHL”) who have relapsed following anti-CD19 chimeric antigen receptor (“CAR”) T cell therapy. The Company recorded no grant income related to this grant as revenue for the six months ended June 30, 2025.

In August 2024, the Company received another $2.0 million grant from the NIH SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”). During the six months ended June 30, 2025, we recognized approximately $0.1 of revenue associated with the PANACEA Grant.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”). The Company recorded $0.2 million of grant income related to this grant for the six months ended June 30, 2025. As of June 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet. The CPRIT Pancreatic Grant and the CPRIT AML Grant are subject to certain revenue-sharing arrangements, see Note 11 to the accompanying financial statements for further information.

Operating Expenses

Operating expenses incurred during the six months ended June 30, 2025 were $10.1 million compared to $7.3 million during the same period ended June 30, 2024.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 49% to $7.3 million for the six months ended June 30, 2025, compared to $4.9 million for the six months ended June 30, 2024.

The increase of $2.4 million in 2025 was primarily attributable to the following:

●	increase of $1.9 million in clinical trial expense,
●	increase of $0.3 million in clinical consulting expenses and other expenses,
●	increase of $0.1 million process development costs, and
●	increase of $0.1 million in headcount-related expenses .

General and Administrative Expenses

General and administrative expenses decreased by 2% to $2.3 million for the six months ended June 30, 2025, compared to $2.4 million during the same period ended June 30, 2024.

The decrease of $46,000 in 2025 was primarily attributable to lower legal and professional fees.

Other Income (Expense)

Interest Income

Interest income was $0.3 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Other Income

Other income was $0.1 million and nil for the six months ended June 30, 2025 and 2024, respectively, and was attributable to a state sales tax rebate from 2022.

Net Loss

The increase in our net loss during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to cost increases in our research and development activities and the loss on termination of the Cell Ready MSA. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MAR-T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited revenue associated with grants to fund research. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof, as well as grants.

Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of June 30, 2025, and taking into consideration the net proceeds received in July of 2025 through the sale of Common Stock pursuant to its ATM Agreement with H.C. Wainwright & Co., LLC, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements into the second quarter of 2026, assuming no additional grant funds are received, either from new grants or from existing awarded grants. We are considering raising additional capital through the issuance of common shares and intend to apply for additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the second quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds, of which there can be no assurance.

Cash and Working Capital

The following table sets forth our cash, cash equivalents, restricted cash, and working capital as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Cash, cash equivalents, and restricted cash	$11,815,000	$19,192,000
Working capital	$10,490,000	$18,558,000

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended
	June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(7,378,000)	$(7,405,000)
Investing activities	—	—
Financing activities	1,000	94,000
Net decrease in cash, cash equivalents, and restricted cash	$(7,377,000)	$(7,311,000)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025 was $7.4 million. The use of cash primarily related to our net loss of $8.5 million, offset by $0.4 million of non-cash stock-based compensation and a $0.7 million increase from changes in assets and liabilities.

Net cash used in operating activities during the six months ended June 30, 2024 was $7.4 million. The use of cash primarily related to our net loss from continuing operations of $4.6 million and a $3.0 million decrease from changes in assets and liabilities, offset by $0.1 million of stock-based compensation.

Financing Activities

Net cash provided by financing activities was $605 during the six months ended June 30, 2025 due to the net proceeds from the exercise of warrants. Net cash provided by financing activities was $0.1 million during the six months ended June 30, 2024 due to the net proceeds from the sale of common stock and the exercise of stock options.

Future Capital Requirements

To date, we have not generated any revenues from the commercial sale of approved drug products, and we do not expect to generate substantial revenue for at least the next several years. If we fail to complete the development of our product candidates in a timely manner or fail to obtain their regulatory approval, our ability to generate future revenue will be compromised. We do not know when, or if, we will generate any revenue from our product candidates, and we do not expect to generate significant revenue unless and until we obtain regulatory approval of, and commercialize, our product candidates. Assuming the Company can continue to raise additional capital and obtain ongoing grant funding, of which there can be no assurances, we expect our expenses to increase in connection with our ongoing activities, particularly if we are able to expand patient enrollment as we continue the research and development of our product candidates and if we are able to successfully commence our pivotal trial for lymphoma, of which there can be no assurances. In addition, if we obtain approval for any of our product candidates, of which there can be no assurances, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution. We anticipate that we will need substantial additional funding in connection with our continuing operations, of which there can be no assurances. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the CPRIT to support the Company’s clinical investigation of MT-401 in patients with AML. Through the date of this filing, the Company has received $11.0 million of funds from the CPRIT AML Grant. The Company recorded $0.3 million and $0.5 million of grant income related to the CPRIT grant as revenue during the three and six months ended June 30, 2025, respectively, and as of June 30, 2025, the Company had a grant income receivable balance of $1.3 million for this grant.

On September 13, 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. Through the date of this filing, the Company has received $1.1 million from the FDA Grant. The Company recorded $0.1 million grant income related to the FDA Grant as revenue during the three and six months ended June 30, 2025 and as of June 30, 2025, the Company had $0.1 million of grant income receivable balance for this grant. In August 2025, the Company received $0.1 million of funds from the FDA grant.

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. Through the date of this filing, the Company has received $1.3 million from the SBIR AML Grant. The Company recorded $12,000 and $0.1 million of grant income from the SBIR AML Grant as revenue during the three and six months ended June 30, 2025, respectively, and as of June 30, 2025, the Company had a grant income receivable balance of $12,000 for this grant. In August 2025, the Company received $12,000 of funds from the SBIR AML Grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the NIH SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. Through the date of this filing, the Company has received approximately $0.3 million from the NIH for the Decoy Grant. The Company recorded approximately $0.2 million of grant income related to the Decoy Grant as revenue during the three and six months ended June 30, 2025 and as of June 30, 2025, the Company had a grant income receivable balance of $0.2 million for this grant. In August 2025, the Company received $0.3 million of funds from the Decoy Grant.

In August 2024, the Company received notice of a $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (“NHL”) who have relapsed following anti-CD19 chimeric antigen receptor (“CAR”) T cell therapy. Through the date of this filing, the Company has received $0.7 million of funds from this grant. The Company recorded no grant income related to this grant as revenue for the three and six months ended June 30, 2025, and as of June 30, 2025, the Company had no grant income receivable balance for this grant.

In August 2024, the Company received another $2.0 million grant from the NIH SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer. Through the date of this filing, the Company has received approximately $0.1 million of funds from the PANACEA Grant. The Company recorded approximately $0.1 million of grant income related to this grant as revenue for the three and six months ended June 30, 2025, and as of June 30, 2025, the Company had a grant income receivable balance of $0.1 million for this grant. In August 2025, the Company received $0.1 million of funds from the PANACEA Grant.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. As of the date of this filing, the Company has received $1.5 million of funds related to this grant. The Company recorded approximately $0.2 million of grant income related to this grant as revenue for the three and six months ended June 30, 2025, respectively. As of June 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet. The CPRIT Pancreatic Grant and the CPRIT AML Grant are subject to certain revenue-sharing arrangements, see Note 11 to the accompanying financial statements for further information.

As discussed further below, between July 17 and 21, 2025, the Company sold 1,624,075 shares of common stock pursuant to our ATM Agreement with H.C. Wainwright & Co., LLC for net proceeds of $4.5 million, after deducting agent commissions, at an average price of $2.87 per share.

As of June 30, 2025, we had working capital of $10.5 million, compared to working capital of $18.6 million as of December 31, 2024. Operating expenses incurred during the three and six months ended June 30, 2025 were $5.1 million and $10.1 million, respectively, compared to $3.5 million and $7.3 million during the equivalent prior year periods, respectively. Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of June 30, 2025, and taking into consideration the net proceeds received in July of 2025 through the sale of Common Stock pursuant to its ATM Agreement with H.C. Wainwright & Co., LLC, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements into the second quarter of 2026, assuming no additional grant funds are received, either from new grants or from existing awarded grants. We are considering raising additional capital through the issuance of securities and intend to apply for additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the second quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds. Our assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

In November 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”), with H.C. Wainwright & Co. LLC, relating to the sale of shares of our common stock having an agreement offering price of up to $11,431,713 from time to time through H.C. Wainwright & Co. LLC. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-283512), which the SEC declared effective on December 6, 2024. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. H.C. Wainwright & Co. LLC will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided H.C. Wainwright & Co. LLC with indemnification and contribution rights.

Between July 17 and 21, 2025, the Company sold 1,624,075 shares of common stock pursuant to our ATM Agreement with H.C. Wainwright & Co., LLC for net proceeds of $4.5 million, after deducting agent commissions, at an average price of $2.87 per share.

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

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.         Legal Proceedings

From time to time, we may become involved in legal proceedings, including those arising in the ordinary course of our business. We are not currently a party to any legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, or financial condition.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the three months ended June 30, 2025.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

(a)

On August 8, 2025, the Board of Directors of the Company increased Juan Vera’s annual base salary from $400,000 to $440,000. Dr. Vera serves as the Company’s President, Chief Executive Officer and Treasurer.

(b)	None.
(c)

Director and Officer Trading Plans and Arrangements. During the quarterly period ended June 30, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 6.         Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.1.1	Certificate of Amendment to Certificate of Incorporation.	8-K	001-37939	3.1	5/27/2022

3.1.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation	8-K	001-37939	3.1	1/26/2023

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1933, as amended.					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: August 14, 2025

MARKER THERAPEUTICS, INC.

/s/ Juan Vera
Juan Vera
President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)