Form 10-Q
period 2025-09-30
Marker Therapeutics, Inc.
filed 2025-11-13
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025

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

The registrant had 16,673,127 shares of common stock outstanding as of November 6, 2025.

PART I.      FINANCIAL INFORMATION

Item 1.       Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$17,589,978	$19,192,440
Restricted cash	1,352,975	—
Prepaid expenses and deposits	1,126,724	483,717
Other receivables	1,665,153	2,346,703
Total current assets	21,734,830	22,022,860
Total assets	$21,734,830	$22,022,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,664,647	$1,753,954
Related party payable	328,315	1,710,500
Deferred revenue	1,352,975	—
Total current liabilities	3,345,937	3,464,454
Total liabilities	3,345,937	3,464,454

Stockholders’ equity:
Preferred stock, $0.001 par value, 5 million shares authorized, 0 shares issued and outstanding at September 30, 2025 and December 31, 2024 , respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 16.7 million and 10.7 million shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (see Note 8)	16,672	10,708
Additional paid-in capital	475,849,809	465,564,876
Accumulated deficit	(457,477,588)	(447,017,178)
Total stockholders’ equity	18,388,893	18,558,406
Total liabilities and stockholders’ equity	$21,734,830	$22,022,860

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Grant income	$1,232,938	$1,926,020	$2,443,225	$4,339,317
Total revenues	1,232,938	1,926,020	2,443,225	4,339,317
Operating expenses:
Research and development	2,345,843	3,471,216	9,658,322	8,381,661
General and administrative	1,023,821	854,677	3,338,200	3,214,611
Loss on early termination of vendor agreement	—	—	453,135	—
Total operating expenses	3,369,664	4,325,893	13,449,657	11,596,272
Loss from operations	(2,136,726)	(2,399,873)	(11,006,432)	(7,256,955)
Other income:
Interest income	138,064	91,681	428,578	363,264
Other income	—	—	117,444	—
Net loss	$(1,998,662)	$(2,308,192)	$(10,460,410)	$(6,893,691)

Net loss per share:
Net loss per share	$(0.12)	$(0.26)	$(0.75)	$(0.77)

Weighted average number of common shares outstanding:
Basic	16,757,678	8,923,170	13,960,791	8,914,487
Diluted	16,757,678	8,923,170	13,960,791	8,914,487

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended September 30, 2025
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at July 1, 2025	11,314,835	$11,313	$465,958,006	$(455,478,926)	$10,490,393
Shares purchased pursuant to ATM agreement	5,358,292	5,359	9,858,524	—	9,863,883
Stock-based compensation	—	—	33,279	—	33,279
Net loss	—	—	—	(1,998,662)	(1,998,662)
Balance at September 30, 2025	16,673,127	$16,672	$475,849,809	$(457,477,588)	$18,388,893

	For the Nine Months Ended September 30, 2025
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2025	10,709,005	$10,708	$465,564,876	$(447,017,178)	$18,558,406
Shares purchased pursuant to ATM agreement	5,358,292	5,359	9,858,524	—	9,863,883
Issuance of common stock from exercise of prefunded warrants	605,830	605	—	—	605
Stock-based compensation	—	—	426,409	—	426,409
Net loss	—	—	—	(10,460,410)	(10,460,410)
Balance at September 30, 2025	16,673,127	$16,672	$475,849,809	$(457,477,588)	$18,388,893

	For the Three Months Ended September 30, 2024
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at July 1, 2024	8,922,695	$8,922	$450,565,204	$(440,871,362)	$9,702,764
Issuance of common stock from exercise of stock options	795	1	1,700	—	1,701
Stock-based compensation	—	—	53,302	—	53,302
Net loss	—	—	—	(2,308,192)	(2,308,192)
Balance at September 30, 2024	8,923,490	$8,923	$450,620,206	$(443,179,554)	$7,449,575

	For the Nine Months Ended September 30, 2024
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2024	8,891,420	$8,891	$450,329,515	$(436,285,863)	$14,052,543
Shares purchased pursuant to ATM agreement	8,178	8	36,894	—	36,902
Issuance of common stock from exercise of stock options	23,892	24	58,477	—	58,501
Stock-based compensation	—	—	195,320	—	195,320
Net loss	—	—	—	(6,893,691)	(6,893,691)
Balance at September 30, 2024	8,923,490	$8,923	$450,620,206	$(443,179,554)	$7,449,575

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(10,460,410)	$(6,893,691)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	426,409	195,320
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(643,007)	(178,148)
Other receivables	681,550	283,405
Related party payable	(1,382,185)	(426,217)
Accounts payable and accrued expenses	(89,307)	812,142
Deferred revenue	1,352,975	—
Net cash used in operating activities	(10,113,975)	(6,207,189)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	9,863,883	36,902
Proceeds from exercise of warrants and stock options	605	58,501
Net cash provided by financing activities	9,864,488	95,403
Net decrease in cash, cash equivalents, and restricted cash	(249,487)	(6,111,786)
Cash, cash equivalents, and restricted cash at beginning of the period	19,192,440	15,111,450
Cash, cash equivalents, and restricted cash at end of the period	$18,942,953	$8,999,664

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

On June 16, 2025, the Company entered into a Statement of Work (the “SOW”) with Cellipont Bioservices (“Cellipont”), a leading cell therapy Contract Development and Manufacturing Organization (“CDMO”), for the manufacturing of MT-601. Pursuant to the SOW, Cellipont will provide technology transfer and cGMP manufacturing services to support the scale-up and production of MT-601 for the Company’s APOLLO study.

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

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of September 30, 2025, the Company had cash, cash equivalents, and restricted cash of approximately $18.9 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings and grants.

In November 2024, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC, relating to the sale of shares of its common stock , from time to time, through H.C. Wainwright & Co. LLC pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283512), which the SEC declared effective on December 6, 2024. The Company’s use of the shelf registration statement on Form S-3 will be limited for so long as it is subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the registration statement and in accordance with the ATM

Agreement. H.C. Wainwright & Co. LLC is entitled to compensation under the ATM Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement. Recently, between July 17 and 21, 2025, the Company sold 1,624,075 shares of common stock pursuant to the ATM Agreement for net proceeds of $4.5 million, after deducting agent commissions, at an average price of $2.87 per share. On August 26, 2025, the Company sold an additional 3,734,217 shares of common stock pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC for net proceeds of $5.4 million, after deducting agent commissions, at an average price of $1.48 per share.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the Company’s clinical investigation of MT-401 as an Off - the - Shelf (“OTS”) product in patients with Acute Myeloid Leukemia (“AML”) (the “CPRIT AML Grant”). Through the date of this filing, the Company has received $11.8 million of funds from the CPRIT AML Grant. The Company recorded $0.2 million and $0.7 million of grant income related to the CPRIT AML Grant as revenue for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company’s grant income receivable balance for this grant was $0.6 million, which represented grant income earned in advance of funds to be received from CPRIT.

In September 2022, the Company received notice from the U.S. Food and Drug Administration (the “FDA”) that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401 for the treatment of post-transplant AML (the “FDA Grant”). Through the date of this filing, the Company has received $1.2 million from the FDA Grant. The Company recorded approximately $0.01 million and $0.1 million of grant income related to the FDA Grant as revenue for the three and nine months ended September 30, 2025, respectively, and as of September 30, 2025, the Company had approximately $0.01 million in grant income receivable balance for this grant.

In May 2023, the Company received notice of a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents (the “SBIR AML Grant”). Through the date of this filing, the Company has received $1.5 million from SBIR. The Company recorded $0.2 million and $0.3 million of grant income related to the SBIR AML Grant as revenue for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company’s grant income receivable balance for this grant was $0.2 million which represented grant income earned in advance of funds to be received from the SBIR.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2. - year period from the NIH SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”). Through the date of this filing, the Company has received approximately $0.3 million from NIH for this grant. The Company recorded $0.1 million and $0.3 million of grant income related to the Decoy Grant as revenue during the three and nine months ended September 30, 2025, respectively, and as of September 30, 2025, the Company’s grant income receivable balance for this grant was approximately $0.02 million.

In August 2024, the Company received notice of a $2.0 million grant from the SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (NHL) who have relapsed following anti-CD19 chimeric antigen receptor (“CAR”)-T cell therapy (the “SBIR NHL Grant”). Through the date of this filing, the Company has received $1.2 million of funds from this grant. The Company recorded $0.6 million of grant income related to the SBIR NHL Grant as revenue for the three and nine months ended September 30, 2025, and as of September 30, 2025, the Company’s grant income receivable balance for this grant was $0.6 million.

In August 2024, the Company received another $2.0 million grant from the NIH SBIR program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”). Through the date of this filing, the Company has received approximately $0.2 million from NIH for this grant. The Company recorded approximately $0.2 million of grant income related to the PANACEA Grant as revenue during the three and nine months ended September 30, 2025, and as of September 30, 2025, the Company’s grant income receivable balance for this grant was approximately $0.2 million.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”). Through the date of this filing, the Company has received $1.5 million of funds from this grant. The Company recorded nil and $0.2 million of grant income related to this grant as revenue during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet.

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

Based on the Company’s lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of September 30, 2025, and taking into consideration the net proceeds received in July and August of 2025 through the sale of Common Stock pursuant to its ATM Agreement with H.C. Wainwright & Co., LLC (see Note 13), the Company anticipates that it will be able to fund its operating expenses and capital expenditure requirements through the third quarter of 2026, assuming no additional grant funds are received, either from new grants or from existing awarded grants. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is considering raising additional capital through the issuance of securities and intends to apply for additional grant funds, which could enable the Company to fund its operating expenses and capital expenditure requirements beyond the third quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. The Company’s future cash requirements are based on the Company’s clinical and research and development plans, timing expectations related to the progress of its programs, and is subject to the Company’s ability to effectively manage its costs, raise additional capital, and receive additional grant funds, of which there can be no assurances.

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

Cash, Cash Equivalents, Restricted Cash, and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash, cash equivalents, and restricted cash at September 30, 2025 consisted of cash and certificates of deposit in institutions in the United States. The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of September 30, 2025, the Company had approximately $1.8 million in cash at financial institutions, including $1.4 million of restricted cash at financial institutions, and approximately $17.1 million in U.S. government agency securities, for aggregate cash, cash equivalents, and restricted cash of $18.9 million. As of December 31, 2024, the Company had approximately $1.1 million in cash at financial institutions and approximately $18.1 million in U.S. government agency securities, for aggregate cash and cash equivalents of $19.2 million.

In the event cash is received from grants in advance of incurring qualifying costs, it is recorded as restricted cash and deferred revenue until it is earned and recorded to grant income. As of September 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet.

Modification of Stock Options

During the nine months ended September 30, 2025, the Company recorded incremental stock-based compensation expense of $0.3 million pertaining to the modification of stock options in connection with certain consultants. The modification provided for an acceleration of unvested options, resulting in $0.3 million in compensation expense that was immediately recognized, and is reflected in operating expenses.

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

Intangibles – Goodwill and Other (Topic 350): Internal-use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other (Topic 350): Internal-use Software, which removes all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40 and requires the capitalization of software costs to begin when 1) management has authorized and committed to funding the software project and 2) it is probable that the project will be completed and the software will be used to perform the function intended. This guidance will be effective for annual reporting periods and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. This ASU excludes from derivative accounting non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. This guidance will be effective for annual reporting periods and interim reporting periods beginning after December 15, 2026. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

U.S Tax Law Changes

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted, introducing significant changes to U.S. tax law, including provisions related to bonus depreciation, interest expense limitations, and the treatment of domestic research and development expenditures.

The Company is currently assessing the potential impact of these changes on its financial statements, including income tax provisions, deferred tax assets and liabilities, and related disclosures under ASC 740. Due to the complexity and scope of the legislation, management has not yet completed its evaluation and is unable to reasonably estimate the financial effects as of the reporting date. The Company will update its disclosures in future reporting periods as the analysis progresses and additional guidance becomes available.

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

The following table sets forth the computation of net loss per share for the three and nine months ended September 30, 2025 and 2024, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(1,998,662)	$(2,308,192)	$(10,460,410)	$(6,893,691)

Denominator:
Weighted average common shares outstanding, basic	16,757,678	8,923,170	13,960,791	8,914,487
Weighted average common shares outstanding, diluted	16,757,678	8,923,170	13,960,791	8,914,487

Net loss per share:
Loss from per share, basic and diluted	$(0.12)	$(0.26)	$(0.75)	$(0.77)

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Nine Months Ended
	September 30,
	2025	2024
Common stock options	700,000	596,000
Common stock purchase warrants	5,031,000	—
Potentially dilutive securities	5,731,000	596,000

NOTE 6: OTHER RECEIVABLE

Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. The Company recorded $0.2 million and $0.7 million of grant income related to the CPRIT AML Grant for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company’s grant income receivable balance for this grant was $0.6 million.

The Company recorded $0.2 million and $0.3 million of grant income related to the SBIR AML Grant as revenue for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company’s grant income receivable balance for this grant was $0.2 million, which represented grant income earned in advance of funds to be received from the SBIR.

The Company recorded approximately $0.01 million and $0.1 million of grant income related to the FDA Grant as revenue for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company’s grant income receivable balance for this grant was approximately $0.01 million.

The Company recorded approximately $0.1 million and $0.3 million of grant income related to the Decoy Grant as revenue during the three and nine months ended September 30, 2025, respectively, and as of September 30, 2025, the Company’s grant income receivable balance for this grant was approximately $0.02 million.

The Company recorded $0.6 million of grant income related to the SBIR NHL Grant as revenue during the three and nine months ended September 30, 2025, and as of September 30, 2025, the Company’s grant income receivable balance for this grant was approximately $0.6 million.

The Company recorded approximately $0.2 million of grant income related to the PANACEA Grant as revenue during the three and nine months ended September 30, 2025, and as of September 30, 2025, the Company’s grant income receivable balance for this grant was $0.2 million.

NOTE 7: ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND RELATED PARTY PAYABLE

Accounts payable, accrued liabilities, and related party payable consist of the following as of September 30, 2025 and December 31, 2024, respectively:

	September 30,	December 31,
	2025	2024
Accounts payable	$951,000	$1,066,000
Compensation and benefits	49,000	86,000
Professional fees	398,000	293,000
Related party payable	328,000	1,711,000
Tax fees	63,000	104,000
Other	204,000	204,000
Total accounts payable, accrued liabilities and related party payable	$1,993,000	$3,464,000

The $0.3 million and $1.7 million related-party payable as of September 30, 2025 and December 31, 2024, respectively, reflect amounts for outsourced product development and manufacturing services. See Note 12: Related Party Transactions.

NOTE 8: STOCKHOLDERS’ EQUITY

Common Stock Transactions

Issuance of Common Stock Pursuant to ATM Agreement

During the nine months ended September 30, 2025, the Company sold 5,358,292 shares of its common stock under the ATM Agreement for gross proceeds of $9,864,000.

During the nine months ended September 30, 2024, the Company sold 8,178 shares of its common stock under its prior ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC for gross proceeds of $37,000. On June 10, 2024, the Company provided notice of its termination of the ATM Agreement with Cantor Fitzgerald & Co. and RBC Capital Markets, LLC.

Exercise of Stock Options

During the nine months ended September 30, 2024, certain outstanding options were exercised for 23,892 shares of common stock, providing aggregate proceeds to the Company of approximately $59,000.

Warrant Summary

The following table summarizes the total warrants outstanding at September 30, 2025:

				Outstanding			Outstanding
		Exercise		as of			as of
		Price Per	Expiration	December 31,	New		September 30,
	Issue Date	Share	Date	2024	Issuance	Exercised	2025
Private placement warrants	December 2024	$4.00	March 21, 2030	5,031,250	—	—	5,031,250
Pre-funded warrants	December 2024	$0.001	March 21, 2030	3,247,445	—	(605,830)	2,641,615
				8,278,695	—	(605,830)	7,672,865

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

A summary of the Company’s stock option activity for the nine months ended September 30, 2025 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of December 31, 2024	587,704	$22.85	$378,000	6.8
Granted	140,000	1.59	—	—
Canceled/Expired	(27,243)	35.09	—	—
Outstanding as of September 30, 2025	700,461	$18.13	$—	6.8
Options vested and exercisable	438,919	$27.89	$—	5.8

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the nine months ended September 30, 2025 were as follows:

For the Nine Months
Ended September 30, 2025
Exercise price	$1.59
Expected term (years)	6.0
Expected stock price volatility	102%
Risk-free rate of interest	4.47%
Expected dividend rate	0%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock Compensation expenses:
Research and development	$—	$3,000	$307,000	$13,000
General and administrative	33,000	50,000	119,000	182,000
Total stock compensation expenses	$33,000	$53,000	$426,000	$195,000

During the nine months ended September 30, 2025, the Company recorded incremental stock-based compensation expense of $0.3 million pertaining to the modification of stock options in connection with certain consultants. The modification resulted in an acceleration of $0.3 million in compensation expense that was immediately recognized, and is reflected in operating expenses.

As of September 30, 2025, the total stock-based compensation cost related to unvested awards not yet recognized was $0.2 million. The expected weighted average period for compensation costs to be recognized was approximately 2.3 years. Future option grants will impact the compensation expense recognized.

NOTE 10: GRANT INCOME

There was $1.4 million in restricted cash recorded as of September 30, 2025 related to the CPRIT Pancreatic Grant, and none as of December 31, 2024. If qualifying grant income is earned in advance of cash received from grants, it is recognized as revenue and recorded as other receivable.

CPRIT

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company’s clinical investigation of MT-401-OTS in patients with AML.

The Company recorded $0.2 million and $0.7 million of grant income related to the CPRIT AML Grant as revenue for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company’s grant income receivable balance for this grant was $0.6 million, which represented grant income earned in advance of funds to be received from CPRIT.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. The Company recorded nil and $0.2 million of grant income related to the CPRIT Pancreatic Grant as revenue for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet.

Both CPRIT grants are subject to certain revenue-sharing arrangements, as per the grant agreements (see Note 11).

FDA

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the Company’s clinical investigation of MT-401-OTS for the treatment of post-transplant AML. The Company recorded $0.01 million and $0.1 million of grant income related to the FDA Grant as revenue for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company had approximately $0.01 million of grant income receivable for this grant.

NIH SBIR

In May 2023, the Company announced it had received a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. The Company recorded $0.2 million and $0.3 million of grant income related to the SBIR AML Grant as revenue for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company’s grant income receivable balance for this grant was $0.2 million, which represented grant income earned in advance of funds to be received from the SBIR program.

In August 2024, the Company received notice of a $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (“NHL”) who have relapsed following anti-CD19 chimeric antigen receptor (“CAR”) T cell therapy. The Company recorded $0.6 million of grant income related to the SBIR NHL Grant as revenue for the three and nine months ended September 30, 2025. As of September 30, 2025, the Company’s grant income receivable balance for this grant was $0.6 million, which represented grant income earned in advance of funds to be received from the SBIR program.

In August 2024, the Company received notice of another $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with pancreatic cancer. The Company recorded approximately $0.2 million of grant income related to the PANACEA Grant as revenue for the three and nine months ended September 30, 2025, and had the same balance in other receivables as of September 30, 2025.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the NIH SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. The Company recorded approximately $0.1 million and $0.3 million of grant income related to the Decoy Grant as revenue for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, the Company’s grant income receivable balance for this grant was approximately $0.02 million, which represented grant income earned in advance of funds to be received from the SBIR program.

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

License Agreement with the Baylor College of Medicine

In March 2018, the Company entered into an exclusive license agreement with BCM under which the Company acquired a worldwide, exclusive license to BCM’s rights in and to certain intellectual property rights, including a European patent to develop and commercialize MAR-T cell product candidates (the “BCM License Agreement”). In exchange for the license, the Company issued shares of its common stock to BCM valued at approximately $5.0 million at the time of issuance, agreed to make royalty payments to BCM upon commercial sales according to the royalty schedule in the BCM License Agreement, under which the royalty percentages increase in proportion to the aggregate net sales, and agreed to pay BCM certain milestone payments up to an aggregate of $64.85 million. The milestone payments are based upon the occurrence of nine particular milestones relating to completion of the first dosing in the first Phase 3 clinical trial for a first and second distinct product, FDA approval, and achievement of certain net sales goals. The Company is also responsible for sublicensing fees and for reimbursing BCM for related-party expenses. In addition, upon a liquidity event (as defined in the BCM License Agreement) of the Company, BCM will receive a one-time liquidity incentive payment of 0.5% of the liquidity event proceeds (as defined in the BCM License Agreement).

Legal Proceedings

From time to time, we may become involved in legal proceedings, including those arising in the ordinary course of our business. We are not currently a party to any legal proceedings that we believe could have a material adverse effect on our business, operating results or financial condition.

NOTE 12: RELATED PARTY EXPENSES

The following table sets forth related party transaction expenses recorded for the three and nine months ended September 30, 2025 and 2024, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Baylor College of Medicine	$447,000	$—	$2,935,000	$6,000
Cell Ready	69,000	1,235,000	1,148,000	3,071,000
Wilson Wolf Manufacturing Corporation	17,000	—	67,000	—
Total Research and development	$533,000	$1,235,000	$4,150,000	$3,077,000

$0.3 million of related party transactions are included in accounts payable and accrued liabilities as of September 30, 2025. See Note 7 for additional information.

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

During the three and nine months ended September 30, 2025, the Company incurred $0.4 million and $2.9 million in expenses related to services and manufacturing costs and paid BCM approximately $4,000 and $2.7 million for invoices received, respectively.

Purchases from Wilson Wolf

In 2024, the Company utilized Wilson Wolf for the purchases of cell culture devices. Mr. John Wilson is a former director of the Company and is serving as the CEO of Wilson Wolf Manufacturing Corporation.

During the three and nine months ended September 30, 2025, the Company incurred approximately $17,000 and $0.1 million respectively, in expenses related to cell culture devices and paid Wilson Wolf approximately nil and $0.1 million respectively, for invoices received.

Purchases from Cell Ready, LLC

The Company has utilized Cell Ready, LLC for clinical manufacturing supply and product development. On February 22, 2024, the Company entered into a 3-year Master Services Agreement for Product Supply (the “MSA”) with Cell Ready. Cell Ready, which is owned by a former director, Mr. John Wilson, is a contract development and manufacturing organization (“CDMO”). During the three and nine months ended September 30, 2025, the Company incurred $0.1 million and $1.1 million in expenses related to services and manufacturing costs, respectively, and paid nil and $2.6 million for invoices received, respectively.

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

NOTE 13: SUBSEQUENT EVENTS

Appointment of New Director

On October 31, 2025, the board of directors of the Company (the “Board”) appointed Ms. Kathryn Penkus Corzo to the Company’s Board, effective November 1, 2025. In connection with the appointment of Ms. Corzo to the Company’s Board and pursuant to the Company’s current non-employee directors compensation program, and pursuant to the Company’s 2020 Equity Incentive Plan, as amended (the “2020 Plan”) as applied to new, non-employee directors, the Company also granted Ms. Corzo 147,611 stock options to purchase shares of the Company’s common stock at an exercise price per share equal to the fair market value per share on the date she was appointed to the Board. The options will vest evenly over thirty-six (36) months and are subject to her continued service as a director.

Chief Executive Officer Stock Option Award.

On October 31, 2025, the Compensation Committee and Board approved a discretionary award of 250,000 stock options at an exercise price per share equal to the fair market value per share on the date of the grant (the “CEO Options”) to Dr. Juan Vera, the Company’s Chief Executive Officer under the Company’s 2020 Plan. The CEO Options vest annually over four years beginning on the anniversary of the grant date of the CEO Options and are subject to the terms and conditions of the 2020 Plan and the Company’s form of option award agreement.

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

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. Harnessing millions of years of immunologic evolution, Marker’s Multi-Antigen Recognizing (“MAR”)-T cell technology is designed to recognize and kill highly heterogeneous tumors without the need for genetic modifications. This approach selectively expands natural tumor-specific T cells from a patient’s/donor’s blood that are capable of recognizing a broad range of tumor associated antigens, or TAAs. Unlike other T cell therapies, MAR-T cells are able to recognize hundreds of different epitopes within up to six tumor-specific antigens to produce broad spectrum anti-tumor activity. Targeting multiple antigens simultaneously exploits the natural capacity of T cells to recognize and kill tumor targets via native T cell receptors (“TCR”), while limiting tumor adaptation/escape by antigen-negative selection or antigen down-regulation. When infused into a patient with cancer, MAR-T cells are designed to recognize and kill cancer cells expressing the TAA.

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

On August 26, 2025, we issued a press release providing an update on the progress and clinical observations from the Phase 1 APOLLO study, with a data cutoff date of June 2025. The Phase 1 APOLLO study is investigating MT-601, a MAR-T cell product candidate, in patients with lymphoma who have relapsed after anti-CD19 CAR-T cell therapy or for whom anti-CD19 CAR-T cells are not an option. In this update, clinical data was available for a total of 24 B-cell lymphoma patients from 7 clinical sites across the United States, including 15 patients with Non-Hodgkin Lymphoma (“NHL”) and 9 patients with Hodgkin Lymphoma (“HL”). At the time of the data cutoff, 12 NHL and 9 HL patients have been assessed. Study participants showed objective responses and a favorable safety profile with and without lymphodepletion.

Key findings from the APOLLO study include:

●	Safety – The dose escalation portion of the study tested doses ranging from 100x10[6]-400x10[6] cells. Infusion of MT-601 was well tolerated in all study participants, with no observation of immune-effector cell associated neurotoxicity syndrome (“ICANS”) and two reported Grade 1 cytokine release syndrome (“CRS”) events (fever; no treatment was required). No dose limiting toxicities (“DLTs”) have been reported to date. No change in DLTs or ICANS was observed between patients treated with and without lymphodepletion.
●	Efficacy and Duration of Response – Eight out of 12 NHL patients achieved objective responses (66%), with 6 patients demonstrating complete response (“CR”) as best response (50%). Durable responses were observed (range 3-24 months) with 5 NHL patients showing continued response over 6 months, including 3 patients with over 12 months durability. Seven out of 9 HL patients had objective responses (78%), with 1 patient demonstrating CR (11%) highlighting the versatility of MT-601 across multiple histologies.

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

During the three and nine months ended September 30, 2025, we incurred $0.1 million and $1.1 million in expenses related to Cell Ready services and manufacturing costs, respectively (three and nine months ended September 30, 2024 - $1.2 million and $3.1 million, respectively). During the nine months ended September 30, 2025, we paid $2.6 million related to Cell Ready invoices received (three and nine months ended September 30, 2024 - $0.5 million and $3.4 million, respectively). During the three and nine months ended September 30, 2025, we incurred $0.4 million and $3.0 million, respectively, in expenses related to BCM services and manufacturing costs. BCM expenses were $6,000 during the three and nine months ended September 30, 2024. During the three and nine months ended

September 30, 2025, we paid approximately $4,000 and $2.7 million related to BCM invoices received, respectively. During the three and nine months ended September 30, 2025, we incurred $0.1 million and $0.3 million, respectively, in expenses related to Cellipont services and manufacturing costs. No Cellipont expenses were incurred during the three or nine months ended September 30, 2024. During the three and nine months ended September 30, 2025, we paid nil and $0.4 million related to Cellipont invoices received, respectively.

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

On August 26, 2025, the Company sold 3,734,217 shares of common stock pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC for net proceeds of $5.4 million, after deducting agent commissions, at an average price of $1.48 per share.

On October 6, 2025, the Company announced that the first patient has been treated in the Off-the-Shelf (“OTS”) program, with encouraging preliminary safety data. The OTS program has the potential to provide a fast treatment option for patients with rapidly progressing diseases. The OTS product will be initially investigated in patients with acute myeloid leukemia (“AML”) or myelodysplastic syndromes (“MDS”), with the potential to be expanded to other indications.

Results of Operations

In this discussion of our results of operations and financial condition, amounts in financial tables, other than per-share amounts, have been rounded to the nearest thousand.

Comparison of the Three months Ended September 30, 2025 and 2024

The following table summarizes the results of our continuing operations for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30,
	2025	2024	Change
Revenues:
Grant income	$1,233,000	$1,926,000	$(693,000)	(36)%
Total revenues	1,233,000	1,926,000	(693,000)	(36)%
Operating expenses:
Research and development	2,346,000	3,471,000	(1,125,000)	(32)%
General and administrative	1,024,000	855,000	169,000	20%
Total operating expenses	3,370,000	4,326,000	(956,000)	(22)%
Loss from operations	(2,137,000)	(2,400,000)	263,000	(11)%
Other income (expenses):
Interest income	138,000	92,000	46,000	50%
Loss from continuing operations	$(1,999,000)	(2,308,000)	$309,000	(13)%

Revenue

We did not generate any revenue during the three months ended September 30, 2025 and 2024, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the clinical investigation of MT-401 as an Off-the-Shelf (“OTS”) product in patients with Acute Myeloid Leukemia (“AML”) (the “CPRIT AML Grant”). During the three months ended September 30, 2025 and 2024, we recognized $0.2 million and $0.9 million of revenue, respectively, associated with the CPRIT AML Grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML (the “FDA Grant”). During the three months ended September 30, 2025 and 2024, we recognized approximately $0.01 million and $0.02 million of revenue, respectively associated with the FDA Grant.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents (the “SBIR AML Grant”). During the three months ended September 30, 2025 and 2024, we recognized $0.2 million and $0.3 million of revenue associated with the SBIR AML Grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, we received notice of a $2.0 million grant over a 2-year period from the NIH SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”). During the three months ended September 30, 2025 and 2024, we recognized approximately $0.1 million and nil of revenue associated with the Decoy Grant, respectively.

In August 2024, we received notice of an additional $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (“NHL”) who have relapsed following anti-CD19 chimeric antigen receptor (“CAR”) T cell therapy (the “SBIR NHL Grant”). During the three months ended September 30, 2025 and 2024, we recognized $0.6 million and $0.7 million of revenue associated with the SBIR NHL Grant, respectively.

In August 2024, we received another $2.0 million grant from the NIH SBIR program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”). During the three months ended September 30, 2025 and 2024, we recognized approximately $0.2 million and nil of revenue associated with the PANACEA Grant, respectively.

In December 2024, we received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”). The Company recorded no grant income related to this grant for the three months ended September 30, 2025. As of September 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet. The CPRIT Pancreatic Grant and the CPRIT AML Grant are subject to certain revenue-sharing arrangements, see Note 11 to the accompanying condensed consolidated financial statements for further information.

Operating Expenses

Operating expenses incurred during the three months ended September 30, 2025 were $3.4 million compared to $4.3 million during the same period ended September 30, 2024.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses decreased by 32% to $2.3 million for the three months ended September 30, 2025, compared to $3.5 million for the three months ended September 30, 2024.

The decrease of $1.2 million in 2025 was primarily attributable to the following:

●	decrease of $1.5 million in clinical trial expenses, offset by
●	increase of $0.3 million in clinical consulting and other expenses.

General and Administrative Expenses

General and administrative expenses increased by 20% to $1.0 million for the three months ended September 30, 2025, compared to $0.9 million during the same period ended September 30, 2024.

The increase of $0.1 million in 2025 was primarily attributable to headcount-related expenses.

Other Income (Expense)

Interest Income

Interest income was $0.1 million for the three months ended September 30, 2025 and 2024, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Net Loss

The decrease in our net loss during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to cost decreases in our research and development activities. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MAR-T cell product candidates.

Comparison of the Nine months Ended September 30, 2025 and 2024

The following table summarizes the results of our continuing operations for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
	2025	2024	Change
Revenues:
Grant income	$2,443,000	$4,339,000	$(1,896,000)	(44)%
Total revenues	2,443,000	4,339,000	(1,896,000)	(44)%
Operating expenses:
Research and development	9,658,000	8,382,000	1,276,000	15%
General and administrative	3,338,000	3,215,000	123,000	4%
Loss on early termination of vendor agreement	453,000	—	453,000	—%
Total operating expenses	13,449,000	11,597,000	1,852,000	16%
Loss from operations	(11,006,000)	(7,258,000)	(3,748,000)	52%
Other income (expenses):
Interest income	429,000	363,000	66,000	18%
Other income	117,000	—	117,000	—%
Loss from continuing operations	$(10,460,000)	(6,895,000)	$(3,565,000)	52%

Revenue

We did not generate any revenue during the nine months ended September 30, 2025 and 2024, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”) to support the clinical investigation of MT-401 as an Off-the-Shelf (OTS) product in patients with Acute Myeloid Leukemia (“AML”) (the “CPRIT AML Grant”). During the nine months ended September 30, 2025 and 2024, we recognized $0.7 million and $2.4 million of revenue, respectively, associated with the CPRIT AML Grant.

In September 2022, we received notice from the FDA that it had awarded us a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML (the “FDA Grant”). During the nine months ended September 30, 2025 and 2024, we recognized $0.1 million and $0.5 million of revenue, respectively associated with the FDA Grant.

In May 2023, we received notice of a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents (the “SBIR AML Grant”). During the nine months ended September 30, 2025 and 2024, we recognized $0.3 million and $0.7 million of revenue associated with the SBIR AML Grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the NIH SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”). During the nine months ended September 30, 2025 and 2024, we recognized approximately $0.3 million and nil of revenue associated with the Decoy Grant, respectively.

In August 2024, the Company received notice of an additional $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (“NHL”) who have relapsed following anti-CD19 chimeric antigen receptor (“CAR”) T cell therapy (the “SBIR NHL Grant”). During the nine months ended September 30, 2025 and 2024, we recognized $0.6 million and $0.7 million of revenue associated with the SBIR NHL Grant, respectively.

In August 2024, the Company received another $2.0 million grant from the NIH SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”). During the nine months ended September 30, 2025 and 2024, we recognized approximately $0.2 million and nil of revenue associated with the PANACEA Grant, respectively.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”). The Company recorded $0.2 million of grant income related to this grant for the nine months ended September 30, 2025. As of September 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet. The CPRIT Pancreatic Grant and the CPRIT AML Grant are subject to certain revenue-sharing arrangements, see Note 11 to the accompanying financial statements for further information.

Operating Expenses

Operating expenses incurred during the nine months ended September 30, 2025 were $13.4 million compared to $11.6 million during the same period ended September 30, 2024.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses increased by 15% to $9.7 million for the nine months ended September 30, 2025, compared to $8.4 million for the nine months ended September 30, 2024.

The increase of $1.3 million in 2025 was primarily attributable to the following:

●	increase of $0.6 million in clinical consulting expenses and other expenses,
●	increase of $0.4 million in clinical trial expenses,
●	increase of $0.2 million process development costs, and
●	increase of $0.1 million in headcount-related expenses.

General and Administrative Expenses

General and administrative expenses increased by 4% to $3.3 million for the nine months ended September 30, 2025, compared to $3.2 million during the same period ended September 30, 2024.

The increase of $0.1 million in 2025 was primarily attributable to higher headcount-related expenses and higher legal and professional fees.

Other Income (Expense)

Interest Income

Interest income was $0.4 million for the nine months ended September 30, 2025 and 2024, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Other Income

Other income was $0.1 million and nil for the nine months ended September 30, 2025 and 2024, respectively, and was attributable to a state sales tax rebate from 2022.

Net Loss

The increase in our net loss during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to cost increases in our research and development activities and the loss on termination of the Cell Ready MSA, as well as lower grant income. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MAR-T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited revenue associated with grants to fund research. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof, as well as grants.

Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of September 30, 2025, and taking into consideration the net proceeds received in July and August of 2025 through the sale of Common Stock pursuant to its ATM Agreement with H.C. Wainwright & Co., LLC, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements through the third quarter of 2026, assuming no additional grant funds are received, either from new grants or from existing awarded grants. We are considering raising additional capital through the issuance of common shares and intend to apply for additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the third quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds, of which there can be no assurance.

Cash and Working Capital

The following table sets forth our cash, cash equivalents, restricted cash, and working capital as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Cash, cash equivalents, and restricted cash	$18,943,000	$19,192,000
Working capital	$18,389,000	$18,558,000

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended
	September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(10,113,000)	$(6,207,000)
Investing activities	—	—
Financing activities	9,864,000	95,000
Net decrease in cash, cash equivalents, and restricted cash	$(249,000)	$(6,112,000)

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025 was $10.1 million. The use of cash primarily related to our net loss of $10.5 million, offset by $0.4 million of non-cash stock-based compensation.

Net cash used in operating activities from continuing operations during the nine months ended September 30, 2024 was $6.2 million. The use of cash primarily related to our net loss from continuing operations of $6.9 million offset by a $0.5 million increase from changes in assets and liabilities and a $0.2 million increase from stock-based compensation.

Financing Activities

Net cash provided by financing activities was $9.9 million during the nine months ended September 30, 2025 due to net proceeds from the sale of common stock and the net proceeds from the exercise of warrants. Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 2024 due to the net proceeds from the sale of common stock and the exercise of stock options.

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

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the CPRIT to support the Company’s clinical investigation of MT-401 in patients with AML. Through the date of this filing, the Company has received $11.8 million of funds from the CPRIT AML Grant. The Company recorded $0.2 million and $0.7 million of grant income related to the CPRIT grant as revenue during the three and nine months ended September 30, 2025, respectively, and as of September 30, 2025, the Company had a grant income receivable balance of $0.6 million for this grant.

On September 13, 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML. Through the date of this filing, the Company has received $1.2 million from the FDA Grant. The Company recorded approximately

$0.01 million and $0.1 million of grant income related to the FDA Grant as revenue during the three and nine months ended September 30, 2025, and as of September 30, 2025, the Company had approximately $0.01 million of grant income receivable balance for this grant.

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents. Through the date of this filing, the Company has received $1.5 million from the SBIR AML Grant. The Company recorded $0.2 million and $0.3 million of grant income from the SBIR AML Grant as revenue during the three and nine months ended September 30, 2025, respectively, and as of September 30, 2025, the Company had a grant income receivable balance of $0.2 million for this grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the NIH SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy. Through the date of this filing, the Company has received approximately $0.3 million from the NIH for the Decoy Grant. The Company recorded $0.1 million and $0.3 million of grant income related to the Decoy Grant as revenue during the three and nine months ended September 30, 2025, respectively, and as of September 30, 2025, the Company had a grant income receivable balance of approximately $0.02 million for this grant.

In August 2024, the Company received notice of a $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (“NHL”) who have relapsed following anti-CD19 chimeric antigen receptor (“CAR”) T cell therapy. Through the date of this filing, the Company has received $1.2 million of funds from the SBIR NHL Grant. The Company recorded $0.6 million grant income related to the SBIR NHL Grant as revenue for the three and nine months ended September 30, 2025, and as of September 30, 2025, the Company had a grant income receivable balance of $0.6 million for this grant.

In August 2024, the Company received another $2.0 million grant from the NIH SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer. Through the date of this filing, the Company has received approximately $0.2 million of funds from the PANACEA Grant. The Company recorded approximately $0.2 million of grant income related to this grant as revenue for the three and nine months ended September 30, 2025, and as of September 30, 2025, the Company had a grant income receivable balance of $0.2 million for this grant.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. As of the date of this filing, the Company has received $1.5 million of funds related to this grant. The Company recorded nil and $0.2 million of grant income related to this grant as revenue for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, $1.4 million was recorded as restricted cash and deferred revenue on the Company’s condensed consolidated balance sheet. The CPRIT Pancreatic Grant and the CPRIT AML Grant are subject to certain revenue-sharing arrangements, see Note 11 to the accompanying financial statements for further information.

As discussed further below, between July 17 and 21, 2025, the Company sold 1,624,075 shares of common stock pursuant to our ATM Agreement with H.C. Wainwright & Co., LLC for net proceeds of $4.5 million, after deducting agent commissions, at an average price of $2.87 per share. On August 26, 2025, the Company sold an additional 3,734,217 shares of common stock pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC for net proceeds of $5.4 million, after deducting agent commissions, at an average price of $1.48 per share.

As of September 30, 2025, we had working capital of $18.4 million, compared to working capital of $18.6 million as of December 31, 2024. Operating expenses incurred during the three and nine months ended September 30, 2025 were $3.4 million and $13.4 million, respectively, compared to $4.3 million and $11.6 million during the equivalent prior year periods, respectively. Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of September 30, 2025, and taking into consideration the net proceeds received in July and August of 2025 through the sale of Common Stock pursuant to its ATM Agreement with H.C. Wainwright & Co., LLC, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements through the third quarter of 2026, assuming no additional grant funds are received, either from new grants or from existing awarded grants. We are considering raising additional capital through the issuance of securities and intend to apply for additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the third quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds. Our assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

On August 26, 2025, the Company sold 3,734,217 shares of common stock pursuant to the ATM Agreement with H.C. Wainwright & Co., LLC for net proceeds of $5.4 million, after deducting agent commissions, at an average price of $1.48 per share.

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

Item 4.         Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act. Currently, Dr. Vera serves as both our principal executive officer and principal financial officer.

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

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Inadequate funding for the FDA, the SEC, the NIH and other government agencies, including due to government shut downs, or any other disruptions to these agencies’ staffing and operations, could hinder their ability to hire, retain or deploy personnel, and substantial leadership, personnel, and policy changes or otherwise could prevent new products from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result of these factors. Disruptions at the FDA and other agencies, including substantial leadership departures, personnel cuts and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Changes and cuts in FDA staffing have been reported by some in the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Federal agencies in the U.S. were operating under a continuing resolution that expired on September 30, 2025 and as a result, the federal government is currently shutdown. If the government shutdown is prolonged, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Additionally, disruptions at the NIH or changes to the NIH’s budget may negatively impact our operations and ongoing clinical trials. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

There is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the three months ended September 30, 2025.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

(a)

On August 8, 2025, the Board of Directors of the Company increased Juan Vera’s annual base salary from $400,000 to $440,000. Dr. Vera serves as the Company’s President, Chief Executive Officer and Treasurer.

(b)	None.
(c)

Director and Officer Trading Plans and Arrangements. During the quarterly period ended September 30, 2025, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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

Date: November 13, 2025

MARKER THERAPEUTICS, INC.

/s/ Juan Vera
Juan Vera
President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)