Form 10-K
period 2025-12-31
Marker Therapeutics, Inc.
filed 2026-03-18
CIK 1094038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 (the last day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price of $1.53 as reported on the Nasdaq Capital Market as of that date was approximately $17,312,000.

The registrant had 16,673,127 shares of common stock outstanding as of March 16, 2026.

Documents Incorporated By Reference

Portions of the registrant’s proxy statement relating to registrant’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. The forward-looking statements are contained principally in Part I, Item 1: “Business,” Part I, Item 1A: “Risk Factors,” and Part 2, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but are also contained elsewhere in this annual report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. These statements speak only as of the date of this Annual Report and involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.  Forward-looking statements in this annual report include statements as to:

●	our ability to continue as a going concern;
●	the timing, progress and results of clinical trials of multi antigen recognizing (“MAR”)-T cell therapies (formerly known as multi-tumor associated antigen-specific T cells, or multiTAA) and our other product candidates, including statements regarding the timing of initiation and completion of preclinical studies or clinical trials or related preparatory work, the period during which the results of the trials will become available and our research and development programs;
●	the timing of any submission of filings for regulatory approval of product candidates and our ability to obtain and maintain regulatory approvals for product candidates for any indication;
●	our ability to successfully commercialize product candidates;
●	our expectations regarding the potential benefits, activity, effectiveness and safety of our product candidates;
●	our expectations regarding the size of the patient populations, market acceptance and opportunity for and clinical utility of product candidates, if approved for commercial use;
●	our manufacturing capabilities and strategy, including the ease, scalability and commercial viability of our manufacturing methods and processes;
●	our expectations regarding the scope of any approved indications for product candidates;
●	the potential benefits of and our ability to maintain our relationships and collaborations with the Baylor College of Medicine (“BCM”) and other collaboration or strategic relationships;
●	our ability to manufacture our product candidates;
●	our ability to use the MAR-T cell platform to develop future product candidates;
●	our estimates of our expenses, ongoing losses, future revenue, capital requirements and our needs for or ability to obtain additional funding;
●	our ability to identify, recruit and retain key personnel;
●	our ability to protect and enforce our intellectual property position for our product candidates, and the scope of such protection;
●	our financial performance;

ii

●	our competitive position and the development of and projections relating to our competitors or our industry; and
●	the impact of laws and regulations.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are a clinical-stage immuno-oncology company specializing in the development of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. Harnessing millions of years of immunologic evolution, Marker’s Multi Antigen Recognizing (“MAR”)-T cell technology is designed to recognize and kill highly heterogeneous tumors without the need for genetic modifications. This approach selectively expands natural tumor-specific T cells from a patient’s/donor’s blood that are capable of recognizing a broad range of tumor associated antigens, or TAAs. Unlike other T cell therapies, MAR-T cells are able to recognize hundreds of different epitopes within up to six tumor-specific antigens to produce broad spectrum anti-tumor activity. Targeting multiple antigens simultaneously exploits the natural capacity of T cells to recognize and kill tumor targets via native T cell receptors (“TCR”), while limiting tumor adaptation/escape by antigen-negative selection or antigen down-regulation. When infused into a patient with cancer, the MAR-T cells are designed to kill cancer cells expressing the TAA.

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

We anticipate to continue to advance two product candidates for 3 clinical indications as part of our MAR-T cell program for:

●	Autologous MAR-T cell product for the treatment of lymphoma and pancreatic cancer (MT-601)
●	Off-the-Shelf (“OTS”) product in various indications (e.g., MT-401-OTS in AML or MDS)

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

We are evaluating the safety and efficacy of MT-601 in a Phase 1, multicenter, open-label study (APOLLO) in participants with relapsed lymphoma who either failed or are ineligible for anti-CD19 CAR-T cell therapy. MT-601 is a MAR-T cell product that specifically targets six different tumor antigens upregulated in lymphoma cells (Survivin, PRAME, WT1, NY-ESO-1, SSX-2, MAGEA-4). Although CD19-targeting CAR-T cell therapies have gained acceptance as treatment for patients with lymphoma, 40-60% of patients relapse within the first year of treatment (Chong et al, N Engl J Med, 2021; Neelapu et al, Blood, 2023.). These post-CD19 CAR-T relapsed patients currently have no approved standard of care, illustrating a high unmet medical need and urgency for new therapies. In addition, CAR-T cells are associated with severe side effects such as CRS or ICANS and may increase the risk for secondary malignancies (U.S. Food and Drug Administration, November 28, 2023). Data from clinical trials to date have demonstrated that MAR-T cells are well tolerated with no evidence of ICANS. In addition, Marker’s non-engineered MAR-T cell approach selectively expands natural tumor-specific T cells from a patient’s blood that can recognize a broad range of tumor antigens, minimizing the risk of mutagenesis.

In August 2022, the FDA cleared our IND application for MT-601 for the treatment of patients with relapsed non-Hodgkin lymphoma who have failed or are ineligible to receive anti-CD19 CAR-T cell treatment. The Phase 1 APOLLO trial was initiated in January 2023. In June 2023, we reported first enrollment in the dose escalation stage of the Phase 1 study. In August 2025, the Company provided an update on the progress and clinical observations from the Phase 1 study, with a data cutoff date of June, 2025. In this update, clinical data was available for a total of 24 B cell lymphoma patients from 7 clinical sites across the United States, including 15 patients with Non-Hodgkin Lymphoma (“NHL) and 9 patients with Hodgkin Lymphoma (“HL”). At the time of the data cutoff, 12 NHL and 9 HL patients have been assessed. Study participants showed objective responses and a favorable safety profile with and without lymphodepletion.

Key findings from the APOLLO study include:

●	Safety – The dose escalation portion of the study tested doses ranging from 100x10[6]-400x10[6] cells. Infusion of MT-601 was well tolerated in all study participants, with no observation of immune-effector cell associated neurotoxicity syndrome (ICANS) and two reported Grade 1 cytokine release syndrome (“CRS”) events (fever; no treatment was required). No dose limiting toxicities (“DLTs”) or immune effector cell-associated neurotoxicity syndrome (“ICANS”) have been reported to date.
●	Efficacy and Duration of Response – Eight out of 12 NHL patients achieved objective responses (66%), with 6 patients demonstrating complete response (“CR”) as best response (50%). Durable responses were observed (range 3-24 months) with 5 NHL patients showing continued response over 6 months, including 3 patients with over 12 months durability. Seven out of 9 HL patients had objective responses (78%), with 1 patient demonstrating CR (11%) highlighting the versatility of MT-601 across multiple histologies.

Based on these favorable safety and efficacy outcomes, the study has advanced to the dose expansion phase, evaluating MT-601 at the highest dose level in patients with Diffuse Large B Cell Lymphoma (“DLBCL”) who have relapsed after anti-CD19 CAR-T therapy or are ineligible for CAR-T treatment.

MT-601 for the Treatment of Pancreatic Cancer

We reported data for a Phase 1/2 clinical trial (TACTOPS) conducted at Baylor College of Medicine demonstrating encouraging objective clinical responses and a disease control rate of 84.6% when combining MAR-T cells (targeting five TAAs) with frontline chemotherapy in patients with pancreatic cancer. To date, no cytokine release syndrome or neurotoxicity have been observed in this trial (Musher BL, Vasileiou S, Smaglo BG et al, Nat Med, 2026).

In January 2022, the FDA granted orphan drug designation to MT-601 for the treatment of patients with pancreatic cancer. The FDA cleared our IND application for MT-601 in November 2022 to initiate the PANACEA study, a Phase 1 multicenter clinical trial in locally advanced, unresectable or metastatic pancreatic cancer to assess the safety and efficacy of MT-601 in combination with front-line chemotherapy. The PANACEA trial will include a dose escalation portion followed by a dose expansion portion. In 2024, the Company was awarded a $9.5 million grant from the Cancer Prevention & Research Institute of Texas (“CPRIT”) and a $2 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer. With the support of these grants, we will be able to advance MT-601 in pancreatic cancer without affecting our operations in the ongoing study of MT-601 in patients with lymphoma.

MT-401-OTS Program

Since January 2024, Marker has been advancing MT-401 in an OTS program in patients with AML or MDS in the Phase 1 RAPID study. MT-401-OTS has the potential to provide a fast treatment option for patients with rapidly progressing diseases. The Company believes that using commercially available leukapheresis material from heathy donors can facilitate large-scale manufacturing and expedite treatment as fast as 72 hours, while also enabling broader scalability and accessibility of cell therapies at a lower per-dose cost. We have established a cellular inventory manufactured from heathy donors, and anticipate that a single donor could provide treatment for approximately 40 patients.

In October 2025, the Company announced that the first patient has been treated in the OTS program, with encouraging preliminary safety data. This observation is consistent with the favorable safety profile and tolerability previously reported for MAR-T cells. The OTS product will be initially investigated in patients with AML or MDS, with the potential to be expanded to other indications.

With the grant support from the FDA Orphan Products Grant program, NIH Small Business Innovation Research (“SBIR”) program and the Cancer Prevention and Research Institute of Texas (“CPRIT”), the Company will be able to advance the OTS program without affecting the investigation of its lead asset, MT-601, in patients with relapsed lymphoma.

Pipeline

Our clinical-stage pipeline is set forth below:

Our Strategy

Our MAR-T cells are designed to enhance the capacity of non-engineered T cells to identify and kill cancer by increasing the diversity and quantity of naturally occurring cancer killing T cells within the patient.

Our goal is to become a leader in the development and commercialization of transformative immunotherapies for the treatment of hematological malignancies and solid tumors. We are developing a portfolio of highly differentiated T cell therapies utilizing the MAR-T cell platform that we believe has the potential to significantly disrupt the current cell therapy landscape, while substantially improving survival and quality of life for patients with cancers.

The key elements of our strategy include:

●	Expedite clinical development, regulatory approval, and commercialization of our lead product candidates.

Based on the encouraging clinical data from the Phase 1 APOLLO study, we are prioritizing the advancement of MT-601 in patients with relapsed lymphoma and plan to advance the OTS program initially in patients with AML or MDS, with the potential to be expanded to other indications.

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

We plan to explore new product opportunities by increasing and/or customizing the antigens we target to expand the indications in which the MAR-T cell products will be efficacious, including hematologic malignancies or solid tumors. Additionally, our research and development efforts may include the exploration of different doses and/or frequency of dosing and the relationship of these factors with potential therapeutic benefit.

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

T Cell Therapy Overview

The field of adoptive cell transfer is currently comprised primarily of chimeric antigen receptor (“CAR”) and T cell receptor (“TCR”) engineered T cells and has emerged from principles of basic immunology to become a paradigm-shifting clinical immunotherapy. T cell therapy, which we believe has evolved as one of the most promising branches of immunotherapy. T cell immunotherapy involves the infusion of T cells into a patient. Immune cells used for immunotherapy treatments can either be collected from the patient (autologous) or harvested from a donor (allogeneic). The cells are retrieved and either genetically modified to express tumor-specific CARs or TCRs or stimulated with specific antigens. The cells are then cultured to proliferate, and the proliferated cells are infused into the patient. Upon infusion, the cells can target and eliminate cancerous cells. Unlike chemotherapy, which is unable to distinguish between healthy and malignant cells, T cells produced for immunotherapy can selectively attack cancer cells that express the target antigen(s). This leads to a more effective treatment platform with fewer side effects. Some of these infused T cells may remain in the body for long periods, providing immunological memory, thus leading to longer and more durable responses.

TCRs and CARs have distinct signaling properties and antigen sensitivities. TCRs recognize peptide fragments from proteins expressed either inside the cell or on the cell surface, which are presented to T cells via major histocompatibility complex (“MHC”) molecules. CARs are programmed to recognize a specific cell surface protein. Because CARs are specific for a single antigen, or more precisely a single epitope within the single antigen, they are very narrowly focused and have limitations. When a CAR-T cell product is applied to a specific antigen of a heterogeneous disease, CAR-T cells may leave behind tumor cells that do not express the target antigen, which can lead to tumor relapse due to immune escape.

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

MAR-T Cell Therapies

We are advancing two MAR-T cell therapies through clinical development:

•

Autologous MAR-T cell therapies – The autologous product targets the NY-ESO-1, PRAME, MAGE - A4, Survivin, WT1 and SSX2 antigens (MT-601). We recently reported updated clinical data from our Phase 1 clinical trial investigating MT-601 for the treatment of patients with lymphoma who have relapsed after CAR-T therapy. In addition, we received an Investigational New Drug (IND) cleared by the U.S. FDA to investigate MT-601 in a Phase 1 trial in patients with pancreatic cancer in combination with frontline chemotherapy.

•

Off-the-Shelf (“OTS”) MAR-T cell therapies – The OTS product targets WT1, NY-ESO-1, PRAME, and Surviving antigens (MT-401-OTS). Enrolled patients are matched to the pre-manufactured inventory of MT-401-OTS products based on their human leukocyte antigen (“HLA”). Because the MT-401-OTS product inventory is pre-manufactured, the T cell product is delivered to the patient in a significantly shorter amount of time than a patient-specific T cell product.

While the blood source and the antigens for stimulation differ between our autologous and OTS products, the manufacturing process for each product is identical.

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

Based on our observations in clinical trials in AML, pancreatic cancer, lymphoma, ALL and MM, we believe that the MAR-T cell therapies have the potential to mediate a meaningful anti-tumor effect, as well as significant in vivo expansion of T cells. For example, in BCM’s Phase 1 clinical trial in lymphoma (TACTAL), there were complete responses, or CRs, in six of the fifteen evaluable patients with both Hodgkin lymphoma and non-Hodgkin lymphoma with active disease. Significantly, no patient with a CR has subsequently relapsed with disease, whereas typically 30% or more of patients with CR in reported CAR-T studies relapse within one year (Vasileiou et al., J Clin Oncol, 2021). In patient results to date in this trial, observed therapeutic responses appear to be highly durable, with some patients being relapse-free beyond five years. In 2023, Marker treated the first patient in the Phase 1 APOLLO trial investigating the safety and efficacy of MT-601 in patients with lymphoma. Marker recently provided an update on the progress and clinical observations from the study highlighting durable objective responses and a favorable safety profile in relapsed lymphoma.

●	Non-genetically modified T cells.

Unlike CAR and TCR-based approaches, the MAR-T cell therapy does not require genetic modification of T cells, a costly and complex process that significantly complicates the manufacturing of a patient product. We believe our MAR-T cell therapy represents a safe alternative to CAR-T cells and can be manufactured at a fraction of the cost of a gene-modified T cell product, with substantially reduced complexity of manufacturing.

●	Low incidence rate of adverse events.

As of February 2026, the infusion of MAR-T cells was generally well tolerated by the patients across clinical trials in hematological and solid tumor indications, and no dose limiting toxicities or neurotoxicity were attributed to the use of MAR-T cells to date. This appears to compare favorably with published CD19 CAR-T studies that have been associated with substantial tolerability and safety concerns, and investigations by the FDA regarding the risk of CAR-T cell therapies to potentially induce secondary cancers.

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

Clinical Development of Our MAR-T Cell Therapies by BCM

The following clinical trials were conducted by BCM pursuant to our strategic alliance. In each trial, correlative studies showed significant expansion of MAR-T cells in vivo.

Lymphoma

BCM evaluated MAR-T cells (5 TAA product) in a Phase 1 clinical trial for the treatment of patients with lymphoma. A total of 32 patients received two protocol-specified infusions of MAR-T cells, 14 with Hodgkin lymphoma, or HL, and 18 with aggressive non-Hodgkin lymphoma, or NHL.

As reported in a publication by Vasileiou et al., BCM had treated 15 patients with active disease (active lymphoma group), all of whom had completed a follow-up period beyond three months post-infusion. These patients were heavily pre-treated and had failed a median of five prior lines of therapy (range four to eight) for the HL patients and a median of three prior lines of therapy (range three to four) for the NHL patients. As illustrated below, in the active lymphoma group, six patients achieved CR and nine patients had experienced stable disease. None of the patients in CR had relapsed, and the range for the duration of CR in these patients was between two and over five years after being infused with MAR-T cells with the exception of one patient who died of an unrelated pneumonia while in a CR. Responses in all six patients who entered CR were associated with an expansion of infused T cells, as well as induction of broad-based antigen spreading across many tumor-associated antigens.

Phase I - Active Lymphoma Clinical Trial Outcomes

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

Months
2
4
6
8
10
12
14
16
18
20
22
Progressive Disease
Complete Response
Stable Disease
Another line of therapy while in SD

*Antigen Escalation Cohort

Source: Vasileiou et al. T-Cell Therapy for Lymphoma Using Nonengineered Multiantigen-Targeted T Cells Is Safe and Produces Durable Clinical Effects. JCO. 2021 Jan 28

BCM also treated 17 patients, including one patient who was treated a second time after a relapse, in remission (adjuvant lymphoma group). Like the active lymphoma group, these patients were heavily pre-treated with seven patients with HL treated with a median of 4 prior lines of therapy (range: three to five) and 10 patients with NHL with a median of three prior lines of therapy (range: one to five). As illustrated below, in the adjuvant lymphoma group, all 17 patients had entered CR, with 14 patients in continued complete remission, or CCR, without relapsing. The duration of responses ranged from approximately nine months to over five years.

In both treatment groups, the MAR-T cells were well tolerated, with no drug-related serious adverse events.

Pancreatic Cancer

In May 2020, we reported interim data from an ongoing Phase 1/2 clinical trial investigating MAR-T cells for the treatment of pancreatic adenocarcinoma being conducted by BCM. In 2020, we reported that in this trial, BCM administered MAR-T cells to a total of 31 patients with advanced or borderline resectable pancreatic adenocarcinoma in three arms: 13 patients in Arm A, which included patients with unresectable/metastatic disease who were responding to standard first-line chemotherapy; 12 patients in Arm B, which included patients with progressive disease or therapy intolerance; and eight patients in Arm C, which includes patients with surgically resectable disease.

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

BCM conducted a Phase 1 AML/MDS clinical trial investigating MAR-T cells for the treatment of patients with post-transplant AML. In this trial, patients in remission with high risk for relapse, as well as patients with active disease post-transplant were treated. As reported in a 2021 publication by Lulla et al., 11 of the 17 patients in the adjuvant disease setting dosed with the MAR-T cell therapy after receiving an allogeneic HSCT did not relapse during the follow-up period of the study, with 11 of 15 patients (two patients were each treated during two different remissions) remaining alive (estimated two-year overall survival of 77%) at a median follow-up of 1.9 years post-infusion which compares favorably with HSCT outcomes for risk-matched AML/MDS patients post-HSCT.

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

In this trial, the infusion of MAR-T cells was well tolerated, with no drug-related serious adverse events and no instances of greater than Grade 2 acute graft-versus-host disease or moderate-severe chronic GVHD. The maximum grade treatment-related adverse event was seen in one patient in the adjuvant disease group who had a possibly drug-related Grade 3 elevation of liver enzymes but was treated with prednisone with complete resolution. After discontinuing treatment and receiving decitabine, the patient relapsed and later re-enrolled in the trial in the active disease group and entered CR for 13 months and survived for 2.5 years.

Process Development and Manufacturing of the MAR-T Cell Therapies

In the manufacturing process, blood is drawn from either the individual patient (in the case of the autologous T cells) or from healthy donors/commercially available leukapheresis material (in the case of the OTS program). Although the T cells that are selected and expanded by our process exist in a patient’s circulating blood, these T cells are often present at very low frequencies. Researchers at BCM believe that these T cells are adversely affected by the suppressive tumor microenvironment. It is a well-accepted concept that cancers not only evade immune detection but often actively suppress the function of the human immune system. Our manufacturing and culturing process is intended to (1) identify the T cells specific for the antigens that we intend to target, (2) restore these T cells to functionality with respect to their anti-tumor capability and (3) expand the population of those T cells specific for our targets to achieve the required patient dose.

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

On February 22, 2024, we entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready for the provision of various products and services by Cell Ready. Cell Ready, which is owned by one of our former directors, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). On March 27, 2025, we mutually agreed with Cell Ready to terminate the MSA. In connection therewith, we entered into a settlement and release agreement with Cell Ready pursuant to which we paid Cell Ready approximately $453,000 and we provided one another with mutual releases of all claims associated with any and all agreements between Marker and Cell Ready.

While BCM continues to supply us with products as we continue our clinical trials, in anticipation of the commencement of our larger pivotal trial for lymphoma in 2026, as well as the eventual need for commercial scale production, on June 16, 2025, the Company entered into a Statement of Work (the “SOW”) with Cellipont Bioservices (“Cellipont”), a leading cell therapy Contract Development and Manufacturing Organization (“CDMO”), for the manufacturing of MT-601, the Company’s lead MAR-T cell product. Pursuant to the SOW, Cellipont will provide technology transfer and cGMP manufacturing services to support the scale-up and production of MT-601 for Marker’s APOLLO study.

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

During the years ended December 31, 2025 and 2024, we incurred $0.8 million and $5.8 million, respectively, in expenses related to Cell Ready services and manufacturing costs, as well as $0.5 million during the year ended December 31, 2025 in connection with the termination of the MSA as noted above. During the years ended December 31, 2025 and 2024, we paid $2.6 million and $5.5 million, respectively related to Cell Ready invoices received. During the years ended December 31, 2025 and 2024, we incurred $3.2 million and approximately $7,000, respectively, in expenses related to BCM services and manufacturing costs. During the years ended December 31, 2025 and 2024, we paid approximately $3.0 million and $0.1 million related to BCM invoices received, respectively. During the years ended December 31, 2025 and 2024, we incurred $0.7 million and nil, respectively, in expenses related to Cellipont services and manufacturing costs. During the years ended December 31, 2025 and 2024, we paid $0.6 million and nil related to Cellipont invoices received, respectively.

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

In a number of countries, including in particular, developing countries, government officials and other groups have suggested that pharmaceutical companies should make drugs available at a low cost. In some cases, governmental authorities have indicated that where pharmaceutical companies do not do so, their patents might not be enforceable to prevent generic competition. Some major pharmaceutical companies have greatly reduced prices for their drugs in certain developing countries. If certain countries do not permit enforcement of any of our patents, sales of our products in those countries, and in other countries, could be reduced by generic competition or by parallel importation of our product. Alternatively, governments in those countries could require that we grant compulsory licenses to allow competitors to manufacture and sell their own versions of our products in those countries, thereby reducing our product sales, or we could respond to governmental concerns by reducing prices for our products. In all these situations, our results of operations could be adversely affected.

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

1. “Generation of CTL Lines with Specificity Against Multiple Tumor Antigens or Multiple Viruses”

2. “Pepmixes to Generate Multiviral CTLs with Broad Specificity”

3. “Immunogenic Antigen Identification from a Pathogen and Correlation to Clinical Efficacy”

4. “T cell performance assay as a prognostic factor for clinical outcome”

In partial consideration for the exclusive rights granted under the BCM License Agreement, Marker Cell Therapy, Inc., an entity that is now our wholly owned subsidiary, issued shares of its common stock to BCM valued at approximately $5.0 million at the time of issuance. Such initial equity issuance was exchanged into merger consideration of 149,081 shares of our common stock and warrants to acquire 54,064 shares of our common stock in connection with the merger we completed in October 2018, each as adjusted to reflect the reverse stock split that we effected in January 2023. Additional consideration includes a royalty paid on net sales by us to BCM according to the royalty schedule in the BCM License Agreement. The royalty fee schedule is based on aggregate net sales in four different ranges: (1) less than $500 million, (2) $500 million to $1.0 billion, (3) $1.0 billion and over, and (4) $2.0 billion and over. The corresponding royalty percentages range from 0.65% to 5.0% - increasing in proportion to the aggregate net sales. The royalty fee may be reduced in the event that we must pay additional royalties with respect to third-party owned patent rights or technology necessary for the use, manufacture or sale of a licensed product. We also agreed to pay BCM up to an aggregate of $64.85 million in milestone payments upon the occurrence of nine particular milestones relating to completion of the first dosing in the first Phase 3 clinical trial for a first and second distinct product, receipt of approval from the FDA and the achievement of certain net sales goals. We are also responsible for sublicensing fees. In addition, under the BCM License Agreement, we are responsible for reimbursing BCM for patent-related expenses. BCM is responsible for filing, prosecuting and maintaining all patent applications and patents included in the licensed patent rights, and we have agreed to reimburse BCM for all such related legal costs incurred after the date of the BCM License Agreement, except such legal costs shall be reduced on a pro-rata basis on a patent or patent application basis should BCM license such patent or patent application in additional fields of use to any third party.

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

Cancer Prevention and Research Institute of Texas

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support our clinical investigation of MT-401 (the “CPRIT AML Grant”). In December 2024, we received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with pancreatic cancer (the “CPRIT Pancreatic Grant”). Both CPRIT grants contain identical terms surrounding intellectual property and revenue sharing.

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

Trademarks

In 2024, the USPTO has accepted the Statement of Use filed for the trademark application “Marker Therapeutics.” We also have rights to use other names essential to our business. Federally registered trademarks have a perpetual life if they are maintained and renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks if they claim priority or confusion of usage. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value to us.

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

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s current Good Laboratory Practices, or GLP, regulation;
●	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
●	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial may commence;
●	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
●	preparation of and submission to the FDA of a biologics license application, or BLA, after completion of all pivotal clinical trials;
●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
●	satisfactory completion of an FDA Advisory Committee review, if applicable;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP; and

●	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

Human Resources

Employees

As of December 31, 2025, we had 5 full-time employees: 1 clinical and 4 in administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Nevada in 1991 under the name “TapImmune, Inc.” and reincorporated in Delaware in October 2018 under the name “Marker Therapeutics, Inc.” Our principal executive offices are located at 2450 Holcombe Blvd, TMC Partners Office 1.311, Houston, Texas, and our telephone number is (713) 400-6400. Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”.

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

Risks Associated with Our Business

Our business is subject to numerous risks that you should be aware of before making an investment decision. These risks are described more fully in this “Risk Factors” section and include, among others:

●	We are a clinical stage company with a history of operating losses, and we expect losses to continue for the indefinite future. These factors raise substantial doubt regarding our ability to continue as a going concern.
●	All of our product candidates are in clinical development. If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, or successfully develop any other product candidates, or experience significant delays in doing so, our business will be harmed.
●	The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.
●	The results of earlier preclinical and clinical trials may not be predictive of future clinical trial results.
●	Our preclinical studies and clinical trials may fail to demonstrate the safety and efficacy of our product candidates, or serious adverse or unacceptable side effects may be identified during the development of our product candidates, which could prevent or delay regulatory approval and commercialization, increase our costs or necessitate the abandonment or limitation of the development of some of our product candidates.
●	We are dependent on third-party vendors to maintain and support our manufacturing and cell processing. If any of our third-party vendors experience disruptions, or otherwise cease or substantially reduce their operations, our business and operations could be adversely affected.
●	Our strategic relationship with BCM is dependent, in part, upon our ongoing relationship with key medical and scientific personnel and advisors.
●	Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and the medical community.
●	The biotechnology and immunotherapy industries are characterized by rapid technological developments and a high degree of competition. We may be unable to compete with more substantial enterprises.
●	If we are unable to protect our proprietary rights, we may not be able to compete effectively or operate profitably.
●	We are subject to extensive regulations, which can be costly, time consuming and can subject us to unanticipated delays. Even if we receive regulatory approval of our product candidates, we will be subject to ongoing quality and regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	The price of our stock may be volatile.

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

We have no approved products or product candidates pending approval. As a result, we have not derived any revenue from the sales of products and have not yet demonstrated ability to obtain regulatory approval, formulate and manufacture commercial-scale products, or conduct sales and marketing activities necessary for successful product commercialization. We have no sources of significant revenue to provide incoming cash flows to sustain our future operations. Our ability to pursue our planned business activities depends upon our successful efforts to raise additional financing, which may be adversely impacted by potential worsening global economic conditions, including decades-high inflation and concerns of a recession in the United States or other major markets, and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide. Weaknesses and volatility in the capital markets and the economy in general could also increase our costs of borrowing. Such additional financing may not be available on favorable terms, or at all.

We have sustained losses from operations in each fiscal year since our inception, and we expect losses to continue for the indefinite future due to the substantial investment in research and development. Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activity, and cash and cash equivalents as of December 31, 2025, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2026, assuming no additional grant funds are received. These factors raise substantial doubt regarding our ability to continue as a going concern.

We currently plan to raise additional capital through the issuance of common shares and receipt of additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the fourth quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. Our future cash requirements are based on our clinical and research and development plans, timing expectations related to the progress of our programs, and are subject to our ability to effectively manage our costs, raise additional capital, and receive additional grants. We expect to spend substantial additional sums on the continued administration and research and development of licensed and proprietary product candidates and technologies with no certainty that our approach and associated technologies will become commercially viable or profitable as a result of these expenditures. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, allocate limited financial resources among our product candidates, or cease operations in the near future. If any of our product candidates fail in clinical trials or do not gain regulatory approval, we may never generate revenue. Even if we generate revenue in the future, we may not be able to become profitable or sustain profitability in subsequent periods.

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

If we do not achieve our projected development goals in the timeframes we announce and expect, the commercialization of our products may be delayed.

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

We do not operate our own cGMP manufacturing facility and instead rely on third parties for the clinical and, once approved, commercial manufacture of our product candidates. Our manufacturing process was originally developed at Baylor College of Medicine and we continue to contract with BCM to perform a wide variety of services to ensure the continuation of our research and development efforts, with the goal of optimizing our manufacturing process, product quality and commercial scalability. We continue to order products from BCM and BCM continues to supply us with products.

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

While BCM continues to supply us with products, as we continue our clinical trials, in anticipation of the commencement of our larger pivotal trial for lymphoma in 2026, as well as the eventual need for commercial scale production, on June 16, 2025, the Company entered into a Statement of Work (the “SOW”) with Cellipont Bioservices (“Cellipont”), a leading cell therapy Contract Development and Manufacturing Organization (“CDMO”), for the manufacturing of MT-601, the Company’s lead MAR-T cell product.

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

We depend on a limited number of vendors for supply of certain materials and equipment used in the manufacture of our MAR-T cell therapy-based product candidates. For example, in the past, we purchased equipment and reagents critical for the manufacture of our product candidates from Wilson Wolf (a company controlled by our former director, John Wilson), Almac and other suppliers. As previously disclosed, Mr. Wilson resigned as one of our directors on January 24, 2025. Some of our direct or indirect suppliers may not have the willingness or capacity to support commercial products manufactured under cGMP by biopharmaceutical firms or may otherwise be ill-equipped to support our needs. We also may not have supply contracts with many of these suppliers and may not be able to obtain supply contracts with them on acceptable terms or at all. Accordingly, we may not be able to obtain key materials and equipment to support clinical or commercial manufacturing. Further, the FDA may determine that our manufacturing process, or the materials required for the manufacture of our product candidates, are not acceptable, which would require us to find alternative suppliers or processes, which may not be available on favorable terms, if at all.

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

Risks Related to our Reliance on Third Parties

We rely on third parties for the clinical and, if approved, commercial manufacture of our product candidates. The third-party manufacturing facilities on which we rely may have limited capacity or fail to meet the applicable stringent regulatory requirements.

We do not have any cGMP manufacturing facilities. Following the termination of our MSA with Cell Ready, we rely on BCM for the cGMP manufacture of our product candidates for clinical development. While BCM continues to supply us with products, as we continue our clinical trials, in anticipation of the commencement of our larger pivotal trial for lymphoma in 2026, as well as the eventual need for commercial scale production, on June 16, 2025, the Company entered into a Statement of Work (the “SOW”) with Cellipont Bioservices (“Cellipont”), a leading cell therapy Contract Development and Manufacturing Organization (“CDMO”), for the manufacturing of MT-601, the Company’s lead MAR-T cell product. However, there is no guarantee that we will or have properly estimated our required manufacturing capacities or that the third parties on which we rely to manufacture our products will be able or willing to perform on our proposed timelines or to meet our manufacturing demands, if at all. Also, if we must increase production capacity for any reason, we may need to make considerable investments that could lead to significant financing needs or require us to enter into subcontracting agreements in order to outsource part of the production.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. We are highly dependent on our management, scientific, and medical personnel and consultants, including in particular Juan Vera, M.D., who plays multiple roles as our President, Chief Executive Officer, and Principal Financial and Accounting Officer, as well as others. The loss of the services of our executive officer, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm to our business. We have a priority to quickly train additional qualified scientific and medical personnel to ensure the ability to maintain business continuity. Any delays in training such personnel could delay the development, manufacture, and clinical trials of our product candidates.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or third-line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our research and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research by third parties, and may prove to be incorrect. We do not have verifiable internal marketing data regarding the potential size of the commercial market for our product candidates, nor have we obtained independent marketing surveys to verify the potential size of the commercial markets for our current product candidates or any future product candidates. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of treatable patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates and may also be limited by the cost of our treatments and the reimbursement of those treatment costs by third-party payors. For instance, we expect our lead product candidate to initially target patients with lymphoma who have relapsed after anti-CD19 CAR-T cell therapy or who are ineligible to receive anti-CD19 CAR-T cell treatment. Even if we obtain significant market share for our product candidates, because the potential target populations might be small, we may not achieve profitability without obtaining regulatory approval for additional indications, and we may spend large amounts of money trying to obtain approval for product candidates that have an uncertain commercial market.

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

In addition, the One Big Beautiful Bill Act (“OBBBA”), which was signed into law on July 4, 2025, includes provisions that will impact the United States healthcare system in various ways. For example, the OBBBA is expected to significantly reshape the Medicaid program, including by introducing new work and eligibility requirements and changes to Medicaid payment and financing. Although the full impact of the OBBBA on the healthcare system and our business is uncertain, we may face increased costs and complexity in completing clinical development of and commercializing any product candidates for which we may receive regulatory approval, which could adversely affect our business and prospects.

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

The listing of our common stock on Nasdaq does not assure that a meaningful, consistent and liquid trading market currently exists or will exist in the future. The trading price of our common stock may fluctuate substantially. The price of our common stock that will prevail in the market may be higher or lower than the price at which our shares of common stock, depending on many factors, some of which are beyond our control and may not be related to our company or our operating performance. These fluctuations could cause you to lose part or all of your investment in our common stock. Those factors that could cause fluctuations include, but are not limited to, the following:

●	price and volume of fluctuations in the overall stock market from time to time;
●	fluctuations in stock market prices and trading volumes of similar companies;
●	the thinly traded nature of our common stock;
●	actual or anticipated changes in our net loss or fluctuations in our operating results or in the expectations of securities analysts;
●	results of our preclinical studies and clinical trials or delays in anticipated timing;
●	the issuance of new equity securities pursuant to a future offering, including issuances of preferred stock, or sales of large blocks of our stock and sales by insiders and our institutional investors;
●	announcements of new collaboration agreements with strategic partners or developments by our existing collaboration partners;
●	announcements of acquisitions, mergers or business combinations;
●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	general economic conditions and trends, including changes in interest rates, and other national and global conditions, including pandemics and related global economic uncertainty;
●	major catastrophic events;
●	departures of key personnel;
●	events affecting BCM, our CDMO or any future collaborators;
●	announcements of new product candidates or technologies, commercial relationships or other events, including the results of clinical trials, or variations in our quarterly operating results;
●	regulatory developments in the United States and other countries, including changes in the structure of healthcare payment systems, or other positive and negative events relating to healthcare and the overall pharmaceutical and biotechnology sectors;
●	failure of our common stock to maintain listing requirements on Nasdaq;
●	the outcome of any litigation to which we are a party;
●	changes in accounting principles; and

●	discussion of our company or our stock price by the financial and scientific press and in online investor communities.

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

As of December 31, 2025, we had 16.7 million shares of our common stock issued and outstanding. Those outstanding shares represent a minority of our authorized shares, meaning that the ownership position of the current stockholders could be diluted significantly were we to issue a large number of additional shares. In addition, as of December 31, 2025, there were outstanding options for an aggregate of approximately 1.8 million shares of common stock at a weighted average exercise price of $7.77 per share. Further, as of December 31, 2025, there were outstanding warrants for an aggregate of approximately 7.7 million shares of common stock at a weighted average exercise price of $2.62 per share. We have registered the resale of the shares issuable upon exercise of our outstanding warrants, and as a result the shares issued upon exercise will be tradable by the exercising party. Upon such registration, the holders may sell these shares in the public markets from time to time, without limitations on the timing, amount, or method of sale. If our stock price rises, the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline and cause existing stockholders to experience significant further dilution.

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

Health epidemics may also affect the conduct of our clinical trials. We previously experienced temporary delays in enrollment due to the COVID-19 pandemic and in satisfying certain FDA requirements to move forward with the trial, which together resulted in a delay in our overall timelines for this trial. Our ongoing and future clinical trials may also be affected by future pandemics. Patient enrollment and clinical site initiation, while ongoing, may be delayed due to prioritization of hospital resources toward pandemics or other health emergencies, if they arise. Some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, we may be unable to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to health epidemics, which would adversely impact clinical trial operations.

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

ITEM 2. PROPERTIES

We do not own any real estate or other properties. We utilize office space at 2450 Holcombe Blvd, TMC Partners Office 1.311, Houston, TX 77021, which is also our principal business office.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for trading on the Nasdaq Capital Market under the symbol “MRKR”. As of March 16, 2026, we had 39 stockholders of record, whom are holding shares. The price of our common stock on March 16, 2026 was $1.41 per share.

Dividend Policy

No dividends have been declared or paid on our common stock. We have incurred recurring losses and do not currently intend to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Repurchase Of Equity Securities

We did not repurchase any equity securities.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited consolidated financial statements as of December 31, 2025 and December 31, 2024 and (ii) the section entitled “Business”, included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

We anticipate to continue to advance two product candidates for 3 clinical indications as part of our MAR-T cell program for:

●	Autologous MAR-T cell product for the treatment of lymphoma and pancreatic cancer (MT-601)
●	Off-the-Shelf (“OTS”) product in various indications (e.g., MT-401-OTS in AML or MDS)

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

In August 2025, we issued a press release providing an update on the progress and clinical observations from the Phase 1 APOLLO study, with a data cutoff date of June 2025. Our Phase 1 APOLLO study is investigating MT-601, a MAR-T cell product, in patients with lymphoma who have relapsed after anti-CD19 chimeric antigen receptor (CAR) T cell therapy or for whom anti-CD19 CAR-T cells are not an option. In this update, clinical data was available for a total of 24 B-cell lymphoma patients from 7 clinical sites across the United States, including 15 patients with Non-Hodgkin Lymphoma (“NHL”) and 9 patients with Hodgkin Lymphoma (“HL”). At the time of the data cutoff, 12 NHL and 9 HL patients have been assessed. Study participants showed objective responses and a favorable safety profile with and without lymphodepletion.

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

Effective November 1, 2025, Kathryn Penkus Corzo joined the Company’s Board of Directors.

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

Income Taxes

We recognized ($15,156) and $49,953 in state tax (benefit) expense for the years ended December 31, 2025 and 2024, respectively.

Other Income (Expense)

Other income (expense), net consists of interest income.

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table summarizes the results of our continuing operations (rounded to the thousands except for per share amounts) for the years ended December 31, 2025 and 2024, together with the changes to those items:

	For the Years Ended
	December 31,
	2025	2024	Change
Revenues:
Grant income	$3,546,669	$6,591,080	$(3,044,411)	(46)%
Total revenues	3,546,669	6,591,080	(3,044,411)	(46)%
Operating expenses:
Research and development	11,799,154	13,467,845	(1,668,691)	(12)%
General and administrative	4,184,806	4,241,607	(56,801)	(1)%
Loss on early termination of vendor agreement	453,135	—	453,135	NM
Total operating expenses	16,437,095	17,709,452	(1,272,357)	(7)%
Loss from operations	(12,890,426)	(11,118,372)	(1,772,054)	16%
Other income (expenses):
Interest income	594,206	437,010	157,196	36%
Other income	117,444	—	117,444	NM
Loss from operations before income taxes	$(12,178,776)	$(10,681,362)	$(1,497,414)	14%

Revenue

We did not generate any revenue during the years ended December 31, 2025 and 2024, respectively, from the sales or licensing of our product candidates.

In August 2021, we received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention and Research Institute of Texas (“CPRIT”), to support the clinical investigation of MT-401 as an Off-the-Shelf (“OTS”) product in patients with Acute Myeloid Leukemia (“AML”) (the “CPRIT AML Grant”).

In September 2022, we received notice from the FDA that we had been awarded a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of AML (the “FDA Grant”).

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

In June 2024, we received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”).

In August 2024, we received notice of an additional $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (“NHL”) who have relapsed following anti-CD19 chimeric antigen receptor (“CAR”) T cell therapy (the “SBIR NHL Grant”).

In August 2024, we received another $2.0 million grant from the National Institutes of Health SBIR Program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”).

In December 2024, we received notice an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”).

The following table summarizes grant income recorded for the years ended December 31, 2025 and 2024, by grant:

	For the Years Ended
	December 31,
	2025	2024
Grant income:
CPRIT AML Grant[1]	$900,014	$4,411,149
FDA Grant	118,478	519,750
SBIR AML Grant	472,208	982,182
Decoy Grant	391,305	5,822
SBIR NHL Grant	665,000	665,000
PANACEA Grant	425,670	7,177
CPRIT Pancreatic Grant[1]	573,994	—
Total grant income	$3,546,669	$6,591,080

(1) Both CPRIT grants are subject to certain revenue - sharing arrangements, as per the grant agreements (see Note 10).

Operating Expenses

Operating expenses incurred during the fiscal year ended December 31, 2025 were $16.4 million compared to $17.7 million in the prior year. Significant changes in operating expenses are outlined as follows:

Research and Development Expense

Research and development expenses or clinical trial costs decreased by 12% to $11.8 million for the year ended December 31, 2025, compared to $13.5 million for the year ended December 31, 2024.

The decrease of $1.7 million in 2025 was primarily attributable to the following:

●	Net decrease of $3.2 million in clinical trial expenses, primarily related to the AML study, offset by
●	increase of $1.4 million in clinical consulting expenses, process development costs, and other clinical expenses, and

●	increase of $0.1 million in headcount-related expenses, including stock-based compensation expense

General and Administrative Expenses

General and administrative expenses decreased by 1% to $4.2 million for the year ended December 31, 2025 from $4.2 million during the prior period, and therefore remained consistent overall year over year.

Other Income (Expense)

Interest Income

Interest income was $0.6 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Other Income

Other income was $0.1 million and nil for the years ended December 31, 2025 and 2024, respectively, and was attributable to a state sales tax rebate from 2022.

Net Loss

The increase in our net loss during the year ended December 31, 2025 compared to the year ended December 31, 2024 was due to lower grant income. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MAR-T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited revenue associated with grants to fund research. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof, as well as grants. Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of December 31, 2025, and taking into consideration the net proceeds received in July and August of 2025 through the sale of Common Stock pursuant to its ATM Agreement with H.C. Wainwright & Co., LLC, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2026, assuming no additional grant funds are received, either from new grants or from existing awarded grants. We are considering raising additional capital through the issuance of common shares or preferred shares and intend to apply for additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the fourth quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds, of which there can be no assurance.

Cash and Working Capital

The following table sets forth our cash, cash equivalents, and restricted cash as well as working capital as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Cash, cash equivalents, and restricted cash	$17,042,847	$19,192,440
Working capital	$16,796,814	$18,558,406

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(12,014,081)	$(10,910,324)
Investing activities	—	—
Financing activities	9,864,488	14,991,314
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(2,149,593)	$4,080,990

Continuing Operations

Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 was $12.0 million. The use of cash primarily related to our net loss of $12.2 million and a $0.3 million decrease from changes in assets and liabilities, offset by $0.5 million of stock-based compensation.

Net cash used in operating activities during the year ended December 31, 2024 was $10.9 million. The use of cash primarily related to our net loss of $10.7 million and a $0.4 million decrease from changes in assets and liabilities, offset by $0.2 million of stock-based compensation.

Financing Activities

Net cash provided by financing activities was $9.9 million and $15.0 million during the years ended December 31, 2025 and 2024, respectively, primarily due to the net proceeds received from sale of common stock through the ATM Agreement in 2025 and Private Placement in 2024, as well as the exercise of stock options.

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

Other receivable mainly consists of grant income receivable. Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. The following table summarizes the Company’s other receivable balance as of December 31, 2025 and 2024, respectively:

	December 31,	December 31,
	2025	2024
Grant income receivable:
CPRIT AML Grant	$815,436	$2,059,457
FDA Grant	3,678	—
SBIR AML Grant	162,897	244,810
Decoy Grant	59,501	5,822
SBIR NHL Grant	87,417	—
PANACEA Grant	190,052	6,502
Total grant income receivable	1,318,981	2,316,591
Interest receivable	50,419	28,112
Other	—	2,000
Total other receivable	$1,369,400	$2,346,703

As of December 31, 2025, we had working capital of $16.8 million, compared to working capital of $18.6 million as of December 31, 2024. Operating expenses incurred during the fiscal year ended December 31, 2025 were $16.5 million compared to $17.7 million in the prior year. Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash and cash equivalents as of December 31, 2025, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements through the fourth quarter of 2026, assuming no additional grant funds are received. We currently plan to raise additional capital through the issuance of common shares and receive additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the fourth quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds. Our assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Grant Income

Grant Income represents funding under cost reimbursement programs from government agencies and non-profit foundations for qualified research and development activities performed by the Company. In applying the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we determined that grants and awards are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to each grant or award, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). For grant and awards outside the scope of ASC 808, the Company applies either ASC 606 or IAS 20 by analogy depending on if the arrangement is considered an exchange or non-exchange transaction, respectively. Under both accounting frameworks, revenue is recognized when the Company incurs expenses related to the grants for the amount the Company is entitled to under the provisions of the contract. During the two years ended December 31, 2025, the Company did not participate in any collaboration agreements.

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

Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The new standard is intended to establish authoritative guidance on the accounting for government grants received by business entities and reduce diversity in practice. The amendments establish the timing and methods of recognition of both (1) a grant related to an asset and (2) a grant related to income. The amendments also require certain disclosures including the nature of the grant received, the accounting policies used to account for the grant, and significant terms and conditions for the grant. The new guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The new guidance may be applied on a modified prospective basis, modified retrospective basis, or full retrospective basis. The Company is currently evaluating the impact of ASU 2025-10 on its consolidated financial statements.

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

Tax Loss and Credit Carryforwards

As of December 31, 2025, we have approximately $186.8 million of federal and $38.6 million of state net operating loss carryforwards that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $38.4 million, if not utilized, will expire between 2030 and 2037. The federal net operating loss carryforwards of $148.4 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $16.7 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. Any change in ownership greater than 50% under Section 382 of the Internal Revenue Code places significant annual limitations on the use of such net operating loss carryforwards.

At December 31, 2025 and 2024, we recorded a 100% valuation allowance against our deferred tax assets of approximately $43.3 million and $41.0 million, respectively, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss carryforwards, an adjustment to valuation allowance against our deferred tax assets would increase net income in the period in which we make such a determination.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that the information required to be disclosed by us in this Annual Report was (a) reported within the time periods specified by SEC rules and regulations and (b) communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding any required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

(b)	Rule 10b5–1 trading arrangement. During the fourth quarter of 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not set forth below will be set forth in the sections headed “Election of Directors,” “Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, or our Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 and is incorporated herein by reference.

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

The Company’s insider trading policy prohibits all employees, including our executive officers, and non-employee directors from engaging in short sales, transactions in put or call options, hedging transactions, using margin accounts, pledges, or other inherently speculative transactions involving the Company’s securities.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The documents filed as part of this report are as follows:
1.	The financial statements and accompanying report of independent registered public accounting firm are set forth immediately following the signature page of this report beginning on page F-1.
2.	All financial statement schedules are omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or the notes thereto.
3.	The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation	8-K	001-37939	3.4	10/17/18

3.2	Certificate of Amendment to Certificate of Incorporation of Marker Therapeutics, Inc.	8-K	001-37939	3.1	5/27/22

3.3	Certificate of Amendment to Certificate of Incorporation of Marker Therapeutics, Inc.	8-K	001-37939	3.1	1/26/23

3.4	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

4.0	Form of Common Stock Certificate of Marker Therapeutics, Inc.	10-K	001-37939	4.0	3/25/24

4.1	Description of Securities of Marker Therapeutics, Inc.	10-K	001-37939	4.1	3/25/24

4.2	Form of Pre-Funded Warrant	8-K	001-37939	4.1	12/23/24

4.3	Form of Series A Warrant (Private Placement Warrant)	8-K	001-37939	4.2	12/23/24

10.1	Exclusive License Agreement between Baylor College of Medicine and Marker Therapeutics, Inc. dated March 16, 2018***	10-K	001-37939	10.21	3/15/19

10.2	Sponsored Research Contract between Baylor College of Medicine and Marker Therapeutics, Inc. dated November 16, 2018***	10-K	001-37939	10.22	3/15/19

10.3	Form of Director and Officer Indemnification Agreement*	10-K	001-37939	10.39	3/15/19

10.4	Marker Therapeutics, Inc. 2020 Equity Incentive Plan	S-8	333-239136	99.1	6/12/20

10.5	Marker Therapeutics, Inc. 2020 Equity Incentive Plan, as amended on May 24, 2022	S-8	333-266797	4.4	8/11/22

10.6	Form of Stock Option Grant Notice and Stock Option Agreement under the Marker Therapeutics, Inc. 2020 Equity Incentive Plan.	10-Q	001-37939	10.1	11/9/20

10.7	Securities Purchase Agreement dated December 19, 2024	8-K	001-37939	10.1	12/19/24

10.8	Registration Rights dated December 19, 2024	8-K	001-37939	10.2	12/23/24

10.9	At The Market Offering Agreement, dated as of November 27, 2024, between the Company and H.C. Wainwright & Co., LLC	S-3	333-283515	1.1	11/27/24

14.1	Code of Ethics					X

Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

16.1	Letter from Marcum LLP dated August 12, 2025	8-K	001-37939	16.1	8/12/25

19.1	Insider Trading Policy	10-K	001-37939	19.1	3/31/25

21.1	List of Subsidiaries					X

23.1	Consent of Marcum LLP, an independent public accounting firm.					X

23.2	Consent of CBIZ CPAs, an independent public accounting firm.					X

24.1	Powers of Attorney (included on signature page)					X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a					X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14a					X

32.1	Certification of Chief Executive Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#					X

32.2	Certification of Chief Financial Officer pursuant to 18 U. S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002#					X

97	Incentive Compensation Recoupment Policy	10-K	001-37939	97	3/25/24

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 filed herewith)
*	Executive management contract or compensatory plan or arrangement.
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

Dated: March 18, 2026

Marker Therapeutics, Inc.

By:	/s/ Juan Vera
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 28, 2026 on behalf of the registrant and in the capacities indicated.

Signature	Title	Date
/s/ Juan Vera	President, Chief Executive Officer and Treasurer, Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 18, 2026
Juan Vera

/s/ N. David Eansor	Chairman	March 18, 2026
N. David Eansor

/s/ Katharine Knobil	Director	March 18, 2026
Katharine Knobil

/s/ Steve Elms	Director	March 18, 2026
Steve Elms

/s/ Kathryn Penkus Corzo	Director	March 18, 2026
Kathryn Penkus Corzo

MARKER THERAPEUTICS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Marker Therapeutics, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) as discussed in Notes 3 and 12 to the consolidated financial statements, the accompanying consolidated balance sheet of Marker Therapeutics, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”) (the 2024 financial statements before the effects of the adjustments discussed in Notes 3 and 12 to the financial statements are not presented herein). In our opinion the financial statements, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 3 and 12 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 3 and 12 to the financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs P.C.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2014 to 2025.

Houston, TX

March 31, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Marker Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Marker Therapeutics, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended Decemebr 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 3 and 12 to the financial statements, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). We have also audited the adjustments to the 2024 financial statements to retrospectively adjust the disclosures for the adoption of ASU 2023-09 in 2025. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to these retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs

CBIZ CPAs

We have served as the Company’s auditor since 2014 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Houston, TX

March 18, 2026

MARKER THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$16,068,048	$19,192,440
Restricted cash	974,799	—
Prepaid expenses and deposits	658,750	483,717
Other receivables	1,369,400	2,346,703
Total current assets	19,070,997	22,022,860
Total assets	$19,070,997	$22,022,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,299,384	$1,753,954
Related party payable	—	1,710,500
Deferred revenue	974,799	—
Total current liabilities	2,274,183	3,464,454
Total liabilities	2,274,183	3,464,454

Stockholders’ equity:
Preferred stock, $0.001 par value, 5 million shares authorized, 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 16.7 million and 10.7 million shares issued and outstanding as of December 31, 2025 and 2024, respectively (see Note 7)	16,672	10,708
Additional paid-in capital	475,960,940	465,564,876
Accumulated deficit	(459,180,798)	(447,017,178)
Total stockholders’ equity	16,796,814	18,558,406
Total liabilities and stockholders’ equity	$19,070,997	$22,022,860

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024
Revenues:
Grant income	$3,546,669	$6,591,080
Total revenues	3,546,669	6,591,080
Operating expenses:
Research and development	11,799,154	13,467,845
General and administrative	4,184,806	4,241,607
Loss on early termination of vendor agreement	453,135	—
Total operating expenses	16,437,095	17,709,452
Loss from operations	(12,890,426)	(11,118,372)
Other income:
Interest income	594,206	437,010
Other income	117,444	—
Loss from operations before income taxes	(12,178,776)	(10,681,362)
Income tax (benefit) expense	(15,156)	49,953
Net loss	(12,163,620)	(10,731,315)

Net loss per share, basic and diluted	$(0.79)	$(1.19)

Weighted average number of common shares outstanding:
Basic	15,310,308	8,980,207
Diluted	15,310,308	8,980,207

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2024	8,891,420	8,891	450,329,515	(436,285,863)	14,052,543
Shares purchased pursuant to ATM agreement	8,178	8	36,894	—	36,902
Issuance of common stock from exercise of stock options	25,602	25	62,134	—	62,159
Issuance of common stock, prefunded warrants and warrants for cash, net of offering costs of $1.2 million	1,783,805	1,784	14,890,469	—	14,892,253
Stock-based compensation	—	—	245,864	—	245,864
Net loss	—	—	—	(10,731,315)	(10,731,315)
Balance at December 31, 2024	10,709,005	10,708	465,564,876	(447,017,178)	18,558,406
Shares purchased pursuant to ATM agreement	5,358,292	5,359	9,858,524	—	9,863,883
Issuance of common stock from exercise of prefunded warrants	605,830	605	—	—	605
Stock-based compensation	—	—	537,540	—	537,540
Net loss	—	—	—	(12,163,620)	(12,163,620)
Balance at December 31, 2025	16,673,127	16,672	475,960,940	(459,180,798)	16,796,814

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(12,163,620)	$(10,731,315)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	537,540	245,864
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(175,033)	504,409
Other receivables	977,303	(1,318,888)
Related party payable	(1,710,500)	380,845
Accounts payable and accrued expenses	(454,570)	8,761
Deferred revenue	974,799	—
Net cash used in operating activities	(12,014,081)	(10,910,324)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	9,863,883	14,929,155
Proceeds from exercise of warrants and stock options	605	62,159
Net cash provided by financing activities	9,864,488	14,991,314
Net (decrease) increase in cash, cash equivalents, and restricted cash	(2,149,593)	4,080,990
Cash, cash equivalents, and restricted cash at beginning of the year	19,192,440	15,111,450
Cash, cash equivalents, and restricted cash at end of the year	$17,042,847	$19,192,440

The accompanying notes are an integral part of these consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS DECEMBER 31, 2025 AND 2024

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

NOTE 2:    FINANCIAL CONDITION, GOING CONCERN AND MANAGEMENT PLANS

As of December 31, 2025, the Company had cash, cash equivalents, and restricted cash of approximately $17.0 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity, debt financings and grants.

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

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the CPRIT to support the Company’s clinical investigation of MT-401 (the “CPRIT AML Grant”). Through the date of this filing, the Company has received $11.8 million in funds from the CPRIT AML Grant.

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML (the “FDA Grant”). Through the date of this filing, the Company has received $1.2 million in funds from the FDA Grant.

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents (the “SBIR AML Grant”). Through the date of this filing, the Company has received $1.7 million in funds from the SBIR AML Grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”). Through the date of this filing, the Company has received approximately $0.5 million in funds from the Decoy Grant.

In August 2024, the Company received notice of a $2.0 million grant from the NIH SBIR program to support the clinical investigation of MT-601 in patients with non-Hodgkin’s lymphoma (“NHL”) who have relapsed following anti-CD19 chimeric antigen receptor (CAR) T cell therapy (the “SBIR NHL Grant”). Through the date of this filing, the Company has received $1.3 million in funds from the SBIR NHL Grant.

In August 2024, the Company received another $2.0 million grant from the NIH SBIR program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”). Through the date of this filing, the Company has received approximately $0.4 million in funds from the PANACEA Grant.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”). Through the date of this filing, the Company has received $1.5 million in funds from this grant.

Refer to Note 5 and Note 9 for grant income receivable and grant income recorded for each grant, respectively, for the periods presented.

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

Based on the Company’s lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of December 31, 2025, and taking into consideration the net proceeds received in July and August of 2025 through the sale of Common Stock pursuant to its ATM Agreement with H.C. Wainwright & Co.,

LLC (see Note 7), the Company anticipates that it will be able to fund its operating expenses and capital expenditure requirements through the fourth quarter of 2026, assuming no additional grant funds are received, either from new grants or from existing awarded grants. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is considering raising additional capital through the issuance of securities and intends to apply for additional grant funds, which could enable the Company to fund its operating expenses and capital expenditure requirements beyond the fourth quarter of 2026, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. The Company’s future cash requirements are based on the Company’s clinical and research and development plans, timing expectations related to the progress of its programs, and is subject to the Company’s ability to effectively manage its costs, raise additional capital, and receive additional grant funds, of which there can be no assurances.

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

Cash, Cash Equivalents, Restricted Cash, and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash, cash equivalents, and restricted cash at December 31, 2025 consisted of cash and certificates of deposit in institutions in the United States. The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of December 31, 2025, the Company had approximately $1.6 million in cash at financial institutions, including $1.0 million of restricted cash at financial institutions, and approximately $15.4 million in U.S. government agency securities, for aggregate cash, cash equivalents, and restricted cash of $17.0 million. As of December 31, 2024, the Company had approximately $1.1 million in cash at financial institutions and approximately $18.1 million in U.S. government agency securities, for aggregate cash and cash equivalents of $19.2 million.

In the event cash is received from grants in advance of incurring qualifying costs, it is recorded as restricted cash until it is earned and recorded to grant income.

Modification of Stock Options

During the year ended December 31, 2025, the Company recorded incremental stock-based compensation expense of $0.3 million pertaining to the modification of stock options in connection with certain consultants. The modification provided for an acceleration of unvested options, resulting in $0.3 million in compensation expense that was immediately recognized, and is reflected in operating expenses.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. The Company’s policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the years ended December 31, 2025 and 2024.

Grant Income

Grant Income represents funding under cost reimbursement programs from government agencies and non-profit foundations for qualified research and development activities performed by the Company. In applying the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), the Company determined that grants and awards are out of the scope of ASC 606 because the funding entities do not meet the definition of a “customer”, as defined by ASC 606, as there is not considered to be a transfer of control of goods or services. With respect to each grant or award, the Company determines if it has a collaboration in accordance with ASC Topic 808, Collaborative Arrangements (“ASC 808”). For grant and awards outside the scope of ASC 808, the Company applies either ASC 606 or IAS 20 by analogy depending on if the arrangement is considered an exchange or non-exchange transaction, respectively. Under both accounting frameworks, revenue is recognized when the Company incurs expenses related to the grants for the amount the Company is entitled to under the provisions of the contract. During the two years ended December 31, 2025, the Company did not participate in any collaboration agreements.

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

The accounting policies of the Company’s single operating and reportable segment are the same as those described in the summary of significant accounting policies. The measure of segment assets is reported on the consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net income (loss) that also is reported on the consolidated statements of operations as net loss, and consolidated cash used in operations. The CODM makes operating decisions based on the availability of cash and the allocation of cash to the required expenditures. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statements of operations, and expenses are not regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

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

Recently Adopted Accounting Standards

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. Effective January 1, 2025, the Company adopted the new standard and applied it retrospectively to prior periods presented. The Company does not believe the new disclosure requirements had a material impact to its financial positions, results of operations and cash flows.

Recently Issued Accounting Standards Not Yet Adopted

Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The new standard is intended to establish authoritative guidance on the accounting for government grants received by business entities and reduce diversity in practice. The amendments establish the timing and methods of recognition of both (1) a grant related to an asset and (2) a grant related to income. The amendments also require certain disclosures including the nature of the grant received, the accounting policies used to account for the grant, and significant terms and conditions for the grant. The new guidance is effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The new guidance may be applied on a modified prospective basis, modified retrospective basis, or full retrospective basis. The Company is currently evaluating the impact of ASU 2025-10 on its consolidated financial statements.

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

The Company evaluated the legislation in accordance with ASC 740 and determined that the enactment did not have a material impact on its financial statements for the year ended December 31, 2025.

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

The following table sets forth the computation of net loss per share for the years ended December 31, 2025 and 2024, respectively:

	For the Years Ended
	December 31,
	2025	2024
Numerator:
Net loss	$(12,163,620)	$(10,731,315)

Denominator:
Weighted average common shares outstanding, basic	15,310,308	8,980,207
Weighted average common shares outstanding, diluted	15,310,308	8,980,207

Net earnings (loss) per share:
Net loss per share, basic and diluted	$(0.79)	$(1.19)

The following securities, rounded to the thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Years Ended
	December 31,
	2025	2024
Common stock options	1,762,878	587,704
Common stock purchase warrants	5,031,250	8,278,695
Potentially dilutive securities	6,794,128	8,866,399

NOTE 5:     OTHER RECEIVABLE

Other receivable mainly consists of grant income receivable. Qualifying grant income earned in advance of cash received from grants is recognized as revenue and recorded as other receivable. The following table summarizes the Company’s other receivable balance as of December 31, 2025 and 2024, respectively:

	December 31,	December 31,
	2025	2024
Grant income receivable:
CPRIT AML Grant	$815,436	$2,059,457
FDA Grant	3,678	—
SBIR AML Grant	162,897	244,810
Decoy Grant	59,501	5,822
SBIR NHL Grant	87,417	—
PANACEA Grant	190,052	6,502
Total grant income receivable	1,318,981	2,316,591
Interest receivable	50,419	28,112
Other	—	2,000
Total other receivable	$1,369,400	$2,346,703

Refer to Note 2 for details related to awarded grants and Note 9 for more information on grant income.

NOTE 6:    ACCOUNTS PAYABLE, ACCRUED LIABILITIES, AND RELATED PARTY PAYABLE

Accounts payable, accrued liabilities, and related party payable consist of the following as of December 31, 2025 and 2024, respectively:

	December 31,	December 31,
	2025	2024
Accounts payable	$793,727	$1,066,395
Compensation and benefits	87,083	86,350
Professional fees	160,008	293,189
Related party payable	—	1,710,500
Tax fees	54,638	104,591
Other	203,928	203,429
Total accounts payable and accrued liabilities	$1,299,384	$3,464,454

The $1.7 million related-party payable as of December 31, 2024 reflects amounts for outsourced product development and manufacturing services. See Note 11: Related Party Transactions.

NOTE 7:    STOCKHOLDERS’ EQUITY

Common Stock Transactions

The Company has authorized up to 30,000,000 shares of common stock, $0.001 par value per share, for issuance. Significant 2025 and 2024 common stock transactions were as follows:

Issuance of Common Stock Pursuant to ATM Agreement

During the year ended December 31, 2025, the Company sold 5,358,292 shares of its common stock under the ATM Agreement for gross proceeds of $9.9 million.

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

Exercise of Pre-funded Warrants

During the year ended December 31, 2025, certain outstanding pre-funded warrants were exercised for 605,830 shares of common stock providing aggregate proceeds to the Company of $605.

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

Warrant Summary

The following table summarizes the total warrants outstanding at December 31, 2025:

				Outstanding			Outstanding
		Exercise		as of			as of
		Price Per	Expiration	December 31,	New		December 31,
	Issue Date	Share	Date	2024	Issuance	Exercised	2025
Private placement warrants	December 2024	$4.00	5 years from shareholder approval	5,031,250	—	—	5,031,250
Pre-funded warrants	December 2024	$0.001	5 years from shareholder approval	3,247,445	—	(605,830)	2,641,615
				8,278,695	—	(605,830)	7,672,865

NOTE 8:    STOCK BASED COMPENSATION

Stock Options

On May 19, 2020, the Board adopted the 2020 Equity Incentive Plan (“2020 Equity Incentive Plan”) which replaced the 2014 Omnibus Stock Option Plan. The 2020 Plan was further amended effective May 2022 to increase the number of shares of common stock authorized for issuance under the plan by 850,000 shares. The 2020 Equity Incentive Plan allows for grants of stock options, restricted shares, stock bonuses and other equity-based awards to employees and non-employee directors of the Company. Awards under the 2020 Equity Incentive Plan may be at prices and for terms as determined by the Company’s board of directors and may have vesting requirements as determined by the Board, provided that the exercise price for any stock option must be at least equal to the fair market value (as defined in the 2020 Plan) of a share of the stock on the grant date. Once granted, the exercise price of an option may not be reduced without the approval of the Company’s stockholders, other than under certain limited circumstances such as a stock split or take any other action with respect to a stock option that would be treated as a repricing under the rules and regulations of the Nasdaq Stock Exchange.

Options granted under the 2020 Equity Incentive Plan have a maximum term of ten years from the date of grant and generally vest over four years.

2025 Equity Incentive Awards

On February 12, 2025, pursuant to the Company’s 2020 Equity Incentive Plan, as amended, the compensation committee of the Company’s board of directors approved 50,000 options to purchase the Company’s common stock as equity-based incentive awards to the Company’s Chief Executive Officer and President, Dr. Juan Vera, and 30,000 options to purchase the Company’s common stock as equity-based incentive awards to each Non-Employee Director. Each option award was granted with an exercise price of $1.59 per share, the closing price of the Company’s common stock on the Nasdaq Capital Market on February 12, 2025, with the option award vesting in three annual installments, subject to such Optionee’s continued service on the applicable vesting date.

On October 31, 2025, the board of directors (the “Board”) of the Company appointed Ms. Kathryn Penkus Corzo to the Company’s Board, effective November 1, 2025. In connection with the appointment of Kathryn Penkus Corzo to the Company’s Board and pursuant to the Company’s 2020 Equity Incentive Plan, the Company granted Ms. Corzo 147,611 stock options to purchase shares of the Company’s common stock at an exercise price per share equal to the fair market value per share on the date she was appointed to the Board. The options will vest evenly over thirty-six (36) months and are subject to her continued service as a director.

On October 31, 2025, the Compensation Committee and Board approved a discretionary award of 250,000 stock options at an exercise price per share equal to the fair market value per share on the date of the grant (the “CEO Options”) to Dr. Juan Vera under the Company’s 2020 Plan. The CEO Options vest annually over four years beginning on the anniversary of the grant date of the CEO Options and are subject to the terms and conditions of the 2020 Plan and the Company’s form of option award agreement.

On November 17, 2025, the Compensation Committee of the Board approved additional grant awards to each Non-Employee Director apart from Ms. Corzo. The Company granted each Non-Employee Director a total of 221,741 stock options to purchase shares of the Company’s common stock at an exercise price per share equal to the fair market value per share on the grant date, or $0.9548. The options vest fully in one annual installment, subject to such Optionee’s continued service through the vesting date.

As of December 31, 2025, approximately 0.1 million shares of common stock are available to be issued under the 2020 Equity Incentive Plan.

Stock Options

A summary of the Company’s stock option activity for the years ended December 31, 2025 and December 31, 2024, is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of January 1, 2024	737,895	$25.42	$1,317,234	7.6
Granted	—	—	—	—
Exercised	(25,602)	2.43	—	—
Canceled/Expired	(124,589)	42.24	—	—
Outstanding as of December 31, 2024	587,704	22.85	$377,767	6.8
Granted	1,202,834	1.04	—	—
Exercised	—	—	—	—
Canceled/Expired	(27,660)	35.66	—	—
Outstanding as of December 31, 2025	1,762,878	$7.77	$563,368	8.5
Options vested and exercisable	461,202	$26.57	$7,619	5.6

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2025 and 2024, respectively, were as follows:

	For the Years Ended
	December 31,
	2025	2024
Exercise price	$1.04	$—
Expected term (years)	5.7	—
Expected stock price volatility	104.82%	—%
Risk-free rate of interest	3.88%	—%
Expected dividend rate	0.00%	—%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Years Ended
	December 31,
	2025	2024
Stock Compensation expenses:
Research and development	$308,068	$15,247
General and administrative	229,472	230,617
Total stock compensation expenses	$537,540	$245,864

During the year ended December 31, 2025, the Company recorded incremental stock-based compensation expense of $0.3 million pertaining to the modification of stock options in connection with certain consultants. The modification resulted in an acceleration of $0.3 million in compensation expense that was immediately recognized, and is reflected in operating expenses.

At December 31, 2025, the total stock-based compensation cost related to unvested awards not yet recognized was $0.9 million. The expected weighted average period for compensation costs to be recognized was 1.8 years. Future option grants will impact the compensation expense recognized.

NOTE 9: GRANT INCOME

Grant Income represents funding under cost reimbursement programs from government agencies and non-profit foundations for qualified research and development activities performed by the Company. Revenue is recognized when the Company incurs expenses related to the grants for the amount the Company is entitled to under the provisions of the contract (see Note 3). If restricted cash is received from grants in advance of incurring qualifying costs, it is recorded as deferred revenue and recognized as revenue when qualifying costs are incurred. The Company had $1.0 million of restricted cash recorded as of December 31, 2025, and none recorded as of December 31, 2024.

The following table summarizes grant income recorded for the years ended December 31, 2025 and 2024, by grant:

	For the Years Ended
	December 31,
	2025	2024
Grant income:
CPRIT AML Grant[1]	$900,014	$4,411,149
FDA Grant	118,478	519,750
SBIR AML Grant	472,208	982,182
Decoy Grant	391,305	5,822
SBIR NHL Grant	665,000	665,000
PANACEA Grant	425,670	7,177
CPRIT Pancreatic Grant[1]	573,994	—
Total grant income	$3,546,669	$6,591,080

(1)Both CPRIT grants are subject to certain revenue-sharing arrangements, as per the grant agreements (see Note 10).

If qualifying grant income is earned in advance of cash received from grants, it is recognized as revenue and recorded as other receivable (see Note 5).

NOTE 10:    COMMITMENTS AND CONTINGENCIES

Cancer Prevention and Research Institute of Texas

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from CPRIT to support the Company’s clinical investigation of MT-401 (the “CPRIT AML Grant”). In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with pancreatic cancer (“the CPRIT Pancreatic Grant”). Both CPRIT grants contain identical terms surrounding intellectual property and revenue sharing.

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

NOTE 11:    RELATED PARTY TRANSACTIONS

The following table sets forth related party transaction expenses recorded for the years ended December 31, 2025 and 2024, respectively.

	For the Years Ended
	December 31,
	2025	2024
Baylor College of Medicine	$3,218,138	$6,723
Cell Ready	1,266,804	5,846,456
Wilson Wolf Manufacturing Corporation	83,543	—
Total Research and development	$4,568,485	$5,853,179

As of December 31, 2025 and 2024, nil and $1.7 million, respectively, of related party transactions are included in accounts payable and accrued liabilities. See Note 6 for additional information.

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

During the years ended December 31, 2025 and 2024, the Company incurred $3.2 million and $7,000 in expenses related to services and manufacturing costs and paid BCM approximately $3.0 million and $0.1 million for invoices received, respectively.

Purchases from Wilson Wolf.

In 2025, the Company utilized Wilson Wolf for the purchases of cell culture devices. Mr. John Wilson is a former director of the Company and is serving as the CEO of Wilson Wolf Manufacturing Corporation.

During the years ended December 31, 2025 and 2024, the Company incurred approximately $0.1 million and nil, respectively, in expenses related to cell culture devices and paid Wilson Wolf approximately $0.1 million and nil respectively, for invoices received.

Purchases from Cell Ready, LLC.

The Company has utilized Cell Ready, LLC for clinical manufacturing supply and product development. Cell Ready, which is owned by a former director, Mr. John Wilson, is a contract development and manufacturing organization (“CDMO”). On February 22, 2024, the Company entered into a 3-year Master Services Agreement for Product Supply (the “MSA”) with Cell Ready. During the years ended December 31, 2025 and 2024, the Company incurred $0.8 million and $5.8 million in expenses related to services and manufacturing costs, respectively, and paid $2.6 million and $5.5 million for invoices received, respectively.

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

NOTE 12:    INCOME TAXES

The Company has no federal income tax expense due to operating losses incurred for the years ended December 31, 2025, and 2024, respectively. The Company recognized ($15,156) and $49,953 in state tax (benefit) expense for the years ended December 31, 2025 and 2024, respectively.

The effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 2025 and 2024 are as follows:

	For the Years Ended
	December 31,
	2025	2024
Deferred Tax Assets
Net Operating Loss Carryforward	$40,896,185	$30,724,771
Stock Compensation	1,548,803	1,670,477
Capitalized R&E	29,777	7,868,640
Reserves	18,072	—
Accruals	21,000	—
Research and Development	811,961	733,328
	43,325,798	40,997,216
Less: Valuation Allowance	(43,325,798)	(40,997,216)
Total Deferred Tax Assets	$—	$—

Total Deferred Tax Liabilities	$—	$—

Net Deferred Tax Assets/(Liabilities)	$—	$—

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the history of losses, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has established a full valuation allowance for the years ended December 31, 2025 and 2024.

The Company has approximately $186.8 million of federal and $38.6 million of state Net Operating Losses (“NOL”s) that may be available to offset future taxable income, if any. The federal net operating loss carryforwards of $38.4 million, if not utilized, will expire between 2030 and 2037. The federal net operating loss carryforwards of $148.4 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely. The state net operating loss carryforwards of $21.9 million, if not utilized, will begin to expire in 2035. The state net operating loss carryforwards of $16.7 million generated in 2018 and thereafter are subject to an 80% limitation on taxable income, do not expire and will carry forward indefinitely.

The Company has federal and state research and development tax credit carryforwards of $0.7 million and $0.1 million, respectively, available to offset future federal income taxes. The research and development tax credit carryforwards begin to expire in 2030.

In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with Accounting Standards Codification 740, Income Taxes (“ASC 740”), the effects of the new tax law were recognized in the period of enactment. Due to the Company’s valuation allowance position, the provisions of the OBBBA did not have an impact on the Company’s income tax provision.

The Company’s income tax returns for 2022 to 2024 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.

For the years ended December 31, 2025, and 2024, the expected tax (benefit) expense based on the U. S. federal statutory rate is reconciled with the actual tax provision (benefit) as follows:

	For the Years Ended December 31,
	2025		2024
		Percent of		Percent of
	Amount	Pretax Loss	Amount	Pretax Loss
U.S. federal statutory rate	$(2,557,543)	21.00%	$(2,243,086)	21.00%
State taxes, net of federal benefit	(15,156)	0.10%	49,953	(0.50)%
Change in valuation allowance	2,336,604	(19.30)%	1,271,570	(11.90)%
Nontaxable or nondeductible items	90,207	(0.70)%	27,712	(0.30)%
Other adjustments
SBC cancellations	130,732	(1.10)%	943,804	(8.77)%
Income tax provision/(benefit)	$(15,156)	(0.00)%	$49,953	(0.47)%

The Company recognized approximately $15,156 in state tax benefit for the year ended December 31, 2025.

In accordance with ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, the Company updated the presentation of its effective tax rate reconciliation to reflect the standardized categories required by the new guidance. The effective tax rate reconciliation for the year ended December 31, 2024 has been recast for comparative purposes to conform to the current-year presentation. The recast was solely for presentation purposes and did not result in any changes to the Company’s previously reported income tax expense, effective tax rate, or other financial statement amounts.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2025, and 2024, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

The following table sets forth a summary of income tax payments made and income tax refunds received during the year ended December 31, 2025, and 2024 as follows:

	For the Years Ended
	December 31,
	2025	2024
	Payment (Refund)	Payment (Refund)
	Amount	Amount
Jurisdiction
United States	$—	$—
Texas	37,000	64,000
Other US States	5,000	8,150
Total Income Taxes Paid	$42,000	$72,150

NOTE 13:    SUBSEQUENT EVENTS

The Company has evaluated subsequent events and transactions that occurred up to the date these consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed consolidated financial statements.