Form 10-Q
period 2026-03-31
Marker Therapeutics, Inc.
filed 2026-05-15
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2026

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

The registrant had 16,673,127 shares of common stock outstanding as of May 8, 2026.

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$14,915,519	$16,068,048
Restricted cash	723,136	974,799
Prepaid expenses and other current assets	418,053	658,750
Other receivables	1,377,300	1,369,400
Total current assets	17,434,008	19,070,997
Total assets	$17,434,008	$19,070,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,913,685	$1,299,384
Related party payable	1,001,229	—
Deferred grant income	723,136	974,799
Total current liabilities	3,638,050	2,274,183
Total liabilities	3,638,050	2,274,183

Stockholders’ equity:
Preferred stock, $0.001 par value, 5 million shares authorized, 0 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, 30 million shares authorized, 16.7 million shares issued and outstanding as of March 31, 2026 and December 31, 2025 (see Note 8)	16,672	16,672
Additional paid-in capital	476,139,362	475,960,940
Accumulated deficit	(462,360,076)	(459,180,798)
Total stockholders’ equity	13,795,958	16,796,814
Total liabilities and stockholders’ equity	$17,434,008	$19,070,997

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
Operating expenses:
Research and development	$2,842,728	$3,135,427
General and administrative	1,229,807	1,369,215
Loss on early termination of vendor agreement	—	453,135
Total operating expenses	4,072,535	4,957,777
Loss from operations	(4,072,535)	(4,957,777)
Other income:
Grant income	751,691	349,104
Interest income	132,889	162,489
Other income	8,677	—
Net loss	$(3,179,278)	$(4,446,184)

Net loss per share:
Net loss per share, basic and diluted	$(0.16)	$(0.40)

Weighted average number of common shares outstanding:
Basic	19,314,742	11,106,027
Diluted	19,314,742	11,106,027

Certain prior period amounts have been reclassified to conform to the current year presentation.

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended March 31, 2026
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at December 31, 2025	16,673,127	$16,672	$475,960,940	$(459,180,798)	$16,796,814
Stock-based compensation	—	—	178,422	—	178,422
Net loss	—	—	—	(3,179,278)	(3,179,278)
Balance at March 31, 2026	16,673,127	$16,672	$476,139,362	$(462,360,076)	$13,795,958

	For the Three Months Ended March 31, 2025
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at December 31, 2024	10,709,005	$10,708	$465,564,876	$(447,017,178)	$18,558,406
Issuance of common stock from exercise of prefunded warrants	505,830	505	—	—	505
Stock-based compensation	—	—	379,144	—	379,144
Net loss	—	—	—	(4,446,184)	(4,446,184)
Balance at March 31, 2025	11,214,835	$11,213	$465,944,020	$(451,463,362)	$14,491,871

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(3,179,278)	$(4,446,184)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	178,422	379,144
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	240,697	(357,576)
Other receivables	(7,900)	(112,062)
Related party payable	1,001,229	(1,299,173)
Accounts payable and accrued expenses	614,301	336,114
Deferred grant income	(251,663)	—
Net cash used in operating activities	(1,404,192)	(5,499,737)
Cash Flows from Financing Activities:
Proceeds from exercise of warrants and stock options	—	505
Net cash provided by financing activities	—	505
Net decrease in cash, cash equivalents, and restricted cash	(1,404,192)	(5,499,232)
Cash, cash equivalents, and restricted cash at beginning of the period	17,042,847	19,192,440
Cash, cash equivalents, and restricted cash at end of the period	$15,638,655	$13,693,208

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Currently, the Baylor College of Medicine (“BCM”) supplies the Company with its Multi-Antigen Recognizing (MAR)-T cell products, including MT-601, the Company’s lead MAR-T cell product.

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

The results for the unaudited condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2026, or for any future interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025 and notes thereto included in the Company’s annual report on Form 10-K filed on March 18, 2026.

Certain prior year revenue amounts have been reclassified as other income to conform to the current year presentation. See Note 4 for further information on the Company’s adoption of ASU 2025-10 and the related reclassification.

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of March 31, 2026, the Company had cash, cash equivalents, and restricted cash of approximately $15.6 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings and grants.

In November 2024, the Company entered into an At The Market Offering Agreement, or the Sales Agreement, with H.C. Wainwright & Co. LLC, relating to the sale of shares of its common stock having an agreement offering price of up to $11,431,713 from time to time through H.C. Wainwright & Co. LLC. Any shares of common stock sold will be issued pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-283512), which the SEC declared effective on December 6, 2024. However, the Company’s use of the shelf registration statement on Form S-3 will be limited for so long as it is subject to General Instruction I.B.6 of Form S-3, which limits the amounts that the Company may sell under the registration statement and in accordance with the ATM agreement. H.C. Wainwright & Co. LLC will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and the Company has provided H.C. Wainwright & Co. LLC with indemnification and contribution rights. The was no activity under the ATM Agreement during either period presented.

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from the Cancer Prevention & Research Institute of Texas (“CPRIT”) to support the Company’s clinical investigation of MT-401 (the “CPRIT AML Grant”). Through the date of this filing, the Company has received $11.8 million in funds from the CPRIT AML Grant.

In September 2022, the Company received notice from the FDA that it had awarded the Company a $2.0 million grant from the FDA’s Orphan Products Grant program to support the clinical investigation of MT-401 for the treatment of post-transplant AML (the “FDA Grant”). Through the date of this filing, the Company has received $1.2 million in funds from the FDA Grant.

In May 2023, the Company announced that it had received a $2.0 million grant from the National Institutes of Health (“NIH”) Small Business Innovation Research (“SBIR”) program to support the development and investigation of MT-401 for the treatment of AML patients following standard-of-care therapy with hypomethylating agents (the “SBIR AML Grant”). Through the date of this filing, the Company has received $1.8 million in funds from the SBIR AML Grant.

The above funding agencies have agreed to continue their financial support and to shift funds to the MT-401-OTS program.

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”). Through the date of this filing, the Company has received approximately $0.6 million in funds from the Decoy Grant.

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

In August 2024, the Company received another $2.0 million grant from the NIH SBIR program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”). Through the date of this filing, the Company has received approximately $0.5 million in funds from the PANACEA Grant.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”). Through the date of this filing, the Company has received $1.5 million in funds from this grant.

Refer to Note 6 and Note 10 for grant income receivable and grant income recorded for each grant, respectively, for the periods presented.

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

Based on the Company’s lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of March 31, 2026, the Company anticipates that it will be able to fund its operating expenses and capital expenditure requirements into the first quarter of 2027 assuming no additional grant funds are received, either from new grants or from existing awarded grants. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is considering raising additional capital through the issuance of securities and intends to apply for additional grant funds, which could enable the Company to fund its operating expenses and capital expenditure requirements beyond the first quarter of 2027, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. The Company’s future cash requirements are based on the Company’s clinical and research and development plans, timing expectations related to the progress of its programs, and is subject to the Company’s ability to effectively manage its costs, raise additional capital, and receive additional grant funds, of which there can be no assurances.

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

NOTE 4: SIGNIFICANT ACCOUNTING POLICIES

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 18, 2026.

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

Cash, Cash Equivalents, Restricted Cash, and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents at March 31, 2026 consisted of cash and certificates of deposit in institutions in the United States. The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of March 31, 2026, the Company had approximately $1.3 million in cash at financial institutions, including $0.7 million of restricted cash at financial institutions, and approximately $14.3 million in U.S. government agency securities, for aggregate cash, cash equivalents, and restricted cash of $15.6 million. As of December 31, 2025, the Company had approximately $1.6 million in cash at financial institutions, including $1.0 million of restricted cash at financial institutions, and approximately $15.4 million in U.S. government agency securities, for aggregate cash, cash equivalents, and restricted cash of $17.0 million.

In the event cash is received from grants in advance of incurring qualifying costs, it is recorded as restricted cash and deferred grant income until it is earned and recorded to grant income. As of March 31, 2026, $0.7 million was recorded as restricted cash and deferred grant income on the Company’s condensed consolidated balance sheet.

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

There were no similar modifications of stock options during the three months ended March 31, 2026.

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

The accounting policies of the Company’s single operating and reportable segment are the same as those described in the Company’s summary of significant accounting policies as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 18, 2026. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. The CODM evaluates performance and allocates resources based on consolidated net income (loss) that also is reported on the condensed consolidated statements of operations as net loss, and consolidated cash used in operations. The Company’s significant expenses are consistent with the expenses presented on the consolidated statement of operations. The CODM makes operating decisions based on the availability of cash and the allocation of cash to the required expenditures. The significant expenses regularly reviewed by the CODM are consistent with those reported on the Company’s consolidated statements of operations, and expenses are not regularly reviewed on a more disaggregated basis for purposes of assessing segment performance and deciding how to allocate resources.

Recently Adopted Accounting Standards

Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The new standard is intended to establish authoritative guidance on the accounting for government grants received by business entities and reduce diversity in practice. The amendments establish the timing and methods of recognition of both (1) a grant related to an asset and (2) a grant related to income. The amendments also require certain disclosures including the nature of the grant received, the accounting policies used to account for the grant, and significant terms and conditions for the grant. Effective January 1, 2026, the Company adopted the new standard and applied it retrospectively to prior periods presented. The Company continues to recognize grant income when the Company incurs qualifying expenses related to the grants for the amount the Company is entitled to under the provisions of the contract. This methodology is consistent with the guidance under ASU 2025-10, which states that an entity should not recognize a government grant until it is probable that 1) the entity will comply with the conditions attached to the government grant and 2) the government grant will be received. Accordingly, the Company does not believe the new disclosure requirements had a material impact to its financial positions, results of operations and cash flows, other than the reclassification of grant income from revenue into other income.

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

The Company evaluated the legislation in accordance with ASC 740 and determined that the enactment did not have a material impact on its financial statements for the three months ended March 31, 2026.

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

The following table sets forth the computation of net loss per share for the three months ended March 31, 2026 and 2025, respectively:

	For the Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss	$(3,179,278)	$(4,446,184)

Denominator:
Weighted average common shares outstanding, basic	19,314,742	11,106,027
Weighted average common shares outstanding, diluted	19,314,742	11,106,027

Net loss per share:
Net loss per share, basic	$(0.16)	$(0.40)

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Three Months Ended
	March 31,
	2026	2025
Common stock options	1,762,878	727,704
Common stock purchase warrants	5,031,250	5,031,250
Potentially dilutive securities	6,794,128	5,758,954

NOTE 6: OTHER RECEIVABLE

Other receivable mainly consists of grant income receivable. Qualifying grant income earned in advance of cash received from grants is recognized as other income and recorded as other receivable. The following table summarizes the Company’s other receivable balance as of March 31, 2026 and December 31, 2025, respectively:

	March 31,	December 31,
	2026	2025
Grant income receivable:
CPRIT AML Grant	$1,054,666	$815,436
FDA Grant	2,903	3,678
SBIR AML Grant	116,504	162,897
Decoy Grant	73,328	59,501
SBIR NHL Grant	—	87,417
PANACEA Grant	73,478	190,052
Total grant income receivable	1,320,879	1,318,981
Interest receivable	43,218	50,419
Other	13,203	—
Total other receivable	$1,377,300	$1,369,400

Refer to Note 3 for details related to awarded grants and Note 10 for more information on grant income.

NOTE 7: ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND RELATED PARTY PAYABLE

Accounts payable, accrued liabilities, and related party payable consist of the following as of March 31, 2026 and December 31, 2025, respectively:

	March 31,	December 31,
	2026	2025
Accounts payable	$1,500,256	$793,727
Compensation and benefits	62,740	87,083
Professional fees	92,000	160,008
Related party payable	1,001,229	—
Tax fees	54,638	54,638
Other	204,051	203,928
Total accounts payable and accrued liabilities	$2,914,914	$1,299,384

The $1.0 million related-party payable as of March 31, 2026, reflects amounts for outsourced product development and manufacturing services. See Note 12: Related Party Transactions.

NOTE 8: STOCKHOLDERS’ EQUITY

Warrant Summary

The following table summarizes the total warrants outstanding at March 31, 2026:

				Outstanding			Outstanding
		Exercise		as of			as of
		Price Per	Expiration	December 31,	New		March 31,
	Issue Date	Share	Date	2025	Issuance	Exercised	2026
Private placement warrants	December 2024	$4.00	5 years from shareholder approval	5,031,250	—	—	5,031,250
Pre-funded warrants	December 2024	$0.001	5 years from shareholder approval	2,641,615	—	—	2,641,615
				7,672,865	—	—	7,672,865

NOTE 9: STOCK-BASED COMPENSATION

Stock Options

2026 Equity Incentive Awards

A summary of the Company’s stock option activity for the three months ended March 31, 2026 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of December 31, 2025	1,762,878	$7.77	$563,368	8.5
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled/Expired	—	—	—	—
Outstanding as of March 31, 2026	1,762,878	$7.77	$354,429	8.3
Options vested and exercisable	533,772	$23.19	$6,402	5.8

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended
	March 31,
	2026	2025
Stock Compensation expenses:
Research and development	$454	$305,510
General and administrative	177,968	73,634
Total stock compensation expenses	$178,422	$379,144

As of March 31, 2026, the total stock-based compensation cost related to unvested awards not yet recognized was $0.8 million. The expected weighted average period compensation costs to be recognized was approximately 1.7 years. Future option grants will impact the compensation expense recognized.

During the three months ended March 31, 2025, the Company recorded incremental stock-based compensation expense of $0.3 million pertaining to the modification of stock options in connection with certain consultants. The modification resulted in an acceleration of $0.3 million in compensation expense that was immediately recognized and is reflected in operating expenses.

NOTE 10: GRANT INCOME

If restricted cash is received from grants in advance of incurring qualifying costs, it is recorded as deferred grant income and recognized as other income when qualifying costs are incurred. The Company had $0.7 million and $1.0 million of restricted cash recorded as of March 31, 2026 and December 31, 2025, respectively.

The following table summarizes grant income recorded for the three months ended March 31, 2026 and 2025, by grant:

	For the Three Months Ended
	March 31,
	2026	2025
Grant income:
CPRIT AML Grant[1]	$208,509	$217,641
FDA Grant	2,903	—
SBIR AML Grant	116,504	96,724
Decoy Grant	98,634	14,216
PANACEA Grant	73,478	7,979
CPRIT Pancreatic Grant[1]	251,663	12,544
Total grant income	$751,691	$349,104
(1)	Both CPRIT grants are subject to certain revenue-sharing arrangements, as per the grant agreements (see Note 11).

If qualifying grant income is earned in advance of cash received from grants, it is recognized as other income and recorded as other receivable (see Note 6).

NOTE 11: COMMITMENTS AND CONTINGENCIES

Cancer Prevention and Research Institute of Texas

In August 2021, the Company received notice of a Product Development Research award totaling approximately $13.1 million from Cancer Prevention & Research Institute of Texas (“CPRIT”) to support the Company’s clinical investigation of MT-401 (the “CPRIT AML Grant”). In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with pancreatic cancer (“the CPRIT Pancreatic Grant”). Both CPRIT grants contain identical terms surrounding intellectual property and revenue sharing.

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

NOTE 12: RELATED PARTY EXPENSES

The following table sets forth related party transaction expenses recorded for the three months ended March 31, 2026 and 2025, respectively.

	For the Three Months Ended
	March 31,
	2026	2025
Baylor College of Medicine	$1,110,212	$619,843
Cell Ready	—	1,016,303
Wilson Wolf Manufacturing Corporation	—	29,132
Total related party expenses	$1,110,212	$1,665,278

$1.0 million of related party transactions are included in accounts payable and accrued liabilities as of March 31, 2026. See Note 7 for additional information.

Agreements with The Baylor College of Medicine (“BCM”)

In November 2018, January 2020 and February 2020, the Company entered in Sponsored Research Agreements with BCM, which provided for the conduct of research for the Company by credentialed personnel at BCM’s Center for Cell and Gene Therapy. On April 1, 2025, the Company signed Amendment #1 to the Sponsored Research and Product Development Agreement with BCM to perform research on “Controlling Tumor Immune Escape in Pancreatic Cancer using a Dual T-Cell Product Strategy.”

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

During the three months ended March 31, 2026, the Company incurred $1.1 million in expenses related to services and manufacturing costs and paid BCM approximately $0 for invoices received. During the three months ended March 31, 2025, the Company incurred $0.6 million in expenses related to services and manufacturing costs and paid BCM approximately $90,000 for invoices received.

Purchases from Wilson Wolf

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

Purchases from Cell Ready, LLC

The Company has utilized Cell Ready, LLC for clinical manufacturing supply and product development. Cell Ready, which is owned by a former director, Mr. John Wilson, is a contract development and manufacturing organization (“CDMO”). On February 22, 2024, the Company entered into a 3-year Master Services Agreement for Product Supply (the “MSA”) with Cell Ready. During the three months ended March 31, 2025, the Company incurred $0.6 million in expenses related to services and manufacturing costs and paid $2.6 million for invoices received. During the three months ended March 31, 2026, no expenses were incurred related to services and manufacturing costs.

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

NOTE 13: SUBSEQUENT EVENTS

On May 1, 2026, the Company held its 2026 Annual Meeting of Stockholders, at which meeting the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to increase the number of authorized shares of our Common Stock from 30,000,000 shares of Common Stock to 130,000,000 shares of Common Stock. On May 4, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation, increasing its authorized shares of Common Stock from 30,000,000 to 130,000,000.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements relating to historical matters including statements to the effect that we “believe”, “expect”, “anticipate”, “plan”, “target”, “intend” and similar expressions should be considered forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of important factors, including factors discussed in this section and elsewhere in this Quarterly Report on Form 10-Q, and the risks discussed in our other filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief, or expectation only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect events or circumstances that arise after the date hereof.

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

We anticipate continuing to advance two product candidates for 3 clinical indications as part of our MAR-T cell program for:

●	Autologous MAR-T cell product for the treatment of lymphoma and pancreatic cancer (MT-601)
●	Off-the-Shelf (OTS) product in various indications (e.g., MT-401-OTS in AML or MDS)

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

On February 22, 2024, we entered into a Master Services Agreement for Product Supply (the “MSA”) with Cell Ready for the provision of various products and services by Cell Ready pursuant to work orders that may be entered into from time to time. Cell Ready, which is owned by one of our former directors, Mr. John Wilson, is a contract development and manufacturing organization (CDMO). The MSA contains customary representations, warranties and indemnification provision. The initial term of the MSA is three years and may be extended upon the mutual written agreement of the parties. On March 27, 2025, we mutually agreed with Cell Ready to terminate the MSA. In connection therewith, we and Cell Ready entered into a settlement and release agreement pursuant to which we paid Cell Ready approximately $453,000 and we and Cell Ready provided one another with mutual releases of all claims associated with any and all agreements between Marker and Cell Ready.

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

However, there is no guarantee that we will have or have properly estimated our required manufacturing capacities or that the third parties on which we rely to manufacture our products will be able or willing to perform on our proposed timelines or to meet our manufacturing demands, if at all. If any of our third-party vendors experience disruptions, or otherwise cease or substantially reduce the amount of products they are willing to supply us, our business and operations could be adversely affected. See “Risk Factors”.

Recent Developments

On May 4, 2026, the Company filed a Certificate of Amendment to its Certificate of Incorporation, increasing its authorized shares of Common Stock from 30,000,000 to 130,000,000.

Results of Operations

In this discussion of our results of operations and financial condition, amounts in financial tables, other than per-share amounts, have been rounded to the nearest thousand.

Comparison of the Three months Ended March 31, 2026 and 2025

The following table summarizes the results of our continuing operations for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025	Change
Operating expenses:
Research and development	2,842,728	3,135,427	(292,699)	(9)%
General and administrative	1,229,807	1,369,215	(139,408)	(10)%
Loss on early termination of vendor agreement	—	453,135	(453,135)	NM %
Total operating expenses	4,072,535	4,957,777	(885,242)	(18)%
Loss from operations	(4,072,535)	(4,957,777)	885,242	(18)%
Other income (expenses):
Grant income	751,691	349,104	402,587	115%
Interest income	132,889	162,489	(29,600)	(18)%
Other income	8,677	—	8,677	NM %
Net loss	$(3,179,278)	(4,446,184)	$1,266,906	(28)%

Operating Expenses

Operating expenses incurred during the three months ended March 31, 2026 were $4.1 million compared to $5.0 million during the same period ended March 31, 2025. Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses decreased by 9% to $2.8 million for the three months ended March 31, 2026, compared to $3.1 million for the three months ended March 31, 2025.

The decrease of $0.3 million in 2026 was primarily attributable to a decrease of $0.3 million in stock-based compensation expense due to the modification of certain options in the prior year.

General and Administrative Expenses

General and administrative expenses decreased by 10% to $1.2 million for the three months ended March 31, 2026, compared to $1.4 million during the same period ended March 31, 2025.

The decrease of $0.1 million in 2026 was primarily attributable to legal and professional fees and other administrative expenses.

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

Grant Income

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

The following table summarizes grant income recorded for the three months ended March 31, 2026 and 2025, by grant:

	For the Three Months Ended
	March 31,
	2026	2025
Grant income:
CPRIT AML Grant[1]	$208,509	$217,641
FDA Grant	2,903	—
SBIR AML Grant	116,504	96,724
Decoy Grant	98,634	14,216
PANACEA Grant	73,478	7,979
CPRIT Pancreatic Grant[1]	251,663	12,544
Total grant income	$751,691	$349,104

(1) Both CPRIT grants are subject to certain revenue - sharing arrangements, as per the grant agreements (see Note 11).

Interest Income

Interest income was $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Other Income

Other income was immaterial and nil for the three months ended March 31, 2026 and 2025, respectively, and was attributable to a vendor refund.

Net Loss

The decrease in our net loss during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to cost decreases in our research and development activities and in our general and administrative expenses, as well as higher grant income. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MAR-T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited grant income associated with grants to fund research. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof, as well as grants.

Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of December 31, 2025, and taking into consideration the net proceeds received in July and August of 2025 through the sale of Common Stock pursuant to its ATM Agreement with H.C. Wainwright & Co., LLC, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2027, assuming no additional grant funds are received, either from new grants or from existing awarded grants. We are considering raising additional capital through the issuance of common shares or preferred shares and intend to apply for additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the first quarter of 2027, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds, of which there can be no assurance.

Cash and Working Capital

The following table sets forth our cash, cash equivalents, and restricted cash and working capital as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Cash, cash equivalents, and restricted cash	$15,638,655	$17,042,847
Working capital	$13,795,958	$16,796,814

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended
	March 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(1,404,192)	$(5,499,737)
Investing activities	—	—
Financing activities	—	505
Net decrease in cash, cash equivalents, and restricted cash	$(1,404,192)	$(5,499,232)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 was $1.4 million. The use of cash primarily related to our net loss of $3.2 million, offset by $0.2 million of non-cash stock-based compensation, and a $1.6 million increase from changes in assets and liabilities.

Net cash used in operating activities during the three months ended March 31, 2025 was $5.5 million. The use of cash primarily related to our net loss of $4.4 million, offset by $0.4 million of non-cash stock-based compensation, and a $1.5 million decrease from changes in assets and liabilities.

Financing Activities

There was no cash provided by financing during the three months ended March 31, 2026.

Net cash provided by financing activities was $505 during the three months ended March 31, 2025, due to the net proceeds from the exercise of warrants and stock options, respectively.

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

Other receivable mainly consists of grant income receivable. Qualifying grant income earned in advance of cash received from grants is recognized as other income and recorded as other receivable. The following table summarizes the Company’s other receivable balance as of March 31, 2026 and December 31, 2025, respectively:

	March 31,	December 31,
	2026	2025
Grant income receivable:
CPRIT AML Grant	$1,060,666	$815,436
FDA Grant	2,903	3,678
SBIR AML Grant	116,504	162,897
Decoy Grant	73,328	59,501
SBIR NHL Grant	—	87,417
PANACEA Grant	73,478	190,052
Total grant income receivable	1,326,879	1,318,981
Interest receivable	43,218	50,419
Other	7,203	—
Total other receivable	$1,377,300	$1,369,400

As of March 31, 2026, we had working capital of $13.8 million, compared to working capital of $16.8 million as of December 31, 2025. Operating expenses incurred during the three months ended March 31, 2026 were $4.1 million compared to $5.0 million during the equivalent prior year period. Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of March 31, 2026, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements into the first quarter of 2027, assuming no additional grant funds are received. We currently plan to raise additional capital through the issuance of common shares and receive additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the first quarter of 2027 although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds. Our assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

ATM Agreement

In November 2024, we entered into an At The Market Offering Agreement (the “Sales Agreement”), with H.C. Wainwright & Co. LLC, relating to the sale of shares of our common stock having an agreement offering price of up to $11,431,713 from time to time through H.C. Wainwright & Co. LLC. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-283512), which the SEC declared effective on December 6, 2024. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. H.C. Wainwright & Co. LLC will be entitled to compensation under the Sales Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided H.C. Wainwright & Co. LLC with indemnification and contribution rights. There was no activity under the ATM Agreement during either period presented.

Private Placement

On December 19, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued and sold in a private Placement the following securities: (i) 1,783,805 shares of common stock, (ii) Series B Warrants, or Pre-Funded Warrants, to purchase an aggregate of 3,247,445 shares of common stock in lieu of shares of common stock and (iii) Series A Warrants, or Private Placement Warrants, to purchase an aggregate of 5,031,250 shares of common stock. The purchase price per share of common stock and accompanying Private Placement Warrant to purchase a share of common stock was $3.20, and the purchase price per Pre-Funded Warrant and accompanying Private Placement Warrant to purchase a share of common stock was $3.199. Total gross proceeds from the sale of securities in the Private Placement, before deducting commissions to the placement agent and estimated offering expenses, was approximately $16.1 million, which did not include any proceeds that may be received upon exercise of any warrants issued in the Private Placement. Both the Pre-Funded Warrants and the Private Placement Warrants were not exercisable until the Company obtained shareholder approval. On March 21, 2025, the Company obtained shareholder approval for the exercise of such warrants. The transaction closed on December 23, 2024.

Going Concern

We have no sources of income, other than grant income, to provide incoming cash flows to sustain our future operations. As outlined above, our ability to pursue our long-term planned business activities is dependent upon our successful efforts to raise additional capital.

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

With respect to grant income, the Company recognizes grant income when qualifying costs are incurred for the amount the Company is entitled to under the provisions of the contract.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.         Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. Our management, with participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

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

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.       Risk Factors

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. In addition to the other information set forth in this quarterly report on Form 10-Q, you should carefully consider the factors described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 18, 2026. There have been no material changes to the risk factors described in that report.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the three months ended March 31, 2026.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

(a)	None.
(b)	None.
(c)

Director and Officer Trading Plans and Arrangements. During the quarterly period ended March 31, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

Item 6.         Exhibits

The following exhibits are included with this Quarterly Report on Form 10-Q:

		Incorporated by Reference
Exhibit number	Exhibit description	Form	File no.	Exhibit	Filing date	Filed herewith

3.1	Certificate of Incorporation (Delaware).	8-K	001-37939	3.4	10/17/18

3.1.1	Certificate of Amendment to Certificate of Incorporation.	8-K	001-37939	3.1	5/27/2022

3.1.2	Certificate of Amendment to Certificate of Incorporation	8-K	001-37939	3.1	1/26/2023

3.1.3	Certificate of Amendment to Certificate of Incorporation	8-K	001-37939	3.1	5/4/2026

3.2	Bylaws of Marker Therapeutics, Inc.	8-K	001-37939	3.6	10/17/18

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

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

Date: May 15, 2026

MARKER THERAPEUTICS, INC.

/s/ Juan Vera
Juan Vera
President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)