Form 10-Q
period 2026-06-30
Marker Therapeutics, Inc.
filed 2026-08-14
CIK 1094038

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 16,673,127 shares of common stock outstanding as of August 07, 2026.

PART I.     FINANCIAL INFORMATION

Item 1.       Financial Statements

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$11,331,023	$16,068,048
Restricted cash	591,309	974,799
Prepaid expenses and other current assets	1,043,676	658,750
Other receivables	1,619,477	1,369,400
Total current assets	14,585,485	19,070,997
Total assets	$14,585,485	$19,070,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$1,023,917	$1,299,384
Related party payable	804,795	—
Deferred grant income	591,309	974,799
Total current liabilities	2,420,021	2,274,183
Total liabilities	2,420,021	2,274,183

Stockholders’ equity:
Preferred stock, $0.001 par value, 5 million shares authorized, 0 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value, 130 million shares authorized, 16.7 million shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively (see Note 8)	16,672	16,672
Additional paid-in capital	476,335,097	475,960,940
Accumulated deficit	(464,186,305)	(459,180,798)
Total stockholders’ equity	12,165,464	16,796,814
Total liabilities and stockholders’ equity	$14,585,485	$19,070,997

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$1,476,161	$4,177,054	$4,318,888	$7,312,481
General and administrative	1,144,205	945,163	2,374,012	2,314,378
Loss on early termination of vendor agreement	—	—	—	453,135
Total operating expenses	2,620,366	5,122,217	6,692,900	10,079,994
Loss from operations	(2,620,366)	(5,122,217)	(6,692,900)	(10,079,994)
Other income:
Grant income	681,579	861,184	1,433,270	1,210,288
Interest income	112,558	128,025	245,446	290,514
Other income	—	117,444	8,677	117,444
Net loss	$(1,826,229)	$(4,015,564)	$(5,005,507)	$(8,461,748)

Net loss per share:
Net loss per share, basic and diluted	$(0.09)	$(0.29)	$(0.26)	$(0.67)

Weighted average number of common shares outstanding:
Basic	19,314,742	13,956,562	19,314,742	12,539,169
Diluted	19,314,742	13,956,562	19,314,742	12,539,169

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended June 30, 2026
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2026	16,673,127	$16,672	$476,139,362	$(462,360,076)	$13,795,958
Stock-based compensation	—	—	195,735	—	195,735
Net loss	—	—	—	(1,826,229)	(1,826,229)
Balance at June 30, 2026	16,673,127	$16,672	$476,335,097	$(464,186,305)	$12,165,464

	For the Six Months Ended June 30, 2026
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2026	16,673,127	$16,672	$475,960,940	$(459,180,798)	$16,796,814
Stock-based compensation	—	—	374,157	—	374,157
Net loss	—	—	—	(5,005,507)	(5,005,507)
Balance at June 30, 2026	16,673,127	$16,672	$476,335,097	$(464,186,305)	$12,165,464

	For the Three Months Ended June 30, 2025
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at April 1, 2025	11,214,835	$11,213	$465,944,020	$(451,463,362)	$14,491,871
Issuance of common stock from exercise of prefunded warrants	100,000	100	—	—	100
Stock-based compensation	—	—	13,986	—	13,986
Net loss	—	—	—	(4,015,564)	(4,015,564)
Balance at June 30, 2025	11,314,835	$11,313	$465,958,006	$(455,478,926)	$10,490,393

	For the Six Months Ended June 30, 2025
					Total
	Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Par value	in Capital	Deficit	Equity
Balance at January 1, 2025	10,709,005	$10,708	$465,564,876	$(447,017,178)	$18,558,406
Issuance of common stock from exercise of prefunded warrants	605,830	605	—	—	605
Stock-based compensation	—	—	393,130	—	393,130
Net loss	—	—	—	(8,461,748)	(8,461,748)
Balance at June 30, 2025	11,314,835	$11,313	$465,958,006	$(455,478,926)	$10,490,393

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(5,005,507)	$(8,461,748)
Reconciliation of net loss to net cash used in operating activities:
Stock-based compensation	374,157	393,130
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(384,926)	(794,872)
Other receivables	(250,077)	672,368
Related party payable	804,795	(1,053,869)
Accounts payable and accrued expenses	(275,467)	513,917
Deferred grant income	(383,490)	1,352,975
Net cash used in operating activities	(5,120,515)	(7,378,099)
Cash Flows from Financing Activities:
Proceeds from exercise of warrants	—	605
Net cash provided by financing activities	—	605
Net decrease in cash, cash equivalents, and restricted cash	(5,120,515)	(7,377,494)
Cash, cash equivalents, and restricted cash at beginning of the period	17,042,847	19,192,440
Cash, cash equivalents, and restricted cash at end of the period	$11,922,332	$11,814,946

See accompanying notes to these unaudited condensed consolidated financial statements.

MARKER THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

NOTE 3: LIQUIDITY AND FINANCIAL CONDITION

As of June 30, 2026, the Company had cash, cash equivalents, and restricted cash of approximately $11.9 million. The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; successfully progress its product candidates through preclinical and clinical development; obtain regulatory approval of one or more of its product candidates; maintain and enforce intellectual property rights; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances and collaborations. From inception, the Company has been funded by a combination of equity and debt financings and grants.

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

In June 2024, the Company received notice of a $2.0 million grant over a 2-year period from the National Institutes of Health SBIR program to support control over tumor immune escape in pancreatic cancer using a dual T cell product strategy (the “Decoy Grant”). Through the date of this filing, the Company has received approximately $0.7 million in funds from the Decoy Grant.

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

In August 2024, the Company received another $2.0 million grant from the NIH SBIR program to support the advancement of MT-601 in patients with pancreatic cancer (the “PANACEA Grant”). Through the date of this filing, the Company has received approximately $0.6 million in funds from the PANACEA Grant.

In December 2024, the Company received notice of an additional $9.5 million grant from CPRIT to support the clinical investigation of MT-601 in patients with metastatic pancreatic cancer (the “CPRIT Pancreatic Grant”). Through the date of this filing, the Company has received $1.5 million in funds from this grant.

In July 2026, the Company received notice of a $4.2 million grant from the U.S. Department of War (previously Department of Defense) to support the clinical investigation of MT-601 in relapsed/refractory large B-cell lymphoma (“LBCL”) (the “DoW Grant”).

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

Based on the Company’s lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of June 30, 2026, the Company anticipates that it will be able to fund its operating expenses and capital expenditure requirements into the second quarter of 2027, assuming no additional grant funds are received, either from new grants or from existing awarded grants. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Management is considering raising additional capital through the issuance of securities and intends to apply for additional grant funds, which could enable the Company to fund its operating expenses and capital expenditure requirements beyond the second quarter of 2027, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. The Company’s future cash requirements are based on the Company’s clinical and research and development plans, timing expectations related to the progress of its programs, and is subject to the Company’s ability to effectively manage its costs, raise additional capital, and receive additional grant funds, of which there can be no assurances.

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

Cash, Cash Equivalents, Restricted Cash, and Credit Risk

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash, cash equivalents, and restricted cash at June 30, 2026 consisted of cash and certificates of deposit in institutions in the United States. The Company maintains cash in accounts which are in excess of the Federal Deposit Insurance Corporation (“FDIC”) insured limits of $250,000. As of June 30, 2026, the Company had approximately $1.2 million in cash at financial institutions, including $0.6 million of restricted cash at financial institutions, and approximately $10.7 million in U.S. government agency securities, for aggregate cash, cash equivalents, and restricted cash of $11.9 million. As of December 31, 2025, the Company had approximately $1.6 million in cash at financial institutions and approximately $15.4 million in U.S. government agency securities, for aggregate cash and cash equivalents, and restricted cash of $17.0 million.

In the event cash is received from grants in advance of incurring qualifying costs, it is recorded as restricted cash and deferred grant income until it is earned and recorded to grant income. As of June 30, 2026, $0.6 million was recorded as restricted cash and deferred grant income on the Company’s condensed consolidated balance sheet.

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

There were no similar modifications of stock options during the three or six months ended June 30, 2026.

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

The following table sets forth the computation of net loss per share for the three and six months ended June 30, 2026 and 2025, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(1,826,229)	$(4,015,564)	$(5,005,507)	$(8,461,748)

Denominator:
Weighted average common shares outstanding, basic	19,314,742	13,956,562	19,314,742	12,539,169
Weighted average common shares outstanding, diluted	19,314,742	13,956,562	19,314,742	12,539,169

Net loss per share:
Net loss per share, basic and diluted	$(0.09)	$(0.29)	$(0.26)	$(0.67)

The calculation of weighted-average shares outstanding includes the impact of the Company’s pre-funded warrants.

The following securities, rounded to the nearest thousand, were not included in the diluted net loss per share calculation because their effect was anti-dilutive for the periods presented:

	For the Six Months Ended
	June 30,
	2026	2025
Common stock options	1,792,878	709,261
Common stock purchase warrants	5,031,250	5,031,250
Potentially dilutive securities	6,824,128	5,740,511

NOTE 6: OTHER RECEIVABLE

Other receivable mainly consists of grant income receivable. Qualifying grant income earned in advance of cash received from grants is recognized as other income and recorded as other receivable. The following table summarizes the Company’s other receivable balance as of June 30, 2026 and December 31, 2025, respectively:

	June 30,	December 31,
	2026	2025
Grant income receivable:
CPRIT AML Grant	$1,311,557	$815,436
FDA Grant	20,055	3,678
SBIR AML Grant	—	162,897
Decoy Grant	141,900	59,501
SBIR NHL Grant	—	87,417
PANACEA Grant	105,601	190,052
Total grant income receivable	1,579,113	1,318,981
Interest receivable	33,161	50,419
Other	7,203	—
Total other receivable	$1,619,477	$1,369,400

Refer to Note 3 for details related to awarded grants and Note 10 for more information on grant income.

NOTE 7: ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND RELATED PARTY PAYABLE

Accounts payable, accrued liabilities, and related party payable consist of the following as of June 30, 2026 and December 31, 2025, respectively:

	June 30,	December 31,
	2026	2025
Accounts payable	$585,039	$793,727
Compensation and benefits	118,605	87,083
Professional fees	61,460	160,008
Related party payable	804,795	—
Tax fees	54,638	54,638
Other	204,175	203,928
Total accounts payable, accrued liabilities and related party payable	$1,828,712	$1,299,384

The $0.8 million related-party payable as of June 30, 2026, reflects amounts for outsourced product development and manufacturing services. See Note 12: Related Party Transactions.

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

The following table summarizes the total warrants outstanding at June 30, 2026:

				Outstanding			Outstanding
		Exercise		as of			as of
		Price Per	Expiration	December 31,	New		June 30,
	Issue Date	Share	Date	2025	Issuance	Exercised	2026
Private placement warrants	December 2024	$4.00	5 years from shareholder approval	5,031,250	—	—	5,031,250
Pre-funded warrants	December 2024	$0.001	5 years from shareholder approval	2,641,615	—	—	2,641,615
				7,672,865	—	—	7,672,865

NOTE 9: STOCK-BASED COMPENSATION

Stock Options

2026 Equity Incentive Awards

On June 9, 2026, pursuant to the Company’s 2020 Equity Incentive Plan, the Company granted equity-based incentive awards to two employees of 15,000 options each to purchase the Company’s common stock. Each award was granted with an exercise price of $1.41 per share, the closing price of the Company’s common stock on the Nasdaq Capital Market on June 9, 2026, with 50% of the shares vesting immediately upon the grant date and the remaining 50% vesting on the second anniversary of the grant date, subject to such Optionee’s continued service on the applicable vesting date.

A summary of the Company’s stock option activity for the six months ended June 30, 2026 is as follows:

				Weighted Average
				Remaining
		Weighted Average		Contractual
	Number of Shares	Exercise Price	Total Intrinsic Value	Life (in years)
Outstanding as of December 31, 2025	1,762,878	$7.77	$563,368	8.5
Granted	30,000	1.41	—	9.9
Exercised	—	—	—	—
Canceled/Expired	—	—	—	—
Outstanding as of June 30, 2026	1,792,878	$7.66	$541,911	8.1
Options vested and exercisable	598,005	$20.85	$20,469	5.8

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted under the Company’s share-based compensation plans. The weighted average assumptions used in calculating the fair values of stock options that were granted during the six months ended June 30, 2026 were as follows:

For the Six Months
Ended June 30, 2026
Exercise price	$1.41
Expected term (years)	5.5
Expected stock price volatility	106.89%
Risk-free rate of interest	4.29%
Expected dividend rate	—%

The following table sets forth stock-based compensation expenses recorded during the respective periods:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock Compensation expenses:
Research and development	$343	$1,628	$798	$307,137
General and administrative	195,392	12,358	373,359	85,993
Total stock compensation expenses	$195,735	$13,986	$374,157	$393,130

As of June 30, 2026, the total stock-based compensation cost related to unvested awards not yet recognized was $0.6 million. The expected weighted average period for compensation costs to be recognized was approximately 1.6 years. Future option grants will impact the compensation expense recognized.

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

There were no similar modifications of stock options during the three or six months ended June 30, 2026.

NOTE 10: GRANT INCOME

If restricted cash is received from grants in advance of incurring qualifying costs, it is recorded as deferred grant income and recognized as other income when qualifying costs are incurred. The Company had $0.6 million and $1.0 million of restricted cash recorded as of June 30, 2026 and December 31, 2025, respectively.

The following table summarizes grant income recorded for the three and six months ended June 30, 2026 and 2025, by grant:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Grant income:
CPRIT AML Grant[1]	$256,890	$319,610	$465,399	$537,254
FDA Grant	20,055	104,461	22,958	104,461
SBIR AML Grant	—	11,594	116,504	108,317
Decoy Grant	167,206	189,076	265,840	203,291
PANACEA Grant	105,601	53,168	179,079	61,147
CPRIT Pancreatic Grant[1]	131,827	183,275	383,490	195,818
Total grant income	$681,579	$861,184	$1,433,270	$1,210,288

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

IRS Penalties

The Company received notification from the Internal Revenue Service (“IRS”) relating to the failure to timely file certain Form 5500 filings associated with its 401-K Plan for certain plan years between 2020 and 2024. The notices assess penalties and related interest totaling approximately $0.5 million.

The Company intends to pursue available administrative remedies, including requests for penalty abatement and/or appeals, which could result in a reduction or elimination of the assessed amounts. In accordance with ASC 450, Contingencies, management evaluated the matter and concluded that payment of the full assessed amount was not probable as of June 30, 2026. While a loss may ultimately be incurred upon resolution of the matter, the amount of any such loss is not reasonably estimable as of June 30, 2026. Accordingly, no liability has been recorded in the accompanying condensed consolidated financial statements as of June 30, 2026 related to this matter. The Company will continue to monitor the status of this matter, including the outcome of any abatement requests or appeals, and will reassess its conclusions under ASC 450 as additional information becomes available.

NOTE 12: RELATED PARTY EXPENSES

The following table sets forth related party transaction expenses recorded for the three and six months ended June 30, 2026 and 2025, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Baylor College of Medicine	$450,525	$1,868,019	$1,560,736	$2,487,862
Cell Ready	—	63,248	—	1,079,552
Wilson Wolf Manufacturing Corporation	—	20,808	—	49,940
Total Research and development	$450,525	$1,952,075	$1,560,736	$3,617,354

As of June 30, 2026, the Company had a related party payable of $0.8 million. See Note 7 for additional information.

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

During the three and six months ended June 30, 2026, the Company incurred $0.5 million and $1.6 million in expenses related to services and manufacturing costs and paid BCM nil and approximately $1.1 million for invoices received. During the three and six months ended June 30, 2025, the Company incurred $1.9 million and $2.5 million in expenses related to services and manufacturing costs and paid BCM approximately $1.8 million and $1.9 million for invoices received, respectively.

NOTE 13: SUBSEQUENT EVENTS

In July 2026, the Company received notice of a $4.2 million grant from the U.S. Department of War (previously Department of Defense) to support the clinical investigation of MT-601 in relapsed/refractory large B-cell lymphoma (“LBCL”) (the “DoW Grant”).

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

Company Overview

We are a clinical-stage immuno-oncology company specializing in the development and commercialization of novel T cell-based immunotherapies for the treatment of hematological malignancies and solid tumor indications. Harnessing millions of years of immunologic evolution, Marker’s multi antigen recognizing (“MAR”)-T cell technology is designed to recognize and kill highly heterogeneous tumors without the need for genetic modifications. This approach selectively expands natural tumor-specific T cells from a patient’s/donor’s blood that are capable of recognizing a broad range of tumor associated antigens, (“TAAs”). Unlike other T cell therapies, MAR-T cells are able to recognize hundreds of different epitopes within up to six tumor-specific antigens to produce broad spectrum anti-tumor activity. Targeting multiple antigens simultaneously exploits the natural capacity of T cells to recognize and kill tumor targets via native T cell receptors (“TCR”), while limiting tumor adaptation/escape by antigen-negative selection or antigen down-regulation. When infused into a patient with cancer, the MAR-T cells are designed to kill cancer cells expressing the TAA and potentially recruit the patient’s immune system to participate in the cancer killing process.

We licensed the underlying technology for MAR-T cell therapy from Baylor College of Medicine (“BCM”), in March 2018. BCM had utilized the therapy in seven exploratory clinical trials. In these studies, BCM treated over 150 patients suffering from a variety of cancers including lymphoma, multiple myeloma, acute myeloid leukemia, or AML, acute lymphoblastic leukemia, or ALL, pancreatic cancer, breast cancer and various sarcomas. In those studies, BCM saw evidence of clinical benefit, expansion of infused cells, and decreased toxicity compared to other cellular therapies.

We anticipate continuing to advance two product candidates for 3 clinical indications as part of our MAR-T cell program for:

●	Autologous MAR-T cell product candidate for the treatment of lymphoma and pancreatic cancer (MT-601)
●	Off-the-Shelf (OTS) product candidate in various indications (e.g., MT-401-OTS in AML or MDS)

We do not genetically engineer our MAR-T cells and we believe that our product candidates are superior to T cells engineered with chimeric antigen receptors, or CAR-T, for several reasons including:

●	Multiple targets → enhanced tumoricidal effect→ minimized tumor immune escape
●	Clinical safety → no treatment-related side effects, including immune effector cell-associated neurotoxicity syndrome (ICANS) or other severe adverse effects (SAEs), were attributed to the use of MAR-T cells to date
●	Non-genetically engineered T cell → selective expansion of tumor-specific T cells from a patient’s or donor’s blood capable of recognizing a broad range of tumor antigens→ no risk of mutagenesis and reduced manufacturing complexity → lower cost

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

In July 2026, the Company received notice of a $4.2 million grant from the U.S. Department of War (previously Department of Defense) to support the clinical investigation of MT-601 in relapsed/refractory large B-cell lymphoma (“LBCL”) (the “DoW Grant”).

Results of Operations

Comparison of the Three months Ended June 30, 2026 and 2025

The following table summarizes the results of our continuing operations for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended
	June 30,
	2026	2025	Change
Operating expenses:
Research and development	1,476,161	4,177,054	(2,700,893)	(65)%
General and administrative	1,144,205	945,163	199,042	21%
Total operating expenses	2,620,366	5,122,217	(2,501,851)	(49)%
Loss from operations	(2,620,366)	(5,122,217)	2,501,851	(49)%
Other income:
Grant income	681,579	861,184	(179,605)	(21)%
Interest income	112,558	128,025	(15,467)	(12)%
Other income	—	117,444	(117,444)	(100)%
Net loss	$(1,826,229)	(4,015,564)	$2,189,335	(55)%

Operating Expenses

Operating expenses incurred during the three months ended June 30, 2026 were $2.6 million compared to $5.1 million during the same period ended June 30, 2025. Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses decreased by 65% to $1.5 million for the three months ended June 30, 2026, compared to $4.2 million for the three months ended June 30, 2025.

The decrease of $2.7 million in 2026 was primarily attributable to the following:

●decrease of $2.3 million in clinical trial expenses,

●decrease of $0.3 million in clinical consulting expenses, and

●decrease of $0.1 million in other clinical expenses.

General and Administrative Expenses

General and administrative expenses increased by 21% to $1.1 million for the three months ended June 30, 2026, compared to $0.9 million during the same period ended June 30, 2025.

The increase of $0.2 million in 2026 was primarily attributable to headcount-related expenses, including stock-based compensation expense.

Other Income

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

In July 2026, the Company received notice of a $4.2 million grant from the U.S. Department of War (previously Department of Defense) to support the clinical investigation of MT-601 in relapsed/refractory large B-cell lymphoma (“LBCL”) (the “DoW Grant”).

The following table summarizes grant income recorded for the three months ended June 30, 2026 and 2025, by grant:

	For the Three Months Ended
	June 30,
	2026	2025
Grant income:
CPRIT AML Grant[1]	$256,890	$319,610
FDA Grant	20,055	104,461
SBIR AML Grant	—	11,594
Decoy Grant	167,206	189,076
PANACEA Grant	105,601	53,168
CPRIT Pancreatic Grant[1]	131,827	183,275
Total grant income	$681,579	$861,184

(1) Both CPRIT grants are subject to certain revenue - sharing arrangements, as per the grant agreements (see Note 11).

Interest Income

Interest income was $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Other Income

Other income was nil and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and was attributable to a state sales tax rebate from 2022.

Net Loss

The decrease in our net loss during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to cost decreases in our research and development activities. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MAR-T cell product candidates.

Comparison of the Six months Ended June 30, 2026 and 2025

The following table summarizes the results of our continuing operations for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,
	2026	2025	Change
Operating expenses:
Research and development	4,318,888	7,312,481	(2,993,593)	(41)%
General and administrative	2,374,012	2,314,378	59,634	3%
Loss on early termination of vendor agreement	—	453,135	(453,135)	(100)%
Total operating expenses	6,692,900	10,079,994	(3,387,094)	(34)%
Loss from operations	(6,692,900)	(10,079,994)	3,387,094	(34)%
Other income (expenses):
Grant income	1,433,270	1,210,288	222,982	18%
Interest income	245,446	290,514	(45,068)	(16)%
Other income	8,677	117,444	(108,767)	(93)%
Net loss	$(5,005,507)	(8,461,748)	$3,456,241	(41)%

Operating Expenses

Operating expenses incurred during the six months ended June 30, 2026 were $6.7 million compared to $10.1 million during the same period ended June 30, 2025.

Significant changes and expenditures in operating expenses are outlined as follows:

Research and Development Expenses

Research and development expenses decreased by 41% to $4.3 million for the six months ended June 30, 2026, compared to $7.3 million for the six months ended June 30, 2025.

The decrease of $3.0 million in 2026 was primarily attributable to the following:

●	decrease of $2.8 million in clinical trial expenses,
●	decrease of $0.3 million in headcount-related expenses, and

●	decrease of $0.1 million process development costs, offset by
●	increase of $0.2 million in other clinical expenses.

General and Administrative Expenses

General and administrative expenses increased by 3% to $2.4 million for the six months ended June 30, 2026, compared to $2.3 million during the same period ended June 30, 2025.

The increase of $0.1 million in 2026 was primarily attributable to increases in headcount-related expenses.

Other Income

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

In July 2026, the Company received notice of a $4.2 million grant from the U.S. Department of War (previously Department of Defense) to support the clinical investigation of MT-601 in relapsed/refractory large B-cell lymphoma (“LBCL”) (the “DoW Grant”).

The following table summarizes grant income recorded for the six months ended June 30, 2026 and 2025, by grant:

	For the Six Months Ended
	June 30,
	2026	2025
Grant income:
CPRIT AML Grant[1]	$465,399	$537,254
FDA Grant	22,958	104,461
SBIR AML Grant	116,504	108,317
Decoy Grant	265,840	203,291
PANACEA Grant	179,079	61,147
CPRIT Pancreatic Grant[1]	383,490	195,818
Total grant income	$1,433,270	$1,210,288

(1) Both CPRIT grants are subject to certain revenue - sharing arrangements, as per the grant agreements (see Note 11).

Interest Income

Interest income was $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, and was attributable to interest income relating to funds that are held in U.S. Treasury notes and U.S. government agency-backed securities.

Other Income

Other income was immaterial and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, and was attributable to a state sales tax rebate from 2022.

Net Loss

The decrease in our net loss during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to cost decreases in our research and development activities and the loss on termination of the Cell Ready MSA. We anticipate that we will continue to incur net losses in the future as we continue to invest in research and development activities, including clinical development of our MAR-T cell product candidates.

Liquidity and Capital Resources

We have not generated any revenues from the sales or licensing of our product candidates since inception and only have limited grant income associated with grants to fund research. We have financed our operations primarily through public and private offerings of our stock and debt including warrants and the exercise thereof, as well as grants.

Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of June 30, 2026, and taking into consideration the net proceeds received in July and August of 2025 through the sale of Common Stock pursuant to its ATM Agreement with H.C. Wainwright & Co., LLC, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements into the second quarter of 2027, assuming no additional grant funds are received, either from new grants or from existing awarded grants. We are considering raising additional capital through the issuance of common shares or preferred shares and intend to apply for additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the second quarter of 2027, although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds, of which there can be no assurance.

Cash and Working Capital

The following table sets forth our cash, cash equivalents, restricted cash, and working capital as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Cash, cash equivalents, and restricted cash	$11,922,332	$17,042,847
Working capital	$12,165,464	$16,796,814

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended
	June 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(5,120,515)	$(7,378,099)
Investing activities	—	—
Financing activities	—	605
Net decrease in cash, cash equivalents, and restricted cash	$(5,120,515)	$(7,377,494)

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026 was $5.1 million. The use of cash primarily related to our net loss of $5.0 million and a $0.5 million decrease from changes in assets and liabilities, offset by $0.4 million of non-cash stock-based compensation.

Net cash used in operating activities during the six months ended June 30, 2025 was $7.4 million. The use of cash primarily related to our net loss of $8.5 million offset by $0.4 million of non-cash stock-based compensation and a $0.7 million increase from changes in assets and liabilities.

Financing Activities

There was no cash provided by financing activities during the six months ended June 30, 2026.

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

Other receivable mainly consists of grant income receivable. Qualifying grant income earned in advance of cash received from grants is recognized as other income and recorded as other receivable. The following table summarizes the Company’s other receivable balance as of June 30, 2026 and December 31, 2025, respectively:

	June 30,	December 31,
	2026	2025
Grant income receivable:
CPRIT AML Grant	$1,311,557	$815,436
FDA Grant	20,055	3,678
SBIR AML Grant	—	162,897
Decoy Grant	141,900	59,501
SBIR NHL Grant	—	87,417
PANACEA Grant	105,601	190,052
Total grant income receivable	1,579,113	1,318,981
Interest receivable	33,161	50,419
Other	7,203	—
Total other receivable	$1,619,477	$1,369,400

As of June 30, 2026, we had working capital of $12.2 million, compared to working capital of $16.8 million as of December 31, 2025. Operating expenses incurred during the three and six months ended June 30, 2026 were $2.6 million and $6.7 million, respectively, compared to $5.1 million and $10.1 million during the equivalent prior year periods, respectively. Based on our lack of recurring revenues, anticipated uses of cash and historical recurring cash losses from operating activities, and cash, cash equivalents, and restricted cash as of June 30, 2026, we anticipate that we will be able to fund our operating expenses and capital expenditure requirements into the second quarter of 2027, assuming no additional grant funds are received. We currently plan to raise additional capital through the issuance of common shares and receive additional grant funds, which could enable us to fund our operating expenses and capital expenditure requirements beyond the second quarter of 2027 although no assurance can be given that such capital or existing awarded grants will be earned or future grants will be awarded. This estimate is subject to our ability to effectively manage our costs, raise additional capital, and receive additional grant funds. Our assumptions may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned in order to meet operational needs and capital requirements for product development and commercialization. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

●	initiate or continue clinical trials of our product candidates;
●	continue the research and development of our product candidates and seek to discover additional product candidates;
●	seek regulatory approvals for our product candidates if they successfully complete clinical trials;
●	continue development of our manufacturing capabilities;
●	establish sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any product candidates that may receive regulatory approval;
●	evaluate strategic transactions we may undertake; and
●	enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

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

ATM Agreement

In November 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”), with H.C. Wainwright & Co. LLC, relating to the sale of shares of our common stock having an agreement offering price of up to $11,431,713 from time to time through H.C. Wainwright & Co. LLC. Any shares of our common stock sold will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-283512), which the SEC declared effective on December 6, 2024. However, our use of the shelf registration statement on Form S-3 will be limited for so long as we are subject to General Instruction I.B.6 of Form S-3, which limits the amounts that we may sell under the registration statement and in accordance with the ATM agreement. H.C. Wainwright & Co. LLC will be entitled to compensation under the ATM Agreement at a commission rate equal to 3.0% of the gross sales price per share sold under the ATM Agreement, and we have provided H.C. Wainwright & Co. LLC with indemnification and contribution rights. There was no activity under the ATM Agreement during any of the periods presented.

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

(b)Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

We did not record any issuances of unregistered securities during the three months ended June 30, 2026.

Item 3.         Defaults Upon Senior Securities

None.

Item 4.         Mine Safety Disclosure

Not applicable.

Item 5.         Other Information

(a)	None.
(b)	None.
(c)

Director and Officer Trading Plans and Arrangements. During the quarterly period ended June 30, 2026, no director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in the Exchange Act).

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

Date: August 14, 2026

MARKER THERAPEUTICS, INC.

/s/ Juan Vera
Juan Vera
President, Chief Executive Officer and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)